Form 10-K
period 1993-12-31
CULLEN FROST BANKERS INC
filed 1994-03-30
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                      Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

___ TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF  THE  SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

FOR THE TRANSITION PERIOD FROM _______ to  _______
Commission File Number   0-7275

                                CULLEN/FROST BANKERS, INC.
                 (Exact name of registrant as specified in its charter)

          Texas                                                   74-1751768
- -------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation  or organization)                              Identification No.)

     100 W. Houston Street
      San Antonio, Texas                                           78205
- -------------------------------                                   -------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (210) 220-4011 Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:


                             Common Stock, $5 Par Value
                             --------------------------
                                 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO
   ---     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $384,304,372 based on the closing price of such stock as of March 25, 1994.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                        Class                         March 25, 1994
             --------------------------              --------------
             Common Stock, $5 par value                 11,031,723


                          DOCUMENTS INCORPORATED BY REFERENCE
(1) Annual Report to Shareholders for the Year Ended December 31, 1993
    (Parts I & II)
(2) Proxy Statement for Annual Meeting of Shareholders to be held May 17,1994 (Part III)

                         TABLE OF CONTENTS


PART I                                                                   Page
- ------                                                                   ----
ITEM  1.  BUSINESS                                                        1

ITEM  2.  PROPERTIES                                                      8

ITEM  3.  LEGAL PROCEEDINGS                                               8

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             *


PART II
- -------
ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK  AND RELATED STOCKHOLDER
          MATTERS                                                         9

ITEM  6.  SELECTED FINANCIAL DATA                                         9

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                           9

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     9

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                        *


PART III
- --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             10

ITEM 11.  EXECUTIVE COMPENSATION                                         10

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 10

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 10


PART IV
- -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K                                                       11





* Not Applicable

                                      PART I


Item 1.   BUSINESS
- ------------------

General

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Company"), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the Bank Holding Company Act") and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The New Galveston Company, incorporated under the laws of Delaware, is a wholly owned second tier bank holding company subsidiary which owns all banking and non-banking subsidiaries. Cullen/Frost's principal assets consist of all the capital stock of three national banks. At year end 1993, Cullen/Frost had 27 offices in five major Texas banking markets with 16 locations in San Antonio, four in the Houston/Galveston area, three in the Corpus Christi area, three in the Austin area and one in Dallas.
     At December 31, 1993, Cullen/Frost had consolidated total assets of $3,639,047,000 and total deposits of $3,149,428,000. Based on information from the Federal Reserve Board, as of September 30, 1993, Cullen/Frost was the second largest of the 81 bank holding companies in Texas and the seventh largest of 928 banking organizations in Texas.
     Cullen/Frost provides policy direction to the Cullen/Frost subsidiary banks in the following areas: (i) lending policies and techniques, loan participation and credit administration; (ii) asset and liability management; (iii) trust services; (iv) personnel management and compensation; (v) accounting, budgeting, planning, operations, insurance and auditing; (vi) capitalization; (vii) marketing programs and (viii) regulatory compliance.



Cullen/Frost Subsidiary Banks
- -----------------------------

     Each of the Cullen/Frost subsidiary banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The largest of these banks is The Frost National Bank of San Antonio ("Frost Bank"), the origin of which can be traced to a mercantile partnership organized in 1868. Frost Bank was chartered as a national banking association in 1899. At December 31, 1993, Frost Bank, which accounted for approximately 92 percent of consolidated assets, 91 percent of consolidated loans, and 92 percent of consolidated deposits of Cullen/Frost, was the largest bank headquartered in San Antonio and South Texas.

     The following table provides information as of December 31, 1993, as to total assets, total loans and total deposits of each of the Cullen/Frost subsidiary banks:


Name of Bank and Location                  Total Assets      Total Loans     Total Deposits
- -------------------------                  ------------      -----------     --------------
The Frost National Bank,
 San Antonio, Corpus Christi,
 Austin, and Houston, Texas               $3,344,678,000    $1,138,655,000   $2,894,302,000
Cullen/Frost Bank of Dallas, N.A.,
 Dallas, Texas                               178,167,000        58,252,000      155,436,000
United States National Bank of Galveston
 Galveston, Texas                            136,220,000        50,206,000      121,589,000


     During 1993, Cullen/Frost converted its Houston subsidiary bank, which had three offices, into branches of Frost Bank. Early during 1994, Cullen/Frost is expected to acquire Texas Commerce Bank in Corpus Christi as a branch of Frost Bank in exchange for Cullen/Frost Bank of Dallas, N.A. ("Cullen/Frost Bank"). The banks being exchanged are comparable in asset size.

Services Offered by the Cullen/Frost Subsidiary Banks
- -----------------------------------------------------


Commercial Banking
     The subsidiary banks provide commercial services for corporations and other business clients. Loans are made for a wide variety of purposes, including interim construction financing on industrial and commercial properties and financing on equipment, inventories and accounts receivable. Frost Bank and Cullen/Frost Bank provide financial services to business clients on both a national and international basis.

Consumer Services
     The subsidiary banks provide a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, installment and real estate loans, drive-in and night deposit services, safe deposit facilities, credit card services and discount brokerage services.

International Banking
     Frost Bank and Cullen/Frost Bank provide international banking services to customers residing in or dealing with businesses located in Mexico. Such services consist of accepting deposits (in United States dollars only), making loans (in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds and, to a limited extent, dealing in foreign exchange. Reference is made to pages 16 and 21 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1993, which pages are incorporated herein by reference.

Trust Services
     The subsidiary banks provide a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts and the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 1993, trust assets with a market value of approximately $11.1 billion were being administered by these subsidiary banks. In addition, Frost Bank and United States National Bank of Galveston ("U.S. National Bank") serve as transfer agents or registrars for securities, as trustees of bond issues and as paying agents for dividends and interest.

Correspondent Banking
     Frost Bank and Cullen/Frost Bank act as correspondents for approximately 299 financial institutions, primarily banks in Texas. These banks maintain deposits with the subsidiary banks, which offer to the correspondents a full range of services including check clearing, transfer of funds, loan participations, and securities custody and clearance.

Discount Brokerage
     Cullen/Frost Discount Brokers, Inc. was formed in March 1986 to provide discount brokerage services and perform other transactions or operations related to the sale and purchase of securities of all types. Cullen/Frost Discount Brokers, Inc. is a subsidiary of Frost Bank.


Services Offered by the Cullen/Frost Non-Banking Subsidiaries
- -------------------------------------------------------------
     Main Plaza Corporation ("Main Plaza") is a wholly owned non-banking subsidiary. Main Plaza holds real estate for future expansion of certain of the subsidiary banks and occasionally makes loans to qualified borrowers. Loans are funded with borrowings against Cullen/Frost's current cash or borrowings against credit lines.


     In April 1981, Cullen/Frost acquired the capital stock of Daltex General Agency, Inc. ("Daltex"), a wholly owned non-banking subsidiary. As a managing general insurance agency, Daltex provides vendor's single interest insurance for the subsidiary banks.


Competition
- -----------
     The subsidiary banks encounter intense competition in their commercial banking businesses, primarily from other banks located in their respective service areas. The subsidiary bank also compete with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds, ans other financial institutions.

In the case of some larger customers, competition exists with institutions in other major metropolitan areas in Texas and in the remainder of the United States, some of which are larger than the Cullen/Frost subsidiary banks in terms of capital, resources and personnel.



Supervision and Regulation
- --------------------------
Cullen/Frost
     Cullen/Frost is a legal entity separate and distinct from its bank subsidiaries and is a registered bank holding company under the Bank
Holding Company Act (the "BHC Act"). The Bank Holding Company Act generally prohibits Cullen/Frost from engaging in any business activity other than bank-ing, managing and controlling banks, furnishing services to a bank which it owns and controls or engaging in non-banking activities closely related to banking.

     As a bank holding company, Cullen/Frost is primarily regulated by the Federal Reserve Board which has established guidelines with respect to the maintenance of appropriate levels of capital and payment of dividends by bank holding companies. Cullen/Frost is required to obtain prior approval of the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets of any company (including a bank) or to merge or consolidate with another bank holding comp-any. During 1986 the Texas Banking Code was amended by the Texas Legislature authorizing the acquisition of Texas banks or bank holding companies by certain out-of-state registered bank holding companies. A Texas bank holding company would likewise be permitted to acquire a bank or bank holding company in other states if the acquisition is permitted by the laws of the other states.

     The Federal Reserve Act and the Federal Deposit Insurance Act ("FDIA") impose restrictions on loans by the subsidiary banks to Cullen/Frost and certain of its subsidiaries, on investments in securities thereof and on the taking of such securities as collateral for loans. Such restrictions generally prevent Cullen/Frost from borrowing from the subsidiary banks unless the loans are secured by marketable obligations. Also, such restrictions prevent Cullen/Frost and certain other subsidiaries from borrowing from Cullen/ Frost's bank subsidiaries unless the loans are secured. Further, such secured loans, other transactions, and investments by each of such bank subsidiaries are limited in amount as to Cullen/Frost or to certain other subsidiaries to ten percent of the lending bank subsidiary's capital and surplus and as to Cullen/Frost and all such subsidiaries to an aggregate of 20 percent of the lending bank subsidiary's capital and surplus.

Subsidiary Banks
     The three subsidiary national banks are organized as national banking associations under the National Bank Act and are subject to regulation and examination by the Office of the Comptroller of the Currency (the
"Comptroller of the Currency").

     Federal and state laws and regulations of general application to banks have the effect, among others, of regulating the scope of the business of the subsidiary banks, their investments, cash reserves, the purpose and nature of loans, collateral for loans, the maximum interest rates chargeable on loans, the amount of dividends that may be declared and required capitalization ratios. Federal law imposes restrictions on extensions of credit to, and certain other transactions with, Cullen/Frost and other subsidiaries, on investments in stock or other securities thereof and on the taking of such securities as collateral for loans to other borrowers.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Frost Bank and U.S. National Bank have registered with the Comptroller of the Currency as transfer agents and are subject to certain reporting requirements of and regulatory control by the Comptroller of the Currency. The bond department of Frost Bank is subject to regulation under the Texas Securities Act.

     The Comptroller of the Currency with respect to Cullen/Frost's national bank subsidiaries has authority under the Financial Institutions Supervisory Act to prohibit a bank from engaging in what, in such agency's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that such agency could claim that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

     The principal source of Cullen/Frost's cash revenues is dividends from its bank subsidiaries, and there are certain limitations on the payment of dividends to Cullen/Frost by such bank subsidiaries. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. Although not necessarily indicative of amounts available to be paid in future periods, under the most restrictive possible interpretation of these requirements, Cullen/Frost's subsidiary banks had approximately $23,951,000 available for payment of dividends at December 31, 1993.

Capital Adequacy
     Bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stocks minority interests and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of other preferred stock, certain other instru-ments, and limited amounts of subordinated debt and the loan and lease loss allowance.

     In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Futhermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to average total assets. The Federal Reserve Board has not advised Cullen/Frost of any specific minimum leverage ratio applicable to it. For information concerning Cullen/Frost's capital ratios, see the discussion under the caption "Capital" on page 22 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1993, which discussion is incorporated herein by reference.

     Federal banking agencies have proposed regulations that would modify exist-ing rules related to risk-based and leverage capital ratios. Cullen/Frost does not believe that the aggregate impact of these modifications would have a sig-nificant impact on its capital position.

     Bank regulators contiue to indicate their desire to raise capital require-ments applicable to banking organizations beyond their current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what level and on what schedule.

FDICIA
     In December 1991, the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") was enacted, which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other Federal banking statutes. Among other things, FDICIA requires the Federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Federal banking agencies have adopted final rules, effective December 16, 1992, relating to these capital tiers.

     Under the final rules, an institution will be deemed to be: well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; adequately capitalized if the institution has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater (or a leverage ratio of 3.0 percent for bank holding companies which meet certain specified criteria, including having the highest regulatory rating); undercapitalized if the institution has a total risk-based capital ratio that is less than 8.0 percent, a Tier 1 risk-based capital ratio less than 4.0 percent or a leverage ratio less than 4.0 percent (or a leverage ratio less than 3.0 percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines); significantly undercapitalized if the institution has a total risk-based capital ratio less than 6.0 percent, a Tier 1 risk-based capital ratio less than 3.0 percent, or a leverage ratio less than 3.0 percent; and critically undercapitalized if the institution has a ratio of tangible equity to total assets equal to or less than 2.0 percent.

     At December 31, 1993, all three subsidiaries of Cullen/Frost that are insured depository institutions -- Frost Bank, Cullen/Frost Bank and U.S. National Bank -- were considered "well capitalized". At December 31, 1993, the subsidiary banks capital ratios were as follows:


                    Tier 1 Capital    Total Capital     Leverage
                        Ratio             Ratio           Ratio
                    --------------    -------------    ----------
Frost Bank               13.11%          14.85%           5.76%
Cullen/Frost Bank        23.52           24.36           10.25
U.S. National Bank       13.84           14.85            9.26


     FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Federal banking agencies subject undercapitalized institutions to growth limitations and require such institutions to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     FDICIA also contains a variety of other provisions that may affect the operations of Cullen/Frost, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch. The
Federal regulatory agencies issued a final rule on real estate lending standards which became effective March 19, 1993. These standards establish loan-to-value ("LTV") limitations on real estate lending. The LTV limitations range from 50 percent for raw land loans to 95 percent for loans on one to four family residential properties, subject to certain exceptions and limitations. These new standards will not have a significant effect on Cullen/Frost.

Deposit Insurance
- -----------------
     Cullen/Frost's subsidiary banks are subject to FDIC deposit insurance assessments and to certain other statutory and regulatory provisions applicable to FDIC-insured depository institutions. The FDIC adopted in 1993 a risk-based assessment system to replace the previous flat-rate system. The new system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Under this risk-based system, the assess-ment rate imposed on banks ranges from 23 cents for each $100 of domestic deposits (for well capitalized banks in the highest of three supervisory rating categories) to 31 cents (for inadequately capitalized banks in the lowest of the three supervisory rating categories.) Cullen/Frost's rate is 23 cents for each $100 of domestic deposits as compared to a rate of 29 cents for $100 of domestic deposits under the flat-rate system; this change in rates did not have a material impact on the results of operations.

     A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled, FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Acquisitions
- ------------
     The BHC Act generally limits acquisitions by Cullen/Frost to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Cullen/Frost's direct activities are generally limited to furnishing to its subsidiaries services that qualify under the "closely related" and "proper incident" tests. Prior Federal Reserve Board approval is required under the BHC Act for new activities and acquisitions of most nonbanking companies.

     The BHC Act, the Federal Bank Merger Act, and the Texas Banking Code regulate the acquisition of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank. The BHC Act generally prohibits the acquisition of a domestic bank located outside Cullen/Frost's state of principal operations, Texas, unless authorized by the law of the state of the target bank. With respect to Cullen/Frost's subsidiary banks, the approval of the Comptroller of the Currency is required for branching, purchasing the assets of other banks and for bank mergers in which the continuing bank is a national bank.

     In reviewing bank acquisition and merger applications, the bank re-gulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, and the applicant's record under the Community Reinvestment Act.

     Under Federal Reserve Board policy, Cullen/Frost is expected to act as a source of financial strength to its banks and to commit resources to support such banks in circumstances where it might not do so absent such policy.
In addition, any loans by Cullen/Frost to its banks would be subordinate in right of payment to deposits and to certain other indebtedness of its banks.

Economic Environment
- --------------------
     The earnings of the subsidiary banks are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. The Federal Reserve Board regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate on financial institution borrowings, varying reserve requirements against financial institution deposits and restricting certain borrowings by such financial institutions and their subsidiaries. The deregulation of interest rates has had and is expected to continue to have an impact on the competitive environment in which the subsidiary banks operate.

     Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, Cullen/Frost cannot accurately predict the nature or extent of any effect such policies may have on its future business and earnings.

Statistical Information
- -----------------------
     Statistical and other information is included on pages 9 through 23, pages 43 and 44 and pages 46 through 49 of the Cullen/Frost Annual Report to Shareholders for the year ended December 31, 1993, which information is incorporated herein by reference.


Employees
- ---------
     At December 31, 1993, Cullen/Frost employed 1,877 persons. Employees of Cullen/ Frost enjoy a variety of employee benefit programs, including a retirement plan, stock purchase plans, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/Frost considers its employee relations to be good.

Executive Officers of the Registrant
- ------------------------------------
     The names, ages, recent business experience and positions or offices held by each of the principal executive officers during 1993 of Cullen/Frost are as follows:

                                 Age as of
Name and Positions or Offices    12/31/93     Recent Business Experience
- -----------------------------   ----------    --------------------------
T.C. Frost                          66        Officer and/or director of various
Chairman of the Board                         subsidiary banks, including Frost
and Chief Executive Officer,                  Bank, and Cullen/Frost Bank of
Director, and Member of the                   Dallas, since 1950.  Chairman of
Executive Committee                           the Board and Member of the Exec-
                                              utive Committee of Cullen/Frost
                                              from 1973 to present.

Robert S. McClane                   54        Officer of Frost Bank since 1962.
President and Chief                           Senior Vice President of Cullen/
Administrative Officer,                       Frost from November 1973 to April
Director and Member of the                    1978, Secretary from May 1973 to
Executive Committee                           April 1985.  Executive Vice Pres-
                                              ident from April 1978 to April
                                              1985.  President, Director and
                                              Member of the Executive Committee
                                              of Cullen/Frost from April 1985
                                              to present.

Richard W. Evans, Jr.               47        Officer of Frost Bank since 1973.
Chief Banking Officer of                      Executive Vice President of Frost
Cullen/Frost, Chairman of the                 Bank from 1978 to April 1985.
Board and Chief Executive                     President of Frost Bank from April
Officer of Frost Bank, Director,              1985 to August 1993. Chairman of
and Member of the Executive                   the Board of Frost Bank, Director,
Committee of Cullen/Frost                     and Member of the Executive Com-
                                              mittee from August 1993 to
                                              present.

J. Gordon Muir, Jr.                 52        President of Cullen/Frost Bank
Vice Chairman, Director, and                  from September 1978 to June 1983.
Member of the Executive Committee             Director of Cullen/Frost and
                                              Member of the Executive Committee
                                              since 1979.  Chairman of the Board
                                              and Chief Executive Officer of
                                              Cullen Bank from June 1983 to
                                              August 1993. Vice Chairman of
                                              Cullen/Frost from November 1993
                                              to present.

Kenneth A. Trapp                    52        Officer of Frost Bank since
Executive Vice President,                     1968.  Executive Vice President
Retail Banking of Frost                       of Frost Bank from 1978 to July
Bank                                          of 1985.  Executive Vice President
                                              of Cullen/Frost from April 1985 to
                                              August 1993. Executive Vice
                                              President of Frost Bank from
                                              August 1993 to present.

Phillip D. Green                    39        Officer of Frost Bank since July
Executive Vice President                      1980.  Vice President and Control-
and Treasurer                                 ler of Frost Bank from January
                                              1981 to January 1983.  Senior Vice
                                              President and Controller of Frost
                                              Bank from January 1983 to July
                                              1985.  Senior Vice President and
                                              Treasurer of Cullen/Frost from
                                              July 1985 to April 1989.
                                              Executive Vice President and
                                              Treasurer of Cullen/Frost from May
                                              1989 to present.


Diane Jack, age 45, has been an officer of Frost Bank since 1984; Secretary of Cullen/Frost from October 1993 to present.

There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which he was or is to be selected as an officer.


Item 2.  PROPERTIES
- -------------------
     The executive offices of Cullen/Frost, as well as the principal banking quarters of Frost Bank, are housed in a 21-story office tower located on approximately two acres of land in downtown San Antonio. Cullen/Frost and Frost Bank lease approximately 50 percent of the office tower. Frost Bank also leases space in a seven-story parking garage and a nine-story office building adjacent to the banking quarters.

     In June 1987 Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years.

     The principal offices of Frost Bank in Houston are located in downtown Houston with leased facilities in three buildings within the Cullen Center complex. The remainder of the subsidiary banks located in Dallas and Galveston are housed in modern facilities which, together with tracts of adjacent land used for parking and drive-in facilities, are either owned or leased by the particular subsidiary bank.


Item 3.  LEGAL PROCEEDINGS
- --------------------------
     Certain subsidiaries of Cullen/Frost are defendants in various matters in litigation which have arisen in the ordinary course of conducting a commercial banking business. In the opinion of management, the judicial disposition of such pending litigation will not have a material effect on Cullen/Frost's consolidated financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
     None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- -----------------------------------------------------------------------------
     The information called for by Item 5 is incorporated herein by reference to "Common Stock Market Prices and Dividends" on page 45 and "Note K-Dividends" on page 34 of the Cullen/Frost Annual Report to
Shareholders for the Year Ended December 31, 1993.


Item 6.  SELECTED FINANCIAL DATA
- --------------------------------
     The information called for by Item 6 is incorporated herein by reference to "Selected Financial Data" on page 46 and "Consolidated Statements of Operations" and "Consolidated Average Balance Sheets" on pages 47 through 49 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1993.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------
     The information called for by Item 7 is incorporated herein by reference to "Financial Review" on pages 9 through 23, "Consolidated Statements of Operations" and "Consolidated Average Balance Sheets" on pages 47 through 49 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1993.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------
     The information called for by Item 8 is incorporated herein by reference to the consolidated financial statements and report of independent auditors included on pages 24 through 42 and "Quarterly Results of Operations" on page 45, of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1993.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------
     None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------
     The information regarding directors and executive officers called for by Item 10 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 1994.

     The additional information regarding executive officers called for by
Item 10 is included in Part I, Item 1 of this document under the heading "Executive Officers of the Registrant".


Item 11.  EXECUTIVE COMPENSATION
- --------------------------------
     The information called for by Item 11 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 1994.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------
     The information called for by Item 12 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 1994.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------
     The information called for by Item 13 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 1994.

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
(a) The following documents are filed as part of this Annual Report on Form 10-K:

  1. Financial Statements -- Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

  2. The Financial Statement Schedules are omitted, as the required information is not applicable.

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     -------
     2.1    Purchase and Assumption Agreement dated as of February 13, 1993 among the FDIC - receiver of New First City, Texas - Austin, N.A., the FDIC and Frost Bank. (1993 Form 8-K, Exhibit 2.1)(14)
     2.2    Purchase and Assumption Agreement dated as of February 13, 1993 among the FDIC - receiver of New First City, Texas - San Antonio,
            N.A., the FDIC and Frost Bank. (1993 Form 8-K, Exhibit 2.2)(14)
     2.3    Agreement and Plan of Merger among Texas Commerce Bancshares,
            Inc., Texas Commerce Equity Holdings, Inc., Texas Commerce Bank,
            N.A., Texas Commerce Bank - Corpus Christi, N.A., Cullen/Frost
            Bankers, Inc., The New Galveston Company, The Frost National Bank of
            San Antonio and Cullen/Frost Bank of Dallas, N.A. dated August
            26, 1993. (1993 Form 8-K, Exhibit 10)(15)
     3.1    Restated Articles of Incorporation, as amended (1988 Form S-8,
            Exhibit 4(a))(4)
     3.2    Amended By-Laws of Cullen/Frost Bankers, Inc.
     4.1    Guaranty, dated April 27, 1981, by Cullen/Frost Bankers, Inc. to
            Colonial/Citizens Associates (1985 Form S-8, Exhibit 4(e))(2)
     4.2    Shareholder Protection Rights Agreement dated as of July 25, 1989 between Cullen/Frost Bankers, Inc. and The Bank of New York, as
            Rights Agent (1989 Form 8-K, Exhibit 1)(6)
    10.1    1983 Non-qualified Stock Option Plan, as amended (1989 Form S-8,
            Exhibit 4(g))(7)
    10.2    Restoration of Retirement Income Plan for Participants in the
            Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its
            Affiliates (as amended and restated)(1988 Form 10-K, Exhibit 10.4)
            (5)*
    10.3    Pension Benefit Contract (1984 Form 10-K, Exhibit 10.8)(1)*
    10.4    Contract of Sale, dated June 9, 1987, between The Frost National
            Bank of San Antonio and Tower Investors, Ltd. for the sale of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.10)(3)
    10.5    Master Lease, dated June 9, 1987, between The Frost National Bank of San Antonio and Tower Investments, Ltd. for the lease of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.11)(3)
    10.6    Agreement dated September 30, 1988, among Electronic Data Systems
            Corporation, The Frost National Bank of San Antonio and Cullen/Frost
            Bankers, Inc. for the sale of rights to revenues of data processing services (1988 Form 10-K, Exhibit 10.12)(5)
    10.7(a) Form of Revised Change-In-Control Agreements with six Executive
            Officers (1989 Form 10-K, Exhibit 10.13(a))(9)*
    10.7(b) Form of Revised Change-in-Control Agreement with one Executive
            Officer (1989 Form 10-K, Exhibit 10.13(b))(9)*
    10.8    1988 Non-qualified Stock Option Plan (1989 Form S-8, Exhibit
            4(g))(8)
    10.9    The 401(k) Stock Purchase Plan for employees of Cullen/Frost
            Bankers, Inc. and its Affiliates (1990 Form S-8, Exhibit 4(g))(10)*
    10.10   1991 Thrift Incentive Stock Purchase Plan for Employees of
            Cullen/Frost Bankers, Inc. and its Affiliates (1991 Form S-8,
            Exhibit 4(g))(11)*
    10.11   Cullen/Frost Bankers, Inc. Restricted Stock Plan (1992 Form S-8,
            Exhibit 4(d))(12)*
    10.12   Cullen/Frost Bankers, Inc. 1992 Stock Plan (1992 Form S-8,
             Exhibit 4(d))(13)
    11      Statement re: computation of earnings per share

    13      The Cullen/Frost 1993 Annual Report to Shareholders for the Year
            Ended December 31, 1993, (furnished for the information of the
            Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
    21      Subsidiaries of Cullen/Frost
    23      Consent of Independent Auditors
    24      Power of Attorney

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K -- During the quarter ended December 31, 1993, a Report on Form 8-K dated October 27, 1993, was filed in respect of the Cullen/Frost Bankers, Inc. press release dated October 26, 1993 announcing Registrant's declaration of a cash dividend.
___________________

   (1) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1984 (File No. 0-7275)

   (2) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed December 18, 1985
        (File No. 33-2271)

   (3) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1987 (File No. 0-7275)

   (4) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed June 24, 1988
        (File No. 33-22758)

   (5) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1988 (File No. 0-7275)

   (6) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-K dated July 25, 1989 (File No. 0-7275)

   (7) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 5, 1989
        (File No. 33-30776)

   (8) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 5, 1989
        (File No. 33-30777)

   (9) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1989 (File No. 0-7275)

  (10) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 31, 1990
        (File No. 33-37500)

  (11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed March 18, 1991
        (File No. 33-39478)

  (12) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 20, 1992
        (File No. 33-53492)

  (13) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 23, 1992
        (File No. 33-53622)

  (14) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-K dated February 13, 1993 (File No. 0-7275)

  (15) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-K dated August 26, 1993 (File No. 0-7275)

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1994                CULLEN/FROST BANKERS, INC.
                                     (Registrant)


                                        By: /s/ ROBERT S. McCLANE
                                        Robert S. McClane
                                        President and Chief Administrative
                                        Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1994.

       Signatures                      Title                      Date
       ----------                      -----                      -----

                                Chairman of the Board
                           and Director (Principal Executive
       T.C. FROST*                       Officer)
- ------------------------
      (T.C. Frost)

                               Executive Vice President and
                            Treasurer (Principal Accounting
  /s/ PHILLIP D. GREEN                  Officer)                  March 29, 1994
- ------------------------
   (Phillip D. Green)


   ISAAC ARNOLD, JR.*                Director
- ------------------------
  (Isaac Arnold, Jr.)


   HENRY E. CATTO*                   Director
- ------------------------
  (Henry E. Catto)



   HARRY H. CULLEN*                  Director
- ------------------------
   (Harry H. Cullen)


      ROY H. CULLEN*                 Director
- ------------------------
    (Roy H. Cullen)


  RICHARD W. EVANS, JR.*             Director
- ------------------------
 (Richard W. Evans, Jr.)


   W.N. FINNEGAN III*                Director
- ------------------------
  (W.N. Finnegan III)

       Signatures                      Title                      Date
       ----------                      -----                      -----



   JOSEPH H. FROST*                  Director
- ------------------------
  (Joseph H. Frost)



 JAMES W. GORMAN, JR.*               Director
- ------------------------
 (James W. Gorman, Jr.)




    JAMES L. HAYNE*                  Director
- ------------------------
   (James L. Hayne)



 HARRIS L. KEMPNER, JR.*             Director
- ------------------------
(Harris L. Kempner, Jr.)



RICHARD M. KLEBERG, III*             Director
- ------------------------
(Richard M. Kleberg, III)



      QUINCY LEE*                    Director
- ------------------------
     (Quincy Lee)



   ROBERT S. McCLANE *               Director
- ------------------------
   (Robert S. McClane)



 J. GORDON MUIR, JR.*                Director
- ------------------------
 (J. Gordon Muir, Jr.)



   W.B. OSBORN, JR.*                 Director
- ------------------------
   (W.B. Osborn, Jr.)



     ROBERT G. POPE*                 Director
- ------------------------
    (Robert G. Pope)



   HERMAN J. RICHTER*                Director
- ------------------------
   (Herman J. Richter)
                                            14

       Signatures                      Title                      Date
       ----------                      -----                      -----


   A. FRANK SMITH, JR.*              Director
- ------------------------
  (A. Frank Smith, Jr.)



  CURTIS VAUGHAN, JR.*               Director
- ------------------------
 (Curtis Vaughan, Jr.)



*By: /s/ ROBERT S. McCLANE                           March 29, 1994
- ------------------------
    (Robert S. McClane)
[as Attorney-in-Fact for
  the persons indicated]

EXHIBIT INDEX


Exhibit
Number             Description of Exhibits
- ------------------------------------------
 3.2   Amended By-Laws of Cullen/Frost Bankers, Inc.
  11   Statement re: computation of earnings per share
  13   The Cullen/Frost 1993 Annual Report to Shareholders for the Year
       Ended December 31, 1993 (furnished for the information of the Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
  21   Subsidiaries of Cullen/Frost
  23   Consent of Independent Auditors
  24   Power of Attorney