Form 10-K/A
period 1993-12-31
CULLEN FROST BANKERS INC
filed 1994-04-29
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                      Form 10-K/A

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

___ TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF  THE  SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

FOR THE TRANSITION PERIOD FROM _______ to  _______
Commission File Number   0-7275

                                CULLEN/FROST BANKERS, INC.
                 (Exact name of registrant as specified in its charter)

          Texas                                                   74-1751768
- - -------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation  or organization)                              Identification No.)

     100 W. Houston Street
      San Antonio, Texas                                           78205
- - -------------------------------                                   -------
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

                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K/A


                     AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                         CULLEN/FROST BANKERS, INC.
              (Exact name of registrant as specified in charter)

                            AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements -- Reference is made to Part II, Item 8 of this Annual Report on Form 10-K. In addition, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the financial statements and supplemental schedules required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. are filed herewith as Exhibit 99 to this Annual Report on Form 10-K.

2. Exhibits -- The following additional exhibits are filed herewith as part of this Amendment No. 1 to the registrant's Annual Report on Form 10-K.

    99 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
        December 31, 1993 and 1992.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Cullen/Frost Bankers, Inc.
                                                     (Registrant)

Date: April 29, 1994                             By: /s/ Phillip D. Green
                                                    ---------------------
                                                    Phillip D. Green
                                                    Executive Vice President
                                                    and Treasurer
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- - --------------------------------------------------------------------------
(a) The following documents are filed as part of this Annual Report on Form 10-K:

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

    13      The Cullen/Frost 1993 Annual Report to Shareholders for the Year
            Ended December 31, 1993, (furnished for the information of the
            Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
    21      Subsidiaries of Cullen/Frost
    23.1    Consent of Independent Auditors
    23.2    Consent of Independent Auditors with respect to Form 11-K
    24      Power of Attorney
    99      Annual Report on Form 11-K for the Year Ended December 31, 1993,
            for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to rule 15d-21 of the Securities Exchange Act of 1934)

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

  (15) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-K dated August 26, 1993 (File No. 0-7275)

EXHIBIT INDEX TO FORM 10-K/A


Exhibit
Number             Description of Exhibits
- - ------------------------------------------
  23.2  Consent of Independent Auditors with respect to Form 11-K
  99 Annual Report on Form 11-K for the Year Ended December 31, 1993, for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities Exchange Act of 1934)