Form 10-Q
period 1994-03-31
CULLEN FROST BANKERS INC
filed 1994-05-02
CIK 39263

Securities and Exchange Commission
                              Washington, D.C. 20549




                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended March 31, 1994          Commission file number 0-7275



                            Cullen/Frost Bankers, Inc.
              (Exact name of registrant as specified in its charter)


          Texas                                          74-1751768
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


    100 W. Houston Street, San Antonio, Texas                78205
   (Address of principal executive offices)               (Zip code)



                                  (210) 220-4011
               (Registrant's telephone number, including area code)


                                        N/A
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X. No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 29, 1994 there were 11,041,751 shares of Common Stock, $5 par value, outstanding.

                           Part I. Financial Information
Item 1.  Financial Statements (Unaudited)


Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)                               Three Months Ended
                                                                          March 31
                                                                      --------------------
                                                                        1994     1993
                                                                      --------  ------
INTEREST INCOME
 Loans, including fees                                                $23,631   $21,594
 Securities:
    Taxable                                                            22,411    22,494
    Tax-exempt                                                             96       184
                                                                       ------   -------
      Total Securities
 Time Deposits                                                              1         1
 Federal funds sold and securities purchased under resale agreements    1,602     1,882
                                                                      -------   -------
      Total Interest Income                                            47,741    46,155
INTEREST EXPENSE
 Deposits                                                              13,720    14,138
 Federal funds purchased and securities sold under repurchase
  agreements                                                            1,073       791
 Long-term notes payable and other borrowings                            ---        246
                                                                      -------   -------
      Total Interest Expense                                           14,793    15,175
                                                                      -------   -------
      Net Interest Income                                              32,948    30,980
Provision (credit) for possible loan losses                              ---       (590)
                                                                      -------   -------
      Net Interest Income After Provision (Credit)
      For Possible Loan Losses                                         32,948    31,570
NON-INTEREST INCOME
 Trust department                                                       7,282     6,237
 Service charges on deposit accounts                                    6,295     5,857
 Other service charges, collection and exchange charges,
  commissions and fees                                                  2,678     2,157
 Net gain on securities transactions                                        6         8
 Other                                                                  3,075     3,424
                                                                      -------   -------
      Total Non-Interest Income                                        19,336    17,683
NON-INTEREST EXPENSE
 Salaries and wages                                                    13,015    13,167
 Pension and other employee benefits                                    3,069     3,139
 Net occupancy of banking premises                                      4,197     4,936
 Furniture and equipment                                                2,572     2,286
 Provision for real estate losses                                        ---        913
 Restructuring costs                                                     ---      1,958
 Other                                                                 15,567    14,909
                                                                      -------   -------
     Total Non-Interest Expense                                        38,420    41,308

   Income Before Income Taxes and Cumulative
    Effect of Accounting Change                                        13,864     7,945
Income Taxes                                                            4,766       160
                                                                      -------   -------
   Income Before Cumulative Effect of Accounting Change                 9,098     7,785
Cumulative effect of change in accounting for income taxes               ---      8,439
                                                                      -------   -------
     Net Income                                                       $ 9,098   $16,224
                                                                      =======   =======
Per Share
 Income before cumulative effect of accounting change-
     Primary                                                          $   .81   $   .71
     Fully diluted                                                        .81       .71
 Net Income-
     Primary                                                              .81      1.47
     Fully diluted                                                        .81      1.46
 Dividends per share                                                      .15       ---
See notes to consolidated financial statements.



Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                    March 31   December 31   March 31
                                                      1994         1993       1993
                                                  ----------    ----------   ----------
Assets
Cash and due from banks                           $  308,923    $  334,564   $  353,913
Time deposits                                            254           147          146
Securities held to maturity                        1,086,934       997,395    1,383,364
Securities available for sale                        559,504       614,476      252,955
Federal funds sold and securities
  purchased under resale agreements                  182,273       250,250      166,453
Loans, net of unearned discount of $6,768 at
  March 31, 1994, $8,456 at December 31, 1993
  and $12,454 at March 31, 1993                    1,282,811     1,247,809    1,175,621
    Less: Allowance for possible loan losses         (27,552)      (26,298)     (31,389)
                                                  ----------    ----------   ----------
      Net Loans                                    1,255,259     1,221,511    1,144,232
Banking premises and equipment                        87,282        86,676       83,207
Accrued interest and other assets                    135,343       134,028      153,046
                                                  ----------    ----------   ----------
      Total Assets                                $3,615,772    $3,639,047   $3,537,316
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  689,790     $ 705,786   $  643,751
  Correspondent banks                                116,782       129,106      123,098
  Public funds                                        34,494        46,200       62,416
                                                  ----------    ----------   ----------
     Total demand deposits                           841,066       881,092      829,265
Time Deposits:
  Savings and Interest-on-Checking                   814,452       800,161      750,389
  Money market deposit accounts                      522,978       527,230      534,923
  Time accounts                                      855,553       860,642      965,529
  Public funds                                        86,595        80,303       46,167
                                                  ----------    ----------   ----------
     Total time deposits                           2,279,578     2,268,336    2,297,008
                                                  ----------    ----------   ---------
     Total deposits                                3,120,644     3,149,428    3,126,273
Federal funds purchased and securities
  sold under repurchase agreements                   167,969       166,519      126,486
Long-term notes payable                                 ---           ---         3,400
Accrued interest and other liabilities                50,125        49,567       48,202
                                                  ----------    ----------   ----------
     Total Liabilities                             3,338,738     3,365,514    3,304,361
Shareholders' Equity
Common stock, par value $5 per share                  55,162        55,046       54,720
  Shares authorized: 30,000,000
  Shares outstanding: 11,032,317;
    11,009,198; and 10,943,947
Surplus                                              113,844       113,385      111,681
Retained earnings                                    103,500        95,978       66,554
Unrealized gain on securities available
  for sale                                             4,528         9,124         ---
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      277,034       273,533      232,955
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $3,615,772    $3,639,047   $3,537,316
                                                  ==========    ==========   ==========


See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                    Unrealized
                                                                     Gain(Loss)
                                                                    on Securities
                                         Common            Retained  Available
                                         Stock   Surplus   Earnings   for Sale    Total
                                        -------  --------  --------  --------- --------
Balance at January 1, 1993              $52,061  $102,042   $52,041             $206,144
  Net income for the year ended
    December 31, 1993                                        47,236               47,236
  Proceeds from employee stock
    purchase plan and options               387     1,767                          2,154
  Tax benefit related to exercise
    of stock options                                  207                            207
  Loan payments from employee stock
    ownership plan                                              200                  200
  Issuance of restricted stock               25       152                            177
  Restricted stock plan deferred
    compensation expense, net                                   (59)                 (59)
  Conversion of subordinated debentures   2,339     7,661                         10,000
  Unrealized gain on securities
    available for sale, net of tax                                     $9,124      9,124
  Cash dividend                                              (1,650)              (1,650)
  Effect of ten percent stock dividend      234     1,556    (1,790)
                                        -------  --------   -------    -------- --------
Balance at December 31, 1993             55,046   113,385    95,978     9,124    273,533
  Net income for the three months ended
    March 31, 1994                                            9,098                 9,098
  Proceeds from employee stock purchase
    plan and options                        116       459                             575
  Loan payments from employee stock
    ownership plan                                               50                    50
  Restricted stock plan deferred
    compensation expense                                         27                    27
  Adjustment to unrealized gain (loss)
    on securities available for
    sale, net of tax                                                   (4,596)    (4,596)
  Cash dividend                                              (1,653)              (1,653)
                                        -------  --------  --------   --------  --------
Balance at March 31, 1994               $55,162  $113,844  $103,500    $4,528   $277,034
                                        =======  ========  ========   ========  ========




See notes to consolidated financial statements.




Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                         Three Months Ended
                                                               March 31
                                                        ---------------------
                                                           1994       1993
                                                        ---------  ----------

Operating Activities
Net income                                              $   9,098    $16,224
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision (credit) for possible loan losses              ---        (590)
    Provision for real estate losses                         ---         913
    (Provision) credit for deferred taxes                    (550)     1,086
    Accretion of discounts on loans                        (1,445)    (1,760)
    Accretion of securities' discounts                     (2,043)      (665)
    Amortization of securities' premiums                    1,098      1,370
    Net gain on securities transactions                        (6)        (8)
    Net gain on sale of assets                               (957)       (97)
    Depreciation and amortization                           4,469      2,787
    Increase in interest receivable                        (1,155)      (428)
    Increase in interest payable                               60        533
    Net change in other assets and liabilities              1,086    (11,068)
                                                         ---------  ---------
      Net cash provided by operating activities             9,655      8,297

Investing Activities
Proceeds from sales of securities held to maturity          ---           45
Proceeds from maturities of securities held to maturity    46,702    153,789
Purchases of securities held to maturity                 (139,041)  (432,452)
Proceeds from sales of securities available for sale        ---       69,878
Proceeds from maturities of securities available for sale  95,072    317,319
Purchases of securities available for sale                (43,421)  (271,738)
Net increase in loans                                     (32,029)    (3,451)
Net increase in bank premises and equipment                (3,106)    (2,936)
Proceeds from sales of repossessed properties               1,069        244
Net cash and cash equivalents received from
    bank acquisition                                        ---      187,838
                                                         ---------  ---------
  Net cash (used) provided by investing activities        (74,754)    18,536

Financing Activities
Net decrease in demand deposits,
  IOC accounts, and savings accounts                      (23,695)   (19,074)
Net decrease in certificates of deposits                   (5,089)   (70,380)
Net increase in short-term borrowings                       1,450      3,572
Proceeds from employee stock purchase
  plan and options                                            575        508
Dividends paid                                             (1,653)      ---
                                                         ---------  ---------
     Net cash used by financing activities                (28,412)   (85,374)
                                                         ---------  ---------
     Decrease in cash and cash equivalents                (93,511)   (58,541)
Cash and cash equivalents at beginning of year            584,961    579,053
                                                         ---------  ---------
     Cash and cash equivalents at the end
       of the period                                     $491,450   $520,512
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 14,733   $ 14,642
  Loans originated to facilitate the sale
    of repossessed properties                                 328        797
  Conversion of long-term debt to common stock                        10,000

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)

Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been examined by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993. The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is a reflection of management's assessment of the adequacy of the allowance.

                                                   Three Months Ended
                                                        March 31
                                                   --------------------
(in thousands)                                      1994         1993
- -----------------------------------------------------------------------
Balance at beginning of the period                $26,298      $31,897
Provision (credit) for possible loan losses         ---           (590)
Net charge-offs:
  Losses charged to the allowance                    (881)      (1,779)
  Recoveries                                        2,135        1,861
                                                  -------      -------
    Net (charge-offs) recoveries                    1,254           82
                                                  -------      -------
Balance at the end of period                      $27,552      $31,389
                                                  =======      =======

Earnings Per Common Share

     Earnings per common share calculations for the three months ended March 31, 1994 and March 31, 1993 include the effect of common stock equivalents applicable to the stock option contracts.
    The weighted average numbers of shares used to compute primary per common share earnings, including the common stock equivalents where applicable, were 11,187,748, and 11,102,284 for the three months ended March 31, 1994, and 1993, respectively.


Income Taxes

     The tax expense for the first quarter of 1994 was $4,766,000. This amount consisted of current tax expense of $4,216,000 and deferred tax expense of $550,000. Net deferred tax assets were $16,951,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years, the future reversal of existing taxable temporary differences, and future income. The tax expense for the first quarter of 1993 was $160,000. Tax expense for the first quarter of 1993 was affected by a reduction of $2.4 million in the valuation allowance for deferred tax assets. A valuation allowance of $13.6 million was established at the beginning of 1993. No income tax payments were made during the first three months of 1994 or 1993.


Acquisition

     On April 15, 1994, the Corporation acquired Texas Commerce Bank in Corpus Christi in exchange for Cullen/Frost Bank of Dallas N.A., ("C/F Dallas"). The banks exchanged were of comparable asset size. C/F Dallas represented 4.6 percent of the Corporation's total assets at March 31, 1994. No gain or loss was recognized on this transaction.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations



Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)


Results of Operations
     Cullen/Frost Bankers, Inc. reported net income of $9,098,000 or $.81 per common share for the quarter ended March 31, 1994 compared with $8,308,000 or $.74 per common share for the fourth quarter of 1993. Net income for the first quarter of 1993 was $7,785,000 before the cumulative effect of a change in accounting for income taxes. The accounting change added $8,439,000 to net income and resulted in reported earnings of $16,224,000. During the first quarter of 1994, the Corporation received regulatory approval to acquire Texas Commerce Bank-Corpus Christi in exchange for Cullen/Frost Bank of Dallas, N.A. The consummation of this transaction was April 15.
     The results of operations are included in the material that follows. First quarter 1993 results include the impact of the New First City acquisition since the closing date of that transaction, February 13, 1993. All balance sheet figures are presented in averages unless otherwise noted.

                                                Summary of Operations
                                         --------------------------------------
                                                    Three Months Ended
                                         --------------------------------------
                                             1994                1993
                                         -----------   ------------------------
                                          March 31     December 31    March 31
- -------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                         $33,104       $32,312       $31,216
Taxable-equivalent adjustment                 156           190           236
                                          -------       -------       -------
Net interest income                        32,948        32,122        30,980
Provision(credit) for possible
  loan losses                                 ---        (3,244)         (590)
Non-Interest income:
  Net gain on securities transactions           6         1,425             8
  Other                                    19,330        19,453        17,675
                                          -------       -------       -------
    Total non-interest income              19,336        20,878        17,683
Non-Interest expense:
  Restructuring costs                         ---         7,736         1,958
  Provision for real estate losses            ---            15           913
  Other                                    38,420        41,458        38,437
                                          -------       -------       -------
    Total non-interest expenses            38,420        49,209        41,308
Income before income taxes (credits)
  and cumulative effect of accounting
  change                                   13,864         7,035         7,945
Income Taxes (Credits)                      4,766        (1,273)          160
                                          -------       -------       -------
Income before cumulative effect of
  accounting change                         9,098         8,308         7,785
Cumulative effect of change in
  accounting for income taxes                ---           ---          8,439
                                          -------       -------       -------
Net Income                                $ 9,098       $ 8,308       $16,224
                                          =======       =======       =======
Per Share
Net income-primary                            .81           .74          1.47
Net income-fully diluted                      .81           .74          1.46


Net Interest Income
      The increase in net interest income from the fourth quarter of 1993 is due to an increase in loan volumes. Net interest income increased 6.0 percent from the first quarter of 1993 primarily due to higher loan volumes and the acquisition of New First City volumes for approximately one-half of the first quarter of 1993. Net interest margin was 4.30 percent for the first quarter of 1994 compared to 4.19 percent and 4.43 percent for the fourth and first quarters of 1993, respectively. Net interest spread increased nine basis points from the fourth quarter of 1993 to 3.79 percent. Net interest spread was 3.90 percent for the first quarter of 1993. The net interest spread increased from the fourth quarter primarily because of an increase in investment securities.


                                      Change in Net Interest Income
                                  ------------------------------------
                                   First Quarter         First Quarter
                                       1994                  1994
                                        vs.                   vs.
                                   First Quarter         Fourth Quarter
                                       1993                  1993
                                 ------------------------------------
                                         Percentage of         Percentage of
                                 Amount  Total Change   Amount Total Change
- ----------------------------------------------------------------------------
Due to volume                   $ 5,921     59.48%     $ 1,790       64.20%
Due to interest rate spread      (4,033)    40.52         (998)      35.80
                                -------    -------     -------     -------
                                $ 1,888    100.00%     $   792      100.00%
                                =======    =======     =======     =======


Non-Interest Income


                                                   Three Months Ended
                                            ---------------------------------
                                              1994               1993
                                            ---------   ---------------------
Non-Interest Income                         March 31    December 31  March 31
- -----------------------------------------------------------------------------
Trust department                           $ 7,282      $ 6,807      $ 6,237
Service charges on deposit accounts          6,295        6,408        5,857
Other service charges, collection
  and exchange charges, commissions
  and fees                                   2,678        2,716        2,157
Net gain on securities transactions              6        1,425            8
Other                                        3,075        3,522        3,424
                                           --------     -------      -------
    Total                                  $19,336      $20,878      $17,683
                                           ========     =======      =======


     Excluding securities transactions, total non-interest income was flat compared to the fourth quarter of 1993 and was up 9.4 percent from the first quarter of 1993. At December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard addresses the accounting for and reporting of investments in debt securities and requires classification and accounting treatment for securities as held to maturity, trading securities and securities available for sale.
     Trust income of $7,282,000 increased 16.8 percent and 7.0 percent from the first and fourth quarters of 1993. This can be attributed to growth in the number of accounts and assets under management. In addition, the New First City acquisition added trust customers in Austin.
     Service charges on deposit accounts totaled $6,295,000 for the quarter ended March 31, 1994, an increase of 7.5 percent from the same quarter one year ago. Other service charges increased 24.2 percent from the first quarter of 1993 primarily due to ATM income and fees associated with increased volumes.
     Other non-interest income of $3,075,000 is lower than both the first and fourth quarters of 1993 primarily due to less income from foreclosed assets.



Non-Interest Expense


                                                    Three Months Ended
                                              -------------------------------
                                               1994              1993
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
- -----------------------------------------------------------------------------
Salaries and wages                            $13,015    $13,491     $13,167
Pension and other employee benefits             3,069      2,825       3,139
Net occupancy of banking premises               4,197      5,537       4,936
Furniture and equipment                         2,572      2,868       2,286
Restructuring costs                               ---      7,736       1,958
Other                                          15,567     16,737      14,909
                                              -------    -------     -------
                                               38,420     49,194      40,395
Provision for real estate losses                  ---         15         913
                                              -------    -------     -------
      Total                                   $38,420    $49,209     $41,308
                                              =======    =======     =======

     The 21.9 percent decrease in non-interest expense from the fourth quarter results primarily from $7.7 million in restructuring charges taken during the fourth quarter. These charges included $6.7 million in net-occupancy related to office downsizing and valuations of banking premises owned resulting from the decision to sell. These charges also included costs related to job restructurings. The first quarter of 1993 also included restructuring charges of $1.9 million related to a retirement incentive program.
     Salaries and wages were down 3.5 percent from the fourth quarter of 1993 and were flat with the first quarter of 1993. Pension and employee benefits were up 8.6 percent from the fourth quarter primarily due to increased payroll taxes and were down slightly from the first quarter of 1993. Net occupancy of banking premises decreased 15.0 percent and 24.2 percent from the first and fourth quarters of 1993, respectively. The decrease in net occupancy and salaries primarily resulted from restructuring actions taken in the fourth quarter of 1993. In addition, building maintenance expense was lower during the first quarter of 1994, down from the fourth quarter of 1993.
     Furniture and equipment expense decreased 10.3 percent from the fourth quarter primarily due to lower equipment rental and service contracts. The
12.5 percent increase from the first quarter of 1993 is primarily due to increased depreciation expense because of the New First City acquisition.
     Other non-interest expense of $15,567,000 was up 4.4 percent from the first quarter of 1993. This resulted primarily from amortization of goodwill and other intangibles associated with the New First City acquisition, the timing of donations and sundry losses. The first quarter of 1993 included transition expenses associated with the acquisition of New First City including outside computer service expenses. Other non-interest expense declined 7.0 percent when compared to the fourth quarter of 1993 primarily due to the timing of charitable contributions.


Income Taxes
     Tax expense for the first quarter of 1994 was $4,766,000. This compares to tax expense of $160,000 for the first quarter of 1993. The first quarter 1993 tax expense was affected by a reduction of $2.4 million in the valuation allowance for deferred tax assets. A valuation allowance of $13.6 million was established January 1, 1993 with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The one-time cumulative effect of adopting FAS 109 was $8.4 million which favorably impacted the results of operations for the first quarter of 1993. The Corporation has an effective tax rate for 1994 which approximates the statutory rate.


Balance Sheet
      Average assets of $3,628,094,000 increased 9.4 percent from the first quarter of 1993 and were up slightly from fourth quarter of 1993. The New First City acquisition on February 13, 1993 is the primary reason for the average balance sheet increases from the first quarter of 1993. Total deposits averaged $3,132,783,000 for the current quarter, increasing 7.6 percent from the first quarter of 1993 and were flat when compared to the previous quarter.



Loans

                                        1994                    1993
                               ---------------------   -----------------------
Loan Portfolio                            Percentage
Period-End Balances            March 31   of Total     December 31   March 31
- ------------------------------------------------------------------------------
Commercial                  $  297,109     23.2%     $  286,282   $  237,243
Energy                          26,768      2.1          24,548       46,490
Consumer                       275,710     21.5         268,331      249,777
Real estate                    632,831     49.3         626,056      615,408
Other                           57,161      4.4          51,048       39,156
Unearned discount               (6,768)     (.5)         (8,456)     (12,453)
                            ----------   ------      ----------   ----------
Total Loans                 $1,282,811   100.0%      $1,247,809   $1,175,621
                            ==========   ======      ==========   ==========

         Average loans for the first quarter of 1994 were $1,267,379,000. This represents a 16.1 percent increase from the comparable quarter of last year and up 6.7 percent from the fourth quarter of 1993. The increase from the first quarter of 1993 is primarily due to the acquisition of New First City. The loan growth from the fourth quarter reflects improved economic conditions in the Texas markets where the Corporation's presence is concentrated. The growth was apparent in all categories of loans with the largest increase being reflected in commercial loans which were up $10.8 million from the fourth quarter of 1993.




Real Estate Loans
   Of the total real estate loans outstanding at March 31, 1994, 68 percent were located in San Antonio, 16 percent in Houston/Galveston, 10 percent in Austin, and 5 percent in Dallas. Residential permanent mortgage loans at March 31, 1994 were $274,662,000 compared to $307,015,000 at March 31, 1993 and $276,148,000 at December 31, 1993. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years. Most are collateralized by completed and occupied commercial real estate properties.


                                               1994                    1993
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                           March 31     of Total    March 31
- -------------------------------------------------------------------------------
Construction                                $ 30,395        4.8%      $  18,663
Land                                          26,840        4.3          20,281
Permanent mortgages:
  Commercial                                 145,758       23.0         131,459
  Residential                                274,662       43.4         307,015
Other                                        155,176       24.5         137,990
                                            --------      ------       --------
                                            $632,831      100.0%       $615,408
                                            ========      ======      ========
Non-accrual and restructured                $ 13,796        2.2%       $ 20,233


     As part of the acquisition of New First City-Austin, certain commercial and commercial real estate loans of that bank are protected by a loss-sharing arrangement with the Federal Deposit Insurance Corporation (the "FDIC") whereby losses are shared 80 percent to the FDIC and 20 percent to the Corporation. At March 31, 1994, these loans approximated $37 million.
     At March 31, 1994, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $4,082,000, compared with $1,120,000 at March 31, 1993, and $3,283,000 at December 31, 1993.




Mexico
     The Corporation's cross border outstandings, excluding $25,350,000 in loans secured by assets held in the United States, totaled $19,393,000 at March 31, 1994 or 1.5 percent of total loans.

                                                        MEXICAN LOANS
                                                ----------------------------------------
March 31, 1994                                  Amount       Percentage of Total Loans
- ----------------------------------------------------------------------------------------
Loans to financial institutions                $19,354              1.5%
Loans to private firms or individuals               39
                                               -------             ----
                                               $19,393              1.5%
                                               =======             ====



Non-Performing Assets

                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                    Real
March 31, 1994                                     Estate   Other    Total
- ---------------------------------------------------------------------------
Non-accrual                                      $13,796   $1,834   $15,630
Foreclosed assets*                                11,463       40    11,503
                                                 -------   ------   -------
                                                 $25,259   $1,874   $27,133
                                                 ========  ======   =======
As a percentage of total
  non-performing assets                            93.1%     6.9%    100.0%


*Foreclosed assets include $9.2 million of in-substance foreclosures.


     Non-performing assets totaled $27,133,000 at March 31, 1994 down from $50,629,000 at March 31, 1993 and $31,110,000 at December 31, 1993. Non-
performing assets as a percentage of total loans and foreclosed assets decreased to 2.1 percent at March 31, 1994 from 4.2 percent one year ago. As a part of the acquisition of New First City, certain commercial and commercial real estate loans are protected by a loss-sharing arrangement with the FDIC. (See "Loans") At March 31, 1994, non-performing assets covered by the loss-sharing arrangement totaled $1,477,000. These assets are included in total non-performing assets at $159,000 which represents the carrying value net of loss-sharing coverage and associated discounts.
     Foreclosed assets consist of both property which has been formally repossessed and that which is considered in-substance foreclosed even though formal repossession has not occurred. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $382,000 or $.03 per common share for the first quarter of 1994, compared to approximately $628,000 or $.06 per common share for the first quarter of 1993 and $515,000 or $.04 per common share for the fourth quarter of 1993. Total loans 90 days past due (excluding non-accrual and restructured loans) were $4,975,000 at March 31, 1994, compared to $1,880,000 at March 31, 1993, and $4,592,000 at December
31, 1993.



Allowance for Possible Loan Losses

     The allowance for possible loan losses was $27,552,000 or 2.15 percent of period-end loans at March 31, 1994, compared to $31,389,000 or 2.67 percent at March 31, 1993 and $26,298,000 or 2.11 percent for the fourth quarter of 1993. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 176.3 percent at March 31, 1994, compared to 128.4 percent and 148.3 percent at the end of the first and fourth quarters of 1993, respectively.
     No provision for possible loan losses was recorded for the first quarter of 1994. This compares to a credit to provision expense for possible loan losses of $590,000 and $3,244,000 during the first and fourth quarters of 1993, respectively. Net recoveries in the first quarter totaled $1,254,000, compared to net recoveries of $82,000 for the first quarter of 1993 and $983,000 for the fourth quarter of 1993.

                                               NET CHARGE-OFFS (RECOVERIES)
                                            --------------------------------
                                                1994            1993
                                            -----------    -----------------
                                              First        Fourth    First
                                              Quarter      Quarter   Quarter
- ----------------------------------------------------------------------------
Real Estate                                 $  (575)      $   202   $   484
Commercial and industrial                      (740)       (1,292)     (637)
Energy                                          ---            (1)       (5)
Consumer                                         64           110       440
Other, including foreign                         (3)           (2)     (364)
                                            ----------     -------   ------
                                            $(1,254)      $  (983)  $   (82)
                                            ==========     =======  =======

Provision (credit) for possible loan losses $ ---         $(3,244)  $  (590)
Allowance for possible loan losses           27,552        26,298    31,389


Capital and Liquidity

     At March 31, 1994, shareholders' equity was $277,034,000 compared to $232,955,000 at March 31, 1993 and $273,533,000 at December 31, 1993. The
Corporation paid a cash dividend of $.15 per common share in the first quarter of 1994 and the fourth quarter of 1993. During the first quarter of 1993, the Corporation paid a 10 percent stock dividend.
     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.
     The following summarizes Tier 1 and Total Capital information for the Corporation at March 31, 1994 and March 31, 1993.

                                           March 31, 1994          March 31, 1993
                                        -------------------     -------------------
Risk-Based Capital                        Amount      Ratio       Amount    Ratio
- -----------------------------------------------------------------------------------
Tier 1 Capital                          $  231,184    14.45     $ 182,700    12.78%
Tier 1 Capital Minimum requirement          64,014     4.0         57,191     4.00

Total Capital                           $  251,281    15.70%       202,378   14.15%
Total Capital Minimum requirement          128,028     8.00        114,382    8.00
Risk-adjusted assets, net of goodwill   $1,600,354              $1,429,778

Leverage ratio                                         6.46%                  5.56%


     The Board guidelines also require a leverage capital ratio which measures Tier 1 Capital against quarterly average total assets, net of goodwill. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations. The leverage ratio for the Corporation was 6.46 percent and 5.56 percent at March 31, 1994 and March 31, 1993, respectively.
     In December of 1991, the FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers. Federal banking agencies adopted final rules effective December 16, 1992 relating to these tiers. At March 31, 1994 the Corporation and all of its subsidiary banks were "well capitalized" as defined by FDICIA, the highest regulatory category. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at March 31, 1994.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally deposits and Federal funds purchased. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.














Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                                March 31,1994        December 31, 1993
                                      -----------------------------------------------------
                                                 Interest/                   Interest/
                                       Average    Income  Yield/   Average    Income  Yield
                                       Balance   Expense  Cost     Balance   Expense   Cost
ASSETS                                --------   -------  -----  ----------  -------  -----
Time deposits                       $      161  $      1  3.37%  $      143  $     1  2.47%
Securities:
 U.S. Treasury                         263,263     2,812  4.33      369,630    3,822  4.10
 U.S. Government agencies
  and corporations                   1,317,513    19,132  5.81    1,170,032   17,381  5.94
 States and political subdivisions       6,624       158  9.54       10,584      257  9.68
 Other                                  35,932       457  5.16       43,089      557  5.12
                                    ----------   -------         ----------  -------
Total securities                     1,623,332    22,559  5.57    1,593,335   22,017  5.52
Federal funds sold and securities
purchased under resale agreements      206,873     1,602  3.10      287,613    2,178  2.96
Loans, net of unearned discount      1,267,379    23,735  7.60    1,187,385   23,378  7.81
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              3,097,745    47,897  6.23    3,068,476   47,574  6.16
Cash and due from banks                337,582                      318,947
Allowance for possible loan losses     (27,056)                     (29,566)
Banking premises and equipment          87,222                       89,677
Accrued interest and other assets      132,601                      153,285
                                    ----------                   ----------
  Total Assets                      $3,628,094                   $3,600,819
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  662,888                   $  658,800
  Correspondent banks                  138,533                      130,175
  Public funds                          38,408                       39,344
                                    ----------                   ----------
     Total demand deposits             839,829                      828,319
Time deposits:
 Savings and Interest-on-Checking      811,902    3,666   1.83      784,712    3,849  1.95
 Money market deposit accounts         536,914    3,250   2.45      542,428    3,359  2.46
 Time accounts                         856,556    6,308   2.99      871,620    6,446  2.93
 Public funds                           87,582      496   2.30      101,099      586  2.30
                                    ----------  -------          ----------  -------
    Total time deposits              2,292,954   13,720   2.43    2,299,859   14,240  2.46
                                    ----------  -------          ----------  -------
  Total Deposits                     3,132,783                    3,128,178
Federal funds purchased
  and other borrowings                 164,534    1,073   2.61      155,266    1,022  2.58
                                    ----------  -------          ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,457,488   14,793   2.44    2,455,125   15,262  2.46
                                    ----------  -------  -----   ----------  ------- -----
Accrued interest and other liabilities  50,701                       52,399
                                    ----------                   ----------
Total Liabilities                    3,348,018                    3,335,843
SHAREHOLDERS' EQUITY                   280,076                      264,976
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $3,628,094                   $3,600,819
                                    ==========                   ==========
Net interest income                             $33,104                      $32,312
                                                =======                      =======
Net interest spread                                       3.79%                       3.70%
                                                          ====                        ====
Net interest income to total average earning assets       4.30%                       4.19%
                                                          ====                        ====
Net interest income to total average earning
  assets- with federal funds net                          4.54%                       4.41%
                                                          ====                        ====
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                        September 30, 1993              June 30, 1993
                                     --------------------------    -------------------------
                                                Interest/                    Interest/
                                      Average    Income   Yield/   Average    Income  Yield/
                                      Balance   Expense   Cost     Balance   Expense   Cost
ASSETS                               ---------  --------  -----    -------   -------  -----
Time deposits                       $      138   $     1  2.64%  $      145  $     1  2.80%
Securities:
 U.S. Treasury                         507,303     5,520  4.32      470,361    5,589  4.77
 U.S. Government agencies
  and corporations                   1,065,008    16,488  6.19    1,068,412   17,139  6.42
 States and political subdivisions      12,220       299  9.78       12,495      304  9.76
 Other                                  51,295       648  5.02       58,309      740  5.09
                                     ---------    -------         ----------  -------
Total securities                     1,635,826    22,955  5.60    1,609,577   23,772  5.91
Federal funds sold and securities
purchased under resale agreements      209,233     1,605  3.00      276,382    2,049  2.93
Loans, net of unearned discount      1,173,445    22,751  7.69    1,178,407   23,403  7.97
                                     ---------    ------          ---------  ------
Total Earning Assets and
    Average Rate Earned              3,018,642    47,312  6.23    3,064,511   49,225  6.43
Cash and due from banks                329,597                      318,506
Allowance for possible loan losses     (31,212)                     (31,394)
Banking premises and equipment          89,396                       86,223
Accrued interest and other assets      142,326                      141,304
                                    ----------                    ----------
  Total Assets                      $3,548,749                   $3,579,150
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  660,265                   $  639,144
  Correspondent banks                  142,672                      150,225
  Public funds                          43,790                       33,348
                                     ---------                    ---------
Total demand deposits                  846,727                      822,717
Time deposits:
 Savings and Interest-on-Checking      773,906     3,859  1.98      768,678    3,815  1.99
 Money market deposit accounts         538,869     3,392  2.50      543,633    3,464  2.56
 Time accounts                         901,681     6,644  2.92      938,902    7,437  3.18
 Public funds                           80,223       550  2.72       76,565      540  2.83
                                     ---------   -------          ---------  -------
    Total Time Deposits              2,294,679    14,445  2.50    2,327,778   15,256  2.63
                                     ---------   -------          ---------  -------
  Total Deposits                     3,141,406                    3,150,495
Federal funds purchased
  and other borrowings                 111,411       760  2.67      147,412     895   2.40
                                     ---------   -------          ---------  ------
Total Interest-Bearing Funds
  and Average Rate Paid              2,406,090    15,205  2.51    2,475,190   16,151  2.62
                                     ---------   -------  ----    ---------  -------  ----
Accrued interest and other liabilities  44,078                       40,429
                                     ---------                    ---------
Total Liabilities                    3,296,895                    3,338,336
SHAREHOLDERS' EQUITY                   251,854                      240,814
                                     ---------                    ---------
Total Liabilities and
  Shareholders' Equity              $3,548,749                   $3,579,150
                                    ==========                   ==========
Net interest income                              $32,107                     $33,074
                                                 =======                     ========
Net interest spread                                       3.72%                       3.81%
                                                          =====                       =====
Net interest income to total average earning assets       4.24%                       4.32%
                                                          =====                       =====
Net interest income to total average earning
  assets - with federal funds net                         4.39%                       4.53%
                                                          =====                       =====
* Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                              March 31, 1993
                                        ---------------------------
                                                   Interest/
                                          Average    Income   Yield/
                                          Balance   Expense   Cost
ASSETS                                   --------   -------   ------
Time deposits                            $    159   $     1    2.79%
Securities:
 U.S. Treasury                            638,582     7,455    4.73
 U.S. Government agencies
  and corporations                        776,066    14,147    7.29
 States and political subdivisions         13,640       328    9.61
 Other                                     64,901       847    5.29
                                          -------   -------
Total securities                        1,493,189    22,777    6.13
Federal funds sold and securities
purchased under resale agreements         249,312     1,882    3.02
Loans, net of unearned discount         1,091,773    21,731    8.07
                                        ---------    ------
Total Earning Assets and
    Average Rate Earned                 2,834,433    46,391    6.60
Cash and due from banks                   293,937
Allowance for possible loan losses        (32,367)
Banking premises and equipment             82,944
Accrued interest and other assets         137,461
                                        ----------
  Total Assets                         $3,316,408
                                        ==========
LIABILITIES
Demand deposits:
  Commercial and individual            $  565,904
  Correspondent banks                     149,173
  Public funds                             51,935
                                       ----------
Total demand deposits                     767,012
Time deposits:
  Savings and interest-on-Checking        672,761     3,317    2.00
  Money market deposit accounts           513,967     3,211    2.53
  Time accounts                           916,851     7,166    3.17
  Public funds                             41,318       444    4.35
                                       -----------   ------
    Total Time Deposits                 2,144,897    14,138    2.67
                                       -----------   ------
  Total Deposits                        2,911,909
Federal funds purchased
  and other borrowings                    128,602     1,037    3.24
                                       -----------   ------
Total Interest-Bearing Funds
  and Average Rate Paid                 2,273,499    15,175    2.70
                                       -----------   ------    -----
Accrued interest and other liabilities     39,692
                                       -----------
Total Liabilities                       3,080,203
SHAREHOLDERS' EQUITY                      236,205
                                        ----------
Total Liabilities and
  Shareholders' Equity                 $3,316,408
                                        ==========
Net interest income                               $  31,216
                                                  ==========
Net interest spread                                            3.90%
                                                               =====
Net interest income to total average earning assets            4.43%
                                                               =====
Net interest income to total average earning
  assets- with federal funds net                               4.63%
                                                               =====
*Taxable-equivalent basis assuming a 35% tax rate.


                                   Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11   Statement regarding Computation of Earnings per Share

    (b)  Reports on Form 8-K

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   May  2, 1994                          By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                   Cullen/Frost Bankers, Inc.
                                        Form 10-Q
                                      Exhibit Index


Exhibit                         Description
- -------                         -----------
11                              Statement re: Computation of Earnings per Share

[TEXT]