Form 10-Q
period 1994-06-30
CULLEN FROST BANKERS INC
filed 1994-08-01
CIK 39263

Securities and Exchange Commission
                              Washington, D.C. 20549




                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended June 30, 1994          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 28, 1994 there were 11,061,896 shares of Common Stock, $5 par value, outstanding.

                           Part I. Financial Information
Item 1.  Financial Statements (Unaudited)


Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)
                                                Three Months Ended     Six Months Ended
                                                      June 30                June 30
                                               ---------------------  -----------------
                                                 1994        1993       1994      1993
                                               -------     -------    ------     ------
INTEREST INCOME
 Loans, including fees                         $25,371     $23,261    $49,002    $44,855
 Securities:
    Taxable                                     23,643      23,483     46,054     45,987
    Tax-exempt                                      85         191        181        365
                                                ------     -------     -------    -------
      Total Securities                          23,728      23,674     46,235     46,352
 Time Deposits                                       1           1          2          2
 Federal funds sold and securities
  purchased under resale agreements                937       2,049      2,539      3,931
                                                -------    -------     -------    -------
      Total Interest Income                     50,037      48,985     97,778     95,140
INTEREST EXPENSE
 Deposits                                       14,619      15,256     28,339     29,394
 Federal funds purchased and securities
    sold under repurchase agreements             1,560         886      2,633      1,677
 Long-term notes payable and other borrowings     ---            9        ---        255
                                                ------     -------     -------    -------
      Total Interest Expense                    16,179      16,151     30,972     31,326
                                               -------     -------     -------    -------
      Net Interest Income                       33,858      32,834     66,806     63,814
Provision (credit) for possible loan losses      ---         ---          ---       (590)
                                                ------     -------     -------    -------
      Net Interest Income After Provision
      (Credit) For Possible Loan Losses         33,858      32,834     66,806     64,404
NON-INTEREST INCOME
 Trust department                                7,114       6,393     14,396     12,630
 Service charges on deposit accounts             6,387       6,402     12,682     12,259
 Other service charges, collection and exchange
  charges, commissions and fees                  2,894       2,418      5,572      4,575
 Net gain (loss) on securities transactions       (446)         (3)      (440)         5
 Other                                           3,002       3,612      6,077      7,036
                                               -------     -------     -------    -------
      Total Non-Interest Income                 18,951      18,822     38,287     36,505
NON-INTEREST EXPENSE
 Salaries and wages                             13,391      13,607     26,406     26,774
 Pension and other employee benefits             2,888       3,094      5,957      6,233
 Net occupancy of banking premises               4,066       5,308      8,263     10,244
 Furniture and equipment                         2,528       2,363      5,100      4,649
 Provision for real estate losses                 ---          251        ---      1,164
 Restructuring costs                              ---         ---         ---      1,958
 Other                                          15,733      16,088     31,300     30,997
                                               -------     -------     -------    -------
     Total Non-Interest Expense                 38,606      40,711     77,026     82,019
   Income Before Income Taxes and Cumulative
    Effect of Accounting Change                 14,203      10,945     28,067     18,890
Income Taxes                                     4,961         218      9,727        378
                                               -------     -------     -------    -------
   Income Before Cumulative Effect of
     Accounting Change                           9,242      10,727     18,340     18,512
Cumulative effect of change in
  accounting for income taxes                     ---         ---         ---      8,439
                                               -------     -------     -------    -------
     Net Income                                $ 9,242     $10,727    $18,340    $26,951
                                               =======     =======    =======    =======
Per Share
 Income before cumulative effect of
 accounting change                             $   .82     $   .96    $  1.64    $  1.67
 Net Income                                        .82         .96       1.64       2.43
 Dividends                                         .15         ---        .30        ---
See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                    June 30    December 31   June 30
                                                      1994         1993       1993
                                                  ----------    ----------   ----------
Assets
Cash and due from banks                           $  302,963    $  334,564   $  330,965
Time deposits                                              6           147          146
Securities held to maturity                        1,110,990       997,395    1,299,905
Securities available for sale                        592,827       614,476      317,527
Federal funds sold and securities
  purchased under resale agreements                   44,266       250,250      165,575
Loans, net of unearned discount of $5,454 at
  June 30, 1994, $8,456 at December 31, 1993
  and $11,151 at June 30, 1993                     1,324,913     1,247,809    1,181,085
    Less: Allowance for possible loan losses         (25,647)      (26,298)     (31,050)
                                                  ----------    ----------   ----------
      Net Loans                                    1,299,266     1,221,511    1,150,035
Banking premises and equipment                        90,180        86,676       89,161
Accrued interest and other assets                    134,785       134,028      140,254
                                                  ----------    ----------   ----------
      Total Assets                                $3,575,283    $3,639,047   $3,493,568
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  692,617     $ 705,786   $  648,644
  Correspondent banks                                 71,348       129,106      120,442
  Public funds                                        38,111        46,200       37,969
                                                  ----------    ----------   ----------
     Total demand deposits                           802,076       881,092      807,055
Time Deposits:
  Savings and Interest-on-Checking                   797,835       800,161      777,251
  Money market deposit accounts                      544,275       527,230      520,126
  Time accounts                                      859,397       860,642      917,306
  Public funds                                        73,590        80,303       79,797
                                                  ----------    ----------   ----------
     Total time deposits                           2,275,097     2,268,336    2,294,480
                                                  ----------    ----------   ----------
     Total deposits                                3,077,173     3,149,428    3,101,535
Federal funds purchased and securities
  sold under repurchase agreements                   169,647       166,519       99,664
Long-term notes payable                                 ---           ---         6,400
Accrued interest and other liabilities                47,097        49,567       41,748
                                                  ----------    ----------   ----------
     Total Liabilities                             3,293,917     3,365,514    3,249,347
Shareholders' Equity
Common stock, par value $5 per share                  55,306        55,046       54,808
  Shares authorized: 30,000,000
  Shares outstanding: 11,061,150;
    11,009,198; and 10,961,690
Surplus                                              114,656       113,385      112,062
Retained earnings                                    111,162        95,978       77,351
Unrealized gain on securities available
  for sale                                               242         9,124        ---
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      281,366       273,533      244,221
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $3,575,283    $3,639,047   $3,493,568
                                                  ==========    ==========   ==========

See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                       Unrealized
                                                                       Gain (Loss)
                                                                       on Securities
                                         Common            Retained    Available
                                         Stock   Surplus   Earnings    for Sale    Total
                                        -------  --------  --------    --------- --------
Balance at January 1, 1993              $52,061  $102,042   $52,041              $206,144
 Net income for the year ended
    December 31, 1993                                        47,236                47,236
  Proceeds from employee stock
    purchase plan and options               387     1,767                           2,154
  Tax benefit related to exercise
    of stock options                                  207                             207
  Loan payments from employee stock
    ownership plan                                              200                   200
  Issuance of restricted stock               25       152                             177
  Restricted stock plan deferred
    compensation expense, net                                   (59)                  (59)
  Conversion of subordinated debentures   2,339     7,661                          10,000
  Unrealized gain on securities
    available for sale, net of tax                                       $9,124     9,124
  Cash dividend                                              (1,650)               (1,650)
  Effect of ten percent stock dividend      234     1,556    (1,790)
                                        -------  --------   -------    --------- --------
Balance at December 31, 1993             55,046   113,385    95,978       9,124   273,533
  Net income for the six months ended
    June 30, 1994                                            18,340                18,340
  Proceeds from employee stock purchase
    plan and options                        260     1,092                           1,352
  Tax benefit related to exercise
    of stock options                                  179                             179
  Loan payments from employee stock
    ownership plan                                              100                   100
  Restricted stock plan deferred
    compensation expense                                         54                    54
  Adjustment to unrealized gain (loss)
    on securities available for
    sale, net of tax                                                     (8,882)   (8,882)
  Cash dividend                                              (3,310)               (3,310)
                                        -------  --------  --------     --------  --------
Balance at June 30, 1994                $55,306  $114,656  $111,162    $    242  $281,366
                                        =======  ========  ========    ========  ========




See notes to consolidated financial statements.



Consolidated Statements of Cash Flow
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                           Six Months Ended
                                                                June 30
                                                        ---------------------
                                                           1994       1993
                                                        ---------  ----------
Operating Activities
Net income                                              $  18,340    $26,951
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision (credit) for possible loan losses              ---        (590)
    Provision for real estate losses                         ---       1,164
    Deferred income tax provision (benefit)                 1,074     (2,517)
    Accretion of discounts on loans                        (2,995)    (6,352)
    Accretion of securities' discounts                     (4,614)    (1,343)
    Amortization of securities' premiums                    2,056      3,009
    Net (gain) loss on securities transactions                440         (5)
    Net gain on sale of assets                             (1,556)      (341)
    Depreciation and amortization                           9,118      6,569
    (Increase) decrease in interest receivable             (1,303)       213
    Increase in interest payable                             (210)       (80)
    Net change in other assets and liabilities              2,641     (5,335)
                                                         ---------  ---------
      Net cash provided by operating activities            22,991     21,343
Investing Activities
Proceeds from sales of securities held to maturity          ---        1,400
Proceeds from maturities of securities held to maturity    85,592    258,037
Purchases of securities held to maturity                 (208,459)  (455,562)
Proceeds from sales of securities available for sale       10,567     74,829
Proceeds from maturities of securities available for sale 154,378    425,000
Purchases of securities available for sale               (151,420)  (448,940)
Net increase in loans                                     (80,202)    (4,066)
Net increase in bank premises and equipment                (8,068)    (6,488)
Proceeds from sales of repossessed properties                 890      2,285
Net cash and cash equivalents received from
    bank acquisition/exchange                               2,599    183,268
                                                         ---------  ---------
  Net cash (used) provided by investing activities       (194,123)    29,763

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                      (61,831)     4,411
Net decrease in certificates of deposits                   (8,333)  (118,603)
Net increase (decrease) in short-term borrowings            5,528    (20,250)
Proceeds from employee stock purchase
  plan and options                                          1,352        969
Dividends paid                                             (3,310)      ---
                                                         ---------  ---------
     Net cash used by financing activities                (66,594)  (133,473)
                                                         ---------  ---------
     Decrease in cash and cash equivalents               (237,726)   (82,367)
Cash and cash equivalents at beginning of year            584,961    579,053
                                                         ---------  ---------
     Cash and cash equivalents at the end
       of the period                                     $347,235   $496,686
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 31,181   $ 31,405
  Loans originated to facilitate the sale
    of repossessed properties                                 800      1,737
  Conversion of long-term debt to common stock             ------     10,000


See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)

Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent auditors, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993. The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged or credited to operating expense is a reflection of management's assessment of the adequacy of the allowance.

                                                     Six Months Ended
                                                         June 30
                                                   --------------------
(in thousands)                                      1994         1993
- - -----------------------------------------------------------------------
Balance at beginning of the period                $26,298      $31,897
Provision (credit) for possible loan losses         ---           (590)
Changes related to disposition of bank subsidiary  (2,684)         ---
Net charge-offs:
  Losses charged to the allowance                  (1,604)      (4,129)
  Recoveries                                        3,637        3,872
                                                  -------      -------
    Net (charge-offs) recoveries                    2,033         (257)
                                                  -------      -------
Balance at the end of period                      $25,647      $31,050
                                                  =======      =======

Earnings Per Common Share

     Earnings per common share calculations for the six months ended June 30, 1994 and June 30, 1993 include the effect of common stock equivalents applicable to the stock option contracts.
    The weighted average numbers of shares used to compute primary per common share earnings, including the common stock equivalents where applicable, were 11,200,403, and 11,125,822 for the six months ended June 30, 1994, and 1993, respectively.

Income Taxes

     The tax expense for the second quarter of 1994 was $4,961,000. This amount consisted of current tax expense of $4,437,000 and deferred tax expense of $524,000. Year-to-date tax expense is $9,727,000, consisting of current tax expense of $8,653,000 and deferred tax expense of $1,074,000. Net deferred tax assets were $18,734,000 with no valuation allowance at June 30, 1994. The deferred tax assets were supported by taxes paid in prior years, the future reversal of existing taxable temporary differences, and future taxable income. The tax expense for the second quarter of 1993 was $218,000. Tax expense for the second quarter of 1993 was affected by a reduction of $2,800,000 million in the valuation allowance for deferred tax assets. A valuation allowance of $13,600,000 million was established at the beginning of 1993 when SFAS 109 was adopted. Income tax payments for the first six months of 1994 and 1993 were $7,746,000 and $2,041,000, respectively.

Acquisition
     On April 15, 1994, the Corporation acquired Texas Commerce Bank in Corpus Christi in exchange for Cullen/Frost Bank of Dallas, N.A. ("C/F Dallas"). The banks exchanged were of comparable asset size. C/F Dallas represented 4.6 percent of the Corporation's total assets at March 31, 1994. No gain or loss was recognized on this transaction.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations



Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)


Results of Operations
     Cullen/Frost Bankers, Inc. reported net income of $9,242,000 or $.82 per common share for the quarter ended June 30, 1994 compared with $10,727,000 or $.96 per common share for the second quarter of 1993 and net income of $9,098,000 or $.81 per common share for the first quarter of 1994.
     Net income for the six months ended June 30, 1994 was $18,340,000 or $1.64 per common share compared with $26,951,000 or $2.43 per common share for the same period of 1993. Net income after taxes for 1993 was positively impacted by the cumulative effect of a change in accounting for income taxes. The one-time accounting change added $8,439,000 to net income.
     For 1994, the Corporation is recognizing income tax expense that approximates the statutory rate. At the beginning of 1993 the Corporation had a valuation allowance for deferred tax assets of $13.6 million. This valuation allowance was reduced to zero by the end of 1993 and resulted in income tax expense of $378,000 for the first six months of 1993 compared with $9,727,000 for the same period in 1994.
     On April 15, 1994, the Corporation acquired Texas Commerce Bank-Corpus Christi in exchange for Cullen/Frost Bank of Dallas, N.A. The banks exchanged were of comparable asset size.
     The results of operations are included in the material that follows.
All balance sheet figures are presented in averages unless otherwise noted.

                                                        Summary of Operations
                                         -------------------------------------------------
                                                                     Three Months Ended
                                           Six Months Ended   ----------------------------
                                                June 30               1994           1993
                                         -------------------  ------------------ ---------
                                            1994     1993      June 30  March 31   June 30
- - ------------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                         $67,103   $64,290    $33,999  $33,104   $33,074
Taxable-equivalent adjustment                 297       476        141      156       240
                                          -------   -------    -------   -------   -------
Net interest income                        66,806    63,814     33,858   32,948    32,834
Provision(credit) for possible
  loan losses                                 ---      (590)      ---       ---       ---
Non-Interest income:
  Net gain (loss) on securities
   transactions                              (440)        5       (446)       6        (3)
  Other                                    38,727    36,500     19,397   19,330    18,825
                                          -------   -------    -------   -------   -------
    Total non-interest income              38,287    36,505     18,951   19,336    18,822
Non-Interest expense:
  Restructuring costs                        ---      1,958       ---       ---       ---
  Provision for real estate losses           ---      1,164       ---       ---       251
  Other                                    77,026    78,897     38,606   38,420    40,460
                                          -------   -------    -------   -------   -------
    Total non-interest expense             77,026    82,019     38,606   38,420    40,711
Income before income taxes and            -------   -------    -------   -------   -------
  cumulative effect of accounting change   28,067    18,890     14,203   13,864    10,945
Income Taxes                                9,727       378      4,961    4,766       218
                                          -------   -------    -------   -------   -------
Income before cumulative effect of
  accounting change                        18,340    18,512      9,242    9,098    10,727
Cumulative effect of change in
  accounting for income taxes                ---      8,439       ---       ---       ---
                                          -------   -------    -------  --------  --------
Net Income                                $18,340   $26,951    $ 9,242  $ 9,098   $10,727
                                          =======   =======    =======  =======  ========
Per Share
Net income-primary                        $  1.64   $  2.43    $   .82  $   .81   $   .96


Net Interest Income
      The increase in net interest income from the first quarter of 1994 is due to increases in loan volumes and loan yields. The increase in net interest income from the second quarter of 1993 is primarily due to increases in loan volumes and investment securities. Net interest margin was 4.39 percent for the second quarter of 1994 compared to 4.30 percent and 4.32 percent for the first quarter of 1994 and second quarter of 1993, respectively. Net interest spread increased eight basis points from the first quarter of 1994 and six basis points from the second quarter of 1993 to
3.87 percent. The net interest spread increased from the first quarter primarily as a result of the rising interest rate environment.




                                          Change in Net Interest Income
                         -----------------------------------------------------------------
                         Second Quarter        Second Quarter          Year-to-Date
                              1994                  1994                  1994
                               vs.                   vs.                   vs.
                         Second Quarter        First Quarter           Year-to-Date
                              1993                  1994                  1993
                        ------------------------------------------------------------------
                                Percentage of          Percentage of        Percentage of
                        Amount  Total Change   Amount  Total Change  Amount Total Change
- - -----------------------------------------------------------------------------------------
Due to volume          $ 3,090     58.80%     $   627     70.06%    $ 8,963   59.31%
Due to interest rate
  spread                (2,165)    41.20          268  .  29.94      (6,150)  40.69
                       --------   --------    --------   -------     ------  -------
                       $   925    100.00%     $   895    100.00%    $ 2,813  100.00%
                       =======    =======     =======    =======    =======  =======


Non-Interest Income

                                     Six Months Ended               Three Months Ended
                                          June 30          -------------------------------
                                   --------------------             1994            1993
                                                           ---------------------   -------
Non-Interest Income                     1994      1993      June 30     March 31  June 30
- - --------------------------------------------------------------------------------   -------
Trust department                      $14,396   $12,630     $ 7,114     $ 7,282   $ 6,393
Service charges on deposit accounts    12,682    12,259       6,387       6,295     6,402
Other service charges, collection
  and exchange charges, commissions
  and fees                              5,572     4,575       2,894       2,678     2,418
Net gain (loss) on securities
  transactions                           (440)        5        (446)          6        (3)
Other                                   6,077     7,036       3,002       3,075     3,612
                                      -------   --------    -------     -------   -------
    Total                             $38,287   $36,505     $18,951     $19,336   $18,822
                                      =======   ========    =======     =======   =======


For the second quarter 1994 ...

     Excluding securities transactions, total non-interest income was flat compared to the first quarter of 1994 and was up 3.0 percent from the second quarter of 1993.
     Trust income of $7,114,000 increased 11.3 percent from the second quarter of 1993. This can be attributed to growth in the number of accounts and assets under management.
     Service charges on deposit accounts totaled $6,387,000 for the quarter ended June 30, 1994, flat compared to the same quarter one year ago. Other service charges increased 19.7 percent from the second quarter of 1993 primarily due to fees associated with increased volumes, bank card discounts, and service charges.
     During the second quarter of 1994, the Corporation recorded a net loss on securities transactions of $446,000 by repositioning a portion of the available for sale securities portfolio. A low-yielding security was sold and a higher-yielding security was purchased which should favorably impact earnings in the future.
     Other non-interest income of $3,002,000 is lower than the second quarter of 1993 primarily due to less income from foreclosed assets, moderately offset by an increase in sundry income.




For the six months ended June 30, 1994...

     Excluding securities transactions, non-interest income totaled $38,727,000 compared with $36,500,000 for the same period last year. Trust income increased by 14.0 percent primarily because of an increase in investment fees resulting from growth in the number of accounts and assets under management. Other service charges and fees increased by 21.8 percent when compared to the same period last year. The increase is primarily due to fees associated with increased volumes, bankcard discounts, and service charges
     The increase in Trust and other service charges and fees were offset by the decrease in other income. The decrease is due to the reduction in income recognized on the sale of foreclosed assets.




Non-Interest Expense

                                                                 Three Months Ended
                                    Six Months Ended       -------------------------------
                                         June 30                   1994              1993
                                    -----------------      ---------------------   -------
Non-Interest Expense                 1994      1993         June 30    March 31    June 30
- - --------------------------------------------------------------------------------   -------
Salaries and wages                 $26,406   $26,774        $13,391    $13,015     $13,607
Pension and other employee
 benefits                            5,957     6,233          2,888      3,069       3,094
Net occupancy of banking
 premises                            8,263    10,244          4,066      4,197       5,308
Furniture and equipment              5,100     4,649          2,528      2,572       2,363
Restructuring costs                   ---      1,958           ---        ---         ---
Other                               31,300    30,997         15,733     15,567      16,088
                                   -------   -------        -------    -------     -------
                                    77,026    80,855         38,606     38,420      40,460
Provision for real estate losses      ---      1,164           ---        ---          251
                                   -------   -------        -------    -------     -------
      Total                        $77,026   $82,019        $38,606    $38,420     $40,711
                                   =======   =======        =======    =======     =======

For the second quarter 1994 ...

    Excluding the provision for real estate losses, non-interest expense was $38,606,000, flat when compared to the first quarter of 1994, and down 4.6 percent from the second quarter of 1993. The second quarter of 1993 included $2.0 million in non-recurring costs related to the New First City acquisition.
     Salaries and wages were up 2.9 percent from the first quarter of 1994 and were down 1.6 percent compared with second quarter of 1993. Pensions and employee benefits were down 5.9 percent and 6.7 percent compared with the first quarter of 1994 and second quarter of 1993. The decrease is primarily due to a decrease in workmen's compensation insurance.
     Net occupancy of banking premises decreased 3.1 percent and 23.4 percent from the first quarter of 1994 and second quarter of 1993, respectively. The decrease from the second quarter last year primarily resulted from the impact of the restructuring actions taken in the fourth quarter of 1993. In addition, property tax expense was lower than in the second quarter of 1993.
     Furniture and equipment expense decreased 1.7 percent from the first quarter of 1994 and increased 7.0 percent when compared to the second quarter of 1993. This increase is primarily due to higher depreciation expense.
     Other non-interest expense of $15,733,000 was up 1.1 percent from the first quarter of 1994. Other non-interest expense declined 2.2 percent when compared to the second quarter of 1993.


For the six months ended June 30, 1994...

     Non-interest expense was $77,026,000 compared with $82,019,000 for the same period last year. Year-to-date 1993 results included non-recurring charges of $5.0 million relating to the acquisition of New First City and $1.9 million in costs for a retirement incentive program. Net occupancy of banking premises decreased 19.3 percent from the same period in 1993 primarily due to the restructuring charges taken in the fourth quarter of 1993. The increase in furniture and equipment expense is primarily due to increased depreciation expense. Other non-interest expense was $31,300,000 for the six months ended June 30, 1994 compared to $30,997,000 for the same period in 1993. Excluding the non-recurring expenses associated with the acquisition of New First City in 1993, other non-interest expenses would have increased 14.6 percent for the six months ended June 30, 1994. The increase is primarily due to amortization of goodwill and other intangibles associated with the acquisition of New First City during February 1993 and timing of charitable contributions.


Income Taxes
     Tax expense for the second quarter of 1994 was $4,961,000. This compares to tax expense of $218,000 for the second quarter of 1993. The second quarter 1993 tax expense was affected by a reduction of $2.8 million in the valuation allowance for deferred tax assets. A valuation allowance of $13.6 million was established January 1, 1993 with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The valuation allowance was reduced to zero by the end of 1993. The one-time cumulative effect of adopting FAS 109 was $8.4 million which favorably impacted the results of operations for the first six months of 1993. The Corporation has an effective tax rate for 1994 which approximates the statutory rate.


Balance Sheet

      Average assets of $3,661,372,000 increased 2.3 percent and increased slightly from the second quarter of 1993 and the first quarter of 1994, respectively. The increase is primarily due to the increase in loan volume. Total deposits averaged $3,125,708,000 for the current quarter and were flat when compared to the second quarter of 1993 and the previous quarter.




Loans

                                        1994                    1993
                               ---------------------   -----------------------
Loan Portfolio                          Percentage
Period-End Balances           June 30    of Total    December 31    June 30
- - ------------------------------------------------------------------------------
Commercial & Industrial     $  323,246     24.4%     $  310,830   $  297,113
Consumer                       294,344     22.2         268,331      253,519
Real estate                    656,101     49.5         626,056      611,064
Other                           56,676      4.3          51,048       30,540
Unearned discount               (5,454)     (.4)         (8,456)     (11,151)
                            ----------   ------      ----------   ----------
Total Loans                 $1,324,913   100.0%      $1,247,809   $1,181,085
                            ==========   ======      ==========   ==========

         Average loans for the second quarter of 1994 were $1,305,305,000. This represents a 10.8 percent increase from the comparable quarter of last year and is up 3.0 percent from the first quarter of 1994. This loan growth reflects improved economic conditions in the Texas markets where the Corporation's presence is concentrated. The growth was apparent in all categories of loans.



Real Estate Loans

   Of the total real estate loans outstanding at June 30, 1994, 67 percent were located in San Antonio, 16 percent in Houston/Galveston, 10 percent in Austin, and 7 percent in Corpus Christi. Residential permanent mortgage loans at June 30, 1994 were $271,656,000 compared to $300,947,000 at June 30,
1993 and $274,662,000 at March 31, 1994. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years. Most are collateralized by completed and occupied commercial real estate properties.


                                                      1994               1993
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                           June 30      of Total     June 30
- - -------------------------------------------------------------------------------
Construction                                $ 37,814        5.8%       $ 23,686
Land                                          32,201        4.9          22,959
Permanent mortgages:
  Commercial                                 154,545       23.5         134,891
  Residential                                271,656       41.4         300,947
Other                                        159,885       24.4         128,581
                                            --------      ------       --------
                                            $656,101      100.0%       $611,064
                                            ========      ======       ========
Non-accrual and restructured                $ 11,305        1.7%       $ 17,911


     As part of the acquisition of New First City-Austin, certain commercial and industrial and commercial real estate loans of that bank are protected by a loss-sharing arrangement with the Federal Deposit Insurance Corporation (the "FDIC") whereby losses are shared 80 percent to the FDIC and 20 percent to the Corporation. At June 30, 1994, these loans approximated $34 million.
     At June 30, 1994, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $2,729,000, compared with $2,812,000 at June 30, 1993, and $4,082,000 at March 31, 1994.



Mexico

     The Corporation's cross border outstandings, excluding $33,591,000 in loans secured by assets held in the United States, totaled $14,818,000 at June 30, 1994 or 1.1 percent of total loans.


                                                        MEXICAN LOANS
                                                ----------------------------------------
June 30, 1994                                  Amount       Percentage of Total Loans
- - ----------------------------------------------------------------------------------------
Loans to financial institutions                $14,790              1.1%
Loans to private firms or individuals               28
                                               -------             ----
                                               $14,818              1.1%
                                               =======             ====



Non-Performing Assets

                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                    Real
June 30, 1994                                     Estate   Other    Total
- - ---------------------------------------------------------------------------
Non-accrual                                      $11,305   $1,565   $12,870
Foreclosed assets*                                12,350       34    12,384
                                                 -------   ------   -------
                                                 $23,655   $1,599   $25,254
                                                 ========  ======   =======
As a percentage of total
  non-performing assets                            93.7%     6.3%   100.0%


*Foreclosed assets include $9.5 million of in-substance foreclosures.


     Non-performing assets totaled $25,254,000 at June 30, 1994 down from $42,147,000 at June 30, 1993 and $27,133,000 at March 31, 1994. Non-
performing assets as a percentage of total loans and foreclosed assets decreased to 1.9 percent at June 30, 1994 from 3.5 percent one year ago. As a part of the acquisition of New First City, certain commercial and commercial real estate loans are protected by a loss-sharing arrangement with the FDIC. (See "Loans") At June 30, 1994, non-performing assets covered by the loss-sharing arrangement totaled $1,511,000. These assets are included in total non-performing assets at $179,000 which represents the carrying value net of loss-sharing coverage and associated discounts.
     Foreclosed assets consist of both property which has been formally repossessed and that which is considered in-substance foreclosed even though formal repossession has not occurred. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $396,000 or $.04 per common share for the second quarter of 1994, compared to approximately $608,000 or $.05 per common share for the second quarter of 1993 and $382,000 or $.03 per common share for the first quarter of 1994. For the six months ended June 30, 1994, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $778,000 or $.07 per common share, compared with approximately $1,236,000 or $.11 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $4,310,000 at June 30, 1994, compared to $4,042,000 at June 30, 1993, and $4,975,000 at March 31, 1994.



Allowance for Possible Loan Losses

     The allowance for possible loan losses was $25,647,000 or 1.94 percent of period-end loans at June 30, 1994, compared to $31,050,000 or 2.63 percent at June 30, 1993 and $27,552,000 or 2.15 percent for the first quarter of 1994. The change in the allowance for loan losses includes a reduction of $2,684,000 related to the exchange of Cullen/Frost Bank in Dallas for Texas Commerce Bank-Corpus Christi. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 199.3 percent at June 30, 1994, compared to 149.9 percent at June 30, 1993 and 176.3 percent at the end of the first quarter of 1994.
     No provision for possible loan losses was recorded for the second and first quarters of 1994 and the second quarter of 1993. Net recoveries in the second quarter of 1994 totaled $779,000, compared to net charge-offs of $339,000 for the second quarter of 1993 and net recoveries of $1,254,000 for the first quarter of 1994.


                                                  NET CHARGE-OFFS (RECOVERIES)
                                            -----------------------------------------
                                                        1994                    1993
                                            -------------------------------   -------
                                              Second    Percentage   First    Second
                                              Quarter   of Total    Quarter  Quarter
- - -------------------------------------------------------------------------------------
Real Estate                                 $   (335)     43.0%   $  (575)  $    76
Commercial and industrial                       (528)     67.8       (740)      (22)
Energy                                           ---       ---        ---        (2)
Consumer                                          89     (11.4)        64       297
Other, including foreign                          (5)       .6         (3)      (10)
                                            ----------    ------   -------   -------
   Net charge-offs (recoveries)             $   (779)    100.0%  $ (1,254)  $   339
                                            ==========   =======   =======   =======

Provision (credit) for possible loan losses $    ---              $   ---   $  ---
Allowance for possible loan losses            25,647               27,552    31,050

Capital and Liquidity

     At June 30, 1994, shareholders' equity was $281,366,000 compared to $244,221,000 at June 30, 1993 and $277,034,000 at March 31, 1994. The
Corporation paid a cash dividend of $.15 per common share in the second and first quarters of 1994.
     At December 31,1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard addresses the accounting for and reporting of investments in debt securities and requires classification and accounting treatment for securities as held to maturity, trading securities and securities available for sale. At December 31, 1993, the unrealized gain on securities avaliable for sale, net of deferred taxes, was $9.1 million compared to $242,000 at June 30, 1994. This decrease is primarily due to an increase in market rates.

     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.
     The following summarizes Tier 1 and Total Capital information for the Corporation at June 30, 1994 and June 30, 1993.

                                            June 30, 1994            June 30, 1993
                                        -------------------      -------------------
Risk-Based Capital                        Amount      Ratio        Amount      Ratio
- - ------------------------------------------------------------------------------------
Tier 1 Capital                          $  237,983    14.22%    $  195,015     13.79%
Tier 1 Capital Minimum requirement          66,940     4.00         56,576      4.00

Total Capital                           $  258,960    15.48%       214,380     15.16%
Total Capital Minimum requirement          133,881     8.00        113,153      8.00
Risk-adjusted assets, net of goodwill   $1,673,412              $1,414,411

Leverage ratio                                         6.59%                    5.52%


     The Board guidelines also require a leverage capital ratio which measures Tier 1 Capital against quarterly average total assets, net of goodwill. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations. The leverage ratio for the Corporation was 6.59 percent and 5.52 percent at June 30, 1994 and June 30, 1993, respectively.
     In December of 1991, the FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers. Federal banking agencies adopted final rules effective December 16, 1992 relating to these tiers. At June 30, 1994 the Corporation and all of its subsidiary banks were "well capitalized" as defined by FDICIA, the highest regulatory category. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at June 30, 1994.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flows from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally deposits and Federal funds purchased. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                               June 30, 1994            June 30, 1993
                                      --------------------------  ------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/   Average   Income/  Yield/
                                       Balance   Expense  Cost     Balance   Expense  Cost
ASSETS                                --------   -------  -----  ----------  -------  ----
Time deposits                       $      106  $      2  3.40%  $      152  $     2  2.79%
Securities:
 U.S. Treasury                         273,132     5,924  4.37      554,007   13,044  4.75
 U.S. Government agencies
  and corporations                   1,346,406    39,258  5.83      923,047   31,286  6.78
 States and political subdivisions       6,178       293  9.49       13,064      632  9.68
 Other                                  33,439       857  5.17       61,587    1,587  5.20
                                    ----------   -------         ----------  -------
Total securities                     1,659,155    46,332  5.59    1,551,705   46,549  6.02
Federal funds sold and securities
  purchased under resale agreements    154,320     2,539  3.27      262,922    3,931  2.97
Loans, net of unearned discount      1,286,447    49,202  7.71    1,135,329   45,134  8.02
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              3,100,028    98,075  6.36    2,950,108   95,616  6.51
Cash and due from banks                339,626                      306,289
Allowance for possible loan losses     (26,528)                     (31,878)
Banking premises and equipment          88,548                       84,592
Accrued interest and other assets      140,171                      139,394
                                    ----------                   ----------
  Total Assets                      $3,641,845                   $3,448,505
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  662,957                   $  602,726
  Correspondent banks                  133,488                      149,702
  Public funds                          38,499                       42,591
                                    ----------                   ----------
     Total demand deposits             834,944                      795,019
Time deposits:
 Savings and Interest-on-Checking      818,649     7,274  1.79      720,984    7,132  1.99
 Money market deposit accounts         531,821     6,750  2.56      528,882    6,675  2.55
 Time accounts                         860,408    13,264  3.11      927,938   14,603  3.17
 Public funds                           83,404     1,051  2.54       59,039      984  3.36
                                    ----------   -------          ----------  -------
    Total Time deposits              2,294,282    28,339  2.49    2,236,843   29,394  2.65
                                    ----------                   ----------
  Total Deposits                     3,129,226                    3,031,862
Federal funds purchased and securities
  sold under resale agreements         174,496     2,633  3.00      132,411    1,677  2.52
Long-term notes payable                   ---       ---   ---         5,061      237  9.45
Other borrowings                          ---       ---   ---           587       18  6.33
                                    ----------   -------          ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,468,778    30,972  2.53    2,374,902   31,326  2.66
                                    ----------   -------  ----   ----------   ------ -----
Accrued interest and other liabilities  57,031                       40,062
                                    ----------                   ----------
Total Liabilities                    3,360,753                    3,209,983
SHAREHOLDERS' EQUITY                   281,092                      238,522
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $3,641,845                   $3,448,505
                                    ==========                   ==========
Net interest income                              $67,103                     $64,290
                                                 =======                     =======
Net interest spread                                       3.83%                         3.85%
                                                          =====                         =====
Net interest income to total average earning assets       4.34%                         4.37%
Net interest income to total average earning
  assets - with federal funds net                         4.57%                         4.58%
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                             June 30, 1994           March 31, 1994
                                   -----------------------------------------------------
                                               Interest                    Interest
                                     Average   Income/  Yield/   Average   Income/  Yield/
                                     Balance   Expense  Cost     Balance   Expense  Cost
ASSETS                              --------   -------  -----  ----------  -------  -----
Time deposits                     $       51  $     1   3.48%  $      161  $     1  3.37%
Securities:
 U.S. Treasury                       282,892    3,112   4.41      263,263    2,812  4.33
 U.S. Government agencies
  and corporations                 1,374,981   20,126   5.86    1,317,513   19,132  5.81
 States and political subdivisions     5,738      135   9.43        6,624      158  9.54
 Other                                30,973      400   5.18       35,932      457  5.16
                                   ----------  -------         ----------  -------
Total securities                   1,694,584   23,773   5.61    1,623,332   22,559  5.57
Federal funds sold and securities
  purchased under resale agreements  102,345      937             206,873    1,602  3.10
Loans, net of unearned discount    1,305,305   25,467   7.83    1,267,379   23,735  7.60
                                   ---------- -------          ----------  -------
Total Earning Assets and
    Average Rate Earned            3,102,285   50,178   6.48    3,097,745   47,897  6.23
Cash and due from banks              341,648                      337,582
Allowance for possible loan losses   (26,005)                     (27,056)
Banking premises and equipment        89,859                       87,222
Accrued interest and other assets    153,585                      132,601
                                  ----------                   ----------
  Total Assets                    $3,661,372                   $3,628,094
                                  ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual       $  663,025                   $  662,888
  Correspondent banks                128,499                      138,533
  Public funds                        38,588                       38,408
                                  ----------                   ----------
     Total demand deposits           830,112                      839,829
Time deposits:
 Savings and Interest-on-Checking    825,322    3,608   1.75      811,902    3,666  1.83
 Money market deposit accounts       526,783    3,500   2.67      536,914    3,250  2.45
 Time accounts                       864,218    6,956   3.23      856,556    6,308  2.99
 Public funds                         79,273      555   2.81       87,582      496  2.30
                                  ----------  -------          ----------  -------
    Total Time deposits            2,295,596   14,619   2.55    2,292,954   13,720  2.43
                                  ----------                   ----------
  Total Deposits                   3,125,708                    3,132,783
Federal funds purchased
  and other borrowings               184,348    1,560   3.35      164,534    1,073  2.61
                                  ----------  -------          ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid            2,479,944   16,179   2.61    2,457,488   14,793  2.44
                                  ----------  -------  -----   ----------  ------- -----
Accrued interest and other
  liabilities                         69,220                       50,701
                                  ----------                   ----------
Total Liabilities                  3,379,276                    3,348,018
SHAREHOLDERS' EQUITY                 282,096                      280,076
                                   ----------                   ----------
Total Liabilities and
  Shareholders' Equity            $3,661,372                   $3,628,094
                                  ==========                   ==========
Net interest income                           $33,999                      $33,104
                                              =======                      =======
Net interest spread                                     3.87%                       3.79%
                                                        =====                       =====
Net interest income to total average earning assets     4.39%                       4.30%
Net interest income to total average earning
   assets - with federal funds net                      4.54%                       4.54%
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                         December 31, 1993           September 30, 1993
                                   --------------------------       -------------------------
                                              Interest                    Interest
                                    Average    Income/  Yield/   Average  Income/  Yield/
                                    Balance   Expense   Cost     Balance  Expense   Cost
ASSETS                             ---------  --------  -----   --------  -------  -----
Time deposits                     $      143   $     1  2.47%  $      138 $      1  2.64%
Securities:
 U.S. Treasury                       369,630     3,822  4.10      507,303    5,520  4.32
 U.S. Government agencies
  and corporations                 1,170,032    17,381  5.94    1,065,008   16,488  6.19
 States and political subdivisions    10,584       257  9.68       12,220      299  9.78
 Other                                43,089       557  5.12       51,295      648  5.02
                                   ---------    -------         ----------  -------
Total securities                   1,593,335    22,017  5.52    1,635,826   22,955  5.60
Federal funds sold and securities
  purchased under resale agreements  287,613     2,178  2.96      209,233    1,605  3.00
Loans, net of unearned discount    1,187,385    23,378  7.81    1,173,445   22,751  7.69
                                   ---------    ------          ---------   ------
Total Earning Assets and
    Average Rate Earned            3,068,476    47,574  6.16    3,018,642   47,312  6.23
Cash and due from banks              318,947                      329,597
Allowance for possible loan losses   (29,566)                     (31,212)
Banking premises and equipment        89,677                       89,396
Accrued interest and other assets    153,285                      142,326
                                  ----------                    ----------
  Total Assets                    $3,600,819                   $3,548,749
                                  ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual       $  658,800                   $  660,265
  Correspondent banks                130,175                      142,672
  Public funds                        39,344                       43,790
                                   ---------                    ---------
Total demand deposits                828,319                      846,727
Time deposits:
 Savings and Interest-on-Checking    784,712     3,849  1.95      773,906    3,859  1.98
 Money market deposit accounts       542,428     3,359  2.46      538,869    3,392  2.50
 Time accounts                       871,620     6,446  2.93      901,681    6,644  2.92
 Public funds                        101,099       586  2.30       80,223      550  2.72
                                   ---------   -------          ---------   -------
    Total Time Deposits            2,299,859    14,240  2.46    2,294,679   14,445  2.50
                                   ---------                    ---------
  Total Deposits                   3,128,178                    3,141,406
Federal funds purchased
  and other borrowings               155,266     1,022  2.58      111,411      760  2.67
                                   ---------   -------          ---------   ------
Total Interest-Bearing Funds
  and Average Rate Paid            2,455,125    15,262  2.46    2,406,090   15,205  2.51
                                   ---------   -------  ----    ---------   -------  ----
Accrued interest and other
  liabilities                         52,399                       44,078
                                   ---------                    ---------
Total Liabilities                  3,335,843                    3,296,895
SHAREHOLDERS' EQUITY                 264,976                      251,854
                                   ---------                    ---------
Total Liabilities and
  Shareholders' Equity            $3,600,819                   $3,548,749
                                  ==========                   ==========
Net interest income                            $32,312                     $32,107
                                               =======                     ========
Net interest spread                                     3.70%                       3.72%
                                                        =====                       =====
Net interest income to total average earning assets     4.19%                       4.24%
Net interest income to total average earning
  assets - with federal funds net                       4.41%                       4.39%
* Taxable-equivalent basis assuming a 35% tax rate.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                              June 30, 1993
                                        ---------------------------
                                                   Interest
                                          Average   Income/   Yield/
                                          Balance   Expense   Cost
ASSETS                                   --------   -------   ------
Time deposits                          $      145   $     1    2.80%
Securities:
 U.S. Treasury                            470,361     5,589    4.77
 U.S. Government agencies
  and corporations                      1,068,412    17,139    6.42
 States and political subdivisions         12,495       304    9.76
 Other                                     58,309       740    5.09
                                        ---------    ------
Total securities                        1,609,577    23,772    5.91
Federal funds sold and securities
  purchased under resale agreements       276,382     2,049    2.93
Loans, net of unearned discount         1,178,407    23,403    7.97
                                        ---------    ------
Total Earning Assets and
    Average Rate Earned                 3,064,511    49,225    6.43
Cash and due from banks                   318,506
Allowance for possible loan losses        (31,394)
Banking premises and equipment             86,223
Accrued interest and other assets         141,304
                                        ---------
  Total Assets                         $3,579,150
                                       ==========
LIABILITIES
Demand deposits:
  Commercial and individual            $  639,144
  Correspondent banks                     150,225
  Public funds                             33,348
                                        ---------
     Total demand deposits                822,717
Time deposits:
  Savings and Interest-on-Checking        768,678     3,815    1.99
  Money market deposit accounts           543,633     3,464    2.56
  Time accounts                           938,902     7,437    3.18
  Public funds                             76,565       540    2.83
                                        ---------    ------
    Total Time Deposits                 2,327,778    15,256    2.63
                                        ---------
  Total Deposits                        3,150,495
Federal funds purchased
  and other borrowings                    147,412       895    2.40
                                        ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid                 2,475,190    16,151    2.62
                                        ---------    ------    ----
Accrued interest and other
  Liabilities                              40,429
                                        ---------
Total Liabilities                       3,338,336
SHAREHOLDERS' EQUITY                      240,814
                                        ---------
Total Liabilities and
  Shareholders' Equity                 $3,579,150
                                       ==========
Net interest income                                 $33,074
                                                    =======
Net interest spread                                            3.81%
                                                              ======
Net interest income to total average earning assets            4.32%
Net interest income to total average earning
   assets - with federal funds net                             4.53%
*Taxable-equivalent basis assuming a 35% tax rate.


                                Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 17, 1994. The following matters were submitted to a vote of the Corporation's shareholders.

1.  Election of Directors:

     Election of all nineteen director nominees to new one-year terms was approved with no nominee receiving less than 9.6 million votes.


Nominee                     Total Votes For     Total Votes Withheld
- - -------                     ---------------     --------------------
Isaac Arnold, Jr.            9,712,078                17,943
Henry E. Catto               9,623,009               107,012
Harry H. Cullen              9,629,554               100,467
Roy H. Cullen                9,623,509               106,512
Richard W. Evans, Jr.        9,710,938                19,083
W.N. Finnegan, III           9,705,767                24,254
Joseph H. Frost              9,630,076                99,945
T.C. Frost                   9,702,715                27,306
James W. Gorman, Jr.         9,722,834                 7,187
James L. Hayne               9,722,834                 7,187
Harris L. Kempner, Jr.       9,712,224                17,797
Richard M. Kleberg III       9,721,734                 8,287
Quincy Lee                   9,695,494                39,527
Robert S. McClane            9,694,299                35,722
J. Gordon Muir, Jr.          9,712,174                17,847
William B. Osborn, Jr.       9,710,024                19,997
Robert G. Pope               9,714,834                15,187
Herman J. Richter            9,720,524                 9,497
Curtis Vaughan, Jr.          9,712,334                17,687

2.  Selection of Independent Auditors

   Total Votes For      9,704,453
   Total Votes Against     15,953
   Total Abstentions        9,615



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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   August 1, 1994                         By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                   Cullen/Frost Bankers, Inc.
                                        Form 10-Q
                                      Exhibit Index


Exhibit                         Description
- - -------                         -----------
11                              Statement re: Computation of Earnings per Share