Form 10-Q
period 1994-09-30
CULLEN FROST BANKERS INC
filed 1994-11-01
CIK 39263

Securities and Exchange Commission
                              Washington, D.C. 20549




                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended September 30, 1994     Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At October 27, 1994 there were 11,092,811 shares of Common Stock, $5 par value, outstanding.




















                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)         Three Months Ended      Nine Months Ended
                                                    September 30            September 30
                                               ---------------------   -------------------
                                                 1994        1993        1994       1993
                                               -------     ---------   -------   --------
INTEREST INCOME
 Loans, including fees                         $27,821     $22,630     $76,823   $ 67,485
 Securities:
    Taxable                                     24,259      22,679      70,313     68,666
    Tax-exempt                                      84         180         265        545
                                                ------     -------    --------   --------
      Total Securities                          24,343      22,859      70,578     69,211
 Time Deposits                                     ---           1           2          3
 Federal funds sold and securities
  purchased under resale agreements                506       1,605       3,045      5,536
                                                -------    -------     -------   --------
      Total Interest Income                     52,670      47,095     150,448    142,235
INTEREST EXPENSE
 Deposits                                       16,128      14,445      44,467     43,839
 Federal funds purchased and securities
    sold under repurchase agreements             1,739         681       4,372      2,358
 Long-term notes payable and other borrowings     ---           79        ---         334
                                                ------     -------     -------    -------
      Total Interest Expense                    17,867      15,205      48,839     46,531
                                               -------     -------     -------    -------
      Net Interest Income                       34,803      31,890     101,609     95,704
Provision (credit) for possible loan losses      ---        (2,251)       ---      (2,841)
                                                ------     -------     -------    -------
      Net Interest Income After Provision
      (Credit) For Possible Loan Losses         34,803      34,141     101,609     98,545
NON-INTEREST INCOME
 Trust department                                7,628       6,841      22,024     19,471
 Service charges on deposit accounts             6,773       6,719      19,455     18,978
 Other service charges, collection and exchange
  charges, commissions and fees                  3,095       2,598       8,667      7,173
 Net gain (loss) on securities transactions        (51)          3        (491)         8
 Other                                           4,008       2,685      10,085      9,721
                                               -------     -------     -------    -------
      Total Non-Interest Income                 21,453      18,846      59,740     55,351
NON-INTEREST EXPENSE
 Salaries and wages                             13,030      13,389      39,436     40,163
 Pension and other employee benefits             2,734       2,994       8,691      9,227
 Net occupancy of banking premises               4,232       5,526      12,495     15,770
 Furniture and equipment                         2,770       2,638       7,870      7,287
 Provision for real estate losses                 ---          266        ---       1,430
 Restructuring costs                               830         591         830      2,549
 Other                                          17,888      15,446      49,188     46,443
                                               -------     -------     -------    -------
     Total Non-Interest Expense                 41,484      40,850     118,510    122,869
                                               -------     -------     -------    -------
  Income Before Income Taxes and Cumulative
    Effect of Accounting Change                 14,772      12,137      42,839     31,027
Income Taxes                                     5,278         160      15,005        538
                                               -------     -------     -------    -------
   Income Before Cumulative Effect of
     Accounting Change                           9,494      11,977      27,834     30,489
Cumulative effect of change in
  accounting for income taxes                     ---         ---         ---       8,439
                                               -------     -------     -------    -------
     Net Income                                $ 9,494     $11,977     $27,834    $38,928
                                               =======     =======     =======    =======
Per Share
 Income before cumulative effect of
   accounting change                           $   .84     $  1.07     $  2.48      $2.74
 Net Income                                        .84        1.07        2.48       3.50
 Dividends                                         .15         ---         .45        ---
See notes to consolidated financial statements.



Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                 September 30   December 31   September 30
                                                     1994          1993           1993
                                                 -----------   -----------    -------------
Assets
Cash and due from banks                           $  320,819    $  334,564    $  348,477
Time deposits                                             12           147           147
Securities held to maturity                        1,079,814       997,395     1,281,264
Securities available for sale                        600,599       614,476       302,866
Federal funds sold and securities
  purchased under resale agreements                   82,241       250,250       202,435
Loans, net of unearned discount of $4,338 at
  September 30, 1994, $8,456 at December 31, 1993
  and $9,280 at September 30, 1993                 1,365,041     1,247,809     1,173,877
    Less: Allowance for possible loan losses         (25,467)      (26,298)      (28,559)
                                                  ----------    ----------     ----------
      Net Loans                                    1,339,574     1,221,511     1,145,318
Banking premises and equipment                        89,695        86,676        89,340
Accrued interest and other assets                    131,200       134,028       138,309
                                                  ----------    ----------     ----------
      Total Assets                                $3,643,954    $3,639,047     $3,508,156
                                                  ==========    ==========     ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  710,644     $ 705,786     $ 669,715
  Correspondent banks                                 92,158       129,106       115,842
  Public funds                                        37,782        46,200        39,734
                                                  ----------    ----------     ----------
     Total demand deposits                           840,584       881,092       825,291
Time Deposits:
  Savings and Interest-on-Checking                   766,516       800,161       765,760
  Money market deposit accounts                      570,526       527,230       537,957
  Time accounts                                      850,339       860,642       884,853
  Public funds                                        73,934        80,303        88,313
                                                  ----------    ----------     ----------
     Total time deposits                           2,261,315     2,268,336     2,276,883
                                                  ----------    ----------     ----------
     Total deposits                                3,101,899     3,149,428     3,102,174
Federal funds purchased and securities
  sold under repurchase agreements                   199,047       166,519       100,559
Long-term notes payable                                 ---           ---          3,400
Accrued interest and other liabilities                54,215        49,567        45,007
                                                  ----------    ----------     ----------
     Total Liabilities                             3,355,161     3,365,514     3,251,140
Shareholders' Equity
Common stock, par value $5 per share                  55,450        55,046        54,943
  Shares authorized: 30,000,000
  Shares outstanding: 11,089,986;
    11,009,198; and 10,988,609
Surplus                                              115,519       113,385       112,666
Retained earnings                                    119,057        95,978        89,407
Unrealized gain (loss) on securities
  available for sale                                  (1,233)        9,124         ---
                                                  ----------    ----------     ----------
     Total Shareholders' Equity                      288,793       273,533       257,016
                                                  ----------    ----------     ----------
     Total Liabilities and
       Shareholders' Equity                       $3,643,954    $3,639,047    $3,508,156
                                                  ==========    ==========    ==========


See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                      Unrealized
                                                                      Gain(Loss)
                                                                    on Securities
                                         Common            Retained   Available
                                         Stock   Surplus   Earnings   for Sale     Total
                                        -------  --------  --------   ---------  --------
Balance at January 1, 1993              $52,061  $102,042   $52,041              $206,144
 Net income for the year ended
    December 31, 1993                                        47,236                47,236
  Proceeds from employee stock
    purchase plan and options               387     1,767                           2,154
  Tax benefit related to exercise
    of stock options                                  207                             207
  Loan payments from employee stock
    ownership plan                                              200                   200
  Issuance of restricted stock               25       152                             177
  Restricted stock plan deferred
    compensation expense, net                                   (59)                  (59)
  Conversion of subordinated debentures   2,339     7,661                          10,000
  Unrealized gain on securities
    available for sale, net of tax                                        $9,124    9,124
  Cash dividend                                              (1,650)               (1,650)
  Effect of ten percent stock dividend      234     1,556    (1,790)
                                        -------  --------   -------    --------- --------
Balance at December 31, 1993             55,046   113,385    95,978        9,124  273,533
  Net income for the nine months ended
    September 30, 1994                                       27,834                27,834
  Proceeds from employee stock purchase
    plan and options                        404     1,914                           2,318
  Tax benefit related to exercise
    of stock options                                  220                             220
  Loan payments from employee stock
    ownership plan                                              135                   135
  Restricted stock plan deferred
    compensation expense                                         81                    81
  Adjustment to unrealized gain (loss)
    on securities available for
    sale, net of tax                                                     (10,357) (10,357)
  Cash dividend                                              (4,971)               (4,971)
                                        -------  --------  --------     --------  --------
Balance at September 30, 1994           $55,450  $115,519  $119,057      $(1,233) $288,793
                                        =======  ========  ========      ======== ========


See notes to consolidated financial statements.








Consolidated Statements of Cash Flow
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                          Nine Months Ended
                                                             September 30
                                                        ---------------------
                                                           1994       1993
                                                        ---------  ----------
Operating Activities
Net income                                              $  27,834    $38,928
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision (credit) for possible loan losses              ---      (2,841)
    Provision for real estate losses                         ---       1,430
    Deferred income tax provision (benefit)                 2,123     (2,635)
    Accretion of discounts on loans                        (3,888)    (8,163)
    Accretion of securities' discounts                     (7,894)    (2,032)
    Amortization of securities' premiums                    2,748      4,503
    Net (gain) loss on securities transactions                491         (8)
    Net gain on sale of assets                             (1,648)      (417)
    Depreciation and amortization                          13,791     11,947
    (Increase) decrease in interest receivable             (1,525)     1,335
    Increase (decrease) in interest payable                   439        (31)
    Net change in other assets and liabilities              9,506     (5,190)
                                                         ---------  ---------
      Net cash provided by operating activities            41,977     36,826
Investing Activities
Proceeds from sales of securities held to maturity          ---       64,428
Proceeds from maturities of securities held to maturity   116,865    380,153
Purchases of securities held to maturity                 (209,115)  (622,870)
Proceeds from sales of securities available for sale       10,515    114,639
Proceeds from maturities of securities available for sale 252,232    550,000
Purchases of securities available for sale               (256,168)  (599,086)
Net increase in loans                                    (119,390)     5,316
Net increase in bank premises and equipment               (10,271)    (9,290)
Proceeds from sales of repossessed properties               2,030      2,822
Net cash and cash equivalents received from
    bank acquisition                                        2,599    183,268
                                                         ---------  ---------
  Net cash (used) provided by investing activities       (210,703)    69,380

Financing Activities
Net (decrease) increase  in demand deposits,
  IOC accounts, and savings accounts                      (28,047)    37,503
Net decrease in certificates of deposits                  (17,391)  (151,056)
Net increase (decrease) in short-term borrowings           34,928    (22,355)
Proceeds from employee stock purchase
  plan and options                                          2,318      1,708
Dividends paid                                             (4,971)      ---
                                                         ---------  ---------
     Net cash used by financing activities                (13,163)  (134,200)
                                                         ---------  ---------
     Decrease in cash and cash equivalents               (181,889)   (27,994)
Cash and cash equivalents at beginning of year            584,961    579,053
                                                         ---------  ---------
     Cash and cash equivalents at the end
       of the period                                     $403,072   $551,059
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 48,399   $ 46,562
  Loans originated to facilitate the sale
    of repossessed properties                               1,067      2,542
  Conversion of long-term debt to common stock             ------     10,000


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

                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
(in thousands)                                      1994         1993
- - -----------------------------------------------------------------------
Balance at beginning of the period                $26,298      $31,897
Provision (credit) for possible loan losses         ---         (2,841)
Changes related to disposition of bank subsidiary  (2,684)         ---
Net charge-offs:
  Losses charged to the allowance                  (3,214)      (6,330)
  Recoveries                                        5,067        5,833
                                                  -------      -------
    Net (charge-offs) recoveries                    1,853         (497)
                                                  -------      -------
Balance at the end of period                      $25,467      $28,559
                                                  =======      =======

Earnings Per Common Share

     Earnings per common share calculations for the three and nine months ended September 30, 1994 and September 30, 1993 include the effect of common stock equivalents applicable to the stock option contracts.
    The weighted average numbers of shares used to compute primary per common share earnings, including the common stock equivalents where applicable, were 11,214,416, and 11,139,578 for the nine months ended September 30, 1994, and 1993, respectively and were 11,241,686 and 11,166,116 for the three months ended September 30, 1994, and 1993, respectively.

Income Taxes

     Income tax expense for the third quarter of 1994 was $5,278,000. This amount consisted of current tax expense of $4,228,000 and deferred tax expense of $1,050,000. Year-to-date income tax expense is $15,005,000, consisting of current tax expense of $12,882,000 and deferred tax expense of $2,123,000. Net deferred tax assets were $18,479,000 with no valuation allowance at September 30, 1994. The deferred tax assets were supported by taxes paid in prior years, the future reversal of existing taxable temporary differences, and the expectation of future taxable income. Income tax expense for the third quarter of 1993 was $160,000. Income tax expense for the third quarter of 1993 was affected by a reduction of $5.2 million in the valuation allowance for deferred tax assets. A valuation allowance of $13.6 million was established at the beginning of 1993. Income tax payments for the first nine months of 1994 and 1993 were $12,513,000 and $3,234,000, respectively.




Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     Cullen/Frost Bankers, Inc. reported net income of $9,494,000 or $.84 per common share for the quarter ended September 30, 1994 compared with $11,977,000 or $1.07 per common share for the third quarter of 1993 and net income of $9,242,000 or $.82 per common share for the second quarter of 1994. Net income for 1994 was lower than 1993 net income because of significant differences in the Corporation's effective tax rate.(See Income Taxes)
     Net income for the nine months ended September 30, 1994 was $27,834,000 or $2.48 per common share compared with $38,928,000 or $3.50 per common share for the same period of 1993. Net income for 1993 was positively impacted by the cumulative effect of a change in accounting for income taxes. The one-time accounting change added $8,439,000 to net income.
     Pre-tax income in 1994 is at an all-time high for the quarter and for the year to date.
     For 1994, the Corporation is recognizing income tax expense that approximates the statutory rate. At the beginning of 1993 the Corporation had a valuation allowance for deferred tax assets of $13.6 million. This valuation allowance was reduced to zero by the end of 1993 and resulted in income tax expense of $538,000 for the first nine months of 1993 compared with $15,005,000 for the same period in 1994.
     The results of operations are included in the material that follows.
All balance sheet figures are presented in averages unless otherwise noted.


                                                      Summary of Operations
                                         -------------------------------------------------
                                                                     Three Months Ended
                                          Nine Months Ended   ----------------------------
                                             September 30             1994          1993
                                         -------------------  -----------------  ---------
                                            1994     1993      Sept 30   June 30   Sept 30
- - ------------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                        $102,063   $96,397    $34,960   $33,999   $32,107
Taxable-equivalent adjustment                 454       693        157       141       217
                                          -------   -------    -------   -------   -------
Net interest income                       101,609    95,704     34,803    33,858    31,890
Provision(credit) for possible
  loan losses                                 ---    (2,841)      ---       ---     (2,251)
Non-Interest income:
  Net gain (loss) on securities
   transactions                              (491)        8        (51)     (446)        3
  Other                                    60,231    55,343     21,504    19,397    18,843
                                          -------   -------    -------   -------   -------
    Total non-interest income              59,740    55,351     21,453    18,951    18,846
Non-Interest expense:
  Restructuring costs                         830     2,549        830      ---        591
  Provision for real estate losses           ---      1,430       ---       ---        266
  Other                                   117,680   118,890     40,654    38,606    39,993
                                          -------   -------    -------   -------   -------
    Total non-interest expense            118,510   122,869     41,484    38,606    40,850
Income before income taxes and            -------   -------    -------   -------   -------
  cumulative effect of accounting change   42,839    31,027     14,772    14,203    12,137
Income Taxes                               15,005       538      5,278     4,961       160
                                          -------   -------    -------   -------   -------
Income before cumulative effect of
  accounting change                        27,834    30,489      9,494     9,242    11,977
Cumulative effect of change in
  accounting for income taxes                ---      8,439       ---       ---       ---
                                          -------   -------    -------   -------  --------
Net Income                                $27,834   $38,928    $ 9,494   $ 9,242   $11,977
                                          =======   =======    =======   =======  ========
Per Share
Net income-primary                        $  2.48   $  3.50    $   .84   $   .82   $  1.07

Net Interest Income
      The increase in net interest income from the second quarter of 1994 is due to increases in loan volumes and loan yields. The increase in net interest income from the third quarter of 1993 is primarily due to increases in loan volumes and investment securities. Net interest margin was 4.49 percent for the third quarter of 1994 compared to 4.39 percent and 4.24 percent for the second quarter of 1994 and third quarter of 1993, respectively. Net interest spread increased two basis points from the second quarter of 1994 and seventeen basis points from the third quarter of 1993 to
3.89 percent. The net interest spread increased primarily due to improved spreads between loans and deposit costs. Year-to-date net interest income increased $5,666,000 due to increases in loan volumes and investment securities. A rising interest rate environment could put pressure on the net interest spread thus negatively impacting net interest income in the future.


                                          Change in Net Interest Income
                         -----------------------------------------------------------------
                         Third Quarter         Third Quarter           Year-to-Date
                              1994                  1994                   1994
                               vs.                   vs.                    vs.
                         Third Quarter        Second Quarter           Year-to-Date
                              1993                  1994                   1993
                        ------------------------------------------------------------------
                                Percentage of          Percentage of         Percentage of
                        Amount  Total Change   Amount  Total Change  Amount  Total Change
- - ------------------------------------------------------------------------------------------
Due to volume          $ 3,637     82.27%     $   562     58.48%    $12,720     64.33%
Due to interest rate
  spread                  (784)    17.73          399  .  41.52      (7,054)    35.67
                       --------   --------    --------   -------     ------    -------
                       $ 2,853    100.00%     $   961    100.00%    $ 5,666    100.00%
                       =======    =======     =======    =======    =======    =======


Non-Interest Income
                                    Nine Months Ended               Three Months Ended
                                       September 30        -------------------------------
                                   --------------------             1994             1993
                                                           ---------------------   -------
Non-Interest Income                     1994      1993      Sept 30      June 30   Sept 30
- - --------------------------------------------------------------------------------   -------
Trust department                      $22,024   $19,471     $ 7,628     $ 7,114   $ 6,841
Service charges on deposit accounts    19,455    18,978       6,773       6,387     6,719
Other service charges, collection
  and exchange charges, commissions
  and fees                              8,667     7,173       3,095       2,894     2,598
Net gain (loss) on securities
  transactions                           (491)        8         (51)       (446)        3
Other                                  10,085     9,721       4,008       3,002     2,685
                                      -------   --------    -------     -------   -------
    Total                             $59,740   $55,351     $21,453     $18,951   $18,846
                                      =======   ========    =======     =======   =======

For the third quarter 1994 ...

     Excluding securities transactions, total non-interest income was up 10.9 percent compared to the second quarter of 1994 and was up 14.1 percent from the third quarter of 1993.
     Trust income increased 11.5 percent from the third quarter of 1993 and
7.2 percent from the previous quarter. This can be attributed to growth in the number of accounts and increased fees.
     Service charges on deposit accounts for the quarter ended September 30, 1994 were flat compared to the same quarter one year ago and up 6.0 percent from the second quarter of 1994. This is primarily due to the increase in retail transaction fees. Other service charges increased 19.1 percent from the third quarter of 1993 and were up 6.9 percent from the second quarter of 1994 primarily due to fees associated with increased volumes and bankcard discounts.
     Other non-interest income increased 33.5 percent from the second quarter of 1994 and 49.3 percent from the third quarter of 1993. The increase is primarily due to income related to foreclosed properties.


For the nine months ended September 30, 1994...

     Excluding securities transactions, non-interest income increased 8.8 percent compared to the same period last year. Trust income increased by
13.1 percent, primarily because of an increase in investment fee income resulting from growth in the number of accounts and increased fees. Other service charges and fee income increased by 20.8 percent when compared to the same period of 1993. The increase is primarily due to fees associated with increased volumes and bankcard discounts.


Non-Interest Expense

                                                                 Three Months Ended
                                    Nine Months Ended      -------------------------------
                                       September 30                 1994             1993
                                    -----------------      ---------------------   -------
Non-Interest Expense                 1994      1993         Sept 30     June 30    Sept 30
- - --------------------------------------------------------------------------------   -------
Salaries and wages                $ 39,436   $ 40,163       $13,030    $13,391     $13,389
Pension and other employee
 benefits                            8,691      9,227         2,734      2,888       2,994
Net occupancy of banking
 premises                           12,495     15,770         4,232      4,066       5,526
Furniture and equipment              7,870      7,287         2,770      2,528       2,638
Restructuring charges                  830      2,549           830       ---          591
Other                               49,188     46,443        17,888     15,733      15,446
                                  --------   --------       -------    -------     -------
                                   118,510    121,439        41,484     38,606      40,584
Provision for real estate losses      ---       1,430          ---        ---          266
                                  --------   --------       -------    -------     -------
      Total                       $118,510   $122,869       $41,484    $38,606     $40,850
                                  ========   ========       =======    =======     =======

For the third quarter 1994 ...

     Excluding the provision for real estate losses, non-interest expense was up 7.5 percent when compared to the second quarter of 1994, and up 2.2 percent from the third quarter of 1993.
     Salaries and wages were down 2.7 percent when compared to both periods. Pension and employee benefits were down 5.3 percent and 8.7 percent compared with the second quarter of 1994 and third quarter of 1993, respectively. The decrease is primarily due to a decrease in retirement plan expense, payroll taxes, and medical insurance.
     Net occupancy of banking premises decreased 23.4 percent compared with the third quarter of 1993. The decrease from the third quarter last year resulted primarily from restructuring actions taken in the fourth quarter of 1993. During the third quarter of 1994, the Corporation recorded an additional $830,000 restructuring charge, primarily an adjustment to market valuations associated with banking premises held for sale.
     Furniture and equipment expense increased 9.6 percent from the second quarter of 1994 and 5.0 percent when compared to the third quarter of 1993. This is primarily due to equipment rental, service contracts, and software maintenance and amortization.
     Other non-interest expense was up 13.7 percent from the second quarter of 1994 and 15.8 percent when compared to the third quarter of 1993. The increase is due to the timing of charitable contributions, litigation expenses (primarily a settlement), and increased state sales and use taxes.

For the nine months ended September 30, 1994...



     Non-interest expense was down 3.5 percent compared to the same period last year. Year-to-date 1993 results included non-recurring charges of $5.0 million relating to the acquisition of New First City. In addition, restructuring charges in 1993 included $1.9 million in costs for a retirement incentive program and severance costs of $591,000 related to the branching conversion of the Corporation's Houston offices.
     Net occupancy of banking premises decreased 20.8 percent from the same period in 1993 primarily due to the restructuring actions taken in the fourth quarter of 1993. The increase in furniture and equipment expense is primarily due to increased depreciation expense. Other non-interest expense was $49,188,000 compared to $46,443,000 for the same period in 1993. Excluding the non-recurring expenses associated with the acquisition of New First City in 1993, other non-interest expenses would have increased 15.0 percent for the nine months ended September 30, 1994 as compared to the same period in 1993. The increase is due to amortization of goodwill and other intangibles associated with the acquisition of New First City during February 1993, timing of charitable contributions, litigation expenses (primarily a settlement) and state sales and use taxes.



Income Taxes
     Income tax expense for the third quarter of 1994 was $5,278,000. This compares to income tax expense of $160,000 for the third quarter of 1993.
The third quarter 1993 tax expense was affected by a reduction of $5.2 million in the valuation allowance for deferred tax assets. A valuation allowance of $13.6 million was established January 1, 1993 with the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The valuation allowance was reduced to zero by the end of 1993. The one-time cumulative effect of adopting FAS 109 was $8.4 million which favorably impacted the Corporation's results of operations for the first nine months of 1993. The Corporation has an effective tax rate for 1994 which approximates the statutory rate.

Balance Sheet

      Average assets of $3,640,583,000 for the third quarter of 1994 reflected an increase of 2.6 percent from the third quarter of 1993 and were flat as compared with the previous quarter. Total deposits averaged $3,112,724,000 for the current quarter and were flat when compared to the third quarter of 1993 and the previous quarter.


Loans


                                        1994                    1993
                               ---------------------   -------------------------
Loan Portfolio                            Percentage
Period-End Balances         September 30   of Total    December 31  September 30
- - --------------------------------------------------------------------------------
Commercial & Industrial     $  327,985       24.0%     $  310,830   $  290,033
Consumer                       312,422       22.9         268,331      261,998
Real estate                    676,462       49.6         626,056      588,990
Other                           52,510        3.8          51,048       42,136
Unearned discount               (4,338)       (.3)         (8,456)      (9,280)
                            ----------     ------      ----------   ----------
Total Loans                 $1,365,041     100.0%      $1,247,809   $1,173,877
                            ==========     ======      ==========   ==========


     Average loans for the third quarter of 1994 were $1,343,800,000. This represents a 14.5 percent increase from the comparable quarter of last year and is up 2.9 percent from the second quarter of 1994. This loan growth reflects improved economic conditions in the Texas markets where the Corporation's presence is concentrated.

Real Estate Loans

   Of the total real estate loans outstanding at September 30, 1994, 74 percent were located in San Antonio, 13 percent in Houston/Galveston, 7 percent in Austin, and 6 percent in Corpus Christi. Residential permanent mortgage loans at September 30, 1994 were $278,711,000 compared to $285,024,000 at September 30, 1993 and $271,656,000 at June 30, 1994. Real
estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years. Most are collateralized by completed and occupied commercial real estate properties.


                                                      1994               1993
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                           Sept 30      of Total     Sept 30
- - -------------------------------------------------------------------------------
Construction                                $ 37,827        5.6%       $ 32,776
Land                                          31,417        4.6          20,355
Permanent mortgages:
  Commercial                                 163,823       24.2         119,157
  Residential                                278,711       41.2         285,024
Other                                        164,684       24.4         131,678
                                            --------      ------       --------
                                            $676,462      100.0%       $588,990
                                            ========      ======       ========
Non-accrual and restructured                $  9,224        1.4%       $ 17,706


     As part of the acquisition of New First City-Austin, certain commercial and industrial and commercial real estate loans of that bank are protected by a loss-sharing arrangement with the Federal Deposit Insurance Corporation
(the "FDIC") whereby losses are shared 80 percent to the FDIC and 20 percent to the Corporation. At September 30, 1994, these loans approximated $28 million.
     At September 30, 1994, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $3,685,000, compared with $3,610,000 at September 30, 1993, and $2,729,000 at June 30, 1994.



Mexico
     The Corporation's cross border outstandings, excluding $22,499,000 in loans secured by assets held in the United States, totaled $7,950,000 at September 30, 1994 or .6 percent of total loans.


                                                        MEXICAN LOANS
                                                ----------------------------------------
September 30, 1994                             Amount       Percentage of Total Loans
- - ----------------------------------------------------------------------------------------
Loans to financial institutions                $ 7,923               .6%
Loans to private firms or individuals               27
                                               -------              ----
                                               $ 7,950               .6%
                                               =======              ====

Non-Performing Assets

   Non-performing assets totaled $20,509,000 at September 30, 1994 down from $39,791,000 at September 30, 1993 and $25,254,000 at June 30, 1994. Non-
performing assets as a percentage of total loans and foreclosed assets decreased to 1.5 percent at September 30, 1994 down from 3.3 percent one year ago. As a part of the acquisition of New First City, certain commercial and commercial real estate loans are protected by a loss-sharing arrangement with the FDIC. (See "Loans") At September 30, 1994, non-performing assets covered by the loss-sharing arrangement totaled $2,077,000. These assets are included in total non-performing assets at $310,000 which represents the carrying value net of loss-sharing coverage and associated discounts.



                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                    Real
September 30, 1994                                Estate   Other    Total
- - ---------------------------------------------------------------------------
Non-accrual                                      $ 9,224   $1,360   $10,584
Foreclosed assets*                                 9,896       29     9,925
                                                 -------   ------   -------
                                                 $19,120   $1,389   $20,509
                                                 ========  ======   =======
As a percentage of total
  non-performing assets                            93.2%     6.8%   100.0%


*Foreclosed assets include $5.4 million of in-substance foreclosures.

     Foreclosed assets consist of both property which has been formally repossessed and that which is considered in-substance foreclosed even though formal repossession has not occurred. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $374,000 or $.03 per common share for the third quarter of 1994, compared to approximately $529,000 or $.05 per common share for the third quarter of 1993 and $396,000 or $.04 per common share for the second quarter of 1994. For the nine months ended September 30, 1994, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $1,152,000 or $.10 per common share, compared with approximately $1,766,000 or $.16 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $5,423,000 at September 30, 1994, compared to $4,839,000 at September 30, 1993, and $4,310,000 at June 30, 1994.


Allowance for Possible Loan Losses



     The allowance for possible loan losses was $25,467,000 or 1.87 percent of period-end loans at September 30, 1994, compared to $28,559,000 or 2.43 percent at September 30, 1993 and $25,647,000 or 1.94 percent at the end of the second quarter of 1994. The change in the allowance for loan losses from last year includes a reduction of $2,684,000 related to the exchange of Cullen/Frost Bank in Dallas for Texas Commerce Bank-Corpus Christi. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 240.6 percent at September 30, 1994, compared to 140.8 percent at September 30, 1993 and 199.3 percent at the end of the second quarter of 1994.
     No provision for possible loan losses has been made during 1994. Net charge-offs in the third quarter totaled $180,000, compared to net charge-offs of $240,000 for the third quarter of 1993 and net recoveries of $779,000 for the second quarter of 1994.


                                                  NET CHARGE-OFFS (RECOVERIES)
                                            -----------------------------------------
                                                        1994                     1993
                                            -------------------------------   -------
                                               Third    Percentage  Second     Third
                                              Quarter   of Total    Quarter   Quarter
- - -------------------------------------------------------------------------------------
Real Estate                                 $    805     447.2%   $  (335)  $   307
Commercial and industrial                       (810)   (450.0)      (528)     (329)
Energy                                           ---       ---        ---        (2)
Consumer                                         221     122.8         89       285
Other, including foreign                         (36)    (20.0)        (5)      (21)
                                            ----------   ------    -------    ------
   Net charge-offs (recoveries)             $    180     100.0%  $   (779)  $   240
                                            ==========   =======   =======   =======

Provision (credit) for possible loan losses $    ---              $   ---   $(2,251)
Allowance for possible loan losses            25,467               25,647    28,559



Capital and Liquidity

     At September 30, 1994, shareholders' equity was $288,793,000 compared to $257,016,000 at September 30, 1993 and $281,366,000 at June 30, 1994. The
Corporation paid a cash dividend of $.15 per common share in each of the first three quarters of 1994.
     At December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard addresses the accounting for and reporting of investments in debt securities and requires classification and accounting treatment for securities as held to maturity, trading securities and securities available for sale. At December 31, 1993, the unrealized gain on securities available for sale, net of deferred taxes, was $9.1 million compared to an unrealized loss of $1.2 million at September 30, 1994. This decrease is primarily due to an increase in market rates. Currently under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based and leverage capital ratios.
     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.
     The following summarizes Tier 1 and Total Capital information for the Corporation at September 30, 1994 and September 30, 1993.


                                         September 30, 1994        September 30, 1993
                                        -------------------       -------------------
Risk-Based Capital                        Amount      Ratio        Amount      Ratio
- - ------------------------------------------------------------------------------------
Tier 1 Capital                          $  248,947    14.88%    $  211,926    15.08%
Tier 1 Capital Minimum requirement          66,917     4.00         56,200     4.00

Total Capital                           $  269,914    16.13%    $  231,144    16.45%
Total Capital Minimum requirement          133,834     8.00        112,400     8.00
Risk-adjusted assets, net of goodwill   $1,672,931              $1,404,996

Leverage ratio                                         6.92%                   6.05%


     The Board guidelines also require a leverage capital ratio which measures Tier 1 Capital against quarterly average total assets, net of goodwill. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations. The leverage ratio for the Corporation was 6.92 percent and 6.05 percent at September 30, 1994 and September 30, 1993, respectively.
     At September 30, 1994 the Corporation and all of its subsidiary banks were "well capitalized" as defined by the FDIC Improvement Act of 1991 ("FDICIA"), the highest regulatory category. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at September 30, 1994.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flows from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally deposits and Federal funds purchased. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.





Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         September 30, 1994          September 30, 1993
                                      --------------------------  ------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/   Average   Income/  Yield/
                                       Balance   Expense  Cost     Balance   Expense  Cost
                                      --------   -------  -----  ----------  -------  ----
ASSETS
Time deposits                       $       75  $      2  3.41%  $      148  $     3  2.75%
Securities:
 U.S. Treasury                         277,015     8,971  4.33      538,265   18,564  4.61
 U.S. Government agencies
  and corporations                   1,362,043    60,058  5.88      970,887   47,774  6.56
 States and political subdivisions       6,013       428  9.49       12,780      931  9.71
 Other                                  31,141     1,264  5.43       58,118    2,235  5.14
                                    ----------   -------         ----------  -------
Total securities                     1,676,212    70,721  5.63    1,580,050   69,504  5.87
Federal funds sold and securities
  purchased under resale agreements    119,533     3,045  3.36      244,829    5,536  2.98
Loans, net of unearned discount      1,305,775    77,134  7.90    1,148,174   67,885  7.90
                                    ----------   -------         ----------   -------
Total Earning Assets and
    Average Rate Earned              3,101,595   150,902  6.50    2,973,201  142,928  6.42
Cash and due from banks                337,551                      314,144
Allowance for possible loan losses     (26,270)                     (31,654)
Banking premises and equipment          89,320                       86,211
Accrued interest and other assets      139,224                      140,385
                                    ----------                   ----------
  Total Assets                      $3,641,420                   $3,482,287
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  669,699                   $  622,116
  Correspondent banks                  126,787                      147,333
  Public funds                          38,752                       42,995
                                    ----------                   ----------
     Total demand deposits             835,238                      812,444
Time deposits:
 Savings and Interest-on-Checking      809,189    10,869  1.80      738,819   10,991  1.99
 Money market deposit accounts         540,509    11,007  2.72      532,248   10,067  2.53
 Time accounts                         857,476    20,932  3.26      919,089   21,247  3.09
 Public funds                           81,253     1,659  2.73       66,178    1,534  3.10
                                    ----------   -------          ----------  ------
    Total Time deposits              2,288,427    44,467  2.60    2,256,334   43,839  2.60
                                    ----------                   ----------
  Total Deposits                     3,123,665                    3,068,778
Federal funds purchased and securities
  sold under resale agreements         177,098     4,372  3.26      123,892    2,358  2.51
Long-term notes payable                   ---       ---   ---         4,501      304  9.04
Other borrowings                          ---       ---   ---           685       30  5.86
                                    ----------   -------          ----------  ------
Total Interest-Bearing Funds
  and Average Rate Paid              2,465,525    48,839  2.65    2,385,412   46,531  2.61
                                                 -------  ----                ------ -----
Accrued interest and other liabilities  55,945                       41,416
                                    ----------                   ----------
Total Liabilities                    3,356,708                    3,239,272
SHAREHOLDERS' EQUITY                   284,712                      243,015
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $3,641,420                   $3,482,287
                                    ==========                   ==========
Net interest income                             $102,063                     $96,397
                                                ========                     =======
Net interest spread                                       3.85%                       3.81%
                                                          =====                       =====
Net interest income to total average earning assets       4.39%                       4.33%
Net interest income to total average earning
  assets - with federal funds net                         4.57%                       4.51%
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                        September 30, 1994            June 30, 1994
                                   -----------------------------------------------------
                                               Interest                    Interest
                                     Average   Income/  Yield/   Average   Income/  Yield/
                                     Balance   Expense  Cost     Balance   Expense  Cost
                                    --------   -------  -----  ----------  -------  -----
ASSETS
Time deposits                     $       15  $   ---   3.56%  $       51  $     1  3.48%
Securities:
 U.S. Treasury                       284,653    3,047   4.25      282,892    3,112  4.41
 U.S. Government agencies
  and corporations                 1,392,808   20,800   5.97    1,374,981   20,126  5.86
 States and political subdivisions     5,689      135   9.48        5,738      135  9.43
 Other                                26,621      407   5.69       30,973      400  5.18
                                   ----------  -------         ----------  -------
Total securities                   1,709,771   24,389   5.70    1,694,584   23,773  5.61
Federal funds sold and securities
  purchased under resale agreements   51,091      506   3.87      102,345      937  3.62
Loans, net of unearned discount    1,343,800   27,932   8.25    1,305,305   25,467  7.83
                                   ---------- -------          ----------  -------
Total Earning Assets and
    Average Rate Earned            3,104,677   52,827   6.77    3,102,285   50,178  6.48
Cash and due from banks              333,469                      341,648
Allowance for possible loan losses   (25,763)                     (26,005)
Banking premises and equipment        90,840                       89,859
Accrued interest and other assets    137,360                      153,585
                                  ----------                   ----------
  Total Assets                    $3,640,583                   $3,661,372
                                  ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual       $  682,961                   $  663,025
  Correspondent banks                113,604                      128,499
  Public funds                        39,251                       38,588
                                  ----------                   ----------
     Total demand deposits           835,816                      830,112
Time deposits:
 Savings and Interest-on-Checking    790,578    3,595   1.80      825,322    3,608  1.75
 Money market deposit accounts       557,601    4,257   3.03      526,783    3,500  2.67
 Time accounts                       851,708    7,668   3.57      864,218    6,956  3.23
 Public funds                         77,021      608   3.13       79,273      555  2.81
                                  ----------  -------          ----------  -------
    Total Time deposits            2,276,908   16,128   2.81    2,295,596   14,619  2.55
                                  ----------                   ----------
  Total Deposits                   3,112,724                    3,125,708
Federal funds purchased
  and other borrowings               182,217    1,739   3.73      184,348    1,560  3.35
                                  ----------  -------          ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid            2,459,125   17,867   2.88    2,479,944   16,179  2.61
                                              -------  -----               ------- -----
Accrued interest and other
  liabilities                         53,807                       69,220
                                  ----------                   ----------
Total Liabilities                  3,348,748                    3,379,276
SHAREHOLDERS' EQUITY                 291,835                      282,096
                                   ----------                   ----------
Total Liabilities and
  Shareholders' Equity            $3,640,583                   $3,661,372
                                  ==========                   ==========
Net interest income                           $34,960                      $33,999
                                              =======                      =======
Net interest spread                                     3.89%                       3.87%
                                                        =====                       =====
Net interest income to total average earning assets     4.49%                       4.39%
Net interest income to total average earning
   assets - with federal funds net                      4.57%                       4.54%
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                           March 31, 1994            December 31, 1993
                                   --------------------------    -------------------------
                                              Interest                     Interest
                                    Average   Income/   Yield/   Average   Income/   Yield/
                                    Balance   Expense   Cost     Balance   Expense   Cost
                                   ---------  --------  -----   --------   -------  -----
ASSETS
Time deposits                     $      161   $     1  3.37%  $      143  $     1  2.47%
Securities:
 U.S. Treasury                       263,263     2,812  4.33      369,630    3,822  4.10
 U.S. Government agencies
  and corporations                 1,317,513    19,132  5.81    1,170,032   17,381  5.94
 States and political subdivisions     6,624       158  9.54       10,584      257  9.68
 Other                                35,932       457  5.16       43,089      557  5.12
                                   ---------    -------         ----------  -------
Total securities                   1,623,332    22,559  5.57    1,593,335   22,017  5.52
Federal funds sold and securities
  purchased under resale agreements  206,873     1,602  3.10      287,613    2,178  2.96
Loans, net of unearned discount    1,267,379    23,735  7.60    1,187,385   23,378  7.81
                                   ---------    ------          ---------   ------
Total Earning Assets and
    Average Rate Earned            3,097,745    47,897  6.23    3,068,476   47,574  6.16
Cash and due from banks              337,582                      318,947
Allowance for possible loan losses   (27,056)                     (29,566)
Banking premises and equipment        87,222                       89,677
Accrued interest and other assets    132,601                      153,285
                                  ----------                    ----------
  Total Assets                    $3,628,094                   $3,600,819
                                  ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual       $  662,888                   $  658,800
  Correspondent banks                138,533                      130,175
  Public funds                        38,408                       39,344
                                   ---------                    ---------
Total demand deposits                839,829                      828,319
Time deposits:
 Savings and Interest-on-Checking    811,902     3,666  1.83      784,712    3,849  1.95
 Money market deposit accounts       536,914     3,250  2.45      542,428    3,359  2.46
 Time accounts                       856,556     6,308  2.99      871,620    6,446  2.93
 Public funds                         87,582       496  2.30      101,099      586  2.30
                                   ---------   -------          ---------   -------
    Total Time Deposits            2,292,954    13,720  2.43    2,299,859   14,240  2.46
                                   ---------                    ---------
  Total Deposits                   3,132,783                    3,128,178
Federal funds purchased
  and other borrowings               164,534     1,073  2.61      155,266    1,022  2.58
                                   ---------   -------          ---------   ------
Total Interest-Bearing Funds
  and Average Rate Paid            2,457,488    14,793  2.44    2,455,125   15,262  2.46
                                               -------  ----                ------  ----
Accrued interest and other
  liabilities                         50,701                       52,399
                                   ---------                    ---------
Total Liabilities                  3,348,018                    3,335,843
SHAREHOLDERS' EQUITY                 280,076                      264,976
                                   ---------                    ---------
Total Liabilities and
  Shareholders' Equity            $3,628,094                   $3,600,819
                                  ==========                   ==========
Net interest income                            $33,104                     $32,312
                                               =======                     =======
Net interest spread                                     3.79%                       3.70%
                                                        =====                       =====
Net interest income to total average earning assets     4.30%                       4.19%
Net interest income to total average earning
  assets - with federal funds net                       4.54%                       4.41%
* Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                            September 30, 1993
                                        ---------------------------
                                                    Interest
                                          Average   Income/   Yield/
                                          Balance   Expense   Cost
ASSETS                                   --------   -------   ------
Time deposits                          $      138   $     1    2.64%
Securities:
 U.S. Treasury                            507,303     5,520    4.32
 U.S. Government agencies
  and corporations                      1,065,008    16,488    6.19
 States and political subdivisions         12,220       299    9.78
 Other                                     51,295       648    5.02
                                        ---------    ------
Total securities                        1,635,826    22,955    5.60
Federal funds sold and securities
  purchased under resale agreements       209,233     1,605    3.00
Loans, net of unearned discount         1,173,445    22,751    7.69
                                        ---------    ------
Total Earning Assets and
    Average Rate Earned                 3,018,642    47,312    6.23
Cash and due from banks                   329,597
Allowance for possible loan losses        (31,212)
Banking premises and equipment             89,396
Accrued interest and other assets         142,326
                                        ---------
  Total Assets                         $3,548,749
                                       ==========
LIABILITIES
Demand deposits:
  Commercial and individual            $  660,265
  Correspondent banks                     142,672
  Public funds                             43,790
                                        ---------
     Total demand deposits                846,727
Time deposits:
  Savings and Interest-on-Checking        773,906     3,859    1.98
  Money market deposit accounts           538,869     3,392    2.50
  Time accounts                           901,681     6,644    2.92
  Public funds                             80,223       550    2.72
                                        ---------    ------
    Total Time Deposits                 2,294,679    14,445    2.50
                                        ---------
  Total Deposits                        3,141,406
Federal funds purchased
  and other borrowings                    111,411       760    2.67
                                        ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid                 2,406,090    15,205    2.51
                                                     ------    ----
Accrued interest and other
  Liabilities                              44,078
                                        ---------
Total Liabilities                       3,296,895
SHAREHOLDERS' EQUITY                      251,854
                                        ---------
Total Liabilities and
  Shareholders' Equity                 $3,548,749
                                       ==========
Net interest income                                 $32,107
                                                    =======
Net interest spread                                            3.72%
                                                              ======
Net interest income to total average earning assets            4.24%
Net interest income to total average earning
   assets - with federal funds net                             4.39%
*Taxable-equivalent basis assuming a 35% tax rate.


                                   Part II: Other Information



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11   Statement regarding Computation of Earnings per Share

         27   Statement regarding Financial Data Schedules

    (b)  Reports on Form 8-K

         None





                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:  October 31, 1994                         By:/s/ Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)






                                   Cullen/Frost Bankers, Inc.
                                        Form 10-Q
                                      Exhibit Index


Exhibit                         Description
- - -------                         -----------
11                              Statement re: Computation of Earnings per Share

27                              Statement re: Financial Data Schedule