Form 10-K405/A
period 1994-12-31
CULLEN FROST BANKERS INC
filed 1995-04-28
CIK 39263

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

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549




                                  FORM 10-K/A



                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12,13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                           CULLEN/FROST BANKERS, INC.
              (Exact name of registrant as specified in its charter)



                             AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto:


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


1. Financial Statements--Reference is made to Part II, Item 8 of this Annual Report on Form 10-K. In addition, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the financial statements and supplemental schedules required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. are filed herewith as Exhibit 19.1 to this Annual Report on Form 10-K.

2. Exhibits--The following additional exhibits are filed herewith as a part of this Amendment No. 1 to the registrant's Annual Report on Form 10-K.


    19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 1994 and 1993.

    23.2 Consent of Independent Auditors with respect to Form 11-K for the 1991 Thrift Incentive Stock Purchase Plan.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)




Date:   April 28, 1995                         By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

    19.1    The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for
            Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
            December 31, 1994 and 1993 (filed pursuant to Rule 15d-21 of the
            Securities and Exchange Act of 1934)
    19.2    Annual Report on Form 11-K for the Year Ended December 31, 1994,
            for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(15)
    21      Subsidiaries of Cullen/Frost
    23.1    Consent of Independent Auditors
    23.2    Consent of Independent Auditors with respect to Form 11-K for the 1991 Thrift
            Incentive Stock Purchase Plan.
    24      Power of Attorney




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

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
- ------------------------------------------
 19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1994 and 1993 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.2 Consent of Independent Auditors with respect to Form 11-K for the 1991 Thrift Incentive Stock Purchase Plan.