Form 10-Q
period 1995-03-31
CULLEN FROST BANKERS INC
filed 1995-04-28
CIK 39263

Securities and Exchange Commission
                              Washington, D.C. 20549




                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended March 31, 1995          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 28, 1995 there were 11,137,782 shares of Common Stock, $5 par value, outstanding.


                           Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)                               Three Months Ended
                                                                            March 31
                                                                      ---------------------
                                                                        1995          1994
                                                                      -------       -------
INTEREST INCOME
 Loans, including fees                                               $33,075        $23,631
 Securities:
    Taxable                                                           24,336         22,411
    Tax-exempt                                                            84             96
                                                                      -------       -------
      Total Securities                                                24,420         22,507
 Time Deposits                                                          ---               1
 Federal funds sold and securities purchased under resale agreements   1,493          1,602
                                                                      -------       -------
      Total Interest Income                                           58,988         47,741
INTEREST EXPENSE
 Deposits                                                             18,385         13,720
 Federal funds purchased and securities sold under repurchase
  agreements                                                           4,391          1,073
                                                                      -------       -------
      Total Interest Expense                                          22,776         14,793
                                                                      -------       -------
      Net Interest Income                                             36,212         32,948
Provision for possible loan losses                                       500           ---
                                                                      -------       -------
      Net Interest Income After Provision
      For Possible Loan Losses                                        35,712         32,948
NON-INTEREST INCOME
 Trust department                                                      8,051          7,282
 Service charges on deposit accounts                                   7,054          6,808
 Other service charges, collection and exchange charges,
  commissions and fees                                                 2,356          2,165
 Net gain on securities transactions                                      93              6
 Other                                                                 2,863          3,075
                                                                      -------       -------
      Total Non-Interest Income                                       20,417         19,336
NON-INTEREST EXPENSE
 Salaries and wages                                                   13,537         13,015
 Pension and other employee benefits                                   2,806          3,069
 Net occupancy of banking premises                                     4,583          4,030
 Furniture and equipment                                               2,560          2,572
 Provision for real estate losses                                        500           ---
 Restructuring costs                                                     400           ---
 Other                                                                15,384         15,734
                                                                      -------       -------
     Total Non-Interest Expense                                       39,770         38,420
                                                                      -------       -------

   Income Before Income Taxes                                         16,359         13,864
Income Taxes                                                           5,720          4,766
                                                                      -------       -------
     Net Income                                                      $10,639        $ 9,098
                                                                      =======       =======

Net Income per common share                                          $   .94        $   .81

Dividends per share                                                      .22            .15

See notes to consolidated financial statements.




Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                    March 31   December 31     March 31
                                                      1995         1994          1994
                                                  ----------    ----------    ----------
Assets
Cash and due from banks                           $  325,334    $  365,792    $  308,923
Time deposits                                             21            12           254
Securities held to maturity                        1,030,071     1,051,245     1,086,934
Securities available for sale                        529,366       542,797       559,504
Federal funds sold and securities
  purchased under resale agreements                   98,300       167,550       182,273
Loans, net of unearned discount of $2,780 at
  March 31, 1995 $3,487 at December 31, 1994
  and $ 6,768 at March 31, 1994                    1,547,898     1,483,293     1,292,011
    Less: Allowance for possible loan losses         (26,885)      (25,741)      (27,552)
                                                  ----------    ----------    ----------
      Net Loans                                    1,521,013     1,457,552     1,264,459
Banking premises and equipment                        86,844        88,667        87,282
Accrued interest and other assets                    133,480       120,105       126,143
                                                  ----------    ----------    ----------
      Total Assets                                $3,724,429    $3,793,720    $3,615,772
                                                  ==========    ==========    ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  665,901     $ 710,138    $  689,790
  Correspondent banks                                 70,468        77,425       116,782
  Public funds                                        32,504        44,740        34,494
                                                  ----------    ----------    ----------
    Total demand deposits                            768,873       832,303       841,066
Time Deposits:
  Savings and Interest-on-Checking                   722,352       763,300       814,452
  Money market deposit accounts                      549,418       559,153       522,978
  Time accounts                                      886,239       842,520       855,553
  Public funds                                        76,261        90,686        86,595
                                                  ----------    ----------    ----------
     Total time deposits                           2,234,270     2,255,659     2,279,578
                                                  ----------    ----------    ----------
     Total deposits                                3,003,143     3,087,962     3,120,644
Federal funds purchased and securities
  sold under repurchase agreements                   344,743       370,235       167,969
Accrued interest and other liabilities                66,604        40,086        50,125
                                                  ----------    ----------    ----------
     Total Liabilities                             3,414,490     3,498,283     3,338,738
Shareholders' Equity
Common stock, par value $5 per share                  55,685        55,615        55,162
  Shares authorized: 30,000,000
  Shares outstanding: 11,136,987;
    11,123,062; and 11,032,317
Surplus                                              116,518       116,362       113,844
Retained earnings                                    134,258       126,038       103,500
Unrealized gain (loss) on securities available
  for sale                                             3,478        (2,578)        4,528
                                                  ----------    ----------    ----------
     Total Shareholders' Equity                      309,939       295,437       277,034
                                                  ----------    ----------    ----------
     Total Liabilities and
       Shareholders' Equity                       $3,724,429    $3,793,720    $3,615,772
                                                  ==========    ==========    ==========


See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                       Unrealized
                                                                       Gain (Loss)
                                                                       on Securities
                                         Common            Retained    Available
                                         Stock   Surplus   Earnings    for Sale     Total
                                        -------  --------  --------    ---------  --------
Balance at January 1, 1994              $55,046  $113,385   $95,978     $  9,124  $273,533
Net income for the year ended
    December 31, 1994                                        37,423                 37,423
  Proceeds from employee stock
    purchase plan and options               537     2,553       (29)                 3,061
  Tax benefit related to exercise
    of stock options                                  256                              256
  Loan payments from employee stock
    ownership plan                                              170                    170
  Issuance of restricted stock               32       168                              200
  Restricted stock plan deferred
    compensation expense, net                                   (89)                   (89)
  Unrealized gain on securities
    available for sale, net of tax                                       (11,702)  (11,702)
  Cash dividend                                              (7,415)                (7,415)
                                        -------  --------   -------    ---------  --------
Balance at December 31, 1994             55,615   116,362   126,038       (2,578)  295,437
  Net income for the three months ended
    March 31, 1995                                           10,639                 10,639
  Proceeds from employee stock purchase
    plan and options                         70        70                              140
  Tax benefit related to exercise
    of stock options                                   86                               86
  Restricted stock plan deferred
    compensation expense                                         30                     30
  Adjustment to unrealized gain (loss)
    on securities available for
    sale, net of tax                                                       6,056     6,056
  Cash dividend                                              (2,449)                (2,449)
                                        -------  --------  --------     --------  --------
Balance at March 31, 1995               $55,685  $116,518  $134,258    $   3,478  $309,939
                                        =======  ========  ========     ========  ========




See notes to consolidated financial statements.






Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                         Three Months Ended
                                                               March 31
                                                        ---------------------
                                                          1995         1994
                                                        ---------    --------
Operating Activities
Net income                                                $10,639      $ 9,098
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                        500         ---
    Provision for real estate losses                          500         ---
    (Provision) credit for deferred taxes                     227         (550)
    Accretion of discounts on loans                          (571)      (1,445)
    Accretion of securities' discounts                     (4,004)      (2,043)
    Amortization of securities' premiums                      516        1,098
    Net gain on securities transactions                       (93)          (6)
    Net gain on sale of assets                               (250)        (957)
    Depreciation and amortization                           4,513        4,469
    Increase in interest receivable                          (997)      (1,155)
    Increase in interest payable                              268           60
    Restructuring accrual                                     202         (123)
    Net change in other assets and liabilities              8,056        1,209
                                                          ---------  ---------
      Net cash provided by operating activities            19,506        9,655

Investing Activities
Proceeds from sales of securities held to maturity           ---          ---
Proceeds from maturities of securities held to maturity    21,608       46,702
Purchases of securities held to maturity                     (833)    (139,041)
Proceeds from sales of securities available for sale       10,610         ---
Proceeds from maturities of securities available for sale 129,513       95,072
Purchases of securities available for sale               (113,390)     (43,421)
Net increase in loans                                     (63,039)     (32,029)
Net increase in bank premises and equipment                (1,215)      (3,106)
Proceeds from sales of repossessed properties                 161        1,069
                                                         ---------    ---------
  Net cash used by investing activities                   (16,585)     (74,754)

Financing Activities
Net decrease in demand deposits,
 IOC accounts, and savings accounts                      (128,538)     (23,695)
Net increase (decrease) in certificates of deposits        43,719       (5,089)
Net increase (decrease) in short-term borrowings          (25,492)       1,450
Proceeds from employee stock purchase
  plan and options                                            140          575
Dividends paid                                             (2,449)      (1,653)
                                                         ---------    ---------
     Net cash used by financing activities               (112,620)     (28,412)
                                                         ---------    ---------
     Decrease in cash and cash equvalents                (109,699)     (93,511)
Cash and cash equivalents at beginning of year            533,354      584,961
                                                         ---------    ---------
     Cash and cash equivalents at the end
       of the period                                     $423,655     $491,450
                                                         =========    =========
Supplemental information:
  Interest paid                                          $ 22,508     $ 14,733
  Loans originated to facilitate the sale
    of repossessed properties                                 351          328



See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been examined by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994. The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is a reflection of management's assessment of the adequacy of the allowance.




                                                   Three Months Ended
                                                        March 31
                                                   --------------------
(in thousands)                                      1995         1994
- -----------------------------------------------------------------------
Balance at beginning of the period                $25,741      $26,298
Provision for possible loan losses                    500          ---
Net charge-offs:
  Losses charged to the allowance                    (813)        (881)
  Recoveries                                        1,457        2,135
                                                  -------      -------
    Net recoveries                                    644        1,254
                                                  -------      -------
Balance at the end of period                      $26,885      $27,552
                                                  =======      =======

Foreclosed Assets

     The Corporation adopted Statement of Financial Accounting Standards No. 114("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure" ("SFAS 118"), effective January 1, 1995. In accordance with SFAS 114 and 118, a loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. In accordance with SFAS 114 and 118, loans previously classified as in-substance foreclosure but for which the Corporation had not taken possession of the collateral were reclassified to loans. This reclassification will not materially impact the Company's financial condition or results of operations.

Earnings Per Common Share

     Earnings per common share calculations for the three months ended March 31, 1995 and March 31, 1994 include the effect of common stock equivalents applicable to the stock option contracts.
    The weighted average numbers of shares used to compute primary per common share earnings, including the common stock equivalents where applicable, were 11,275,918, and 11,187,748 for the three months ended March 31, 1995, and 1994, respectively.


Income Taxes

     The tax expense for the first quarter of 1995 was $5,720,000. This amount consisted of current tax expense of $5,493,000 and deferred tax expense of $227,000. Net deferred tax assets were $15,732,000 with no valuation allowance. The tax expense for the first quarter of 1994 was $4,766,000. This amount consisted of current tax expense of $4,216,000 and deferred tax expense of $550,000. Net deferred tax assets were $16,951,000 with no valuation allowance. The net deferred tax assets for each first quarter were supported by taxes paid in prior years and the future reversal of existing taxable temporary differences. No income tax payments were made during the first three months of 1995 or 1994.

Acquisitions

     On April 4, 1995, the Corporation acquired Valley Bancshares, Inc., which owns the $50 million-deposit Valley National Bank in McAllen, Texas. In addition, the Corporation is awaiting final approval to acquire the $115 million-deposit National Commerce Bank in Houston, Texas and the two San Antonio branches of Comerica Bank Texas, which is expected to add approximately $37 million in deposits.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations



Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)


Results of Operations
     Cullen/Frost Bankers, Inc. reported net income of $10,639,000 or $.94 per common share for the quarter ended March 31, 1995. This compares with $9,589,000 or $.85 per common share and $9,098,000 or $.81 per common share for the fourth and first quarters of 1994, respectively.
     On April 4, 1995, the Corporation completed the acquisition of Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas. The acquisition was accounted for as a purchase, and as such, the results of operations are not included in the financial information that follows. In addition, the Corporation has received final regulatory approval to acquire the $115 million-deposit National Commerce Bank in Houston, Texas and the two San Antonio branches of Comerica Bank Texas, which are expected to add approximately $37 million in deposits. They are expected to be completed in mid-1995 and are not expected to have a material impact on the Corporation's 1995 operating results.
     The results of operations are included in the material that follows. Certain balances have been reclassified as a result of the adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure" ("SFAS 118"), effective January 1, 1995. The adoption of the standard did not have a material impact on the Corporation's financial position or results of operations. Other reclassifications have been made to make prior quarters comparable. All balance sheet figures are presented in averages unless otherwise noted.


                                                Summary of Operations
                                         --------------------------------------
                                                    Three Months Ended
                                         --------------------------------------
                                             1995                1994
                                         -----------   ------------------------
                                          March 31     December 31    March 31
- -------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                         $36,390       $34,926       $33,104
Taxable-equivalent adjustment                 178           188           156
                                          -------       -------       -------
Net interest income                        36,212        34,738        32,948
Provision for possible
  loan losses                                 500          ---           ---
Non-Interest income:
  Net gain  (loss) on securities
     transactions                              93        (3,547)            6
  Other                                    20,324        20,622        19,330
                                          -------       -------       -------
    Total non-interest income              20,417        17,075        19,336
Non-Interest expense:
  Restructuring costs                         400          ---           ---
  Provision for real estate losses            500          ---           ---
  Other                                    38,870        37,052        38,420
                                          -------       -------       -------
    Total non-interest expenses            39,770        37,052        38,420
                                          -------       -------       -------

Income before income taxes                 16,359        14,761        13,864
Income Taxes                                5,720         5,172         4,766
                                          -------       -------       -------
Net Income                                $10,639       $ 9,589       $ 9,098
                                          =======       =======       =======

Net Income per common share               $   .94       $   .85       $   .81

Return on Average Assets                     1.15%         1.03%         1.02%

Return on Average Equity                    14.09         12.95         13.17


Net Interest Income
      The increase in net interest income from the fourth quarter and first quarter of 1994 is reflective of increased loan volumes and improved net interest spread. The net interest margin was 4.58 percent for the first quarter of 1995 compared to 4.43 percent and 4.29 percent for the fourth and first quarters of 1994, respectively. Net interest spread of 3.85 percent increased seven basis points from the fourth and first quarters of 1994. The net interest spread increased primarily because of improved spreads between loan yields and deposit costs.

                                      Change in Net Interest Income
                                  ------------------------------------
                                   First Quarter         First Quarter
                                       1995                  1995
                                        vs.                   vs.
                                   First Quarter         Fourth Quarter
                                       1994                  1994
                                 ------------------------------------
                                         Percentage of         Percentage of
                                 Amount  Total Change   Amount Total Change
- ----------------------------------------------------------------------------
Due to volume                   $ 2,025     61.63%     $   706       48.22%
Due to interest rate spread       1,261     38.37          758       51.78
                                -------    -------     -------     -------
                                $ 3,286    100.00%     $ 1,464      100.00%
                                =======    =======     =======     =======




Non-Interest Income



                                                   Three Months Ended
                                            ---------------------------------
                                              1995               1994
                                            ---------   ---------------------
Non-Interest Income                         March 31    December 31  March 31
- -----------------------------------------------------------------------------
Trust department                           $ 8,051      $ 7,505      $ 7,282
Service charges on deposit accounts          7,054        7,062        6,808
Other service charges, collection
  and exchange charges, commissions
  and fees                                   2,356        2,364        2,165
Net gain (loss) on securities transactions      93       (3,547)           6
Other                                        2,863        3,691        3,075
                                           --------     -------      -------
    Total                                  $20,417      $17,075      $19,336
                                           ========     =======      =======




     Excluding securities transactions, total non-interest income was down slightly compared to the fourth quarter of 1994 and was up 5.1 percent from the first quarter of 1994. The decrease from the fourth quarter is primarily due to lower income from loans previously acquired at a discount, while the increase from the first quarter of 1994 is due to higher trust income.
     Trust income increased 7.3 percent and 10.6 percent from the fourth and first quarters of 1994, respectively. This can be attributed to improved financial market conditions and a higher fee structure that was not in effect for the same quarter last year.
     Service charges on deposit accounts were flat compared to the previous quarter and up 3.6 percent from the same quarter one year ago. Other service charges remained constant compared to the fourth quarter of 1994 and increased 8.8 percent from the first quarter of 1994 primarily due to bankcard discounts.
      Other non-interest income was 22.4 percent lower than the fourth quarter of 1994 primarily due to income received from loans previously acquired at a discount, in the fourth quarter of 1994. As compared to the same quarter a year ago, other non-interest income was down 6.9 percent mainly due to less income from foreclosed assets.

Non-Interest Expense

                                                    Three Months Ended
                                              -------------------------------
                                                1995             1994
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
- -----------------------------------------------------------------------------
Salaries and wages                            $13,537    $13,550     $13,015
Pension and other employee benefits             2,806      1,219       3,069
Net occupancy of banking premises               4,583      3,840       4,030
Furniture and equipment                         2,560      3,067       2,572
Restructuring costs                               400       ---         ---
Other                                          15,384     15,376      15,734
                                              -------    -------     -------
                                               39,270     37,052      38,420
Provision for real estate losses                  500       ---         ---
                                              -------    -------     -------
      Total                                   $39,770    $37,052     $38,420
                                              =======    =======     =======




     Non-interest expense, excluding restructuring costs and the provision for real estate losses, increased 4.9 percent from the fourth quarter and were flat with the same quarter last year. The prior quarter includes a reduction in medical insurance expense, the benefit of a managed health care network and favorable claims experience.
     Salaries and wages were flat from the fourth quarter of 1994 and were up
4.0 percent from the first quarter of 1994. Pension and employee benefits were up significantly from the fourth quarter due to the reduction in medical insurance expense previously mentioned. These expenses were down 8.6 percent from the first quarter of 1994 because of lower medical expense. Net occupancy of banking premises expense increased 19.3 percent and 13.7 percent from the fourth and first quarters of 1994, respectively. Higher lease and property tax expense accounts for 76.7 percent of the increase from last quarter and 45.4 percent of the increase from the same quarter last year. Building maintenance expense also represents 27.8 percent of the increase from the first quarter of 1994.
     Furniture and equipment expense decreased 16.5 percent from the fourth quarter, primarily due to lower service contracts expense, and was flat compared to the same quarter last year.
     Other non-interest expense was flat compared to last quarter and down
2.2 percent from the same quarter last year.
     The first quarter of 1995 included a $500,000 provision for real estate losses and a $400,000 restructuring charge related to a market valuation of bank premises available for sale. Foreclosed assets at March 31, 1995 were $2.4 million, down from $3.3 million in the previous quarter.



Income Taxes
       The Corporation's effective tax rate for the first quarter of 1995 and the fourth and first quarters of 1994 approximated the statutory rate of 35 percent.


Balance Sheet
      Average assets of $3,742,796,000 for the first quarter of 1995 were flat compared with the fourth quarter of 1994 and reflected an increase of
3.2 percent from the first quarter of 1994. Total deposits averaged $3,039,479,000 for the current quarter, down 2.3 percent when compared to the previous quarter and decreased 3.0 percent from the first quarter of 1994.

Loans


                                        1995                    1994
                               ---------------------   -----------------------
Loan Portfolio                            Percentage
Period-End Balances            March 31   of Total     December 31   March 31
- ------------------------------------------------------------------------------
Commercial                  $  433,436     28.0%     $  375,085   $  323,877
Consumer                       346,840     22.4         331,039      275,710
Real estate                    713,759     46.1         714,518      642,031
Other                           56,643      3.7          66,138       57,161
Unearned discount               (2,780)     (.2)         (3,487)      (6,768)
                            ----------   ------      ----------   ----------
Total Loans                 $1,547,898    100.0%     $1,483,293   $1,292,011
                            ==========   ======      ==========   ==========




         Average loans for the first quarter of 1995 were $1,527,663,000. This represents an increase of 8.0 percent and 19.7 percent from the fourth and first quarters of 1994, respectively. The loan growth reflects improved economic conditions in the Texas markets where the Corporation's presence is concentrated. The growth was apparent in the commercial loan area, which was up $58.4 million from the fourth quarter of 1994. On December 2, 1994, the Corporation acquired Creekwood Capital Corporation ("Creekwood") which added approximately $23 million in commercial loans.



Real Estate Loans
   Of the total real estate loans outstanding at March 31, 1995, 72 percent were located in San Antonio, 15 percent in Houston/Galveston, 7 percent in Austin and 6 percent in Corpus Christi. Residential permanent mortgage loans at March 31, 1995 were $281,052,000 compared to $274,662,000 at March 31,
1994 and $277,725,000 at December 31, 1994. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. Most are collateralized by completed and occupied commercial real estate properties.


                                                      1995               1994
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                           March 31     of Total    March 31
- -------------------------------------------------------------------------------
Construction                                $ 39,613        5.5%       $ 30,395
Land                                          34,654        4.9          36,040
Permanent mortgages:
  Commercial                                 194,474       27.2         145,758
  Residential                                281,052       39.4         274,662
Other                                        163,966       23.0         155,176
                                            --------      ------       --------
                                            $713,759      100.0%       $642,031
                                            ========      ======       ========
Non-accrual and restructured                $ 13,107        1.8%       $ 22,996



     As part of the acquisition of New First City-Austin in 1993, certain commercial and commercial real estate loans of that bank are protected by a loss-sharing arrangement with the Federal Deposit Insurance Corporation ("FDIC") whereby losses are shared 80 percent to the FDIC and 20 percent to the Corporation. At March 31, 1995, these loans approximated $20 million.
     At March 31, 1995, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $1,137,000, compared with $2,412,000 at December 31, 1994, and $4,082,000 at March 31, 1994.

Mexico
     The Corporation's cross border outstandings to Mexico, excluding $10,528,000 in loans secured by assets held in the United States, totaled $25,314,000 at March 31, 1995 or 1.6 percent of total loans. The recent devaluation of the peso will likely lower the demand for trade-related cross-border loans, except for those Mexican companies dealing in export trade.
All of the Corporation's Mexican loans are either secured by liquid U.S. assets or are used to finance international trade transactions. Of the trade-related credits, approximately 75 percent are related to companies exporting from Mexico. As of March 31, 1995, none of the Mexican related loans were on non-performing status.

                                                        MEXICAN LOANS
                                                ----------------------------------------
March 31, 1995                                  Amount       Percentage of Total Loans
- ----------------------------------------------------------------------------------------
Loans to financial institutions                $25,287              1.6%
Loans to private firms or individuals               27
                                               -------             ----
                                               $25,314              1.6%
                                               =======             ====



Non-Performing Assets

                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                    Real
March 31, 1995                                     Estate   Other    Total
- ---------------------------------------------------------------------------
Non-accrual and restructured loans               $13,107   $1,377   $14,484
Foreclosed assets                                  2,380       24     2,404
                                                 -------   ------   -------
                                                 $15,487   $1,401   $16,888
                                                 ========  ======   =======
As a percentage of total
  non-performing assets                             91.7%     8.3%    100.0%




     Non-performing assets totaled $16,888,000 at March 31, 1995 down from $19,938,000 at December 31, 1994 and $27,133,000 at March 31, 1994. Non-
performing assets as a percentage of total loans and foreclosed assets decreased to 1.1 percent at March 31, 1995 from 2.1 percent one year ago. As a part of the acquisition of New First City, certain commercial and commercial real estate loans are protected by a loss-sharing arrangement with the FDIC (See "Loans"). At March 31, 1995, non-performing assets covered by the loss-sharing arrangement totaled $1,689,000. These assets are included in total non-performing assets at $261,000 which represents the carrying value net of loss-sharing coverage and associated discounts.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $296,000 or $.03 per common share for the first quarter of 1995, compared to approximately $382,000 or $.03 per common share for the first quarter of 1994 and $318,000 or $.03 per common share for the fourth quarter of 1994. Total loans 90 days past due (excluding non-accrual and restructured loans) were $3,266,000 at March 31, 1995, compared to $4,975,000 at March 31, 1994, and $3,644,000 at December
31, 1994.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $26,885,000 or 1.74 percent of period-end loans at March 31, 1995, compared to $25,741,000 or 1.74 percent for the fourth quarter of 1994 and $27,552,000 or 2.13 percent at March 31, 1994. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 185.6 percent at March 31, 1995, compared to 154.8 percent and 111.0 percent at the end of the fourth and first quarters of 1994, respectively.
     The Corporation recorded a $500,000 provision for possible loan losses during the first quarter of 1995. This compares to no provision for possible loan losses recorded for all of 1994. The provision is reflective of the growth in the loan portfolio. Net recoveries in the first quarter totaled $644,000, compared to $274,000 for the fourth quarter of 1994 and $1,254,000 for the first quarter of 1994.



                                               NET CHARGE-OFFS (RECOVERIES)
                                            --------------------------------
                                                1995            1994
                                            -----------    -----------------
                                              First        Fourth    First
                                              Quarter      Quarter   Quarter
- ----------------------------------------------------------------------------
Real Estate                                 $  (671)      $  (516)  $  (575)
Commercial and industrial                      (347)          (40)     (740)
Consumer                                        412           291        64
Other, including foreign                        (38)           (9)       (3)
                                            ----------     -------   ------
                                            $  (644)      $  (274)  $(1,254)
                                            ==========     =======  =======

Provision for possible loan losses          $   500       $   ---   $   ---
Allowance for possible loan losses           26,885        25,741    27,552


Capital and Liquidity
     At March 31, 1995, shareholders' equity was $309,939,000 compared to $295,437,000 at December 31, 1994 and $277,034,000 at March 31, 1994. The
Corporation paid a cash dividend of $.22 per common share in the first quarter of 1995 and fourth quarter of 1994 compared to $.15 per common share for the same quarter a year ago. This equates to a dividend payout ratio of
23.9 percent, 25.9 percent and 18.5 percent for the first quarter of 1995 and the fourth and first quarters of 1994, respectively.
     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.
     The following summarizes Tier 1 and Total Capital information for the Corporation at March 31, 1995 and March 31, 1994.



                                           March 31, 1995           March 31, 1994
                                        -------------------      -------------------
Risk-Based Capital                        Amount      Ratio        Amount      Ratio
- ------------------------------------------------------------------------------------
Tier 1 Capital                         $  266,687     14.56%    $  231,184     14.45%
Tier 1 Capital Minimum requirement         73,262      4.00         64,014      4.00

Total Capital                          $  289,630     15.81%    $  251,281     15.70%
Total Capital Minimum requirement         148,523      8.00        128,028      8.00
Risk-adjusted assets, net of goodwill  $1,831,542               $1,600,354

Leverage ratio                                         7.20%                    6.46%

Average equity as a percentage
of average assets                                      8.18                     7.72



     The Board guidelines also require a leverage capital ratio which measures Tier 1 Capital against quarterly average total assets, net of certain intangibles. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and most other banking organizations are expected to maintain a leverage ratio of at least 4 to 5 percent. The leverage ratio for the Corporation was 7.20 percent and 6.46 percent at March 31, 1995 and March 31, 1994, respectively.
     In December of 1991, the FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers. Federal banking agencies adopted final rules effective December 16, 1992 relating to these tiers. At March 31, 1995, both of the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest regulatory category. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at March 31, 1995.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                                March 31, 1995            December 31, 1994
                                      -----------------------------------------------------
                                                 Interest/                    Interest/
                                       Average    Income  Yield/   Average     Income  Yield
                                       Balance   Expense  Cost     Balance    Expense   Cost
                                      --------   -------  -----  ----------   -------  -----
ASSETS
Time deposits                       $       15  $         3.77%  $       17   $        3.65%
Securities:
 U.S. Treasury                         224,345     3,246  5.87      263,293     3,193  4.81
 U.S. Government agencies
  and corporations                   1,317,465    20,793  6.31    1,361,448    20,896  6.14
 States and political subdivisions       5,659       134  9.48        5,680       134  9.47
 Other                                  17,763       292  6.65       23,265       355  6.04
                                    ----------   -------         ----------   -------
     Total securities                1,565,232    24,465  6.26    1,653,686    24,578  5.94
Federal funds sold and securities
purchased under resale agreements      104,418     1,493  5.72       76,802     1,101  5.61
Loans, net of unearned discount      1,527,663    33,208  8.82    1,414,415    29,570  8.29
                                    ----------   -------         ----------   -------
Total Earning Assets and
    Average Rate Earned              3,197,328    59,166  7.47    3,144,920    55,249  6.99
Cash and due from banks                343,861                      353,406
Allowance for possible loan losses     (25,880)                     (25,763)
Banking premises and equipment          88,149                       89,754
Accrued interest and other assets      139,338                      145,624
                                    ----------                   ----------
  Total Assets                      $3,742,796                   $3,707,941
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  675,170                   $  685,828
  Correspondent banks                  118,016                      117,378
  Public funds                          36,423                       37,876
                                    ----------                   ----------
     Total demand deposits             829,609                      841,082
Time deposits:
 Savings and Interest-on-Checking      734,161     3,461  1.91      757,568     3,556  1.86
 Money market deposit accounts         560,032     5,057  3.66      567,203     4,703  3.29
 Time accounts                         833,435     9,090  4.42      846,069     8,432  3.95
 Public funds                           82,242       777  3.83      100,608       839  3.31
                                    ----------   -------         ----------   -------
    Total time deposits              2,209,870    18,385  3.37    2,271,448    17,530  3.06
                                    ----------   -------         ----------   -------
  Total Deposits                     3,039,479                    3,112,530
Federal funds purchased
  and other borrowings                 335,436     4,391  5.24      234,678     2,793  4.66
                                    ----------   -------         ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,545,306    22,776  3.62    2,506,126    20,323  3.21
                                    ----------   ------- -----   ----------   ------- -----
Accrued interest and other liabilities  61,667                       66,924
                                    ----------                   ----------
Total Liabilities                    3,436,582                    3,414,132
SHAREHOLDERS' EQUITY                   306,214                      293,809
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $3,742,796                   $3,707,941
                                    ==========                   ==========
Net interest income                             $36,390                       $34,926
                                                =======                       =======
Net interest spread                                       3.85%                        3.78%
                                                          ====                         ====
Net interest income to total average earning assets       4.58%                        4.43%
                                                          ====                         ====
Net interest income to total average earning
  assets- with federal funds net                          4.74%                        4.54%
                                                          ====                         ====
*Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                        September 30, 1994              June 30, 1994
                                     --------------------------    -------------------------
                                                Interest/                   Interest/
                                      Average    Income   Yield/   Average    Income  Yield/
                                      Balance   Expense   Cost     Balance   Expense   Cost
                                     ---------  --------  -----    -------   -------  -----
ASSETS
Time deposits                       $       15   $   ---  3.56%  $       51   $     1  3.48%
Securities:
 U.S. Treasury                         284,653     3,047  4.25      282,892     3,112  4.41
 U.S. Government agencies
  and corporations                   1,392,808    20,800  5.97    1,374,981    20,126  5.86
 States and political subdivisions       5,689       135  9.48        5,738       135  9.43
 Other                                  26,621       407  5.69       30,973       400  5.18
                                     ---------    -------         ----------  -------
     Total securities                1,709,771    24,389  5.70    1,694,584    23,773  5.61
Federal funds sold and securities
purchased under resale agreements       51,091       506  3.87      102,345       937  6.62
Loans, net of unearned discount      1,351,462    27,932  8.20    1,314,318    25,467  7.77
                                     ---------    ------          ---------    ------
Total Earning Assets and
    Average Rate Earned              3,112,339    52,827  6.76    3,111,298    50,178  6.46
Cash and due from banks                333,469                      341,648
Allowance for possible loan losses     (25,763)                     (26,005)
Banking premises and equipment          90,840                       89,859
Accrued interest and other assets      129,698                      144,572
                                    ----------                    ----------
  Total Assets                      $3,640,583                   $3,661,372
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  682,961                   $  663,025
  Correspondent banks                  113,604                      128,499
  Public funds                          39,251                       38,588
                                     ---------                    ---------
     Total demand deposits             835,816                      830,112
Time deposits:
 Savings and Interest-on-Checking      790,578     3,595  1.80      825,322     3,608  1.75
 Money market deposit accounts         557,601     4,257  3.03      526,783     3,500  2.67
 Time accounts                         851,708     7,668  3.57      864,218     6,956  3.23
 Public funds                           77,021       608  3.13       79,273       555  2.81
                                     ---------   -------          ---------   -------
    Total Time Deposits              2,276,908    16,128  2.81    2,295,596    14,619  2.55
                                     ---------   -------          ---------   -------
  Total Deposits                     3,112,724                    3,125,708
Federal funds purchased
  and other borrowings                 182,217     1,739  3.73      184,348     1,560  3.35
                                     ---------   -------          ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid              2,459,125    17,867  2.88    2,479,944    16,179  2.61
                                     ---------   -------  ----    ---------   -------  ----
Accrued interest and other liabilities  53,807                       69,220
                                     ---------                    ---------
Total Liabilities                    3,348,748                    3,379,276
SHAREHOLDERS' EQUITY                   291,835                      282,096
                                     ---------                    ---------
Total Liabilities and
  Shareholders' Equity              $3,640,583                   $3,661,372
                                    ==========                   ==========
Net interest income                              $34,960                      $33,999
                                                 =======                      =======
Net interest spread                                       3.88%                        3.85%
                                                          =====                        =====
Net interest income to total average earning assets       4.48%                        4.38%
                                                          =====                        =====
Net interest income to total average earning
  assets - with federal funds net                         4.56%                        4.53%
                                                          =====                        =====
* Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                              March 31, 1994
                                        ---------------------------
                                                   Interest/
                                          Average    Income   Yield/
                                          Balance   Expense   Cost
                                         --------   -------   ------
ASSETS
Time deposits                          $      161   $     1    3.37%
Securities:
 U.S. Treasury                            263,263     2,812    4.33
 U.S. Government agencies
  and corporations                      1,317,513    19,132    5.81
 States and political subdivisions          6,624       158    9.54
 Other                                     35,932       457    5.16
                                        ---------   -------
     Total securities                   1,623,332    22,559    5.57
Federal funds sold and securities
purchased under resale agreements         206,873     1,602    3.10
Loans, net of unearned discount         1,276,740    23,735    7.54
                                        ---------    ------
Total Earning Assets and
    Average Rate Earned                 3,107,106    47,897    6.22
Cash and due from banks                   337,582
Allowance for possible loan losses        (27,056)
Banking premises and equipment             87,222
Accrued interest and other assets         123,240
                                       ----------
  Total Assets                         $3,628,094
                                       ==========
LIABILITIES
Demand deposits:
  Commercial and individual            $  662,888
  Correspondent banks                     138,533
  Public funds                             38,408
                                       ----------
     Total demand deposits                839,829
Time deposits:
  Savings and Interest-on-Checking        811,902     3,666    1.83
  Money market deposit accounts           536,914     3,250    2.45
  Time accounts                           856,556     6,308    2.99
  Public funds                             87,582       496    2.30
                                      -----------    ------
    Total Time Deposits                 2,292,954    13,720    2.43
                                      -----------    ------
  Total Deposits                        3,132,783
Federal funds purchased
  and other borrowings                    164,534     1,073    2.61
                                      -----------    ------
Total Interest-Bearing Funds
  and Average Rate Paid                 2,457,488    14,793    2.44
                                      -----------    ------   -----
Accrued interest and other liabilities     50,701
                                      -----------
Total Liabilities                       3,348,018
SHAREHOLDERS' EQUITY                      280,076
                                       ----------
Total Liabilities and
  Shareholders' Equity                 $3,628,094
                                       ==========
Net interest income                               $  33,104
                                                  =========
Net interest spread                                            3.78%
                                                               =====
Net interest income to total average earning assets            4.29%
                                                               =====
Net interest income to total average earning
  assets- with federal funds net                               4.52%
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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   April 28, 1995                          By: /s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)