Form 10-K405/A
period 1994-12-31
CULLEN FROST BANKERS INC
filed 1995-06-29
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                       Form 10-K/A

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

___ TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF  THE  SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

FOR THE TRANSITION PERIOD FROM _______ to  _______
Commission File Number   0-7275

                                CULLEN/FROST BANKERS, INC.
                 (Exact name of registrant as specified in its charter)

            Texas                                              74-1751768
- -------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation  or organization)                              Identification No.)

          100 W. Houston Street
           San Antonio, Texas                                      78205
- ----------------------------------------                         ----------
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



                                       AMENDMENT NO. 2


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto:


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


1. Financial Statements--Reference is made to Part II, Item 8 of this Annual Report on Form 10-K. In addition, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the financial statements and supplemental schedules required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates are filed herewith as Exhibit 19.2 to this Annual Report on Form 10-K.

2. Exhibits--The following additional exhibits are filed herewith as a part of this Amendment No. 2 to the registrant's Annual Report on Form 10-K.


    19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 1994 and 1993.

    23.3 Consent of Independent Auditors with respect to Form 10-K as amended by this Form 10-K/A for the 401(k) Stock Purchase Plan.


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



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)




Date:   June 29, 1995                           By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     -------
     2.1    Agreement and Plan of Merger among Texas Commerce Bancshares, Inc.,
            Texas Commerce Equity Holdings, Inc., Texas Commerce Bank, N.A.,
            Texas Commerce Bank - Corpus Christi, N.A., Cullen/Frost Bankers,
            Inc., The New Galveston Company, The Frost National Bank of San
            Antonio and Cullen/Frost Bank of Dallas, N.A. dated August 26, 1993.
            (1993 Form 8-K, Exhibit 10)(14)
     3.1    Restated Articles of Incorporation, as amended (1988 Form S-8,
            Exhibit 4(a))(4)
     3.2    Amended By-Laws of Cullen/Frost Bankers, Inc.
     4.1    Guaranty, dated April 27, 1981, by Cullen/Frost Bankers, Inc. to
            Colonial/Citizens Associates (1985 Form S-8, Exhibit 4(e))(2)
     4.2    Shareholder Protection Rights Agreement dated as of July 25, 1989 between Cullen/Frost Bankers, Inc. and The Bank of New York, as
            Rights Agent (1989 Form 8-K, Exhibit 1)(6)
    10.1    1983 Non-qualified Stock Option Plan, as amended (1989 Form S-8,
            Exhibit 4(g))(7)
    10.2    Restoration of Retirement Income Plan for Participants in the
            Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and
            its Affiliates (as amended and restated)(1988 Form 10-K,
            Exhibit 10.4)(5)*
    10.3    Pension Benefit Contract (1984 Form 10-K, Exhibit 10.8)(1)*
    10.4    Contract of Sale, dated June 9, 1987, between The Frost
            National Bank of San Antonio and Tower Investors, Ltd. for the
            sale of the Frost Bank Tower (1987 Form 10-K, Exhibit 10.10)(3)
    10.5    Master Lease, dated June 9, 1987, between The Frost National Bank of San Antonio and Tower Investments, Ltd. for the lease of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.11)(3)
    10.6    Agreement dated September 30, 1988, among Electronic Data Systems
            Corporation, The Frost National Bank of San Antonio and
            Cullen/Frost Bankers, Inc. for the sale of rights to revenues of data processing services (1988 Form 10-K, Exhibit 10.12)(5)
    10.7    Form of Revised Change-In-Control Agreements with four
            Executive Officers (1989 Form 10-K, Exhibit 10.13(a))(9)*
    10.8    1988 Non-qualified Stock Option Plan (1989 Form S-8, Exhibit
             4(g))(8)
    10.9    The 401(k) Stock Purchase Plan for Employees of Cullen/Frost
            Bankers, Inc. and its Affiliates (1990 Form S-8, Exhibit 4(g))(10)*
    10.10   1991 Thrift Incentive Stock Purchase Plan for Employees of
            Cullen/Frost Bankers, Inc. and its Affiliates (1991 Form S-8,
            Exhibit 4(g))(11)*
    10.11   Cullen/Frost Bankers, Inc. Restricted Stock Plan (1992 Form S-8,
            Exhibit 4(d))(12)*
    10.12   Cullen/Frost Bankers, Inc. 1992 Stock Plan (1992 Form S-8,
            Exhibit 4(d))(13)
    10.13   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
    10.14   Form of Revised Change-In-Control Agreements with one Executive
            Officer
    11      Statement re: computation of earnings per share
    13      The Cullen/Frost 1994 Annual Report to Shareholders for the Year
            Ended December 31, 1994, (furnished for the information of the Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)

    19.1    The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for
            Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
            December 31, 1994 and 1993 (filed pursuant to Rule 15d-21 of the
            Securities and Exchange Act of 1934)
    19.2    The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of
            Cullen/Frost Bankers, Inc. for the fiscal years ended
            December 31, 1994 and 1993 (filed pursuant to Rule 15d-21 of the
            Securities and Exchange Act of 1934)
    21      Subsidiaries of Cullen/Frost
    23.1    Consent of Independent Auditors
    23.2    Consent of Independent Auditors with respect to Form 11-K for the 1991 Thrift Incentive Stock Purchase Plan.
    23.3    Consent of Independent Auditors with respect to Form 10-K as amended by this Form 10-K/A for the 401(k) Stock Purchase Plan.
    24      Power of Attorney




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

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
- ------------------------------------------
 19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 1994 and 1993 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.3 Consent of Independent Auditors with respect to Form 10-K as amended by this Form 10-K/A for the 401(k) Stock Purchase Plan.