Form 10-Q
period 1995-06-30
CULLEN FROST BANKERS INC
filed 1995-08-09
CIK 39263

Securities and Exchange Commission
                              Washington, D.C. 20549




                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended June 30, 1995          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 28, 1995 there were 11,151,033 shares of Common Stock, $5 par value, outstanding.


Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)       Three Months Ended       Six Months Ended
                                                    June 30                 June 30
                                              --------------------    -------------------
                                                1995         1994       1995        1994
                                              -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                        $37,671      $25,371   $ 70,746     $49,002
 Securities:
    Taxable                                    24,526       23,643     48,862      46,054
    Tax-exempt                                     90           85        174         181
                                              -------      -------    -------     -------
      Total Securities                         24,616       23,728     49,036      46,235
 Time Deposits                                   ---             1       ---            2
 Federal funds sold and securities
  purchased under resale agreements             1,628          937      3,121       2,539
                                              -------      -------    -------     -------
      Total Interest Income                    63,915       50,037    122,903      97,778
INTEREST EXPENSE
 Deposits                                      22,623       14,619     41,008      28,339
 Federal funds purchased and securities
   sold under repurchase agreements             3,834        1,560      8,225       2,633
 Long-term notes payable and other borrowings     107         ---         107        ---
                                              -------      -------    -------     -------
      Total Interest Expense                   26,564       16,179     49,340      30,972
                                              -------      -------    -------     -------
      Net Interest Income                      37,351       33,858     73,563      66,806
Provision for possible loan losses              2,772         ---       3,272         ---
                                              -------      -------    -------     -------
      Net Interest Income After Provision
      For Possible Loan Losses                 34,579       33,858     70,291      66,806
NON-INTEREST INCOME
 Trust department                               8,070        7,114     16,121      14,396
 Service charges on deposit accounts            7,484        6,927     14,538      13,736
 Other service charges, collection and
    exchange charges, commissions and fees      2,840        2,354      5,196       4,518
 Net gain (loss) on securities transactions      ---          (446)        93        (440)
 Other                                          4,349        3,002      7,212       6,077
                                              -------      -------    -------     -------
      Total Non-Interest Income                22,743       18,951     43,160      38,287
NON-INTEREST EXPENSE
 Salaries and wages                            14,395       13,391     27,932      26,406
 Pension and other employee benefits            2,371        2,888      5,177       5,957
 Net occupancy of banking premises              4,323        3,860      8,906       7,890
 Furniture and equipment                        2,550        2,528      5,110       5,100
 Provision for real estate losses                ---          ---         500         ---
 Restructuring costs                             ---          ---         400         ---
 Other                                         16,293       15,939     31,677      31,673
                                              -------      -------    -------     -------
     Total Non-Interest Expense                39,932       38,606     79,702      77,026
                                              -------      -------    -------     -------
   Income Before Income Taxes                  17,390       14,203     33,749      28,067
Income Taxes                                    6,167        4,961     11,887       9,727
                                              -------      -------    -------     -------
     Net Income                               $11,223      $ 9,242    $21,862     $18,340
                                              =======      =======    =======     =======
Net Income per common share:
Primary                                       $   .99      $   .82    $  1.94     $  1.64
Fully diluted                                     .99          .82       1.93        1.64
Dividends per share                               .22          .15        .44         .30

See notes to consolidated financial statements.

Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                     June 30   December 31     June 30
                                                      1995         1994         1994
                                                  ----------    ----------   ----------
Assets
Cash and due from banks                           $  378,131    $  365,792   $  302,963
Time deposits                                             20            12            6
Securities held to maturity                        1,003,663     1,051,245    1,110,990
Securities available for sale                        569,357       542,797      592,827
Federal funds sold and securities
  purchased under resale agreements                  111,425       167,550       44,266
Loans, net of unearned discount of $2,401 at
  June 30, 1995 $3,487 at December 31, 1994
  and $ 5,454 at June 30, 1994                     1,742,644     1,483,293    1,334,388
    Less: Allowance for possible loan losses         (28,886)      (25,741)     (25,647)
                                                  ----------    ----------   ----------
      Net Loans                                    1,713,758     1,457,552    1,308,741
Banking premises and equipment                        91,891        88,667       90,180
Accrued interest and other assets                    136,497       120,105      125,310
                                                  ----------    ----------   ----------
      Total Assets                                $4,004,742    $3,793,720   $3,575,283
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  720,789     $ 710,138    $ 692,617
  Correspondent banks                                 95,390        77,425       71,348
  Public funds                                        43,619        44,740       38,111
                                                  ----------    ----------   ----------
     Total demand deposits                           859,798       832,303      802,076
Time Deposits:
  Savings and Interest-on-Checking                   712,972       763,300      797,835
  Money market deposit accounts                      590,752       559,153      544,275
  Time accounts                                      998,850       842,520      859,397
  Public funds                                        90,646        90,686       73,590
                                                  ----------    ----------   ----------
     Total time deposits                           2,393,220     2,255,659    2,275,097
                                                  ----------    ----------   ----------
     Total deposits                                3,253,018     3,087,962    3,077,173
Federal funds purchased and securities
  sold under repurchase agreements                   348,922       370,235      169,647
Accrued interest and other liabilities                81,142        40,086       47,097
                                                  ----------    ----------   ----------
     Total Liabilities                             3,683,082     3,498,283    3,293,917
Shareholders' Equity
Common stock, par value $5 per share                  55,744        55,615       55,306
  Shares authorized: 30,000,000
  Shares outstanding: 11,148,804;
    11,123,062; and 11,061,150
Surplus                                              116,711       116,362      114,656
Retained earnings                                    143,060       126,038      111,162
Unrealized gain (loss) on securities available
  for sale                                             6,145        (2,578)         242
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      321,660       295,437      281,366
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $4,004,742    $3,793,720   $3,575,283
                                                  ==========    ==========   ==========

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                     Unrealized
                                                                     Gain (Loss)
                                                                    on Securities
                                         Common            Retained   Available
                                         Stock   Surplus   Earnings   for Sale    Total
                                        -------  --------  --------  --------- --------
Balance at January 1, 1994              $55,046  $113,385   $95,978   $  9,124 $273,533
  Net income for the year ended
    December 31, 1994                                        37,423              37,423
  Proceeds from employee stock
    purchase plan and options               537     2,553       (29)              3,061
  Tax benefit related to exercise
    of stock options                                  256                           256
  Loan payments from employee stock
    ownership plan                                              170                 170
  Issuance of restricted stock               32       168                           200
  Restricted stock plan deferred
    compensation expense, net                                   (89)                (89)
  Unrealized gain on securities
    available for sale, net of tax                                     (11,702) (11,702)
  Cash dividend                                              (7,415)             (7,415)
                                        -------  --------   -------  --------- --------
Balance at December 31, 1994             55,615   116,362   126,038     (2,578) 295,437
  Net income for the six months ended
    June 30, 1995                                            21,862              21,862
  Proceeds from employee stock purchase
    plan and options                        129       146                           275
  Tax benefit related to exercise
    of stock options                                  203                           203
  Restricted stock plan deferred
    compensation expense                                         60                  60
  Adjustment to unrealized gain (loss)
    on securities available for
    sale, net of tax                                                     8,723    8,723
  Cash dividend                                              (4,900)             (4,900)
                                        -------  --------  --------   -------- --------
Balance at June 30, 1995                $55,744  $116,711  $143,060   $  6,145 $321,660
                                        =======  ========  ========   ======== ========




See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                           Six Months Ended
                                                               June 30
                                                          ------------------
                                                            1995       1994
                                                          -------    -------
Operating Activities
Net income                                               $ 21,862   $ 18,340
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                      3,272       ---
    Provision for real estate losses                          500       ---
    Credit for deferred taxes                                  23      1,074
    Accretion of discounts on loans                          (946)    (2,995)
    Accretion of securities' discounts                     (8,240)    (4,614)
    Amortization of securities' premiums                    1,047      2,056
    Net (gain) loss on securities transactions                (93)       440
    Net gain on sale of assets                             (2,334)    (1,556)
    Depreciation and amortization                           8,961      9,118
    Increase in interest receivable                        (1,889)    (1,303)
    Increase (decrease) in interest payable                 1,886       (210)
    Restructuring accrual                                     (52)      (741)
    Net change in other assets and liabilities             34,711      3,382
                                                         ---------  --------
      Net cash provided by operating activities            58,708     22,991

Investing Activities
Proceeds from sales of securities held to maturity            ---       ---
Proceeds from maturities of securities held to maturity    47,619     85,592
Purchases of securities held to maturity                     (833)  (208,459)
Proceeds from sales of securities available for sale       28,309     10,567
Proceeds from maturities of securities available for sale 292,471    154,378
Purchases of securities available for sale               (289,466)  (151,420)
Net increase in loans                                    (137,441)   (80,202)
Net increase in bank premises and equipment                (2,255)    (8,068)
Proceeds from sales of repossessed properties                 938        890
Net cash and cash equivalents (paid) received from
    bank acquisitions/exchange                            (22,010)     2,599
                                                         ---------  --------
  Net cash used by investing activities                   (82,668)  (194,123)

Financing Activities
Net decrease in demand deposits,
  IOC accounts, and savings accounts                      (60,975)   (61,831)
Net increase (decrease) in certificates of deposits        75,820     (8,333)
Net increase (decrease) in short-term borrowings          (30,038)     5,528
Proceeds from employee stock purchase
  plan and options                                            275      1,352
Dividends paid                                             (4,900)    (3,310)
                                                         ---------  --------
     Net cash used by financing activities               ( 19,818)   (66,594)
                                                         ---------  --------
     Decrease in cash and cash equivalents               ( 43,778)  (237,726)
Cash and cash equivalents at beginning of year            533,354    584,961
                                                         ---------  --------
     Cash and cash equivalents at the end
       of the period                                     $489,576   $347,235
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 47,454   $ 31,181
  Loans originated to facilitate the sale
    of repossessed properties                                 351        800

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994. The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is a reflection of management's assessment of the adequacy of the allowance.


                                                     Six Months Ended
                                                         June 30
                                                   --------------------
(in thousands)                                        1995       1994
-----------------------------------------------------------------------
Balance at beginning of the period                  $25,741    $26,298
Provision for possible loan losses                    3,272        ---
Changes related to disposition of bank subsidiary       ---     (2,684)
Net charge-offs:
  Losses charged to the allowance                    (2,522)    (1,604)
  Recoveries                                          2,395      3,637
                                                    -------    -------
    Net (charge-offs) recoveries                       (127)     2,033
                                                    -------    -------
Balance at the end of period                        $28,886    $25,647
                                                    =======    =======


     The Corporation adopted Statement of Financial Accounting Standards No. 114("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure" ("SFAS 118"), effective January 1, 1995. In accordance with SFAS 114 and 118, a loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. In accordance with SFAS 114 and 118, loans previously classified as in-substance foreclosure but for which the Corporation had not taken possession of the collateral were reclassified to loans. This reclassification did not materially impact the Company's financial condition or results of operations.
     A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the present value of the cash flows or the fair value of the collateral for those loans that are collateral dependent. SFAS 114 and 118 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis.

Earnings Per Common Share

     Earnings per common share calculations for the six months ended June 30, 1995 and June 30, 1994 include the effect of common stock equivalents applicable to stock option contracts.
    The weighted average number of shares used to compute primary per common share earnings, including the common stock equivalents where applicable, were 11,287,085, and 11,200,403 for the six months ended June 30, 1995, and 1994, respectively and were 11,312,004 and 11,216,039 for the three months ended June 30,1995, and 1994, respectively.
    The weighted average number of shares used to compute fully diluted per common share earnings, including the common stock equivalents where applicable, were 11,325,517, and 11,200,403 for the six months ended June 30, 1995, and 1994, respectively and were 11,327,069 and 11,216,039 for the three months ended June 30,1995, and 1994, respectively.


Income Taxes

     The tax expense for the second quarter of 1995 was $6,167,000. This amount consisted of current tax expense of $6,417,000 and deferred tax benefit of $250,000. Year-to-date tax expense is $11,887,000, consisting of current tax expense of $11,864,000 and deferred tax expense of $23,000. Net deferred tax assets were $11,794,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years and the future reversal of existing taxable temporary differences. The tax expense for the second quarter of 1994 was $4,961,000. Income tax payments for the first six months of 1995 and 1994 were $10,174,000 and $7,746,000, respectively.


Acquisitions

     On April 4, 1995, the Corporation acquired Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas with $49 million in deposits. On May 19, 1995, the Corporation acquired National Commerce Bank in Houston, Texas with $101 million in deposits. In addition, on July 21, 1995 the Corporation acquired the two San Antonio branches of Comerica Bank Texas, with $34 million in deposits.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations



Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)


Results of Operations
     Cullen/Frost Bankers, Inc. reported net income of $11,223,000 or $.99 per common share for the quarter ended June 30, 1995 compared to $9,242,000 or $.82 per common share for the second quarter of 1994 and net income of $10,639,000 or $.94 per common share for the first quarter of 1995. Net income for the six months ended June 30, 1995 was $21,862,000 or $1.94 per common share compared to $18,340,000 or $1.64 per common share for the same period of 1994.
     On April 4, 1995, the Corporation completed the acquisition of Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas ("Valley") with $49 million in deposits. On May 19, 1995, the acquisition of National Commerce Bank in Houston ("NCB") with its three branch locations and $101 million in deposits was completed. These acquisitions were accounted for as purchase transactions, and as such, the results of operations are included in the financial information that follows from the date of acquisition. The acquisitions did not have a material impact on the second quarter results of operations and are not expected to have a material impact on the Corporation's 1995 operating results. In addition, on July 21, 1995 the Corporation acquired the two San Antonio branches of Comerica Bank Texas with approximately $34 million in deposits. This acquisition is also not expected to have a material impact on the Corporation's 1995 operating results.
     The results of operations are included in the material that follows. Certain balances have been reclassified as a result of the adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure" ("SFAS 118"), effective January 1, 1995. The adoption of these standards did not have a material impact on the Corporation's financial position or results of operations. Other reclassifications have been made to make prior quarters comparable. All balance sheet figures are presented in averages unless otherwise noted.



                                                Summary of Operations
                                       ----------------------------------------------
                                                               Three Months Ended
                                      Six Months Ended    --------------------------
                                           June 30                1995          1994
                                    ------------------    ------------------   ------
                                       1995     1994      June 30   March 31   June 30
-------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                   $73,931   $67,103     $37,540   $36,390   $33,999
Taxable-equivalent adjustment           368       297         189       178       141
                                    -------   -------     -------   -------   -------
Net interest income                  73,563    66,806      37,351    36,212    33,858
Provision for possible
  loan losses                         3,272       ---       2,772       500       ---
Non-Interest income:
  Net gain (loss) on securities
     transactions                        93      (440)        ---        93      (446)
  Other                              43,067    38,727      22,743    20,324    19,397
                                    -------   -------     -------   -------   -------
    Total non-interest income        43,160    38,287      22,743    20,417    18,951
Non-Interest expense:
  Restructuring costs                   400       ---         ---       400       ---
  Provision for real estate losses      500       ---         ---       500       ---
  Other                              78,802    77,026      39,932    38,870    38,606
                                    -------   -------     -------   -------   -------
    Total non-interest expense       79,702    77,026      39,932    39,770    38,606
                                    -------   -------     -------   -------   -------

Income before income taxes           33,749    28,067      17,390    16,359    14,203
Income Taxes                         11,887     9,727       6,167     5,720     4,961
                                    -------   -------     -------   -------   -------
Net Income                          $21,862   $18,340     $11,223   $10,639   $ 9,242
                                    =======   =======     =======   =======   =======

Net Income per common share         $  1.94   $  1.64     $   .99   $   .94   $   .82

Return on Average Assets               1.16%     1.02%       1.16%     1.15%     1.01%

Return on Average Equity              14.07     13.16       14.06     14.09     13.14


Net Interest Income
      The increase in net interest income from the first quarter of 1995 and the second quarter of 1994 reflects increased loan volumes. The net interest margin was 4.52 percent for the second quarter of 1995 compared to 4.58 percent and 4.38 percent for the first quarter of 1995 and second quarter of 1994, respectively. Net interest spread of 3.72 percent decreased 13 basis points from the first quarter of 1995 and second quarter of 1994. The net interest spread decreased primarily because of higher deposit costs.




                                              Change in Net Interest Income
                            ----------------------------------------------------------------
                            Second Quarter        Second Quarter        Year-to-Date
                                 1995                  1995                 1995
                                  vs.                   vs.                  vs.
                            Second Quarter         First Quarter        Year-to-Date
                                 1994                  1995                 1994
                            ----------------------------------------------------------------
                                  Percentage of         Percentage of         Percentage of
                          Amount  Total Change   Amount Total Change   Amount Total Change
--------------------------------------------------------------------------------------------
Due to volume             $3,411     96.33%      $1,621     77.49%     $5,524     80.90%
Due to interest rate
  spread                     130      3.67         (471)    22.51       1,304     19.10
                         -------    -------      -------   -------     -------   -------
                          $3,541    100.00%      $1,150    100.00%     $6,828    100.00%
                         =======    =======      ======    =======     =======   =======


Non-Interest Income


                                        Six Months Ended           Three Months Ended
                                             June 30         ------------------------------
                                       ------------------            1995             1994
                                                             --------------------   -------
Non-Interest Income                       1995      1994      June 30   March 31    June 30
-------------------------------------------------------------------------------------------
Trust department                        $16,121   $14,396    $ 8,070     $ 8,051    $ 7,114
Service charges on deposit accounts      14,538    13,736      7,484       7,054      6,927
Other service charges, collection
  and exchange charges, commissions
  and fees                                5,196     4,518      2,840       2,356      2,354
Net gain (loss) on securities
  transactions                               93      (440)       ---          93       (446)
Other                                     7,212     6,077      4,349       2,863      3,002
                                        -------   -------    --------    -------    -------
    Total                               $43,160   $38,287    $22,743     $20,417    $18,951
                                        =======   =======    ========    =======    =======

For the second quarter 1995...

     Total non-interest income was up $2.3 million or 11.4 percent compared to the first quarter of 1995 and increased $3.8 million or 20.0 percent from the second quarter of 1994.
     Trust fee income was unchanged compared to last quarter and up 13.4 percent from the second quarter of 1994. The increase from the second quarter of 1994 can be attributed to improved financial market conditions and a higher fee structure.
     Service charges on deposit accounts increased 6.1 percent from the first quarter of this year and 8.0 percent from the second quarter of 1994. The majority of the increase from the first quarter is due to higher volumes and, to a lesser extent, certain repricing of services. Most of the increase from the second quarter last year results from increased account activity. Service charges from acquisitions represent approximately one third of the increase from the first quarter and one fourth of the increase compared to the same quarter one year ago. Other service charges were up approximately 21 percent, compared to both the first quarter of 1995 and the second quarter of 1994 primarily due to bankcard discounts and higher loan prepayment penalty fees.
     Other non-interest income increased $1.5 million or 51.9 percent from the first quarter of this year and increased $1.3 million or 44.9 percent compared to the second quarter of 1994. During the second quarter of 1995, Frost Bank transferred its municipal bond administration business to The Bank of New
York. Most of the increase in other non-interest income is due to the gain recognized on the transfer.


For the six months ended June 30, 1995...

     Non-interest income rose $4.9 million or 12.7 percent compared to the same period last year. Trust income increased $1.7 million due to improved financial market conditions and a higher fee structure that was not in effect last year. Service charges on deposit accounts and other service charges and fees increased $1.5 million compared to the same period one year ago. The increase is mainly due to higher volumes and certain repricing of services, bankcard discounts, and loan fees. Other income is up $1.1 million compared to the same period last year primarily as a result of the gain recognized on the transfer of Frost Bank's municipal bond administration business to The
Bank of New York.

Non-Interest Expense




                                                                    Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 1995             1994
                                       ------------------    --------------------   -------
Non-Interest Expense                     1995       1994      June 30   March 31    June 30
-------------------------------------------------------------------------------------------
Salaries and wages                      $27,932    $26,406   $14,395    $13,537     $13,391
Pension and other employee benefits       5,177      5,957     2,371      2,806       2,888
Net occupancy of banking premises         8,906      7,890     4,323      4,583       3,860
Furniture and equipment                   5,110      5,100     2,550      2,560       2,528
Restructuring costs                         400       ---        ---        400        ---
Other                                    31,677     31,673    16,293     15,384      15,939
                                        -------    -------   -------    -------     -------
                                         79,202     77,026    39,932     39,270      38,606
Provision for real estate losses            500       ---        ---        500        ---
                                        -------    -------   -------    -------     -------
      Total                             $79,702    $77,026   $39,932    $39,770     $38,606
                                        =======    =======   =======    =======     =======


For the second quarter 1995...

     Excluding restructuring costs and the provision for real estate losses, non-interest expense was up $1.1 million or 2.7 percent compared to last quarter and increased $1.3 million or 3.4 percent compared to the second
quarter of 1994.   Excluding the additional costs resulting from the second
quarter acquisitions, non-interest expense remained flat compared to last quarter and the second quarter of 1994.
     Salaries and wages increased 6.3 percent from the first quarter of 1995 and 7.5 percent from the second quarter of 1994. Most of the increase from the first quarter is due to the recent acquisitions, while the increase from the second quarter of 1994 is primarily due to those acquisitions and the Creekwood acquisition which occurred in the fourth quarter of 1994. Pension and employee benefits decreased 15.5 percent compared to last quarter and 17.9 percent compared to the second quarter of 1994 mostly because of a refund on workers' compensation insurance. Lower medical insurance expense also accounts for a portion of the decrease from the second quarter of 1994.
     Net occupancy of banking premises expense decreased 5.7 percent from the first quarter of 1995 and increased 12 percent from the second quarter of 1994. The increase from the second quarter of 1994 primarily results from higher property taxes.
     Furniture and equipment expense remained constant.
     Excluding restructuring costs and the provision for real estate losses, other non-interest expenses increased 5.9 percent from the first quarter of 1995 and 2.2 percent from the second quarter of 1994. Costs associated with the acquisitions were responsible for the majority of the increase from the first quarter. The remainder of the increase was primarily due to a lawsuit settlement.

For the six months ended June 30, 1995

     Excluding restructuring costs and the provision for real estate losses, total non-interest expense was up $1.8 million or 2.3 percent compared to the same period one year ago. Salaries and wages were up $1.5 million or 5.8 percent compared to the same period one year ago primarily because of the acquisitions. Pension and other benefits decreased 13.1 percent from the same period last year due to lower medical insurance expense and a refund on workers' compensation insurance. Net occupancy of banking premises increased $1 million primarily due to higher property tax and building maintenance expense, while furniture and equipment expense remained unchanged. Other non-interest expenses also remained virtually unchanged. Included in the year-to-date 1995 other expenses are cost associated with acquisitions. Excluding these amounts, other expenses decreased slightly from the same period last year. Also included in year-to-date 1995 non-interest expenses are a $400 thousand restructuring charge related to market valuation of bank premises available for sale and a $500 thousand provision for foreclosed real estate losses.

Income Taxes
     Tax expense for the second quarter of 1995 was $6,167,000. This compares to tax expense of $4,961,000 for the second quarter of 1994. The Corporation has an effective tax rate for 1995 and 1994 which approximates the statutory rate of 35 percent.

Balance Sheet
     Average assets of $3,892,867,000 increased 4.0 percent and 6.3 percent from the first quarter of 1995 and the second quarter of 1994, respectively. Excluding the effects of the acquisition, average assets increased 2.6 percent and 4.9 percent from the first quarter of 1995 and the second quarter of 1994, respectively. Total deposits averaged $3,207,731,000 for the current quarter, up 5.5 percent from the previous quarter and up 2.6 percent when compared to the second quarter of 1994. Excluding the effects of the acquisitions, deposits were up 4.0 percent from the first quarter of 1995 and up 1.2 percent when compared to a year ago.

Loans


                                        1995                    1994
                               ---------------------   -----------------------
Loan Portfolio                            Percentage
Period-End Balances           June 30     of Total     December 31   June 30
------------------------------------------------------------------------------
Commercial                  $  495,087     28.4%     $  375,085   $  323,246
Consumer                       362,574     20.8         331,039      294,344
Real estate                    823,212     47.2         714,518      665,576
Other                           64,172      3.7          66,138       56,676
Unearned discount               (2,401)     (.1)         (3,487)      (5,454)
                            ----------   ------      ----------   ----------
Total Loans                 $1,742,644   100.0%      $1,483,293   $1,334,388
                            ==========   ======      ==========   ==========


     Average loans for the second quarter of 1995 were $1,671,840,000. This represents an increase of 9.4 percent from the first quarter of 1995 and an increase of 27.2 percent from the second quarter of last year. Most of the increase from the first quarter is attributable to real estate and commercial loans which increased $109 million and $62 million, respectively. In the second quarter, the acquisitions added approximately $123 million to total loans, accounting for approximately 78 percent and 56 percent of the increase in real estate loans and commercial loans, respectively, compared to the first quarter. Excluding the acquisitions, the Corporation continued its loan growth which is reflective of the improved economic conditions in the Texas markets served. Approximately one third of the increase in loans from a year ago resulted from the recent acquisitions and the December 2, 1994, acquisition of Creekwood Capital Corporation ("Creekwood") which added approximately $23 million in commercial loans.

Real Estate Loans
     Of the total real estate loans outstanding at June 30, 1995, 64 percent were located in San Antonio, 21 percent in Houston/Galveston, 7 percent in Austin, 5 percent in Corpus Christi and 3 percent in McAllen. Residential permanent mortgage loans at June 30, 1995 were $326,214,000 compared to $281,052,000 at March 31, 1995 and $271,656,000 at June 30, 1995. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.


                                                      1995               1994
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                           June 30      of Total     June 30
-------------------------------------------------------------------------------
Construction                                $ 53,336        6.5%       $ 37,814
Land                                          39,939        4.9          41,676
Permanent mortgages:
  Commercial                                 201,048       24.4         154,545
  Residential                                326,213       39.6         271,656
Other                                        202,676       24.6         159,885
                                            --------      ------       --------
                                            $823,212      100.0%       $665,576
                                            ========      ======       ========
Non-accrual and restructured                $ 14,135        1.7%       $ 20,780


     As part of the acquisition of New First City-Austin in 1993, certain commercial and commercial real estate loans of that bank were protected by a loss-sharing arrangement with the Federal Deposit Insurance Corporation ("FDIC") whereby losses were shared 80 percent to the FDIC and 20 percent to the Corporation. At June 30, 1995, these loans approximated $18 million.
     At June 30, 1995, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $5,179,000, compared with $2,729,000 at June 30, 1994, and $1,137,000 at March 31, 1995.

Mexico
     The Corporation's cross border outstandings to Mexico, excluding $15,111,000 in loans secured by assets held in the United States, totaled $25,232,000 at June 30, 1995 or 1.5 percent of total loans. The peso devaluation will continue to lower the demand for trade-related cross-border loans, except for those Mexican companies dealing in export trade. All of the Corporation's Mexican loans are either secured by liquid U.S. assets or are loaned to financial institutions to finance international trade transactions. Of the trade-related credits, approximately 55 percent are related to companies exporting from Mexico. As of June 30, 1995, none of the Mexican related loans were on non-performing status.


                                                        MEXICAN LOANS
                                                ----------------------------------------
June 30, 1995                                   Amount       Percentage of Total Loans
----------------------------------------------------------------------------------------
Loans to financial institutions                $25,214              1.5%
Loans to private firms or individuals               18
                                               -------             ----
                                               $25,232              1.5%
                                               =======             ====


Non-Performing Assets


                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
June 30, 1995                                     Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual and restructured loans               $12,951   $1,184   $14,135
Foreclosed assets                                  2,984      649     3,633
                                                 -------   ------   -------
     Total                                       $15,935   $1,833   $17,768
                                                 ========  ======   =======
As a percentage of total
  non-performing assets                             89.7%    10.3%    100.0%


     Non-performing assets totaled $17,768,000 at June 30, 1995 down 29.6 percent from $25,254,000 at June 30, 1994 and up 5.2 percent from $16,888,000 at March 31, 1995. The increase from the previous quarter was related to the second quarter acquisitions. Non-performing assets as a percentage of total loans and foreclosed assets decreased to 1.02 percent at June 30, 1995 from
1.89 percent one year ago. As a part of the acquisition of New First City, certain commercial and commercial real estate loans were protected by a loss-sharing arrangement with the FDIC (See "Loans"). At June 30, 1995, non-performing assets covered by the loss-sharing arrangement totaled $1,532,000. These assets were included in total non-performing assets at $229,000 which represents the carrying value net of loss-sharing coverage and associated discounts.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $287,000 or $.03 per common share for the second quarter of 1995, compared to approximately $396,000 or $.04 per common share for the second quarter of 1994 and $296,000 or $.03 per common share for the first quarter of 1995. For the six months ended June 30, 1995, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $584,000 or $.05 per common share, compared with approximately $778,000 or $.07 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $6,440,000 at June 30, 1995, compared to $4,310,000 at June 30, 1994, and
$3,266,000 at March 31, 1995.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $28,886,000 or 1.66 percent of period-end loans at June 30, 1995, compared to $25,647,000 or 1.92 percent at June 30, 1994 and $26,885,000 or 1.74 percent at March 31, 1995. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 204.4 percent at June 30, 1995, compared to 114.8 percent at June 30, 1994 and 185.6 percent at the end of the first quarter of 1995.
     The Corporation recorded a $2,772,000 provision for possible loan losses during the second quarter of 1995. This compares to $500,000 for the previous quarter and no provision for possible loan losses recorded during 1994. The provision is reflective of the continued growth in the loan portfolio and charge-offs recorded during the quarter. Net charge-offs in the second quarter of 1995 totaled $771,000, compared to net recoveries of $779,000 for the second quarter of 1994 and $644,000 for the first quarter of 1995.



                                             NET CHARGE-OFFS (RECOVERIES)
                                        ------------------------------------
                                                     1995                1994
                                        ----------------------------   -------
                                        Second   Percentage    First    Second
                                        Quarter   of Total   Quarter   Quarter
----------------------------------------------------------------------------
Real Estate                            $  (227)     (29.5)%  $  (671)  $  (335)
Commercial and industrial                 (129)     (16.7)      (347)     (528)
Consumer                                 1,127      146.2        412        89
Other, including foreign                   ---        ---        (38)       (5)
                                       ----------   ------    -------   ------
                                       $   771      100.0%   $  (644)  $  (779)
                                       ==========   ======    =======  =======

Provision for possible loan losses     $ 2,772               $   500   $   ---
Allowance for possible loan losses      28,886                26,885    25,647


Capital and Liquidity

     At June 30, 1995, shareholders' equity was $321,660,000 compared to $281,366,000 at June 30, 1994 and $309,939,000 at March 31, 1995. The
Corporation paid a cash dividend of $.22 per common share in the second and first quarters of 1995 compared to $.15 per common share for the second quarter a year ago. This equates to a dividend payout ratio of 21.8 percent,
23.0 percent and 17.9 percent for the second and first quarters of 1995 and the second quarter of 1994, respectively. On July 25, 1995, the Corporation increased its quarterly cash dividend by 59 percent to $.35 per common share payable in the third quarter of 1995.
     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital on a risk adjusted basis taking into consideration the risk inherent in both on-balance sheet and off-balance sheet items.
     The following summarizes Risked-Based Capital information for the Corporation at June 30, 1995 and June 30, 1994.


                                            June 30, 1995            June 30, 1994
                                        -------------------      -------------------
Risk-Based Capital                        Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Tier 1 Capital                         $  260,589     12.79%    $  237,983     14.22%
Tier 1 Capital Minimum requirement         81,518      4.00         66,940      4.00

Total Capital                          $  286,105     14.04%    $  258,960     15.48%
Total Capital Minimum requirement         163,037      8.00        133,881      8.00
Risk-adjusted assets, net of goodwill  $2,037,960               $1,673,412
Leverage ratio                                         6.80%                    6.59%
Average equity as a percentage
of average assets                                      8.21                     7.72


    The Board guidelines also require a leverage capital ratio which measures Tier 1 Capital against quarterly average total assets, net of certain intangibles. A leverage ratio of 3.0 percent is the minimum requirement for only the most highly rated banking organizations and most other banking organizations are expected to maintain a leverage ratio of at least four to five percent. The leverage ratio for the Corporation was 6.80 percent and
6.59 percent at June 30, 1995 and June 31, 1994, respectively.
     In December of 1991, the FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers. Federal banking agencies adopted final rules effective December 16, 1992 relating to these tiers. At June 30, 1995, both of the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest regulatory category. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of
6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at June 30, 1995.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                               June 30, 1995              June 30, 1994
                                       ------------------------   --------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                      --------   -------  ------    --------   -------  -----
ASSETS
Time deposits                       $       18  $    ---  2.34%   $      106  $      2  3.40%
Securities:
 U.S. Treasury                         225,884     6,735  6.01       273,132     5,924  4.37
 U.S. Government agencies
  and corporations                   1,312,433    41,710  6.36     1,346,406    39,258  5.83
 States and political subdivisions       6,107       278  9.10         6,178       293  9.49
 Other                                  12,471       407  6.52        33,439       857  5.17
                                     ---------   -------           ----------   -------
Total securities                     1,556,895    49,130  6.32     1,659,155    46,332  5.59
Federal funds sold and securities
  purchased under resale agreements    108,035     3,121  5.75       154,320     2,539  3.27
Loans, net of unearned discount      1,600,150    71,020  8.95     1,295,634    49,202  7.71
                                     ---------   -------          ----------   -------
Total Earning Assets and
    Average Rate Earned              3,265,098   123,271  7.59     3,109,215    98,075  6.36
Cash and due from banks                351,487                       339,626
Allowance for possible loan losses     (26,531)                      (26,528)
Banking premises and equipment          89,901                        88,548
Accrued interest and other assets      136,109                       130,984
                                     ---------                    ----------
  Total Assets                      $3,816,064                    $3,641,845
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  680,222                    $  662,957
  Correspondent banks                  119,851                       133,488
  Public funds                          34,296                        38,499
                                     ---------                     ---------
     Total demand deposits             834,369                       834,944
Time deposits:
 Savings and Interest-on-Checking      730,580     7,023  1.94       818,649     7,274  1.79
 Money market deposit accounts         562,068    10,465  3.75       531,821     6,750  2.56
 Time accounts                         913,472    21,827  4.82       860,408    13,264  3.11
 Public funds                           83,580     1,693  4.08        83,404     1,051  2.54
                                     ---------   -------           ---------   -------
    Total Time deposits              2,289,700    41,008  3.61     2,294,282    28,339  2.49
                                     ---------                     ---------
  Total Deposits                     3,124,069                     3,129,226
Federal funds purchased and securities
  sold under resale agreements         313,058     8,225  5.23       174,496     2,633  3.00
Long-term notes payable                   ---        ---   ---           ---       ---   ---
Other borrowings                         3,975       107  5.44           ---       ---   ---
                                     ---------   -------          ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,606,733    49,340  3.81     2,468,778    30,972  2.53
                                     ---------   -------  ----    ----------   -------  ----
Accrued interest and other liabilities  61,700                        57,031
                                     ---------                    ----------
Total Liabilities                    3,502,802                     3,360,753
SHAREHOLDERS' EQUITY                   313,262                       281,092
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $3,816,064                    $3,641,845
                                    ==========                    ==========
Net interest income                              $73,931                       $67,103
                                                 =======                       =======
Net interest spread                                       3.78%                         3.83%
                                                          =====                         =====
Net interest income to total average earning assets       4.55%                         4.34%
Net interest income to total average earning              =====                         =====
  assets - with federal funds net                         4.61%                         4.57%
                                                          =====                         =====
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                               June 30, 1995          March 31, 1995
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                      --------   -------  -----    --------  -------  -----
ASSETS
Time deposits                       $       21   $   ---  3.81%  $       15  $   ---  3.77%
Securities:
 U.S. Treasury                         227,406     3,489  6.15      224,345    3,246  5.87
 U.S. Government agencies
  and corporations                   1,307,456    20,917  6.40    1,317,465   20,793  6.31
 States and political subdivisions       6,551       144  8.77        5,659      134  9.48
 Other                                   7,238       115  6.37       17,763      292  6.65
                                     ---------   -------          ---------  -------
     Total securities                1,548,651    24,665  6.37    1,565,232   24,465  6.26
Federal funds sold and securities
purchased under resale agreements      111,611     1,628  5.77      104,418    1,493  5.72
Loans, net of unearned discount      1,671,840    37,811  9.07    1,527,663   33,208  8.82
                                     ---------   -------          ---------  -------
Total Earning Assets and
    Average Rate Earned              3,332,123    64,104  7.71    3,197,328   59,166  7.47
Cash and due from banks                359,029                      343,861
Allowance for possible loan losses     (27,176)                     (25,880)
Banking premises and equipment          91,634                       88,149
Accrued interest and other assets      137,257                      139,338
                                     ---------                    ---------
  Total Assets                      $3,892,867                   $3,742,796
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  685,220                   $  675,170
  Correspondent banks                  121,666                      118,016
  Public funds                          32,193                       36,423
                                    ----------                   ----------
     Total demand deposits             839,079                      829,609
Time deposits:
 Savings and Interest-on-Checking      727,039     3,562  1.97      734,161    3,461  1.91
 Money market deposit accounts         564,081     5,408  3.85      560,032    5,057  3.66
 Time accounts                         992,628    12,737  5.15      833,435    9,090  4.42
 Public funds                           84,904       916  4.33       82,242      777  3.83
                                    ----------   -------         ----------  -------
    Total time deposits              2,368,652    22,623  3.83    2,209,870   18,385  3.37
                                    ----------   -------         ----------  -------
  Total Deposits                     3,207,731                    3,039,479
Federal funds purchased and securities
  sold under resale agreements         290,927     3,834  5.21      335,436    4,391  5.24
Long term notes payable                    ---       ---  ---           ---      ---  ---
Other borrowings                         7,906       107  5.44

Total Interest-Bearing Funds
  and Average Rate Paid              2,667,485    26,564  3.99    2,545,306   22,776  3.62
                                    ----------   -------  -----  ----------  ------- -----
Accrued interest and other liabilities  66,070                       61,667
                                    ----------                   ----------
Total Liabilities                    3,572,634                    3,436,582
SHAREHOLDERS' EQUITY                   320,233                      306,214
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $3,892,867                   $3,742,796
                                    ==========                   ==========
Net interest income                              $37,540                    $36,390
                                                 =======                    =======
Net interest spread                                       3.72%                      3.85%
                                                          ====                       ====
Net interest income to total average earning assets       4.52%                      4.58%
                                                          ====                       ====
Net interest income to total average earning
  assets- with federal funds net                          4.67%                      4.74%
                                                          ====                       ====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                          December 31, 1994         September 30, 1994
                                     --------------------------    -------------------------
                                                Interest                      Interest
                                      Average   Income/   Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost      Balance   Expense  Cost
                                     ---------  --------  -----   ---------   -------  -----
ASSETS
Time deposits                      $       17   $   ---   3.65%  $       15   $   ---  3.56%
Securities:
 U.S. Treasury                        263,293     3,193   4.81      284,653     3,047  4.25
 U.S. Government agencies
  and corporations                  1,361,448    20,896   6.14    1,392,808    20,800  5.97
 States and political subdivisions      5,680       134   9.47        5,689       135  9.48
 Other                                 23,265       355   6.04       26,621       407  5.69
                                    ---------    ------          ----------   -------
     Total securities               1,653,686    24,578   5.94    1,709,771    24,389  5.70
Federal funds sold and securities
purchased under resale agreements      76,802     1,101   5.61       51,091       506  3.87
Loans, net of unearned discount     1,414,415    29,570   8.29    1,351,462    27,932  8.20
                                    ---------    ------           ---------    ------
Total Earning Assets and
    Average Rate Earned             3,144,920    55,249   6.99    3,112,339    52,827  6.76
Cash and due from banks               353,406                       333,469
Allowance for possible loan losses    (25,763)                      (25,763)
Banking premises and equipment         89,754                        90,840
Accrued interest and other assets     145,624                       129,698
                                    ---------                     ---------
  Total Assets                     $3,707,941                    $3,640,583
                                    =========                     =========
LIABILITIES
Demand deposits:
  Commercial and individual        $  685,828                    $  682,961
  Correspondent banks                 117,378                       113,604
  Public funds                         37,876                        39,251
                                      -------                     ---------
     Total demand deposits            841,082                       835,816
Time deposits:
 Savings and Interest-on-Checking     757,568     3,556   1.86      790,578     3,595  1.80
 Money market deposit accounts        567,203     4,703   3.29      557,601     4,257  3.03
 Time accounts                        846,069     8,432   3.95      851,708     7,668  3.57
 Public funds                         100,608       839   3.31       77,021       608  3.13
                                    ---------    ------           ---------   -------
    Total Time Deposits             2,271,448    17,530   3.06    2,276,908    16,128  2.81
                                    ---------    ------           ---------   -------
  Total Deposits                    3,112,530                     3,112,724
Federal funds purchased
  and other borrowings                234,678     2,793   4.66      182,217     1,739  3.73
                                    ---------    ------           ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             2,506,126    20,323   3.21    2,459,125    17,867  2.88
                                    ---------    ------   ----    ---------   -------  ----
Accrued interest and other liabilities 66,924                        53,807
                                    ---------                     ---------
Total Liabilities                   3,414,132                     3,348,748
SHAREHOLDERS' EQUITY                  293,809                       291,835
                                    ---------                     ---------
Total Liabilities and
  Shareholders' Equity             $3,707,941                   $3,640,583
                                    =========                    ==========
Net interest income                             $34,926                     $ 34,960
                                                =======                     ========
Net interest spread                                       3.78%                        3.88%
                                                          =====                        =====
Net interest income to total average earning assets       4.43%                        4.48%
                                                          =====                        =====
Net interest income to total average earning
  assets - with federal funds net                         4.54%                        4.56%
                                                          =====                        =====
* Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                            June 30, 1994
                                       -------------------------
                                                Interest
                                      Average   Income/   Yield/
                                      Balance   Expense   Cost
                                     ---------  --------  -----
ASSETS
Time deposits                      $       51   $     1   3.48%
Securities:
 U.S. Treasury                        282,892     3,112   4.41
 U.S. Government agencies
  and corporations                  1,374,981    20,126   5.86
 States and political subdivisions      5,738       135   9.43
 Other                                 30,973       400   5.18
                                    ---------    -------
     Total securities               1,694,584    23,773   5.61
Federal funds sold and securities
purchased under resale agreements     102,345       937   3.62
Loans, net of unearned discount     1,314,318    25,467   7.77
                                    ---------    ------
Total Earning Assets and
    Average Rate Earned             3,111,298    50,178   6.46
Cash and due from banks               341,648
Allowance for possible loan losses    (26,005)
Banking premises and equipment         89,859
Accrued interest and other assets     144,572
                                    ---------
  Total Assets                     $3,661,372
                                    =========
LIABILITIES
Demand deposits:
  Commercial and individual        $  663,025
  Correspondent banks                 128,499
  Public funds                         38,588
                                    ---------
     Total demand deposits            830,112
Time deposits:
 Savings and Interest-on-Checking     825,322     3,608   1.75
 Money market deposit accounts        526,783     3,500   2.67
 Time accounts                        864,218     6,956   3.23
 Public funds                          79,273       555   2.81
                                    ---------   -------
    Total Time Deposits             2,295,596    14,619   2.55
                                    ---------   -------
  Total Deposits                    3,125,708
Federal funds purchased
  and other borrowings                184,348     1,560   3.35
                                    ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             2,479,944    16,179   2.61
                                    ---------   -------   ----
Accrued interest and other liabilities 69,220
                                    ---------
Total Liabilities                   3,379,276
SHAREHOLDERS' EQUITY                  282,096
                                    ---------
Total Liabilities and
  Shareholders' Equity             $3,661,372
                                    =========
Net interest income                             $33,999
                                                =======
Net interest spread                                        3.85%
                                                           =====
Net interest income to total average earning assets        4.38%
                                                           =====
Net interest income to total average earning
  assets - with federal funds net                          4.53%
                                                           =====
* Taxable-equivalent basis assuming a 35% tax rate.


                                   Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 16, 1995. The following matters were submitted to a vote of the Corporation's shareholders.

1.  Election of Directors:

     Election of all twenty-one director nominees to new one-year terms was approved with no nominee receiving less than 9.0 million votes.


Nominee                     Total Votes For     Total Votes Withheld
-------                     ---------------     --------------------
Isaac Arnold, Jr.            9,053,333               713,685
Royce S. Caldwell            9,647,597               119,421
Ruben R. Cardenas            9,620,735               146,283
Henry E. Catto               9,630,384               136,634
Harry H. Cullen              9,629,537               137,481
Roy H. Cullen                9,629,537               137,481
Richard W. Evans, Jr.        9,628,346               138,672
W.N. Finnegan, III           9,658,615               108,403
Joseph H. Frost              9,111,446               655,572
T.C. Frost                   9,598,999               168,019
James W. Gorman, Jr.         9,659,517               107,501
James L. Hayne               9,630,417               136,601
Harris L. Kempner, Jr.       9,630,417               136,601
Richard M. Kleberg III       9,658,967               108,051
Quincy Lee                   9,618,039               148,979
Robert S. McClane            9,611,462               155,556
J. Gordon Muir, Jr.          9,629,422               137,614
William B. Osborn, Jr.       9,629,921               137,097
Robert G. Pope               9,649,835               117,183
Herman J. Richter            9,602,135               164,883
Curtis Vaughan, Jr.          9,629,227               137,791

2.  Selection of Independent Auditors

   Total Votes For      9,750,841
   Total Votes Against     10,056
   Total Abstentions        6,121



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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   August 9, 1995                         By:/s/ Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)