Form 10-Q
period 1995-09-30
CULLEN FROST BANKERS INC
filed 1995-11-07
CIK 39263

Securities and Exchange Commission
                              Washington, D.C. 20549




                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended September 30, 1995          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At October 31, 1995 there were 11,190,225 shares of Common Stock, $5 par value, outstanding.

Part I. Financial Information


Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)       Three Months Ended      Nine Months Ended
                                                  September 30            September 30
                                              --------------------    -------------------
                                                1995         1994       1995        1994
                                              -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                        $39,721      $27,821   $110,467     $76,823
 Securities:
    Taxable                                    24,951       24,259     73,813      70,313
    Tax-exempt                                     84           84        258         265
                                              -------      -------    -------     -------
      Total Securities                         25,035       24,343     74,071      70,578
 Time Deposits                                   ---          ---        ---            2
 Federal funds sold and securities
  purchased under resale agreements             1,660          506      4,781       3,045
                                              -------      -------    -------     -------
      Total Interest Income                    66,416       52,670    189,319     150,448
INTEREST EXPENSE
 Deposits                                      23,476       16,128     64,484      44,467
 Federal funds purchased and securities
   sold under repurchase agreements             3,506        1,739     11,731       4,372
 Long-term notes payable and other borrowings     296         ---         403        ---
                                              -------      -------    -------     -------
      Total Interest Expense                   27,278       17,867     76,618      48,839
                                              -------      -------    -------     -------
      Net Interest Income                      39,138       34,803    112,701     101,609
Provision for possible loan losses              1,500         ---       4,772         ---
                                              -------      -------    -------     -------
      Net Interest Income After Provision
      For Possible Loan Losses                 37,638       34,803    107,929     101,609
NON-INTEREST INCOME
 Trust department                               7,720        7,628     23,841      22,024
 Service charges on deposit accounts            7,548        7,385     22,086      21,121
 Other service charges, collection and
    exchange charges, commissions and fees      2,900        2,483      8,096       7,001
 Net gain (loss) on securities transactions      ---           (51)        93        (491)
 Other                                          2,898        4,008     10,109      10,085
                                              -------      -------    -------     -------
      Total Non-Interest Income                21,066       21,453     64,225      59,740
NON-INTEREST EXPENSE
 Salaries and wages                            15,094       13,030     43,026      39,436
 Pension and other employee benefits            2,609        2,734      7,786       8,691
 Net occupancy of banking premises              4,532        4,232     13,438      12,495
 Furniture and equipment                        2,780        2,770      7,890       7,870
 Provision for real estate losses                 100         ---         600         ---
 Restructuring costs                             ---           830        400         830
 Other                                         15,194       17,888     46,871      49,188
                                              -------      -------    -------     -------
     Total Non-Interest Expense                40,309       41,484    120,011     118,510
                                              -------      -------    -------     -------
   Income Before Income Taxes                  18,395       14,772     52,143      42,839
Income Taxes                                    6,442        5,278     18,328      15,005
                                              -------      -------    -------     -------
     Net Income                               $11,953      $ 9,494   $ 33,815     $27,834
                                              =======      =======    =======     =======
Net Income per common share:
Primary                                       $  1.05      $   .84    $  2.99     $  2.48
Fully diluted                                    1.05          .84       2.97        2.48
Dividends per share                               .35          .15        .79         .45

See notes to consolidated financial statements.



Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)
                                                  September 30  December 31  September 30
                                                     1995          1994         1994
                                                  ------------  -----------  ------------
Assets
Cash and due from banks                           $  365,435    $  365,792   $  320,819
Time deposits                                             11            12           12
Securities held to maturity                          968,956     1,051,245    1,079,814
Securities available for sale                        590,768       542,797      600,599
Federal funds sold and securities
  purchased under resale agreements                  105,667       167,550       82,241
Loans, net of unearned discount of $1,728 at
  September 30, 1995, $3,487 at December 31, 1994
  and $4,338 at September 30, 1994                 1,761,272     1,483,293    1,370,476
    Less: Allowance for possible loan losses         (30,600)      (25,741)     (25,467)
                                                  ----------    ----------   ----------
      Net Loans                                    1,730,672     1,457,552    1,345,009
Banking premises and equipment                        90,673        88,667       89,695
Accrued interest and other assets                    150,605       120,105      125,765
                                                  ----------    ----------   ----------
      Total Assets                                $4,002,787    $3,793,720   $3,643,954
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  724,313    $  710,138   $  710,644
  Correspondent banks                                 92,026        77,425       92,158
  Public funds                                        41,511        44,740       37,782
                                                  ----------    ----------   ----------
     Total demand deposits                           857,850       832,303      840,584
Time Deposits:
  Savings and Interest-on-Checking                   711,096       763,300      766,516
  Money market deposit accounts                      684,385       559,153      570,526
  Time accounts                                    1,053,116       842,520      850,339
  Public funds                                       163,250        90,686       73,934
                                                  ----------    ----------   ----------
     Total time deposits                           2,611,847     2,255,659    2,261,315
                                                  ----------    ----------   ----------
     Total deposits                                3,469,697     3,087,962    3,101,899
Federal funds purchased and securities
  sold under repurchase agreements                   119,547       370,235      199,047
Accrued interest and other liabilities                83,393        40,086       54,215
                                                  ----------    ----------   ----------
     Total Liabilities                             3,672,637     3,498,283    3,355,161
Shareholders' Equity
Common stock, par value $5 per share                  55,904        55,615       55,450
  Shares authorized: 30,000,000
  Shares outstanding: 11,180,822;
    11,123,062; and 11,089,986
Surplus                                              117,912       116,362      115,519
Retained earnings                                    149,930       126,038      119,057
Unrealized gain (loss) on securities available
  for sale, net of tax                                 6,404        (2,578)      (1,233)
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      330,150       295,437      288,793
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $4,002,787    $3,793,720   $3,643,954
                                                  ==========    ==========   ==========

See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                      Unrealized
                                                                    Gain (Loss) on
                                                                      Securities
                                          Common            Retained  Available
                                          Stock   Surplus   Earnings  for Sale    Total
                                        --------  --------  --------  --------  --------
Balance at January 1, 1994              $ 55,046  $113,385  $ 95,978  $  9,124  $273,533
  Net income for the year ended
    December 31, 1994                                         37,423              37,423
  Proceeds from employee stock
    purchase plan and options                537     2,553       (29)              3,061
  Tax benefit related to exercise
    of stock options                                   256                           256
  Loan payments from employee stock
    ownership plan                                               170                 170
  Issuance of restricted stock                32       168                           200
  Restricted stock plan deferred
    compensation expense, net                                    (89)                (89)
  Unrealized loss on securities
    available for sale, net of tax                                     (11,702)  (11,702)
  Cash dividend                                               (7,415)             (7,415)
                                        --------  --------  ---------  --------  -------
Balance at December 31, 1994              55,615   116,362   126,038    (2,578)  295,437
  Net income for the nine months
    ended September 30, 1995                                  33,815              33,815
  Proceeds from employee stock
    purchase plan and options                157       218                           375
  Tax benefit related to exercise
    of stock options                                   254                           254
  Issuance of restricted stock               132     1,078                         1,210
  Restricted stock plan deferred
    compensation expense, net                                 (1,119)             (1,119)
  Adjustment to unrealized gain
    on securities available for
    sale, net of tax                                                     8,982     8,982
  Cash dividend                                               (8,804)             (8,804)
                                        --------  --------  --------  --------  --------
Balance at September 30, 1995           $ 55,904  $117,912  $149,930  $  6,404  $330,150
                                        ========  ========  ========  ========  ========




See notes to consolidated financial statements.



Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                          Nine Months Ended
                                                             September 30
                                                          ------------------
                                                            1995       1994
                                                          -------    -------
Operating Activities
Net income                                               $ 33,815   $ 27,834
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                      4,772       ---
    Provision for real estate losses                          600       ---
    (Provision) credit for deferred taxes                    (843)     2,123
    Accretion of discounts on loans                        (1,535)    (3,888)
    Accretion of securities' discounts                    (12,796)    (7,894)
    Amortization of securities' premiums                    1,691      2,748
    Net (gain) loss on securities transactions                (93)       491
    Net gain on sale of assets                             (2,473)    (1,648)
    Depreciation and amortization                          13,720     13,791
    Increase in interest receivable                        (2,974)    (1,525)
    Increase in interest payable                            1,957        439
    Restructuring accrual                                    (306)    (1,067)
    Net change in other assets and liabilities             23,674     10,573
                                                         ---------  --------
      Net cash provided by operating activities            59,209     41,977

Investing Activities
Proceeds from maturities of securities held to maturity    81,828    116,865
Purchases of securities held to maturity                     (833)  (209,115)
Proceeds from sales of securities available for sale       28,412     10,515
Proceeds from maturities of securities available for sale 475,110    252,232
Purchases of securities available for sale               (488,810)  (256,168)
Net increase in loans                                    (153,671)  (119,390)
Net increase in bank premises and equipment                (4,658)   (10,271)
Proceeds from sales of repossessed properties               1,081      2,030
Net cash and cash equivalents received from
    bank acquisitions/exchange                              8,734      2,599
                                                         ---------  --------
  Net cash used by investing activities                   (52,807)  (210,703)

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                       75,282    (28,047)
Net increase (decrease) in certificates of deposit        122,707    (17,391)
Net increase (decrease) in short-term borrowings         (259,413)    34,928
Proceeds from employee stock purchase
  plan and options                                          1,585      2,318
Dividends paid                                             (8,804)    (4,971)
                                                         ---------  --------
     Net cash used by financing activities               ( 68,643)   (13,163)
                                                         ---------  --------
     Decrease in cash and cash equivalents               ( 62,241)  (181,889)
Cash and cash equivalents at beginning of year            533,354    584,961
                                                         ---------  --------
     Cash and cash equivalents at the end
       of the period                                     $471,113   $403,072
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 74,661   $ 48,399
  Loans originated to facilitate the sale
    of repossessed properties                                 351      1,067
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


                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
(in thousands)                                        1995       1994
-----------------------------------------------------------------------
Balance at beginning of the period                  $25,741    $26,298
Provision for possible loan losses                    4,772        ---
Changes related to disposition of bank subsidiary       ---     (2,684)
Net charge-offs:
  Losses charged to the allowance                    (4,373)    (3,214)
  Recoveries                                          4,460      5,067
                                                    -------    -------
    Net recoveries                                       87      1,853
                                                    -------    -------
Balance at end of the period                        $30,600    $25,467
                                                    =======    =======


     The Corporation adopted Statement of Financial Accounting Standards No. 114("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure"
("SFAS 118"), effective January 1, 1995. In accordance with SFAS 114 and 118, a loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. In accordance with SFAS 114 and 118, loans previously classified as in-substance foreclosure but for which the Corporation had not taken possession of the collateral were reclassified to loans. This reclassification did not materially impact the Company's financial condition or results of operations. At September 30, 1995, the recorded investment in impaired loans totaled $8,009,000 of which $5,308,000 related to loans with no valuation reserve and $2,701,000 related to loans with a valuation reserve of $502,000. All the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. The average recorded investment in the impaired loans during the three months and nine months ended September 30, 1995, was approximately $8,734,000 and $8,595,000, respectively. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. The Corporation did not recognize interest revenue on impaired loans for the three and nine months ended September 30, 1995.

     SFAS 114 and SFAS 118 consider a loan to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. SFAS 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment.


Earnings Per Common Share

    The weighted average number of shares used to compute per common share earnings, including common stock equivalents where applicable, were:


                              Three Months Ended             Nine Months Ended
                                 September 30                  September 30
                           ------------------------      ------------------------
                              1995          1994            1995          1994
                           ------------------------      ------------------------
Primary                    11,364,097    11,241,686      11,316,543    11,214,416

Fully Diluted              11,373,158    11,245,899      11,369,554    11,225,500


Income Taxes

     Tax expense for the third quarter of 1995 was $6,442,000. This amount consisted of current tax expense of $7,308,000 and deferred tax benefit of $866,000. Year-to-date tax expense was $18,328,000, consisting of current tax expense of $19,171,000 and deferred tax benefit of $843,000. Net deferred tax assets were $12,473,000 at September 30, 1995, with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years and the future reversal of existing taxable temporary differences. The tax expense for the third quarter of 1994 was $5,278,000. Income tax payments for the first nine months of 1995 and 1994 were $17,936,000 and $12,513,000, respectively.


Acquisitions

     On April 4, 1995, the Corporation acquired Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas with $49 million in deposits. On May 19, 1995, the Corporation acquired National Commerce Bank in Houston, Texas with $101 million in deposits. On July 21, 1995, the Corporation acquired the two San Antonio branches of Comerica Bank Texas, with $34 million in deposits. In addition, on September 5, 1995, the Corporation entered into a definitive agreement to acquire S.B.T. Bancshares, Inc. which owns State Bank and Trust in San Marcos, Texas with $100 million in deposits. Also, on October 20, 1995, the Corporation signed a definitive agreement to acquire the five offices of Park National Bank in Houston, Texas with $210 million in deposits.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations



Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)


Results of Operations
     Cullen/Frost Bankers, Inc. reported net income of $11,953,000 or $1.05 per common share for the quarter ended September 30, 1995 compared to $9,494,000 or $.84 per common share for the third quarter of 1994 and net income of $11,223,000 or $.99 per common share for the second quarter of 1995. Net income for the nine months ended September 30, 1995 was $33,815,000 or $2.99 per common share compared to $27,834,000 or $2.48 per common share for the same period of 1994.
     On April 4, 1995, the Corporation completed the acquisition of Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas ("Valley") with $49 million in deposits. On May 19, 1995, the acquisition of National Commerce Bank in Houston ("NCB") with its three branch locations and $101 million in deposits was completed. On July 21, 1995, the Corporation acquired the two San Antonio branches of Comerica Bank Texas with approximately $34 million in deposits. These acquisitions were accounted for as purchase transactions, and as such, the results of operations are included in the financial information that follows from the date of acquisition. The acquisitions did not have a material impact on the third quarter net income and are not expected to have a material impact on the Corporation's 1995 net income. In addition, during the third quarter of 1995, the Corporation entered into definitive agreements to acquire S.B.T. Bancshares, Inc., which owns State Bank and Trust Company, of San Marcos, Texas with $100 million in deposits and Park National Bank of Houston, Texas, with $211 million in deposits. These acquisitions are expected to be completed in the first quarter of 1996 following shareholder action and the receipt of normal regulatory approvals.
     The results of operations are included in the material that follows. Certain balances have been reclassified as a result of the adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure" ("SFAS 118"), effective January 1, 1995. The adoption of these standards did not have a material impact on the Corporation's financial position or results of operations. Other reclassifications have been made to make prior quarters comparable. All balance sheet figures are presented in averages unless otherwise noted.

                                                Summary of Operations
                                    -------------------------------------------------
                                                               Three Months Ended
                                     Nine Months Ended    ----------------------------
                                        September 30              1995          1994
                                    ------------------    ------------------   -------
                                       1995     1994      Sept 30   June 30    Sept 30
--------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                  $113,332  $102,063     $39,401   $37,540   $34,960
Taxable-equivalent adjustment           631       454         263       189       157
                                   --------   -------     -------   -------   -------
Net interest income                 112,701   101,609      39,138    37,351    34,803
Provision for possible
  loan losses                         4,772       ---       1,500     2,772       ---
Non-Interest income:
  Net gain (loss) on securities
     transactions                        93      (491)        ---       ---       (51)
  Other                              64,132    60,231      21,066    22,743    21,504
                                    -------   -------     -------   -------   -------
    Total non-interest income        64,225    59,740      21,066    22,743    21,453
Non-Interest expense:
  Restructuring costs                   400       830         ---       ---       830
  Provision for real estate losses      600       ---         100       ---       ---
  Other                             119,011   117,680      40,209    39,932    40,654
                                    -------   -------     -------   -------   -------
    Total non-interest expense      120,011   118,510      40,309    39,932    41,484
                                    -------   -------     -------   -------   -------

Income before income taxes           52,143    42,839      18,395    17,390    14,772
Income Taxes                         18,328    15,005       6,442     6,167     5,278
                                    -------   -------     -------   -------   -------
Net Income                         $ 33,815  $ 27,834     $11,953   $11,223   $ 9,494
                                    =======   =======     =======   =======   =======

Net Income per common share:
  Primary                           $  2.99  $   2.48     $  1.05   $   .99   $   .84
  Fully Diluted                        2.97      2.48        1.05       .99       .84

Return on Average Assets               1.16%     1.02%       1.18%     1.16%     1.03%

Return on Average Equity              14.20     13.07       14.43     14.06     12.91


Net Interest Income
      The increase in net interest income from the second quarter of 1995 and the third quarter of 1994 reflects increased loan volumes and the favorable impact of the acquisitions. The net interest margin was 4.58 percent for the third quarter of 1995 compared to 4.52 percent and 4.48 percent for the second quarter of 1995 and third quarter of 1994, respectively. Net interest spread of 3.81 percent increased nine basis points from the second quarter of 1995 and decreased seven basis points from the third quarter of 1994. The net interest spread increase from the second quarter of 1995 was primarily a result of lower deposit costs. The decrease from the third quarter of 1994 resulted from narrower spreads between loan yields and deposit costs.


                                              Change in Net Interest Income
                            ----------------------------------------------------------------
                             Third Quarter         Third Quarter        Year-to-Date
                                 1995                  1995                 1995
                                  vs.                   vs.                  vs.
                             Third Quarter        Second Quarter        Year-to-Date
                                 1994                  1995                 1994
                            ----------------------------------------------------------------
                                 Percentage of          Percentage of          Percentage of
                         Amount  Total Change   Amount  Total Change   Amount  Total Change
--------------------------------------------------------------------------------------------
Due to volume           $ 4,273     96.22%     $ 1,113     59.81%     $ 9,845     87.36%
Due to interest rate
  spread                    168      3.78          748     40.19        1,424     12.64
                        -------    -------     -------    -------     -------    -------
                        $ 4,441    100.00%     $ 1,861    100.00%     $11,269    100.00%
                        =======    =======     =======    =======     =======    =======



Non-Interest Income

                                       Nine Months Ended           Three Months Ended
                                          September 30       ------------------------------
                                       ------------------            1995             1994
                                                             --------------------   -------
Non-Interest Income                       1995      1994     Sept 30    June 30    Sept 30
-------------------------------------------------------------------------------------------
Trust department                        $23,841   $22,024    $ 7,720    $ 8,070    $ 7,628
Service charges on deposit accounts      22,086    21,121      7,548      7,484      7,385
Other service charges, collection
  and exchange charges, commissions
  and fees                                8,096     7,001      2,900      2,840      2,483
Net gain (loss) on securities
  transactions                               93      (491)       ---        ---        (51)
Other                                    10,109    10,085      2,898      4,349      4,008
                                        -------   -------    -------    -------    -------
    Total                               $64,225   $59,740    $21,066    $22,743    $21,453
                                        =======   =======    =======    =======    =======

For the third quarter 1995...

     Total non-interest income was down $1.7 million or 7.4 percent compared to the second quarter of 1995 and down 1.8 percent from the third quarter of 1994. Second quarter results were favorably impacted by the transfer of Frost Bank's municipal bond administration business to The Bank of New York and the absence of such business had a negative impact on third quarter non interest income.
     Trust fee income decreased 4.3 percent from last quarter and was up slightly from the third quarter of 1994. The decrease from the second quarter can be attributed to lower tax fees, which are typically highest in the second quarter, and lower corporate trust income which is directly related to the sale of the Corporation's municipal bond administration business to The Bank of New York in the second quarter.
     Service charges on deposit accounts were up slightly compared to the second quarter of this year and increased 2.2 percent from the third quarter of 1994. Most of the increase from the third quarter last year results from service charges related to the recent acquisitions. Other service charges increased 2.1 percent compared to the second quarter of 1995 and 16.8 percent compared to the third quarter of 1994. The increase from the third quarter of 1994 is mainly due to bankcard discounts and fees from the sale of mutual funds.
     Other non-interest income decreased $1.5 million or 33.4 percent from the second quarter of this year and $1.1 million or 27.7 percent compared to the third quarter of 1994. Most of the decrease from the second quarter is due to the gain recognized on the transfer of the bond administration business and lower gains on the sales of foreclosed assets. The decrease from the third quarter of 1994 is mostly due to lower income from foreclosed properties.

For the nine months ended September 30, 1995...

     Non-interest income rose $4.5 million or 7.5 percent compared to the same period last year. Trust income increased $1.8 million or 8.3 percent due to improved financial market conditions and a higher fee structure that was implemented in the second quarter last year. Service charges on deposit accounts increased $965,000 or 4.6 percent compared to the same period last year. Most of the increase is due to higher volumes. Other service charges rose $1.1 million or 15.6 percent compared to the same period one year ago. The increase is mainly due to bankcard income, fees from the sale of mutual funds and higher loan prepayment penalty fees. Other income is unchanged compared to the same period last year, while income from securities transactions is up $584,000 as a result of a loss recognized in the third quarter of last year.

Non-Interest Expense

                                                                    Three Months Ended
                                       Nine Months Ended     ------------------------------
                                          September 30               1995             1994
                                       ------------------    --------------------   -------
Non-Interest Expense                     1995        1994     Sept 30    June 30    Sept 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $ 43,026   $ 39,436    $15,094    $14,395    $13,030
Pension and other employee benefits       7,786      8,691      2,609      2,371      2,734
Net occupancy of banking premises        13,438     12,495      4,532      4,323      4,232
Furniture and equipment                   7,890      7,870      2,780      2,550      2,770
Restructuring costs                         400        830        ---        ---        830
Other                                    46,871     49,188     15,194     16,293     17,888
                                       --------   --------    -------    -------    -------
                                        119,411    118,510     40,209     39,932     41,484
Provision for real estate losses            600       ---         100        ---       ---
                                       --------   --------    -------    -------    -------
      Total                            $120,011   $118,510    $40,309    $39,932    $41,484
                                       ========   ========    =======    =======    =======


For the third quarter 1995...

     Non-interest expense was flat compared to last quarter and decreased $1.2 million or 2.8 percent compared to the third quarter of 1994.
     Salaries and wages increased 4.9 percent from the second quarter of 1995 and 15.8 percent from the third quarter of 1994. The majority of the increase from both periods is due to acquisitions. Pension and employee benefits increased 10.0 percent compared to the second quarter of 1995 and decreased
4.6 percent compared to the third quarter of 1994. The second quarter benefits expense was favorably impacted by a refund on workers' compensation insurance, while the decrease from the third quarter of 1994 is primarily due to lower medical insurance expense.
     Net occupancy of banking premises expense increased 4.8 percent from the second quarter of 1995 and 7.1 percent from the third quarter of 1994. Most of the increase from both periods results from the recent acquisitions.
     Furniture and equipment expense increased 9.0 percent from the second quarter of 1995 and was flat compared to the third quarter of 1994. Approximately 40 percent of the increase from the second quarter is due to the recent acquisitions. The remainder of the increase is due to higher equipment rental and service contracts expense.
     Other non-interest expenses decreased 6.7 percent from the second quarter of 1995 and 15.1 percent from the third quarter of 1994 mostly due to a reduction in FDIC insurance premiums. Under current FDIC guidelines, the new assessment rate imposed on banks ranges from 4 cents for each $100 of domestic deposits (for well capitalized banks in the highest of three supervisory rating categories) to 31 cents (for inadequately capitalized banks in the lowest of the three supervisory rating categories). This is a decrease from the previous assessment range of 23 cents to 31 cents for those respective categories for each $100 of domestic deposits. Timing of charitable contributions also accounts for a portion of the decrease from the third quarter of 1994.

For the nine months ended September 30, 1995...

     Total non-interest expense was up $1.5 million or 1.3 percent compared to the same period one year ago. Salaries and wages were up $3.6 million or 9.1 percent compared to the same period one year ago primarily because of the acquisitions. Pension and other benefits decreased 10.4 percent from the same period last year due to lower medical insurance expense and a refund on workers' compensation insurance. Net occupancy of banking premises increased $943,000 primarily due to higher property taxes, increased lease expense as a result of acquisitions, and building maintenance expenses, while furniture and equipment expense remained unchanged. Other non-interest expenses decreased $2.3 million primarily because of the reduction in the required FDIC insurance premium. Year-to-date 1995 non-interest expenses also include a $400,000 restructuring charge related to the market valuation of bank premises available for sale and a $600,000 provision for foreclosed real estate losses. The same period last year included an $830,000 restructuring charge and no provision for foreclosed real estate losses.

Income Taxes
     Tax expense for the third quarter of 1995 was $6,442,000. This compares to tax expense of $5,278,000 for the third quarter of 1994. The Corporation has an effective tax rate for 1995 and 1994 which approximates the statutory rate of 35 percent.

Balance Sheet
     The acquisitions, higher brokered deposits (which averaged $48,111,000 for the quarter) and public funds are the primary reasons for average balance sheet increases from a year ago. Average assets of $4,031,926,000 increased
3.6 percent and 10.7 percent from the second quarter of 1995 and the third quarter of 1994, respectively. Total deposits averaged $3,356,273,000 for the current quarter, up 4.6 percent from the previous quarter and up 7.8 percent when compared to the third quarter of 1994.


Loans


                                      1995                         1994
                            ------------------------    -------------------------
Loan Portfolio                            Percentage
Period-End Balances         September 30   of Total     December 31  September 30
---------------------------------------------------------------------------------
Commercial                  $  506,116      28.7%       $  375,085   $  327,985
Consumer                       380,559      21.6           331,039      312,422
Real estate                    810,188      46.0           714,518      681,897
Other                           66,137       3.8            66,138       52,510
Unearned discount               (1,728)      (.1)           (3,487)      (4,338)
                            ----------     ------       ----------   ----------
Total Loans                 $1,761,272     100.0%       $1,483,293   $1,370,476
                            ==========     ======       ==========   ==========

     Average loans for the third quarter of 1995 were $1,747,810,000. This represents an increase of 4.5 percent from the second quarter of 1995 and an increase of 29.3 percent from the third quarter of last year. At September 30, 1995 period-end loans totaled $1,761,272,000, up 1.1 percent from the previous quarter and up 28.5 percent from the same period last year. Most of the increase from the second quarter is attributable to consumer and commercial loans which increased $18 million and $11 million, respectively. This increase was partially offset by a $13 million decrease in real estate loans. During the third quarter, the Corporation continued its loan growth which is reflective of the improved economic conditions in the Texas markets served. Approximately one third of the increase in loans from a year ago resulted from acquisitions.

Real Estate Loans
     Real estate loans at September 30, 1995 were $810,188,000 or 46.0 percent of loans, compared to 49.8 percent a year ago. Residential permanent mortgage loans at September 30, 1995 were $332,469,000 compared to $326,213,000 at June 30, 1995 and $278,711,000 at September 30, 1994. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.

     At September 30, 1995, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $3,858,000, compared with $5,179,000 at June 30, 1995, and $3,685,000 at September 30, 1994.

                                                      1995               1994
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                          Sept 30      of Total      Sept 30
-------------------------------------------------------------------------------
Construction                                $ 45,329        5.6%       $ 37,827
Land                                          39,988        4.9          36,852
Permanent mortgages:
  Commercial                                 200,519       24.8         163,823
  Residential                                332,469       41.0         278,711
Other                                        191,883       23.7         164,684
                                            --------      ------       --------
                                            $810,188      100.0%       $681,897
                                            ========      ======       ========
Non-accrual and restructured                $ 12,606        1.7%       $ 14,659


Mexico
     The Corporation's cross border outstandings to Mexico, excluding $14,305,000 in loans secured by assets held in the United States, totaled $25,262,000 at September 30, 1995 or 1.4 percent of total loans. The peso devaluation which occurred in the fourth quarter of last year will continue to impact the demand for trade-related cross-border loans, except for those Mexican companies dealing in export trade. All of the Corporation's Mexican loans are either secured by liquid U.S. assets or are loaned to financial institutions to finance international trade transactions. Of the trade-related credits, approximately 68 percent are related to companies exporting from Mexico. As of September 30, 1995, none of the Mexican related loans were on non-performing status.


                                                        MEXICAN LOANS
                                                ----------------------------------------
September 30, 1995                              Amount       Percentage of Total Loans
----------------------------------------------------------------------------------------
Loans to financial institutions                $25,246              1.4%
Loans to private firms or individuals               16              ---
                                               -------             ----
                                               $25,262              1.4%
                                               =======             ====


Non-Performing Assets


                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
September 30, 1995                                Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual and restructured loans               $12,606   $1,322   $13,928
Foreclosed assets                                  2,699      528     3,227
                                                 -------   ------   -------
     Total                                       $15,305   $1,850   $17,155
                                                 ========  ======   =======
As a percentage of total
  non-performing assets                             89.2%    10.8%    100.0%


     Non-performing assets totaled $17,155,000 at September 30, 1995, down 3.5 percent from $17,768,000 at June 30, 1995 and down 16.4 percent from $20,509,000 at September 30, 1994. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .97 percent at September 30, 1995 from 1.49 percent one year ago.

     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $278,000 or $.02 per common share for the third quarter of 1995, compared to approximately $374,000 or $.03 per common share for the third quarter of 1994 and $287,000 or $.03 per common share for the second quarter of 1995. For the nine months ended September 30, 1995, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $861,000 or $.08 per common share, compared with approximately $1,152,000 or $.10 per common share for the comparable period last year.
Total loans 90 days past due (excluding non-accrual and restructured loans) were $5,964,000 at September 30, 1995, compared to $6,440,000 at June 30, 1995, and $5,423,000 at September 30, 1994.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $30,600,000 or 1.74 percent of period-end loans at September 30, 1995, compared to $28,886,000 or 1.66 percent at June 30, 1995 and $25,467,000 or 1.86 percent at September 30, 1994. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 219.7 percent at September 30, 1995, compared to
204.4 percent at June 30, 1995 and 159.0 percent at the end of the third quarter of 1994.
     The Corporation recorded a $1,500,000 provision for possible loan losses during the third quarter of 1995. This compares to $2,772,000 for the previous quarter and no provision for possible loan losses recorded during 1994. The provision is reflective of the continued growth in the loan portfolio. Net recoveries in the third quarter of 1995 totaled $214,000, compared to net charge-offs of $771,000 for the second quarter of 1995 and $180,000 for the third quarter of 1994.


                                             NET CHARGE-OFFS (RECOVERIES)
                                        ---------------------------------------
                                                     1995                1994
                                        ----------------------------   --------
                                         Third   Percentage  Second     Third
                                        Quarter   of Total   Quarter   Quarter
-------------------------------------------------------------------------------
Real Estate                            $  (118)      55.1%   $  (227)  $   805
Commercial and industrial                 (690)     322.5       (129)     (810)
Consumer                                   608     (284.1)     1,127       221
Other, including foreign                   (14)       6.5        ---       (36)
                                       --------    -------   -------   --------
                                       $  (214)     100.0%   $   771   $   180
                                       ========    =======   =======   ========

Provision for possible loan losses     $ 1,500               $ 2,772   $   ---
Allowance for possible loan losses      30,600                28,886    25,467


Capital and Liquidity

     At September 30, 1995, shareholders' equity was $330,150,000 compared to $288,793,000 at September 30, 1994 and $321,660,000 at June 30, 1995. The
Corporation increased its cash dividend to $.35 per common share in the third quarter of 1995 from $.22 per common share in the second quarter of 1995 and $.15 per common share for the third quarter a year ago. This equates to a dividend payout ratio of 32.7 percent, 21.8 percent and 17.5 percent for the third and second quarters of 1995 and the third quarter of 1994, respectively.
     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital on a risk adjusted basis taking into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

     The following summarizes capital information for the Corporation at September 30, 1995 and September 30, 1994.


                                             September 30, 1995       September 30, 1994
                                            -------------------      -------------------
Capital                                       Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------------
Risk-Based
    Tier 1 Capital                         $  269,969     13.03%    $  248,947     14.88%
    Tier 1 Capital Minimum requirement         82,905      4.00         66,917      4.00

    Total Capital                          $  295,935     14.28%    $  269,914     16.13%
    Total Capital Minimum requirement         165,810      8.00        133,834      8.00
    Risk-adjusted assets, net of goodwill  $2,072,629               $1,672,931
Leverage ratio                                             6.80%                    6.92%
Average equity as a percentage
of average assets                                          8.19                     7.82


     In December of 1991, the FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers. Federal banking agencies adopted final rules effective December 16, 1992 relating to these tiers. At September 30, 1995, both of the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest regulatory category. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at September 30, 1995.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flows from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                          September 30, 1995         September 30, 1994
                                       ------------------------   --------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                      --------   -------  ------    --------   -------  -----
ASSETS
Time deposits                       $       17  $    ---  3.88%   $       75  $      2  3.41%
Securities:
 U.S. Treasury                         235,723    10,583  6.00       277,015     8,971  4.33
 U.S. Government agencies
  and corporations                   1,308,612    62,711  6.39     1,362,043    60,058  5.88
 States and political subdivisions       5,952       412  9.22         6,013       428  9.49
 Other                                  10,441       504  6.43        31,141     1,264  5.43
                                     ---------   -------           ----------   -------
Total securities                     1,560,728    74,210  6.34     1,676,212    70,721  5.63
Federal funds sold and securities
  purchased under resale agreements    110,208     4,781  5.72       119,533     3,045  3.36
Loans, net of unearned discount      1,649,910   110,959  8.99     1,314,454    77,134  7.85
                                     ---------   -------          ----------   -------
Total Earning Assets and
    Average Rate Earned              3,320,863   189,950  7.64     3,110,274   150,902  6.48
Cash and due from banks                365,313                       337,551
Allowance for possible loan losses     (27,602)                      (26,270)
Banking premises and equipment          90,653                        89,320
Accrued interest and other assets      140,033                       130,545
                                     ---------                    ----------
  Total Assets                      $3,889,260                    $3,641,420
                                    ==========                    ==========
LIABILITIES
Demand deposits:
 Commercial and individual          $  688,880                    $  669,699
 Correspondent banks                   124,648                       126,787
 Public funds                           35,301                        38,752
                                     ---------                     ---------
     Total demand deposits             848,829                       835,238
Time deposits:
 Savings and Interest-on-Checking      727,069     9,931  1.83       809,189    10,869  1.80
 Money market deposit accounts         587,775    16,704  3.80       540,509    11,007  2.72
 Time accounts                         944,952    34,888  4.94       857,476    20,932  3.26
 Public funds                           93,696     2,961  4.23        81,253     1,659  2.73
                                     ---------   -------           ---------   -------
    Total Time deposits              2,353,492    64,484  3.66     2,288,427    44,467  2.60
                                     ---------                     ---------
  Total Deposits                     3,202,321                     3,123,665
Federal funds purchased and securities
  sold under resale agreements         294,642    11,731  5.25       177,098     4,372  3.26
Long-term notes payable                   ---        ---   ---           ---       ---   ---
Other borrowings                         9,988       403  5.40           ---       ---   ---
                                     ---------   -------          ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,658,122    76,618  3.85     2,465,525    48,839  2.65
                                     ---------   -------  ----    ----------   -------  ----
Accrued interest and other liabilities  63,895                        55,945
                                     ---------                    ----------
Total Liabilities                    3,570,846                     3,356,708
SHAREHOLDERS' EQUITY                   318,414                       284,712
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $3,889,260                    $3,641,420
                                    ==========                    ==========
Net interest income                             $113,332                      $102,063
                                                 =======                       =======
Net interest spread                                       3.79%                         3.85%
                                                          =====                         =====
Net interest income to total average earning assets       4.56%                         4.39%
Net interest income to total average earning              =====                         =====
  assets - with federal funds net                         4.72%                         4.57%
*Taxable-equivalent basis assuming a 35% tax rate.        =====                         =====


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                          September 30, 1995           June 30, 1995
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                      --------   -------  -----    --------  -------  -----
ASSETS
Time deposits                       $       15   $   ---  3.52%  $       21  $   ---  3.81%
Securities:
 U.S. Treasury                         255,079     3,848  5.99      227,406    3,489  6.15
 U.S. Government agencies
  and corporations                   1,301,094    21,001  6.46    1,307,456   20,917  6.40
 States and political subdivisions       5,647       134  9.49        6,551      144  8.77
 Other                                   6,447        97  6.03        7,238      115  6.37
                                     ---------   -------          ---------  -------
     Total securities                1,568,267    25,080  6.39    1,548,651   24,665  6.37
Federal funds sold and securities
  purchased under resale agreements    114,483     1,660  5.67      111,611    1,628  5.77
Loans, net of unearned discount      1,747,810    39,939  9.07    1,671,840   37,811  9.07
                                     ---------   -------          ---------  -------
Total Earning Assets and
    Average Rate Earned              3,430,575    66,679  7.73    3,332,123   64,104  7.71
Cash and due from banks                392,513                      359,029
Allowance for possible loan losses     (29,708)                     (27,176)
Banking premises and equipment          92,132                       91,634
Accrued interest and other assets      146,414                      137,257
                                     ---------                    ---------
  Total Assets                      $4,031,926                   $3,892,867
                                    ==========                   ==========
LIABILITIES
Demand deposits:
 Commercial and individual          $  705,914                   $  685,220
 Correspondent banks                   134,085                      121,666
 Public funds                           37,277                       32,193
                                    ----------                   ----------
     Total demand deposits             877,276                      839,079
Time deposits:
 Savings and Interest-on-Checking      720,160     2,908  1.60      727,039    3,562  1.97
 Money market deposit accounts         638,351     6,238  3.88      564,081    5,408  3.85
 Time accounts                       1,006,887    13,061  5.15      992,628   12,737  5.15
 Public funds                          113,599     1 269  4.43       84,904      916  4.33
                                    ----------   -------         ----------  -------
    Total time deposits              2,478,997    23,476  3.76    2,368,652   22,623  3.83
                                    ----------   -------         ----------  -------
  Total Deposits                     3,356,273                    3,207,731
Federal funds purchased and securities
  sold under resale agreements         258,409     3,506  5.31      290,927    3,834  5.21
Long term notes payable                    ---                          ---      ---  ---
Other borrowings                        21,818       296  5.38        7,906      107  5.44

Total Interest-Bearing Funds
  and Average Rate Paid              2,759,224    27,278  3.92    2,667,485   26,564  3.99
                                    ----------   -------  -----  ----------  ------- -----
Accrued interest and other liabilities  66,878                       66,070
                                    ----------                   ----------
Total Liabilities                    3,703,378                    3,572,634
SHAREHOLDERS' EQUITY                   328,548                      320,233
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,031,926                   $3,892,867
                                    ==========                   ==========
Net interest income                              $39,401                     $37,540
                                                 =======                     =======
Net interest spread                                       3.81%                       3.72%
                                                          ====                        ====
Net interest income to total average earning assets       4.58%                       4.52%
                                                          ====                        ====
Net interest income to total average earning
  assets- with federal funds net                          4.74%                       4.67%
                                                          ====                        ====
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                            March 31, 1995              December 31, 1994
                                     -------------------------------------------------------
                                                Interest                      Interest
                                      Average   Income/   Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost      Balance   Expense  Cost
                                     ---------  --------  -----   ---------   -------  -----
ASSETS
Time deposits                      $       15   $   ---   3.77%  $       17   $   ---  3.65%
Securities:
 U.S. Treasury                        224,345     3,246   5.87      263,293     3,193  4.81
 U.S. Government agencies
  and corporations                  1,317,465    20,793   6.31    1,361,448    20,896  6.14
 States and political subdivisions      5,659       134   9.48        5,680       134  9.47
 Other                                 17,763       292   6.65       23,265       355  6.04
                                    ---------    ------          ----------   -------
     Total securities               1,565,232    24,465   6.26    1,653,686    24,578  5.94
Federal funds sold and securities
  purchased under resale agreements   104,418     1,493   5.72       76,802     1,101  5.61
Loans, net of unearned discount     1,527,663    33,208   8.82    1,414,415    29,570  8.29
                                    ---------    ------           ---------    ------
Total Earning Assets and
    Average Rate Earned             3,197,328    59,166   7.47    3,144,920    55,249  6.99
Cash and due from banks               343,861                       353,406
Allowance for possible loan losses    (25,880)                      (25,763)
Banking premises and equipment         88,149                        89,754
Accrued interest and other assets     139,338                       145,624
                                    ---------                     ---------
  Total Assets                     $3,742,796                    $3,707,941
                                    =========                     =========
LIABILITIES
Demand deposits:
 Commercial and individual         $  675,170                    $  685,828
 Correspondent banks                  118,016                       117,378
 Public funds                          36,423                        37,876
                                      -------                     ---------
     Total demand deposits            829,609                       841,082
Time deposits:
 Savings and Interest-on-Checking     734,161     3,461   1.91      757,568     3,556  1.86
 Money market deposit accounts        560,032     5,057   3.66      567,203     4,703  3.29
 Time accounts                        833,435     9,090   4.42      846,069     8,432  3.95
 Public funds                          82,242       777   3.83      100,608       839  3.31
                                    ---------    ------           ---------   -------
    Total Time Deposits             2,209,870    18,385   3.37    2,271,448    17,530  3.06
                                    ---------    ------           ---------   -------
  Total Deposits                    3,039,479                     3,112,530
Federal funds purchased
  and other borrowings                335,436     4,391   5.24      234,678     2,793  4.66
                                    ---------    ------           ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             2,545,306    22,776   3.62    2,506,126    20,323  3.21
                                    ---------    ------   ----    ---------   -------  ----
Accrued interest and other liabilities 61,667                        66,924
                                    ---------                     ---------
Total Liabilities                   3,436,582                     3,414,132
SHAREHOLDERS' EQUITY                  306,214                       293,809
                                    ---------                     ---------
Total Liabilities and
  Shareholders' Equity             $3,742,796                    $3,707,941
                                    =========                    ==========
Net interest income                             $36,390                       $34,926
                                                =======                       =======
Net interest spread                                       3.85%                        3.78%
                                                          =====                        =====
Net interest income to total average earning assets       4.58%                        4.43%
                                                          =====                        =====
Net interest income to total average earning
  assets - with federal funds net                         4.74%                        4.54%
                                                          =====                        =====
* Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         September 30, 1994
                                      -------------------------
                                                Interest
                                      Average   Income/   Yield/
                                      Balance   Expense   Cost
                                     ---------  --------  -----
ASSETS
Time deposits                      $       15   $   ---   3.56%
Securities:
 U.S. Treasury                        284,653     3,047   4.25
 U.S. Government agencies
  and corporations                  1,392,808    20,800   5.97
 States and political subdivisions      5,689       135   9.48
 Other                                 26,621       407   5.69
                                    ---------    -------
     Total securities               1,709,771    24,389   5.70
Federal funds sold and securities
  purchased under resale agreements    51,091       506   3.87
Loans, net of unearned discount     1,351,462    27,932   8.20
                                    ---------    ------
Total Earning Assets and
    Average Rate Earned             3,112,339    52,827   6.76
Cash and due from banks               333,469
Allowance for possible loan losses    (25,763)
Banking premises and equipment         90,840
Accrued interest and other assets     129,698
                                    ---------
  Total Assets                     $3,640,583
                                    =========
LIABILITIES
Demand deposits:
 Commercial and individual         $  682,961
 Correspondent banks                  113,604
 Public funds                          39,251
                                    ---------
     Total demand deposits            835,816
Time deposits:
 Savings and Interest-on-Checking     790,578     3,595   1.80
 Money market deposit accounts        557,601     4,257   3.03
 Time accounts                        851,708     7,668   3.57
 Public funds                          77,021       608   3.13
                                    ---------   -------
    Total Time Deposits             2,276,908    16,128   2.81
                                    ---------   -------
  Total Deposits                    3,112,724
Federal funds purchased
  and other borrowings                182,217     1,739   3.73
                                    ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             2,459,125    17,867   2.88
                                    ---------   -------   ----
Accrued interest and other liabilities 53,807
                                    ---------
Total Liabilities                   3,348,748
SHAREHOLDERS' EQUITY                  291,835
                                    ---------
Total Liabilities and
  Shareholders' Equity             $3,640,583
                                    =========
Net interest income                             $34,960
                                                =======
Net interest spread                                       3.88%
                                                          =====
Net interest income to total average earning assets       4.48%
                                                          =====
Net interest income to total average earning
  assets - with federal funds net                         4.56%
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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   November 6, 1995                        By:
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                  Cullen/Frost Bankers, Inc.
                                       Form 10-Q
                                     Exhibit Index
Exhibit                        Description
-------                        -----------
11                             Statement re: Computation of Earnings per Share

27                             Statement re: Financial Data Schedule