Form 10-K405
period 1995-12-31
CULLEN FROST BANKERS INC
filed 1996-03-29
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                      Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

FOR THE TRANSITION PERIOD FROM _______ to  _______
Commission File Number   0-7275

                                CULLEN/FROST BANKERS, INC.
                 (Exact name of registrant as specified in its charter)

           Texas                                               74-1751768
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     100 W. Houston Street
      San Antonio, Texas                                           78205
-------------------------------                                   -------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (210) 220-4011 Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $5 Par Value
                               (with attached rights)
                             --------------------------
                                 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO
   ---     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $532,348,838 based on the closing price of such stock as of March 25, 1996.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                        Class                         March 25, 1996
             --------------------------              --------------
             Common Stock, $5 par value                11,213,693


                          DOCUMENTS INCORPORATED BY REFERENCE
(1) Annual Report to Shareholders for the Year Ended December 31, 1995 (Parts I & II)
(2) Proxy Statement for Annual Meeting of Shareholders to be held May 29, 1996 (Part III)

TABLE OF CONTENTS


PART I                                                                     Page
------                                                                     ----
ITEM  1.  BUSINESS                                                          1

ITEM  2.  PROPERTIES                                                        9

ITEM  3.  LEGAL PROCEEDINGS                                                 9

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               *


PART II
-------
ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK  AND RELATED STOCKHOLDER
          MATTERS                                                          10

ITEM  6.  SELECTED FINANCIAL DATA                                          10

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                            10

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      10

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                          *


PART III
--------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               11

ITEM 11.  EXECUTIVE COMPENSATION                                           11

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   11

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   11


PART IV
-------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K                                                         12





* Not Applicable

                                      PART I


Item 1.   BUSINESS
------------------

General

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Company"), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the BHC Act") and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The New Galveston Company, incorporated under the laws of Delaware, is a wholly owned second tier bank holding company subsidiary which owns all banking and non-banking subsidiaries. At December 31,1995, Cullen/Frost's principal assets consisted of all of the capital stock of two national banks. Including acquisitions completed in the first quarter of 1996, Cullen/Frost had 46 offices in six Texas banking markets with 18 locations in San Antonio, 14 in the Houston/Galveston area, five in Austin, five in the Corpus Christi area, three in San Marcos and one in McAllen. At December 31, 1995, Cullen/Frost had consolidated total assets of $4,200,211,000 and total deposits of $3,645,733,000. Based on information from the Federal Reserve Board, at December 31, 1995, Cullen/Frost was the largest of the 97 unaffiliated bank holding companies headquartered in Texas.
     Cullen/Frost provides policy direction to the Cullen/Frost subsidiary banks in, among others, the following areas: (i) asset and liability management; (ii) accounting, budgeting, planning and insurance; (iii) capitalization; (iv) regulatory compliance.



Cullen/Frost Subsidiary Banks
-----------------------------

     Each of the Cullen/Frost subsidiary banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The largest of these banks is The Frost National Bank ("Frost Bank"), the origin of which can be traced to a mercantile partnership organized in 1868. Frost Bank was chartered as a national banking association in 1899. At December 31, 1995, Frost Bank, which accounted for approximately 97 percent of consolidated assets, loans, and deposits of Cullen/Frost, was the largest bank headquartered in San Antonio and South Texas.

     The following table provides information as of December 31, 1995, as to total assets, total loans and total deposits of each of the Cullen/Frost subsidiary banks:


Name of Bank and Location               Total Assets      Total Loans     Total Deposits
-------------------------               ------------      -----------     --------------
The Frost National Bank,
 San Antonio, Corpus Christi,
 Austin, and Houston, Texas            $4,079,624,000    $1,760,242,000   $3,525,602,000
United States National Bank of Galveston
 Galveston, Texas                         137,505,000        56,113,000      125,470,000


Services Offered by the Cullen/Frost Subsidiary Banks
-----------------------------------------------------

Commercial Banking
     The subsidiary banks provide commercial services for corporations and other business clients. Loans are made for a wide variety of purposes, including interim construction financing on industrial and commercial properties and financing on equipment, inventories, accounts receivable, leverage buyouts and recapitalizations and turnaround situations. Frost Bank provides financial services to business clients on both a national and interna-tional basis.

Consumer Services
     The subsidiary banks provide a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, installment and real estate loans, drive-in and night deposit services, safe deposit facilities, credit card services and discount brokerage services.


International Banking
     Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. Such services consist of accepting deposits (in United States dollars only), making loans (in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds and, to a limited extent, dealing in foreign exchange. Reference is made to pages 19,20 and 25 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1995, which pages are incorporated herein by reference.

Trust Services
     The subsidiary banks provide a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts and the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 1995, trust assets with a market value of approximately $6.9 billion were being administered by the subsidiary banks.

Correspondent Banking
     Frost Bank acts as correspondent for approximately 258 financial institutions, primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers to the correspondents a full range of services including check clearing, transfer of funds, loan participations, and securities custody and clearance.

Discount Brokerage
     Frost Brokerage Services was formed in March 1986 to provide discount brokerage services and perform other transactions or operations related to the sale and purchase of securities of all types. Frost Brokerage Services is a subsidiary of Frost Bank.


Services Offered by the Cullen/Frost Non-Banking Subsidiaries
-------------------------------------------------------------
     Main Plaza Corporation ("Main Plaza") is a wholly owned non-banking subsidiary. Main Plaza occasionally makes loans to qualified borrowers. Loans are funded with borrowings against Cullen/Frost's current cash or borrowings against credit lines.

     Daltex General Agency, Inc. ("Daltex"), a wholly owned non-banking subsidiary, is a managing general insurance agency. Daltex provides vendor's single interest insurance.


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


Supervision and Regulation
--------------------------
Cullen/Frost
     Cullen/Frost is a legal entity separate and distinct from its bank subsidiaries and is a registered bank holding company under the BHC Act. The BHC Act generally prohibits Cullen/Frost from engaging in any business activity other than banking, managing and controlling banks, furnishing services to a bank which it owns and controls or engaging in non-banking activities closely related to banking.

     As a bank holding company, Cullen/Frost is primarily regulated by the Federal Reserve Board which has established guidelines with respect to the maintenance of appropriate levels of capital and payment of dividends by bank holding companies. Cullen/Frost is required to obtain prior approval of the Federal Reserve Board for the acquisition of more than five percent of the voting shares or certain assets of any company (including a bank) or to merge or consolidate with another bank holding company.

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

     The Comptroller of the Currency with respect to Cullen/Frost's bank subsidiaries has authority to prohibit a bank from engaging in what, in such agency's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that such agency could claim that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

     The principal source of Cullen/Frost's cash revenues is dividends from its bank subsidiaries, and there are certain limitations on the payment of dividends to Cullen/Frost by such bank subsidiaries. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In addition, a national bank may not pay dividends in an amount in excess of its undivided profits less certain bad debts. Although not necessarily indicative of amounts available to be paid in future periods, Cullen/Frost's subsidiary banks had approximately $18,846,000 available for payment of dividends at December 31, 1995.

Capital Adequacy
     Bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) is 8 percent. At least half of the total capital is to be comprised of common stock, retained earnings, perpetual preferred stocks, minority interests and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the allowance for loan and lease loss.

     In addition, bank regulators have established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3 percent for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to average total assets. The bank regulators have not advised Cullen/Frost or any bank subsidiary of any specific minimum leverage ratio applicable to it. For information concerning Cullen/Frost's capital ratios, see the discussion under the caption "Capital" on page 26 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1995, which discussion is incorporated herein by reference.

FDICIA
     The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, requires the Federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers:
"well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Under the final rules adopted by the Federal banking regulators relating to these capital tiers, an institution is deemed to be: well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; adequately capitalized if the institution has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater (or a leverage ratio of 3.0 percent for bank holding companies which meet certain specified criteria, including having the highest regulatory rating); undercapitalized if the institution has a total risk-based capital ratio that is less than 8.0 percent, a Tier 1 risk-based capital ratio less than 4.0 percent or a leverage ratio less than 4.0 percent (or a leverage ratio less than 3.0 percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines); significantly undercapitalized if the institution has a total risk-based capital ratio less than 6.0 percent, a Tier 1 risk-based capital ratio less than 3.0 percent, or a leverage ratio less than 3.0 percent; and critically undercapitalized if the institution has a ratio of tangible equity to total assets equal to or less than 2.0 percent.

     At December 31, 1995, the two subsidiaries of Cullen/Frost that are insured depository institutions -- Frost Bank and U.S. National Bank -- were considered "well capitalized". At December 31, 1995, the subsidiary banks capital ratios were as follows:



                          Leverage     Tier 1 Capital   Total Capital
                            Ratio          Ratio             Ratio
                          --------     --------------   -------------
Frost Bank                  5.58%           10.43%         11.68%
U. S. National Bank         8.06            16.39          17.66




     FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

     FDICIA also contains a variety of other provisions that affect the operations of Cullen/Frost, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch. The Federal regulatory agencies have issued standards establishing loan-to-value limitations on real estate lending. These standards have not had a significant effect on Cullen/Frost and are not expected to have a significant effect in the future.

     Any equity loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.


Deposit Insurance
-----------------
     Cullen/Frost's subsidiary banks are subject to FDIC deposit insurance assessments and to certain other statutory and regulatory provisions applicable to FDIC-insured depository institutions. The risk-based assessment system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. For the second half of 1995, the FDIC assessment rate imposed on banks ranged from four cents for each $100 of domestic deposits (for well capitalized banks in the highest of three supervisory rating categories) to 31 cents (for inadequately capitalized banks in the lowest of the three supervisory rating categories). This was a decrease from the previous assessment range of 23 cents to 31 cents for those respective categories for each $100 of domestic deposits. For 1996, the FDIC Board reduced the insurance premiums to range from zero, with a minimum of $2,000 per year for banks in the lowest risk category, to 27 cents for each $100 of domestic deposits. However, various legislative proposals are being considered which could result in banks paying a higher rate reported to be approximately
2.4 cents per $100 of domestic deposits to help address the shortfall in the savings and loan insurance fund.

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

Depositor Preference
--------------------
     Deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.


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

     The BHC Act, the Federal Bank Merger Act, and the Texas Banking Code regulate the acquisition of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company. With respect to Cullen/Frost's subsidiary banks, the approval of the Comptroller of the Currency is required for branching, purchasing the assets of other banks and for bank mergers in which the continuing bank is a national bank.

     In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, and the applicant's record under the Community Reinvestment Act and fair housing laws.


Interstate Banking and Branching Legislation
--------------------------------------------
     The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, IBBEA authorizes a bank to merge with a bank in another state long as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching.


Regulatory Economic Policies
----------------------------
     The earnings of the subsidiary banks are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. The Federal Reserve Board regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate on financial institution borrowings, varying reserve requirements against financial institution deposits and restricting certain borrowings by such financial institutions and their subsidiaries. The deregulation of interest rates has had and is expected to continue to have an impact on the competitive environment in which the subsidiary banks operate.

     Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, Cullen/Frost cannot accurately predict the nature or extent of any effect such policies may have on its future business and earnings.

Statistical Information
-----------------------
     Statistical and other information is included on pages 12 through 27, pages 47 and 48 and pages 50 through 53 of the Cullen/Frost Annual Report to Shareholders for the year ended December 31, 1995, which information is incorporated herein by reference.

Employees
---------
     At December 31, 1995, Cullen/Frost employed 2,019 full-time equivalent employees. Employees of Cullen/Frost enjoy a variety of employee benefit programs, including a retirement plan, 401(k) stock purchase plans, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/Frost considers its employee relations to be good.

Executive Officers of the Registrant
------------------------------------
     The names, ages, recent business experience and positions or offices held by each of the executive officers during 1995 of Cullen/Frost are as follows:


Name and Positions or Offices   Age as of 12/31/95   Recent Business Experience
-----------------------------   ------------------   --------------------------
T.C. Frost                              68           Officer and director of
Senior Chairman of the Board,                        Frost Bank since 1950.
Chief Executive Officer,                             Chairman of the Board
Director                                             of Cullen/Frost 1973 to
                                                     October 1995.  Member of
                                                     the Executive Committee
                                                     of Cullen/Frost 1973 to
                                                     present.  Chief Executive
                                                     Officer of Cullen/Frost
                                                     July 1977 to present.
                                                     Senior Chairman of
                                                     Cullen/Frost from October
                                                     1995 to present.




Richard W. Evans, Jr.                   49           Officer of Frost Bank
Chairman of the Board, Chief                         since 1973.  Executive
Operating Officer, and Director                      Vice President of Frost
                                                     Bank from 1978 to April
                                                     1985.  President of Frost
                                                     Bank from April 1985 to
                                                     August 1993.  Chairman of
                                                     the Board and Chief
                                                     Executive Officer of Frost
                                                     Bank from August 1993 to
                                                     present.  Director and
                                                     Member of the Executive
                                                     Committee of Cullen\Frost
                                                     from August 1993 to
                                                     present.  Chairman of the
                                                     Board and Chief Operating
                                                     Officer of Cullen/Frost
                                                     from October 1995 to
                                                     present.



Robert S. McClane                       56           Officer of Frost Bank
President and Director                               since 1962.  Senior Vice
                                                     President of Cullen/Frost
                                                     from November 1973 to
                                                     April 1978, Secretary from
                                                     May 1973 to April 1985.
                                                     Executive Vice President
                                                     from April 1978 to April
                                                     1985. Chief Administrative
                                                     Officer of Cullen/Frost
                                                     from 1993 to October 1995.
                                                     President and Director of
                                                     Cullen/Frost from April
                                                     1985 to present.



Phillip D. Green                        41           Officer of Frost Bank
Executive Vice President,                            since July 1980.  Vice
and Chief Financial Officer                          President and Controller
                                                     of Frost Bank from January
                                                     1981 to January 1983.
                                                     Senior Vice President
                                                     and Controller of Frost
                                                     bank from January 1983 to
                                                     July 1985.  Senior Vice
                                                     President and Treasurer of
                                                     Cullen/Frost from July
                                                     1985 to April 1989.
                                                     Executive Vice President
                                                     and Treasurer of Cullen/
                                                     Frost from May 1989 to
                                                     October 1995.  Executive
                                                     Vice President and Chief
                                                     Financial Officer of
                                                     Cullen/Frost from January
                                                     1996 to present.


Diane Jack, age 47, has been an officer of Frost Bank since 1984; Secretary of Cullen/Frost from October 1993 to present.

There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which he was or is to be selected as an officer.



Item 2.  PROPERTIES
-------------------
     The executive offices of Cullen/Frost, as well as the principal banking quarters of Frost Bank, are housed in both a 21-story office tower and a nine-story office building located on approximately 3.5 acres of land in downtown San Antonio. Cullen/Frost and Frost Bank lease approximately 50 percent of the office tower. The nine-story office building was purchased in April 1994.
Frost Bank also leases space in a seven story parking garage adjacent to the banking quarters.

     In June 1987 Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years.

     The subsidiary bank located in Galveston is housed in facilities which, together with tracts of adjacent land used for parking and drive-in facilities, are either owned or leased by the subsidiary bank.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------
     The information called for by Item 5 is incorporated herein by reference to "Common Stock Market Prices and Dividends" on page 49 and "Note K-Dividends" on page 37 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1995.


Item 6.  SELECTED FINANCIAL DATA
--------------------------------
     The information called for by Item 6 is incorporated herein by reference to "Selected Financial Data" on page 50 and "Consolidated Statements of Operations" and "Consolidated Average Balance Sheets" on pages 51 through 53 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1995.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------
     The information called for by Item 7 is incorporated herein by reference to "Financial Review" on pages 12 through 27, "Consolidated Statements of Operations" and "Consolidated Average Balance Sheets" on pages 51 through 53 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1995.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The information called for by Item 8 is incorporated herein by reference to the consolidated financial statements and report of independent auditors included on pages 28 through 46 and "Quarterly Results of Operations" on page 49, of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1995.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------
     None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 29, 1996.

     The additional information regarding executive officers called for by
Item 10 is included in Part I, Item 1 of this document under the heading "Executive Officers of the Registrant".


Item 11.  EXECUTIVE COMPENSATION
--------------------------------
     The information called for by Item 11 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 29, 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The information called for by Item 12 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 29, 1996.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The information called for by Item 13 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 29, 1996.

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     -------
     3.1    Restated Articles of Incorporation, as amended (1988 Form S-8,
            Exhibit 4(a))(3)
     3.2    Amended By-Laws of Cullen/Frost Bankers, Inc. (1994 Form 10-K,
            Exhibit 3.2)(13)
     4.1    Guaranty, dated April 27, 1981, by Cullen/Frost Bankers, Inc. to
            Colonial/Citizens Associates (1985 Form S-8, Exhibit 4(e))(1)
     4.2    Shareholder Protection Rights Agreement dated as of July 25, 1989 between Cullen/Frost Bankers, Inc. and The Bank of New York, as
            Rights Agent (1989 Form 8-K, Exhibit 1)(5)
    10.1    1983 Non-qualified Stock Option Plan, as amended (1989 Form S-8,
            Exhibit 4(g))(6)
    10.2    Restoration of Retirement Income Plan for Participants in the
            Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its
            Affiliates (as amended and restated)(1988 Form 10-K, Exhibit
            10.4)(4)*
    10.3    Contract of Sale, dated June 9, 1987, between The Frost National
            Bank of San Antonio and Tower Investors, Ltd. for the sale of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.10)(2)
    10.4    Master Lease, dated June 9, 1987, between The Frost National Bank of San Antonio and Tower Investments, Ltd. for the lease of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.11)(2)
    10.5    Form of Revised Change-In-Control Agreements with four Executive
            Officers (1989 Form 10-K, Exhibit 10.13(a))(8)*
    10.6    1988 Non-qualified Stock Option Plan (1989 Form S-8, Exhibit
            4(g))(7)
    10.7    The 401(k) Stock Purchase Plan for employees of Cullen/Frost
            Bankers, Inc. and its Affiliates (1990 Form S-8, Exhibit 4(g))(9)*
    10.8    1991 Thrift Incentive Stock Purchase Plan for Employees of
            Cullen/Frost Bankers, Inc. and its Affiliates (1991 Form S-8,
            Exhibit 4(g))(10)*
    10.9    Cullen/Frost Bankers, Inc. Restricted Stock Plan (1992 Form S-8,
            Exhibit 4(d))(11)*
    10.10   Cullen/Frost Bankers, Inc. 1992 Stock Plan (1992 Form S-8, Exhibit
            4(d))(12)
    10.11   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
            (1994 Form 10-K, Exhibit 10.13)(14)
    10.12   Form of Revised Change-in-Control Agreements with one Executive
            Officer (1994 Form 10-K, Exhibit 10.14)(14)
    11      Statement re: computation of earnings per share
    13      The Cullen/Frost 1995 Annual Report to Shareholders for the Year
            Ended December 31, 1995, (furnished for the information of the Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
    19.1    Annual Report on Form 11-K for the Year Ended December 31, 1995,
            for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(15)

    19.2    Annual Report on Form 11-K for the Year Ended December 31, 1995,
            for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(15)
    21      Subsidiaries of Cullen/Frost
    23      Consent of Independent Auditors
    24      Power of Attorney


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 1995.
______________________

   (1) Incorporated herein by reference to the designated Exhibits to Cullen/ Frost's Report on Form S-8 filed December 18, 1985 (File No. 33-2271)

   (2) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1987 (File No. 0-7275)

   (3) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed June 24, 1988 (File No. 33-22758)

   (4) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1988 (File No. 0-7275)

   (5) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-K dated July 25, 1989 (File No. 0-7275)

   (6) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 5, 1989 (File No. 33-30776)

   (7) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 5, 1989 (File No. 33-30777)

   (8) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1989 (File No. 0-7275)

   (9) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 31, 1990 (File No. 33-37500)

  (10) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed March 18, 1991 (File No. 33-39478)

  (11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 20, 1992 (File No. 33-53492)

  (12) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 23, 1992 (File No. 33-53622)

  (13) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year-Ended December 31, 1994 (File No. 0-7275)

  (14) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year-Ended December 31, 1994 (File No. 0-7275)

  (15)  To be filed as an amendment.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1996                   CULLEN/FROST BANKERS, INC.
                                        (Registrant)


                                      By:/s/ Phillip D. Green
                                        ------------------------
                                        Phillip D. Green
                                        Executive Vice President and
                                        Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996

       Signatures                      Title                      Date
       ----------                      -----                      -----

                             Senior Chairman of the Board
                           and Director (Principal Executive
       T.C. FROST*                  Officer)
------------------------
      (T.C. Frost)


                                Chairman of the Board
   RICHARD W. EVANS, Jr*           and Director
--------------------------
  (Richard W. Evans, Jr.)


   ROBERT S. McCLANE*           President and Director
------------------------
   (Robert S. McClane)


                                     Director
------------------------
  (Isaac Arnold, Jr.)


                                     Director
------------------------
  (Royce S. Caldwell)


   RUBEN R. CARDENAS*                Director
------------------------
  (Ruben R. Cardenas)


   HENRY E. CATTO*                   Director
------------------------
  (Henry E. Catto)



   HARRY H. CULLEN*                  Director
------------------------
   (Harry H. Cullen)
                                           14

       Signatures                      Title                      Date
       ----------                      -----                      -----

                                     Director
------------------------
    (Roy H. Cullen)



   W.N. FINNEGAN III*                Director
------------------------
  (W.N. Finnegan III)


 JAMES W. GORMAN, JR.*               Director
------------------------
 (James W. Gorman, Jr.)


    JAMES L. HAYNE*                  Director
------------------------
   (James L. Hayne)


RICHARD M. KLEBERG, III*             Director
------------------------
(Richard M. Kleberg, III)


                                      Director
------------------------
   (W.B. Osborn, Jr.)


                                      Director
------------------------
    (Robert G. Pope)


                                      Director
------------------------
   (Herman J. Richter)



  CURTIS VAUGHAN, JR.*                Director
------------------------
 (Curtis Vaughan, Jr.)


                                    Executive Vice President
*By:/s/ Phillip D. Green            and Treasurer              March  29, 1996
--------------------------
    (Phillip D. Green)
[as Attorney-in-Fact for
  the persons indicated]

EXHIBIT INDEX

Exhibit
Number             Description of Exhibits
------------------------------------------
11     Statement re: computation of earnings per share
13 The Cullen/Frost 1995 Annual Report to Shareholders for the Year Ended December 31, 1995 (furnished for the information of the Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
21     Subsidiaries of Cullen/Frost
23     Consent of Independent Auditors
24     Power of Attorney