Form 10-K405/A
period 1995-12-31
CULLEN FROST BANKERS INC
filed 1996-04-29
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                      Form 10-K/A

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

FOR THE TRANSITION PERIOD FROM _______ to  _______
Commission File Number   0-7275

                                CULLEN/FROST BANKERS, INC.
                 (Exact name of registrant as specified in its charter)

           Texas                                               74-1751768
- -------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     100 W. Houston Street
      San Antonio, Texas                                           78205
- -------------------------------                                   -------
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

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549




                                  FORM 10-K/A



                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12,13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                           CULLEN/FROST BANKERS, INC.
              (Exact name of registrant as specified in its charter)



                                AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:


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


     3.2 Amended By-Laws of Cullen/Frost Bankers, Inc.

    19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1995 and 1994.

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



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)



Date:   April 29, 1996                          By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Treasurer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     -------
     3.1    Restated Articles of Incorporation, as amended (1988 Form S-8,
            Exhibit 4(a))(3)
     3.2    Amended By-Laws of Cullen/Frost Bankers, Inc.
     4.1    Guaranty, dated April 27, 1981, by Cullen/Frost Bankers, Inc. to
            Colonial/Citizens Associates (1985 Form S-8, Exhibit 4(e))(1)
     4.2    Shareholder Protection Rights Agreement dated as of July 25, 1989 between Cullen/Frost Bankers, Inc. and The Bank of New York, as
            Rights Agent (1989 Form 8-K, Exhibit 1)(5)
    10.1    1983 Non-qualified Stock Option Plan, as amended (1989 Form S-8,
            Exhibit 4(g))(6)
    10.2    Restoration of Retirement Income Plan for Participants in the
            Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its
            Affiliates (as amended and restated)(1988 Form 10-K, Exhibit
            10.4)(4)*
    10.3    Contract of Sale, dated June 9, 1987, between The Frost National
            Bank of San Antonio and Tower Investors, Ltd. for the sale of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.10)(2)
    10.4    Master Lease, dated June 9, 1987, between The Frost National Bank of San Antonio and Tower Investments, Ltd. for the lease of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.11)(2)
    10.5    Form of Revised Change-In-Control Agreements with four Executive
            Officers (1989 Form 10-K, Exhibit 10.13(a))(8)*
    10.6    1988 Non-qualified Stock Option Plan (1989 Form S-8, Exhibit
            4(g))(7)
    10.7    The 401(k) Stock Purchase Plan for employees of Cullen/Frost
            Bankers, Inc. and its Affiliates (1990 Form S-8, Exhibit 4(g))(9)*
    10.8    1991 Thrift Incentive Stock Purchase Plan for Employees of
            Cullen/Frost Bankers, Inc. and its Affiliates (1991 Form S-8,
            Exhibit 4(g))(10)*
    10.9    Cullen/Frost Bankers, Inc. Restricted Stock Plan (1992 Form S-8,
            Exhibit 4(d))(11)*
    10.10   Cullen/Frost Bankers, Inc. 1992 Stock Plan (1992 Form S-8, Exhibit
            4(d))(12)
    10.11   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
            (1994 Form 10-K, Exhibit 10.13)(13)
    10.12   Form of Revised Change-in-Control Agreements with one Executive
            Officer (1994 Form 10-K, Exhibit 10.14)(13)
    11      Statement re: computation of earnings per share
    13      The Cullen/Frost 1995 Annual Report to Shareholders for the Year
            Ended December 31, 1995, (furnished for the information of the Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
    19.1    Annual Report on Form 11-K for the Year Ended December 31, 1995,
            for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)

    19.2    Annual Report on Form 11-K for the Year Ended December 31, 1995,
            for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
    21      Subsidiaries of Cullen/Frost
    23      Consent of Independent Auditors
    24      Power of Attorney


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 1995.
- ----------------------

   (1) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed December 18, 1985
        (File No. 33-2271)

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


  (14)  To be filed as an amendment.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
- ------------------------------------------
  3.2    Amended By-Laws of Cullen/Frost Bankers, Inc.
 19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1995 and 1994 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.2 Consent of Independent Auditors with respect to Form 11-K for the 1991 Thrift Incentive Stock Purchase Plan.