Form 10-Q
period 1996-03-31
CULLEN FROST BANKERS INC
filed 1996-05-07
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                        Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934



    For Quarter Ended March 31, 1996              Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 2, 1996 there were 11,214,315 shares of Common Stock, $5 par value, outstanding.


Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)                               Three Months Ended
                                                                            March 31
                                                                      ---------------------
                                                                        1996          1995
                                                                      -------       -------
INTEREST INCOME
 Loans, including fees                                                $42,586       $33,075
 Securities:
    Taxable                                                            25,644        24,336
    Tax-exempt                                                             82            84
                                                                      -------       -------
      Total Securities                                                 25,726        24,420
 Time Deposits                                                              7
 Federal funds sold and securities purchased under resale agreements    1,941         1,493
                                                                      -------       -------
      Total Interest Income                                            70,260        58,988
INTEREST EXPENSE
 Deposits                                                              25,255        18,385
 Federal funds purchased and securities sold under repurchase
  agreements                                                            2,105         4,391
 Long-term notes payable and other borrowings                             232
                                                                      -------       -------
      Total Interest Expense                                           27,592        22,776
                                                                      -------       -------
      Net Interest Income                                              42,668        36,212
Provision for possible loan losses                                      1,875           500
                                                                      -------       -------
      Net Interest Income After Provision
      For Possible Loan Losses                                         40,793        35,712
NON-INTEREST INCOME
 Trust department                                                       8,332         8,051
 Service charges on deposit accounts                                    8,785         7,054
 Other service charges, collection and exchange charges,
  commissions and fees                                                  2,628         2,356
 Net gain (loss) on securities transactions                               (95)           93
 Other                                                                  3,076         2,863
                                                                      -------       -------
      Total Non-Interest Income                                        22,726        20,417
NON-INTEREST EXPENSE
 Salaries and wages                                                    16,637        13,537
 Pension and other employee benefits                                    3,458         2,806
 Net occupancy of banking premises                                      4,861         4,583
 Furniture and equipment                                                2,881         2,560
 Provision for real estate losses                                                       500
 Restructuring costs                                                                    400
 Other                                                                 15,308        15,384
                                                                      -------       -------
     Total Non-Interest Expense                                        43,145        39,770
                                                                      -------       -------

   Income Before Income Taxes                                          20,374        16,359
Income Taxes                                                            7,299         5,720
                                                                      -------       -------
     Net Income                                                       $13,075       $10,639
                                                                      =======       =======

Net Income per common share                                           $  1.15       $   .94

Dividends per share                                                       .35           .22

See notes to consolidated financial statements.



Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                    March 31   December 31    March 31
                                                      1996         1995         1995
                                                  ----------    ----------   ----------
Assets
Cash and due from banks                           $  419,953    $  533,333   $  325,334
Time deposits                                             18            64           21
Securities held to maturity                          201,748       210,731    1,030,071
Securities available for sale                      1,433,347     1,325,836      529,366
Federal funds sold and securities
  purchased under resale agreements                  172,589       100,550       98,300
Loans, net of unearned discount of $1,753 at
  March 31, 1996 $1,337 at December 31, 1995
  and $ 2,780 at March 31, 1995                    2,023,910     1,816,762    1,547,898
    Less: Allowance for possible loan losses         (33,229)      (31,577)     (26,885)
                                                  ----------    ----------   ----------
      Net Loans                                    1,990,681     1,785,185    1,521,013
Banking premises and equipment                        99,899        89,493       86,844
Accrued interest and other assets                    164,729       155,019      133,480
                                                  ----------    ----------   ----------
      Total Assets                                $4,482,964    $4,200,211   $3,724,429
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  816,018    $  792,879   $  665,901
  Correspondent banks                                158,646       127,549       70,468
  Public funds                                        40,796        71,581       32,504
                                                  ----------    ----------   ----------
     Total demand deposits                         1,015,460       992,009      768,873
Time Deposits:
  Savings and Interest-on-Checking                   755,872       718,582      722,352
  Money market deposit accounts                      782,645       711,865      549,418
  Time accounts                                    1,047,607       998,738      886,239
  Public funds                                       277,587       224,539       76,261
                                                  ----------    ----------   ----------
     Total time deposits                           2,863,711     2,653,724    2,234,270
                                                  ----------    ----------   ----------
     Total deposits                                3,879,171     3,645,733    3,003,143
Federal funds purchased and securities
  sold under repurchase agreements                   152,344       111,395      344,743
Accrued interest and other liabilities               104,275       101,619       66,604
                                                  ----------    ----------   ----------
     Total Liabilities                             4,135,790     3,858,747    3,414,490
Shareholders' Equity
Common stock, par value $5 per share                  56,071        55,997       55,685
  Shares authorized: 30,000,000
  Shares outstanding: 11,214,116;
    11,199,450; and 11,136,987
Surplus                                              118,769       118,418      116,518
Retained earnings                                    167,648       158,563      134,258
Unrealized gain on securities available
  for sale                                             4,686         8,486        3,478
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      347,174       341,464      309,939
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $4,482,964    $4,200,211   $3,724,429
                                                  ==========    ==========   ==========


See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                  Unrealized
                                                                  Gain (Loss)
                                                                 on Securities
                                    Common              Retained   Available
                                    Stock    Surplus    Earnings    for Sale   Total
                                   -------   --------   --------   --------- --------
Balance at January 1, 1995         $55,615   $116,362   $126,038   $(2,578)  $295,437
  Net income for the year ended
    December 31, 1995                                     46,279               46,279
  Exercise of employee stock
    options and related tax benefit    250        978        (34)               1,194
  Issuance of restricted stock         132      1,078                           1,210
  Restricted stock plan deferred
    compensation expense, net                               (997)                (997)
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                            11,064     11,064
  Cash dividend                                          (12,723)             (12,723)
                                   -------   --------    -------   --------   -------
Balance at December 31, 1995        55,997    118,418    158,563     8,486    341,464
  Net income for the three months
    ended March 31, 1996                                  13,075               13,075
  Exercise of employee stock
    options and related tax benefit     74        351       (181)                 244
  Restricted stock plan deferred
    compensation expense                                     116                  116
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                            (3,800)    (3,800)
  Cash dividend                                           (3,925)              (3,925)
                                   -------   --------   --------   -------   --------
Balance at March 31, 1996          $56,071   $118,769   $167,648   $ 4,686   $347,174
                                   =======   ========   ========   =======   ========




See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                         Three Months Ended
                                                               March 31
                                                        --------------------
                                                          1996         1995
                                                        ---------   --------
Operating Activities
Net income                                               $ 13,075   $ 10,639
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                      1,875        500
    Provision for real estate losses                                     500
    (Provision) credit for deferred taxes                    (311)       227
    Accretion of discounts on loans                          (239)      (571)
    Accretion of securities' discounts                     (4,188)    (4,004)
    Amortization of securities' premiums                      675        516
    Net (gain) loss on securities transactions                 95        (93)
    Net gain on sale of assets                               (175)      (250)
    Depreciation and amortization                           5,489      4,513
    Increase in interest receivable                        (2,996)      (997)
    Increase in interest payable                              332        268
    Net change in other assets and liabilities             21,623      8,258
                                                         ---------  --------
      Net cash provided by operating activities            35,255     19,506

Investing Activities
Proceeds from maturities of securities held to maturity     8,936     21,608
Purchases of securities held to maturity                                (833)
Proceeds from sales of securities available for sale       34,766     10,610
Proceeds from maturities of securities available for sale 125,760    129,513
Purchases of securities available for sale               (194,376)  (113,390)
Net increase in loans                                      (1,980)   (63,039)
Net increase in bank premises and equipment                (2,288)    (1,215)
Proceeds from sales of repossessed properties                 392        161
Net cash and cash equivalents received from acquisitions   19,198
                                                         ---------  --------
  Net cash used by investing activities                    (9,592)   (16,585)

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                       56,790   (128,538)
Net increase (decrease) in certificates of deposits      (161,007)    43,719
Net increase (decrease) in short-term borrowings           40,949    (25,492)
Proceeds from employee stock purchase
  plan and options                                            143        140
Dividends paid                                             (3,925)    (2,449)
                                                         ---------  --------
     Net cash used by financing activities                (67,050)  (112,620)
                                                         ---------  --------
     Decrease in cash and cash equivalents                (41,387)  (109,699)
Cash and cash equivalents at beginning of year            633,947    533,354
                                                         ---------  --------
     Cash and cash equivalents at the end
       of the period                                     $592,560   $423,655
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 27,027   $ 22,508
  Loans originated to facilitate the sale
    of repossessed properties                                  35        351

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in tables in thousands)


Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb future possible loan losses.


                                                   Three Months Ended
                                                        March 31
                                                   -------------------
(in thousands)                                      1996         1995
- ----------------------------------------------------------------------
Balance at beginning of the period                $31,577      $25,741
Provision for possible loan losses                  1,875          500
Net charge-offs:
  Losses charged to the allowance                  (1,483)        (813)
  Recoveries                                        1,260        1,457
                                                  -------      -------
    Net (charge-offs)recoveries                      (223)         644
                                                  -------      -------
Balance at the end of period                      $33,229      $26,885
                                                  =======      =======


Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At March 31, 1996, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral.
Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest revenue was recognized on impaired loans for the first quarter of 1996 or 1995. The total allowance for possible loans losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:


                                                     Three Months Ended
                                                           March 31
                                                   -----------------------
(in thousands)                                          1996         1995
- --------------------------------------------------------------------------
Impaired loans with no valuation reserve               $4,841       $5,451
Impaired loans with a valuation reserve                 3,988        2,435
                                                       ------       ------
Total recorded investment in impaired loans            $8,829       $7,886
                                                       ======       ======
Average recorded investment in impaired loans          $9,149       $8,696
Valuation reserve                                         662          512


Earnings Per Common Share

     The weighted average numbers of shares used to compute per common share earnings, including common stock equivalents where applicable, were:


                    Three Months Ended
                         March 31
                  -----------------------
                     1996         1995
                  -----------------------
Primary           11,414,410   11,275,918


Income Taxes

     The tax expense for the first quarter of 1996 was $7,299,000. This amount consisted of current tax expense of $7,610,000 and deferred tax benefit of $311,000. Net deferred tax assets were $7,844,000 with no valuation allowance. The tax expense for the first quarter of 1995 was $5,720,000. This amount consisted of current tax expense of $5,493,000 and deferred tax expense of $227,000. Net deferred tax assets were $15,732,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years, the future reversal of existing taxable temporary differences and future income. No income tax payments were made during the first three months of 1996 or 1995.


Acquisitions

     On January 5, 1996, the Corporation paid approximately $17.7 million to acquire S.B.T. Bancshares, Inc., including its subsidiary, State Bank and Trust Company in San Marcos, Texas. The Corporation acquired loans of approximately $51 million and deposits of approximately $112 million. On February 15, 1996, the Corporation paid approximately $33.5 million to acquire Park National Bank in Houston, Texas. The Corporation acquired loans of approximately $157 million and deposits of approximately $225 million. The acquisitions did not have a material impact on the first quarter net income and are not expected to have a material impact on the Corporation's 1996 net income.
     On April 4, 1995, the Corporation paid approximately $9.2 million to acquire Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas. The Corporation acquired loans of approximately $28 million and deposits of approximately $49 million. On May 19, 1995, the Corporation paid approximately $24.2 million to acquire National Commerce Bank in Houston, Texas. The Corporation acquired loans of approximately $95 million and deposits of approximately $101 million. On July 21, 1995, the Corporation acquired the two San Antonio branches of Comerica Bank Texas. The Corporation acquired loans of approximately $2 million and deposits of approximately $34 million.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations



Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands except per share amounts)


Results of Operations
     Cullen/Frost Bankers, Inc. reported net income of $13,075,000 or $1.15 per common share for the quarter ended March 31, 1996. This compares with $12,464,000 or $1.09 per common share and $10,639,000 or $.94 per common share for the fourth and first quarters of 1995, respectively. Return on average assets and average equity increased to 1.20 percent and 15.01 percent, respectively, for the first quarter of 1996. This compares to 1.15 percent and
14.09 percent, respectively, for the first quarter of 1995.
     The results of operations are included in the material that follows. The Corporation completed two acquisitions during the first quarter of 1996 and three for the entire year of 1995. These acquisitions, which are outlined in the footnotes to the financial statements on page seven, were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition. Certain reclassifications have been made to make prior quarters comparable. All balance sheet figures are presented in averages unless otherwise noted.



                                                  Summary of Operations
                                         --------------------------------------
                                                    Three Months Ended
                                         --------------------------------------
                                             1996                1995
                                         -----------   ------------------------
                                          March 31     December 31    March 31
- -------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                         $42,914       $39,804       $36,390
Taxable-equivalent adjustment                 246           250           178
                                          -------       -------       -------
Net interest income                        42,668        39,554        36,212
Provision for possible
  loan losses                               1,875         1,500           500
Non-Interest income:
  Net gain  (loss) on securities
     transactions                             (95)       (1,489)           93
  Other                                    22,821        25,007        20,324
                                          -------       -------       -------
    Total non-interest income              22,726        23,518        20,417
Non-Interest expense:
  Restructuring costs                                                     400
  Provision for real estate losses                           10           500
  Other                                    43,145        42,428        38,870
                                          -------       -------       -------
    Total non-interest expenses            43,145        42,438        39,770
                                          -------       -------       -------

Income before income taxes                 20,374        19,134        16,359
Income Taxes                                7,299         6,670         5,720
                                          -------       -------       -------
Net Income                                $13,075       $12,464       $10,639
                                          =======       =======       =======

Net Income per common share               $  1.15       $  1.09       $   .94

Return on Average Assets                     1.20%         1.20%         1.15%

Return on Average Equity                    15.01         14.64         14.09



Net Interest Income
     Net interest margin was 4.67 percent for the first quarter of 1996 compared to 4.58 percent for the fourth and first quarters of 1995. The increase in net interest income and net interest margin from the fourth and first quarters of 1995 is reflective of the favorable impact of the acquisitions, higher loan volumes, reinvestment of proceeds from the sale of securities and lower deposit costs. Net interest spread of 3.93 percent increased ten basis points from the fourth quarter of 1995. Net interest spread was 3.85 percent for the first quarter of 1995. The net interest spread increased from the previous quarter primarily because of the decrease in deposit costs.


                                      Change in Net Interest Income
                                 --------------------------------------
                                   First Quarter         First Quarter
                                       1996                  1996
                                        vs.                   vs.
                                   First Quarter         Fourth Quarter
                                       1995                  1995
                                 --------------------------------------
                                         Percentage of         Percentage of
                                 Amount  Total Change   Amount Total Change
- ----------------------------------------------------------------------------
Due to volume                   $ 6,142     94.14%     $ 2,886       92.80%
Due to interest rate spread         382      5.86          224        7.20
                                -------    -------     -------     -------
                                $ 6,524    100.00%     $ 3,110      100.00%
                                =======    =======     =======     =======


Non-Interest Income


                                                   Three Months Ended
                                            --------------------------------
                                              1996              1995
                                            --------   ---------------------
Non-Interest Income                         March 31   December 31  March 31
- ----------------------------------------------------------------------------
Trust department                           $ 8,332       $ 7,921    $ 8,051
Service charges on deposit accounts          8,785         8,296      7,054
Other service charges, collection
  and exchange charges, commissions
  and fees                                   2,628         2,959      2,356
Net gain (loss) on securities transactions     (95)       (1,489)        93
Other                                        3,076         5,831      2,863
                                           --------      -------    -------
    Total                                  $22,726       $23,518    $20,417
                                           ========      =======    =======


     Total non-interest income was down $792,000 or 3.4 percent compared to the fourth quarter of 1995 and was up $2.3 million or 11.3 percent from the first quarter of 1995. The fourth quarter includes part of the gain on the transfer of the Corporation's municipal bond administration business to The Bank of New York, while the increase from the first quarter of 1995 is mostly due to higher service charges, primarily as a result of the acquisitions and increased volumes processed for correspondent banks.
     Trust income increased 5.2 percent and 3.5 percent from the fourth and first quarters of 1995, respectively. Higher investment, employee benefit trust and personal trust fees helped offset the impact of lower trust revenue resulting from the second quarter of 1995 sale of the Corporation's municipal bond administration business and were primarily responsible for the increase from both quarters.
     Service charges on deposit accounts were up 5.9 percent compared to the previous quarter and up 24.5 percent from the same quarter one year ago primarily as a result of the acquisitions and increased volumes processed for correspondent banks. Other service charges were down 11.2 percent compared to the fourth quarter of 1995 and increased 11.5 percent from the first quarter of 1995. The decrease from the fourth quarter is mostly due to lower income from bankcard discounts as a result of the Corporation beginning to outsource its bankcard processing in January. The increase from the first quarter last year is primarily due to fees from the sale of mutual funds and loan prepayment fees, which helped offset lower bankcard discount income.

     The first quarter included a net loss on security transactions of $95,000, compared to a net loss of $1.5 million in the fourth quarter of 1995 and a net gain of $93,000 in the first quarter of 1995. In December 1995, the Corporation sold $79,075,000 in securities available for sale which resulted from a portfolio restructuring of replacing lower-yielding securities with higher-yielding securities which should have a favorable impact on net interest income in the future.
      Other non-interest income was 47.2 percent lower than the fourth quarter of 1995 primarily because the fourth quarter was favorably impacted by the recognition of part of the gain on the transfer of the Corporation's municipal bond administration business. Compared to the same quarter a year ago, other non-interest income was up 7.4 percent primarily due to the gain on disposition of certain loans.

Non-Interest Expense


                                                    Three Months Ended
                                              -------------------------------
                                                1996             1995
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
- -----------------------------------------------------------------------------
Salaries and wages                            $16,637     $15,151    $13,537
Pension and other employee benefits             3,458       3,119      2,806
Net occupancy of banking premises               4,861       4,554      4,583
Furniture and equipment                         2,881       3,369      2,560
Restructuring costs                                                      400
Other                                          15,308      16,235     15,384
                                              -------     -------    -------
                                               43,145      42,428     39,270
Provision for real estate losses                               10        500
                                              -------     -------    -------
      Total                                   $43,145     $42,438    $39,770
                                              =======     =======    =======

     Non-interest expense increased 1.7 percent from the fourth quarter and $3.4 million or 8.5 percent from the same quarter last year. Operating expenses related to the acquisitions were the primary reason for the increase.
     Salaries and wages were up 9.8 percent from the fourth quarter of 1995 and were up 22.9 percent from the first quarter of 1995 primarily as a result of the acquisitions. Pension and employee benefits were up 10.9 percent from the fourth quarter and 23.2 percent from the first quarter of 1995 because of higher payroll taxes and medical insurance costs related to the acquisitions. In addition, retirement plan expense also contributed to the increase from the first quarter of 1995. Net occupancy of banking premises expense increased 6.7 percent and 6.1 percent from the fourth and first quarters of 1995, respectively. Most of the increase from both periods is due to an occupancy charge of $175,000 in the first quarter of 1996 related to a loss on a sublease of excess space.
     Furniture and equipment expense decreased 14.5 percent from the fourth quarter, primarily due to lower service contracts expense, and was up 12.5 percent compared to the same quarter last year due to higher depreciation and services contract expense associated with the acquisitions.
     Other non-interest expense was down 5.7 percent compared to last quarter and flat compared to the same quarter last year. The decrease from last quarter is due to lower bankcard interchange expenses as a result of the Corporation beginning to outsource its bankcard processing during the first quarter of 1996 and lower FDIC insurance premiums.

Income Taxes
       The Corporation's effective tax rate for the first quarter of 1996 and the fourth and first quarters of 1995 approximated the statutory rate of 35 percent.

Balance Sheet
      Average assets of $4,370,952,000 for the first quarter of 1996 were up
6.4 percent compared with the fourth quarter of 1995 and reflected an increase of 16.8 percent from the first quarter of 1995 because of the acquisitions. Total deposits averaged $3,773,770,000 for the current quarter, up 6.0 percent when compared to the previous quarter and up 24.2 percent from the first quarter of 1995.

Loans


                                     1996                       1995
                            -----------------------   ------------------------
Loan Portfolio                           Percentage
Period-End Balances            March 31   of Total     December 31   March 31
- ------------------------------------------------------------------------------
Commercial                  $  534,233       26.4%     $  508,990   $  433,436
Consumer                       430,080       21.3         402,169      346,840
Real estate                    982,065       48.5         837,905      713,759
Other                           79,285        3.9          69,035       56,643
Unearned discount               (1,753)       (.1)         (1,337)      (2,780)
                            ----------     ------      ----------   ----------
Total Loans                 $2,023,910      100.0%     $1,816,762   $1,547,898
                            ==========     ======      ==========   ==========


     Average loans for the first quarter of 1996 were $1,936,289,000. This represents an increase in average loans of 8.8 percent and 26.7 percent from the fourth and first quarters of 1995, respectively. At March 31, 1996, period-end loans totaled $2,023,910,000 up 11.4 percent from the previous quarter and up 30.8 percent from the same period last year. Most of the increase from the fourth quarter is attributable to the acquisitions in the first quarter of 1996. Approximately 70 percent of the increase in loans from a year ago resulted from acquisitions.



Real Estate Loans
     Real estate loans at March 31, 1996, were $982,065,000 or 48.5 percent of loans, compared to 46.1 percent a year ago. Residential permanent mortgage loans at March 31, 1996, were $395,616,000 compared to $339,576,000 at December 31, 1995, and $281,052,000 at March 31, 1995. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.
     At March 31, 1996, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $3,999,000, compared with $3,022,000 at December 31, 1995, and $1,137,000 at March 31, 1995.


                                                      1996               1995
                                             ----------------------    --------
Real Estate Loans                                        Percentage
Period-End Balances                           March 31    of Total     March 31
- -------------------------------------------------------------------------------
Construction                                  $ 71,173       7.2%      $ 39,613
Land                                            50,838       5.2         34,654
Permanent mortgages:
  Commercial                                   207,498      21.1        194,474
  Residential                                  395,616      40.3        281,052
Other                                          256,940      26.2        163,966
                                              --------     ------      --------
                                              $982,065     100.0%      $713,759
                                              ========     ======      ========
Non-accrual and restructured                  $ 10,956       1.1%      $ 13,107


Mexico
     The Corporation's cross border outstandings to Mexico, excluding $12,723,000 in loans secured by assets held in the United States, totaled $31,462,000 at March 31, 1996, or 1.6 percent of total loans up from $25,314,000 last year. This growth reflects expansion in trade-related debt in connection with increased commerce with Mexico. All of the Corporation's Mexican loans are either secured by liquid U.S. assets or are unsecured loans to major financial institutions to finance international trade transactions.
Of the trade-related credits, approximately 93 percent are related to companies exporting from Mexico. As of March 31, 1996, none of the Mexican related loans were on non-performing status.

                                                        MEXICAN LOANS
                                                ----------------------------------------
March 31, 1996                                  Amount       Percentage of Total Loans
- ----------------------------------------------------------------------------------------
Loans to financial institutions                $31,460              1.6%
Loans to private firms or individuals                2
                                               -------             ----
                                               $31,462              1.6%
                                               =======             ====

Non-Performing Assets

                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                    Real
March 31, 1996                                     Estate   Other    Total
- ---------------------------------------------------------------------------
Non-accrual and restructured loans               $10,956   $3,826   $14,782
Foreclosed assets                                  1,672      344     2,016
                                                 -------   ------   -------
                                                 $12,628   $4,170   $16,798
                                                 ========  ======   =======
As a percentage of total
  non-performing assets                             75.2%    24.8%    100.0%


     Non-performing assets totaled $16,798,000 at March 31, 1996, compared with $16,155,000 at December 31, 1995, and $16,888,000 at March 31, 1995. Non-
performing assets as a percentage of total loans and foreclosed assets decreased to .8 percent at March 31, 1996 from 1.1 percent one year ago. The first quarter acquisitions added approximately $797,000 to non-performing assets.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $239,000 or $.02 per common share for the first quarter of 1996, flat compared to the fourth quarter of 1995 and down from $296,000 or $.03 per common share for the first quarter of 1995. Total loans 90 days past due (excluding non-accrual and restructured loans) were $6,761,000 at March 31, 1996, compared to $5,188,000 at December 31, 1995, and
$3,266,000 at March 31, 1995.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $33,229,000 or 1.64 percent of period-end loans at March 31, 1996, compared to $31,577,000 or 1.74 percent for the fourth quarter of 1995 and $26,885,000 or 1.74 percent at March 31, 1995. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 224.8 percent at March 31, 1996, compared to 215.6 percent and 185.6 percent at the end of the fourth and first quarters of 1995, respectively.
     The Corporation recorded a $1,875,000 provision for possible loan losses during the first quarter of 1996, compared to a $500,000 provision for possible loan losses recorded a year ago. The provision is reflective of the growth in the loan portfolio. Net charge-offs in the first quarter totaled $223,000, compared to $523,000 for the fourth quarter of 1995 and net recoveries of $644,000 for the first quarter of 1995.


                                               NET CHARGE-OFFS (RECOVERIES)
                                            -------------------------------
                                                1996            1995
                                            ----------   ------------------
                                               First      Fourth    First
                                              Quarter     Quarter   Quarter
- ---------------------------------------------------------------------------
Real Estate                                 $    (7)     $   (15)  $  (671)
Commercial and industrial                      (487)          98      (347)
Consumer                                        716          440       412
Other, including foreign                          1                    (38)
                                            -------      -------   -------
                                            $   223      $   523   $  (644)
                                            =======      =======   =======

Provision for possible loan losses          $ 1,875      $ 1,500   $   500
Allowance for possible loan losses           33,229       31,577    26,885



Capital and Liquidity

     At March 31, 1996, shareholders' equity was $347,174,000 compared to $341,464,000 at December 31, 1995, and $309,939,000 at March 31, 1995. The
Corporation paid a cash dividend of $.35 per common share in the first quarter of 1996 and fourth quarter of 1995 compared to $.22 per common share for the first quarter of 1995. This equates to dividend payout ratios of 30.0 percent,
31.4 percent and 23.0 percent for the first quarter of 1996 and the fourth and first quarters of 1995, respectively.
     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.
     The following table summarizes Tier 1 and Total Capital information for the Corporation at March 31, 1996, and 1995. As a result of the acquisitions, all the regulatory capital ratios are down when compared to the first quarter of 1995.


                                           March 31, 1996           March 31, 1995
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
- ------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  266,275     11.30%    $  266,687     14.56%
     Tier 1 Capital Minimum requirement    94,260      4.00         73,262      4.00

     Total Capital                     $  295,778     12.55%    $  289,630     15.81%
     Total Capital Minimum requirement    188,520      8.00        148,523      8.00

Risk-adjusted assets, net of goodwill  $2,356,503               $1,831,542
Leverage ratio                                         6.21%                   7.20%
Average equity as a percentage
of average assets                                      8.01                    8.18


     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At March 31, 1996, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at March 31, 1996.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

Recent Announcement

     On April 30, 1996, the Corporation announced an increase in its quarterly cash dividend to $.42 per common share and a two-for-one stock split both payable to shareholders of record as of June 3, 1996. In addition, a stock repurchase program in which up to 250,000 pre-split shares of its outstanding common stock may be repurchased over a two-year period was also announced.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                                March 31, 1996           December 31, 1995
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/   Average   Income/  Yield/
                                       Balance   Expense  Cost     Balance   Expense   Cost
                                      --------   -------  -----  ----------  -------  -----
ASSETS
Time deposits                       $       27  $         3.50%  $       20  $     2  3.51%
Securities:
 U.S. Treasury                         287,694     3,829  5.35      248,598    3,559  5.68
 U.S. Government agencies
  and corporations                   1,311,374    21,705  6.62    1,287,154   21,054  6.54
 States and political subdivisions       5,497       130  9.45        5,603      131  9.40
 Other                                   7,585       106  5.57        5,971       89  6.01
                                    ----------   -------         ----------  -------
     Total securities                1,612,150    25,770  6.40    1,547,326   24,833  6.41
Federal funds sold and securities
purchased under resale agreements      138,001     1,941  5.57      137,784    1,951  5.54
Loans, net of unearned discount      1,936,289    42,795  8.89    1,779,371   40,238  8.97
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              3,686,467    70,506  7.67    3,464,501   67,024  7.69
Cash and due from banks                453,391                      430,154
Allowance for possible loan losses     (32,390)                     (31,040)
Banking premises and equipment          97,654                       90,738
Accrued interest and other assets      165,830                      154,668
                                    ----------                   ----------
  Total Assets                      $4,370,952                   $4,109,021
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  777,229                   $  719,105
  Correspondent banks                  167,345                      151,021
  Public funds                          44,780                       41,139
                                    ----------                   ----------
     Total demand deposits             989,354                      911,265
Time deposits:
 Savings and Interest-on-Checking      743,216    2,628   1.42      700,966    2,729  1.54
 Money market deposit accounts         758,097    7,085   3.76      703,450    6,971  3.93
 Time accounts                       1,033,725   12,853   5.00    1,024,321   13,136  5.09
 Public funds                          249,378    2,689   4.34      221,741    2,489  4.45
                                    ----------  -------          ----------  -------
    Total time deposits              2,784,416   25,255   3.65    2,650,478   25,325  3.79
                                    ----------  -------          ----------  -------
  Total Deposits                     3,773,770                    3,561,743
Federal funds purchased and securities
  sold under repurchase agreements     159,535    2,105   5.22      123,052    1,565  4.98
Other borrowings                        18,173      232   5.14       20,010      330  6.55
                                    ----------  -------          ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,962,124   27,592   3.74    2,793,540   27,220  3.86
                                    ----------  -------  -----   ----------  ------- -----
Accrued interest and other liabilities  69,209                       66,463
                                    ----------                   ----------
Total Liabilities                    4,020,687                    3,771,268
SHAREHOLDERS' EQUITY                   350,265                      337,753
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,370,952                   $4,109,021
                                    ==========                   ==========
Net interest income                             $42,914                     $39,804
                                                =======                     =======
Net interest spread                                       3.93%                      3.83%
                                                          ====                       ====
Net interest income to total average earning assets       4.67%                      4.58%
                                                          ====                       ====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                          September 30, 1995           June 30, 1995
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                      --------   -------  -----    --------  -------  -----
ASSETS
Time deposits                       $       15   $        3.52%  $       21  $        3.81%
Securities:
 U.S. Treasury                         255,079     3,848  5.99      227,406    3,489  6.15
 U.S. Government agencies
  and corporations                   1,301,094    21,001  6.46    1,307,456   20,917  6.40
 States and political subdivisions       5,647       134  9.49        6,551      144  8.77
 Other                                   6,447        97  6.03        7,238      115  6.37
                                     ---------   -------          ---------  -------
     Total securities                1,568,267    25,080  6.39    1,548,651   24,665  6.37
Federal funds sold and securities
  purchased under resale agreements    114,483     1,660  5.67      111,611    1,628  5.77
Loans, net of unearned discount      1,747,810    39,939  9.07    1,671,840   37,811  9.07
                                     ---------   -------          ---------  -------
Total Earning Assets and
    Average Rate Earned              3,430,575    66,679  7.73    3,332,123   64,104  7.71
Cash and due from banks                392,513                      359,029
Allowance for possible loan losses     (29,708)                     (27,176)
Banking premises and equipment          92,132                       91,634
Accrued interest and other assets      146,414                      137,257
                                     ---------                    ---------
  Total Assets                      $4,031,926                   $3,892,867
                                    ==========                   ==========
LIABILITIES
Demand deposits:
 Commercial and individual          $  705,914                   $  685,220
 Correspondent banks                   134,085                      121,666
 Public funds                           37,277                       32,193
                                    ----------                   ----------
     Total demand deposits             877,276                      839,079
Time deposits:
 Savings and Interest-on-Checking      720,160     2,908  1.60      727,039    3,562  1.97
 Money market deposit accounts         638,351     6,238  3.88      564,081    5,408  3.85
 Time accounts                       1,006,887    13,061  5.15      992,628   12,737  5.15
 Public funds                          113,599     1 269  4.43       84,904      916  4.33
                                    ----------   -------         ----------  -------
    Total time deposits              2,478,997    23,476  3.76    2,368,652   22,623  3.83
                                    ----------   -------         ----------  -------
  Total Deposits                     3,356,273                    3,207,731
Federal funds purchased and securities
  sold under repurchase agreements     258,409     3,506  5.31      290,927    3,834  5.21
Other borrowings                        21,818       296  5.38        7,906      107  5.44

Total Interest-Bearing Funds
  and Average Rate Paid              2,759,224    27,278  3.92    2,667,485   26,564  3.99
                                    ----------   -------  -----  ----------  ------- -----
Accrued interest and other liabilities  66,878                       66,070
                                    ----------                   ----------
Total Liabilities                    3,703,378                    3,572,634
SHAREHOLDERS' EQUITY                   328,548                      320,233
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,031,926                   $3,892,867
                                    ==========                   ==========
Net interest income                              $39,401                     $37,540
                                                 =======                     =======
Net interest spread                                       3.81%                       3.72%
                                                          ====                        ====
Net interest income to total average earning assets       4.58%                       4.52%
                                                          ====                        ====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                            March 31, 1995
                                      --------------------------
                                                 Interest
                                       Average   Income/  Yield/
                                       Balance   Expense  Cost
                                      --------   -------  -----
ASSETS
Time deposits                       $       15  $         3.77%
Securities:
 U.S. Treasury                         224,345     3,246  5.87
 U.S. Government agencies
  and corporations                   1,317,465    20,793  6.31
 States and political subdivisions       5,659       134  9.48
 Other                                  17,763       292  6.65
                                    ----------   -------
     Total securities                1,565,232    24,465  6.26
Federal funds sold and securities
purchased under resale agreements      104,418     1,493  5.72
Loans, net of unearned discount      1,527,663    33,208  8.82
                                    ----------   -------
Total Earning Assets and
    Average Rate Earned              3,197,328    59,166  7.47
Cash and due from banks                343,861
Allowance for possible loan losses     (25,880)
Banking premises and equipment          88,149
Accrued interest and other assets      139,338
                                    ----------
  Total Assets                      $3,742,796
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  675,170
  Correspondent banks                  118,016
  Public funds                          36,423
                                    ----------
     Total demand deposits             829,609
Time deposits:
 Savings and Interest-on-Checking      734,161    3,461   1.91
 Money market deposit accounts         560,032    5,057   3.66
 Time accounts                         833,435    9,090   4.42
 Public funds                           82,242      777   3.83
                                    ----------  -------
    Total time deposits              2,209,870   18,385   3.37
                                    ----------  -------
  Total Deposits                     3,039,479
Federal funds purchased and securities
  sold under repurchase agreements     335,436    4,391   5.24
                                    ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,545,306   22,776   3.62
                                    ----------  -------  -----
Accrued interest and other liabilities  61,667
                                    ----------
Total Liabilities                    3,436,582
SHAREHOLDERS' EQUITY                   306,214
                                    ----------
Total Liabilities and
  Shareholders' Equity              $3,742,796
                                    ==========
Net interest income                             $36,390
                                                =======
Net interest spread                                       3.85%
                                                          ====
Net interest income to total average earning assets       4.58%
                                                          ====

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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   May 7, 1996                          By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)