Form 10-K405/A
period 1995-12-31
CULLEN FROST BANKERS INC
filed 1996-06-28
CIK 39263

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


1. Financial Statements--Reference is made to Part II, Item 8 of this Annual Report on Form 10-K. In addition, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the financial statements and supplemental schedules required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. are its Affiliates are filed herewith as Exhibit 19.2 to this Annual Report on Form 10-K.

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



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)



Date:   June 28, 1996                           By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

    19.2    Annual Report on Form 11-K for the Year Ended December 31, 1995,
            for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
    21      Subsidiaries of Cullen/Frost
    23.1    Consent of Independent Auditors
    23.2    Consent of Independent Auditors with respect to Form 11-K for the
            1991 Thrift Incentive Stock Purchase Plan.
    23.3    Consent of Independent Auditors with respect to Form 10-K as amended by this Form 10-K/A for the 401(k) Stock Purchase Plan.
    24      Power of Attorney


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