Form 10-Q
period 1996-06-30
CULLEN FROST BANKERS INC
filed 1996-08-13
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



         For Quarter Ended June 30, 1996          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 8, 1996, there were 22,450,060 shares of Common Stock, $5 par value, outstanding.





Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)       Three Months Ended       Six Months Ended
                                                    June 30                 June 30
                                              --------------------    -------------------
                                                1996         1995       1996        1995
                                              -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                        $45,265      $37,671   $ 87,851     $70,746
 Securities:
    Taxable                                    25,310       24,526     50,954      48,862
    Tax-exempt                                     81           90        163         174
                                              -------      -------    -------     -------
      Total Securities                         25,391       24,616     51,117      49,036
 Time Deposits                                      3                      10
 Federal funds sold and securities
  purchased under resale agreements             1,472        1,628      3,413       3,121
                                              -------      -------    -------     -------
      Total Interest Income                    72,131       63,915    142,391     122,903
INTEREST EXPENSE
 Deposits                                      25,808       22,623     51,063      41,008
 Federal funds purchased and securities
   sold under repurchase agreements             1,728        3,834      3,833       8,225
 Long-term notes payable and other borrowings     221          107        453         107
                                              -------      -------    -------     -------
      Total Interest Expense                   27,757       26,564     55,349      49,340
                                              -------      -------    -------     -------
      Net Interest Income                      44,374       37,351     87,042      73,563
Provision for possible loan losses              1,325        2,772      3,200       3,272
                                              -------      -------    -------     -------
      Net Interest Income After Provision
      For Possible Loan Losses                 43,049       34,579     83,842      70,291
NON-INTEREST INCOME
 Trust fees                                     8,384        8,070     16,716      16,121
 Service charges on deposit accounts            9,656        7,484     18,441      14,538
 Other service charges, collection and
    exchange charges, commissions and fees      2,154        2,840      4,782       5,196
 Net gain (loss) on securities transactions      (903)                   (998)         93
 Other                                          5,350        4,349      8,426       7,212
                                              -------      -------    -------     -------
      Total Non-Interest Income                24,641       22,743     47,367      43,160
NON-INTEREST EXPENSE
 Salaries and wages                            18,350       14,395     34,987      27,932
 Pension and other employee benefits            4,498        2,371      7,956       5,177
 Net occupancy of banking premises              4,665        4,323      9,526       8,906
 Furniture and equipment                        2,811        2,550      5,692       5,110
 Provision for real estate losses                                                     500
 Intangible amortization                        2,903        1,952      5,518       3,828
 Other                                         13,368       14,341     26,061      28,249
                                              -------      -------    -------     -------
     Total Non-Interest Expense                46,595       39,932     89,740      79,702
                                              -------      -------    -------     -------
   Income Before Income Taxes                  21,095       17,390     41,469      33,749
Income Taxes                                    7,577        6,167     14,876      11,887
                                              -------      -------    -------     -------
     Net Income                               $13,518      $11,223    $26,593     $21,862
                                              =======      =======    =======     =======
Net Income per common share:
Primary                                       $   .59      $   .50    $  1.16     $   .97
Dividends per share                               .21          .11        .39         .22

See notes to consolidated financial statements.



Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                     June 30   December 31     June 30
                                                      1996         1995         1995
                                                  ----------    ----------   ----------
Assets
Cash and due from banks                           $  481,666    $  533,333   $  378,131
Time deposits                                             16            64           20
Securities held to maturity                          191,714       210,731    1,003,663
Securities available for sale                      1,366,676     1,325,836      569,357
Federal funds sold and securities
  purchased under resale agreements                  157,175       100,550      111,425
Loans, net of unearned discount of $1,803 at
  June 30, 1996; $1,337 at December 31, 1995
  and $2,401 at June 30, 1995                      2,107,584     1,816,762    1,742,644
    Less: Allowance for possible loan losses         (35,035)      (31,577)     (28,886)
                                                  ----------    ----------   ----------
      Net Loans                                    2,072,549     1,785,185    1,713,758
Banking premises and equipment                       101,076        89,493       91,891
Accrued interest and other assets                    178,995       155,019      136,497
                                                  ----------    ----------   ----------
      Total Assets                                $4,549,867    $4,200,211   $4,004,742
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  898,874    $  792,879   $  720,789
  Correspondent banks                                168,248       127,549       95,390
  Public funds                                        91,979        71,581       43,619
                                                  ----------    ----------   ----------
     Total demand deposits                         1,159,101       992,009      859,798
Time Deposits:
  Savings and Interest-on-Checking                   712,541       718,582      712,972
  Money market deposit accounts                      789,253       711,865      590,752
  Time accounts                                    1,066,455       998,738      998,850
  Public funds                                       232,951       224,539       90,646
                                                  ----------    ----------   ----------
     Total time deposits                           2,801,200     2,653,724    2,393,220
                                                  ----------    ----------   ----------
     Total deposits                                3,960,301     3,645,733    3,253,018
Federal funds purchased and securities
  sold under repurchase agreements                   114,387       111,395      348,922
Accrued interest and other liabilities               127,329       101,619       81,142
                                                  ----------    ----------   ----------
     Total Liabilities                             4,202,017     3,858,747    3,683,082
Shareholders' Equity
Common stock, par value $5 per share                 112,197        55,997       55,744
  Shares authorized: 30,000,000
  Shares outstanding: 22,439,398;
    22,398,900; and 22,297,608
Surplus                                               62,804       118,418      116,711
Retained earnings                                    176,499       158,563      143,060
Unrealized gain (loss) on securities available
  for sale                                            (3,650)        8,486        6,145
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      347,850       341,464      321,660
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $4,549,867    $4,200,211   $4,004,742
                                                  ==========    ==========   ==========

See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                  Unrealized
                                                                  Gain (Loss)
                                                                 on Securities
                                    Common              Retained   Available
                                    Stock    Surplus    Earnings    for Sale   Total
                                   -------   --------   --------   --------- --------
Balance at January 1, 1995         $55,615   $116,362   $126,038   $(2,578)  $295,437
  Net income for the year ended
    December 31, 1995                                     46,279               46,279
  Exercise of employee stock
    options and related tax benefit    250        978        (34)               1,194
  Issuance of restricted stock         132      1,078                           1,210
  Restricted stock plan deferred
    compensation expense, net                               (997)                (997)
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                            11,064     11,064
  Cash dividend                                          (12,723)             (12,723)
                                   -------   --------    -------   --------   -------
Balance at December 31, 1995        55,997    118,418    158,563     8,486    341,464
  Net income for the six months
    ended June 30, 1996                                   26,593               26,593
  Exercise of employee stock
    options and related tax benefit    102        484       (252)                 334
  Restricted stock plan deferred
    compensation expense                                     232                  232
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                           (12,136)   (12,136)
  Cash dividend                                           (8,637)              (8,637)
  Two for one stock split           56,098    (56,098)
                                  --------   --------   --------   -------   --------
Balance at June 30, 1996          $112,197   $ 62,804   $176,499   $(3,650)  $347,850
                                  ========   ========   ========   =======   ========




See notes to consolidated financial statements.





Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                           Six Months Ended
                                                               June 30
                                                          ------------------
                                                            1996       1995
                                                          -------    -------
Operating Activities
Net income                                               $ 26,593   $ 21,862
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                      3,200      3,272
    Provision for real estate losses                                     500
    (Credit) provision for deferred taxes                  (2,206)        23
    Accretion of discounts on loans                        (1,079)      (946)
    Accretion of securities' discounts                     (8,242)    (8,240)
    Amortization of securities' premiums                    1,504      1,047
    Net (gain) loss on securities transactions                998        (93)
    Net gain on sale of assets                             (1,264)    (2,334)
    Depreciation and amortization                          11,195      8,961
    Increase in interest receivable                        (3,565)    (1,889)
    Increase in interest payable                              401      1,886
    Net change in other assets and liabilities             34,922     34,659
                                                         ---------  --------
      Net cash provided by operating activities            62,457     58,708

Investing Activities
Proceeds from maturities of securities held to maturity    18,867     47,619
Purchases of securities held to maturity                                (833)
Proceeds from sales of securities available for sale       54,406     28,309
Proceeds from maturities of securities available for sale 352,843    292,471
Purchases of securities available for sale               (384,862)  (289,466)
Net increase in loans                                     (83,922)  (137,441)
Net increase in bank premises and equipment                (6,129)    (2,255)
Proceeds from sales of repossessed properties                 607        938
Net cash and cash equivalents received (paid) from
    bank acquisitions/exchange                             19,198    (22,010)
                                                         ---------  ---------
  Net cash used by investing activities                   (28,992)   (82,668)

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                      119,072    (60,975)
Net increase (decrease) in certificates of deposits      (142,159)    75,820
Net increase (decrease) in short-term borrowings            2,992    (30,038)
Proceeds from employee stock purchase
  plan and options                                            177        275
Dividends paid                                             (8,637)    (4,900)
                                                         ---------  --------
     Net cash used by financing activities                (28,555)   (19,818)
                                                         ---------  --------
     Increase (decrease) in cash and cash equivalents       4,910    (43,778)
Cash and cash equivalents at beginning of year            633,947    533,354
                                                         ---------  --------
     Cash and cash equivalents at the end
       of the period                                     $638,857   $489,576
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 54,948   $ 47,454
  Loans originated to facilitate the sale
    of repossessed properties                                 612        351

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb future possible loan losses.



                                                     Six Months Ended
                                                         June 30
                                                   --------------------
(in thousands)                                        1996       1995
- -----------------------------------------------------------------------
Balance at beginning of the period                  $31,577    $25,741
Provision for possible loan losses                    3,200      3,272
Net charge-offs:
  Losses charged to the allowance                    (4,297)    (2,522)
  Recoveries                                          4,555      2,395
                                                    -------    -------
    Net (charge-offs) recoveries                        258       (127)
                                                    -------    -------
Balance at the end of period                        $35,035    $28,886
                                                    =======    =======



Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At June 30, 1996, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral.
Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest revenue was recognized on impaired loans for the second quarter of 1996 or 1995. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:


                                                             June 30
                                                   -----------------------
(in thousands)                                          1996         1995
- --------------------------------------------------------------------------
Impaired loans with no valuation reserve               $5,124       $5,712
Impaired loans with a valuation reserve                 2,657        2,428
                                                       ------       ------
Total recorded investment in impaired loans            $7,781       $8,140
                                                       ======       ======
Average recorded investment in impaired loans          $8,625       $8,825
Valuation reserve                                         612          512


Earnings Per Common Share

     On June 21, 1996, the Corporation completed the previously announced two-for-one stock split. As a result of the split, $56,098,000 was transferred from surplus to common stock. All related "share" amounts have been restated to make prior periods comparable. The weighted average number of shares used to compute per common share earnings, including common stock equivalents where applicable, were:


                    Three Months Ended          Six Months Ended
                          June 30                    June 30
                  -----------------------   -----------------------
                     1996         1995         1996        1995
                  -----------------------   -----------------------
Primary           22,859,954   22,624,008   22,844,729   22,574,170

Fully Diluted     22,906,104   22,654,138   22,906,370   22,651,034



Income Taxes

     The tax expense for the second quarter of 1996 was $7,577,000. This amount consisted of current tax expense of $9,472,000 and deferred tax benefit of $1,895,000. Year-to-date tax expense is $14,876,000, consisting of current tax expense of $17,082,000 and deferred tax benefit of $2,206,000. Net deferred tax assets were $15,576,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years and the future reversal of existing taxable temporary differences. The tax expense for the second quarter of 1995 was $6,167,000. Income tax payments for the first six months of 1996 and 1995 were $13,603,000 and $10,174,000, respectively.


Acquisitions

     On January 5, 1996, the Corporation paid approximately $17.7 million to acquire S.B.T. Bancshares, Inc., including its subsidiary, State Bank and Trust Company in San Marcos, Texas. The Corporation acquired loans of approximately $51 million and deposits of approximately $112 million. On February 15, 1996, the Corporation paid approximately $33.5 million to acquire Park National Bank in Houston, Texas. The Corporation acquired loans of approximately $157 million and deposits of approximately $225 million. The acquisitions did not have a material impact on the second quarter net income and are not expected to have a material impact on the Corporation's 1996 net income.
     On April 4, 1995, the Corporation acquired Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas. The Corporation acquired loans of approximately $28 million and deposits of approximately $49 million. On May 19, 1995, the Corporation acquired National Commerce Bank in Houston, Texas. The Corporation acquired loans of approximately $95 million and deposits of approximately $101 million. On July 21, 1995, the Corporation acquired the two San Antonio branches of Comerica Bank Texas. The Corporation acquired loans of approximately $2 million and deposits of approximately $34 million.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations


Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     Cullen/Frost Bankers, Inc. reported net income of $13,518,000 or $.59 per common share for the quarter ended June 30, 1996 compared to $11,223,000 or $.50 per common share for the second quarter of 1995 and net income of $13,075,000 or $.57 per common share for the first quarter of 1996. Net income for the six months ended June 30, 1996 was $26,593,000 or $1.16 per common share compared to $21,862,000 or $.97 per common share for the same period of 1995.
     The results of operations are included in the material that follows. The Corporation completed two acquisitions during the first quarter of 1996 and three for the entire year of 1995. These acquisitions, which are outlined in the footnotes to the financial statements on page seven, were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition.
     During the second quarter of 1996, the board of directors declared and paid a two for one stock split. Previous quarters have been restated to give effect to the split. Certain reclassifications have been made to make prior quarters comparable. All balance sheet figures are presented in averages unless otherwise noted.


                                                    Summary of Operations
                                    --------------------------------------------------
                                                               Three Months Ended
                                      Six Months Ended    ----------------------------
                                           June 30                1996          1995
                                    ------------------    ------------------   -------
                                       1996     1995      June 30   March 31   June 30
- --------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                   $87,538   $73,931     $44,624   $42,914   $37,540
Taxable-equivalent adjustment           496       368         250       246       189
                                    -------   -------     -------   -------   -------
Net interest income                  87,042    73,563      44,374    42,668    37,351
Provision for possible
  loan losses                         3,200     3,272       1,325     1,875     2,772
Non-Interest income:
  Net gain (loss) on securities
     transactions                      (998)       93        (903)      (95)
  Other                              48,365    43,067      25,544    22,821    22,743
                                    -------   -------     -------   -------   -------
    Total non-interest income        47,367    43,160      24,641    22,726    22,743
Non-Interest expense:
  Provision for real estate losses                500
  Other                              89,740    79,202      46,595    43,145    39,932
                                    -------   -------     -------   -------   -------
    Total non-interest expense       89,740    79,702      46,595    43,145    39,932
                                    -------   -------     -------   -------   -------

Income before income taxes           41,469    33,749      21,095    20,374    17,390
Income Taxes                         14,876    11,887       7,577     7,299     6,167
                                    -------   -------     -------   -------   -------
Net Income                          $26,593   $21,862     $13,518   $13,075   $11,223
                                    =======   =======     =======   =======   =======

Net Income per common share         $  1.16   $   .97     $   .59   $   .57   $   .50

Return on Average Assets               1.20%     1.16%       1.21%     1.20%     1.16%
Return on Average Equity              15.21     14.07       15.41     15.01     14.06


Net Interest Income
     Net interest margin, which represents the average net effective yield on earning assets calculated as net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets, was 4.74 percent for the second quarter of 1996 compared to 4.67 percent and 4.52 percent for the first quarter of 1996 and second quarter of 1995, respectively. The increase in net interest income and net interest margin from the first quarter of 1996 is reflective of the favorable impact of the acquisitions, higher loan volumes and higher interest recoveries. These items, the reinvestment of proceeds from the sale of securities, and lower deposit costs were responsible for the increase from the second quarter last year. Net interest spread of 3.97 percent increased four basis points from the first quarter of 1996 and 25 basis points from the second quarter of 1995. The net interest spread increased primarily because the Corporation was able to maintain its earnings on funds with higher loan volumes and the favorable impact of the acquisitions, while deposit costs decreased.


                                              Change in Net Interest Income
                            ----------------------------------------------------------------
                            Second Quarter        Second Quarter        Year-to-Date
                                 1996                  1996                 1996
                                  vs.                   vs.                  vs.
                            Second Quarter         First Quarter        Year-to-Date
                                 1995                  1996                 1995
                            ----------------------------------------------------------------
                                  Percentage of         Percentage of         Percentage of
                          Amount  Total Change   Amount Total Change   Amount Total Change
- --------------------------------------------------------------------------------------------
Due to volume             $5,916     83.51%      $1,724     99.19%     $11,920    87.60%
Due to interest rate
  spread                   1,168     16.49          (14)      .81        1,687    12.40
                         -------    -------      -------   -------     -------   -------
                          $7,084    100.00%      $1,710    100.00%     $13,607   100.00%
                         =======    =======      ======    =======     =======   =======




Non-Interest Income




                                        Six Months Ended           Three Months Ended
                                             June 30         ------------------------------
                                       ------------------            1996             1995
                                                             --------------------   -------
Non-Interest Income                       1996      1995      June 30   March 31    June 30
- -------------------------------------------------------------------------------------------
Trust fees                              $16,716   $16,121    $ 8,384     $ 8,332    $ 8,070
Service charges on deposit accounts      18,441    14,538      9,656       8,785      7,484
Other service charges, collection
  and exchange charges, commissions
  and fees                                4,782     5,196      2,154       2,628      2,840
Net gain (loss) on securities
  transactions                             (998)       93       (903)        (95)
Other                                     8,426     7,212      5,350       3,076      4,349
                                        -------   -------    --------    -------    -------
    Total                               $47,367   $43,160    $24,641     $22,726    $22,743
                                        =======   =======    ========    =======    =======


For the second quarter 1996...

     Total non-interest income was up $1.9 million, an increase of over eight percent, compared to the first quarter of 1996 and second quarter of 1995.
     Trust fee income remained constant compared to last quarter and increased
3.9 percent from the second quarter of 1995. The increase can be attributed to higher investment, personal, and employee benefit trust fees, which offset the impact of lower trust revenue resulting from the second quarter of 1995 sale of the Corporation's municipal bond administration business.

     Service charges on deposit accounts increased 9.9 percent from the first quarter of this year and 29.0 percent from the second quarter of 1995. The majority of the increase from the first quarter is due to higher volumes and, to a lesser extent, the impact of the Park National Bank acquisition for a full quarter. Most of the increase from the second quarter last year results from increased volumes processed for correspondent banks and the impact of acquisitions. Service charges from acquisitions represented approximately 25 percent of the increase from the first quarter and approximately 40 percent of the increase compared to the same quarter one year ago.
     Other service charges were down 18.0 percent and 24.2 percent compared to the first quarter of 1996 and the second quarter of 1995, respectively. The decrease from both quarters is primarily due to lower income from bankcard discounts as a result of the Corporation's outsourcing of its bankcard processing operations, which was completed in May 1996.
     The Corporation restructured a portion of its available for sale investment portfolio resulting in losses of $903,000. This portfolio restructuring of replacing lower-yielding securities with higher-yielding securities should have a favorable impact on net interest income in the future.
     Other non-interest income increased $2.3 million or 73.9 percent from the first quarter of this year and increased $1.0 million or 23.0 percent compared to the second quarter of 1995. The increase from the first quarter is mostly due to gains on the disposition of certain loans and foreclosed assets of approximately $2.7 million, and a gain recognized from the outsourcing of the Corporation's bankcard processing operations. Most of the increase from the second quarter of 1995 is due to gains on the disposition of certain loans.


For the six months ended June 30, 1996...

     Non-interest income rose $4.2 million or 9.7 percent compared to the same period last year. Trust income increased $595,000 due to higher investment, employee benefit trust, and personal trust fees which offset lower corporate trust income. Service charges on deposit accounts increased $3.9 million compared to the same period one year ago. The increase is mainly due to higher volumes, primarily processing for correspondent banks, and acquisitions, which account for almost half of the increase. Other service charges and fees decreased $414,000 mostly due to lower income from bankcard discounts as a result of the Corporation's outsourcing of its bankcard processing operations which was completed in May 1996. Other income is up $1.2 million compared to the same period last year primarily as a result of gains on the disposition of certain loans and acquisitions.

Non-Interest Expense


                                                                    Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 1996             1995
                                       ------------------    --------------------   -------
Non-Interest Expense                     1996       1995      June 30   March 31    June 30
- -------------------------------------------------------------------------------------------
Salaries and wages                      $34,987    $27,932   $18,350    $16,637     $14,395
Pension and other employee benefits       7,956      5,177     4,498      3,458       2,371
Net occupancy of banking premises         9,526      8,906     4,665      4,861       4,323
Furniture and equipment                   5,692      5,110     2,811      2,881       2,550
Intangible amortization                   5,518      3,828     2,903      2,615       1,952
Other                                    26,061     28,249    13,368     12,693      14,341
                                        -------    -------   -------    -------     -------
                                         89,740     79,202    46,595     43,145      39,932
Provision for real estate losses                       500
                                        -------    -------   -------    -------     -------
      Total                             $89,740    $79,702   $46,595    $43,145     $39,932
                                        =======    =======   =======    =======     =======


For the second quarter 1996..

     Non-interest expense was up $3.5 million or 8.0 percent compared to last quarter and increased $6.7 million or 16.7 percent compared to the second quarter of 1995. Operating expenses related to the acquisitions were the primary reason for the increase from both periods, with a $1.6 million early retirement charge recorded in the second quarter of 1996 also contributing to the increase.
     Salaries and wages increased 10.3 percent from the first quarter of 1996 and 27.5 percent from the second quarter of 1995 primarily as a result of the acquisitions. The early retirement charge was responsible for approximately one-half of the increase from the previous quarter. Pension and employee benefits increased 30.1 percent compared to last quarter and 89.7 percent compared to the second quarter of 1995 mostly because of acquisitions and the early retirement charge. Also contributing to the increase from the second quarter of 1995 is a refund on workers' compensation insurance received in the second quarter of 1995 and higher payroll tax and medical insurance expense.
     Net occupancy of banking premises expense decreased 4.0 percent from the first quarter of 1996 and increased 7.9 percent from the second quarter of 1995. The increase from the second quarter of 1995 primarily results from higher lease, building maintenance, and property tax expenses related to the acquisitions.
     Furniture and equipment expense was down slightly compared to the first quarter of 1996 and increased 10.2 percent from the same quarter last year mostly due to higher depreciation expense associated with the acquisitions and higher service contracts expense.
     Amortization of intangibles increased 11.0 percent from the first quarter of 1996 and 48.7 percent from the second quarter of 1995 due to the acquisitions.
     Other non-interest expenses increased 5.3 percent from the first quarter mainly due to sundry losses and other professional expenses. Other non-interest expenses were down 6.8 percent compared to the second quarter of 1995, primarily due to decreases in FDIC insurance, franchise taxes, and federal reserve service charges.


For the six months ended June 30, 1996

     Total non-interest expense was up $10.0 million or 12.6 percent compared to the same period one year ago. Salaries and wages were up $7.1 million or
25.3 percent compared to the same period one year ago primarily because of the acquisitions. Pension and other benefits increased $2.8 million from the same period last year due to higher retirement plan expense, payroll tax, and medical insurance expense related to the acquisitions and the impact of the early retirement charge. In addition, the second quarter of 1995 includes a refund on workers' compensation insurance, adding to the increase from the same period one year ago. Net occupancy of banking premises increased $620,000, or
7.0 percent, primarily due to higher lease, building maintenance, and property tax expense related to the acquisitions. Furniture and equipment expense increased $582,000, or 11.4 percent, mostly due to higher depreciation expense associated with the acquisitions. Intangible amortization increased $1.7 million or 44.1 percent from the same period one year ago due to acquisitions. Other non-interest expenses decreased $2.2 million or 7.7 percent, primarily due to decreases in FDIC insurance, franchise taxes, and federal reserve service charges. The efficiency ratio measures what percentage of bank revenue is absorbed by non-interest expense. The Corporation's year-to-date efficiency ratio was 66.0 percent compared to 67.7 percent in 1995.

Income Taxes
     The Corporation's effective tax rate for the first and second quarters of 1996 and 1995 approximated the statutory rate of 35 percent.

Balance Sheet
     Average assets of $4,509,455,000 increased 3.2 percent and 15.8 percent from the first quarter of 1996 and the second quarter of 1995, respectively, principally because of the acquisitions. Total deposits averaged $3,910,444,000 for the current quarter, up 3.6 percent from the previous quarter and up 21.9 percent when compared to the second quarter of 1995.


Loans


                                        1996                    1995
                               ---------------------   -----------------------
Loan Portfolio                            Percentage
Period-End Balances           June 30     of Total     December 31   June 30
- ------------------------------------------------------------------------------
Commercial                  $  602,430     28.6%     $  508,990   $  495,087
Consumer                       439,958     20.9         402,169      362,574
Real estate                    995,798     47.2         837,905      823,212
Other                           71,201      3.4          69,035       64,172
Unearned discount               (1,803)     (.1)         (1,337)      (2,401)
                            ----------   ------      ----------   ----------
Total Loans                 $2,107,584   100.0%      $1,816,762   $1,742,644
                            ==========   ======      ==========   ==========



     Average loans for the second quarter of 1996 were $2,057,029,000. This represents an increase in average loans of 6.2 percent from the first quarter of 1996 and an increase in average loans of 23.0 percent from the second quarter of last year. At June 30, 1996, period-end loans totaled $2,107,584,000 up 4.1 percent from the previous quarter and up 20.9 percent from the same period last year. Approximately, 58 percent of the increase in loans from a year ago resulted from acquisitions.

Real Estate Loans
     Real estate loans at June 30, 1996, were $995,798,000 or 47.2 percent of period-end loans, the same percentage level of a year ago. Residential permanent mortgage loans at June 30, 1996, were $403,489,000 compared to $395,616,000 at March 31, 1996, and $326,213,000 at June 30, 1995. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.
     At June 30, 1996, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $3,461,000, compared with $3,999,000 at March 31, 1996, and $5,179,000 at June 30, 1995.



                                                      1996               1995
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                           June 30      of Total     June 30
- -------------------------------------------------------------------------------
Construction                                $ 57,922        5.8%       $ 53,336
Land                                          48,274        4.8          39,939
Permanent mortgages:
  Commercial                                 209,523       21.1         201,048
  Residential                                403,489       40.5         326,213
Other                                        276,590       27.8         202,676
                                            --------      ------       --------
                                            $995,798      100.0%       $823,212
                                            ========      ======       ========
Non-accrual and restructured                $ 10,772        1.1%       $ 12,951



Mexico

     The Corporation's cross border outstandings to Mexico, excluding $18,649,000 in loans secured by assets held in the United States, totaled $25,345,000 at June 30, 1996, or 1.2 percent of total loans down from $31,462,000 at March 31, 1996 and flat compared to $25,232,000 last year. All of the Corporation's Mexican loans are either secured by liquid U.S. assets or are unsecured loans to major financial institutions to finance international trade transactions. Of the trade-related credits, approximately 88 percent are related to companies exporting from Mexico. As of June 30, 1996, none of the Mexican related loans were on non-performing status.



                                                        MEXICAN LOANS
                                                --------------------------
                                                             Percentage of
June 30, 1996                                   Amount        Total Loans
- --------------------------------------------------------------------------
Loans to financial institutions                $25,344            1.2%
Loans to private firms or individuals                1
                                               -------           ----
                                               $25,345            1.2%
                                               =======           ====



Non-Performing Assets


                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
June 30, 1996                                     Estate    Other    Total
- ---------------------------------------------------------------------------
Non-accrual and restructured loans               $10,772   $2,818   $13,590
Foreclosed assets                                  1,174      213     1,387
                                                 -------   ------   -------
     Total                                       $11,946   $3,031   $14,977
                                                 =======   ======   =======
As a percentage of total
  non-performing assets                             79.8%    20.2%    100.0%




     Non-performing assets totaled $14,977,000 at June 30, 1996 down 15.7 percent and 10.8 percent, respectively, from $17,768,000 at June 30, 1995 and $16,798,000 at March 31, 1996. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .71 percent at June 30, 1996 from 1.02 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $231,000 or $.01 per common share for the second quarter of 1996, compared to approximately $287,000 or $.01 per common share for the second quarter of 1995 and $239,000 or $.01 per common share for the first quarter of 1996. For the six months ended June 30, 1996, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $470,000 or $.02 per common share, compared with approximately $584,000 or $.03 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $5,693,000 at June 30, 1996, compared to $6,440,000 at June 30, 1995, and
$6,761,000 at March 31, 1996.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $35,035,000 or 1.66 percent of period-end loans at June 30, 1996, compared to $28,886,000 or 1.66 percent at June 30, 1995 and $33,229,000 or 1.64 percent at March 31, 1996. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 257.8 percent at June 30, 1996, compared to 204.4 percent at June 30, 1995 and 224.8 percent at the end of the first quarter of 1996.
     The Corporation recorded a $1,325,000 provision for possible loan losses during the second quarter of 1996. This compares to $2,772,000 provision for possible loan losses during the second quarter of 1995 and $1,875,000 for the first quarter of 1996. The provision is reflective of the continued growth in the loan portfolio. Net recoveries in the second quarter of 1996 totaled $481,000, compared to a net charge-off of $771,000 for the second quarter of 1995 and $223,000 for the first quarter of 1996.




                                        NET CHARGE-OFFS (RECOVERIES)
                                        ---------------------------
                                              1996           1995
                                        -----------------   -------
                                        Second     First    Second
                                        Quarter   Quarter   Quarter
- -------------------------------------------------------------------
Real Estate                            $(1,306)  $    (7)  $  (227)
Commercial and industrial                  401      (487)     (129)
Consumer                                   424       716     1,127
Other, including foreign                               1
                                       -------    -------   ------
                                       $  (481)  $   223   $   771
                                       =======    =======  =======

Provision for possible loan losses     $ 1,325   $ 1,875   $ 2,772
Allowance for possible loan losses      35,035    33,229    28,886



Capital and Liquidity

     At June 30, 1996, shareholders' equity was $347,850,000 compared to $321,660,000 at June 30, 1995 and $347,174,000 at March 31, 1996. The
Corporation had an unrealized loss on securities available for sale, net of deferred taxes, of $3.7 million as of June 30, 1996 compared to a $6.1 million unrealized gain as of June 30, 1995, reflecting a change of $9.8 million. The unrealized loss is primarily due to the increase in market interest rates in 1996. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios.
     During the second quarter of 1996, the board of directors declared and paid a two for one stock split. In addition, the Corporation raised its cash dividend 20 percent in the second quarter of 1996 to $.21 per common share (post-split) compared to $.175 per common share in the first quarter of 1996 and 91 percent when compared to the $.11 per common share for the second quarter a year ago. This equates to a dividend payout ratio of 34.9 percent,
30.0 percent and 21.8 percent for the second and first quarters of 1996 and the second quarter of 1995, respectively.
     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.
     The following table summarizes Tier 1 and Total Capital information for the Corporation at June 30, 1996 and 1995. As a result of the acquisitions, all the regulatory capital ratios are down when compared to the second quarter of 1995.



                                            June 30, 1996            June 30, 1995
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
- ------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  277,135     11.35%    $  260,589     12.79%
     Tier 1 Capital Minimum requirement    97,671      4.00         81,518      4.00

     Total Capital                     $  307,713     12.60%    $  286,105     14.04%
     Total Capital Minimum requirement    195,342      8.00        163,037      8.00

Risk-adjusted assets, net of goodwill  $2,441,773               $2,037,960
Leverage ratio                                         6.24%                    6.80%
Average equity as a percentage
of average assets                                      7.83                     8.21



     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At June 30, 1996, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at June 30, 1996.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.



Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                               June 30, 1996              June 30, 1995
                                       ------------------------   --------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                      --------   -------  ------    --------   -------  -----
ASSETS
Time deposits                       $       24  $      1  3.50%   $       18            2.34%
Securities:
 U.S. Treasury                         294,463     7,728  5.28       225,884  $  6,735  6.01
 U.S. Government agencies
  and corporations                   1,299,447    43,021  6.62     1,312,433    41,710  6.36
 States and political subdivisions       5,488       259  9.45         6,107       278  9.10
 Other                                   6,910       197  5.70        12,471       407  6.52
                                     ---------   -------           ---------    ------
Total securities                     1,606,308    51,205  6.38     1,556,895    49,130  6.32
Federal funds sold and securities
  purchased under resale agreements    130,470     3,413  5.17       108,035     3,121  5.75
Loans, net of unearned discount      1,996,660    88,268  8.89     1,600,150    71,020  8.95
                                     ---------   -------          ----------   -------
Total Earning Assets and
    Average Rate Earned              3,733,462   142,887  7.68     3,265,098   123,271  7.59
Cash and due from banks                470,039                       351,487
Allowance for possible loan losses     (33,729)                      (26,531)
Banking premises and equipment          98,819                        89,901
Accrued interest and other assets      175,408                       136,109
                                     ---------                    ----------
  Total Assets                      $4,443,999                    $3,816,064
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  808,264                    $  680,222
  Correspondent banks                  180,440                       119,851
  Public funds                          42,459                        34,296
                                     ---------                     ---------
     Total demand deposits           1,031,163                       834,369
Time deposits:
 Savings and Interest-on-Checking      738,049     5,127  1.40       730,580     7,023  1.94
 Money market deposit accounts         777,361    14,872  3.85       562,068    10,465  3.75
 Time accounts                       1,044,809    25,549  4.92       913,472    21,827  4.82
 Public funds                          250,725     5,515  4.42        83,580     1,693  4.08
                                     ---------   -------           ---------   -------
    Total Time deposits              2,810,944    51,063  3.65     2,289,700    41,008  3.61
                                     ---------                     ---------
  Total Deposits                     3,842,107                     3,124,069
Federal funds purchased and securities
  sold under resale agreements         155,250     3,833  4.88       313,058     8,225  5.23
Other borrowings                        17,554       453  5.19         3,975       107  5.44
                                     ---------   -------          ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,983,748    55,349  3.73     2,606,733    49,340  3.81
                                     ---------   -------  ----    ----------   -------  ----
Accrued interest and other liabilities  77,522                        61,700
                                     ---------                    ----------
Total Liabilities                    4,092,433                     3,502,802
SHAREHOLDERS' EQUITY                   351,566                       313,262
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $4,443,999                    $3,816,064
                                    ==========                    ==========
Net interest income                              $87,538                       $73,931
                                                 =======                       =======
Net interest spread                                       3.95%                         3.78%
                                                          =====                         =====
Net interest income to total average earning assets       4.70%                         4.55%
                                                          =====                         =====

*Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                               June 30, 1996          March 31, 1996
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                      --------   -------  -----    --------  -------  -----
ASSETS
Time deposits                       $       21   $     1  3.50%  $       27           3.50%
Securities:
 U.S. Treasury                         301,233     3,899  5.21      287,694  $ 3,829  5.35
 U.S. Government agencies
  and corporations                   1,287,518    21,316  6.62    1,311,374   21,705  6.62
 States and political subdivisions       5,480       129  9.45        5,497      130  9.45
 Other                                   6,235        91  5.86        7,585      106  5.57
                                     ---------   -------          ---------  -------
     Total securities                1,600,466    25,435  6.36    1,612,150   25,770  6.40
Federal funds sold and securities
purchased under resale agreements      122,940     1,472  4.73      138,001    1,941  5.57
Loans, net of unearned discount      2,057,029    45,473  8.89    1,936,289   42,795  8.89
                                     ---------   -------          ---------  -------
Total Earning Assets and
    Average Rate Earned              3,780,456    72,381  7.68    3,686,467   70,506  7.67
Cash and due from banks                486,828                      453,391
Allowance for possible loan losses     (35,067)                     (32,390)
Banking premises and equipment          99,984                       97,654
Accrued interest and other assets      177,254                      165,830
                                     ---------                    ---------
  Total Assets                      $4,509,455                   $4,370,952
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  839,300                   $  777,229
  Correspondent banks                  193,535                      167,345
  Public funds                          40,138                       44,780
                                    ----------                   ----------
     Total demand deposits           1,072,973                      989,354
Time deposits:
 Savings and Interest-on-Checking      732,882     2,499  1.37      743,216    2,628  1.42
 Money market deposit accounts         796,624     7,787  3.93      758,097    7,085  3.76
 Time accounts                       1,055,894    12,696  4.84    1,033,725   12,853  5.00
 Public funds                          252,071     2,826  4.51      249,378    2,689  4.34
                                    ----------   -------         ----------  -------
    Total time deposits              2,837,471    25,808  3.66    2,784,416   25,255  3.65
                                    ----------   -------         ----------  -------
  Total Deposits                     3,910,444                    3,773,770
Federal funds purchased and securities
  sold under resale agreements         150,965     1,728  4.53      159,535    2,105  5.22
Other borrowings                        16,936       221  5.25       18,173      232  5.14
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              3,005,372    27,757  3.71    2,962,124   27,592  3.74
                                    ----------   -------  -----  ----------  -------  ----
Accrued interest and other liabilities  78,243                       69,209
                                    ----------                   ----------
Total Liabilities                    4,156,588                    4,020,687
SHAREHOLDERS' EQUITY                   352,867                      350,265
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,509,455                   $4,370,952
                                    ==========                   ==========
Net interest income                              $44,624                    $42,914
                                                 =======                    =======
Net interest spread                                       3.97%                      3.93%
                                                          ====                       ====
Net interest income to total average earning assets       4.74%                      4.67%
                                                          ====                       ====



*Taxable-equivalent basis assuming a 35% tax rate.





Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                          December 31, 1995         September 30, 1995
                                     --------------------------    -------------------------
                                                Interest                      Interest
                                      Average   Income/   Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost      Balance   Expense  Cost
                                     ---------  --------  -----   ---------   -------  -----
ASSETS
Time deposits                      $       20   $     2   3.51%  $       15            3.52%
Securities:
 U.S. Treasury                        248,598     3,559   5.68      255,079   $ 3,848  5.99
 U.S. Government agencies
  and corporations                  1,287,154    21,054   6.54    1,301,094    21,001  6.46
 States and political subdivisions      5,603       131   9.40        5,647       134  9.49
 Other                                  5,971        89   6.01        6,447        97  6.03
                                    ---------    ------          ----------   -------
     Total securities               1,547,326    24,833   6.41    1,568,267    25,080  6.39
Federal funds sold and securities
purchased under resale agreements     137,784     1,951   5.54      114,483     1,660  5.67
Loans, net of unearned discount     1,779,371    40,238   8.97    1,747,810    39,939  9.07
                                    ---------    ------           ---------    ------
Total Earning Assets and
    Average Rate Earned             3,464,501    67,024   7.69    3,430,575    66,679  7.73
Cash and due from banks               430,154                       392,513
Allowance for possible loan losses    (31,040)                      (29,708)
Banking premises and equipment         90,738                        92,132
Accrued interest and other assets     154,668                       146,414
                                    ---------                     ---------
  Total Assets                     $4,109,021                    $4,031,926
                                    =========                     =========
LIABILITIES
Demand deposits:
  Commercial and individual        $  719,105                    $  705,914
  Correspondent banks                 151,021                       134,085
  Public funds                         41,139                        37,277
                                    ---------                     ---------
     Total demand deposits            911,265                       877,276
Time deposits:
 Savings and Interest-on-Checking     700,966     2,729   1.54      720,160     2,908  1.60
 Money market deposit accounts        703,450     6,971   3.93      638,351     6,238  3.88
 Time accounts                      1,024,321    13,136   5.09    1,006,887    13,061  5.15
 Public funds                         221,741     2,489   4.45      113,599     1,269  4.43
                                    ---------    ------           ---------   -------
    Total Time Deposits             2,650,478    25,325   3.79    2,478,997    23,476  3.76
                                    ---------    ------           ---------   -------
  Total Deposits                    3,561,743                     3,356,273
Federal funds purchased and securities
  sold under repurchase agreements    123,052     1,565   4.98      258,409     3,506  5.31
Other borrowings                       20,010       330   6.55       21,818       296  5.38
                                    ---------    ------           ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             2,793,540    27,220   3.86    2,759,224    27,278  3.92
                                    ---------    ------   ----    ---------   -------  ----
Accrued interest and other liabilities 66,463                        66,878
                                    ---------                     ---------
Total Liabilities                   3,771,268                     3,703,378
SHAREHOLDERS' EQUITY                  337,753                       328,548
                                    ---------                     ---------
Total Liabilities and
  Shareholders' Equity             $4,109,021                    $4,031,926
                                    =========                     =========
Net interest income                             $39,804                      $ 39,401
                                                =======                      ========
Net interest spread                                       3.83%                        3.81%
                                                          =====                        =====
Net interest income to total average earning assets       4.58%                        4.58%
                                                          =====                        =====
* Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                               June 30, 1995
                                      ---------------------------
                                                 Interest
                                       Average   Income/  Yield/
                                       Balance   Expense  Cost
                                      --------   -------  -----
ASSETS
Time deposits                       $       21            3.81%
Securities:
 U.S. Treasury                         227,406   $ 3,489  6.15
 U.S. Government agencies
  and corporations                   1,307,456    20,917  6.40
 States and political subdivisions       6,551       144  8.77
 Other                                   7,238       115  6.37
                                     ---------   -------
     Total securities                1,548,651    24,665  6.37
Federal funds sold and securities
purchased under resale agreements      111,611     1,628  5.77
Loans, net of unearned discount      1,671,840    37,811  9.07
                                     ---------   -------
Total Earning Assets and
    Average Rate Earned              3,332,123    64,104  7.71
Cash and due from banks                359,029
Allowance for possible loan losses     (27,176)
Banking premises and equipment          91,634
Accrued interest and other assets      137,257
                                     ---------
  Total Assets                      $3,892,867
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  685,220
  Correspondent banks                  121,666
  Public funds                          32,193
                                    ----------
     Total demand deposits             839,079
Time deposits:
 Savings and Interest-on-Checking      727,039     3,562  1.97
 Money market deposit accounts         564,081     5,408  3.85
 Time accounts                         992,628    12,737  5.15
 Public funds                           84,904       916  4.33
                                    ----------   -------
    Total time deposits              2,368,652    22,623  3.83
                                    ----------   -------
  Total Deposits                     3,207,731
Federal funds purchased and securities
  sold under resale agreements         290,927     3,834  5.21
Other borrowings                         7,906       107  5.44
                                    ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,667,485    26,564  3.99
                                    ----------   -------  ----
Accrued interest and other liabilities  66,070
                                    ----------
Total Liabilities                    3,572,634
SHAREHOLDERS' EQUITY                   320,233
                                    ----------
Total Liabilities and
  Shareholders' Equity              $3,892,867
                                    ==========
Net interest income                              $37,540
                                                 =======
Net interest spread                                       3.72%
                                                          ====
Net interest income to total average earning assets       4.52%
                                                          ====


*Taxable-equivalent basis assuming a 35% tax rate.


                                   Part II: Other Information

Item 2.  Changes in Securities

     On July 25, 1989, the Board of Directors of Cullen/Frost Bankers, Inc., a Texas corporation (the "Company"), declared a dividend of one preferred share purchase right (a "Right") for each share of common stock, par value $5.00 per share ("Common Stock"), of the Company held of record at the close of business on August 1, 1989 (the "Record Date"), or issued thereafter and prior to the Separation Time (as defined in the Original Rights Agreement described below). The Rights were issued pursuant to a Rights Agreement, dated as of July 25, 1989, between the Company and The Bank of New York, as rights agent (the "Original Rights Agreement"). On July 30, 1996, the Company amended and restated the Original Rights Agreement in its entirety (the "Restated Rights Agreement") and appointed The Frost National Bank to replace The Bank of New York, as Rights Agent. In the Restated Rights Agreement, among other things, the threshold at which a shareholder becomes an "Acquiring Person" (as defined in the Restated Rights Agreement), thereby entitling other holders of Rights to acquire the Company's Common Stock at half price, was changed from 15 percent to ten percent, and the exercise price for the Rights was raised from $27.27 to $100, the effect of which entitles the holders of Rights, other than an Acquiring Person, to acquire a greater number of shares of Common Stock at half price when the Rights are triggered.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 29, 1996. The following matters were submitted to a vote of the Corporation's shareholders.

1.  Election of Directors:

     Election of all eighteen director nominees into three classes with terms expiring in 1997, 1998, and 1999, respectively, was approved with no nominee receiving less than 9.7 million votes.


Nominee                     Total Votes For     Total Votes Withheld
- -------                     ---------------     --------------------
Class I:
Isaac Arnold, Jr.            9,825,324                87,336
Harry H. Cullen              9,741,715               170,445
Roy H. Cullen                9,741,380               170,780
James L. Hayne               9,826,200                85,960
Robert S. McClane            9,826,562                85,598
Mary Beth Williamson         9,832,140                80,020

Class II:
Royce S. Caldwell            9,827,595                84,565
Ruben R. Cardenas            9,827,295                84,865
Henry E. Catto               9,826,165                85,995
Richard W. Evans, Jr.        9,825,964                86,196
James W. Gorman, Jr.         9,741,270               170,890
Richard M. Kleberg III       9,837,200                74,960

Class III:
Eugene H. Dawson, Sr.        9,727,570               184,590
Ruben M. Escobedo            9,827,115                85,045
W.N. Finnegan, III           9,836,300                75,860
T.C. Frost                   9,728,894               183,266
Ida Clement Steen            9,827,055                85,105
Curtis Vaughan, Jr.          9,825,870                86,290


2.  Selection of Independent Auditors

   Total Votes For      9,886,994
   Total Votes Against     10,841
   Total Abstentions       14,325

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         4 Amended and Restated Shareholder Protection Rights Agreement, dated as of July 30, 1996, which includes Form of Rights Certificate and of Election to Exercise, included as Exhibit A to the Rights Agreement. (1996 Form 8-A12G/A)(1)

        11  Statement regarding Computation of Earnings per Share

    (b)  Reports on Form 8-K

         None

____________________________

       (1) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form 8-A12G/A filed August 2, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   August 13, 1996                      By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)