Form 10-Q
period 1996-09-30
CULLEN FROST BANKERS INC
filed 1996-11-14
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549





                                         Form 10-Q



                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934




    For Quarter Ended September 30, 1996          Commission file number 0-7275




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 8, 1996, there were 22,468,412 shares of Common Stock, $5 par value, outstanding.


Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)       Three Months Ended      Nine Months Ended
                                                  September 30            September 30
                                              --------------------    -------------------
                                                1996         1995       1996        1995
                                              -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                        $47,229      $39,721   $135,080    $110,467
 Securities:
    Taxable                                    24,451       24,951     75,405      73,813
    Tax-exempt                                     81           84        244         258
                                              -------      -------    -------     -------
      Total Securities                         24,532       25,035     75,649      74,071
 Time Deposits                                                             10
 Federal funds sold and securities
  purchased under resale agreements             1,475        1,660      4,888       4,781
                                              -------      -------    -------     -------
      Total Interest Income                    73,236       66,416    215,627     189,319
INTEREST EXPENSE
 Deposits                                      25,962       23,476     77,025      64,484
 Federal funds purchased and securities
   sold under repurchase agreements             1,517        3,506      5,350      11,731
 Long-term notes payable and other borrowings     307          296        760         403
                                              -------      -------    -------     -------
      Total Interest Expense                   27,786       27,278     83,135      76,618
                                              -------      -------    -------     -------
      Net Interest Income                      45,450       39,138    132,492     112,701
Provision for possible loan losses              2,300        1,500      5,500       4,772
                                              -------      -------    -------     -------
      Net Interest Income After Provision
      For Possible Loan Losses                 43,150       37,638    126,992     107,929
NON-INTEREST INCOME
 Trust fees                                     8,652        7,720     25,368      23,841
 Service charges on deposit accounts            9,825        7,548     28,266      22,086
 Other service charges, collection and
    exchange charges, commissions and fees      2,053        2,900      6,835       8,096
 Net gain (loss) on securities transactions         1                    (997)         93
 Other                                          2,648        2,898     11,074      10,109
                                              -------      -------    -------     -------
      Total Non-Interest Income                23,179       21,066     70,546      64,225
NON-INTEREST EXPENSE
 Salaries and wages                            18,086       15,094     53,073      43,026
 Pension and other employee benefits            3,764        2,609     11,720       7,786
 Net occupancy of banking premises              4,736        4,532     14,262      13,438
 Furniture and equipment                        2,895        2,780      8,587       7,890
 Provision for real estate losses                              100                    600
 Intangible amortization                        2,857        2,124      8,375       5,952
 Other                                         12,279       13,070     38,340      41,319
                                              -------      -------    -------     -------
     Total Non-Interest Expense                44,617       40,309    134,357     120,011
                                              -------      -------    -------     -------
   Income Before Income Taxes                  21,712       18,395     63,181      52,143
Income Taxes                                    7,727        6,442     22,603      18,328
                                              -------      -------    -------     -------
     Net Income                               $13,985      $11,953    $40,578     $33,815
                                              =======      =======    =======     =======
Net Income per common share:
Primary                                       $   .61      $   .53    $  1.77     $  1.49
Dividends per share                               .21          .18        .60         .40




See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                  September 30  December 31  September 30
                                                     1996          1995          1995
                                                  ----------    ----------   ----------
Assets
Cash and due from banks                           $  442,706    $  533,333   $  365,435
Time deposits                                                           64           11
Securities held to maturity                          183,829       210,731      968,956
Securities available for sale                      1,304,698     1,325,836      590,768
Federal funds sold and securities
  purchased under resale agreements                  108,625       100,550      105,667
Loans, net of unearned discount of $1,585 at
  September 30, 1996; $1,337 at December 31, 1995
  and $1,728 at September 30, 1995                 2,182,938     1,816,762    1,761,272
    Less: Allowance for possible loan losses         (36,230)      (31,577)     (30,600)
                                                  ----------    ----------   ----------
      Net Loans                                    2,146,708     1,785,185    1,730,672
Banking premises and equipment                       101,820        89,493       90,673
Accrued interest and other assets                    168,191       155,019      150,605
                                                  ----------    ----------   ----------
      Total Assets                                $4,456,577    $4,200,211   $4,002,787
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  870,253    $  792,879   $  724,313
  Correspondent banks                                171,076       127,549       92,026
  Public funds                                        57,494        71,581       41,511
                                                  ----------    ----------   ----------
     Total demand deposits                         1,098,823       992,009      857,850
Time Deposits:
  Savings and Interest-on-Checking                   694,895       718,582      711,096
  Money market deposit accounts                      835,784       711,865      684,385
  Time accounts                                    1,053,330       998,738    1,053,116
  Public funds                                       201,517       224,539      163,250
                                                  ----------    ----------   ----------
     Total time deposits                           2,785,526     2,653,724    2,611,847
                                                  ----------    ----------   ----------
     Total deposits                                3,884,349     3,645,733    3,469,697
Federal funds purchased and securities
  sold under repurchase agreements                   115,893       111,395      119,547
Accrued interest and other liabilities                94,961       101,619       83,393
                                                  ----------    ----------   ----------
     Total Liabilities                             4,095,203     3,858,747    3,672,637
Shareholders' Equity
Common stock, par value $5 per share                 112,286        55,997       55,904
  Shares authorized: 30,000,000
  Shares outstanding: 22,457,313;
    22,398,900; and 22,361,644
Surplus                                               63,077       118,418      117,912
Retained earnings                                    185,760       158,563      149,930
Unrealized gain on securities available
  for sale, net of tax                                   251         8,486        6,404
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      361,374       341,464      330,150
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $4,456,577    $4,200,211   $4,002,787
                                                  ==========    ==========   ==========





See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                  Unrealized
                                                                  Gain (Loss)
                                                                 on Securities
                                    Common              Retained   Available
                                    Stock    Surplus    Earnings    for Sale   Total
                                   -------   --------   --------   --------- --------
Balance at January 1, 1995         $55,615   $116,362   $126,038   $(2,578)  $295,437
  Net income for the year ended
    December 31, 1995                                     46,279               46,279
  Exercise of employee stock
    options and related tax benefit    250        978        (34)               1,194
  Issuance of restricted stock         132      1,078                           1,210
  Restricted stock plan deferred
    compensation expense, net                               (997)                (997)
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                            11,064     11,064
  Cash dividend                                          (12,723)             (12,723)
                                   -------   --------    -------   --------   -------
Balance at December 31, 1995        55,997    118,418    158,563     8,486    341,464
  Net income for the nine months
    ended September 30, 1996                              40,578               40,578
  Exercise of employee stock
    options and related tax benefit    191        757       (381)                 567
  Restricted stock plan deferred
    compensation expense                                     352                  352
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                           ( 8,235)   ( 8,235)
  Cash dividend                                          (13,352)             (13,352)
  Two for one stock split           56,098    (56,098)
                                  --------   --------   --------   -------   --------
Balance at September 30, 1996     $112,286   $ 63,077   $185,760   $   251   $361,374
                                  ========   ========   ========   =======   ========




See notes to consolidated financial statements.



Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                          Nine Months Ended
                                                             September 30
                                                          ------------------
                                                            1996       1995
                                                          -------    -------
Operating Activities
Net income                                               $ 40,578   $ 33,815
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                      5,500      4,772
    Provision for real estate losses                                     600
    (Credit) provision for deferred taxes                  (3,763)      (843)
    Accretion of discounts on loans                        (1,257)    (1,535)
    Accretion of securities' discounts                    (11,948)   (12,796)
    Amortization of securities' premiums                    2,203      1,691
    Net (gain) loss on securities transactions                997        (93)
    Net gain on sale of assets                             (1,358)    (2,473)
    Depreciation and amortization                          16,794     13,720
    Increase in interest receivable                        (2,882)    (2,974)
    Increase in interest payable                              365      1,957
    Net change in other assets and liabilities              9,827     23,368
                                                         ---------  --------
      Net cash provided by operating activities            55,056     59,209

Investing Activities
Proceeds from maturities of securities held to maturity    26,695     81,828
Purchases of securities held to maturity                                (833)
Proceeds from sales of securities available for sale      103,026     28,412
Proceeds from maturities of securities available for sale 474,074    475,110
Purchases of securities available for sale               (483,667)  (488,810)
Net increase in loans                                    (160,776)  (153,671)
Net increase in bank premises and equipment                (9,533)    (4,658)
Proceeds from sales of repossessed properties                 724      1,081
Net cash and cash equivalents received (paid) from
    bank acquisitions/exchange                             19,198      8,734
                                                         ---------  ---------
  Net cash used by investing activities                   (30,259)   (52,807)

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                       56,245     75,282
Net increase (decrease) in certificates of deposits      (155,284)   122,707
Net increase (decrease) in short-term borrowings            4,498   (259,413)
Proceeds from employee stock purchase
  plan and options                                            480      1,585
Dividends paid                                            (13,352)    (8,804)
                                                         ---------  --------
     Net cash used by financing activities               (107,413)   (68,643)
                                                         ---------  --------
     (Decrease) in cash and cash equivalents              (82,616)   (62,241)
Cash and cash equivalents at beginning of year            633,947    533,354
                                                         ---------  --------
     Cash and cash equivalents at the end
       of the period                                     $551,331   $471,113
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 27,420   $ 74,661
  Loans originated to facilitate the sale
    of repossessed properties                                 848        351






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


                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
(in thousands)                                        1996       1995
-----------------------------------------------------------------------
Balance at beginning of the period                  $31,577    $25,741
Provision for possible loan losses                    5,500      4,772
Net charge-offs:
  Losses charged to the allowance                    (6,967)    (4,373)
  Recoveries                                          6,120      4,460
                                                    -------    -------
    Net (charge-offs) recoveries                       (847)        87
                                                    -------    -------
Balance at the end of period                        $36,230    $30,600
                                                    =======    =======


Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At September 30, 1996, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest revenue was recognized on impaired loans for the third quarter of 1996 or 1995. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.
     The following is a summary of loans considered to be impaired:


                                                 September 30  December 31  September 30
(in thousands)                                       1996          1995          1995
---------------------------------------------    -----------    ----------   ---------
Impaired loans with no valuation reserve            $3,513        $4,565        $5,308
Impaired loans with a valuation reserve              2,137         4,547         2,701
                                                    ------        ------        ------
Total recorded investment in impaired loans         $5,650        $9,112        $8,009
                                                    ======        ======        ======
Valuation reserve                                    1,300           712           502

The average recorded investment in impaired loans was $6,716,000 and $8,051,000 during the third quarter and for the year ended September 30, 1996, respectively, and $8,734,000 and $8,595,000 during the same periods a year ago.



Earnings Per Common Share

     On June 21, 1996, the Corporation completed the previously announced two-for-one stock split. As a result of the split, $56,098,000 was transferred from surplus to common stock. All related "share" amounts have been restated to make prior periods comparable. The weighted average number of shares used to compute per common share earnings, including common stock equivalents where applicable, were:


                    Three Months Ended         Nine Months Ended
                       September 30              September 30
                  -----------------------   -----------------------
                     1996         1995         1996        1995
                  -----------------------   -----------------------
Primary           22,917,828   22,728,194   22,871,025   22,633,086

Fully Diluted     22,956,738   22,746,316   22,954,535   22,739,108


Income Taxes

     The tax expense for the third quarter of 1996 was $7,727,000. This amount consisted of current tax expense of $9,283,000 and deferred tax benefit of $1,556,000. Year-to-date tax expense in 1996 is $22,603,000, consisting of current tax expense of $26,366,000 and deferred tax benefit of $3,763,000. Net deferred tax assets were $15,052,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years and the future reversal of existing taxable temporary differences. Year-to-date tax expense in 1995 was $18,328,000, consisting of current tax expense of $19,171,000 and deferred tax benefit of $843,000. The tax expense for the third quarter of 1995 was $6,442,000. Income tax payments for the first nine months of 1996 and 1995 were $23,440,000 and $17,936,000, respectively.



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


Pending Acquisitions

     On September 30, 1996, the Corporation entered into a definitive agreement to acquire Corpus Christi Bancshares, Inc., which owns the $180 million-deposit Citizens State Bank, based in Corpus Christi, Texas. The Corporation is expected to pay approximately $33 million, assuming the exercise of all outstanding options. At the completion of the acquisition, which is expected to be in the first quarter of 1997 following normal shareholder action and regulatory review, the former Citizens branch offices will become part of the Corporation's lead bank, Frost National Bank. This transaction will be accounted for as a purchase with total cash consideration being funded through internal sources.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations


Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     The results of operations are included in the material that follows. The Corporation completed two acquisitions during the first quarter of 1996 and three for the entire year of 1995. These acquisitions, which are outlined in the footnotes to the financial statements on page seven, were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition.
     During the second quarter of 1996, the board of directors declared and paid a two for one stock split. Previous quarters have been restated to give effect to the split. Certain reclassifications have been made to make prior quarters comparable. All balance sheet figures are presented in averages unless otherwise noted.

                                                    Summary of Operations
                                    --------------------------------------------------
                                                               Three Months Ended
                                     Nine Months Ended    ----------------------------
                                        September 30              1996          1995
                                    ------------------    ------------------   -------
                                       1996     1995      Sept 30    June 30   Sept 30
--------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                  $133,226  $113,332     $45,688   $44,624   $39,401
Taxable-equivalent adjustment           734       631         238       250       263
                                    -------   -------     -------   -------   -------
Net interest income                 132,492   112,701      45,450    44,374    39,138
Provision for possible
  loan losses                         5,500     4,772       2,300     1,325     1,500
Non-Interest income:
  Net gain (loss) on securities
     transactions                      (997)       93           1      (903)
  Other                              71,543    64,132      23,178    25,544    21,066
                                    -------   -------     -------   -------   -------
    Total non-interest income        70,546    64,225      23,179    24,641    21,066
Non-Interest expense:
  Intangible amortization             8,375     5,952       2,857     2,903     2,124
  Other                             125,982   114,059      41,760    43,692    38,185
                                    -------   -------     -------   -------   -------
    Total non-interest expense      134,357   120,011      44,617    46,595    40,309
                                    -------   -------     -------   -------   -------

Income before income taxes           63,181    52,143      21,712    21,095    18,395
Income Taxes                         22,603    18,328       7,727     7,577     6,442
                                    -------   -------     -------   -------   -------
Net Income                          $40,578   $33,815     $13,985   $13,518   $11,953
                                    =======   =======     =======   =======   =======
Cash earnings*                      $46,569   $37,909     $16,039   $15,602   $13,457

Net Income per common share         $  1.77   $  1.49     $   .61   $   .59   $   .53
Cash earnings per common share         2.04      1.67         .70       .68       .59

Return on Average Assets               1.22%     1.16%       1.24%     1.21%     1.18%
Cash earnings ROA                      1.42      1.32        1.44      1.42      1.34
Return on Average Equity              15.33     14.20       15.55     15.41     14.43
Cash earnings ROE                     22.05     19.10       21.94     22.39     19.92


* Net income before intangible amortization (goodwill and core deposit intangibles, net of tax)

     Cullen/Frost Bankers, Inc. reported net income of $13,985,000 or $.61 per common share for the quarter ended September 30, 1996 compared to $11,953,000 or $.53 per common share for the third quarter of 1995 and net income of $13,518,000 or $.59 per common share for the second quarter of 1996. Net income for the nine months ended September 30, 1996 was $40,578,000 or $1.77 per common share compared to $33,815,000 or $1.49 per common share for the same period of 1995. Return on average assets for the quarter was 1.24 percent compared to 1.18 percent for the third quarter last year and 1.21 percent for the second quarter of 1996.
     As noted in more detail in the footnotes to the financial statements, the Corporation has historically used the purchase method in accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents the regulatory capital generated during the quarter and can be viewed as net income excluding intangible amortization. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends, stock repurchases and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings) for the quarter ended September 30, 1996:


                                                            Quarter ended
(in thousands, except per share amounts)                 September 30, 1996
---------------------------------------------------------------------------
                           Reported          Intangible          "Cash"
                           earnings         Amortization        earnings
---------------------------------------------------------------------------
Net income before taxes    $21,712             $2,857           $24,569
Income tax expense           7,727                803             8,530
                           --------            -------          -------
Net income                 $13,985             $2,054           $16,039
                           =======             ======           =======
Per common share           $   .61             $  .09           $   .70



"Cash" earnings return on assets and return on equity excluding intangible amortization for the quarter ended September 30, 1996, were calculated as follows:


"Cash" earnings Return on assets : A*/B =  1.44%
"Cash" earnings Return on equity : A*/C = 21.94


(A) Net income before intangible amortization (goodwill and
    core deposit intangibles, net of tax)                    $   16,039
(B) Total average assets less average intangible assets
    (average goodwill and average core deposit intangible,
    net of tax)                                               4,419,832
(C) Shareholders' equity excluding the SFAS 115 market value
    adjustment less intangible assets, net of tax               290,893

* Annualized



Net Interest Income
     Net interest margin, which represents the average net effective yield on earning assets calculated as net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets, was 4.83 percent for the third quarter of 1996 compared to 4.74 percent and 4.58 percent for the second quarter of 1996 and third quarter of 1995, respectively. The increase in net interest income and net interest margin from the second quarter of 1996 is reflective of higher loan volumes. Higher loan volumes and lower deposit costs were responsible for the increase from the third quarter last year. Net interest spread of 4.03 percent increased six basis points from the second quarter of 1996 and 22 basis points from the third quarter of 1995. The net interest spread increased primarily because the Corporation was able to maintain its earnings on funds with higher loan volumes and the favorable impact of the acquisitions, while deposit costs decreased when compared to the third quarter of 1995.



                                              Change in Net Interest Income
                          ------------------------------------------------------------------
                             Third Quarter         Third Quarter        Year-to-Date
                                 1996                  1996                 1996
                                  vs.                   vs.                  vs.
                             Third Quarter        Second Quarter        Year-to-Date
                                 1995                  1996                 1995
                          ------------------------------------------------------------------
                                  Percentage of         Percentage of         Percentage of
                          Amount  Total Change   Amount Total Change   Amount Total Change
--------------------------------------------------------------------------------------------
Due to volume            $ 5,830     92.73%      $  857     80.55%     $17,758    89.26%
Due to interest rate
  spread                     457      7.27          207     19.45        2,136    10.74
                         -------    -------      -------   -------     -------   -------
                         $ 6,287    100.00%      $1,064    100.00%     $19,894   100.00%
                         =======    =======      ======    =======     =======   =======

Non-Interest Income


                                       Nine Months Ended           Three Months Ended
                                          September 30       ------------------------------
                                       ------------------            1996             1995
                                                             --------------------   -------
Non-Interest Income                       1996      1995      Sept 30    June 30    Sept 30
-------------------------------------------------------------------------------------------
Trust fees                              $25,368   $23,841    $ 8,652     $ 8,384    $ 7,720
Service charges on deposit accounts      28,266    22,086      9,825       9,656      7,548
Other service charges, collection
  and exchange charges, commissions
  and fees                                6,835     8,096      2,053       2,154      2,900
Net gain (loss) on securities
  transactions                             (997)       93          1        (903)
Other                                    11,074    10,109      2,648       5,350      2,898
                                        -------   -------    --------    -------    -------
    Total                               $70,546   $64,225    $23,179     $24,641    $21,066
                                        =======   =======    ========    =======    =======


For the third quarter 1996...

     Total non-interest income was down $1.5 million or 5.9 percent, compared to the second quarter of 1996 and up $2.1 million or 10 percent compared to the third quarter of 1995.
     Trust fee income increased 3.2 percent compared to last quarter and increased 12.1 percent from the third quarter of 1995. The increase compared to both periods can be attributed to higher investment, personal, and employee benefit trust fees.
     Service charges on deposit accounts increased 1.8 percent from the second quarter of this year and increased 30.2 percent from the third quarter of 1995. The increase from both periods is a result from increased volumes processed for correspondent banks. The increase from the third quarter of last year also resulted from the impact of the acquisitions. Service charges from acquisitions represented approximately one-third of the increase compared to the same quarter one year ago.
     Other service charges were down 4.7 percent and 29.2 percent compared to the second quarter of 1996 and the third quarter of 1995, respectively. The decrease from both quarters is primarily due to lower income from bankcard discounts as a result of the Corporation's outsourcing of its bankcard processing operations, which was completed in May 1996.
     Other non-interest income decreased $2.7 million or 50.5 percent from the second quarter of this year and decreased $250,000 or 8.6 percent compared to the third quarter of 1995. The decrease from the second quarter is primarily due to the gains recorded in the second quarter on the disposition of certain loans and foreclosed assets and the gain recognized from the outsourcing of the Corporation's bankcard processing operations. Most of the decrease from the third quarter of 1995 is due to gains on the disposition of certain loans.

For the nine months ended September 30, 1996...

     Non-interest income rose $6.3 million or 9.8 percent compared to the same period last year. Trust income increased $1.5 million or 6.4 percent due to higher investment, employee benefit trust, and personal trust fees which offset lower corporate trust income. Service charges on deposit accounts increased $6.2 million or 28.0 percent compared to the same period one year ago. The increase is mainly due to higher volumes, primarily processing for correspondent banks, service charges on retail deposits and acquisitions, which account for approximately one-third of the increase. Other service charges and fees decreased $1.3 million or 15.6 percent mostly due to lower income from bankcard discounts as a result of the Corporation's outsourcing of its bankcard processing operations which was completed in May 1996. During the second quarter of 1996, the Corporation restructured a portion of its available for sale investment portfolio resulting in losses of $903,000. This portfolio restructuring of replacing lower-yielding securities with higher-yielding securities should have a favorable impact on net interest income in the future. Other income is up $965,000 or 9.5 percent compared to the same period last year primarily as a result of gains on the disposition of certain loans, acquisitions and the gain recognized from the outsourcing of the Corporation's bankcard processing operations during the second quarter of 1996.


Non-Interest Expense

                                                                    Three Months Ended
                                       Nine Months Ended     ------------------------------
                                          September 30               1996             1995
                                       ------------------    --------------------   -------
Non-Interest Expense                     1996       1995      Sept 30    June 30    Sept 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $ 53,073   $ 43,026   $18,086    $18,350     $15,094
Pension and other employee benefits      11,720      7,786     3,764      4,498       2,609
Net occupancy of banking premises        14,262     13,438     4,736      4,665       4,532
Furniture and equipment                   8,587      7,890     2,895      2,811       2,780
Intangible amortization                   8,375      5,952     2,857      2,903       2,124
Other                                    38,340     41,319    12,279     13,368      13,070
                                        -------    -------   -------    -------     -------
                                        134,357    119,411    44,617     46,595      40,209
Provision for real estate losses                       600                              100
                                        -------    -------   -------    -------     -------
      Total                            $134,357   $120,011   $44,617    $46,595     $40,309
                                        =======    =======   =======    =======     =======


For the third quarter 1996..

     Non-interest expense was down $2.0 million or 4.2 percent compared to last quarter and increased $4.3 million or 10.7 percent compared to the third quarter of 1995. The $1.6 million early retirement charge and higher sundry losses recorded in the second quarter of 1996 were the primary reason for the decrease from the second quarter. The primary reason for the increase in non-interest expenses from the third quarter a year ago was due to the acquisitions.
     Salaries and wages decreased 1.4 percent compared with the second quarter of 1996 and increased 19.8 percent from the third quarter of 1995. The increase from the third quarter of 1995 is primarily a result of the acquisitions. Pension and employee benefits decreased 16.3 percent compared to last quarter primarily due to the second quarter's early retirement charge and increased 44.3 percent compared to the third quarter of 1995 mostly because of acquisitions. Also contributing to the increase from the third quarter of 1995 is a premium adjustment related to workers' compensation insurance and higher payroll tax and medical insurance expense.
     Net occupancy of banking premises expense was flat when compared to the second quarter of 1996 and increased 4.5 percent from the third quarter of 1995. The increase from the third quarter of 1995 primarily results from higher lease, building maintenance, and property tax expenses related to the acquisitions.
     Amortization of intangibles was steady when compared to the second quarter of 1996 and increased 34.5 percent from the third quarter of 1995 due to the acquisitions.
     Other non-interest expenses decreased 8.1 percent from the second quarter mainly due to fewer sundry losses, lower advertising and printing and other professional expenses. Other non-interest expenses were down 6.1 percent compared to the third quarter of 1995, primarily due to decreases in FDIC insurance, sundry losses, federal reserve service charges franchise taxes and other professional expenses.

For the nine months ended September 30, 1996

     Total non-interest expense was up $14.3 million or 12.0 percent compared to the same period one year ago. Salaries and wages were up $10.0 million or
23.4 percent compared to the same period one year ago primarily because of the acquisitions. Pension and other benefits increased $3.9 million or 50.5 percent from the same period last year due to higher retirement plan expense, payroll tax, and medical insurance expense related to the acquisitions and the impact of the early retirement charge. In addition, a premium adjustment related to workers' compensation insurance added to the increase from the same period one year ago. Net occupancy of banking premises increased $824,000, or
6.1 percent, primarily due to higher lease, building maintenance, and property tax expense related to the acquisitions. Furniture and equipment expense increased $697,000, or 8.8 percent, mostly due to higher depreciation expense associated with the acquisitions. Intangible amortization increased $2.4 million or 40.7 percent from the same period one year ago due to acquisitions. Other non-interest expenses decreased $3.0 million or 7.2 percent, primarily due to decreases in FDIC insurance, franchise taxes, and federal reserve service charges. The efficiency ratio measures what percentage of bank revenue is absorbed by non-interest expense. The Corporation's year-to-date efficiency ratio was 65.6 percent compared to 67.3 percent in 1995.


Income Taxes
     Tax expense for the third quarter of 1996 was $7,727,000. This compares to tax expense of $6,442,000 for the third quarter of 1995. The Corporation has an effective tax rate for 1996 and 1995 which approximates the statutory rate of 35 percent.


Balance Sheet
     Average assets of $4,494,317,000 were flat when compared with the second quarter of 1996 and increased 11.5 percent from the third quarter of 1995 principally because of the acquisitions. Total deposits averaged
$3,905,479,000 for the current quarter, flat when compared to the previous quarter and up 16.4 percent from the third quarter of 1995.


Loans

                                      1996                      1995
                            ------------------------   -------------------------
Loan Portfolio                            Percentage
Period-End Balances         September 30  of Total     December 31  September 30
--------------------------------------------------------------------------------
Commercial                   $  632,435      29.0%     $  508,990   $  506,116
Consumer                        465,574      21.3         402,169      380,559
Real estate                   1,017,419      46.6         837,905      810,188
Other                            69,095       3.2          69,035       66,137
Unearned discount                (1,585)      (.1)         (1,337)      (1,728)
                             ----------    ------      ----------   ----------
Total Loans                  $2,182,938     100.0%     $1,816,762   $1,761,272
                             ==========    ======      ==========   ==========

     Average loans for the third quarter of 1996 were $2,142,038,000. This represents an increase in average loans of 4.1 percent from the second quarter of 1996 and an increase of 22.6 percent from the third quarter of last year. At September 30, 1996, period-end loans totaled $2,182,938,000 up 3.6 percent from the previous quarter and up 23.9 percent from the same period last year. Approximately, 49 percent of the increase in loans from a year ago resulted from acquisitions.


Real Estate Loans
     Real estate loans at September 30, 1996, were $1,017,419,000 or 46.6 percent of period-end loans, compared to 46.0 percent a year ago. Residential permanent mortgage loans at September 30, 1996, were $415,452,000 compared to $403,489,000 at June 30, 1996, and $332,469,000 at September 30, 1995. Real
estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.
     At September 30, 1996, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $2,772,000, compared with $3,461,000 at June 30, 1996, and $3,858,000 at September 30, 1995.


                                                      1996               1995
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                           Sept 30      of Total     Sept 30
-------------------------------------------------------------------------------
Construction                              $   66,747        6.5%       $ 45,329
Land                                          47,577        4.7          39,988
Permanent mortgages:
  Commercial                                 233,623       23.0         200,519
  Residential                                415,452       40.8         332,469
Other                                        254,020       25.0         191,883
                                          ----------      ------       --------
                                          $1,017,419      100.0%       $810,188
                                          ==========      ======       ========
Non-accrual and restructured              $    6,919         .7%       $ 12,606




Mexico

     The Corporation's cross border outstandings to Mexico, excluding $16,310,000 in loans secured by assets held in the United States, totaled $30,434,000 at September 30, 1996, or 1.4 percent of total loans up from $25,345,000 and $25,262,000 at June 30, 1996 and September 30, 1995,
respectively. All of the Corporation's Mexican loans are either secured by liquid U.S. assets or are unsecured loans to major financial institutions to finance international trade transactions. Of the trade-related credits, approximately 88 percent are related to companies exporting from Mexico. As of September 30, 1996, none of the Mexican related loans were on non-performing status.



Non-Performing Assets


                                                   NON-PERFORMING ASSETS
                                                 -------------------------
                                                   Real
September 30, 1996                                Estate    Other    Total
--------------------------------------------------------------------------
Non-accrual and restructured loans               $6,919   $4,248   $11,167
Foreclosed assets                                 1,291      662     1,953
                                                 ------   ------   -------
     Total                                       $8,210   $4,910   $13,120
                                                 ======   ======   =======
As a percentage of total
  non-performing assets                            62.6%    37.4%    100.0%


     Non-performing assets totaled $13,120,000 at September 30, 1996 down 12.4 percent and 23.5 percent, respectively, from $14,977,000 at June 30, 1996 and $17,155,000 at September 30, 1995. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .60 percent at September 30, 1996 from .97 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $203,000 or $.01 per common share for the third quarter of 1996, compared to approximately $231,000 or $.01 per common share for the second quarter of 1996 and $278,000 or $.01 per common share for the third quarter of 1995. For the nine months ended September 30, 1996, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $673,000 or $.03 per common share, compared with approximately $861,000 or $.04 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $5,497,000 at September 30, 1996, compared to $5,693,000 at June 30, 1996, and
$5,964,000 at September 30, 1995.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $36,230,000 at September 30, 1996, compared to $35,035,000 at June 30, 1996 and $30,600,000 at September 30,
1995. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 324.4 percent at September 30, 1996, compared to
257.8 percent at June 30, 1996 and 219.7 percent at the end of the third quarter of 1995.
     The Corporation recorded a $2,300,000 provision for possible loan losses during the third quarter of 1996. This compares to $1,325,000 provision for possible loan losses during the second quarter of 1996 and $1,500,000 for the third quarter of 1995. The allowance for possible loan losses was maintained at 1.66 percent of period-end loans. Net charge-offs in the third quarter of 1996 totaled $1,105,000, compared to a net recoveries of $481,000 for the second quarter of 1996 and $214,000 for the third quarter of 1995.


                                        NET CHARGE-OFFS (RECOVERIES)
                                        ---------------------------
                                              1996           1995
                                        -----------------   -------
                                         Third    Second     Third
                                        Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real Estate                            $  (414)  $(1,306)  $  (118)
Commercial and industrial                1,345       401      (690)
Consumer                                   288       424       608
Other, including foreign                  (114)                (14)
                                       -------    -------   ------
                                       $ 1,105   $  (481)  $  (214)
                                       ========   =======  =======

Provision for possible loan losses     $ 2,300   $ 1,325   $ 1,500
Allowance for possible loan losses      36,230    35,035    30,600


Capital and Liquidity

     At September 30, 1996, shareholders' equity was $361,374,000 compared to $347,850,000 at June 30, 1996 and $330,150,000 at September 30, 1995. The
Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $251,000 as of September 30, 1996 compared to a $6.4 million unrealized gain as of September 30, 1995, reflecting a change of $6.2 million. The decrease in the unrealized gain since a year ago is primarily due to the increase in market interest rates in 1996. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios.
     The Corporation paid a cash dividend of $.21 per common share in the third and second quarters of 1996 compared to $.18 per common share for the third quarter a year ago. This equates to a dividend payout ratio of 33.7 percent,
34.9 percent and 32.7 percent for the third and second quarters of 1996 and the third quarter of 1995, respectively.
     The Federal Reserve Board (the "Board") utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.
     The following table summarizes Tier 1 and Total Capital information for the Corporation at September 30, 1996 and 1995. As a result of the acquisitions, all the regulatory capital ratios are down when compared to the third quarter of 1995.


                                         September 30, 1996       September 30, 1995
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based
    Tier 1 Capital                      $  294,211    11.84%     $  269,969    13.03%
    Tier 1 Capital Minimum requirement      99,373     4.00          82,905     4.00

    Total Capital                       $  325,329    13.10%     $  295,935    14.28%
    Total Capital Minimum requirement      198,745     8.00         165,810     8.00

Risk-adjusted assets, net of goodwill   $2,484,315               $2,072,629
Leverage ratio                                         6.65%                    6.80%
Average equity as a percentage
of average assets                                      7.96                     8.19


     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At September 30, 1996, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at September 30, 1996.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                          September 30, 1996           September 30, 1995
                                       ------------------------   --------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                      --------   -------  ------    --------   -------  -----
ASSETS
Time deposits                       $       20  $      1  3.50%   $       17            3.88%
Securities:
 U.S. Treasury                         287,358    11,421  5.31       235,723  $ 10,583  6.00
 U.S. Government agencies
  and corporations                   1,277,994    63,680  6.64     1,308,612    62,711  6.39
 States and political subdivisions       5,478       388  9.45         5,952       412  9.22
 Other                                   6,830       292  5.69        10,441       504  6.43
                                     ---------   -------           ---------    ------
Total securities                     1,577,660    75,781  6.41     1,560,728    74,210  6.34
Federal funds sold and securities
  purchased under resale agreements    122,653     4,888  5.24       110,208     4,781  5.72
Loans, net of unearned discount      2,045,473   135,691  8.86     1,649,910   110,959  8.99
                                     ---------   -------          ----------   -------
Total Earning Assets and
    Average Rate Earned              3,745,806   216,361  7.71     3,320,863   189,950  7.64
Cash and due from banks                482,272                       365,313
Allowance for possible loan losses     (34,337)                      (27,602)
Banking premises and equipment          99,648                        90,653
Accrued interest and other assets      166,821                       140,033
                                     ---------                    ----------
  Total Assets                      $4,460,210                    $3,889,260
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  820,404                    $  688,880
  Correspondent banks                  189,710                       124,648
  Public funds                          43,966                        35,301
                                     ---------                     ---------
     Total demand deposits           1,054,080                       848,829
Time deposits:
 Savings and Interest-on-Checking      729,156     7,499  1.37       727,069     9,931  1.83
 Money market deposit accounts         793,210    23,193  3.91       587,775    16,704  3.80
 Time accounts                       1,050,864    38,488  4.89       944,952    34,888  4.94
 Public funds                          236,075     7,845  4.44        93,696     2,961  4.23
                                     ---------   -------           ---------   -------
    Total Time deposits              2,809,305    77,025  3.66     2,353,492    64,484  3.66
                                     ---------                     ---------
  Total Deposits                     3,863,385                     3,202,321
Federal funds purchased and securities
  sold under repurchase agreements     145,862     5,350  4.82       294,642    11,731  5.25
Other borrowings                        19,509       760  5.21         9,988       403  5.40
                                     ---------   -------          ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,974,676    83,135  3.73     2,658,122    76,618  3.85
                                     ---------   -------  ----    ----------   -------  ----
Accrued interest and other liabilities  77,814                        63,895
                                     ---------                    ----------
Total Liabilities                    4,106,570                     3,570,846
SHAREHOLDERS' EQUITY                   353,640                       318,414
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $4,460,210                    $3,889,260
                                    ==========                    ==========
Net interest income                             $133,226                      $113,332
                                                 =======                       =======
Net interest spread                                       3.98%                         3.79%
                                                          =====                         =====
Net interest income to total average earning assets       4.75%                         4.56%
                                                          =====                         =====

*Taxable-equivalent basis assuming a 35% tax rate.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                           September 30, 1996           June 30, 1996
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                      --------   -------  -----    --------  -------  -----
ASSETS
Time deposits                                                    $       21  $     1  3.50%
Securities:
 U.S. Treasury                      $  273,301   $ 3,692  5.37%     301,233    3,899  5.21
 U.S. Government agencies
  and corporations                   1,235,556    20,660  6.69    1,287,518   21,316  6.62
 States and political subdivisions       5,457       129  9.45        5,480      129  9.45
 Other                                   6,672        95  5.67        6,235       91  5.86
                                     ---------   -------          ---------  -------
     Total securities                1,520,986    24,576  6.46    1,600,466   25,435  6.36
Federal funds sold and securities
purchased under resale agreements      107,189     1,475  5.38      122,940    1,472  4.73
Loans, net of unearned discount      2,142,038    47,423  8.81    2,057,029   45,473  8.89
                                     ---------   -------          ---------  -------
Total Earning Assets and
    Average Rate Earned              3,770,213    73,474  7.76    3,780,456   72,381  7.68
Cash and due from banks                486,938                      486,828
Allowance for possible loan losses     (35,541)                     (35,067)
Banking premises and equipment         101,290                       99,984
Accrued interest and other assets      171,417                      177,254
                                     ---------                    ---------
  Total Assets                      $4,494,317                   $4,509,455
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  844,418                   $  839,300
  Correspondent banks                  208,050                      193,535
  Public funds                          46,949                       40,138
                                    ----------                   ----------
     Total demand deposits           1,099,417                    1,072,973
Time deposits:
 Savings and Interest-on-Checking      711,562     2,373  1.33      732,882    2,499  1.37
 Money market deposit accounts         824,565     8,321  4.01      796,624    7,787  3.93
 Time accounts                       1,062,842    12,938  4.84    1,055,894   12,696  4.84
 Public funds                          207,093     2,330  4.48      252,071    2,826  4.51
                                    ----------   -------         ----------  -------
    Total time deposits              2,806,062    25,962  3.68    2,837,471   25,808  3.66
                                    ----------   -------         ----------  -------
  Total deposits                     3,905,479                    3,910,444
Federal funds purchased and securities
  sold under repurchase agreements     127,292     1,517  4.66      150,965    1,728  4.53
Other borrowings                        23,376       307  5.23       16,936      221  5.25
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,956,730    27,786  3.73    3,005,372   27,757  3.71
                                    ----------   -------  ----   ----------  -------  ----
Accrued interest and other liabilities  80,427                       78,243
                                    ----------                   ----------
Total Liabilities                    4,136,574                    4,156,588
SHAREHOLDERS' EQUITY                   357,743                      352,867
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,494,317                   $4,509,455
                                    ==========                   ==========
Net interest income                              $45,688                    $44,624
                                                 =======                    =======
Net interest spread                                       4.03%                      3.97%
                                                          ====                       ====
Net interest income to total average earning assets       4.83%                      4.74%
                                                          ====                       ====


*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                            March 31, 1996              December 31, 1995
                                     --------------------------    -------------------------
                                                Interest                      Interest
                                      Average   Income/   Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost      Balance   Expense  Cost
                                     ---------  --------  -----   ---------   -------  -----
ASSETS
Time deposits                      $       27             3.50%  $       20   $     2  3.51%
Securities:
 U.S. Treasury                        287,694   $ 3,829   5.35      248,598     3,559  5.68
 U.S. Government agencies
  and corporations                  1,311,374    21,705   6.62    1,287,154    21,054  6.54
 States and political subdivisions      5,497       130   9.45        5,603       131  9.40
 Other                                  7,585       106   5.57        5,971        89  6.01
                                    ---------    ------          ----------   -------
     Total securities               1,612,150    25,770   6.40    1,547,326    24,833  6.41
Federal funds sold and securities
purchased under resale agreements     138,001     1,941   5.57      137,784     1,951  5.54
Loans, net of unearned discount     1,936,289    42,795   8.89    1,779,371    40,238  8.97
                                    ---------    ------           ---------    ------
Total Earning Assets and
    Average Rate Earned             3,686,467    70,506   7.67    3,464,501    67,024  7.69
Cash and due from banks               453,391                       430,154
Allowance for possible loan losses    (32,390)                      (31,040)
Banking premises and equipment         97,654                        90,738
Accrued interest and other assets     165,830                       154,668
                                    ---------                     ---------
  Total Assets                     $4,370,952                    $4,109,021
                                    =========                     =========
LIABILITIES
Demand deposits:
  Commercial and individual        $  777,229                    $  719,105
  Correspondent banks                 167,345                       151,021
  Public funds                         44,780                        41,139
                                    ---------                     ---------
     Total demand deposits            989,354                       911,265
Time deposits:
 Savings and Interest-on-Checking     743,216     2,628   1.42      700,966     2,729  1.54
 Money market deposit accounts        758,097     7,085   3.76      703,450     6,971  3.93
 Time accounts                      1,033,725    12,853   5.00    1,024,321    13,136  5.09
 Public funds                         249,378     2,689   4.34      221,741     2,489  4.45
                                    ---------    ------           ---------   -------
    Total time deposits             2,784,416    25,255   3.65    2,650,478    25,325  3.79
                                    ---------    ------           ---------   -------
  Total deposits                    3,773,770                     3,561,743
Federal funds purchased and securities
  sold under repurchase agreements    159,535     2,105   5.22      123,052     1,565  4.98
Other borrowings                       18,173       232   5.14       20,010       330  6.55
                                    ---------    ------           ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             2,962,124    27,592   3.74    2,793,540    27,220  3.86
                                    ---------    ------   ----    ---------   -------  ----
Accrued interest and other liabilities 69,209                        66,463
                                    ---------                     ---------
Total Liabilities                   4,020,687                     3,771,268
SHAREHOLDERS' EQUITY                  350,265                       337,753
                                    ---------                     ---------
Total Liabilities and
  Shareholders' Equity             $4,370,952                    $4,109,021
                                    =========                     =========
Net interest income                             $42,914                      $ 39,804
                                                =======                      ========
Net interest spread                                       3.93%                        3.83%
                                                          =====                        =====
Net interest income to total average earning assets       4.67%                        4.58%
                                                          =====                        =====

* Taxable-equivalent basis assuming a 35% tax rate.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                              September 30, 1995
                                         ---------------------------
                                                    Interest
                                          Average   Income/  Yield/
                                          Balance   Expense  Cost
                                         --------   -------  -----
ASSETS
Time deposits                          $       15            3.52%
Securities:
 U.S. Treasury                            255,079   $ 3,848  5.99
 U.S. Government agencies
  and corporations                      1,301,094    21,001  6.46
 States and political subdivisions          5,647       134  9.49
 Other                                      6,447        97  6.03
                                        ---------   -------
     Total securities                   1,568,267    25,080  6.39
Federal funds sold and securities
purchased under resale agreements         114,483     1,660  5.67
Loans, net of unearned discount         1,747,810    39,939  9.07
                                        ---------   -------
Total Earning Assets and
    Average Rate Earned                 3,430,575    66,679  7.73
Cash and due from banks                   392,513
Allowance for possible loan losses        (29,708)
Banking premises and equipment             92,132
Accrued interest and other assets         146,414
                                        ---------
  Total Assets                         $4,031,926
                                       ==========
LIABILITIES
Demand deposits:
  Commercial and individual            $  705,914
  Correspondent banks                     134,085
  Public funds                             37,277
                                       ----------
     Total demand deposits                877,276
Time deposits:
 Savings and Interest-on-Checking         720,160     2,908  1.60
 Money market deposit accounts            638,351     6,238  3.88
 Time accounts                          1,006,887    13,061  5.15
 Public funds                             113,599     1,269  4.43
                                       ----------   -------
    Total time deposits                 2,478,997    23,476  3.76
                                       ----------   -------
  Total Deposits                        3,356,273
Federal funds purchased and securities
  sold under repurchase agreements        258,409     3,506  5.31
Other borrowings                           21,818       296  5.38
                                       ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid                 2,759,224    27,278  3.92
                                       ----------   -------  ----
Accrued interest and other liabilities     66,878
                                       ----------
Total Liabilities                       3,703,378
SHAREHOLDERS' EQUITY                      328,548
                                       ----------
Total Liabilities and
  Shareholders' Equity                 $4,031,926
                                       ==========
Net interest income                                 $39,401
                                                    =======
Net interest spread                                          3.81%
                                                             ====
Net interest income to total average earning assets          4.58%
                                                             ====

*Taxable-equivalent basis assuming a 35% tax rate.

                                 Part II: Other Information


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11  Statement regarding Computation of Earnings per Share

         27  Statement regarding Financial Data Schedule (EDGAR Version)

    (b)  Reports on Form 8-K

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   November 14, 1996                    By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                   Cullen/Frost Bankers, Inc.
                                        Form 10-Q
                                      Exhibit Index


Exhibit                    Description
-------                    -----------
  11                       Statement re: Computation of Earnings per Share

  27                       Statement re: Financial Data Schedule (EDGAR Version)