Form 10-K
period 1996-12-31
CULLEN FROST BANKERS INC
filed 1997-03-31
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                      Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ to  _______
Commission File Number   0-7275

                                CULLEN/FROST BANKERS, INC.
                 (Exact name of registrant as specified in its charter)

           Texas                                               74-1751768
-------------------------------                       ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

         100 W. Houston Street
          San Antonio, Texas                                         78205
----------------------------------------                           ----------
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               ---
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $816,829,125 based on the closing price of such stock as of March 25, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                        Class                         March 25, 1997
             --------------------------              --------------
             Common Stock, $5 par value                22,507,928


                          DOCUMENTS INCORPORATED BY REFERENCE
(1) Annual Report to Shareholders for the Year Ended December 31, 1996 (Parts I & II)
(2) Proxy Statement for Annual Meeting of Shareholders to be held May 28, 1997 (Part III)

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





* Not Applicable

PART I


Item 1.   BUSINESS
------------------

General
-------

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Company"), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the BHC Act") and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The New Galveston Company, incorporated under the laws of Delaware, is a wholly owned second tier bank holding company subsidiary which owns all banking and non-banking subsidiaries. At December 31, 1996, Cullen/Frost's principal assets consisted of all of the capital stock of two national banks. Including acquisitions completed in the first quarter of 1997, Cullen/Frost had 52 offices in six Texas banking markets with 19 locations in San Antonio, 14 in the Houston/Galveston area, five in Austin, ten in the Corpus Christi area, three in San Marcos and one in McAllen. At December 31, 1996, Cullen/Frost had consolidated total assets of $4,888,384,000 and total deposits of $4,242,594,000. Based on information from the Federal Reserve Board, at December 31, 1996, Cullen/Frost was the largest of the 91 unaffiliated bank holding companies headquartered in Texas.
     Cullen/Frost provides policy direction to the Cullen/Frost subsidiary banks in, among others, the following areas: (i) asset and liability management; (ii) accounting, budgeting, planning and insurance; (iii) capitalization; and (iv) regulatory compliance.


Subsequent Event
----------------

     Cullen/Frost Capital Trust, a Delaware statutory business trust (the "Issuer Trust") and wholly-owned subsidiary of the Corporation, issued on February 6, 1997 $100,000,000 of its 8.42 percent Capital Securities, Series A (the "Capital Securities") which represent beneficial interests in the Issuer Trust. Reference is made to footnote U on page 51 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1996, which page is incorporated herein by reference.

Cullen/Frost Subsidiary Banks
-----------------------------

     Each of the Cullen/Frost subsidiary banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The largest of these banks is The Frost National Bank ("Frost Bank"), the origin of which can be traced to a mercantile partnership organized in 1868. Frost Bank was chartered as a national banking association in 1899. At December 31, 1996, Frost Bank, which accounted for approximately 97 percent of consolidated assets, loans, and deposits of Cullen/Frost, was the largest bank headquartered in San Antonio and South Texas.

     The following table provides information as of December 31, 1996, as to total assets, total loans and total deposits of each of the Cullen/Frost subsidiary banks:


Name of Bank and Location                 Total Assets    Total Loans      Total Deposits
-------------------------                --------------  --------------   ----------------
The Frost National Bank,
 San Antonio, Corpus Christi,
 Austin, Houston, McAllen and
 San Marcos, Texas                       $4,761,806,000  $2,196,569,000   $4,120,973,000
United States National Bank of Galveston
 Galveston, Texas                           147,229,000      55,467,000      133,143,000


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


International Banking
     Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. Such services consist of accepting deposits (in United States dollars only), making loans (in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds and, to a limited extent, dealing in foreign exchange. Reference is made to pages 20 and 28 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1996, which pages are incorporated herein by reference.

Trust Services
     The subsidiary banks provide a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts and the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 1996, trust assets with a market value of approximately $8.1 billion were being administered by the subsidiary banks. These assets were comprised of discretionary assets of $4.2 billion and non-discretionary assets of $3.9 billion.

Correspondent Banking
     Frost Bank acts as correspondent for approximately 327 financial institutions, primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers to the correspondents a full range of services including check clearing, transfer of funds, loan participations, and securities custody and clearance.

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

     The principal source of Cullen/Frost's cash revenues is dividends from its bank subsidiaries, and there are certain limitations on the payment of dividends to Cullen/Frost by such bank subsidiaries. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In addition, a national bank may not pay dividends in an amount in excess of its undivided profits less certain bad debts. Although not necessarily indicative of amounts available to be paid in future periods, Cullen/Frost's subsidiary banks had approximately $6,476,000 available for payment of dividends, without prior regulatory approval, at December 31, 1996.


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

     In addition, bank regulators have established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3 percent for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to average total assets. The bank regulators have not advised Cullen/Frost or any bank subsidiary of any specific minimum leverage ratio applicable to it. For information concerning Cullen/Frost's capital ratios, see the discussion under the caption "Capital" on page 28 and Footnote L "Capital" on page 43 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1996, which discussions are incorporated herein by reference.

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

     At December 31, 1996, the two subsidiaries of Cullen/Frost that are insured depository institutions -- Frost Bank and U.S. National Bank -- were considered "well capitalized". At December 31, 1996, the subsidiary banks capital ratios were as follows:

                                          Tier 1           Total
                          Leverage      Risk Based       Risk Based
                            Ratio      Capital Ratio    Capital Ratio
                          --------     --------------   -------------
Frost Bank                  5.76%           9.78%          11.03%
U. S. National Bank         7.11           14.43           15.72



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

     Any loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment.

Deposit Insurance
-----------------
     Cullen/Frost's subsidiary banks are subject to FDIC deposit insurance assessments and to certain other statutory and regulatory provisions applicable to FDIC-insured depository institutions. The risk-based assessment system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. For the second half of 1995, the FDIC assessment rate imposed on banks ranged from four cents for each $100 of domestic deposits (for well capitalized banks in the highest of three supervisory rating categories) to 31 cents (for inadequately capitalized banks in the lowest of the three supervisory rating categories). This was a decrease from the previous assessment range of 23 cents to 31 cents for those respective categories for each $100 of domestic deposits. For 1996, the FDIC Board reduced the insurance premiums to range from zero, with a minimum of $2,000 per year for banks in the lowest risk category, to 27 cents for each $100 of domestic deposits. However, legislative action enacted in 1996 provides for assessments on banks (based on deposit levels) to pay interest on Financing Corporation (FICO) bonds, the proceeds of which were used in the bailout of the Savings and Loan industry in the 1980's. For each of the three years beginning in 1997, the assessment on banks is expected to be approximately 1.3 cents for each $100 of qualified deposits. Based on year-end deposit levels, the Corporations 1997 expense would be approximately $500,000.

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

     The Corporation regularly evaluates acquisition opportunities and regularly conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

Interstate Banking and Branching Legislation
--------------------------------------------
     The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching.


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

Statistical Information
-----------------------
     Statistical and other information is included on pages 12 through 29, pages 53 and 54 and pages 56 through 59 of the Cullen/Frost Annual Report to Shareholders for the year ended December 31, 1996, which information is incorporated herein by reference.

Employees
---------
     At December 31, 1996, Cullen/Frost employed 2,306 full-time equivalent employees. Employees of Cullen/Frost enjoy a variety of employee benefit programs, including a retirement plan, 401(k) stock purchase plans, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/Frost considers its employee relations to be good.

Executive Officers of the Registrant
------------------------------------
     The names, ages, recent business experience and positions or offices held by each of the executive officers during 1996 of Cullen/Frost are as follows:


Name and Positions or Offices   Age as of 12/31/96   Recent Business Experience
-----------------------------   ------------------   --------------------------
T.C. Frost                              69           Officer and director of
Senior Chairman of the Board,                        Frost Bank since 1950.
Chief Executive Officer, and                         Chairman of the Board
Director                                             of Cullen/Frost 1973 to
                                                     October 1995.  Member of
                                                     the Executive Committee
                                                     of Cullen/Frost 1973 to
                                                     present.  Chief Executive
                                                     Officer of Cullen/Frost
                                                     July 1977 to present.
                                                     Senior Chairman of
                                                     Cullen/Frost from
                                                     October 1995 to present.

Richard W. Evans, Jr.                   50           Officer of Frost Bank
Chairman of the Board, Chief                         since 1973.  Executive
Operating Officer, and Director                      Vice President of Frost
                                                     Bank from 1978 to April
                                                     1985.  President of Frost
                                                     Bank from April 1985 to
                                                     August 1993.  Chairman of
                                                     the Board and Chief
                                                     Executive Officer of Frost
                                                     Bank from August 1993 to
                                                     present.  Director and
                                                     Member of the Executive
                                                     Committee of Cullen\Frost
                                                     from August 1993 to
                                                     present.  Chairman of the
                                                     Board and Chief Operating
                                                     Officer of Cullen/Frost
                                                     from October 1995 to
                                                     present.

Robert S. McClane                       57           Officer of Frost Bank
President and Director                               since 1962.  Senior Vice
                                                     President of Cullen/Frost
                                                     from November 1973 to
                                                     April 1978. Secretary from
                                                     May 1973 to April 1985.
                                                     Executive Vice President
                                                     from April 1978 to April
                                                     1985.  Chief
                                                     Administrative Officer of
                                                     Cullen/Frost from 1993 to
                                                     October 1995.  President
                                                     and Director of
                                                     Cullen/Frost from April
                                                     1985 to present.

Phillip D. Green                        42           Officer of Frost Bank
Executive Vice President,                            since July 1980.  Vice
and Chief Financial Officer                          President and Controller
                                                     of Frost Bank from January
                                                     1981 to January 1983.
                                                     Senior Vice President
                                                     and Controller of Frost
                                                     Bank from January 1983 to
                                                     July 1985.  Senior Vice
                                                     President and Treasurer of
                                                     Cullen/Frost from July
                                                     1985 to April 1989.
                                                     Executive Vice President
                                                     and Treasurer of
                                                     Cullen/Frost from May 1989
                                                     to October 1995.
                                                     Executive Vice President
                                                     and Chief Financial
                                                     Officer of Cullen/Frost
                                                     from January 1996 to
                                                     present.

Diane Jack, age 48, has been an officer of Frost Bank since 1984; Secretary of Cullen/Frost from October 1993 to present.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------
     The information called for by Item 5 is incorporated herein by reference to "Common Stock Market Prices and Dividends" on page 55 and "Note K-Dividends" on page 43 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1996.


Item 6.  SELECTED FINANCIAL DATA
--------------------------------
     The information called for by Item 6 is incorporated herein by reference to "Selected Financial Data" on page 56 and "Consolidated Statements of Operations" and "Consolidated Average Balance Sheets" on pages 58 through 59 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1996.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ----------------------
     The information called for by Item 7 is incorporated herein by reference to "Financial Review" on pages 12 through 29, "Consolidated Statements of Operations" and "Consolidated Average Balance Sheets" on pages 57 through 59 of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1996.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The information called for by Item 8 is incorporated herein by reference to the consolidated financial statements and report of independent auditors included on pages 30 through 52 and "Quarterly Results of Operations" on page 55, of the Cullen/Frost Annual Report to Shareholders for the Year Ended December 31, 1996.


Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL  DISCLOSURE
         ---------------------
     None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 28, 1997.

     The additional information regarding executive officers called for by Item 10 is included in Part I, Item 1 of this document under the heading "Executive Officers of the Registrant".


Item 11.  EXECUTIVE COMPENSATION
--------------------------------
     The information called for by Item 11 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 28, 1997.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The information called for by Item 12 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 28, 1997.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The information called for by Item 13 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 28, 1997.

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     -------
     3.1    Restated Articles of Incorporation, as amended (1988 Form S-8,
            Exhibit 4(a))(2)
     3.2    Amended By-Laws of Cullen/Frost Bankers, Inc. (1995 Form 10-K/A,
            Exhibit 3.2)(11)
     4.1    Shareholder Protection Rights Agreement dated as of August 1, 1996 between Cullen/Frost Bankers, Inc. and The Bank of New York, as
            Rights Agent (1996 Form 8-A12G/A, Exhibit 1)(13)
    10.1    1983 Non-qualified Stock Option Plan, as amended (1989 Form S-8,
            Exhibit 4(g))(4)
    10.2    Restoration of Retirement Income Plan for Participants in the
            Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its
            Affiliates (as amended and restated)(1988 Form 10-K, Exhibit
            10.4)(3)*
    10.3    Contract of Sale, dated June 9, 1987, between The Frost National
            Bank of San Antonio and Tower Investors, Ltd. for the sale of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.10)(1)
    10.4    Master Lease, dated June 9, 1987, between The Frost National Bank of San Antonio and Tower Investments, Ltd. for the lease of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.11)(1)
    10.5    Form of Revised Change-In-Control Agreements with four Executive
            Officers (1989 Form 10-K, Exhibit 10.13(a))(6)*
    10.6    1988 Non-qualified Stock Option Plan (1989 Form S-8, Exhibit
            4(g))(5)
    10.7    The 401(k) Stock Purchase Plan for employees of Cullen/Frost
            Bankers, Inc. and its Affiliates (1990 Form S-8, Exhibit 4(g))(7)*
    10.8    1991 Thrift Incentive Stock Purchase Plan for Employees of
            Cullen/Frost Bankers, Inc. and its Affiliates (1991 Form S-8,
            Exhibit 4(g))(8)*
    10.9    Cullen/Frost Bankers, Inc. Restricted Stock Plan (1992 Form S-8,
            Exhibit 4(d))(9)*
    10.10   Cullen/Frost Bankers, Inc. 1992 Stock Plan (1992 Form S-8, Exhibit
            4(d))(10)
    10.11   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
            (1994 Form 10-K, Exhibit 10.13)(12)
    10.12   Form of Revised Change-In-Control Agreements with one Executive
            Officer (1994 Form 10-K, Exhibit 10.14)(12)
    10.13   Retirement agreement with one Executive Officer
    11      Statement re: computation of earnings per share
    13      The Cullen/Frost 1996 Annual Report to Shareholders for the Year
            Ended December 31, 1996, (furnished for the information of the Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
    19.1    Annual Report on Form 11-K for the Year Ended December 31, 1996,
            for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
    19.2    Annual Report on Form 11-K for the Year Ended December 31, 1996,
            for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)

    21      Subsidiaries of Cullen/Frost
    23      Consent of Independent Auditors
    24      Power of Attorney


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 1996.
______________________

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

   (4) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 5, 1989
        (File No. 33-30776)

   (5) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 5, 1989
        (File No. 33-30777)

   (6) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1989 (File No. 0-7275)

   (7) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 31, 1990
        (File No. 33-37500)

   (8) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed March 18, 1991
        (File No. 33-39478)

   (9) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 20, 1992
        (File No. 33-53492)

  (10) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 23, 1992
        (File No. 33-53622)

  (11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

  (12) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

  (13) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-A12G/A dated August 1, 1996 (File No. 0-7275)

  (14)  To be filed as an amendment.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997                   CULLEN/FROST BANKERS, INC.
                                        (Registrant)


                                      By:/s/ Phillip D. Green
                                        ------------------------
                                        Phillip D. Green
                                        Executive Vice President and
                                        Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997

       Signatures                      Title                         Date
       ----------                      -----                         -----

                             Senior Chairman of the Board
                           and Director (Principal Executive
       T.C. FROST*                  Officer)
------------------------
      (T.C. Frost)


                                Chairman of the Board
   RICHARD W. EVANS, Jr*           and Director
--------------------------
  (Richard W. Evans, Jr.)


   ROBERT S. McCLANE*           President and Director
------------------------
   (Robert S. McClane)


   ISAAC ARNOLD, JR.*                Director
------------------------
  (Isaac Arnold, Jr.)


   ROYCE S. CALDWELL*                Director
------------------------
  (Royce S. Caldwell)


   RUBEN R. CARDENAS*                Director
------------------------
  (Ruben R. Cardenas)


   HENRY E. CATTO*                   Director
------------------------
  (Henry E. Catto)

       Signatures                      Title                         Date
       ----------                      -----                        -----


   HARRY H. CULLEN*                  Director
------------------------
   (Harry H. Cullen)


   ROY H. CULLEN                     Director
------------------------
  (Roy H. Cullen)


   EUGENE H. DAWSON, SR.*            Director
------------------------
  (Eugene H. Dawson, Sr.)


                                     Director
------------------------
  (Ruben M. Escobedo)


   W.N. FINNEGAN III*                Director
------------------------
  (W.N. Finnegan III)


 JAMES W. GORMAN, JR.*               Director
------------------------
 (James W. Gorman, Jr.)


    JAMES L. HAYNE*                  Director
------------------------
   (James L. Hayne)


RICHARD M. KLEBERG, III*             Director
------------------------
(Richard M. Kleberg, III)


   IDA CLEMENT STEEN*                Director
------------------------
  (Ida Clement Steen)


  CURTIS VAUGHAN, JR.*               Director
------------------------
 (Curtis Vaughan, Jr.)


   MARY BETH WILLIAMSON*             Director
------------------------
  (Mary Beth Williamson)

                                    Executive Vice President
*By:/s/ Phillip D. Green            and Chief Financial Officer  March  28, 1997
--------------------------
    (Phillip D. Green)
[as Attorney-in-Fact for
  the persons indicated]

EXHIBIT INDEX

Exhibit
Number             Description of Exhibits
------------------------------------------
10.13  Retirement agreement with one Executive Officer
11     Statement re: computation of earnings per share
13 The Cullen/Frost 1996 Annual Report to Shareholders for the Year Ended December 31, 1996 (furnished for the information of the Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
21     Subsidiaries of Cullen/Frost
23     Consent of Independent Auditors
24     Power of Attorney