Form 10-K/A
period 1996-12-31
CULLEN FROST BANKERS INC
filed 1997-04-30
CIK 39263

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

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549




                                  FORM 10-K/A



                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12,13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                           CULLEN/FROST BANKERS, INC.
              (Exact name of registrant as specified in its charter)



                             AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


1. Financial Statements--Reference is made to Part II, Item 8 of this Annual Report on Form 10-K. In addition, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the financial statements and supplemental schedules required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. are filed herewith as Exhibit 19.1 to this Annual Report on Form 10-K/A.

2. Exhibits--The following additional exhibits are filed herewith as a part of this Amendment No. 1 to the registrant's Annual Report on Form 10-K.


    19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1996 and 1995.

    23.1 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Purchase Plan.


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



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)




Date:   April 30, 1997                         By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     -------
     3.1    Restated Articles of Incorporation, as amended (1988 Form S-8,
            Exhibit 4(a))(2)
     3.2    Amended By-Laws of Cullen/Frost Bankers, Inc. (1995 Form 10-K/A,
            Exhibit 3.2)(11)
     4.1    Shareholder Protection Rights Agreement dated as of August 1, 1996 between Cullen/Frost Bankers, Inc. and The Bank of New York, as
            Rights Agent (1996 Form 8-A12G/A, Exhibit 1)(13)
    10.1    1983 Non-qualified Stock Option Plan, as amended (1989 Form S-8,
            Exhibit 4(g))(4)
    10.2    Restoration of Retirement Income Plan for Participants in the
            Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its
            Affiliates (as amended and restated)(1988 Form 10-K,
            Exhibit 10.4)(3)*
    10.3    Contract of Sale, dated June 9, 1987, between The Frost National
            Bank of San Antonio and Tower Investors, Ltd. for the sale of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.10)(1)
    10.4    Master Lease, dated June 9, 1987, between The Frost National Bank of San Antonio and Tower Investments, Ltd. for the lease of the
            Frost Bank Tower (1987 Form 10-K, Exhibit 10.11)(1)
    10.5    Form of Revised Change-In-Control Agreements with four Executive
            Officers (1989 Form 10-K, Exhibit 10.13(a))(6)*
    10.6    1988 Non-qualified Stock Option Plan (1989 Form S-8,
            Exhibit 4(g))(5)
    10.7    The 401(k) Stock Purchase Plan for employees of Cullen/Frost
            Bankers, Inc. and its Affiliates (1990 Form S-8, Exhibit 4(g))(7)*
    10.8    1991 Thrift Incentive Stock Purchase Plan for Employees of
            Cullen/Frost Bankers, Inc. and its Affiliates (1991 Form S-8,
            Exhibit 4(g))(8)*
    10.9    Cullen/Frost Bankers, Inc. Restricted Stock Plan (1992 Form S-8,
            Exhibit 4(d))(9)*
    10.10   Cullen/Frost Bankers, Inc. 1992 Stock Plan (1992 Form S-8,
            Exhibit 4(d))(10)
    10.11   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
            (1994 Form 10-K, Exhibit 10.13)(12)
    10.12   Form of Revised Change-In-Control Agreements with one Executive
            Officer (1994 Form 10-K, Exhibit 10.14)(12)
    10.13   Retirement agreement with one Executive Officer
    11      Statement re: computation of earnings per share
    13      The Cullen/Frost 1996 Annual Report to Shareholders for the Year
            Ended December 31, 1996, (furnished for the information of the Commission and not deemed to be "filed" except for the portion expressly incorporated by reference)
    19.1    Audited Financial Statements for the Year Ended December 31, 1996,
            for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)
    19.2    Audited Financial Statements for the Year Ended December 31, 1996,
            for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)

    21      Subsidiaries of Cullen/Frost
    23      Consent of Independent Auditors
    23.1    Consent of Indepandent Auditors with respect to Form 10-K/A for the
            1991 Thrift Incentive Stock Purchase Plan
    24      Power of Attorney


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 1996.
----------------------

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

  (14)  To be filed as an amendment.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
------------------------------------------
 19.1 The financial statements and exhibits required by Form 10-K/A with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1996 and 1995 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.1 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Purchase Plan.