Form 10-Q
period 1997-03-31
CULLEN FROST BANKERS INC
filed 1997-05-13
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                        Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934



    For Quarter Ended March 31, 1997              Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 8, 1997 there were 22,519,273 shares of Common Stock, $5 par value, outstanding.


Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)                               Three Months Ended
                                                                            March 31
                                                                      ---------------------
                                                                        1997          1996
                                                                      -------       -------
INTEREST INCOME
 Loans, including fees                                                $50,049       $42,593
 Securities:
    Taxable                                                            23,794        25,644
    Tax-exempt                                                             97            82
                                                                      -------       -------
      Total Securities                                                 23,891        25,726
Federal funds sold                                                      2,402         1,941
                                                                      -------       -------
      Total Interest Income                                            76,342        70,260
INTEREST EXPENSE
 Deposits                                                              26,687        25,255
 Federal funds purchased and securities sold under repurchase
  agreements                                                            1,398         2,105
 Long-term notes payable and other borrowings                           1,591           232
                                                                      -------       -------
      Total Interest Expense                                           29,676        27,592
                                                                      -------       -------
      Net Interest Income                                              46,666        42,668
Provision for possible loan losses                                      1,625         1,875
                                                                      -------       -------
      Net Interest Income After Provision
      For Possible Loan Losses                                         45,041        40,793
NON-INTEREST INCOME
 Trust fees                                                             9,643         8,332
 Service charges on deposit accounts                                   10,290         8,785
 Other service charges, collection and exchange charges,
  commissions and fees                                                  2,129         2,628
 Net loss on securities transactions                                                    (95)
 Other                                                                  3,374         3,076
                                                                      -------       -------
      Total Non-Interest Income                                        25,436        22,726
NON-INTEREST EXPENSE
 Salaries and wages                                                    19,234        16,637
 Pension and other employee benefits                                    4,393         3,458
 Net occupancy of banking premises                                      4,758         4,861
 Furniture and equipment                                                2,866         2,881
 Intangible amortization                                                2,710         2,615
 Other                                                                 13,031        12,693
                                                                      -------       -------
     Total Non-Interest Expense                                        46,992        43,145
                                                                      -------       -------

   Income Before Income Taxes                                          23,485        20,374
Income Taxes                                                            8,422         7,299
                                                                      -------       -------
     Net Income                                                       $15,063       $13,075
                                                                      =======       =======

Net Income per common share                                           $   .65       $   .57

Dividends per common share                                                .21           .18





See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                    March 31   December 31    March 31
                                                      1997         1996         1996
                                                  ----------    ----------   ----------
Assets
Cash and due from banks                           $  457,894    $  872,028   $  419,953
Time deposits                                                                        18
Securities held to maturity                          171,011       177,139      201,748
Securities available for sale                      1,374,554     1,299,285    1,433,347
Federal funds sold                                   255,375        52,850      172,589
Loans, net of unearned discount of $3,768 at
  March 31, 1997 $1,154 at December 31, 1996
  and $ 1,753 at March 31, 1996                    2,411,216     2,252,150    2,023,910
    Less: Allowance for possible loan losses         (36,624)      (36,308)     (33,229)
                                                  ----------    ----------   ----------
      Net Loans                                    2,374,592     2,215,842    1,990,681
Banking premises and equipment                       105,969       101,625       99,899
Accrued interest and other assets                    193,845       169,615      164,729
                                                  ----------    ----------   ----------
      Total Assets                                $4,933,240    $4,888,384   $4,482,964
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  931,506    $  941,991   $  816,018
  Correspondent banks                                177,554       337,996      158,646
  Public funds                                        52,340        51,228       40,796
                                                  ----------    ----------   ----------
     Total demand deposits                         1,161,400     1,331,215    1,015,460
Time Deposits:
  Savings and Interest-on-Checking                   753,203       726,700      755,872
  Money market deposit accounts                      932,541       876,382      782,645
  Time accounts                                    1,095,196     1,026,547    1,047,607
  Public funds                                       286,799       281,750      277,587
                                                  ----------    ----------   ----------
     Total time deposits                           3,067,739     2,911,379    2,863,711
                                                  ----------    ----------   ----------
     Total deposits                                4,229,139     4,242,594    3,879,171
Federal funds purchased and securities
  sold under repurchase agreements                   130,384       174,107      152,344
Accrued interest and other liabilities                91,650        92,740      104,275
Guaranteed Preferred Beneficial Interest in
  Corporation's Junior Subordinated Deferrable
  Interest Debentures                                 98,366
                                                  ----------    ----------   ----------
     Total Liabilities                             4,549,539     4,509,441    4,135,790
Shareholders' Equity
Common stock, par value $5 per share                 112,539       112,410       56,071
  Shares authorized: 30,000,000
  Shares outstanding: 22,507,928;
    22,482,113; and 22,428,232
Surplus                                               64,073        63,480      118,769
Retained earnings                                    205,330       195,451      167,648
Unrealized gain on securities available
  for sale, net of tax                                 1,759         7,602        4,686
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      383,701       378,943      347,174
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $4,933,240    $4,888,384   $4,482,964
                                                  ==========    ==========   ==========



See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                    Unrealized
                                                                    Gain (Loss)
                                                                   on Securities
                                      Common              Retained   Available
                                      Stock    Surplus    Earnings    for Sale   Total
                                     -------   --------   --------   --------- --------
Balance at January 1, 1996           $55,997   $118,418   $158,563   $ 8,486   $341,464
  Net income for the year ended
    December 31, 1996                                       54,978               54,978
  Exercise of employee stock
    options and related tax benefit      300      1,095       (409)                 986
  Issuance of restricted stock            15         65                              80
  Restricted stock plan deferred
    compensation expense, net                                  392                  392
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                                (884)      (884)
  Cash dividend                                            (18,073)             (18,073)
  Two-for-one stock split             56,098    (56,098)
                                    --------   --------    -------   --------   -------
Balance at December 31, 1996         112,410     63,480    195,451     7,602    378,943
  Net income for the three months
    ended March 31, 1997                                    15,063               15,063
  Exercise of employee stock
    options and related tax benefit      129        593       (578)                 144
  Restricted stock plan deferred
    compensation expense                                       120                  120
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                              (5,843)    (5,843)
  Cash dividend                                             (4,726)              (4,726)
                                     -------   --------   --------   -------   --------
Balance at March 31, 1997           $112,539   $ 64,073   $205,330   $ 1,759   $383,701
                                    ========   ========   ========   =======   ========




See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                         Three Months Ended
                                                               March 31
                                                        --------------------
                                                           1997        1996
                                                        ---------   --------
Operating Activities
Net income                                               $ 15,063   $ 13,075
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                      1,625      1,875
    Credit for deferred taxes                              (1,005)      (311)
    Accretion of discounts on loans                           (64)      (239)
    Accretion of securities' discounts                     (3,279)    (4,188)
    Amortization of securities' premiums                      680        675
    Net loss on securities transactions                                   95
    Net gain on sale of assets                                (78)      (175)
    Depreciation and amortization                           5,441      5,489
    Increase in interest receivable                        (2,199)    (2,996)
    Increase in interest payable                            1,561        332
    Net change in other assets and liabilities             (6,837)    21,623
                                                         ---------  --------
      Net cash provided by operating activities            10,908     35,255

Investing Activities
Proceeds from maturities of securities held to maturity     6,091      8,936
Proceeds from sales of securities available for sale       86,766     34,766
Proceeds from maturities of securities available for sale  97,745    125,760
Purchases of securities available for sale               (221,805)  (194,376)
Net increase in loans                                     (56,173)    (1,980)
Net increase in bank premises and equipment                (2,580)    (2,288)
Proceeds from sales of repossessed properties                 298        392
Net cash and cash equivalents received from acquisitions   14,277     19,198
                                                         ---------  --------
  Net cash used by investing activities                   (75,381)    (9,592)

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                     (187,522)    56,790
Net decrease in certificates of deposits                   (9,555)  (161,007)
Net increase (decrease) in short-term borrowings          (43,723)    40,949
Proceeds from issuance of guaranteed preferred beneficial
  interest in Corporation's subordinated debentures        98,366
Proceeds from employee stock purchase
  plan and options                                             24        143
Dividends paid                                             (4,726)    (3,925)
                                                         ---------  --------
     Net cash used by financing activities               (147,136)   (67,050)
                                                         ---------  --------
     Decrease in cash and cash equivalents               (211,609)   (41,387)
Cash and cash equivalents at beginning of year            924,878    633,947
                                                         ---------  --------
     Cash and cash equivalents at the end
       of the period                                     $713,269   $592,560
                                                         =========  ========
Supplemental information:
  Interest paid                                          $ 28,115   $ 27,027
  Loans originated to facilitate the sale
    of repossessed properties                                             35




See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in tables in thousands)


Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During the second quarter of 1996, the board of directors declared and distributed a two-for-one stock split. Previous quarters have been restated to give effect to the split.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb future possible loan losses.

                                                   Three Months Ended
                                                        March 31
                                                   -------------------
(in thousands)                                      1997         1996
----------------------------------------------------------------------
Balance at beginning of the period                $36,308      $31,577
Provision for possible loan losses                  1,625        1,875
Net charge-offs:
  Losses charged to the allowance                  (2,042)      (1,483)
  Recoveries                                          733        1,260
                                                  -------      -------
    Net charge-offs                                (1,309)        (223)
                                                  -------      -------
Balance at the end of period                      $36,624      $33,229
                                                  =======      =======

Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At March 31, 1997 and 1996, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans for the first quarter of 1997 and 1996 was $90,000 and $35,000, respectively. The total allowance for possible loans losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:

                                                     Three Months Ended
                                                           March 31
                                                   -----------------------
(in thousands)                                          1997         1996
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $5,136       $4,841
Impaired loans with a valuation reserve                              3,988
                                                       ------       ------
Total recorded investment in impaired loans            $5,136       $8,829
                                                       ======       ======
Average recorded investment in impaired loans          $4,735       $9,149
Valuation reserve                                                      662


Earnings Per Common Share

     The weighted average numbers of shares used to compute per common share earnings, including common stock equivalents where applicable, were:


                    Three Months Ended
                         March 31
                  -----------------------
                     1997         1996
                  -----------------------
Primary           23,093,483   22,828,820


     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.02 and $.01 per share, respectively. Statement 128 is not expected to have an impact on the calculation of fully diluted earnings per share for these quarters.


Capital

     The table below reflects various measures of regulatory capital at March 31, 1997 and 1996. As a result of the issuance of the $100,000,000 Trust Preferred Capital Securities discussed in "Capital and Liquidity" section found on page 15, all the regulatory capital ratios are up when compared to the first quarter of 1996.


                                           March 31, 1997           March 31, 1996
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  400,000     14.52%    $  266,275     11.30%
     Tier 1 Capital Minimum requirement   110,201      4.00         94,260      4.00

     Total Capital                     $  434,464     15.77%    $  295,778     12.55%
     Total Capital Minimum requirement    220,402      8.00        188,520      8.00

Risk-adjusted assets, net of goodwill  $2,755,023               $2,356,503
Leverage ratio                                         8.56%                   6.21%
Average equity as a percentage
of average assets                                      8.13                    8.01


     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At March 31, 1997 and 1996, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of
6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements. The Corporation and its subsidiary banks currently exceed all minimum capital requirements.
     Cullen/Frost Capital Trust I, a Delaware statutory business trust (the "Issuer Trust") and wholly-owned subsidiary of the Corporation, issued on February 6, 1997 $100,000,000 of its 8.42 percent Capital Securities, Series A (the "Capital Securities"), which represent beneficial interests in the Issuer Trust, in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 144A. The Capital Securities will mature on February 1, 2027 and are redeemable in whole or in part at the option of the Corporation at any time after February 1, 2007 with the approval of the Federal Reserve and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Issuer Trust used the proceeds of the offering of the Capital Securities to purchase Junior Subordinated Debentures of the Corporation which constitute its only assets and which have terms substantially similar to the Capital Securities. The Capital Securities are guaranteed on a subordinated basis in certain limited respects by the Corporation pursuant to a Guarantee. The Corporation has also entered into an Agreement as to Expenses and Liabilities with the Issuer Trust pursuant to which it has agreed on a subordinated basis to pay any costs, expenses or liabilities of the Issuer Trust other than those arising under the Capital Securities. The obligations of the Corporation under the Junior Subordinated Debentures, the related Indenture, the trust agreement establishing the Issuer Trust, the Guarantee and the Agreement as to Expenses and Liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Issuer Trust's obligations under the Capital Securities.
     The Corporation will use the proceeds of the offering of the Junior Subordinated Debentures for general corporate purposes, which may include the reduction of short-term indebtedness, investments at the holding company level, investments in the capital of, or extensions of credit to, the Corporation's subsidiaries, acquisitions and the repurchase of the Corporation's common stock. The Capital Securities will be included in the Tier 1 capital of the Corporation for regulatory capital purposes and will be reported as debt on the balance sheet. The Corporation will record distributions payable on the Capital Securities as interest expense. The Corporation has the right to defer payments of interest on the Junior Subordinated Debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period. Under the terms of the Junior Subordinated Debentures, in the event that under certain circumstances there is an event of default under the Junior Subordinated Debentures or the Corporation has elected to defer interest on the Junior Subordinated Debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
     On March 13, 1997, the Corporation and Cullen/Frost Capital Trust I, filed a Registration Statement (S-4) with the Securities and Exchange Commission to register under the Securities Act of 1933 the exchange of up to $100,000,000 aggregate Liquidation Amount of "new" 8.42 percent Capital Securities, Series
A. Under the S-4, the "old" Capital Securities, Series A described above may be tendered for exchange in whole or in part in a liquidation amount of $100,000 or any integral multiple of $1,000 in excess thereof for "new" Capital Securities, Series A. The "new" Capital Securities, Series A will have the same terms as the "old" Capital Securities, Series A. This exchange will enhance the transferability of the Capital Securities and will have no impact on redemption of the Capital Securities, the Junior subordinated Debentures issued by the Company, the Company's guarantee of the Capital Securities, or other matters described above.


Income Taxes

     The tax expense for the first quarter of 1997 was $8,422,000. This amount consisted of current tax expense of $9,427,000 and deferred tax benefit of $1,005,000. Net deferred tax assets were $11,218,000 with no valuation allowance. The tax expense for the first quarter of 1996 was $7,299,000. This amount consisted of current tax expense of $7,610,000 and deferred tax benefit of $311,000. Net deferred tax assets were $7,844,000 with no valuation allowance. The deferred tax assets are supported by taxes paid in prior years. No income tax payments were made during the first three months of 1997 or 1996.

Acquisitions

     On March 7, 1997, the Corporation paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary, Citizens State Bank in Corpus Christi, Texas. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Such estimates may be subsequently revised. Total intangible assets associated with the transaction amounted to approximately $21.4 million. The Corporation acquired loans of approximately $108 million and deposits of approximately $184 million. The acquisition did not have a material impact on the first quarter net income.
     On January 5, 1996, the Corporation paid approximately $17.7 million to acquire S.B.T. Bancshares, Inc., including its subsidiary, State Bank and Trust Company in San Marcos, Texas. The Corporation acquired loans of approximately $51 million and deposits of approximately $112 million. On February 15, 1996, the Corporation paid approximately $33.5 million to acquire Park National Bank in Houston, Texas. The Corporation acquired loans of approximately $157 million and deposits of approximately $225 million.


Other Accounting Changes

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of SFAS No. 125 were adopted by the Corporation prospectively as of January 1, 1997. Those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, were deferred for one year by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125" and will be adopted prospectively on January 1, 1998. The adoption of these statements is not expected to have a material impact on financial position or results of operations.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations


Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands except per share amounts)


Results of Operations
     The results of operations are included in the material that follows. The Corporation completed an acquisition during the first quarter of 1997 and two for the entire year of 1996. These acquisitions, which are outlined in the footnotes to the financial statements on page eight, were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition. Certain reclassifications have been made to make prior quarters comparable. All balance sheet figures are presented in averages unless otherwise noted.
     During the second quarter of 1996, the board of directors declared and distributed a two-for-one stock split. Previous quarters have been restated to give effect to the split. All balance sheet figures are presented in averages unless otherwise noted.


                                                  Summary of Operations
                                         --------------------------------------
                                                    Three Months Ended
                                         --------------------------------------
                                             1997                1996
                                         -----------   ------------------------
                                          March 31     December 31    March 31
-------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                         $46,934       $46,853       $42,914
Taxable-equivalent adjustment                 268           263           246
                                          -------       -------       -------
Net interest income                        46,666        46,590        42,668
Provision for possible
  loan losses                               1,625         1,800         1,875
Non-Interest income:
  Net gain (loss) on securities
     transactions                                            17           (95)
  Other                                    25,436        23,972        22,821
                                          -------       -------       -------
    Total non-interest income              25,436        23,989        22,726
Non-Interest expense:
  Intangible amortization                   2,710         2,931         2,615
  Other                                    44,282        43,292        40,530
                                          -------       -------       -------
    Total non-interest expense             46,992        46,223        43,145
                                          -------       -------       -------

Income before income taxes                 23,485        22,556        20,374
Income Taxes                                8,422         8,156         7,299
                                          -------       -------       -------
Net Income                                $15,063       $14,400       $13,075
                                          =======       =======       =======
Cash Earnings*                            $17,023       $16,448       $14,928

Net Income per common share               $   .65       $   .63       $   .57
Cash Earnings per common share                .74           .72           .66
Return on Average Assets                     1.28%         1.24%         1.20%
Cash earnings ROA                            1.45          1.42          1.37
Return on Average Equity                    15.80         15.30         15.01
Cash earnings ROE                           17.86         17.48         17.14

* Net income before intangible amortization (including goodwill and core deposit intangibles, net of tax)


     Cullen/Frost reported net income of $15,063,000 or $.65 per common share for the quarter ended March 31, 1997. This compares with $14,400,000 or $.63 per common share and $13,075,000 or $.57 per common share for the fourth and first quarters of 1996, respectively. Return on average assets and average equity increased to 1.28 percent and 15.80 percent, respectively, for the first quarter of 1997. This compares to 1.20 percent and 15.01 percent, respectively, for the first quarter of 1996.
     The Corporation has historically paid cash and used the purchase method in accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends, stock repurchases and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):

                                              Three Months Ended
                           ---------------------------------------------------------------
                                  March 1997                       December 1996
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       earnings  Amortization  earnings  earnings  Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $23,485     $ 2,710     $26,195   $22,556     $2,931      $25,487
Income taxes             8,422         750       9,172     8,156        883        9,039
                       -------      ------     -------   -------     ------      -------
Net income             $15,063     $ 1,960     $17,023   $14,400     $2,048      $16,448
                       =======      ======     =======   =======     ======      =======
Net income per common
  share                $   .65         .09     $   .74   $   .63     $  .09      $   .72

Return on assets          1.28%                   1.45%*    1.24%                   1.42%*
Return on equity         15.80                   17.86 **  15.30                   17.48**

 * Calculated as A/B
** Calculated as A/C                                            March 1997   December 1996
   -----------------                                           -----------   -------------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   17,023     $   16,448
(B) Total average assets                                         4,756,209      4,617,679
(C) Average shareholders' equity                                   386,626        374,317


                                    Three Months Ended
                        ---------------------------------------
                                         March 1996
---------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              earnings  Amortization  earnings
---------------------------------------------------------------
Income before income taxes     $20,374     $2,615      $22,989
Income taxes                     7,299        762        8,061
                               -------     ------      -------
Net income                     $13,075     $1,853      $14,928
                               =======     ======      =======
Net income per common share    $   .57     $  .09      $   .66

Return on assets                  1.20%                   1.37%*
Return on equity                 15.01                   17.14 **

 * Calculated as A/B
** Calculated as A/C

                                                               March 1996
                                                               -----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   14,928
(B) Total average assets                                        4,370,952
(C) Average shareholders' equity                                  350,265


Net Interest Income
     Net interest margin was 4.73 percent for the first quarter of 1997 compared to 4.81 percent and 4.67 percent for the fourth and first quarters of 1996, respectively. The decrease in net interest margin from the fourth quarter of 1996 is due to the issuance of the $100 million Trust Preferred Capital Securities, see "Capital and Liquidity" on page 15. The increase in net interest income from the fourth and first quarters of 1996 is reflective of the favorable impact of the acquisitions and higher loan volumes offset by higher deposit costs and interest expense related to the Trust Preferred Capital Securities. Net interest spread of 3.94 percent decreased six basis points from the fourth quarter of 1996. Net interest spread was 3.93 percent for the first quarter of 1996. The net interest spread decreased from the previous quarter primarily because of the increase in deposit costs and interest expense related to the Trust Preferred Capital Securities.

                                      Change in Net Interest Income
                                  ------------------------------------
                                   First Quarter         First Quarter
                                       1997                  1997
                                        vs.                   vs.
                                   First Quarter         Fourth Quarter
                                       1996                  1996
                                 ------------------------------------
                                         Percentage of         Percentage of
                                 Amount  Total Change   Amount Total Change
----------------------------------------------------------------------------
Due to volume                   $ 6,103     74.55%     $ 1,460       51.43%
Due to interest rate spread      (2,083)    25.45       (1,379)      48.57
                                -------    -------     -------     -------
                                $ 4,020    100.00%     $    81      100.00%
                                =======    =======     =======     =======


Non-Interest Income


                                                    Three Months Ended
                                            ---------------------------------
                                              1997              1996
                                            --------   ---------------------
Non-Interest Income                         March 31   December 31  March 31
----------------------------------------------------------------------------
Trust fees                                 $ 9,643       $ 8,663    $ 8,332
Service charges on deposit accounts         10,290        10,028      8,785
Other service charges, collection
  and exchange charges, commissions
  and fees                                   2,129         1,929      2,628
Net gain (loss) on securities transactions                    17        (95)
Other                                        3,374         3,352      3,076
                                           --------      -------    -------
    Total                                  $25,436       $23,989    $22,726
                                           ========      =======    =======

     Total non-interest income was up $1.4 million or 6.0 percent compared to the fourth quarter of 1996 and was up $2.7 million or 11.9 percent from the first quarter of 1996. The increase from the fourth and first quarter of 1996 is mostly due to higher trust fee and service charge income.
     Trust fee income increased 11.3 percent and 15.7 percent from the fourth and first quarters of 1996, respectively. The increase from the fourth and first quarters of 1996 is attributable to the increase in the number of accounts held and trust asset growth resulting from improvement in the stock market.
     Service charges on deposit accounts were up 2.6 percent compared to the previous quarter and up 17.1 percent from the same quarter one year ago primarily as a result of higher service charges related to commercial deposits, volumes processed for correspondent banks and overdraft charges. Other service charges were up 10.4 percent compared to the fourth quarter of 1996 and down
19.0 percent from the first quarter of 1996. The decrease from the first quarter last year is primarily due to lower income from bankcard discount as a result of the Corporation's outsourcing of its bankcard processing operation, which was completed in second quarter of 1996. The increase from the fourth quarter of 1996 is due to higher mutual fund fees.

      Other non-interest income was flat compared to the fourth quarter of 1996 and up 9.7 percent from the first quarter a year ago. Most of the increase from the first quarter of 1996 is due to gains on the disposition of certain loans.

Non-Interest Expense

                                                    Three Months Ended
                                              -------------------------------
                                                1997             1996
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
-----------------------------------------------------------------------------
Salaries and wages                            $19,234     $18,715    $16,637
Pension and other employee benefits             4,393       3,631      3,458
Net occupancy of banking premises               4,758       4,520      4,861
Furniture and equipment                         2,866       3,202      2,881
Intangible amortization                         2,710       2,931      2,615
Other                                          13,031      13,224     12,693
                                              -------     -------    -------
      Total                                   $46,992     $46,223    $43,145
                                              =======     =======    =======

     Non-interest expense increased 1.7 percent from the fourth quarter and $3.8 million or 8.9 percent from the same quarter last year. Operating expenses related to the acquisitions, in addition to higher salaries and benefit expense were the primary reasons for the increase.
     Salaries and wages were up 2.8 percent from the fourth quarter of 1996 and were up 15.6 percent from the first quarter of 1996 as a result of the acquisitions and higher staffing levels. Pension and employee benefits were up
21.0 percent from the fourth quarter and 27.0 percent from the first quarter of 1996 because of higher payroll taxes. In addition, higher retirement plan expense contributed to the increase from the first quarter of 1996. Net occupancy of banking premises expense increased 5.3 percent from the fourth quarter and decreased 2.1 percent from the first quarter of 1996.
     Furniture and equipment expense decreased 10.5 percent from the fourth quarter of 1996 and was flat compared to a year ago. The decrease from the fourth quarter is primarily due to lower service contract expense. Compared to the same quarter a year ago intangible amortization increased 3.6 percent due to acquisitions.
     Other non-interest expense was down 1.5 percent compared to last quarter and increased 2.7 percent compared to the same quarter last year. The increase from a year ago is due to higher service charges from maintaining lower reserve balances with correspondent banks, other professional expenses and sundry losses offset by lower bankcard operations and outside computer services expense. The efficiency ratio measures what percentage of bank revenue is absorbed by non-interest expense. The Corporation's efficiency ratio for the first quarter was 64.9 percent compared to 65.6 percent a year ago.

Income Taxes
       The Corporation's effective tax rate for the first quarter of 1996 and the fourth and first quarters of 1995 approximated the statutory rate of 35 percent.

Balance Sheet
      Average assets of $4,756,209,000 for the first quarter of 1997 were up
3.0 percent compared with the fourth quarter of 1996 and reflected an increase of 8.8 percent from the first quarter of 1996 because of the acquisitions. Total deposits averaged $4,086,560,000 for the current quarter, up 1.8 percent when compared to the previous quarter and up 8.3 percent from the first quarter of 1996. Average loans for the first quarter of 1997 were $2,303,330,000.
This represents an increase in average loans of 4.2 percent and 19.0 percent from the fourth and first quarters of 1996, respectively.

Loans

                                        1997                    1996
                               ---------------------   -----------------------
Loan Portfolio                           Percentage
Period-End Balances            March 31   of Total     December 31   March 31
------------------------------------------------------------------------------
Commercial                  $  689,940       28.6%     $  649,721   $  534,233
Consumer                       550,881       22.9         491,072      430,080
Real estate                  1,103,838       45.8       1,043,534      982,065
Other                           70,325        2.9          68,977       79,285
Unearned discount               (3,768)       (.2)         (1,154)      (1,753)
                            ----------     ------      ----------   ----------
Total Loans                 $2,411,216      100.0%     $2,252,150   $2,023,910
                            ==========     ======      ==========   ==========

     At March 31, 1997, period-end loans totaled $2,411,216,000 up 7.1 percent from the previous quarter and up 19.1 percent from the same period last year. Most of the increase from the fourth quarter is attributable to the acquisition in the first quarter of 1997. Approximately 72 percent of the increase in loans from a year ago resulted from internally generated growth.


Real Estate Loans
     Real estate loans at March 31, 1997, were $1,103,838,000 or 45.8 percent of loans, compared to 48.5 percent a year ago. Residential permanent mortgage loans at March 31, 1997, were $434,904,000 compared to $422,787,000 at December 31, 1996, and $395,616,000 at March 31, 1996. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.
     At March 31, 1997, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $3,072,000, compared with $2,604,000 at December 31, 1996, and $3,999,000 at March 31, 1996.

                                                      1997               1996
                                             ---------------------     --------
Real Estate Loans                                        Percentage
Period-End Balances                           March 31    of Total     March 31
-------------------------------------------------------------------------------
Construction                                $   92,130       8.3%      $ 71,173
Land                                            54,918       5.0         50,838
Permanent mortgages:
  Commercial                                   247,166      22.4        207,498
  Residential                                  434,904      39.4        395,616
Other                                          274,720      24.9        256,940
                                            ----------     ------      --------
                                            $1,103,838     100.0%      $982,065
                                            ==========     ======      ========
Non-accrual and restructured                $    8,970        .8%      $ 10,956


Mexico
     The Corporation's cross border outstandings to Mexico, excluding $15,029,000 in loans secured by assets held in the United States, totaled $39,722,000 at March 31, 1997, or 1.7 percent of total loans up from $29,932,000 and $31,462,000 at December 31, 1996 and March 31,1996,
respectively. Most of the Corporation's Mexican loans are either secured by liquid U.S. assets or are unsecured loans to major financial institutions to finance international trade transactions. Of the trade-related credits, approximately 78.9 percent are related to companies exporting from Mexico. As of March 31, 1997, none of the Mexican related loans were on non-performing status.


                                                        MEXICAN LOANS
                                                ----------------------------------------
March 31, 1997                                  Amount       Percentage of Total Loans
----------------------------------------------------------------------------------------
Loans to financial institutions                $34,704              1.5%
Loans to private firms or individuals            5,018               .2
                                               -------             ----
                                               $39,722              1.7%
                                               =======             ====

Non-Performing Assets

                                                     NON-PERFORMING ASSETS
                                                 --------------------------
                                                    Real
March 31, 1997                                     Estate   Other    Total
---------------------------------------------------------------------------
Non-accrual and restructured loans               $ 8,970   $3,399   $12,369
Foreclosed assets                                  1,560      703     2,263
                                                 -------   ------   -------
                                                 $10,530   $4,102   $14,632
                                                 ========  ======   =======
As a percentage of total
  non-performing assets                             72.0%    28.0%    100.0%


     Non-performing assets totaled $14,632,000 at March 31, 1997, compared with $11,966,000 at December 31, 1996, and $16,798,000 at March 31, 1996. Non-
performing assets as a percentage of total loans and foreclosed assets decreased to .61 percent at March 31, 1997 from .83 percent one year ago. The first quarter acquisition accounted for approximately 77 percent of the increase in non-performing assets.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $180,000 or $.01 per common share for the first quarter of 1997, compared to the fourth quarter of 1996 and down from $239,000 or $.02 per common share for the first quarter of 1996. Total loans 90 days past due (excluding non-accrual and restructured loans) were $7,703,000 at March 31, 1997, compared to $5,911,000 at December 31, 1996, and $6,761,000 at March 31, 1996.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $36,624,000 or 1.52 percent of period-end loans at March 31, 1997, compared to $36,308,000 or 1.61 percent for the fourth quarter of 1996 and $33,229,000 or 1.64 percent at March 31, 1996. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 296.1 percent at March 31, 1997, compared to 247.9 percent and 224.8 percent at the end of the fourth and first quarters of 1996, respectively.
     The Corporation recorded a $1,625,000 provision for possible loan losses during the first quarter of 1997, compared to $1,800,000 and $1,875,000 provision for possible loan losses recorded during the fourth and first quarter of 1996. Net charge-offs in the first quarter totaled $1,309,000, compared to $1,722,000 and $223,000 for the fourth and first quarters of 1996, respectively. The increase from the first quarter a year ago is principally attributable to a rise in consumer and small business loan charge-offs.


                                                     NET CHARGE-OFFS
                                            --------------------------------
                                                1997            1996
                                            ----------   -----------------
                                               First      Fourth    First
                                              Quarter     Quarter   Quarter
---------------------------------------------------------------------------
Real Estate                                 $    26      $  (389)  $    (7)
Commercial and industrial                       159        1,251      (487)
Consumer                                      1,039          865       716
Other, including foreign                         85           (5)        1
                                            -------      -------   -------
                                            $ 1,309      $ 1,722   $   223
                                            =======      =======   =======

Provision for possible loan losses          $ 1,625      $ 1,800   $ 1,875
Allowance for possible loan losses           36,624       36,308    33,229


Capital and Liquidity

     At March 31, 1997, shareholders' equity was $383,701,000 compared to $378,943,000 at December 31, 1996, and $347,174,000 at March 31, 1996. The
increase in 1997 was due primarily to earnings growth partially offset by $4.7 million of dividends paid. The Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $1.8 million as of March 31, 1997 compared to $7.6 million unrealized gain as of December 31, 1996, reflecting a decrease of $5.8 million. This decrease is primarily due to the increase in market interest rates. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale in not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     The Corporation paid a cash dividend of $.21 per common share in the first quarter of 1997 and fourth quarter of 1996 compared to $.18 per common share for the first quarter of 1996. This equates to dividend payout ratios of 31.4 percent, 32.8 percent and 30.0 percent for the first quarter of 1997 and the fourth and first quarters of 1996, respectively.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at March 31, 1997.
     During February 1997, Cullen/Frost Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation (The Trust), issued $100,000,000 of its 8.42 percent Capital Securities, Series A which represents a beneficial interest in The Trust. The Trust used the proceeds of the offering of the Capital Securities to purchase Junior Subordinated Debentures of Cullen/Frost, which are the sole assets of The Trust. The Corporation has fully and unconditionally guaranteed all the Trust's obligations under the Capital Securities. The Corporation will use the proceeds of the offering of the Junior Subordinated Debentures for general corporate purposes, which may include the reduction of short-term indebtedness, investments at the holding company level, investments in the capital of, or extensions of credit to, the Corporation's subsidiaries, acquisitions, and the repurchase of the Corporation's common stock. The Capital Securities are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes and are reported as debt on the consolidated balance sheet.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                                March 31, 1997           December 31, 1996
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/   Average   Income/  Yield/
                                       Balance   Expense  Cost     Balance   Expense   Cost
                                      --------   -------  -----  ----------  -------  -----
ASSETS
Time deposits
Securities:
 U.S. Treasury                      $  255,412   $ 3,326  5.28%  $  268,794  $ 3,629  5.37%
 U.S. Government agencies
  and corporations                   1,226,336    20,365  6.64    1,203,835   20,102  6.68
 States and political subdivisions       6,356       154  9.68        5,447      128  9.44
 Other                                   6,459        98  6.08        6,405       97  6.05
                                    ----------   -------         ----------  -------
     Total securities                1,494,563    23,943  6.42    1,484,481   23,956  6.45
Federal funds sold and securities
purchased under resale agreements      201,373     2,402  4.77      186,933    2,338  4.90
Loans, net of unearned discount      2,303,330    50,265  8.85    2,209,951   48,855  8.80
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              3,999,266    76,610  7.74    3,881,365   75,149  7.71
Cash and due from banks                517,232                      500,288
Allowance for possible loan losses     (37,103)                     (36,883)
Banking premises and equipment         103,153                      102,466
Accrued interest and other assets      173,661                      170,443
                                    ----------                   ----------
  Total Assets                      $4,756,209                   $4,617,679
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  863,967                   $  867,955
  Correspondent banks                  232,669                      225,671
  Public funds                          45,021                       47,770
                                    ----------                   ----------
     Total demand deposits           1,141,657                    1,141,396
Time deposits:
 Savings and Interest-on-Checking      718,760    2,279   1.29      702,749    2,293  1.30
 Money market deposit accounts         894,150    8,761   3.97      862,455    8,625  3.98
 Time accounts                       1,045,539   12,580   4.88    1,034,977   12,692  4.88
 Public funds                          286,454    3,067   4.34      272,639    2,840  4.14
                                    ----------  -------          ----------  -------
    Total time deposits              2,944,903   26,687   3.68    2,872,820   26,450  3.66
                                    ----------  -------          ----------  -------
  Total Deposits                     4,086,560                    4,014,216
Federal funds purchased and securities
  sold under repurchase agreements     135,371    1,398   4.13      141,654    1,587  4.38
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               59,299    1,271   8.69
Other borrowings                        24,316      320   5.34       19,031      259  5.41
                                    ----------  -------          ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              3,163,889   29,676   3.80    3,033,505   28,296  3.71
                                    ----------  -------  -----   ----------  ------- -----
Accrued interest and other liabilities  64,037                       68,461
                                    ----------                   ----------
Total Liabilities                    4,369,583                    4,243,362
SHAREHOLDERS' EQUITY                   386,626                      374,317
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,756,209                   $4,617,679
                                    ==========                   ==========
Net interest income                             $46,934                     $46,853
                                                =======                     =======
Net interest spread                                       3.94%                      4.00%
                                                          ====                       ====
Net interest income to total average earning assets       4.73%                      4.81%
                                                          ====                       ====
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                           September 30, 1996           June 30, 1996
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                      --------   -------  -----    --------  -------  -----
ASSETS
Time deposits                                                    $       21  $     1  3.50%
Securities:
 U.S. Treasury                      $  273,301   $ 3,692  5.37%     301,233    3,899  5.21
 U.S. Government agencies
  and corporations                   1,235,556    20,660  6.69    1,287,518   21,316  6.62
 States and political subdivisions       5,457       129  9.45        5,480      129  9.45
 Other                                   6,672        95  5.67        6,235       91  5.86
                                     ---------   -------          ---------  -------
     Total securities                1,520,986    24,576  6.46    1,600,466   25,435  6.36
Federal funds sold and securities
purchased under resale agreements      107,189     1,475  5.38      122,940    1,472  4.73
Loans, net of unearned discount      2,142,038    47,423  8.81    2,057,029   45,473  8.89
                                     ---------   -------          ---------  -------
Total Earning Assets and
    Average Rate Earned              3,770,213    73,474  7.76    3,780,456   72,381  7.68
Cash and due from banks                486,938                      486,828
Allowance for possible loan losses     (35,541)                     (35,067)
Banking premises and equipment         101,290                       99,984
Accrued interest and other assets      171,417                      177,254
                                     ---------                    ---------
  Total Assets                      $4,494,317                   $4,509,455
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  844,418                   $  839,300
  Correspondent banks                  208,050                      193,535
  Public funds                          46,949                       40,138
                                    ----------                   ----------
     Total demand deposits           1,099,417                    1,072,973
Time deposits:
 Savings and Interest-on-Checking      711,562     2,373  1.33      732,882    2,499  1.37
 Money market deposit accounts         824,565     8,321  4.01      796,624    7,787  3.93
 Time accounts                       1,062,842    12,938  4.84    1,055,894   12,696  4.84
 Public funds                          207,093     2,330  4.48      252,071    2,826  4.51
                                    ----------   -------         ----------  -------
    Total time deposits              2,806,062    25,962  3.68    2,837,471   25,808  3.66
                                    ----------   -------         ----------  -------
  Total deposits                     3,905,479                    3,910,444
Federal funds purchased and securities
  sold under repurchase agreements     127,292     1,517  4.66      150,965    1,728  4.53
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures
Other borrowings                        23,376       307  5.23       16,936      221  5.25
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,956,730    27,786  3.73    3,005,372   27,757  3.71
                                    ----------   -------  ----   ----------  -------  ----
Accrued interest and other liabilities  80,427                       78,243
                                    ----------                   ----------
Total Liabilities                    4,136,574                    4,156,588
SHAREHOLDERS' EQUITY                   357,743                      352,867
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,494,317                   $4,509,455
                                    ==========                   ==========
Net interest income                              $45,688                    $44,624
                                                 =======                    =======
Net interest spread                                       4.03%                      3.97%
                                                          ====                       ====
Net interest income to total average earning assets       4.83%                      4.74%
                                                          ====                       ====


*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                            March 31, 1996
                                     --------------------------
                                                Interest
                                      Average   Income/   Yield/
                                      Balance   Expense   Cost
                                     ---------  --------  -----
ASSETS
Time deposits                      $       27             3.50%
Securities:
 U.S. Treasury                        287,694   $ 3,829   5.35
 U.S. Government agencies
  and corporations                  1,311,374    21,705   6.62
 States and political subdivisions      5,497       130   9.45
 Other                                  7,585       106   5.57
                                    ---------    ------
     Total securities               1,612,150    25,770   6.40
Federal funds sold and securities
purchased under resale agreements     138,001     1,941   5.57
Loans, net of unearned discount     1,936,289    42,795   8.89
                                    ---------    ------
Total Earning Assets and
    Average Rate Earned             3,686,467    70,506   7.67
Cash and due from banks               453,391
Allowance for possible loan losses    (32,390)
Banking premises and equipment         97,654
Accrued interest and other assets     165,830
                                    ---------
  Total Assets                     $4,370,952
                                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $  777,229
  Correspondent banks                 167,345
  Public funds                         44,780
                                    ---------
     Total demand deposits            989,354
Time deposits:
 Savings and Interest-on-Checking     743,216     2,628   1.42
 Money market deposit accounts        758,097     7,085   3.76
 Time accounts                      1,033,725    12,853   5.00
 Public funds                         249,378     2,689   4.34
                                    ---------    ------
    Total time deposits             2,784,416    25,255   3.65
                                    ---------    ------
  Total deposits                    3,773,770
Federal funds purchased and securities
  sold under repurchase agreements    159,535     2,105   5.22
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures
Other borrowings                       18,173       232   5.14
                                    ---------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             2,962,124    27,592   3.74
                                    ---------    ------   ----
Accrued interest and other liabilities 69,209
                                    ---------
Total Liabilities                   4,020,687
SHAREHOLDERS' EQUITY                  350,265
                                    ---------
Total Liabilities and
  Shareholders' Equity             $4,370,952
                                   ==========
Net interest income                             $42,914
                                                =======
Net interest spread                                       3.93%
                                                          =====
Net interest income to total average earning assets       4.67%
                                                          =====
* Taxable-equivalent basis assuming a 35% tax rate.


Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11   Statement regarding Computation of Earnings per Share

    (b)  Reports on Form 8-K

         During the quarter ended March 31, 1997, Current Report on Form 8-K, dated February 3, 1997, was filed with the Commission by the Corporation.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   May 12, 1997                         By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)