Form 10-K/A
period 1996-12-31
CULLEN FROST BANKERS INC
filed 1997-06-30
CIK 39263

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

    23.2 Consent of Independent Auditors with respect to Form 10-K as amended by this Form 10-K/A for the 401(k) Stock Purchase Plan.


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



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)



Date:   June 30, 1997                           /s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

    19.2    Annual Report on Form 11-K for the Year Ended December 31, 1996,
            for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
    21      Subsidiaries of Cullen/Frost
    23      Consent of Independent Auditors
    23.1    Consent of Independent Auditors with respect to Form 10-K/A for the
            1991 Thrift Incentive Stock Purchase Plan.
    23.2    Consent of Independent Auditors with respect to Form 10-K/A for the 401(k) Stock Purchase Plan.
    24      Power of Attorney


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

  (14)  To be filed as an amendment.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
------------------------------------------
 19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1996 and 1995 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.2 Consent of Independent Auditors with respect to Form 10-K as amended by this Form 10-K/A for the 401(k) Stock Purchase Plan.