Form 10-Q
period 1997-06-30
CULLEN FROST BANKERS INC
filed 1997-08-08
CIK 39263

Securities and Exchange Commission
                                Washington, D.C. 20549




                                      Form 10-Q


                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934



      For Quarter Ended June 30, 1997          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 5, 1997, there were 22,293,479 shares of Common Stock, $5 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                               Three Months Ended       Six Months Ended
                                                    June 30                 June 30
                                              --------------------    -------------------
                                                1997         1996       1997        1996
                                              -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                        $54,368      $45,268   $104,417    $ 87,861
 Securities:
    Taxable                                    24,400       25,310     48,194      50,954
    Tax-exempt                                     68           81        165         163
                                              -------      -------   --------    --------
      Total Securities                         24,468       25,391     48,359      51,117
 Federal funds sold                             2,806        1,472      5,208       3,413
                                              -------      -------   --------    --------
      Total Interest Income                    81,642       72,131    157,984     142,391
INTEREST EXPENSE
 Deposits                                      28,498       25,808     55,185      51,063
 Federal funds purchased and securities
   sold under repurchase agreements             1,327        1,728      2,725       3,833
 Long-term notes payable and other borrowings   2,462          221      4,053         453
                                              -------      -------   --------    --------
      Total Interest Expense                   32,287       27,757     61,963      55,349
                                              -------      -------   --------    --------
      Net Interest Income                      49,355       44,374     96,021      87,042
Provision for possible loan losses              2,275        1,325      3,900       3,200
                                              -------      -------   --------    --------
      Net Interest Income After Provision
      For Possible Loan Losses                 47,080       43,049     92,121      83,842
NON-INTEREST INCOME
 Trust fees                                     9,716        8,384     19,359      16,716
 Service charges on deposit accounts           10,911        9,656     21,201      18,441
 Other service charges, collection and
    exchange charges, commissions and fees      2,627        2,154      4,756       4,782
 Net gain (loss) on securities transactions        20         (903)        20        (998)
 Other                                          4,467        5,350      7,841       8,426
                                              -------      -------   --------    --------
      Total Non-Interest Income                27,741       24,641     53,177      47,367
NON-INTEREST EXPENSE
 Salaries and wages                            20,200       18,350     39,434      34,987
 Pension and other employee benefits            4,332        4,498      8,725       7,956
 Net occupancy of banking premises              4,680        4,665      9,438       9,526
 Furniture and equipment                        3,060        2,811      5,926       5,692
 Intangible amortization                        3,119        2,903      5,829       5,518
 Other                                         14,985       13,368     28,016      26,061
                                              -------      -------   --------    --------
     Total Non-Interest Expense                50,376       46,595     97,368      89,740
                                              -------      -------   --------    --------
   Income Before Income Taxes                  24,445       21,095     47,930      41,469
Income Taxes                                    8,814        7,577     17,236      14,876
                                              -------      -------   --------    --------
     Net Income                               $15,631      $13,518   $ 30,694    $ 26,593
                                              =======      =======   ========    ========
Net Income per common share:
  Primary                                     $   .68      $   .59   $   1.33    $   1.16
  Fully Diluted                                   .67          .59       1.32        1.16
Dividends per share                               .25          .21        .46         .39


See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                    June 30    December 31     June 30
                                                     1997          1996         1996
                                                  ----------   -----------   ----------
Assets
Cash and due from banks                           $  454,648    $  872,028   $  481,666
Time deposits                                                                        16
Securities held to maturity                          163,016       177,139      191,714
Securities available for sale                      1,351,757     1,299,285    1,366,676
Federal funds sold                                   153,823        52,850      157,175
Loans, net of unearned discount of $3,108 at
  June 30, 1997; $1,154 at December 31, 1996
  and $1,803 at June 30, 1996                      2,513,053     2,253,468    2,108,902
    Less: Allowance for possible loan losses         (41,080)      (37,626)     (36,353)
                                                  ----------    ----------   ----------
      Net Loans                                    2,471,973     2,215,842    2,072,549
Banking premises and equipment                       107,709       101,625      101,076
Accrued interest and other assets                    221,446       169,615      178,995
                                                  ----------    ----------   ----------
      Total Assets                                $4,924,372    $4,888,384   $4,549,867
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  986,826    $  941,991   $  898,874
  Correspondent banks                                147,626       337,996      168,248
  Public funds                                        41,508        51,228       91,979
                                                  ----------    ----------   ----------
     Total demand deposits                         1,175,960     1,331,215    1,159,101
Time Deposits:
  Savings and Interest-on-Checking                   737,603       726,700      712,541
  Money market deposit accounts                      981,597       876,382      789,253
  Time accounts                                    1,093,277     1,026,547    1,066,455
  Public funds                                       258,222       281,750      232,951
                                                  ----------    ----------   ----------
     Total time deposits                           3,070,699     2,911,379    2,801,200
                                                  ----------    ----------   ----------
     Total deposits                                4,246,659     4,242,594    3,960,301
Federal funds purchased and securities
  sold under repurchase agreements                    81,047       174,107      114,387
Accrued interest and other liabilities               101,817        92,740      127,329
Guaranteed Preferred Beneficial Interest in
  Corporation's Junior Subordinated Deferrable
  Interest Debentures                                 98,376
                                                  ----------    ----------   ----------
     Total Liabilities                             4,527,899     4,509,441    4,202,017
Shareholders' Equity
Common stock, par value $5 per share                 112,599       112,410      112,197
  Shares authorized: 60,000,000
  Shares issued: 22,519,879;
    22,482,113; and 22,439,398
Surplus                                               64,224        63,480       62,804
Retained earnings                                    215,426       195,451      176,499
Unrealized gain (loss) on securities available
  for sale, net of tax                                 7,538         7,602       (3,650)
Treasury stock at cost (84,000 shares)                (3,314)
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      396,473       378,943      347,850
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $4,924,372    $4,888,384   $4,549,867
                                                  ==========    ==========   ==========


See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                Unrealized
                                                                Gain (Loss)
                                                                    on
                                                                Securities
                                   Common             Retained  Available Treasury
                                   Stock    Surplus   Earnings  for Sale    Stock    Total
                                  --------  --------  --------  ---------  ------  --------
Balance at January 1, 1996        $ 55,997  $118,418  $158,563   $8,486            $341,464
  Net income for the year ended
    December 31, 1996                                   54,978                       54,978
  Exercise of employee stock
    options and related tax benefit    300     1,095      (409)                         986
  Issuance of restricted stock          15        65                                     80
  Restricted stock plan deferred
    compensation expense, net                              392                          392
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                           (884)               (884)
  Cash dividend                                        (18,073)                     (18,073)
  Two-for-one stock split           56,098   (56,098)
                                   -------  --------  --------  -------   -------  --------
Balance at December 31, 1996       112,410    63,480   195,451    7,602             378,943
  Net income for the six months
    ended June 30, 1997                                 30,694                       30,694
  Exercise of employee stock
    options and related tax benefit    189       744      (610)            $1,111     1,434
  Purchase of treasury stock                                               (4,425)   (4,425)
  Restricted stock plan deferred
    compensation expense                                   240                          240
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                            (64)                (64)
  Cash dividend                                        (10,349)                     (10,349)
                                 ---------  --------  --------  -------   -------  --------
Balance at June 30, 1997          $112,599   $64,224  $215,426   $7,538   $(3,314) $396,473
                                 =========  ========  ========  =======   =======  ========


See notes to consolidated financial statements.



Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                            Six Months Ended
                                                                June 30
                                                           ------------------
                                                             1997       1996
                                                           -------    -------
Operating Activities
Net income                                                $ 30,694   $ 26,593
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                       3,900      3,200
    Credit for deferred taxes                               (1,917)    (2,206)
    Accretion of discounts on loans                           (588)    (1,079)
    Accretion of securities' discounts                      (6,914)    (8,242)
    Amortization of securities' premiums                     1,391      1,504
    Net (gain) loss on securities transactions                 (20)       998
    Net gain on sale of assets                                (168)    (1,264)
    Depreciation and amortization                           11,454     11,195
    Increase in interest receivable                         (2,815)    (3,565)
    Increase in interest payable                             3,928        401
    Net change in other assets and liabilities             (31,494)    34,922
                                                          ---------  --------
      Net cash provided by operating activities              7,451     62,457

Investing Activities
Proceeds from maturities of securities held to maturity     14,035     18,867
Proceeds from sales of securities available for sale       173,918     54,406
Proceeds from maturities of securities available for sale  173,283    352,843
Purchases of securities available for sale                (349,813)  (384,862)
Net increase in loans                                     (155,508)   (83,922)
Net increase in bank premises and equipment                 (7,163)    (6,129)
Proceeds from sales of repossessed properties                  694        607
Net cash and cash equivalents received from acquisitions    14,277     19,198
                                                          ---------  ---------
  Net cash used by investing activities                   (136,277)   (28,992)

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                      (168,083)   119,072
Net decrease in certificates of deposits                   (11,474)  (142,159)
Net increase (decrease) in short-term borrowings           (93,060)     2,992
Proceeds from issuance of guaranteed preferred beneficial
  interest in Corporation's subordinated debentures         98,376
Proceeds from employee stock purchase
  plan and options                                           1,434        177
Purchase of treasury stock                                  (4,425)
Dividends paid                                             (10,349)    (8,637)
                                                          ---------  --------
     Net cash used by financing activities                (187,581)   (28,555)
                                                          ---------  --------
     Increase (decrease) in cash and cash equivalents     (316,407)     4,910
Cash and cash equivalents at beginning of year             924,878    633,947
                                                          ---------  --------
     Cash and cash equivalents at the end
       of the period                                      $608,471   $638,857
                                                          =========  ========
Supplemental information:
  Interest paid                                           $ 58,758   $ 54,948
  Loans originated to facilitate the sale
    of repossessed properties                                             612


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to make prior periods comparable.

Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb future possible loan losses.


                                                     Six Months Ended
                                                         June 30
                                                   --------------------
(in thousands)                                        1997       1996
-----------------------------------------------------------------------
Balance at beginning of the period                  $37,626    $32,268
Provision for possible loan losses                    3,900      3,200
Loan loss reserve of acquired institutions            2,105        627
Net charge-offs:
  Losses charged to the allowance                    (4,444)    (4,297)
  Recoveries                                          1,893      4,555
                                                    -------    -------
    Net (charge-offs) recoveries                     (2,551)       258
                                                    -------    -------
Balance at the end of period                        $41,080    $36,353
                                                    =======    =======

Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At June 30, 1997, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral.
Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans as of June 30, 1997 and 1996 was $95,000 and $106,000, respectively. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

The following is a summary of loans considered to be impaired:

                                                             June 30
                                                       -------------------
(in thousands)                                          1997         1996
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $3,248       $5,124
Impaired loans with a valuation reserve                 3,542        2,657
                                                       ------       ------
Total recorded investment in impaired loans            $6,790       $7,781
                                                       ======       ======
Average recorded investment in impaired loans          $5,562       $8,625
Valuation reserve                                       1,886          612


Earnings Per Common Share

     The weighted average number of shares used to compute per common share earnings, including common stock equivalents where applicable, were:



                    Three Months Ended          Six Months Ended
                          June 30                    June 30
                  -----------------------   -----------------------
                     1997         1996         1997        1996
                  -----------------------   -----------------------
Primary           23,107,678   22,859,954   23,101,502   22,844,729

Fully Diluted     23,174,669   22,906,104   23,192,873   22,906,370



     Repurchases of common stock were made during the second quarter of 1997 in connection with the Company's stock repurchase program approved in the second quarter of 1996 which allowed for the repurchase of up to 500,000 shares. The repurchased shares are being accounted for under the cost method where the gross cost of the shares reacquired is debited to a treasury shares account.
As of June 30, 1997, 84,000 shares had been repurchased at an average price of $39.46 per share.
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996 and for the six months ended June 30, 1997 and 1996. Statement 128 is not expected to have an impact on the calculation of fully diluted earnings per share for these quarters.


Capital

     The table below reflects various measures of regulatory capital at June 30, 1997 and 1996. As a result of the issuance of the $100,000,000 Trust Preferred Capital Securities discussed in the "Capital and Liquidity" section found on page 17, all the regulatory capital ratios are up when compared to the second quarter of 1996.


                                           June 30, 1997            June 30, 1996
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  409,246     14.14%    $  277,135     11.35%
     Tier 1 Capital Minimum requirement   115,760      4.00         97,671      4.00

     Total Capital                     $  445,482     15.39%    $  307,713     12.60%
     Total Capital Minimum requirement    231,521      8.00        195,342      8.00

Risk-adjusted assets, net of goodwill  $2,894,010               $2,441,773
Leverage ratio                                         8.45%                    6.24%
Average equity as a percentage
of average assets                                      7.95                     7.83


     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At June 30, 1997 and 1996, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements. The Corporation and its subsidiary banks currently exceed all minimum capital requirements.
     Cullen/Frost Capital Trust I, a Delaware statutory business trust (the "Issuer Trust") and wholly-owned subsidiary of the Corporation, issued on February 6, 1997 $100,000,000 of its 8.42 percent Capital Securities, Series A (the "Capital Securities"), which represent beneficial interests in the Issuer Trust, in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 144A. The Capital Securities will mature on February 1, 2027 and are redeemable in whole or in part at the option of the Corporation at any time after February 1, 2007 with the approval of the Federal Reserve and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Issuer Trust used the proceeds of the offering of the Capital Securities to purchase Junior Subordinated Debentures of the Corporation which constitute its only assets and which have terms substantially similar to the Capital Securities. Payments of distributions on the Capital Securities and payments on liquidation or redemption of the Capital Securities are guaranteed by the Corporation on a limited basis pursuant to a Guarantee. The Corporation has also entered into an Agreement as to Expenses and Liabilities with the Issuer Trust pursuant to which it has agreed on a subordinated basis to pay any costs, expenses or liabilities of the Issuer Trust other than those arising under the Capital Securities. The obligations of the Corporation under the Junior Subordinated Debentures, the related Indenture, the trust agreement establishing the Issuer Trust, the Guarantee and the Agreement as to Expenses and Liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Issuer Trust's obligations under the Capital Securities.
     The Corporation will use the proceeds of the sale of the Junior Subordinated Debentures for general corporate purposes, which may include the reduction of short-term indebtedness, investments at the holding company level, investments in the capital of, or extensions of credit to, the Corporation's subsidiaries, acquisitions and the repurchase of the Corporation's common stock. The Capital Securities are included in the Tier 1 capital of the Corporation for regulatory capital purposes and are reported as debt on the balance sheet. The Corporation records distributions payable on the Capital Securities as interest expense. The Corporation has the right to defer payments of interest on the Junior Subordinated Debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period. Under the terms of the Junior Subordinated Debentures, in the event that under certain circumstances there is an event of default under the Junior Subordinated Debentures or the Corporation has elected to defer interest on the Junior Subordinated Debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
     On March 13, 1997, the Corporation and the Issuer Trust, filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register under the Securities Act of 1933 the exchange of up to $100,000,000 aggregate Liquidation Amount of "new" 8.42 percent Capital Securities, Series A for the then outstanding Capital Securities. On April 25, 1997, the Corporation exchanged all of the outstanding Capital Securities for registered Capital Securities. The "new" Capital Securities have the same terms as the "old" Capital Securities. This exchange enhanced the transferability of the Capital Securities and will have no impact on redemption of the Capital Securities, the Junior subordinated Debentures issued by the Company, the Company's guarantee of the Capital Securities, or other matters described above.

Income Taxes

     The tax expense for the second quarter of 1997 was $8,814,000. This amount consisted of current tax expense of $9,726,000 and deferred tax benefit of $912,000. Year-to-date tax expense is $17,236,000, consisting of current tax expense of $19,153,000 and deferred tax benefit of $1,917,000. Net deferred tax assets were $8,226,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years. The tax expense for the second quarter of 1996 was $7,577,000. Income tax payments for the first six months of 1997 and 1996 were $17,450,000 and $13,603,000, respectively.


Acquisitions

     On March 7, 1997, the Corporation paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary, Citizens State Bank in Corpus Christi, Texas. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Such estimates may be subsequently revised. Total intangible assets associated with the transaction amounted to approximately $21.4 million. The Corporation acquired loans of approximately $108 million and deposits of approximately $184 million. The acquisition did not have a material impact on the second quarter net income and is not expected to have a material impact on the Corporation's 1997 net income.
     On January 5, 1996, the Corporation paid approximately $17.7 million to acquire S.B.T. Bancshares, Inc., including its subsidiary, State Bank and Trust Company in San Marcos, Texas. The Corporation acquired loans of approximately $51 million and deposits of approximately $112 million. On February 15, 1996, the Corporation paid approximately $33.5 million to acquire Park National Bank in Houston, Texas. The Corporation acquired loans of approximately $157 million and deposits of approximately $225 million.


Other Accounting Changes

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement provides that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. Management has not completed its review of SFAS No. 130, and has not determined the impact, if any, that adoption of this statement will have on the Corporation.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Corporation.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     The results of operations are included in the material that follows. The Corporation completed one acquisition during the first quarter of 1997 and two for the entire year of 1996. These acquisitions, which are outlined in the footnotes to the financial statements on page nine, were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition.
     Certain reclassifications have been made to make prior periods comparable. All balance sheet figures are presented in averages unless otherwise noted.


                                                  Summary of Operations
                                    -------------------------------------------------
                                                              Three Months Ended
                                    Six Months Ended      ---------------------------
                                         June 30                 1997          1996
                                    -----------------     ------------------  -------
                                       1997     1996      June 30   March 31  June 30
-------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                   $96,561   $87,538     $49,627   $46,934   $44,624
Taxable-equivalent adjustment           540       496         272       268       250
                                    -------   -------     -------   -------   -------
Net interest income                  96,021    87,042      49,355    46,666    44,374
Provision for possible loan losses    3,900     3,200       2,275     1,625     1,325
Non-Interest income:
  Net gain (loss) on securities
     transactions                        20      (998)         20                (903)
  Other                              53,157    48,365      27,721    25,436    25,544
                                    -------   -------     -------   -------   -------
    Total non-interest income        53,177    47,367      27,741    25,436    24,641
Non-Interest expense:
  Intangible amortization             5,829     5,518       3,119     2,710     2,903
  Other                              91,539    84,222      47,257    44,282    43,692
                                    -------   -------     -------   -------   -------
    Total non-interest expense       97,368    89,740      50,376    46,992    46,595
                                    -------   -------     -------   -------   -------

Income before income taxes           47,930    41,469      24,445    23,485    21,095
Income Taxes                         17,236    14,876       8,814     8,422     7,577
                                    -------   -------     -------   -------   -------
Net Income                          $30,694   $26,593     $15,631   $15,063   $13,518
                                    =======   =======     =======   =======   =======
Cash Earnings*                      $34,880   $30,530     $17,857   $17,023   $15,602

Net income per common share:
  Primary                           $  1.33   $  1.16     $   .68   $   .65   $   .59
  Fully diluted                        1.32      1.16         .67       .65       .59
Cash earnings per common share         1.51      1.34         .77       .74       .68

Return on Average Assets               1.28%     1.20%       1.27%     1.28%     1.21%
Cash earnings ROA                      1.45      1.38        1.45      1.45      1.39
Return on Average Equity              15.91     15.21       16.02     15.80     15.41
Cash earnings ROE                     18.08     17.46       18.30     17.86     17.78

* Net income before intangible amortization (including goodwill and core deposit intangibles, net of tax).


     Cullen/Frost Bankers, Inc. reported net income of $15,631,000 or $.68 per common share for the quarter ended June 30, 1997 compared to $13,518,000 or $.59 per common share for the second quarter of 1996 and net income of $15,063,000 or $.65 per common share for the first quarter of 1997. Net income for the six months ended June 30, 1997 was $30,694,000 or $1.33 per common share compared to $26,593,000 or $1.16 per common share for the same period of

1996. Return on average assets and average equity increased to 1.27 percent and 16.02 percent for the second quarter of 1997. This compares to 1.21 percent and 15.41 percent for the second quarter of 1996. Return on average assets and average equity for the six months ended June 30, 1997 increased to
1.28 percent and 15.91 percent compared to 1.20 percent and 15.21 percent for 1996.
     The Corporation has historically paid cash and used the purchase method of accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends, stock repurchases and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):


                                                  Six Months Ended
                           --------------------------------------------------------------
                                  June 1997                          June 1996
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       earnings  Amortization  earnings  earnings  Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $47,930     $ 5,829     $53,759   $41,469     $5,518      $46,987
Income taxes            17,236       1,643      18,879    14,876      1,581       16,457
                       -------     -------     -------   -------     ------      -------
Net income             $30,694     $ 4,186     $34,880   $26,593     $3,937      $30,530
                       =======     =======     =======   =======     ======      =======
Net income per common
  share                $  1.33     $   .18     $  1.51   $  1.16     $  .18      $  1.34

Return on assets          1.28%                   1.45%*    1.20%                   1.38%*
Return on equity         15.91                   18.08 **  15.21                   17.46**

 * Calculated as A/B
** Calculated as A/C                                            June 1997       June 1996
   -----------------                                            ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   34,880     $   30,530
(B) Total average assets                                         4,838,535      4,443,999
(C) Average shareholders' equity                                   389,045        351,566


                                                 Three Months Ended
                           --------------------------------------------------------------
                                  June 1997                         March 1997
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       earnings  Amortization  earnings  earnings  Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $24,445     $ 3,119     $27,564   $23,485     $2,710      $26,195
Income taxes             8,814         893       9,707     8,422        750        9,172
                       -------     -------     -------   -------     ------      -------
Net income             $15,631     $ 2,226     $17,857   $15,063     $1,960      $17,023
                       =======     =======     =======   =======     ======      =======
Net income per common
  share                $   .68     $   .09     $   .77   $   .65     $  .09      $   .74

Return on assets          1.27%                   1.45%*    1.28%                   1.45%*
Return on equity         16.02                   18.30 **  15.80                   17.86**

 * Calculated as A/B
** Calculated as A/C                                            June 1997      March 1997
   -----------------                                            ----------     -----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   17,857     $   17,023
(B) Total average assets                                         4,922,916      4,756,209
(C) Average shareholders' equity                                   391,439        386,626


                                     Three Months Ended
                              --------------------------------
                                         June 1996
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              earnings  Amortization  earnings
--------------------------------------------------------------
Income before income taxes     $21,095     $2,903      $23,998
Income taxes                     7,577        819        8,396
                               -------     ------      -------
Net income                     $13,518     $2,084      $15,602
                               =======     ======      =======
Net income per common share    $   .59     $  .09      $   .68

Return on assets                  1.21%                   1.39%*
Return on equity                 15.41                   17.78 **

 * Calculated as A/B
** Calculated as A/C

                                                              June 1996
                                                              ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   15,602
(B) Total average assets                                      4,509,455
(C) Average shareholders' equity                                352,867


Net Interest Income
     Net interest margin was 4.75 percent for the second quarter of 1997 compared to 4.73 percent and 4.74 percent for the first quarter of 1997 and second quarter of 1996, respectively. The increase in net interest income and net interest margin from the first quarter of 1997 and second quarter of last year is reflective of the favorable impact of the acquisitions and higher loan volumes offset by higher deposit costs and interest expense related to the $100 million Trust Preferred Capital Securities, see "Capital and Liquidity" on page
17. Net interest spread of 3.91 percent decreased three basis points from the first quarter of 1997 and six basis points from the second quarter of 1996.
The net interest spread decreased from the previous quarters primarily because of the increase in deposit costs and interest expense related to the Trust Preferred Capital Securities.


                                              Change in Net Interest Income
                         -------------------------------------------------------------------
                            Second Quarter        Second Quarter        Year-to-Date
                                 1997                  1997                 1997
                                  vs.                   vs.                  vs.
                            Second Quarter         First Quarter        Year-to-Date
                                 1996                  1997                 1996
                         -------------------------------------------------------------------
                                 Percentage of          Percentage of          Percentage of
                         Amount  Total Change   Amount  Total Change   Amount  Total Change
--------------------------------------------------------------------------------------------
Due to volume            $10,256     66.13%     $ 6,027     64.38%     $16,360     69.04%
Due to interest rate
  spread                  (5,253)    33.87       (3,334)    35.62       (7,337)    30.96
                         -------    -------     -------    -------     -------    -------
                         $ 5,003    100.00%     $ 2,693    100.00%     $ 9,023    100.00%
                         =======    =======     =======    =======     =======    =======


Non-Interest Income

                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 1997             1996
                                       ------------------    --------------------   -------
Non-Interest Income                       1997      1996     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Trust fees                              $19,359   $16,716    $ 9,716     $ 9,643    $ 8,384
Service charges on deposit accounts      21,201    18,441     10,911      10,290      9,656
Other service charges, collection
  and exchange charges, commissions
  and fees                                4,756     4,782      2,627       2,129      2,154
Net gain (loss) on securities
  transactions                               20      (998)        20                   (903)
Other                                     7,841     8,426      4,467       3,374      5,350
                                        -------   -------    -------     -------    -------
    Total                               $53,177   $47,367    $27,741     $25,436    $24,641
                                        =======   =======    =======     =======    =======

For the second quarter 1997...

     Total non-interest income was up $2.3 million, an increase of 9.1 percent, compared to the first quarter of 1997 and up $3.1 million, an increase of 12.6 percent compared to the second quarter of 1996. The increase from the first quarter is primarily due to a refund of franchise taxes and the increase from the second quarter of 1996 is the result of higher trust fee and service charge income.
     Trust fee income increased slightly compared to last quarter and increased
15.9 percent from the second quarter of 1996. The increase from the second quarter of 1996 is attributable to the increase in the number of accounts held and trust asset growth resulting from improvement in the stock market.
     Service charges on deposit accounts increased 6.0 percent from the first quarter of this year and 13.0 percent from the second quarter of 1996. The majority of the increase from the previous quarter and second quarter a year ago is primarily a result of higher service charges related to commercial deposits, volumes processed for correspondent banks and overdraft charges. Other service charges were up 23.4 percent and 22.0 percent compared to the first quarter of 1997 and the second quarter of 1996, respectively. The increase from both quarters is primarily due to higher loan prepayment penalty fees and higher volumes as well as higher mutual fund fees compared to the second quarter of 1996.
     An immaterial gain on securities transactions was realized in the second quarter of 1997 compared to a loss in the second quarter 1996. In the second quarter of 1996, the Corporation restructured a portion of its available for sale investment portfolio resulting in losses.
     Other non-interest income increased $1.1 million or 32.4 percent from the first quarter of this year and decreased $883,000 or 16.5 percent compared to the second quarter of 1996. The increase from the first quarter is mostly due to a refund of franchise taxes. Most of the decrease from the second quarter of 1996 is due to gains on the disposition of certain loans and foreclosed assets of approximately $2.7 million recorded in 1996, and a reduction in income on bankcard due to the outsourcing of the Corporation's processing operations in the second quarter of 1996.


For the six months ended June 30, 1997...

     Non-interest income rose $5.8 million or 12.3 percent compared to the same period last year. Trust income increased $2.6 million and is attributable to the increase in the number of accounts held and trust asset growth resulting from improvement in the stock market. Service charges on deposit accounts increased $2.8 million compared to the same period one year ago. The increase is mainly due to higher service charges related to commercial deposits, volumes processed for correspondent banks and overdraft charges. Other income is down $585,000 or 6.9 percent compared to the same period last year primarily related to gains on the disposition of certain loans recorded in 1996.

Non-Interest Expense


                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 1997            1996
                                       ------------------    -------------------    -------
Non-Interest Expense                     1997       1996     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $39,434    $34,987    $20,200    $19,234     $18,350
Pension and other employee benefits      8,725      7,956      4,332      4,393       4,498
Net occupancy of banking premises        9,438      9,526      4,680      4,758       4,665
Furniture and equipment                  5,926      5,692      3,060      2,866       2,811
Intangible amortization                  5,829      5,518      3,119      2,710       2,903
Other                                   28,016     26,061     14,985     13,031      13,368
                                       -------    -------    -------    -------     -------
      Total                            $97,368    $89,740    $50,376    $46,992     $46,595
                                       =======    =======    =======    =======     =======


For the second quarter 1997...

     Non-interest expense was up $3.4 million or 7.2 percent compared to last quarter and increased $3.8 million or 8.1 percent compared to the second quarter of 1996. The increase from the first quarter of 1997 is due to the acquisition and higher operating costs. The increase from the second quarter of 1996 results primarily from higher salaries expense related to acquisitions and normal merit increases and higher operating expenses, including acquisition related costs.
     Salaries and wages increased 5.0 percent from the first quarter of 1997 and 10.1 percent from the second quarter of 1996 primarily as a result of the acquisitions and normal merit increases. Pension and employee benefits decreased 1.4 percent compared to last quarter and 3.7 percent compared to the second quarter of 1996. The decrease from a year ago reflects the early retirement charge recorded in the second quarter of 1996.
     Net occupancy of banking premises expense decreased 1.6 percent from the first quarter of 1997 and remained constant from the second quarter of 1996. Furniture and equipment expense increased 6.8 percent compared to the first quarter of 1997 and increased 8.9 percent from the same quarter last year mostly due to equipment rental and software amortization.
      Amortization of intangibles increased 15.1 percent from the first quarter of 1997 and 7.4 percent from the second quarter of 1996 due to the acquisition. Other non-interest expenses increased 15.0 percent and 12.1 percent from the first and second quarter, respectively, mainly due to higher operating expenses, including acquisition related costs.


For the six months ended June 30, 1997...

     Total non-interest expense was up $7.6 million or 8.5 percent compared to the same period one year ago. Salaries and wages were up $4.4 million or 12.7 percent compared to the same period one year ago primarily because of the acquisitions and normal merit increases. Pension and other benefits increased $769,000 from the same period last year due to higher payroll tax and contributions to the employee related stock plan. Net occupancy of banking premises was down slightly compared to a year ago. Furniture and equipment expense increased $234,000, or 4.1 percent due to higher equipment rental cost. Intangible amortization increased $311,000 or 5.6 percent from the same period one year ago due to acquisitions. Other non-interest expenses increased $2.0 million or 7.5 percent, primarily due to higher operating expenses, including acquisition related costs. The efficiency ratio measures what percentage of bank revenue is absorbed by non-interest expense. The Corporation's year-to-date efficiency ratio was 65.0 percent compared to 66.0 percent in 1996.

Income Taxes
     The Corporation's effective tax rate for the first and second quarters of 1997 and 1996 approximated the statutory rate of 35 percent.

Balance Sheet
     Average assets of $4,922,916,000 increased 3.5 percent and 9.2 percent from the first quarter of 1997 and the second quarter of 1996, respectively, principally because of the acquisitions. Total deposits averaged $4,241,432,000 for the current quarter, up 3.8 percent from the previous quarter and up 8.5 percent when compared to the second quarter of 1996. Average loans for the second quarter of 1997 were $2,458,990,000. This represents an increase in average loans of 6.8 percent from the first quarter of 1997 and an increase in average loans of 19.5 percent from the second quarter of last year.

Loans

                                     1997                      1996
                            ----------------------   -------------------------
Loan Portfolio                          Percentage
Period-End Balances           June 30    of Total    December 31    June 30
------------------------------------------------------------------------------
Commercial                  $  769,703     30.6%     $  650,114   $  602,823
Consumer                       558,880     22.2         491,086      439,972
Real estate                  1,113,266     44.3       1,044,391      996,655
Other                           74,312      3.0          69,031       71,255
Unearned discount               (3,108)     (.1)         (1,154)      (1,803)
                            ----------    -----      ----------   ----------
Total Loans                 $2,513,053    100.0%     $2,253,468   $2,108,902
                            ==========    =====      ==========   ==========


     At June 30, 1997, period-end loans totaled $2,513,053,000 up 4.1 percent from the previous quarter and up 19.2 percent from the same period last year. Approximately 73 percent of the increase in loans from a year ago resulted from internally generated growth.


Real Estate Loans
     Real estate loans at June 30, 1997, were $1,113,266,000 or 44.3 percent of period-end loans compared to 47.3 percent a year ago. Residential permanent mortgage loans at June 30, 1997, were $443,914,000 compared to $435,124,000 at March 31, 1997, and $403,687,000 at June 30, 1996. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.
     At June 30, 1997, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $2,038,000, compared with $3,072,000 at March 31, 1997, and $3,461,000 at June 30, 1996.


                                                    1997                 1996
                                          ------------------------     --------
Real Estate Loans                                      Percentage
Period-End Balances                         June 30     of Total       June 30
-------------------------------------------------------------------------------
Construction                              $  100,998       9.1%        $ 57,977
Land                                          58,660       5.2           48,274
Permanent mortgages:
  Commercial                                 243,857      21.9          209,523
  Residential                                443,914      39.9          403,687
Other                                        265,837      23.9          277,194
                                          ----------     -----         --------
                                          $1,113,266     100.0%        $996,655
                                          ==========     =====         ========
Non-accrual and restructured              $    8,996        .8%        $ 11,177



Mexico

     The Corporation's cross border outstandings to Mexico, excluding $21,381,000 in loans secured by assets held in the United States, totaled $34,426,000 at June 30, 1997, or 1.4 percent of total loans down from $39,722,000 at March 31, 1997 and up compared to $25,345,000 last year. Most of the Corporation's Mexican loans are either secured by liquid U.S. assets or are unsecured loans to major financial institutions to finance international trade transactions. Of the trade-related credits, approximately 73.5 percent are related to companies exporting from Mexico. As of June 30, 1997, none of the Mexican related loans were on non-performing status.


                                                    MEXICAN LOANS
                                               -----------------------
                                                         Percentage of
June 30, 1997                                   Amount    Total Loans
----------------------------------------------------------------------
Loans to financial institutions                $26,426        1.1%
Loans to private firms or individuals            8,000         .3
                                               -------        ---
                                               $34,426        1.4%
                                               =======        ===

Non-Performing Assets


                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
June 30, 1997                                     Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual and restructured loans               $ 8,996   $4,483   $13,479
Foreclosed assets                                  1,571      874     2,445
                                                 -------   ------   -------
     Total                                       $10,567   $5,357   $15,924
                                                 =======   ======   =======
As a percentage of total
  non-performing assets                             66.4%    33.6%    100.0%


     Non-performing assets totaled $15,924,000 at June 30, 1997 up 3.5 percent and down 3.4 percent, respectively, from $15,382,000 at June 30, 1996 and $16,490,000 at March 31, 1997. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .63 percent at June 30, 1997 from .73 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $225,000 or $.01 per common share for the second quarter of 1997, compared to approximately $231,000 or $.01 per common share for the second quarter of 1996 and $180,000 or $.01 per common share for the first quarter of 1997. For the six months ended June 30, 1997, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $405,000 or $.02 per common share, compared with approximately $470,000 or $.02 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $5,589,000 at June 30, 1997, compared to $5,693,000 at June 30, 1996, and
$7,703,000 at March 31, 1997.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $41,080,000 or 1.63 percent of period-end loans at June 30, 1997, compared to $36,353,000 or 1.72 percent at June 30, 1996 and $40,047,000 or 1.66 percent at March 31, 1997. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 304.8 percent at June 30, 1997, compared to 259.8 percent at June 30, 1996 and 281.5 percent at the end of the first quarter of 1997.
     The Corporation recorded a $2,275,000 provision for possible loan losses during the second quarter of 1997. This compares to $1,325,000 provision for possible loan losses during the second quarter of 1996 and $1,625,000 for the first quarter of 1997. Net charge-offs in the second quarter of 1997 totaled $1,242,000, compared to a net recoveries of $481,000 for the second quarter of 1996 and net charge-offs of $1,309,000 for the first quarter of 1997.


                                       NET CHARGE-OFFS (RECOVERIES)
                                       ----------------------------
                                              1997           1996
                                       ------------------   -------
                                        Second     First    Second
                                        Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real estate                            $  (294)  $    26   $(1,306)
Commercial and industrial                  387       159       401
Consumer                                 1,051     1,039       424
Other, including foreign                    98        85
                                       -------   -------   -------
                                       $ 1,242   $ 1,309   $  (481)
                                       =======   =======   =======

Provision for possible loan losses     $ 2,275   $ 1,625   $ 1,325
Allowance for possible loan losses      41,080    40,047    36,353


Capital and Liquidity

     At June 30, 1997, shareholders' equity was $396,473,000 compared to $347,850,000 at June 30, 1996 and $383,701,000 at March 31, 1997. The
Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $7.5 million as of June 30, 1997 compared to a $3.7 million unrealized loss as of June 30, 1996, reflecting a change of $11.2 million. The unrealized gain is primarily due to the decrease in market interest rates in 1997. Under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios.
     The Corporation raised its cash dividend 19 percent for the second quarter of 1997 to $.25 per common share compared to $.21 per common share in the first quarter of 1997 and fourth quarter of 1996. This equates to a dividend payout ratio of 36.0 percent, 31.4 percent and 34.9 percent for the second and first quarters of 1997 and the second quarter of 1996, respectively.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at June 30, 1997.
     During February 1997, Cullen/Frost Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation (The Trust), issued $100,000,000 of its 8.42 percent Capital Securities, Series A which represents a beneficial interest in The Trust. For additional information regarding the foregoing see the footnotes to the financial statements on page 8.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.



NYSE Listing

     On July 30, 1997, the Corporation filed a formal application to list its common stock on the New York Stock Exchange (NYSE). The Corporation expects to begin trading on the NYSE by mid-August.


Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                           June 30, 1997                 June 30, 1996
                                    ---------------------------   ---------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                    ----------  --------  ------  ----------  --------  -----
ASSETS
Time deposits                                                     $       24  $      1  3.50%
Securities:
 U.S. Treasury                      $  269,517  $  7,104  5.32%      294,463     7,728  5.28
 U.S. Government agencies
  and corporations                   1,227,809    40,875  6.66     1,299,447    43,021  6.62
 States and political subdivisions       5,472       260  9.49         5,488       259  9.45
 Other                                   7,245       209  5.76         6,910       197  5.70
                                     ---------  --------           ---------  --------
  Total securities                   1,510,043    48,448  6.42     1,606,308    51,205  6.38
Federal funds sold                     201,061     5,208  5.15       130,470     3,413  5.17
Loans, net of unearned discount      2,381,585   104,868  8.88     1,996,660    88,268  8.89
                                     ---------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned              4,092,689   158,524  7.79     3,733,462   142,887  7.68
Cash and due from banks                494,251                       470,039
Allowance for possible loan losses     (36,677)                      (33,729)
Banking premises and equipment         105,041                        98,819
Accrued interest and other assets      183,231                       175,408
                                     ---------                    ----------
  Total Assets                      $4,838,535                    $4,443,999
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  895,854                    $  808,264
  Correspondent banks                  221,273                       180,440
  Public funds                          43,148                        42,459
                                     ---------                     ---------
     Total demand deposits           1,160,275                     1,031,163
Time deposits:
 Savings and Interest-on-Checking      732,849     4,600  1.27       738,049     5,127  1.40
 Money market deposit accounts         928,137    18,515  4.02       777,361    14,872  3.85
 Time accounts                       1,069,045    25,986  4.90     1,044,809    25,549  4.92
 Public funds                          274,119     6,084  4.48       250,725     5,515  4.42
                                     ---------  --------           ---------  --------
    Total time deposits              3,004,150    55,185  3.70     2,810,944    51,063  3.65
                                     ---------                     ---------
  Total Deposits                     4,164,425                     3,842,107
Federal funds purchased and securities
  sold under resale agreements         122,183     2,725  4.44       155,250     3,833  4.88
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               78,943     3,414  8.72
Other borrowings                        23,482       639  5.48        17,554       453  5.19
                                     ---------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              3,228,758    61,963  3.87     2,983,748    55,349  3.73
                                     ---------  --------  ----    ----------  --------  ----
Accrued interest and other liabilities  60,457                        77,522
                                     ---------                    ----------
Total Liabilities                    4,449,490                     4,092,433
SHAREHOLDERS' EQUITY                   389,045                       351,566
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $4,838,535                    $4,443,999
                                    ==========                    ==========
Net interest income                             $ 96,561                      $ 87,538
                                                ========                      ========
Net interest spread                                       3.92%                         3.95%
                                                          ====                          ====
Net interest income to total average earning assets       4.74%                         4.70%
                                                          ====                          ====
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                            June 30, 1997              March 31, 1997
                                    ----------------------------   ------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                    ----------   -------  -----    --------  -------  -----
ASSETS
Time deposits
Securities:
 U.S. Treasury                      $  283,467   $ 3,778  5.35%  $  255,412  $ 3,326  5.28%
 U.S. Government agencies
  and corporations                   1,229,527    20,510  6.67    1,226,336   20,365  6.64
 States and political subdivisions       4,599       106  9.21        6,356      154  9.68
 Other                                   7,760       111  5.70        6,459       98  6.08
                                    ----------   -------         ----------  -------
     Total securities                1,525,353    24,505  6.43    1,494,563   23,943  6.42
Federal funds sold                     200,752     2,806  5.53      201,373    2,402  4.77
Loans, net of unearned discount      2,458,990    54,603  8.91    2,303,330   50,265  8.85
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              4,185,095    81,914  7.84    3,999,266   76,610  7.74
Cash and due from banks                471,513                      517,232
Allowance for possible loan losses     (36,256)                     (37,103)
Banking premises and equipment         106,908                      103,153
Accrued interest and other assets      195,656                      173,661
                                    ----------                   ----------
  Total Assets                      $4,922,916                   $4,756,209
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  927,391                   $  863,967
  Correspondent banks                  210,002                      232,669
  Public funds                          41,294                       45,021
                                    ----------                   ----------
     Total demand deposits           1,178,687                    1,141,657
Time deposits:
 Savings and Interest-on-Checking      746,782     2,321  1.25      718,760    2,279  1.29
 Money market deposit accounts         961,751     9,755  4.07      894,150    8,761  3.97
 Time accounts                       1,092,292    13,406  4.92    1,045,539   12,580  4.88
 Public funds                          261,920     3,016  4.62      286,454    3,067  4.34
                                    ----------   -------         ----------  -------
    Total time deposits              3,062,745    28,498  3.73    2,944,903   26,687  3.68
                                    ----------   -------         ----------  -------
  Total Deposits                     4,241,432                    4,086,560
Federal funds purchased and securities
  sold under resale agreements         109,140     1,327  4.81      135,371    1,398  4.13
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,372     2,144  8.74       59,299    1,271  8.69
Other borrowings                        22,657       318  5.64       24,316      320  5.34
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              3,292,914    32,287  3.93    3,163,889   29,676  3.80
                                    ----------   -------  -----  ----------  -------  ----
Accrued interest and other liabilities  59,876                       64,037
                                    ----------                   ----------
Total Liabilities                    4,531,477                    4,369,583
SHAREHOLDERS' EQUITY                   391,439                      386,626
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,922,916                   $4,756,209
                                    ==========                   ==========
Net interest income                              $49,627                    $46,934
                                                 =======                    =======
Net interest spread                                       3.91%                      3.94%
                                                          ====                       ====
Net interest income to total average earning assets       4.75%                      4.73%
                                                          ====                       ====
*Taxable-equivalent basis assuming a 35% tax rate.


[CAPTION]


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         December 31, 1996            September 30, 1996
                                   ----------------------------  ---------------------------
                                                Interest                      Interest
                                     Average    Income/   Yield/   Average    Income/  Yield/
                                     Balance    Expense   Cost     Balance    Expense  Cost
                                   -----------  --------  -----  ----------   -------  -----
ASSETS
Time deposits
Securities:
 U.S. Treasury                     $  268,794   $ 3,629   5.37%  $  273,301   $ 3,692  5.37
 U.S. Government agencies
  and corporations                  1,203,835    20,102   6.68    1,235,556    20,660  6.69
 States and political subdivisions      5,447       128   9.44        5,457       129  9.45
 Other                                  6,405        97   6.05        6,672        95  5.67
                                   ----------    ------          ----------   -------
     Total securities               1,484,481    23,956   6.45    1,520,986    24,576  6.46
Federal funds sold                    186,933     2,338   4.90      107,189     1,475  5.38
Loans, net of unearned discount     2,209,951    48,855   8.80    2,142,038    47,423  8.81
                                   ----------    ------          ----------    ------
Total Earning Assets and
    Average Rate Earned             3,881,365    75,149   7.71    3,770,213    73,474  7.76
Cash and due from banks               500,288                       486,938
Allowance for possible loan losses    (36,883)                      (35,541)
Banking premises and equipment        102,466                       101,290
Accrued interest and other assets     170,443                       171,417
                                   ----------                    ----------
  Total Assets                     $4,617,679                    $4,494,317
                                   ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $  867,955                    $  844,418
  Correspondent banks                 225,671                       208,050
  Public funds                         47,770                        46,949
                                   ----------                    ----------
     Total demand deposits          1,141,396                     1,099,417
Time deposits:
 Savings and Interest-on-Checking     702,749     2,293   1.30      711,562     2,373  1.33
 Money market deposit accounts        862,455     8,625   3.98      824,565     8,321  4.01
 Time accounts                      1,034,977    12,692   4.88    1,062,842    12,938  4.84
 Public funds                         272,639     2,840   4.14      207,093     2,330  4.48
                                   ----------    ------          ----------   -------
    Total time Deposits             2,872,820    26,450   3.66    2,806,062    25,962  3.68
                                   ----------    ------          ----------   -------
  Total Deposits                    4,014,216                     3,905,479
Federal funds purchased and securities
  sold under repurchase agreements    141,654     1,587   4.38      127,292     1,517  4.66
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures
Other borrowings                       19,031       259   5.41       23,376       307  5.23
                                   ----------    ------          ----------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             3,033,505    28,296   3.71    2,956,730    27,786  3.73
                                   ----------    ------   ----   ----------   -------  ----
Accrued interest and other liabilities 68,461                        80,427
                                   ----------                    ----------
Total Liabilities                   4,243,362                     4,136,574
SHAREHOLDERS' EQUITY                  374,317                       357,743
                                   ----------                    ----------
Total Liabilities and
  Shareholders' Equity             $4,617,679                    $4,494,317
                                   ==========                    ==========
Net interest income                             $46,853                      $ 45,688
                                                =======                      ========
Net interest spread                                       4.00%                        4.03%
                                                          ====                         ====
Net interest income to total average earning assets       4.81%                        4.83%
                                                          ====                         ====
* Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                           June 30, 1996
                                    ---------------------------
                                                 Interest
                                       Average   Income/  Yield/
                                       Balance   Expense  Cost
                                    ----------   -------  -----
ASSETS
Time deposits                       $       21   $     1  3.50%
Securities:
 U.S. Treasury                         301,233     3,899  5.21
 U.S. Government agencies
  and corporations                   1,287,518    21,316  6.62
 States and political subdivisions       5,480       129  9.45
 Other                                   6,235        91  5.86
                                    ----------   -------
     Total securities                1,600,466    25,435  6.36
Federal funds sold                     122,940     1,472  4.73
Loans, net of unearned discount      2,057,029    45,473  8.89
                                    ----------   -------
Total Earning Assets and
    Average Rate Earned              3,780,456    72,381  7.68
Cash and due from banks                486,828
Allowance for possible loan losses     (35,067)
Banking premises and equipment          99,984
Accrued interest and other assets      177,254
                                    ----------
  Total Assets                      $4,509,455
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  839,300
  Correspondent banks                  193,535
  Public funds                          40,138
                                    ----------
     Total demand deposits           1,072,973
Time deposits:
 Savings and Interest-on-Checking      732,882     2,499  1.37
 Money market deposit accounts         796,624     7,787  3.93
 Time accounts                       1,055,894    12,696  4.84
 Public funds                          252,071     2,826  4.51
                                    ----------   -------
    Total time deposits              2,837,471    25,808  3.66
                                    ----------   -------
  Total Deposits                     3,910,444
Federal funds purchased and securities
  sold under resale agreements         150,965     1,728  4.53
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures
Other borrowings                        16,936       221  5.25
                                    ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              3,005,372    27,757  3.71
                                    ----------   -------
Accrued interest and other liabilities  78,243
                                    ----------
Total Liabilities                    4,156,588
SHAREHOLDERS' EQUITY                   352,867
                                    ----------
Total Liabilities and
  Shareholders' Equity              $4,509,455
                                    ==========
Net interest income                              $44,624
                                                 =======
Net interest spread                                       3.97%
                                                          ====
Net interest income to total average earning assets       4.74%
                                                          ====
*Taxable-equivalent basis assuming a 35% tax rate.

Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 28, 1997. The following matters were submitted to a vote of the Corporation's shareholders.

1.  Election of Directors:

     Election of all ten director nominees into three classes with Class I term expiring in 2000 and Class II and III terms expiring in 1998 and 1999, respectively, was approved with no nominee receiving less than 16.4 million votes.


Nominee                     Total Votes For     Total Votes Withheld
-------                     ---------------     --------------------
Class I:
Isaac Arnold, Jr.            18,570,665               316,949
Harry H. Cullen              17,113,713             1,773,901
Roy H. Cullen                18,029,120               858,494
Patrick B. Frost             18,471,139               416,475
James L. Hayne               18,571,299               316,315
Robert S. McClane            18,560,414               327,200
Mary Beth Williamson         16,470,750             2,416,864

Class II:
Horace Wilkins, Jr.          18,565,209               322,405

Class III:
Bob W. Coleman               18,570,109               317,505
Joe R. Fulton                18,570,159               317,455


2.  Increase authorized shares

   Total Votes For        17,230,574
   Total Votes Against     1,557,125


3.  Amend 1992 Stock Plan

   Total Votes For        14,958,061
   Total Votes Against     2,137,724


4.  Director's Stock Plan

   Total Votes For        15,451,466
   Total Votes Against     1,634,534


5.  Selection of Independent Auditors

   Total Votes For        18,839,573
   Total Votes Against        18,850




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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   August 8, 1997                       By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)



                                   Cullen/Frost Bankers, Inc.
                                        Form 10-Q
                                      Exhibit Index
Exhibit                         Description
-------                         -----------
11                              Statement re: Computation of Earnings per Share