Form 10-Q
period 1997-09-30
CULLEN FROST BANKERS INC
filed 1997-11-14
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



    For Quarter Ended September 30, 1997          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 7, 1997, there were 22,223,204 shares of Common Stock, $5 par value, outstanding.






Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                               Three Months Ended      Nine Months Ended
                                                   September 30           September 30
                                              --------------------    -------------------
                                                1997         1996       1997        1996
                                              -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                        $55,693      $47,229   $160,110    $135,080
 Securities:
    Taxable                                    23,468       24,451     71,662      75,405
    Tax-exempt                                     61           81        226         244
                                              -------      -------   --------    --------
      Total Securities                         23,529       24,532     71,888      75,649
 Time deposits                                                                         10
 Federal funds sold                             3,274        1,475      8,482       4,888
                                              -------      -------   --------    --------
      Total Interest Income                    82,496       73,236    240,480     215,627
INTEREST EXPENSE
 Deposits                                      28,747       25,962     83,932      77,025
 Federal funds purchased and securities
   sold under repurchase agreements             1,262        1,517      3,987       5,350
 Long-term notes payable and other borrowings   2,474          307      6,527         760
                                              -------      -------   --------    --------
      Total Interest Expense                   32,483       27,786     94,446      83,135
                                              -------      -------   --------    --------
      Net Interest Income                      50,013       45,450    146,034     132,492
Provision for possible loan losses              2,000        2,300      5,900       5,500
                                              -------      -------   --------    --------
      Net Interest Income After Provision
      For Possible Loan Losses                 48,013       43,150    140,134     126,992
NON-INTEREST INCOME
 Trust fees                                    10,632        8,652     29,991      25,368
 Service charges on deposit accounts           11,152        9,825     32,353      28,266
 Other service charges, collection and
    exchange charges, commissions and fees      2,729        2,053      7,485       6,835
 Net gain (loss) on securities transactions        (2)           1         18        (997)
 Other                                          3,283        2,648     11,124      11,074
                                              -------      -------   --------    --------
      Total Non-Interest Income                27,794       23,179     80,971      70,546
NON-INTEREST EXPENSE
 Salaries and wages                            21,199       18,086     60,633      53,073
 Pension and other employee benefits            4,022        3,764     12,747      11,720
 Net occupancy of banking premises              4,927        4,736     14,365      14,262
 Furniture and equipment                        3,080        2,895      9,006       8,587
 Intangible amortization                        3,062        2,857      8,891       8,375
 Other                                         14,482       12,279     42,498      38,340
                                              -------      -------   --------    --------
     Total Non-Interest Expense                50,772       44,617    148,140     134,357
                                              -------      -------   --------    --------
   Income Before Income Taxes                  25,035       21,712     72,965      63,181
Income Taxes                                    8,889        7,727     26,125      22,603
                                              -------      -------   --------    --------
     Net Income                               $16,146      $13,985   $ 46,840    $ 40,578
                                              =======      =======   ========    ========
Net Income per common share:
  Primary                                     $   .70      $   .61   $   2.03    $   1.77
  Fully Diluted                                   .70          .61       2.02        1.77
Dividends per share                               .25          .21        .71         .60




See notes to consolidated financial statements.




Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                 September 30  December 31  September 30
                                                     1997          1996         1996
                                                  ----------   -----------   ----------
Assets
Cash and due from banks                           $  724,181    $  872,028   $  442,706
Securities held to maturity                          155,451       177,139      183,829
Securities available for sale                      1,315,466     1,299,285    1,304,698
Federal funds sold                                   154,650        52,850      108,625
Loans, net of unearned discount of $2,569 at
  September 30, 1997; $1,154 at December 31, 1996
  and $1,585 at September 30, 1996                 2,549,191     2,253,468    2,184,256
    Less: Allowance for possible loan losses         (41,716)      (37,626)     (37,548)
                                                  ----------    ----------   ----------
      Net Loans                                    2,507,475     2,215,842    2,146,708
Banking premises and equipment                       108,391       101,625      101,820
Accrued interest and other assets                    191,884       169,615      168,191
                                                  ----------    ----------   ----------
      Total Assets                                $5,157,498    $4,888,384   $4,456,577
                                                  ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                       $  970,283    $  941,991   $  870,253
  Correspondent banks                                406,143       337,996      171,076
  Public funds                                        41,224        51,228       57,494
                                                  ----------    ----------   ----------
     Total demand deposits                         1,417,650     1,331,215    1,098,823
Time Deposits:
  Savings and Interest-on-Checking                   715,833       726,700      694,895
  Money market deposit accounts                    1,034,378       876,382      835,784
  Time accounts                                    1,105,482     1,026,547    1,053,330
  Public funds                                       205,033       281,750      201,517
                                                  ----------    ----------   ----------
     Total time deposits                           3,060,726     2,911,379    2,785,526
                                                  ----------    ----------   ----------
     Total deposits                                4,478,376     4,242,594    3,884,349
Federal funds purchased and securities
  sold under repurchase agreements                    99,749       174,107      115,893
Accrued interest and other liabilities                84,361        92,740       94,961
Guaranteed Preferred Beneficial Interest in
  Corporation's Junior Subordinated Deferrable
  Interest Debentures                                 98,390
                                                  ----------    ----------   ----------
     Total Liabilities                             4,760,876     4,509,441    4,095,203
Shareholders' Equity
Common stock, par value $5 per share                 112,673       112,410      112,286
  Shares authorized: 60,000,000
  Shares issued: 22,534,705;
    22,482,113; and 22,457,313
Surplus                                               64,499        63,480       63,077
Retained earnings                                    226,141       195,451      185,760
Unrealized gain on securities available
  for sale, net of tax                                 9,602         7,602          251
Treasury stock at cost (378,700 shares)              (16,293)
                                                  ----------    ----------   ----------
     Total Shareholders' Equity                      396,622       378,943      361,374
                                                  ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                       $5,157,498    $4,888,384   $4,456,577
                                                  ==========    ==========   ==========



See notes to consolidated financial statements.





Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                Unrealized
                                                                Gain (Loss)
                                                                    on
                                                                Securities
                                   Common             Retained  Available Treasury
                                   Stock    Surplus   Earnings  for Sale    Stock    Total
                                  --------  --------  --------  --------- -------- --------
Balance at January 1, 1996        $ 55,997  $118,418  $158,563   $8,486            $341,464
  Net income for the year ended
    December 31, 1996                                   54,978                       54,978
  Exercise of employee stock
   options and related tax benefit     300     1,095      (409)                         986
  Issuance of restricted stock          15        65                                     80
  Restricted stock plan deferred
    compensation expense, net                              392                          392
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                           (884)               (884)
  Cash dividend                                        (18,073)                     (18,073)
  Two-for-one stock split           56,098   (56,098)
                                  --------  --------  --------   ------  --------- --------
Balance at December 31, 1996       112,410    63,480   195,451    7,602             378,943
  Net income for the nine months
    ended September 30, 1997                            46,840                       46,840
  Exercise of employee stock
   options and related tax benefit     263     1,019      (610)          $  1,111     1,783
  Purchase of treasury stock                                              (17,404)  (17,404)
  Restricted stock plan deferred
    compensation expense, net                              360                          360
  Adjustment to unrealized gain
    (loss) on securities available
    for sale, net of tax                                          2,000               2,000
  Cash dividend                                        (15,900)                     (15,900)
                                  --------  --------  --------   ------  --------  --------
Balance at September 30, 1997     $112,673  $ 64,499  $226,141   $9,602  $(16,293) $396,622
                                  ========  ========  ========   ======  ========  ========




See notes to consolidated financial statements.








Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                           Nine Months Ended
                                                              September 30
                                                           ------------------
                                                             1997       1996
                                                           -------    -------
Operating Activities
Net income                                                $ 46,840   $ 40,578
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                       5,900      5,500
    Credit for deferred taxes                               (3,486)    (3,763)
    Accretion of discounts on loans                           (981)    (1,257)
    Accretion of securities' discounts                      (9,874)   (11,948)
    Amortization of securities' premiums                     2,304      2,203
    Net (gain) loss on securities transactions                 (18)       997
    Net gain on sale of assets                                (298)    (1,358)
    Depreciation and amortization                           17,370     16,794
    Decrease (increase) in interest receivable                 371     (2,882)
    Increase in interest payable                             2,762        365
    Net change in other assets and liabilities             (22,243)     9,827
                                                          ---------  --------
      Net cash provided by operating activities             38,647     55,056

Investing Activities
Proceeds from maturities of securities held to maturity     21,532     26,695
Proceeds from sales of securities available for sale       199,839    103,026
Proceeds from maturities of securities available for sale  352,297    474,074
Purchases of securities available for sale                (513,169)  (483,667)
Net increase in loans                                     (194,476)  (160,776)
Net increase in bank premises and equipment                (10,687)    (9,533)
Proceeds from sales of repossessed properties                1,022        724
Net cash and cash equivalents received from acquisitions    14,277     19,198
                                                          ---------  ---------
  Net cash used by investing activities                   (129,365)   (30,259)

Financing Activities
Net increase in demand deposits,
  IOC accounts, and savings accounts                        51,429     56,245
Net increase (decrease) in certificates of deposits            731   (155,284)
Net increase (decrease) in short-term borrowings           (74,358)     4,498
Proceeds from issuance of guaranteed preferred beneficial
  interest in Corporation's subordinated debentures         98,390
Proceeds from employee stock purchase
  plan and options                                           1,783        480
Purchase of treasury stock                                 (17,404)
Dividends paid                                             (15,900)   (13,352)
                                                          ---------  --------
     Net cash provided (used) by financing activities       44,671   (107,413)
                                                          ---------  --------
     Decrease in cash and cash equivalents                 (46,047)   (82,616)
Cash and cash equivalents at beginning of year             924,878    633,947
                                                          ---------  --------
     Cash and cash equivalents at the end
       of the period                                      $878,831   $551,331
                                                          =========  ========
Supplemental information:
  Interest paid                                           $ 97,208   $ 27,420
  Loans originated to facilitate the sale
    of repossessed properties                                             848


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


                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
(in thousands)                                        1997       1996
-----------------------------------------------------------------------
Balance at beginning of the period                  $37,626    $32,268
Provision for possible loan losses                    5,900      5,500
Loan loss reserve of acquired institutions            2,105        627
Net charge-offs:
  Losses charged to the allowance                    (6,733)    (6,967)
  Recoveries                                          2,818      6,120
                                                    -------    -------
    Net charge-offs                                  (3,915)      (847)
                                                    -------    -------
Balance at the end of period                        $41,716    $37,548
                                                    =======    =======


Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At September 30, 1997, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans as of September 30, 1997 and 1996 was $14,000 and $247,000, respectively. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

The following is a summary of loans considered to be impaired:


                                                          September 30
                                                       -------------------
(in thousands)                                          1997         1996
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $1,348       $3,513
Impaired loans with a valuation reserve                 3,053        2,137
                                                       ------       ------
Total recorded investment in impaired loans            $4,401       $5,650
                                                       ======       ======
Average recorded investment in impaired loans          $5,551       $8,051
Valuation reserve                                       1,833        1,300



Earnings Per Common Share

     The weighted average number of shares used to compute per common share earnings, including common stock equivalents where applicable, were:


                    Three Months Ended         Nine Months Ended
                       September 30              September 30
                  -----------------------   -----------------------
                     1997         1996         1997        1996
                  -----------------------   -----------------------
Primary           22,978,048   22,917,828   23,065,138   22,871,025

Fully Diluted     23,011,492   22,956,738   23,176,097   22,954,535




     Repurchases of common stock were made during the third quarter of 1997 in connection with the Company's stock repurchase program approved in the second quarter of 1996 which allowed for the repurchase of up to 500,000 shares. The repurchased shares are being accounted for under the cost method where the gross cost of the shares reacquired is debited to a treasury shares account.
As of September 30, 1997, 378,700 shares had been repurchased under this program at an average price of $43.02 per share.
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial increase in primary earnings per share for the third quarter ended September 30, 1997 and September 30, 1996 and for the nine months ended September 30, 1997 and 1996. Statement 128 is not expected to have an impact on the calculation of fully diluted earnings per share for these quarters.


Capital

     The table below reflects various measures of regulatory capital at September 30, 1997 and 1996. As a result of the issuance of the $100,000,000 Trust Preferred Capital Securities discussed in the "Capital and Liquidity" section found on page 18, all the regulatory capital ratios are up when compared to the third quarter of 1996.



                                         September 30, 1997       September 30, 1996
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  409,414     13.90%    $  294,211     11.84%
     Tier 1 Capital Minimum requirement   117,821      4.00         99,373      4.00

     Total Capital                     $  446,294     15.15%    $  325,329     13.10%
     Total Capital Minimum requirement    235,643      8.00        198,745      8.00

Risk-adjusted assets, net of goodwill  $2,945,533               $2,484,315
Leverage ratio                                         8.38%                    6.65%
Average equity as a percentage
of average assets                                      8.01                     7.96


     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At September 30, 1997 and 1996, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Board. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements. The Corporation and its subsidiary banks currently exceed all minimum capital requirements.
     Cullen/Frost Capital Trust I, a Delaware statutory business trust (the "Issuer Trust") and wholly-owned subsidiary of the Corporation, issued on February 6, 1997 $100,000,000 of its 8.42 percent Capital Securities, Series A (the "Capital Securities"), which represent beneficial interests in the Issuer Trust, in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 144A. The Capital Securities will mature on February 1, 2027 and are redeemable in whole or in part at the option of the Corporation at any time after February 1, 2007 with the approval of the Federal Reserve and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Issuer Trust used the proceeds of the offering of the Capital Securities to purchase Junior Subordinated Debentures of the Corporation which constitute its only assets and which have terms substantially similar to the Capital Securities. Payments of distributions on the Capital Securities and payments on liquidation or redemption of the Capital Securities are guaranteed by the Corporation on a limited basis pursuant to a Guarantee. The Corporation has also entered into an Agreement as to Expenses and Liabilities with the Issuer Trust pursuant to which it has agreed on a subordinated basis to pay any costs, expenses or liabilities of the Issuer Trust other than those arising under the Capital Securities. The obligations of the Corporation under the Junior Subordinated Debentures, the related Indenture, the trust agreement establishing the Issuer Trust, the Guarantee and the Agreement as to Expenses and Liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Issuer Trust's obligations under the Capital Securities.
     The Corporation will use the proceeds of the sale of the Junior Subordinated Debentures for general corporate purposes, which may include the reduction of short-term indebtedness, investments at the holding company level, investments in the capital of, or extensions of credit to, the Corporation's subsidiaries, acquisitions and the repurchase of the Corporation's common stock, see "Pending Acquisitions" on page 9. The Capital Securities are included in the Tier 1 capital of the Corporation for regulatory capital purposes and are reported as debt on the balance sheet. The Corporation records distributions payable on the Capital Securities as interest expense. The Corporation has the right to defer payments of interest on the Junior Subordinated Debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period.
Under the terms of the Junior Subordinated Debentures, in the event that under certain circumstances there is an event of default under the Junior Subordinated Debentures or the Corporation has elected to defer interest on the Junior Subordinated Debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.
     On March 13, 1997, the Corporation and the Issuer Trust, filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register under the Securities Act of 1933 the exchange of up to $100,000,000 aggregate Liquidation Amount of "new" 8.42 percent Capital Securities, Series A for the then outstanding Capital Securities. On April 25, 1997, the Corporation exchanged all of the outstanding Capital Securities for registered Capital Securities. The "new" Capital Securities have the same terms as the "old" Capital Securities. This exchange enhanced the transferability of the Capital Securities and will have no impact on redemption of the Capital Securities, the Junior subordinated Debentures issued by the Company, the Company's guarantee of the Capital Securities, or other matters described above.

Income Taxes

     The tax expense for the third quarter of 1997 was $8,889,000. This amount consisted of current tax expense of $10,457,000 and deferred tax benefit of $1,568,000. Year-to-date tax expense is $26,125,000, consisting of current tax expense of $29,611,000 and deferred tax benefit of $3,486,000. Net deferred tax assets were $6,382,000 as of September 30, 1997 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years. The tax expense for the third quarter of 1996 was $7,727,000. Income tax payments for the first nine months of 1997 and 1996 were $24,041,000 and $23,440,000, respectively.


Acquisitions

     On March 7, 1997, the Corporation paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary, Citizens State Bank in Corpus Christi, Texas. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Such estimates may be subsequently revised. Total intangible assets associated with the transaction amounted to approximately $21.4 million. The Corporation acquired loans of approximately $108 million and deposits of approximately $184 million. The acquisition did not have a material impact on the third quarter net income and is not expected to have a material impact on the Corporation's 1997 net income.
     On January 5, 1996, the Corporation paid approximately $17.7 million to acquire S.B.T. Bancshares, Inc., including its subsidiary, State Bank and Trust Company in San Marcos, Texas. The Corporation acquired loans of approximately $51 million and deposits of approximately $112 million. On February 15, 1996, the Corporation paid approximately $33.5 million to acquire Park National Bank in Houston, Texas. The Corporation acquired loans of approximately $157 million and deposits of approximately $225 million.


Pending Acquisitions

     On October 15, 1997, the Corporation entered into a definitive agreement to acquire Harrisburg Bancshares, Inc. of Houston, Texas and its subsidiary Harrisburg Bank which has deposits of approximately $207 million. The Corporation agreed to pay approximately $258 per fully diluted share or 2.2 times book value or approximately $55.3 million. The acquisition is expected to be completed in early 1998 following shareholder and regulatory approval. This transaction will be accounted for as a purchase with total cash consideration being funded through internal sources.


Other Accounting Changes

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement provides that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on financial position or results of operations.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior year information is required. The adoption of this statement is not expected to have a significant financial effect on the Corporation.

Derivative Financial Instruments

     Derivatives are used to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used for these purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.
     Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives currently used for hedging purposes include swaps and purchased options. The fair value of derivative contracts are carried off-balance sheet and the unrealized gains and losses on derivative contracts are generally deferred. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the life of the contract in net interest income. Upon contract settlement or termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the related asset or liability. In instances where the underlying instrument is sold, the cumulative change in the value of the associated derivative is recognized immediately in earnings.

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




                                                  Summary of Operations
                                   --------------------------------------------------
                                                              Three Months Ended
                                   Nine Months Ended      ---------------------------
                                      September 30               1997          1996
                                   ------------------     ------------------  -------
                                      1997      1996      Sept 30    June 30  Sept 30
-------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                  $146,867  $133,226     $50,306   $49,627   $45,688
Taxable-equivalent adjustment           833       734         293       272       238
                                   --------  --------     -------   -------   -------
Net interest income                 146,034   132,492      50,013    49,355    45,450
Provision for possible loan losses    5,900     5,500       2,000     2,275     2,300
Non-Interest income:
  Net gain (loss) on securities
     transactions                        18      (997)         (2)       20         1
  Other                              80,953    71,543      27,796    27,721    23,178
                                   --------  --------     -------   -------   -------
    Total non-interest income        80,971    70,546      27,794    27,741    23,179
Non-Interest expense:
  Intangible amortization             8,891     8,375       3,062     3,119     2,857
  Other                             139,249   125,982      47,710    47,257    41,760
                                   --------  --------     -------   -------   -------
    Total non-interest expense      148,140   134,357      50,772    50,376    44,617
                                   --------  --------     -------   -------   -------

Income before income taxes           72,965    63,181      25,035    24,445    21,712
Income Taxes                         26,125    22,603       8,889     8,814     7,727
                                   --------  --------     -------   -------   -------
Net Income                         $ 46,840  $ 40,578     $16,146   $15,631   $13,985
                                   ========  ========     =======   =======   =======
Cash Earnings*                     $ 53,370  $ 46,569     $18,413   $17,934   $16,039

Net income per common share:
  Primary                          $   2.03  $   1.77     $   .70   $   .68   $   .61
  Fully diluted                        2.02      1.77         .70       .67       .61
Cash earnings per common share         2.31      2.04         .80       .77       .70

Return on Average Assets               1.28%     1.22%       1.29%     1.27%     1.24%
Cash earnings ROA                      1.46      1.39        1.47      1.46      1.42
Return on Average Equity              15.97     15.33       16.09     16.02     15.55
Cash earnings ROE                     18.20     17.69       18.35     18.38     17.84

* Net income before intangible amortization (including goodwill and core deposit intangibles, net of tax).



     Cullen/Frost Bankers, Inc. reported net income of $16,146,000 or $.70 per common share for the quarter ended September 30, 1997 compared to $13,985,000 or $.61 per common share for the third quarter of 1996 and net income of $15,631,000 or $.68 per common share for the second quarter of 1997. Net income for the nine months ended September 30, 1997 was $46,840,000 or $2.03 per common share compared to $40,578,000 or $1.77 per common share for the same period of 1996. Return on average assets and average equity increased to 1.29 percent and 16.09 percent for the third quarter of 1997. This compares to 1.27 percent and 16.02 percent for the third quarter of 1996. Return on average assets and average equity for the nine months ended September 30, 1997 increased to 1.28 percent and 15.97 percent compared to 1.22 percent and 15.33 percent for 1996.
     The Corporation has historically paid cash and thus used the purchase method of accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends, stock repurchases and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):



                                                 Nine Months Ended
                           --------------------------------------------------------------
                               September 1997                     September 1996
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible    "Cash"
                       earnings  Amortization  earnings  earnings  Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $72,965     $ 8,891     $81,856   $63,181     $8,375      $71,556
Income taxes            26,125       2,361      28,486    22,603      2,384       24,987
                       -------     -------     -------   -------     ------      -------
Net income             $46,840     $ 6,530     $53,370   $40,578     $5,991      $46,569
                       =======     =======     =======   =======     ======      =======
Net income per common
  share                $  2.03     $   .28     $  2.31   $  1.77     $  .27      $  2.04

Return on assets          1.28%                   1.46%*    1.22%                   1.39%*
Return on equity         15.97                   18.20 **  15.33                   17.69**

 * Calculated as A/B
** Calculated as A/C                                            Sept 1997       Sept 1996
   -----------------                                            ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   53,370     $   46,569
(B) Total average assets                                         4,881,073      4,460,210
(C) Average shareholders' equity                                   392,086        353,640





                                                 Three Months Ended
                           --------------------------------------------------------------
                               September 1997                        June 1997
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible    "Cash"
                       earnings  Amortization  earnings  earnings  Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $25,035     $ 3,062     $28,097   $24,445     $3,119      $27,564
Income taxes             8,889         795       9,684     8,814        816        9,630
                       -------     -------     -------   -------     ------      -------
Net income             $16,146     $ 2,267     $18,413   $15,631     $2,303      $17,934
                       =======     =======     =======   =======     ======      =======
Net income per common
  share                $   .70     $   .10     $   .80   $   .68     $  .09      $   .77

Return on assets          1.29%                   1.47%*    1.27%                   1.46%*
Return on equity         16.09                   18.35 **  16.02                   18.38**

 * Calculated as A/B
** Calculated as A/C                                            Sept 1997       June 1997
   -----------------                                            ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   18,413     $   17,934
(B) Total average assets                                         4,968,394      4,922,916
(C) Average shareholders' equity                                   398,067        391,439





                                     Three Months Ended
                              --------------------------------
                                     September 1996
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              earnings  Amortization  earnings
--------------------------------------------------------------
Income before income taxes     $21,712     $2,857      $24,569
Income taxes                     7,727        803        8,530
                               -------     ------      -------
Net income                     $13,985     $2,054      $16,039
                               =======     ======      =======
Net income per common share    $   .61     $  .09      $   .70

Return on assets                  1.24%                   1.42%*
Return on equity                 15.55                   17.84**

 * Calculated as A/B
** Calculated as A/C

                                                              Sept 1996
                                                              ---------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   16,039
(B) Total average assets                                      4,494,317
(C) Average shareholders' equity                                357,743




Net Interest Income
     Net interest margin was 4.74 percent for the third quarter of 1997 compared to 4.75 percent and 4.83 percent for the second quarter of 1997 and third quarter of 1996, respectively. The decrease in net interest margin from the third quarter of last year is reflective of the favorable impact of the acquisition and higher loan volumes offset by higher deposit costs and interest expense related to the $100 million Trust Preferred Capital Securities, see "Capital and Liquidity" on page 18. Net interest spread of 3.88 percent decreased three basis points from the second quarter of 1997 and 15 basis points from the third quarter of 1996. The net interest spread decrease from a year ago was primarily because of the increase in deposit costs and interest expense related to the Trust Preferred Capital Securities.




                                      Change in Net Interest Income
                              --------------------------------------------
                              Third Quarter   Third Quarter   Year-to-Date
                                  1997            1997            1997
                                   vs.             vs.             vs.
                              Third Quarter  Second Quarter   Year-to-Date
                                  1996            1997            1996
                              --------------------------------------------
                                 Amount          Amount          Amount
--------------------------------------------------------------------------
Due to volume                   $ 4,811         $   799         $13,645
Due to interest rate spread        (193)           (120)             (4)
                                -------         -------         -------
                                $ 4,618         $   679         $13,641
                                =======         =======         =======


     The Corporation acquired Corpus Christi Bancshares, Inc. in the first quarter of 1997 the results of which is impacting the variance explanations of non-interest income and expense that follow.



Non-Interest Income


                                                                   Three Months Ended
                                       Nine Months Ended     ------------------------------
                                          September 30               1997             1996
                                       ------------------    --------------------   -------
Non-Interest Income                       1997      1996     Sept 30     June 30    Sept 30
-------------------------------------------------------------------------------------------
Trust fees                              $29,991   $25,368    $10,632     $ 9,716    $ 8,652
Service charges on deposit accounts      32,353    28,266     11,152      10,911      9,825
Other service charges, collection
  and exchange charges, commissions
  and fees                                7,485     6,835      2,729       2,627      2,053
Net gain (loss) on securities
  transactions                               18      (997)        (2)         20          1
Other                                    11,124    11,074      3,283       4,467      2,648
                                        -------   -------    -------     -------    -------
    Total                               $80,971   $70,546    $27,794     $27,741    $23,179
                                        =======   =======    =======     =======    =======



For the third quarter 1997...

     Total non-interest income was flat compared to the second quarter of 1997 as increases in trust fees and service charges were offset by lower other income. Total non-interest income was up $4.6 million, or 19.9 percent compared to the third quarter of 1996 as a result of higher trust fees and service charge income.
     Trust fee income increased $916,000 or 9.4 percent compared to last quarter and increased $2.0 million or 22.9 percent from the third quarter of 1996. The increase from the second quarter and the third quarter of 1996 is attributable to the increase in the number of accounts held and trust asset growth resulting from improvement in the stock and bond markets.
     Service charges on deposit accounts increased 2.2 percent from the second quarter of this year and $1.3 million or 13.5 percent from the third quarter of 1996. The majority of the increase from the previous quarter and third quarter a year ago is primarily a result of higher service charges related to commercial deposits and overdraft charges in addition to higher volumes processed for correspondent banks from the third quarter a year ago. Other service charges were up 3.9 percent and 32.9 percent compared to the second quarter of 1997 and the third quarter of 1996, respectively. The increase from the second quarter was primarily due to higher volumes and mutual fund fees offset somewhat by lower loan prepayment fees. The increase from a year ago was primarily due to higher volumes, mutual fund fees and loan prepayment fees.
     Other non-interest income decreased $1.2 million or 26.5 percent from the second quarter of this year and increased $635,000 or 24.0 percent compared to the third quarter of 1996. The decrease from the second quarter is mainly due to a refund of franchise taxes received in the second quarter. Most of the increase from the third quarter of 1996 is due to mineral interest royalties, gains on the disposition of certain loans and foreclosed assets and brokerage commissions.


For the nine months ended September 30, 1997...

     Non-interest income increased $10.4 million or 14.8 percent compared to the same period last year. Trust income increased $4.6 million or 18.2 percent and is attributable to the increase in the number of accounts held and trust asset growth resulting from improvement in the stock market. Service charges on deposit accounts increased $4.1 million or 14.5 percent compared to the same period one year ago. The increase is mainly due to higher service charges related to commercial deposits, volumes processed for correspondent banks and overdraft charges. An immaterial gain on securities transactions was realized for the 1997 period compared to a loss of $997,000 a year ago. Other income is flat compared to the same period last year.

Non-Interest Expense



                                                                   Three Months Ended
                                       Nine Months Ended     ------------------------------
                                          September 30               1997            1996
                                       ------------------    -------------------    -------
Non-Interest Expense                     1997       1996     Sept 30     June 30    Sept 30
-------------------------------------------------------------------------------------------
Salaries and wages                    $ 60,633   $ 53,073    $21,199    $20,200     $18,086
Pension and other employee benefits     12,747     11,720      4,022      4,332       3,764
Net occupancy of banking premises       14,365     14,262      4,927      4,680       4,736
Furniture and equipment                  9,006      8,587      3,080      3,060       2,895
Intangible amortization                  8,891      8,375      3,062      3,119       2,857
Other                                   42,498     38,340     14,482     14,985      12,279
                                      --------   --------    -------    -------     -------
      Total                           $148,140   $134,357    $50,772    $50,376     $44,617
                                      ========   ========    =======    =======     =======





For the third quarter 1997...

     Non-interest expense was flat compared to last quarter and increased $6.2 million or 13.8 percent compared to the third quarter of 1996. The increase from the third quarter of 1996 results primarily from higher salary costs and operating expenses.
     Salaries and wages increased $1.0 million or 4.9 percent from the second quarter of 1997 and $3.1 million or 17.2 percent from the third quarter of 1996 primarily as a result of the acquisitions, normal merit increases and additional bonus incentives recorded in the third quarter of 1997. Pension and employee benefits decreased 7.2 percent compared to last quarter and increased
6.9 percent compared to the third quarter of 1996. The decrease from the second quarter is primarily a result of the use of forfeited shares to fund the employer match on the 401(k) plan and lower payroll taxes. The increase from a year ago is due to higher payroll taxes and medical insurance offset by lower contributions to the employee related stock plan by the use of forfeited shares and lower workers compensation insurance expense.
     Net occupancy of banking premises expense increased 5.3 percent from the second quarter of 1997 and 4.0 percent from the third quarter of 1996. The increase from the second quarter is primarily due to higher utility costs and operating expenses and the increase from a year ago is primarily due to higher utility costs and property taxes, offset by higher tenant income. Furniture and equipment expense was flat compared to the second quarter of 1997 and increased 6.4 percent from the same quarter last year mostly due to equipment rental and software amortization.
      Amortization of intangibles was flat compared to the second quarter of 1997 and increased 7.2 percent from the third quarter of 1996 due to the 1997 acquisition. Other non-interest expenses decreased $503,000 or 3.4 percent from the second quarter and increased $2.2 million or 17.9 percent from the third quarter last year. The decrease from the second quarter is primarily due to lower advertising, travel and check printing charges and the increase from a year ago is due to higher operating expenses. In addition, included in other expenses for the third quarter of 1997 is approximately $361,000 related to Year 2000 compliance program.


For the nine months ended September 30, 1997...

     Total non-interest expense was up $13.8 million or 10.3 percent compared to the same period one year ago. Salaries and wages were up $7.6 million or
14.2 percent compared to the same period one year ago primarily because of the acquisitions and normal merit increases. Pension and other benefits increased $1 million or 8.8 percent from the same period last year as the acquisitions affected payroll tax and contributions to the employee related stock plans.
Net occupancy of banking premises was flat compared to a year ago. Furniture and equipment expense increased $419,000, or 4.9 percent due to higher equipment rental cost and software related expenses. Intangible amortization increased $516,000 or 6.2 percent from the same period one year ago due to acquisitions. Other non-interest expenses increased $4.2 million or 10.8 percent, primarily due to higher operating expenses, including acquisition related costs. Included in other expenses for 1997 were approximately $612,000 related to the Year 2000 compliance program. Currently, the Corporation estimates the total cost of this program over a three year period to be approximately $3 million. The efficiency ratio measures what percentage of bank revenue is absorbed by non-interest expense. The Corporation's year-to-date efficiency ratio was 65.0 percent compared to 65.6 percent in 1996.

Income Taxes
     The Corporation's effective tax rate for the second and third quarters of 1997 and 1996 approximated the statutory rate of 35 percent.


Balance Sheet
     Average assets of $4,968,394,000 were flat with the previous quarter and up 10.5 percent from the third quarter of 1996. The increase from a year ago was primarily because of the acquisitions and the $100 million Trust Preferred Capital Securities, see "Capital and Liquidity" on page 18. Total deposits averaged $4,280,990,000 for the current quarter, flat with the previous quarter and up 9.6 percent when compared to the third quarter of 1996. Average loans for the third quarter of 1997 were $2,514,945,000. This represents an increase in average loans of 2.3 percent from the second quarter of 1997 and an increase in average loans of 17.4 percent from the third quarter of last year.


Loans




                                     1997                      1996
                            ----------------------   ---------------------------
Loan Portfolio                            Percentage
Period-End Balances         September 30   of Total    December 31  September 30
--------------------------------------------------------------------------------
Commercial                  $  774,176       30.4%     $  650,114     $  632,828
Consumer                       582,129       22.8         491,086        465,588
Real estate                  1,129,184       44.3       1,044,391      1,018,276
Other                           66,271        2.6          69,031         69,149
Unearned discount               (2,569)       (.1)         (1,154)        (1,585)
                            ----------      -----      ----------     ----------
Total Loans                 $2,549,191      100.0%     $2,253,468     $2,184,256
                            ==========      =====      ==========     ==========





     At September 30, 1997, period-end loans totaled $2,549,191,000 up 1.4 percent from the previous quarter and up 16.7 percent from the same period last year. Approximately 70 percent of the increase in loans from a year ago resulted from internally generated growth.


Real Estate Loans
     Real estate loans at September 30, 1997, were $1,129,184,000 or 44.3 percent of period-end loans compared to 46.6 percent a year ago. Residential permanent mortgage loans at September 30, 1997, were $456,681,000 compared to $443,914,000 at June 30, 1997, and $415,650,000 at September 30, 1996. Real
estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.
     At September 30, 1997, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $2,427,000, compared with $2,038,000 at June 30, 1997, and $2,772,000 at September 30, 1996.




                                                    1997                 1996
                                          ------------------------     --------
Real Estate Loans                                      Percentage
Period-End Balances                         Sept 30     of Total       Sept 30
-------------------------------------------------------------------------------
Construction                              $  119,447      10.6%      $   66,802
Land                                          54,913       4.9           47,577
Permanent mortgages:
  Commercial                                 251,271      22.2          233,623
  Residential                                456,681      40.4          415,650
Other                                        246,872      21.9          254,624
                                          ----------     -----       ----------
                                          $1,129,184     100.0%      $1,018,276
                                          ==========     =====       ==========
Non-accrual and restructured              $    6,788        .6%      $    6,919



Mexico

     The Corporation's cross border outstandings to Mexico, excluding $21,776,000 in loans secured by assets held in the United States, totaled $22,343,000 at September 30, 1997, or .9 percent of total loans down from $34,426,000 at June 30, 1997 and $30,434,000 at September 30, 1996. Most of
the Corporation's Mexican loans are either secured by liquid U.S. assets or are unsecured loans to major financial institutions to finance international trade transactions. Of the trade-related credits, approximately 65.7 percent are related to companies exporting from Mexico. As of September 30, 1997, none of the Mexican related loans were on non-performing status.



                                                    MEXICAN LOANS
                                               -----------------------
                                                         Percentage of
September 30, 1997                              Amount    Total Loans
----------------------------------------------------------------------
Loans to financial institutions                $18,597         .7%
Loans to private firms or individuals            3,746         .2
                                               -------        ----
                                               $22,343         .9%
                                               =======        ====





Non-Performing Assets




                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
September 30, 1997                                Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual and restructured loans               $ 6,788   $4,938   $11,726
Foreclosed assets                                  2,838      767     3,605
                                                 -------   ------   -------
     Total                                       $ 9,626   $5,705   $15,331
                                                 =======   ======   =======
As a percentage of total
  non-performing assets                             62.8%    37.2%    100.0%





     Non-performing assets totaled $15,331,000 at September 30, 1997 down 3.7 percent and .9 percent, respectively, from $15,924,000 at June 30, 1997 and $15,478,000 at September 30, 1996. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .60 percent at September 30, 1997 from .62 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $232,000 or $.01 per common share for the third quarter of 1997, compared to approximately $225,000 or $.01 per common share for the second quarter of 1997 and $203,000 or $.01 per common share for the third quarter of 1997. For the nine months ended September 30, 1997, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $637,000 or $.03 per common share, compared with approximately $673,000 or $.03 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $8,038,000 at September 30, 1997, compared to $5,589,000 at June 30, 1997, and
$5,497,000 at September 30, 1996.

Allowance for Possible Loan Losses

     The allowance for possible loan losses was $41,716,000 or 1.64 percent of period-end loans at September 30, 1997, compared to $37,548,000 or 1.72 percent at September 30, 1996 and $41,080,000 or 1.63 percent at June 30, 1997. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 355.8 percent at September 30, 1997, compared to 324.5 percent at September 30, 1996 and 304.8 percent at the end of the second quarter of 1997.
     The Corporation recorded a $2,000,000 provision for possible loan losses during the third quarter of 1997. This compares to $2,300,000 provision for possible loan losses during the third quarter of 1996 and $2,275,000 for the second quarter of 1997. Net charge-offs in the third quarter of 1997 totaled $1,364,000, compared to a net charge-offs of $1,105,000 and $1,242,000 for the third quarter of 1996 and the second quarter of 1997, respectively.







                                       NET CHARGE-OFFS (RECOVERIES)
                                       ----------------------------
                                              1997           1996
                                       ------------------   -------
                                         Third    Second     Third
                                        Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real estate                            $    29   $  (294)  $  (414)
Commercial and industrial                   79       387     1,345
Consumer                                 1,247     1,051       288
Other, including foreign                     9        98      (114)
                                       -------   -------   -------
                                       $ 1,364   $ 1,242   $ 1,105
                                       =======   =======   =======

Provision for possible loan losses     $ 2,000   $ 2,275   $ 2,300
Allowance for possible loan losses      41,716    41,080    36,230




Capital and Liquidity

     At September 30, 1997, shareholders' equity was $396,622,000 compared to $361,374,000 at September 30, 1996 and $396,473,000 at June 30, 1997. The
Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $9.6 million as of September 30, 1997 compared to $251,000 as of September 30, 1996. The unrealized gain is primarily due to the decrease in market interest rates in 1997. Under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios.
     The Corporation paid a cash dividend of $.25 per common share in the third and second quarters of 1997 compared to $.21 per common share for the third quarter a year ago. This equates to a dividend payout ratio of 34.4 percent,
36.0 percent and 33.7 percent for the third and second quarters of 1997 and the third quarter of 1996, respectively.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at September 30, 1997.
     During February 1997, Cullen/Frost Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation (The Trust), issued $100,000,000 of its 8.42 percent Capital Securities, Series A which represents a beneficial interest in The Trust. For additional information regarding the foregoing see the footnotes to the financial statements on page 8.
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. These include cash, time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

Forward-Looking Statements

     The Corporation may from time to time make forward-looking statements with respect to earnings per share, credit quality, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risk and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.



NYSE Listing

     The Corporation's common stock began trading on the New York Stock Exchange on August 14, 1997 under the symbol "CFR".



Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         September 30, 1997            September 30, 1996
                                    ---------------------------   ---------------------------
                                                 Interest                      Interest
                                      Average    Income/  Yield/    Average    Income/  Yield/
                                      Balance    Expense  Cost      Balance    Expense  Cost
                                    ----------  --------  ------  ----------  --------  -----
ASSETS
Time deposits                                                     $       20  $      1  3.50%
Securities:
 U.S. Treasury                      $  270,764  $ 10,831  5.35%      287,358    11,421  5.31
 U.S. Government agencies
  and corporations                   1,214,334    60,501  6.64     1,277,994    63,680  6.64
 States and political subdivisions       5,034       359  9.50         5,478       388  9.45
 Other                                   7,281       318  5.82         6,830       292  5.69
                                     ---------  --------           ---------  --------
  Total securities                   1,497,413    72,009  6.41     1,577,660    75,781  6.41
Federal funds sold                     211,223     8,482  5.30       122,653     4,888  5.24
Loans, net of unearned discount      2,426,526   160,822  8.86     2,045,473   135,691  8.86
                                     ---------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned              4,135,162   241,313  7.79     3,745,806   216,361  7.71
Cash and due from banks                492,279                       482,272
Allowance for possible loan losses     (38,198)                      (34,337)
Banking premises and equipment         106,228                        99,648
Accrued interest and other assets      185,602                       166,821
                                     ---------                    ----------
  Total Assets                      $4,881,073                    $4,460,210
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  917,034                    $  820,404
  Correspondent banks                  220,714                       189,710
  Public funds                          42,988                        43,966
                                     ---------                     ---------
     Total demand deposits           1,180,736                     1,054,080
Time deposits:
 Savings and Interest-on-Checking      731,482     6,829  1.25       729,156     7,499  1.37
 Money market deposit accounts         957,774    28,771  4.02       793,210    23,193  3.91
 Time accounts                       1,078,900    39,684  4.92     1,050,864    38,488  4.89
 Public funds                          254,814     8,648  4.54       236,075     7,845  4.44
                                     ---------  --------           ---------  --------
    Total time deposits              3,022,970    83,932  3.71     2,809,305    77,025  3.66
                                     ---------                     ---------
  Total Deposits                     4,203,706                     3,863,385
Federal funds purchased and securities
  sold under repurchase agreements     116,753     3,987  4.50       145,862     5,350  4.82
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               85,494     5,533  8.65
Other borrowings                        23,992       994  5.54        19,509       760  5.21
                                     ---------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              3,249,209    94,446  3.88     2,974,676    83,135  3.73
                                     ---------  --------  ----    ----------  --------  ----
Accrued interest and other liabilities  59,042                        77,814
                                     ---------                    ----------
Total Liabilities                    4,488,987                     4,106,570
SHAREHOLDERS' EQUITY                   392,086                       353,640
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $4,881,073                    $4,460,210
                                    ==========                    ==========
Net interest income                             $146,867                      $133,226
                                                ========                      ========
Net interest spread                                       3.91%                         3.98%
                                                          =====                         =====
Net interest income to total average earning assets       4.74%                         4.75%
                                                          =====                         =====
*Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         September 30, 1997             June 30, 1997
                                     ---------------------------   ------------------------
                                                 Interest                     Interest
                                       Average   Income/  Yield/    Average   Income/  Yield/
                                       Balance   Expense   Cost     Balance   Expense   Cost
                                     ---------   -------  -----    --------   -------  -----
ASSETS
Securities:
 U.S. Treasury                      $  273,215   $ 3,727  5.41%  $  283,467   $ 3,778  5.35%
 U.S. Government agencies
  and corporations                   1,187,824    19,625  6.61    1,229,527    20,510  6.67
 States and political subdivisions       4,171        99  9.50        4,599       106  9.21
 Other                                   7,354       110  5.99        7,760       111  5.70
                                    ----------   -------         ----------   -------
     Total securities                1,472,564    23,561  6.39    1,525,353    24,505  6.43
Federal funds sold                     231,214     3,274  5.54      200,752     2,806  5.53
Loans, net of unearned discount      2,514,945    55,954  8.83    2,458,990    54,603  8.91
                                    ----------   -------         ----------   -------
Total Earning Assets and
    Average Rate Earned              4,218,723    82,789  7.80    4,185,095    81,914  7.84
Cash and due from banks                488,397                      471,513
Allowance for possible loan losses     (41,191)                     (36,256)
Banking premises and equipment         108,565                      106,908
Accrued interest and other assets      193,900                      195,656
                                    ----------                   ----------
  Total Assets                      $4,968,394                   $4,922,916
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  958,705                   $  927,391
  Correspondent banks                  219,614                      210,002
  Public funds                          42,673                       41,294
                                    ----------                   ----------
     Total demand deposits           1,220,992                    1,178,687
Time deposits:
 Savings and Interest-on-Checking      728,792     2,229  1.21      746,782     2,321  1.25
 Money market deposit accounts       1,016,082    10,256  4.00      961,751     9,755  4.07
 Time accounts                       1,098,291    13,698  4.95    1,092,292    13,406  4.92
 Public funds                          216,833     2,564  4.69      261,920     3,016  4.62
                                    ----------   -------         ----------   -------
    Total time deposits              3,059,998    28,747  3.73    3,062,745    28,498  3.73
                                    ----------   -------         ----------   -------
  Total Deposits                     4,280,990                    4,241,432
Federal funds purchased and securities
  sold under repurchase agreements     106,069     1,262  4.65      109,140     1,327  4.81
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,381     2,118  8.54       98,372     2,144  8.74
Other borrowings                        24,997       356  5.65       22,657       318  5.64
                                    ----------   -------         ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              3,289,445    32,483  3.92    3,292,914    32,287  3.93
                                    ----------   -------  -----  ----------   -------  ----
Accrued interest and other liabilities  59,890                       59,876
                                    ----------                   ----------
Total Liabilities                    4,570,327                    4,531,477
SHAREHOLDERS' EQUITY                   398,067                      391,439
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $4,968,394                   $4,922,916
                                    ==========                   ==========
Net interest income                              $50,306                      $49,627
                                                 =======                      =======
Net interest spread                                       3.88%                       3.91%
                                                          =====                       =====
Net interest income to total average earning assets       4.74%                       4.75%
                                                          =====                       =====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                          March 31, 1997              December 31, 1996
                                   ----------------------------  ---------------------------
                                                Interest                      Interest
                                    Average     Income/   Yield/  Average     Income/  Yield/
                                    Balance     Expense    Cost   Balance     Expense   Cost
                                  ---------    --------  ------ ---------    -------  -----
ASSETS
Securities:
 U.S. Treasury                    $  255,412    $ 3,326   5.28% $  268,794   $ 3,629   5.37%
 U.S. Government agencies
  and corporations                 1,226,336     20,365   6.64   1,203,835    20,102   6.68
 States and political subdivisions     6,356        154   9.68       5,447       128   9.44
 Other                                 6,459         98   6.08       6,405        97   6.05
                                  ----------    -------         ----------   -------
     Total securities              1,494,563     23,943   6.42   1,484,481    23,956   6.45
Federal funds sold                   201,373      2,402   4.77     186,933     2,338   4.90
Loans, net of unearned discount    2,303,330     50,265   8.85   2,209,951    48,855   8.80
                                  ----------    -------         ----------    ------
Total Earning Assets and
    Average Rate Earned            3,999,266     76,610   7.74   3,881,365    75,149   7.71
Cash and due from banks              517,232                       500,288
Allowance for possible loan losses   (37,103)                      (36,883)
Banking premises and equipment       103,153                       102,466
Accrued interest and other assets    173,661                       170,443
                                  ----------                    ----------
  Total Assets                    $4,756,209                    $4,617,679
                                  ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual       $  863,967                    $  867,955
  Correspondent banks                232,669                       225,671
  Public funds                        45,021                        47,770
                                  -----------                   ----------
     Total demand deposits         1,141,657                     1,141,396
Time deposits:
 Savings and Interest-on-Checking    718,760      2,279   1.29     702,749     2,293   1.30
 Money market deposit accounts       894,150      8,761   3.97     862,455     8,625   3.98
 Time accounts                     1,045,539     12,580   4.88   1,034,977    12,692   4.88
 Public funds                        286,454      3,067   4.34     272,639     2,840   4.14
                                  ----------    -------         ----------   -------
    Total time deposits            2,944,903     26,687   3.68   2,872,820    26,450   3.66
                                  ----------    -------         ----------   -------
  Total Deposits                   4,086,560                     4,014,216
Federal funds purchased and securities
  sold under repurchase agreements   135,371      1,398   4.13     141,654     1,587   4.38
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures             59,299      1,271   8.69
Other borrowings                      24,316        320   5.34      19,031       259   5.41
                                  ----------    -------         ----------    ------
Total Interest-Bearing Funds
  and Average Rate Paid            3,163,889     29,676   3.80   3,033,505    28,296   3.71
                                  ----------    -------   ----  ----------   -------   ----
Accrued interest and other
 liabilities                          64,037                        68,461
                                  ----------                    -----------
Total Liabilities                  4,369,583                     4,243,362
SHAREHOLDERS' EQUITY                 386,626                       374,317
                                  ----------                    ----------
Total Liabilities and
  Shareholders' Equity            $4,756,209                    $4,617,679
                                  ==========                    ==========
Net interest income                             $46,934                      $46,853
                                                =======                      =======
Net interest spread                                       3.94%                        4.00%
                                                          =====                        =====
Net interest income to total average earning assets       4.73%                        4.81%
                                                          =====                        =====
* Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         September 30, 1996
                                    ---------------------------
                                                 Interest
                                     Average     Income/  Yield/
                                     Balance     Expense   Cost
                                    ----------   -------  -----
ASSETS
Securities:
 U.S. Treasury                      $  273,301   $ 3,692  5.37%
 U.S. Government agencies
  and corporations                   1,235,556    20,660  6.69
 States and political subdivisions       5,457       129  9.45
 Other                                   6,672        95  5.67
                                    ----------   -------
     Total securities                1,520,986    24,576  6.46
Federal funds sold                     107,189     1,475  5.38
Loans, net of unearned discount      2,142,038    47,423  8.81
                                    ----------   -------
Total Earning Assets and
    Average Rate Earned              3,770,213    73,474  7.76
Cash and due from banks                486,938
Allowance for possible loan losses     (35,541)
Banking premises and equipment         101,290
Accrued interest and other assets      171,417
                                    ----------
  Total Assets                      $4,494,317
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $  844,418
  Correspondent banks                  208,050
  Public funds                          46,949
                                    ----------
     Total demand deposits           1,099,417
Time deposits:
 Savings and Interest-on-Checking      711,562     2,373  1.33
 Money market deposit accounts         824,565     8,321  4.01
 Time accounts                       1,062,842    12,938  4.84
 Public funds                          207,093     2,330  4.48
                                    ----------   -------
    Total time deposits              2,806,062    25,962  3.68
                                    ----------   -------
  Total Deposits                     3,905,479
Federal funds purchased and securities
  sold under repurchase agreements     127,292     1,517  4.66
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures
Other borrowings                        23,376       307  5.23
                                    ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              2,956,730    27,786  3.73
                                    ----------   -------
Accrued interest and other liabilities  80,427
                                    ----------
Total Liabilities                    4,136,574
SHAREHOLDERS' EQUITY                   357,743
                                    ----------
Total Liabilities and
  Shareholders' Equity              $4,494,317
                                    ==========
Net interest income                              $45,688
                                                 =======
Net interest spread                                       4.03%
                                                          =====
Net interest income to total average earning assets       4.83%
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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   November 14, 1997                    By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)