Form 10-K
period 1997-12-31
CULLEN FROST BANKERS INC
filed 1998-03-31
CIK 39263

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

  [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

   [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER 0-7275

                           CULLEN/FROST BANKERS, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                             74-1751768
     ---------------------------               ----------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)
        100 W. HOUSTON STREET
         SAN ANTONIO, TEXAS                          78205
 -----------------------------------              ----------
   (Address of principal executive
              offices)                            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 220-4011

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, $5 PAR VALUE
                             (WITH ATTACHED RIGHTS)
                       ---------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,251,133,604 based on the closing price of such stock as of March 26, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Outstanding at
                Class                           March 26, 1998
  ---------------------------------           ------------------
     COMMON STOCK, $5 PAR VALUE                   22,259,489

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Proxy Statement for Annual Meeting of Shareholders to be held May 27, 1998 (Part III)

TABLE OF CONTENTS
                                        PAGE
                                        ----
PART I

ITEM  1.  BUSINESS...................     3
ITEM  2.  PROPERTIES.................     9
ITEM  3.  LEGAL PROCEEDINGS..........    10
ITEM  4.  SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS...    10 *

PART II

ITEM  5.  MARKET FOR REGISTRANT'S
          COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS........    10
ITEM  6.  SELECTED FINANCIAL DATA....    11
ITEM  7.  MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF
          OPERATIONS.................    13
ITEM  8.  FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA.........    30
ITEM  9.  CHANGES IN AND
          DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...    60 *

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT.    60
ITEM 11.  EXECUTIVE COMPENSATION.....    60
ITEM 12.  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.............    60
ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS.......    60
PART IV

ITEM 14.  EXHIBITS, FINANCIAL
          STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K........    61

* Not Applicable
                                       2

PART I

ITEM 1. BUSINESS

GENERAL

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Company"), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the BHC Act") and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The New Galveston Company, incorporated under the laws of Delaware, is a wholly owned second tier bank holding company subsidiary which owns all banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation. At December 31, 1997, Cullen/Frost's principal assets consisted of all of the capital stock of two national banks. Including the acquisition of Harrisburg Bancshares, Inc., completed in the first quarter of 1998, Cullen/Frost had 60 financial centers across Texas with 19 locations in the San Antonio area, 20 in the Houston/Galveston area, five in Austin, ten in the Corpus Christi area, three in San Marcos, two in McAllen and one in New Braunfels. At December 31, 1997, Cullen/Frost had consolidated total assets of $5,230,588,000 and total deposits of $4,483,911,000. Based on information from the Federal Reserve Board, at September 30, 1997, Cullen/Frost was the largest of the 93 unaffiliated bank holding companies headquartered in Texas.

     Cullen/Frost provides policy direction to the Cullen/Frost subsidiary banks in, among others, the following areas: (i) asset and liability management; (ii) accounting, budgeting, planning and insurance; (iii) capitalization; and (iv) regulatory compliance.

CULLEN/FROST SUBSIDIARY BANKS

     Each of the Cullen/Frost subsidiary banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The largest of these banks is The Frost National Bank ("Frost
Bank"), the origin of which can be traced to a mercantile partnership organized in 1868. Frost Bank was chartered as a national banking association in 1899. At December 31, 1997, Frost Bank, which accounted for approximately 97 percent of consolidated assets and 98 percent of loans and deposits of Cullen/Frost, was the largest bank headquartered in San Antonio and South Texas. The Corporation's other subsidiary bank is United States National Bank of Galveston which had $147 million in assets at December 31, 1997.

SERVICES OFFERED BY THE CULLEN/FROST SUBSIDIARY BANKS

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

  CONSUMER SERVICES

     The subsidiary banks provide a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, installment and real estate loans, home equity loans, drive-in and night deposit services, safe deposit facilities, credit card services and discount brokerage services.

  INTERNATIONAL BANKING

     Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. Such services consist of accepting deposits (in United States dollars only), making loans

(in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds and, to a limited extent, dealing in foreign exchange. Reference is made to pages 20 and 26 of this document.

  TRUST SERVICES

     The subsidiary banks provide a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts and the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 1997, trust assets with a market value of approximately $9.1 billion were being administered by the subsidiary banks. These assets were comprised of discretionary assets of $5.2 billion and non-discretionary assets of $3.9 billion.

  CORRESPONDENT BANKING

     Frost Bank acts as correspondent for approximately 320 financial institutions, primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers to the correspondents a full range of services including check clearing, transfer of funds, loan participations, and securities custody and clearance.

  DISCOUNT BROKERAGE

     Frost Brokerage Services was formed in March 1986 to provide discount brokerage services and perform other transactions or operations related to the sale and purchase of securities of all types. Frost Brokerage Services is a subsidiary of Frost Bank.

SERVICES OFFERED BY THE CULLEN/FROST NON-BANKING SUBSIDIARIES

     Main Plaza Corporation ("Main Plaza") is a wholly-owned non-banking subsidiary. Main Plaza occasionally makes loans to qualified borrowers. Loans are funded with borrowings against Cullen/Frost's current cash or borrowings against credit lines.

     Daltex General Agency, Inc. ("Daltex"), a wholly-owned non-banking subsidiary, is a managing general insurance agency. Daltex provides vendor's single interest insurance.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, United States National Bank of Galveston ("U.S. National Bank") is registered with the Comptroller of the Currency as transfer agent and is subject to certain reporting requirements of and regulatory control by the Comptroller of the Currency. The bond department of Frost Bank is subject to regulation under the Texas Securities Act.

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

     The principal source of Cullen/Frost's cash revenues is dividends from its bank subsidiaries, and there are certain limitations on the payment of dividends to Cullen/Frost by such bank subsidiaries. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In addition, a national bank may not pay dividends in an amount in excess of its undivided profits less certain bad debts. Although not necessarily indicative of amounts available to be paid in future periods, Cullen/Frost's subsidiary banks had approximately $31,062,000 available for the payment of dividends, without prior regulatory approval, at December 31, 1997.

  CAPITAL ADEQUACY

     Bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) is eight percent. At least half of the total capital is to be comprised of common stock, retained earnings, perpetual preferred stocks, minority interests and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses.

     In addition, bank regulators have established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3 percent for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to average total assets. The bank regulators have not advised Cullen/Frost or any bank subsidiary of any specific minimum leverage ratio applicable to it. For information concerning Cullen/Frost's capital ratios, see the discussion under the caption "Capital" on page 27 and Note L "Capital" on page 43.

  FDICIA

     The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, requires the Federal banking agencies to take "prompt corrective action" in respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". Under the final rules adopted by the Federal banking regulators relating to these capital tiers, an institution is deemed to be: well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; adequately capitalized if the institution has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater (or a leverage ratio of 3.0 percent for bank holding companies which meet certain specified criteria, including having the highest regulatory rating); undercapitalized if the institution has a total risk-based capital ratio that is less than 8.0 percent, a Tier 1 risk-based capital ratio less than 4.0 percent or a leverage ratio less than 4.0 percent (or a leverage ratio less than 3.0 percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines); significantly undercapitalized if the institution has a total risk-based capital ratio less than 6.0 percent, a Tier 1 risk-based capital ratio less than 3.0 percent, or a leverage ratio less than 3.0 percent; and critically undercapitalized if the institution has a ratio of tangible equity to total assets equal to or less than 2.0 percent.

     At December 31, 1997, the two subsidiaries of Cullen/Frost that are insured depository institutions -- Frost Bank and U.S. National Bank -- were considered "well capitalized".

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

     "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

     FDICIA also contains a variety of other provisions that affect the operations of Cullen/Frost, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch. The Federal regulatory agencies have issued standards establishing loan-to-value limitations on real estate lending. These standards have not had a significant effect on Cullen/Frost and are not expected to have a significant effect in the future.

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

DEPOSIT INSURANCE

     Cullen/Frost's subsidiary banks are subject to FDIC deposit insurance assessments and to certain other statutory and regulatory provisions applicable to FDIC-insured depository institutions. The risk-based assessment system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. See page 18 for a discussion of FDIC premiums paid by Cullen/Frost.

     A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled, FDIC-insured depository institution in danger of default.
"Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

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

     The BHC Act, the Federal Bank Merger Act, and the Texas Banking Code regulate the acquisition of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company. With respect to Cullen/Frost's subsidiary banks, the approval of the Comptroller of the Currency is required for branching, purchasing the assets of other banks and bank mergers in which the continuing bank is a national bank.

     In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, and the applicant's record under the Community Reinvestment Act and fair housing laws.

     The Corporation regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

INTERSTATE BANKING AND BRANCHING LEGISLATION

     The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, as of June 1, 1997, IBBEA authorized a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provided that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching.

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

EMPLOYEES

     At December 31, 1997, Cullen/Frost employed 2,546 full-time equivalent employees. Employees of Cullen/Frost enjoy a variety of employee benefit programs, including a retirement plan, 401(k) stock purchase plans, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/Frost considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, recent business experience and positions or offices held by each of the executive officers during 1997 of Cullen/Frost are as follows:

                                        AGE AS OF
    NAME AND POSITIONS OR OFFICES       12/31/97                  RECENT BUSINESS EXPERIENCE
-------------------------------------   ---------   ------------------------------------------------------
T.C. Frost                                  70      Officer and Director of Frost Bank since 1950.
  Senior Chairman of the Board                      Chairman of the Board of Cullen/Frost from 1973 to
  and Director                                      October 1995. Member of the Executive Committee of
                                                    Cullen/Frost 1973 to present. Chief Executive Officer
                                                    of Cullen/Frost from July 1977 to October 1997. Senior
                                                    Chairman of Cullen/Frost from October 1995 to present.

Richard W. Evans, Jr.                       51      Officer of Frost Bank since 1973. Executive Vice
  Chairman of the Board,                            President of Frost Bank from 1978 to April 1985.
  Chief Executive Officer                           President of Frost Bank from April 1985 to August
  and Director                                      1993. Chairman of the Board and Chief Executive
                                                    Officer of Frost Bank from August 1993 to present.
                                                    Director and Member of the Executive Committee of
                                                    Cullen/Frost from August 1993 to present. Chairman of
                                                    the Board and Chief Operating Officer of Cullen/Frost
                                                    from October 1995 to October 1997. Chairman of the
                                                    Board and Chief Executive Officer of Cullen/Frost from
                                                    October 1997 to present.

Patrick B. Frost                            37      Officer of Frost Bank since 1985. President of Frost
  President of Frost Bank                           Bank from August 1993 to present. Director of
  and Director                                      Cullen/Frost from May 1997 to present. Member of the
                                                    Executive Committee of Cullen/Frost from July 1997 to
                                                    present.

Phillip D. Green                            43      Officer of Frost Bank since July 1980. Vice President
  Executive Vice President                          and Controller of Frost Bank from January 1981 to
  and Chief Financial Officer                       January 1983. Senior Vice President and Controller of
                                                    Frost Bank from January 1983 to July 1985. Senior Vice
                                                    President and Treasurer of Cullen/Frost from July 1985
                                                    to April 1989. Executive Vice President and Treasurer
                                                    of Cullen/Frost from May 1989 to October 1995.
                                                    Executive Vice President and Chief Financial Officer
                                                    of Cullen/Frost from January 1996 to present.

Diane Jack, age 49, has been an officer of Frost Bank since 1984 and Secretary of Cullen/Frost from October 1993 to present.

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

     In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years.

     The subsidiary bank located in Galveston is housed in facilities which, together with tracts of adjacent land used for parking and drive-in facilities, are either owned or leased by the subsidiary bank.

ITEM 3. LEGAL PROCEEDINGS

     Certain subsidiaries of Cullen/Frost are defendants in various matters of litigation which have arisen in the normal course of conducting a commercial banking business. In the opinion of management, the judicial disposition of such pending litigation will not have a material effect on Cullen/Frost's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  COMMON STOCK MARKET PRICES AND DIVIDENDS

     The table below sets forth for each quarter the high and low sales prices for Cullen/Frost's common stock and the dividends per share paid for each quarter. The Company's common stock began trading on The New York Stock Exchange ("NYSE") on August 14, 1997 under the symbol: CFR. Therefore high and low sales prices for the period August 14, 1997 through December 31, 1997 are as reported by the NYSE. For the period 1996 through August 13, 1997 prices are as reported through the NASDAQ National Market System. Prices quoted on the NASDAQ National Market System reflect inter-dealer prices, without retail mark-up, mark-down or commissions and represent actual transactions.

                                          1997                  1996
                                  --------------------  --------------------
      MARKET PRICE (per share)      HIGH        LOW       High        Low
----------------------------------------------------------------------------
First Quarter...................  $   38.63  $   32.63  $   26.38  $   23.38
Second Quarter..................      43.25      33.75      28.38      23.75
Third Quarter...................      48.00      40.38      30.88      25.50
Fourth Quarter..................      62.75      47.44      36.50      29.25

The number of record holders of common stock at February 20, 1998 was 2,355.

     CASH DIVIDENDS (per share)          1997       1996
-----------------------------------------------------------
First Quarter........................  $     .21  $     .18
Second Quarter.......................        .25        .21
Third Quarter........................        .25        .21
Fourth Quarter.......................        .25        .21
                                       --------------------
     Total...........................  $     .96  $     .81
                                       --------------------

     The Corporation's management is committed to the continuation of the payment of regular cash dividends, however there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. See "Capital" section on page 27 in Item 7 for further discussion and Note K "Dividends" on page 43.

ITEM_6.__SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                            Year Ended December 31
                                       ----------------------------------------------------------------
                                         1997       1996       1995       1994       1993       1992
-------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans, including fees............  $ 217,432  $ 183,724  $ 150,497  $ 106,252  $  90,756  $  84,074
    Securities.......................     95,444     99,562     98,862     95,109     91,145     99,188
    Time deposits....................                     1          2          2          4          8
    Federal funds sold and securities
      purchased
      under resale agreements........     11,839      7,226      6,732      4,146      7,714      6,711
                                       ----------------------------------------------------------------
         TOTAL INTEREST INCOME.......    324,715    290,513    256,093    205,509    189,619    189,981
INTEREST EXPENSE:
    Deposits.........................    113,114    103,475     89,809     61,996     58,079     68,807
    Federal funds purchased and
      securities sold
      under repurchase agreements....      5,411      6,937     13,296      7,166      3,304      3,139
    Guaranteed preferred beneficial
      interests in the
      Corporation's subordinated
      debentures.....................      7,652
    Long-term notes payable..........                                                    380      1,378
    Other borrowings.................      1,294      1,019        733                    30
                                       ----------------------------------------------------------------
         TOTAL INTEREST EXPENSE......    127,471    111,431    103,838     69,162     61,793     73,324
                                       ----------------------------------------------------------------
         NET INTEREST INCOME.........    197,244    179,082    152,255    136,347    127,826    116,657
Provision (credit) for possible loan
  losses.............................      7,900      7,300      6,272                (6,085)     5,498
                                       ----------------------------------------------------------------
         NET INTEREST INCOME AFTER
           PROVISION
           (credit) for Possible Loan
           Losses....................    189,344    171,782    145,983    136,347    133,911    111,159
NON-INTEREST INCOME:
    Trust fees.......................     39,971     34,031     31,762     29,529     26,278     21,861
    Service charges on deposit
      accounts.......................     43,727     38,294     30,382     28,182     27,303     23,663
    Other service charges, collection
      and
      exchange charges, commissions
      and fees.......................     10,148      8,764     11,055      9,366      7,972      6,183
    Net gain (loss) on securities
      transactions...................        494       (980)    (1,396)    (4,038)     1,433       (232)
    Other............................     14,992     14,426     15,940     13,776     13,243     10,338
                                       ----------------------------------------------------------------
         TOTAL NON-INTEREST INCOME...    109,332     94,535     87,743     76,815     76,229     61,813
NON-INTEREST EXPENSE:
    Salaries and wages...............     81,816     71,788     58,177     52,986     53,654     46,184
    Pension and other employee
      benefits.......................     16,849     15,351     10,905      9,910     12,052      9,746
    Net occupancy of banking
      premises.......................     19,496     18,782     17,992     15,777     20,749     16,963
    Furniture and equipment..........     12,463     11,789     11,259     10,937     10,155      8,295
    Provision for real estate
      losses.........................         43                   610                 1,445     12,963
    Restructuring costs..............                              400        830     10,285
    Intangible amortization..........     11,920     11,306      8,124      7,627      6,877        700
    Other............................     57,369     51,564     54,982     57,495     56,861     52,299
                                       ----------------------------------------------------------------
         TOTAL NON-INTEREST
           EXPENSE...................    199,956    180,580    162,449    155,562    172,078    147,150
                                       ----------------------------------------------------------------
         INCOME BEFORE INCOME TAXES
           (CREDITS), EXTRAORDINARY
           CREDIT AND CUMULATIVE
           EFFECT OF ACCOUNTING
           CHANGE....................     98,720     85,737     71,277     57,600     38,062     25,822
Income taxes (credits)...............     35,235     30,759     24,998     20,177       (735)     8,197
                                       ----------------------------------------------------------------
Income before extraordinary credit
  and
  cumulative effect of accounting
  change.............................     63,485     54,978     46,279     37,423     38,797     17,625
Extraordinary credit-income tax
  benefit............................                                                             6,497
Cumulative effect of change in
  accounting for income taxes........                                                  8,439
                                       ----------------------------------------------------------------
         NET INCOME..................  $  63,485  $  54,978  $  46,279  $  37,423  $  47,236  $  24,122
                                       ----------------------------------------------------------------
Net income per common share:
    Basic............................  $    2.84  $    2.45  $    2.07  $    1.69  $    2.16  $    1.34
    Diluted..........................       2.75       2.40       2.04       1.67       2.12       1.13
Return on Average Assets.............       1.28%      1.22%      1.17%      1.02%      1.34%       .79%
Return on Average Equity.............      16.06      15.32      14.32      13.04      19.00      12.56

SELECTED FINANCIAL DATA
(dollars in thousands, except per share amounts)

                                                                     Year Ended December 31
                                       ----------------------------------------------------------------------------------
                                           1997          1996          1995          1994          1993          1992
                                       ----------------------------------------------------------------------------------
BALANCE SHEET DATA
    Total assets.....................  $  5,230,588  $  4,888,384  $  4,200,211  $  3,793,720  $  3,639,047  $  3,150,871
    Guaranteed preferred beneficial
      interest in the Corporation's
      junior subordinated deferrable
      interest debentures, net.......        98,403
    Long-term notes payable..........                                                                              13,400
    Shareholders' equity.............       408,405       378,943       341,464       295,437       273,533       206,144
    Average shareholders' equity to
      average total assets...........          7.99%         7.98%         8.20%         7.85%         7.08%         6.29%
    Tier 1 capital ratio.............         13.89         11.58         13.07         14.44         14.23         15.66
    Total capital ratio..............         15.14         12.83         14.32         15.69         15.49         17.52
PER COMMON SHARE DATA
    Net income-basic.................  $       2.84  $       2.45  $       2.07  $       1.69  $       2.16* $       1.34*
    Net income-diluted...............          2.75          2.40          2.04          1.67          2.12*         1.13*
    Cash dividends paid..............           .96           .81           .57           .34           .08
    Shareholders' equity.............         18.34         16.86         15.24         13.28         12.43          9.90
LOAN PERFORMANCE INDICATORS
    Non-performing assets............  $     17,213  $     12,371  $     16,307  $     19,975  $     31,110  $     51,303
    Non-performing assets to:
         Total loans plus foreclosed
           assets....................           .65%          .55%          .90%         1.34%         2.47%         4.94%
         Total assets................           .33           .25           .39           .53           .85          1.63
    Allowance for possible loan
      losses.........................  $     41,846  $     37,626  $     32,268  $     26,002  $     26,298  $     31,897
    Allowance for possible loan
      losses to period-end loans.....          1.58%         1.67%         1.78%         1.75%         2.09%         3.10%
    Net loan charge-offs
      (recoveries)...................  $      5,785  $      2,569  $        436  $     (2,127) $       (486) $     15,988
    Net loan charge-offs (recoveries)
      to average loans...............           .23%          .12%          .03%         (.16)%         (.04)%         1.53%
COMMON STOCK DATA
    Common shares outstanding at
      period end.....................    22,265,270    22,482,113    22,398,900    22,246,124    22,018,396    20,824,368
    Weighted average common shares...    22,368,744    22,443,915    22,308,718    22,118,794    22,843,770    18,500,832
    Dilutive effect of stock
      options........................       696,508       461,827       366,930       327,028       457,806     3,447,828
    Dividends as a percentage of net
      income.........................         33.81%        32.87%        27.94%        20.12%         3.54%
NON-FINANCIAL DATA
    Number of employees..............         2,546         2,306         2,019         1,862         1,877         1,754
    Shareholders of record...........         2,358         2,336         2,463         2,553         2,644         2,824

*1993 basic and diluted earnings per share before cumulative effect of an accounting change was $1.78 and $1.74, respectively.

1992 basic and diluted earnings per share before extraordinary credit was $.95 and $.80, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

     Discussed below are the operating results for Cullen/Frost Bankers, Inc. and Subsidiaries ("Cullen/Frost" or the "Corporation") for the years 1995 through 1997. All balance sheet amounts presented in the following financial review are averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments assume a 35 percent federal tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.

ACQUISITIONS

     On March 7, 1997, the Corporation paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary Citizens State Bank, based in Corpus Christi, Texas. Total intangibles associated with the acquisition were approximately $20.9 million. The Corporation acquired loans of approximately $108 million and deposits of approximately $184 million. This acquisition did not have a material impact on the Corporation's 1997 net income.

     On January 5, 1996, the Corporation paid approximately $17.7 million to acquire S.B.T. Bancshares, Inc., including its subsidiary, State Bank and Trust Company in San Marcos, Texas. The Corporation acquired deposits of approximately $112 million. Total intangibles associated with the acquisition were approximately $11.0 million. On February 15, 1996, the Corporation paid approximately $33.5 million to acquire Park National Bank in Houston, Texas. The Corporation acquired deposits of approximately $225 million. Total intangibles associated with the acquisition were $16.0 million. These acquisitions did not have a material impact on the Corporation's 1996 net income.

     On April 4, 1995, the Corporation entered the Rio Grande Valley area with the acquisition of Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas with approximately $49 million in deposits. Total intangibles associated with the acquisition were approximately $5.0 million. On May 19, 1995, the acquisition of National Commerce Bank in Houston with its three branch locations and approximately $101 million in deposits was completed. Total intangibles associated with the acquisition were approximately $15.6 million. On July 21, 1995, the Corporation acquired the two San Antonio branches of Comerica Bank Texas with approximately $34 million in deposits. These acquisitions did not have a material impact on the Corporation's 1995 net income.

     The acquisitions listed above were all accounted for as purchase transactions and as such their results of operations are included from the date of acquisition.

RESULTS OF OPERATIONS

     For the year ended December 31, 1997, the Corporation reported net income of $63.5 million or $2.75 per diluted common share, an all-time high in the 129-year history of Cullen/Frost. Net income for 1996 was $55.0 million or $2.40 per diluted common share, compared with $46.3 million or $2.04 per diluted common share for 1995. The Corporation's return on average assets for 1997 was
1.28 percent compared with 1.22 percent in 1996 and 1.17 percent in 1995, while return on average equity was 16.06 percent in 1997 compared with 15.32 percent in 1996 and 14.32 percent in 1995.

                                                    1997 Change                  1996 Change
EARNINGS SUMMARY                          1997       From 1996       1996         From 1995          1995
------------------------------------------------------------------------------------------------------------
Taxable-equivalent net interest
  income.............................  $  198,367     $18,288     $  180,079       $ 26,943       $  153,136
Taxable-equivalent adjustment........       1,123         126            997            116              881
                                       ---------------------------------------------------------------------
Net interest income..................     197,244      18,162        179,082         26,827          152,255
Provision for possible loan losses...       7,900         600          7,300          1,028            6,272
Non-interest income:
     Net gain (loss) on securities
       transactions..................         494       1,474           (980)           416           (1,396)
     Other...........................     108,838      13,323         95,515          6,376           89,139
                                       ---------------------------------------------------------------------
          Total non-interest
             income..................     109,332      14,797         94,535          6,792           87,743
Non-interest expense:
     Intangible amortization.........      11,920         614         11,306          3,182            8,124
     Other operating expenses........     188,036      18,762        169,274         14,949          154,325
                                       ---------------------------------------------------------------------
          Total non-interest
             expense.................     199,956      19,376        180,580         18,131          162,449
                                       ---------------------------------------------------------------------
Income before income taxes...........      98,720      12,983         85,737         14,460           71,277
Income taxes.........................      35,235       4,476         30,759          5,761           24,998
                                       ---------------------------------------------------------------------
Net income...........................  $   63,485     $ 8,507     $   54,978       $  8,699       $   46,279
                                       ---------------------------------------------------------------------
Per common share:
     Net income-basic................  $     2.84     $   .39     $     2.45       $    .38       $     2.07
     Net income-diluted..............        2.75         .35           2.40            .36             2.04

Return on Average Assets.............        1.28%        .06%          1.22%           .05%            1.17%
Return on Average Equity.............       16.06         .74          15.32           1.00            14.32

NET INTEREST INCOME

     Net interest income for 1997 was $197.2 million, an increase from $179.1 million recorded in 1996 and the $152.3 million recorded in 1995. The primary reason for the yearly increase has been the consistent growth in loans. See "Consolidated Average Balance Sheets" on pages 56 and 57 and "Rate Volume Analysis" on page 58. The interest margin, was 4.74 percent for the year ended December 31, 1997, compared to 4.76 percent and 4.56 percent for the years 1996 and 1995, respectively. The slight decrease in the net interest margin from a year ago is reflective of higher deposit costs and interest expense related to the $100 million Trust Preferred Capital Securities issued in early 1997, See
Note I "Borrowed Funds" on Page 41. The net interest margin increased in 1996 from 1995 due to higher loan volumes and lower deposit costs. Net interest spread for 1997 decreased 7 basis points to 3.91 percent. This decrease is largely the result of the $100 million Trust Preferred Capital Securities. Net interest spread was 3.98 percent and 3.80 percent for 1996 and 1995, respectively. The increase in net interest spread for 1996 is primarily due to the Corporation's ability to maintain its earnings on funds with higher loan volumes and the favorable impact of the acquisitions, while deposit costs decreased.

     The net interest spread as well as the net interest margin could be impacted by future changes in short-and long-term interest rate levels.

INTEREST RATE SENSITIVITY

     The Corporation's interest rate sensitivity and liquidity are monitored by its Asset/Liability Management Committee on an ongoing basis. The Committee seeks to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. As the accompanying table indicates, the Corporation is liability-sensitive, on a cumulative basis, at time periods of one year or less.

     The Corporation continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The Corporation's objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels.

                                                                         December 31, 1997
                                          -------------------------------------------------------------------------------
                                            Immediately                                           Non-Rate
                                          Rate Sensitive          Rate Sensitive Within          Sensitive
  CUMULATIVE INTEREST RATE SENSITIVITY    ---------------   ----------------------------------   ----------
          (PERIOD-END BALANCE)               0-30 Days       90 Days    One Year    Five Years   >Five Years      Total
-------------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Loans...............................     $1,462,302     $1,585,971  $1,881,332  $2,324,959    $318,563    $ 2,643,522
    Securities..........................       212,388        362,244   1,008,874    1,402,880      88,638      1,491,518
    Federal funds sold and other short-
      term investments..................       190,000        190,000     190,000      190,000                    190,000

                                          -------------------------------------------------------------------------------
         Total earning assets...........     $1,864,690     $2,138,215  $3,080,206  $3,917,839    $407,201    $ 4,325,040
                                          -------------------------------------------------------------------------------
Interest-Bearing Liabilities:
    Savings and Interest-on-Checking....     $ 766,416      $ 766,416   $ 766,416   $  766,416                $   766,416
    Money market deposit accounts.......       996,110        996,110     996,110      996,110                    996,110
    Certificates of deposit and other
      time accounts.....................       368,895        697,062   1,206,709    1,289,155    $ 93,407      1,382,562
    Federal funds purchased and other
      borrowings........................       132,112        132,112     132,112      132,112      98,403        230,515
                                          -------------------------------------------------------------------------------
         Total interest-bearing
           liabilities..................     $2,263,533     $2,591,700  $3,101,347  $3,183,793    $191,810    $ 3,375,603
                                          -------------------------------------------------------------------------------
Interest sensitivity gap................     $(398,843)     $(453,485)  $ (21,141)  $  734,046    $215,391    $   949,437
                                          -------------------------------------------------------------------------------
Ratio of earning assets to
  interest-bearing liabilities..........           .82            .83         .99         1.23
                                          ----------------------------------------------------

In developing the classifications used for this analysis, it was necessary to make certain assumptions and approximations in assigning assets and liabilities to different maturity categories. For example, savings and Interest-on-Checking are subject to immediate withdrawal and as such are presented as repricing within the earliest period presented even though their balances have historically not shown significant sensitivity to changes in interest rates.

Loans are included net of unearned discount of $2,318,000. Consumer loans are distributed in the immediately rate-sensitive category for those tied to market rates or to other categories according to the repayment schedule.

The above table does not reflect interest rate swaps/floors further discussed on page 25.

     The Corporation utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each month. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing or decreasing ratably 200 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 1.3 percent relative to the base case over the next 12 months; while a decrease of 200 basis points will result in a negative variance in net interest income of 1.7 percent.

LIQUIDITY

     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term investments in time deposits in banks, Federal funds sold and securities available for sale.

     Liquidity is also provided by access to funding sources which include core depositors and correspondent banks in the Corporation's natural trade area which maintain accounts with and sell Federal funds to subsidiary banks of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks.

NON-INTEREST INCOME

     Non-interest income of $109,332,000 was reported for 1997, compared with $94,535,000 for 1996 and $87,743,000 for 1995. Excluding securities transactions, total non-interest income increased 13.9 percent from 1996. The non-interest income growth in 1997 was favorably impacted by the acquisition of Corpus Christi Bancshares, Inc., in the first quarter of 1997. The non-interest income growth in 1996 was favorably impacted by the acquisitions of S.B.T. Bancshares, Inc. and Park National Bank, in the first quarter of 1996.

                                                               Year Ended December 31
                                        --------------------------------------------------------------------
                                                1997                    1996                    1995
                                        --------------------     -------------------     -------------------
                                                    PERCENT                 Percent                 Percent
         NON-INTEREST INCOME             AMOUNT      CHANGE      Amount      Change      Amount      Change
------------------------------------------------------------------------------------------------------------
Trust fees...........................   $ 39,971     + 17.5%     $34,031      + 7.1%     $31,762      + 7.6%
Service charges on deposit
  accounts...........................     43,727     + 14.2       38,294      +26.0       30,382      + 7.8
Other service charges, collection and
  exchange charges, commissions and
  fees...............................     10,148     + 15.8        8,764     - 20.7       11,055      +18.0
Net gain (loss) on securities
  transactions.......................        494     +150.4         (980)     +29.8       (1,396)     +65.4
Other................................     14,992     +  3.9       14,426      - 9.5       15,940      +15.7
                                        --------                 -------                 -------
     Total...........................   $109,332     + 15.7      $94,535      + 7.7      $87,743      +14.2
                                        --------                 -------                 -------

     Trust income was up $5.9 million or 17.5 percent during 1997 as the market value of trust assets increased to $9.1 billion from $8.1 billion last year primarily due to the increase in the number of accounts held and trust asset growth resulting from the continued improvement in the stock and bond market. The December 31, 1997 trust assets were comprised of discretionary assets of $5.2 billion and non-discretionary assets of $3.9 billion compared to $4.2 billion and $3.9 billion last year, respectively. The $2.3 million or 7.1 percent increase in trust income from 1995 to 1996 is attributable to the increase in the number of accounts held and trust asset growth resulting from improvement in the stock and bond market. This increase was offset by lower corporate trust income resulting from the sale of the Corporation's corporate trust business in 1995.

     Deposit service charges increased $5.4 million or 14.2 percent from 1996. The increase is due mainly to higher service charges related to commercial deposits, volumes processed for correspondent banks and overdraft charges. Deposit service charges increased $7.9 million or 26.0 percent from 1995. The increase was due mainly to higher volumes, primarily processing for correspondent banks, and service charges on corporate and retail deposits. Other service charges and fees increased $1.4 million or 15.8 percent when compared to 1996. This increase was primarily due to higher fees from accounts receivable factoring, asset based lending and mutual fund fees offset by lower bankcard discounts resulting from the Corporation's outsourcing of its bankcard processing operations which was completed in May 1996. The outsourcing of bankcard processing also accounted for the decrease of 20.7 percent in other service charges from 1995 to 1996.

     During the fourth quarter of 1997, the Corporation sold a portion of its available for sale investment portfolio resulting in a gain of $476,000. This compares to a $980,000 and $1.4 million loss in 1996 and 1995, respectively, which resulted primarily from the Corporation restructuring a portion of its available for sale investment portfolio by replacing lower-yielding securities with higher-yielding securities during the second quarter of 1996 and the fourth quarter of 1995.

     Other non-interest income increased $566,000 or 3.9 percent to $14,992,000 in 1997 compared to a 9.5 percent decrease in 1996. The increase in 1997 is primarily due to gains recorded on the sale of student loans, mineral interest income and Visa check card fees. These increases were offset by higher gains on the disposition of certain loans and foreclosed assets recorded by the Corporation in 1996. The decrease in 1996 from 1995 was primarily due to the gain recognized on the sale of the Corporation's corporate trust business in 1995.

NON-INTEREST EXPENSE

     Non-interest expense was $199,956,000 for 1997 compared with $180,580,000 for 1996 and $162,449,000 for 1995. The acquisition of Corpus Christi Bancshares in the first quarter of 1997 impacted the growth in expenses and contributed to the variances from 1996 discussed below. The acquisition of S.B.T. Bancshares, Inc. and Park National Bank in the first quarter of 1996 impacted the growth in expenses and contributed to the variances from 1995 discussed below.

                                                                Year Ended December 31
                                        ----------------------------------------------------------------------
                                                1997                     1996                     1995
                                        --------------------     --------------------     --------------------
                                                    PERCENT                  Percent                  Percent
        NON-INTEREST EXPENSE             AMOUNT      CHANGE       Amount      Change       Amount      Change
--------------------------------------------------------------------------------------------------------------
Salaries and wages...................   $ 81,816      +14.0%     $ 71,788      +23.4%     $ 58,177      + 9.8%
Pension and other employee benefits..     16,849      + 9.8        15,351      +40.8        10,905      +10.0
Net occupancy of banking premises....     19,496      + 3.8        18,782      + 4.4        17,992      +14.0
Furniture and equipment..............     12,463      + 5.7        11,789      + 4.7        11,259      + 2.9
Intangible amortization..............     11,920      + 5.4        11,306      +39.2         8,124      + 6.5
Other................................     57,412      +11.3        51,564      - 7.9        55,992      - 4.0
                                        --------                 --------                 --------
     Total...........................   $199,956      +10.7      $180,580      +11.2      $162,449      + 4.4
                                        --------                 --------                 --------

     Salaries and wages increased by $10.0 million or 14.0 percent during 1997 primarily because of the impact of the acquisition and normal merit increases. Salaries and wages increased by $13.6 million or 23.4 percent during 1996 primarily because of the acquisitions. Pension and other employee benefits increased by $1.5 million or 9.8 percent during 1997 primarily due to the impact of the 1997 acquisition on payroll taxes and medical insurance expense offset by lower contributions to fund the employer match on the employee related stock plans due to the use of forfeited shares. The 40.8 percent increase in pension and other employee benefits from 1995 to 1996 was primarily due to higher retirement plan expense, payroll taxes, and medical insurance expense related to the 1996 acquisitions and the impact of an early retirement charge.

     Net occupancy of banking premises increased $714,000 or 3.8 percent during 1997 primarily due to higher building maintenance costs, property taxes and operating expenses, partially offset by higher tenant income. The 4.4 percent increase in 1996 compared to 1995 was primarily due to higher lease, building maintenance, and property tax expense related to the 1996 acquisitions. Furniture and equipment costs increased $674,000 or 5.7 percent in 1997 primarily due to higher equipment rental and software related expenses. The $530,000 increase in 1996 is mostly due to higher depreciation expense associated with the acquisitions. Intangible amortization increased by $614,000 or 5.4 percent and by $3.2 million or 39.2 percent in 1997 and 1996, respectively, due to the acquisitions.

     Other non-interest expense increased $5.8 million or 11.3 percent during 1997 primarily due to expenses related to the Year 2000 compliance program, see "Year 2000" on page 18, and higher operating expenses, such as, sales promotion, guard services, supplies, travel and telephone, which were impacted by the acquisitions. Other non-interest expense was down 7.9 percent in 1996 mostly due to lower FDIC insurance, franchise taxes, and federal reserve service charges. The Corporation paid $510,000 in FDIC insurance premiums in 1997 primarily relating to the premium imposed on all banks to service the Financing Corporation (FICO) bonds compared to a minimal amount in 1996 and $3.6 million in 1995. For 1996, the FDIC Board reduced the insurance premiums to zero for banks in the lowest risk category. However, legislation enacted in 1996 provided for assessments on banks (based on deposit levels) to pay interest on FICO bonds, the proceeds of which were used in the bailout of the Savings and Loan industry in the 1980's. For each of the three years beginning in 1997, the assessment on banks will be approximately 1.3 cents for each $100 of qualified deposits. For the second half of 1995, the FDIC assessment rate imposed on banks ranged from 4 cents for each $100 of domestic deposits (for well capitalized banks in the highest of three supervisory rating categories) to 31 cents (for inadequately capitalized banks in the lowest of the three supervisory rating categories). This was a decrease from the previous assessment range of 23 cents to 31 cents for those respective categories, for each $100 of domestic deposits.

     The Corporation's efficiency ratio of 65.1 percent for 1997 improved from
65.5 percent for 1996 and 66.8 percent for 1995. Excluding intangible amortization, the efficiency ratio was 62.2 percent for 1997, an improvement from the 62.6 percent for 1996 and 64.5 percent for 1995. The efficiency ratio measures what percentage of bank revenue is absorbed by non-interest expense.

YEAR 2000

     The Corporation's Year 2000 compliance program includes modifying or replacing appropriate hardware and software utilized by the Corporation. Currently, the Corporation estimates that the dollar amount to be spent on incremental outside costs to remediate its Year 2000 issues will be approximately $3 million over a three year period beginning in 1997, funded out of its earnings. These costs are being expensed as incurred and were approximately $900,000 for the year 1997. The cost of compliance and expected completion dates are based upon management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. Management expects all mission critical systems to be installed and certified by November 1998 and believes that its program is producing the appropriate level of preparedness.

     Regardless of the Year 2000 compliance of the Corporation's systems, there is no complete assurance that the Corporation will not be adversely affected to the extent other entities not affiliated with the Corporation are unsuccessful in properly addressing this issue. In an effort to minimize this possibility, active communication has been on-going between the Corporation and its external service providers and intermediaries. In addition, a risk reduction program was initiated in 1997 that addresses potential Year 2000 exposure in the loan portfolio. Public awareness sessions have been hosted by the Corporation for customers and suppliers in our marketplace during 1997, and such communication is planned to continue throughout 1998.

INCOME TAXES

     The Corporation recognized income tax expense of $35,235,000 in 1997, compared to $30,759,000 in 1996, and $24,998,000 in 1995. The effective tax rate in 1997 was 35.69 percent compared to 35.88 percent in 1996 and 35.07 percent in 1995. For a detailed analysis of the Corporation's income taxes see Note O "Income Taxes" on page 49.

CASH EARNINGS

     Historically, the Corporation's acquisitions have been accounted for using the purchase method of accounting which results in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings) for the three year period ending in 1997:

                                                                          Year Ended December 31
                                       ---------------------------------------------------------------------------------------------
                                                        1997                                      1996                       1995
                                       --------------------------------------    --------------------------------------    ---------
                                       REPORTED      INTANGIBLE     "CASH"     Reported      Intangible     "Cash"     Reported
                                        EARNING     AMORTIZATION    EARNINGS     Earnings     Amortization    Earnings     Earnings
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes...........   $98,720       $ 11,920      $110,640      $85,737       $ 11,306       $97,043      $71,277
Income taxes.........................    35,235          3,144        38,379       30,759          3,267        34,026       24,998
                                       ---------------------------------------------------------------------------------------------
Net income...........................   $63,485       $  8,776      $ 72,261      $54,978       $  8,039       $63,017      $46,279
                                       ---------------------------------------------------------------------------------------------
Net income per diluted common
 share...............................   $  2.75       $    .38      $   3.13      $  2.40       $    .35       $  2.75      $  2.04
Return on assets.....................      1.28%                        1.46 %*      1.22%                        1.40%*       1.17%
Return on equity.....................     16.06                        18.28 **     15.32                        17.56**      14.32

                                        Intangible     "Cash"
                                       Amortization    Earnings
-------------------------------------
Income before income taxes...........     $8,124        $79,401
Income taxes.........................      2,495         27,493

Net income...........................     $5,629        $51,908

Net income per diluted common
 share...............................     $  .25        $  2.29
Return on assets.....................                      1.32%*
Return on equity.....................                     16.06**

 * CALCULATED AS A/B

** CALCULATED AS A/C
-------------------

                                         1997       1996       1995
                                       ---------  ---------  ---------
(A) Net income before intangible
    amortization (including goodwill
    and core deposit intangibles, net
    of tax)..........................  $  72,261  $  63,017  $  51,908
(B) Total average assets.............  4,945,658  4,496,495  3,944,026
(C) Average shareholders' equity.....    395,304    358,837    323,288

SOURCES AND USES OF FUNDS

     Average assets for 1997 of $4,945,658,000 increased by 10.0 percent from 1996 levels and increased 14.0 percent between 1995 and 1996. Funding sources in 1997 reflected an increase in borrowed funds as a result of the issuance of the $100 million Trust Preferred Capital Securities discussed in Note I "Borrowed Funds" on page 41, while time deposits and Federal funds purchased were reduced. The Corporation's uses of funds continued a trend which started in 1995 of replacing securities with loans as the largest component of earning assets. This reflects the increases in loan volumes from a year ago.

                                         Percentage of Total Average
                                                   Assets
                                       -------------------------------
      SOURCES AND USES OF FUNDS          1997       1996       1995
----------------------------------------------------------------------
Sources of Funds:
  Deposits:
          Demand.....................       24.3%      23.9%      21.9%
          Time.......................       61.7       62.8       61.6
  Federal funds purchased............        2.4        3.3        6.4
  Equity capital.....................        8.0        8.0        8.2
  Borrowed funds.....................        2.3         .4         .3
  Other liabilities..................        1.3        1.6        1.6

                                       -------------------------------
     Total...........................      100.0%     100.0%     100.0%
                                       -------------------------------
Uses of Funds:
  Loans..............................       50.0%      46.4%      42.7%
  Securities.........................       30.2       34.6       39.5
  Federal funds sold.................        4.4        3.1        3.0
  Non-earning assets.................       15.4       15.9       14.8
                                       -------------------------------
          Total......................      100.0%     100.0%     100.0%
                                       -------------------------------

LOANS

     Average loans for 1997 were $2,470,841,000, an increase of 18.4 percent from 1996. This increase was driven by continued improved economic conditions in the Texas markets the Corporation serves and the 1997 acquisition.

                                                                           December 31,
                                       ------------------------------------------------------------------------------------
                                                  1997
                                       ---------------------------
LOAN PORTFOLIO ANALYSIS                              PERCENTAGE OF
(PERIOD-END BALANCES)                     AMOUNT      TOTAL LOANS        1996          1995          1994          1993
---------------------------------------------------------------------------------------------------------------------------
Real estate:
     Construction....................  $    116,100        4.4%      $     84,146  $     54,168  $     44,502  $     32,297
     Land............................        54,142        2.0             50,208        37,695        36,805        32,317
     Permanent Mortgages:
       Commercial....................       254,716        9.6            225,845       198,276       177,223       144,122
       Residential...................       461,635       17.5            422,985       339,650       277,786       276,165
     Other...........................       247,824        9.4            261,207       208,633       178,460       150,499
                                       ------------------------------------------------------------------------------------
     Total real estate...............     1,134,417       42.9          1,044,391       838,422       714,776       635,400
Commercial and industrial............       804,257       30.4            650,114       509,150       375,085       311,436
Consumer.............................       602,415       22.8            491,086       402,183       331,042       268,331
Financial institutions...............         3,767         .2             12,749        10,409         5,578           284
Foreign..............................        72,911        2.8             45,562        43,847        45,290        31,763
Purchasing or carrying securities....           788                         1,812         1,711         1,884         1,204
Other................................        27,285        1.0              8,908        13,068        13,386        17,797
Unearned discount....................        (2,318)       (.1)            (1,154)       (1,337)       (3,487)       (8,456)
                                       ------------------------------------------------------------------------------------
     Total...........................  $  2,643,522      100.0%      $  2,253,468  $  1,817,453  $  1,483,554  $  1,257,759
                                       ------------------------------------------------------------------------------------
Percent change from previous year....         +17.3%                        +24.0%        +22.5%        +18.0%        +22.1%

     Period-end loans increased to $2,643,522,000 at year-end 1997, up 17.3 percent from the previous year end. Most of the increase in period-end loans is attributable to commercial and consumer loans which increased $154 million and $111 million, respectively. Approximately 72 percent of the increase in loans from a year ago resulted from internally generated growth.

     Total real estate loans at December 31, 1997 were $1,134,417,000, up 8.6 percent from year-end 1996. Amortizing permanent mortgages represented 63.1 percent of the total real estate loan portfolio at year end. Residential mortgages increased $38,650,000 or 9.1 percent. Real estate loans categorized as "other" are primarily amortizing commercial and industrial loans with maturities of less than five years. Approximately 62 percent of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company), which historically has resulted in a lower risk, provides financial stability and is less susceptible to economic swings. See page 23 for further discussion for the loan portfolio and "Loan Maturity and Sensitivity" on page 58.

MEXICAN LOANS

     At December 31, 1997, the Corporation's cross-border outstandings to Mexico, excluding $24,314,000 in loans secured by liquid U.S. assets, totaled $48,597,000, up from $29,932,000 last year. The increase from a year ago represents the additional usage of lines of credit extended to Mexican banks to support trade-related transactions. Of the trade-related credits, approximately 89 percent are related to companies exporting from Mexico. In addition, loans insured by the Export Import Bank were made to Mexican businesses to purchase goods of the United States. At December 31, 1997, 1996 and 1995, none of the Mexican-related loans were on non-performing status.

                                                                               December 31
                                       --------------------------------------------------------------------------------------------
                                                     1997                                1996                          1995

                                       --------------------------------------------------------------------------------------------
                                                 PERCENTAGE   PERCENTAGE             Percentage   Percentage             Percentage
                                                  OF TOTAL     OF TOTAL               of Total     of Total               of Total
            MEXICAN LOANS              AMOUNT      LOANS        ASSETS     Amount      Loans        Assets     Amount      Loans
-----------------------------------------------------------------------------------------------------------------------------------
Financial institutions...............  $35,563       1.3%          .7%     $24,932       1.1%          .5%     $30,560       1.7%
Commercial and industrial............  13,034         .5           .2       5,000         .2           .1          26
                                       --------------------------------------------------------------------------------------------
  Total..............................  $48,597       1.8%          .9%     $29,932       1.3%          .6%     $30,586       1.7%
                                       --------------------------------------------------------------------------------------------

                                       Percentage
                                        of Total
            MEXICAN LOANS                Assets
-------------------------------------
Financial institutions...............       .7%
Commercial and industrial............

  Total..............................       .7%

The above table excludes $24,314,000, $15,630,000 and $13,261,000 in loans secured by liquid assets held in the United States in 1997, 1996 and 1995, respectively.

NON-PERFORMING ASSETS

     Non-performing assets were $17,213,000 at December 31, 1997, compared with $12,371,000 at December 31, 1996 and $16,307,000 at December 31, 1995.
Non-performing assets as a percentage of total loans and foreclosed assets were .65 percent at December 31, 1997, up from .55 percent one year ago.

                                                            December 31
                                       -----------------------------------------------------
        NON-PERFORMING ASSETS            1997       1996       1995       1994       1993
--------------------------------------------------------------------------------------------
Non-accrual and restructured loans...  $  12,702  $  10,129  $  14,798  $  16,664  $  27,677
Foreclosed assets....................      4,511      2,242      1,509      3,311      3,433
                                       -----------------------------------------------------
    Total............................  $  17,213  $  12,371  $  16,307  $  19,975  $  31,110
                                       -----------------------------------------------------
As a percentage of total assets......        .33%       .25%       .39%       .53%       .85%
As a percentage of total loans plus
  foreclosed assets..................        .65        .55        .90       1.34       2.47
After-tax impact of lost interest per
  common share.......................  $     .04  $     .04  $     .05  $     .07  $     .10
Accruing loans 90 days past due:
  Consumer...........................  $   3,378  $   1,829  $   1,276  $     574  $     765
  All other..........................      3,273      4,082      3,912      3,070      3,827
                                       -----------------------------------------------------
    Total............................  $   6,651  $   5,911  $   5,188  $   3,644  $   4,592
                                       -----------------------------------------------------

Interest income that would have been recorded in 1997 on non-performing assets, had such assets performed in accordance with their original contract terms, was $1,131,000 on non-accrual and restructured loans and $218,000 on foreclosed assets. During 1997, the amount of interest income actually recorded on non-accrual and restructured loans was $564,000.

Loans 90 days past due include $50,000 in foreign loans.

     Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. All non-consumer loans 90 days or more past due are classified as non-accrual unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest income is not recognized until collected, and any previously accrued but uncollected interest is reversed. Restructured loans have been modified as to original terms, resulting in a reduction or deferral of principal and/or interest as a concession to the debtor. Classification of an asset in the non-performing category does not preclude ultimate collection of loan principal or interest.

     At December 31, 1997, the Corporation had $3,351,000 in loans to borrowers experiencing financial difficulties which had not been included in either of the non-accrual, restructured or 90 days past due loan categories. Management monitors such loans closely and reviews their performance on a regular basis.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses was $41,846,000 or 1.58 percent of period-end loans at December 31, 1997, compared to $37,626,000 or 1.67 percent of period-end loans at year-end 1996. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 329.4 percent at December 31, 1997, compared with 371.5 percent at December 31, 1996.

     The Corporation recorded a $7,900,000 provision for possible loan losses during 1997, compared to $7,300,000 and $6,272,000 recorded during 1996 and 1995, respectively. The provision is reflective of the continued growth in the loan portfolio.

     The Corporation recorded net charge-offs of $5,785,000 for the year ended December 31, 1997, compared to net charge-offs of $2,569,000 and $436,000 in 1996 and 1995, respectively. The Corporation's gross charge-offs in 1997 consisted primarily of consumer loans which increased $3.5 million to $7.2 million and commercial and industrial which decreased $4.4 million to $1.7 million. The Corporation's charge-offs in 1996 consisted primarily of commercial and industrial loans which increased to $6.2 million from $654,000 in 1995 and consumer loans which decreased slightly from 1995. The Corporation's charge-offs in 1995 consisted primarily of consumer loan charge-offs, which increased to $3.8 million in 1995 from $2.4 million the previous year primarily as a result of the increased loan volumes.

                                                              Year Ended December 31
                                       --------------------------------------------------------------------
 ALLOWANCE FOR POSSIBLE LOAN LOSSES        1997          1996          1995          1994          1993
-----------------------------------------------------------------------------------------------------------
Average loans outstanding during
  year, net of unearned discount.....  $  2,470,841  $  2,086,816  $  1,682,541  $  1,339,656  $  1,171,825
                                       --------------------------------------------------------------------
Balance of allowance for possible
  loan losses at beginning of year...  $     37,626  $     32,268  $     26,002  $     26,298  $     31,897
Provision (credit) for possible loan
  losses.............................         7,900         7,300         6,272                      (6,085)
Loan loss reserve of acquired
  (disposed) institutions............         2,105           627           430        (2,423)
Charge-offs:
  Real estate........................          (644)         (351)         (228)       (1,349)       (3,481)
  Commercial and industrial..........        (1,743)       (6,176)         (654)         (316)       (1,287)
  Consumer...........................        (7,163)       (3,709)       (3,797)       (2,357)       (3,369)
  Other, including foreign...........           (40)           (9)           (2)                        (63)
                                       --------------------------------------------------------------------
     Total charge-offs...............        (9,590)      (10,245)       (4,681)       (4,022)       (8,200)
                                       --------------------------------------------------------------------
Recoveries:
  Real estate........................           943         2,467         1,258         1,970         2,412
  Commercial and industrial..........           896         3,665         1,722         2,434         3,577
  Consumer...........................         1,840         1,416         1,211         1,692         2,237
  Other, including foreign...........           126           128            54            53           460
                                       --------------------------------------------------------------------
     Total recoveries................         3,805         7,676         4,245         6,149         8,686
                                       --------------------------------------------------------------------
Net (charge-offs) recoveries.........        (5,785)       (2,569)         (436)        2,127           486
                                       --------------------------------------------------------------------
Balance of allowance for possible
  loan losses at end of year.........  $     41,846  $     37,626  $     32,268  $     26,002  $     26,298
                                       --------------------------------------------------------------------
Net (charge-offs) recoveries as a
  percentage of average loans
  outstanding during year, net of
  unearned discount..................          (.23)%         (.12)%         (.03)%          .16%          .04%
Allowance for possible loan losses as
  a percentage of year-end loans, net
  of unearned discount...............          1.58          1.67          1.78          1.75          2.09

There were no foreign charge-offs in 1997-1993.

     The Corporation has certain lending policies and procedures in place which are designed to maximize loan income within an acceptable level of risk. These policies and procedures, some of which are described below, are reviewed regularly by senior management. A reporting system supplements this review process by providing management and the board of directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.

     Commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans vary from supporting seasonal working capital needs to term financing of equipment. These loans are underwritten focusing on evaluating and understanding management's ability to operate profitably and prudently expand their business. Once it is determined management possess sound ethics and solid business acumen, current and projected cash flows are examined to determine the ability to repay their obligations as agreed upon. In addition, collateral must be of good quality and single purpose projects are avoided. Underwriting standards are designed to promote relationship banking rather than transactional banking. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate collateral margins.

     Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. At December 31, 1997, the Corporation had no concentration of commercial and industrial loans in any single industry that exceeded 10 percent of total loans.

     The diversity of the commercial real estate portfolio allows the Corporation to reduce the impact of a decline in a single market or industry. In addition to monitoring and evaluating commercial real estate loans based on collateral, geography and risk grade criteria, management closely tracks its level of owner-occupied commercial real estate loans versus non-owner occupied loans. Additionally, the Corporation utilizes the knowledge of third party experts to provide insight and guidance about the economic conditions and dynamics of the markets served by the Corporation. Within the commercial real estate loan category, the Corporation's primary focus has been the growth of loans secured by owner-occupied properties. At December 31, 1997, a majority of the Corporation's commercial real estate loans were secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must withstand the analysis of a commercial loan and the underwriting process of a commercial real estate loan.

     Loans secured by non-owner occupied commercial real estate are made to developers and builders who have a relationship with the Corporation and who have a proven record of success. These loans are underwritten through the use of feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation. These loans are closely monitored by on-site inspections and are considered to have higher risks than the other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

     The consumer loan portfolio has three distinct segments -- indirect consumer loans, which represent 59 percent of the consumer loan portfolio, direct non-real estate consumer loans, which represent 26 percent of the portfolio and direct real estate consumer loans, which represent 15 percent. The indirect segment is composed almost exclusively of new and used automobile financing. Non-real estate direct loans include automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities. The direct real estate loans are primarily extended for home improvement purposes and residential lot financing for future homesteads. In addition, on November 4, 1997, Texas voters approved a constitutional amendment allowing for the existence of home equity loans in the State of Texas. Effective January 1, 1998, the Corporation began offering home equity loans up to 80 percent of the estimated value of the personal residence of the borrower less the balances on existing mortgage and home improvement loans. Home equity loans will be offered for a variety of purposes including: education, business start-ups, debt consolidation and automobile financing. It is anticipated this product will become another distinct segment of the consumer portfolio before the end of the year. Primary growth of this product is expected to be from existing customers. Underwriting standards for this product are heavily influenced by the statute requirements, which include but are not limited to; maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

     A computer based credit scoring analysis is used to supplement the consumer loan underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes the risk. Additionally, trend and outlook reports are provided to senior management on a frequent basis to aid in planning.

     The Corporation has an independent Loan Review Division that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to senior management and the board of directors. Loan Review's function complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel as well as the Corporation's policies and procedures.

     Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

     An allowance for possible loan losses is maintained in an amount which, in management's judgment, provides an adequate reserve to absorb possible loan losses. Industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, the impact of rising interest rates, experience level and effectiveness of employees, economic, competitive, political and regulatory conditions and other pertinent factors are all considered in determining the adequacy of the allowance.

     An audit committee of non-management directors reviews the adequacy of the allowance for possible loan losses quarterly.

                                                                              December 31
                                       ------------------------------------------------------------------------------------------
                                                1997                       1996                       1995                1994
                                       -----------------------   ------------------------   ------------------------   ----------
                                       ALLOWANCE                 Allowance                  Allowance                  Allowance
                                          FOR         AS A          for          As a          for          As a          for
                                       POSSIBLE    PERCENTAGE     Possible    Percentage     Possible    Percentage     Possible
ALLOCATION OF ALLOWANCE                  LOAN       OF TOTAL        Loan       of Total        Loan       of Total        Loan
FOR POSSIBLE LOAN LOSSES                LOSSES        LOANS        Losses        Loans        Losses        Loans        Losses
---------------------------------------------------------------------------------------------------------------------------------
Commercial and industrial............   $10,868         .41%      $  6,897         .31%      $  8,151         .45%      $  4,291
Real estate..........................     6,933         .26          7,564         .34          9,593         .53          8,842
Consumer.............................    17,391         .66         13,819         .61         12,124         .67         10,387
Purchasing or carrying securities....        88                          6                          6                          7
Financial institutions...............        60                         44                         32                         28
Other, including foreign.............       371         .01            213         .01            167         .01            160
Not allocated........................     6,135         .24          9,083         .40          2,195         .12          2,287
                                       ------------------------------------------------------------------------------------------

   Total.............................   $41,846        1.58%      $ 37,626        1.67%      $ 32,268        1.78%      $ 26,002
                                       ------------------------------------------------------------------------------------------

                                                               1993
                                                     ------------------------
                                                     Allowance
                                          As a          for          As a
                                       Percentage     Possible    Percentage
ALLOCATION OF ALLOWANCE                 of Total        Loan       of Total
FOR POSSIBLE LOAN LOSSES                  Loans        Losses        Loans
-------------------------------------
Commercial and industrial............       .29%      $  3,453         .27%
Real estate..........................       .60         10,432         .83
Consumer.............................       .70          6,756         .54
Purchasing or carrying securities....                        3
Financial institutions...............                        8
Other, including foreign.............       .01            332         .03
Not allocated........................       .15          5,314         .42

   Total.............................      1.75%      $ 26,298        2.09%

     Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. The unallocated portion of the allowance represents an additional amount beyond that specifically reserved for specific risks available to absorb unidentified losses in the current loan portfolio.

SECURITIES

     Total securities, including securities available for sale, were $1,491,518,000 at year-end 1997 compared to $1,476,424,000 a year ago.
Securities available for sale totaled $1,342,759,000 at December 31, 1997, compared to $1,299,285,000 at year-end 1996. These securities consist primarily of U.S. Treasury securities and obligations of U.S. Government agencies. The remaining securities, consisting primarily of U.S. Government agency obligations, are classified as securities held to maturity and are carried at amortized cost.

     Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Available for sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

     The average yield of the securities portfolio for the year ended December 31, 1997 was 6.40 percent compared with 6.42 percent for 1996. See page 59 "Maturity Distribution and Securities Portfolio Yields."

                                                                          December 31
                                        --------------------------------------------------------------------------------
                                                  1997                        1996                        1995
                                        ------------------------    ------------------------    ------------------------
                                        PERIOD-END    PERCENTAGE    Period-end    Percentage    Period-end    Percentage
SECURITIES                               BALANCE       OF TOTAL      Balance       of Total      Balance       of Total
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury........................   $  310,380         20.8%    $  231,351         15.7%    $  223,457         14.5%
U.S. Government agencies
  and corporations...................    1,168,691          78.4     1,233,238          83.5     1,301,731          84.7
States and political subdivisions....        5,093            .3         5,449            .4         5,527            .4
Other................................        7,354            .5         6,386            .4         5,852            .4
                                        --------------------------------------------------------------------------------
     Total...........................   $1,491,518        100.0%    $1,476,424        100.0%    $1,536,567        100.0%
                                        --------------------------------------------------------------------------------
Average yield earned during the year
  (taxable-equivalent basis).........         6.40%                       6.42%                       6.36%

INTEREST RATE SWAPS/FLOORS

     During 1997, the Corporation continued its strategy of entering into off-balance sheet interest rate swaps to hedge its interest rate risk by essentially converting fixed-rate loans into synthetic variable-rate instruments. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match their view of the interest rate sensitivity of the Corporation's funding sources. The Corporation had 42 interest rate swaps at December 31, 1997 compared to 31 interest rate swaps at December 31, 1996. Each swap was a hedge against a specific commercial fixed-rate loan or against a specific pool of consumer fixed-rate loans, with a notional amount of $267 million and $251 million, respectively. In each case, the amortization of the interest rate swap generally matches the expected amortization of the underlying loan or pool of loans and was a hedge against either a specific commercial loan or a specific pool of consumer loans with lives ranging from two to ten years. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under these interest rate swap contracts is accrued as an adjustment to interest income and was not considered material in 1997 and 1996.

     During 1997, the Corporation entered into three interest rate floor agreements with a notional amount totaling $500 million for three years. The interest rate floors were intended to hedge floating interest rate exposure in commercial loan accounts in an environment of falling interest rates.

DEPOSITS

     Total average demand deposits increased 11.8 percent from 1996. This can be attributed to an increase in commercial and individual and correspondent bank deposit levels of $103.4 million and $24.9 million, respectively. The increase in commercial and individual is partially related to the 1997 acquisition. The Corporation has made a strategic effort in growing its correspondent bank relationships in the markets it serves. Reflective of this effort and continued growth, the Corporation ranks 29th in the United States for correspondent bank balances as of June 30, 1997.

                                                1997                      1996                    1995
                                        ---------------------     ---------------------   --------------------
                                         AVERAGE      PERCENT      Average      Percent    Average     Percent
DEMAND DEPOSITS                          BALANCE      CHANGE       Balance      Change     Balance     Change
--------------------------------------------------------------------------------------------------------------
Commercial and individual............   $  935,779     +12.4%     $  832,356     +19.5%   $  696,499     +3.4%
Correspondent banks..................      223,621     +12.5         198,750     +51.4       131,295     +5.5
Public funds.........................       43,177     - 3.9          44,923     +22.2        36,772    - 4.6
                                        ----------                ----------              ----------
     Total...........................   $1,202,577     +11.8      $1,076,029     +24.5    $  864,566     +3.3
                                        ----------                ----------              ----------

     Total average time deposits increased 8.1 percent from 1996 with the largest increase coming from money market deposit accounts partially related to the 1997 acquisition. Public funds in 1996 increased 94.7 percent from 1995 levels to $245.3 million primarily due to the conversion of a repurchase agreement into a time deposit in 1996 as well as an increase in deposits by a taxing authority.

                                                   1997                            1996                         1995
                                       ----------------------------    -----------------------------    --------------------
                                        AVERAGE    PERCENT              Average     Percent              Average     Percent
TIME DEPOSITS                           BALANCE    CHANGE     COST      Balance     Change     Cost      Balance     Change
----------------------------------------------------------------------------------------------------------------------------
Savings and Interest-on-Checking.....  $ 736,174    + 1.9%     1.22%   $ 722,518     +  .3%    1.36 %   $ 720,489     - 9.5%
Money market deposit accounts........    974,341    +20.2      4.00      810,616     +31.4     3.93       616,931     +12.7
Time accounts of $100,000 or more....    517,027    +12.3      5.12      460,196     + 2.0     4.95       450,959     +23.6
Time accounts under $100,000.........    568,001    - 3.2      4.76      586,675     +14.1     4.84       513,999     + 5.0
Public funds.........................    257,189    + 4.9      4.51      245,266     +94.7     4.36       125,971     +46.3
                                       ---------                       ---------                        ---------
    Total............................  $3,052,732   + 8.1      3.71    $2,825,271    +16.3     3.66     $2,428,349    + 6.3
                                       ---------                       ---------                        ---------

TIME DEPOSITS                           Cost
-------------------------------------
Savings and Interest-on-Checking.....    1.76%
Money market deposit accounts........    3.84
Time accounts of $100,000 or more....    5.09
Time accounts under $100,000.........    4.87
Public funds.........................    4.33
    Total............................    3.70

     The following table summarizes the certificates of deposits in amounts of $100,000 or more as of December 31, 1997 by time remaining until maturity.

                                              December 31
                                       -------------------------
                                                 1997
    REMAINING MATURITY OF PRIVATE      -------------------------
       CERTIFICATES OF DEPOSIT                        PERCENTAGE
         OF $100,000 OR MORE             AMOUNT        OF TOTAL
----------------------------------------------------------------
Three months or less.................  $    63,431        11.6%
After three, within six months.......      117,141        21.4
After six, within twelve months......      179,753        32.9
After twelve months..................      186,255        34.1
                                       -------------------------
     Total...........................  $   546,580       100.0%
                                       -------------------------
Percentage of total private time
  deposits                                                19.1%

Other time deposits of $100,000 or more were $185,527,000 at December 31, 1997. Of this amount 74.6 percent matures within three months, 6.5 percent matures between three and six months and the remainder matures between six months and one year.

     Mexico is a part of the natural trade territory of the banking offices of Cullen/Frost. Thus, dollar-denominated foreign deposits from Mexican sources have traditionally been a significant source of funding. The Corporation's average foreign deposits increased 5.9 percent from 1996. The Mexican economic recovery and growth in manufacturing which began in 1996 continued to improve in 1997.

          FOREIGN DEPOSITS                1997        1996        1995
-------------------------------------------------------------------------
Average balance......................  $  607,642  $  573,583  $  562,191
Percentage of total average
  deposits...........................        14.3%       14.7%       17.1%

SHORT-TERM BORROWINGS
     The Corporation's primary source of short-term borrowings is Federal funds purchased from correspondent banks and securities sold under repurchase agreements in the natural trade territories of the Cullen/Frost subsidiary banks, as well as from upstream banks. The increase in the net funds position in 1997 is a direct result of the Corporation's use of funds acquired from the issuance of the $100 million Trust Preferred Capital Securities. In 1996, the conversion of a repurchase agreement into a time deposit and an increase in deposit levels resulted in an offset position for the Corporation in Federal funds.

                                                1997                    1996                    1995
                                        --------------------    --------------------    ---------------------
                                        AVERAGE     AVERAGE     Average     Average      Average     Average
FEDERAL FUNDS                           BALANCE       RATE      Balance       Rate       Balance       Rate
-------------------------------------------------------------------------------------------------------------
Federal funds sold...................   $217,771      5.44%     $138,811      5.21%     $ 117,158      5.75%
Federal funds purchased and
  securities sold under repurchase
  agreements.........................    117,616      4.60       144,804      4.79        251,392      5.29
                                        --------                --------                ---------
Net funds position...................   $100,155                $ (5,993)               $(134,234)
                                        --------                --------                ---------

FEDERAL FUNDS PURCHASED AND                  Year Ended December 31
SECURITIES                             ----------------------------------
SOLD UNDER REPURCHASE AGREEMENTS          1997        1996        1995
-------------------------------------------------------------------------
Balance at year end..................  $  132,112  $  174,107  $  111,395
Maximum month-end balance............     144,748     226,867     367,154

     Other funding sources include a $7,500,000 short-term line of credit to the parent Corporation used for short-term liquidity needs. There were no borrowings outstanding from this source at December 31, 1997 and 1996.

GUARANTEED PREFERRED BENEFICIAL INTEREST IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
     During February 1997, the Corporation issued $100 million of its 8.42 percent Capital Securities, Series A which represent a beneficial interest in Cullen/Frost Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation. The Issuer Trust used the proceeds of the sale of the Capital Securities to purchase Junior Subordinated Debentures of Cullen/Frost. Of these proceeds, the Corporation used $55.3 million for the acquisition of Harrisburg Bancshares, Inc. and $17.8 million for the repurchase of shares of the Corporation. The $100 million Trust Preferred Capital Securities are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes and are reported as debt on the balance sheet. See Note I "Borrowed Funds" on page 41.

CAPITAL
     At December 31, 1997, shareholders' equity reached the highest level in the Corporation's history, $408,405,000, an increase of 7.8 percent from $378,943,000 at December 31, 1996. The increase in 1997 was due primarily to earnings growth partially offset by $21.5 million of dividends paid and $17.8 million paid for the repurchase of shares of the Corporation. The Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $8.7 million as of December 31, 1997 compared to $7.6 million as of December 31, 1996. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios.

     The Corporation paid a quarterly dividend of $.21 per common share during the first quarter of 1997 increasing to $.25 per common share during the second, third and fourth quarters of 1997. This equates to a dividend payout ratio of
33.8 percent compared to 32.9 percent in 1996. During the second quarter of 1996, the Corporation declared and distributed a two-for-one stock split and raised its cash dividend 20 percent to $.21 per common share compared to $.175 per common share in the first quarter of 1996. In addition, the Corporation announced that its Board of Directors had authorized it to repurchase up to 500,000 shares of its common stock from time to time. As of the date hereof, 378,700 shares have been repurchased under this program at an average price of $43.02 per share. The Corporation expects to rescind the stock repurchase program at its April 1998 Board of Directors meeting. The Corporation continues to reissue treasury shares through its employee stock plans and has 282,581 treasury shares at March 20, 1998.

     The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. For the Corporation's capital ratios at December 31, 1997 and 1996, see Note L "Capital" on page 43.

FORWARD-LOOKING STATEMENTS
     The Corporation may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, expected Year 2000 compliance program, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

PARENT CORPORATION
     Historically, a large portion of the parent Corporation's income which provides funds for the payment of dividends to shareholders and for other corporate purposes has been derived from Cullen/Frost's investments in subsidiaries. Dividends received from the subsidiaries are based upon each bank's earnings and capital position. See Note K "Dividends" on page 43. Management fees are not assessed.

NON-BANKING SUBSIDIARIES
     Cullen/Frost has three principal non-banking subsidiaries. Main Plaza Corporation occasionally makes loans to qualified borrowers. Such loans are typically funded with borrowings against Cullen/Frost's current cash or borrowing against credit lines. Daltex General Agency, Inc., a managing general insurance agency, provides vendor's single interest insurance for Cullen/Frost subsidiary banks. The New Galveston Company is a wholly-owned second tier bank holding company subsidiary which holds all shares of each banking and non-banking subsidiary.

SUBSEQUENT EVENTS
  PENDING ACQUISITION

     On February 15, 1998, the Corporation signed a definitive agreement providing for the merger of Overton Bancshares, Inc., in Fort Worth, Texas which owns Overton Bank and Trust N.A., ("Overton") into the Corporation. The merger, which is expected to be accounted for as a pooling-of-interests transaction, will be the Corporation's first entry into Fort Worth, Texas and is expected to be consummated in the second quarter of this year. The Corporation will issue approximately 4.4 million common shares as part of this transaction. Overton is a $732 million deposit bank with loans of $468 million, total assets of $863 million and had the sixth largest market share in the Fort Worth MSA. The Corporation expects to take a one-time charge of $7.7 million at the consummation of the transaction. This transaction is expected to be slightly dilutive to 1998 earnings and accretive thereafter.

  COMPLETED ACQUISITION

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank based in Houston, Texas. The total cash consideration was funded through internal sources including funds provided by the issuance of the $100 million Trust Preferred Capital Securities, see Note I "Borrowed Funds" on page 41.
The purchase method of accounting will be used to record the transaction and as such the purchase price will be allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. Total intangibles associated with the acquisition amounted to approximately $34.2 million. This acquisition is not expected to have a material impact on the Corporation's 1998 net income.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Cullen/Frost Bankers, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

     In meeting its responsibility both for the integrity and fairness of these financial statements and information, management depends on the accounting systems and related internal accounting controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures and that assets are safeguarded and that proper and reliable records are maintained.

     The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls should not exceed the related benefits. As an integral part of the system of internal controls, Cullen/Frost maintains an internal audit staff which monitors compliance with and evaluates the effectiveness of the system of internal controls and coordinates audit coverage with the independent auditors.

     The Audit Committee of Cullen/Frost's Board of Directors, which is composed entirely of directors independent of management, meets regularly with management, regulatory examiners, internal auditors, the asset review staff and independent auditors to discuss financial reporting matters, internal controls, regulatory reports, internal auditing and the nature, scope and results of the audit efforts. Internal Audit and Asset Review report directly to the Audit Committee. The banking regulators, internal auditors and independent auditors have direct access to the Audit Committee.

     The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors and by the shareholders. The audit by the independent auditors provides an additional assessment of the degree to which Cullen/Frost's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include their consideration of internal controls and performance of selected tests of transactions and records, as they deem appropriate. These auditing procedures are designed to provide an additional reasonable level of assurance that the financial statements are fairly presented in accordance with generally accepted accounting principles in all material respects.

/s/ RICHARD W. EVANS, JR.              /s/ PHILLIP D. GREEN
Richard W. Evans, Jr.                  Phillip D. Green
Chairman                               Executive Vice President
                                       and Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             Year Ended December 31
                                        --------------------------------
                                          1997        1996        1995
------------------------------------------------------------------------
INTEREST INCOME:
     Loans, including fees...........   $217,432    $183,724    $150,497
     Securities:
       Taxable.......................     95,146      99,237      98,521
       Tax-exempt....................        298         325         341
                                        --------------------------------
          Total securities...........     95,444      99,562      98,862
Time deposits........................                      1           2
Federal funds sold and securities
  purchased under resale agreements..     11,839       7,226       6,732
                                        --------------------------------
             TOTAL INTEREST INCOME...    324,715     290,513     256,093
INTEREST EXPENSE:
     Deposits........................    113,114     103,475      89,809
     Federal funds purchased and
       securities sold under
       repurchase agreements.........      5,411       6,937      13,296
     Guaranteed preferred beneficial
       interests in the Corporation's
       subordinated debentures.......      7,652
     Other borrowings................      1,294       1,019         733
                                        --------------------------------
             TOTAL INTEREST
               EXPENSE...............    127,471     111,431     103,838
                                        --------------------------------
             NET INTEREST INCOME.....    197,244     179,082     152,255
Provision for possible loan losses...      7,900       7,300       6,272
                                        --------------------------------
             NET INTEREST INCOME
               AFTER PROVISION FOR
               POSSIBLE LOAN
               LOSSES................    189,344     171,782     145,983
NON-INTEREST INCOME:
     Trust fees......................     39,971      34,031      31,762
     Service charges on deposit
       accounts......................     43,727      38,294      30,382
     Other service charges,
       collection and exchange
       charges, commissions and
       fees..........................     10,148       8,764      11,055
     Net gain (loss) on securities
       transactions..................        494        (980)     (1,396)
     Other...........................     14,992      14,426      15,940
                                        --------------------------------
             TOTAL NON-INTEREST
               INCOME................    109,332      94,535      87,743
NON-INTEREST EXPENSE:
     Salaries and wages..............     81,816      71,788      58,177
     Pension and other employee
       benefits......................     16,849      15,351      10,905
     Net occupancy of banking
       premises......................     19,496      18,782      17,992
     Furniture and equipment.........     12,463      11,789      11,259
     Intangible amortization.........     11,920      11,306       8,124
     Other...........................     57,412      51,564      55,992
                                        --------------------------------
             TOTAL NON-INTEREST
               EXPENSE...............    199,956     180,580     162,449
                                        --------------------------------
             INCOME BEFORE INCOME
               TAXES.................     98,720      85,737      71,277
Income taxes.........................     35,235      30,759      24,998
                                        --------------------------------
             NET INCOME..............   $ 63,485    $ 54,978    $ 46,279
                                        --------------------------------
Net income per share:
     Basic...........................   $   2.84    $   2.45    $   2.07
     Diluted.........................       2.75        2.40        2.04
Dividends per share..................        .96         .81         .57

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              December 31
                                       --------------------------
                                           1997          1996
-----------------------------------------------------------------
ASSETS
Cash and due from banks..............  $    604,227  $    872,028
Securities held to maturity (market
  value: 1997 -- $153,337;
  1996 -- $181,029)..................       148,759       177,139
Securities available for sale........     1,342,759     1,299,285
Federal funds sold...................       190,000        52,850
Loans, net of unearned discount of
  $2,318 in 1997 and $1,154 in
  1996...............................     2,643,522     2,253,468
  Less:  Allowance for possible loan
     losses..........................       (41,846)      (37,626)
                                       --------------------------
     Net loans.......................     2,601,676     2,215,842
Banking premises and equipment.......       109,654       101,625
Accrued interest and other assets....       233,513       169,615
                                       --------------------------
       TOTAL ASSETS..................  $  5,230,588  $  4,888,384
                                       --------------------------
LIABILITIES
Demand deposits:
  Commercial and individual..........  $  1,101,862  $    941,991
  Correspondent banks................       185,228       337,996
  Public funds.......................        51,733        51,228
                                       --------------------------
       Total demand deposits.........     1,338,823     1,331,215
Time deposits:
  Savings and Interest-on-Checking...       766,416       726,700
  Money market deposit accounts......       996,110       876,382
  Time accounts......................     1,102,184     1,026,547
  Public funds.......................       280,378       281,750
                                       --------------------------
       Total time deposits...........     3,145,088     2,911,379
                                       --------------------------
       Total deposits................     4,483,911     4,242,594
Federal funds purchased and
  securities sold under repurchase
  agreements.........................       132,112       174,107
Accrued interest and other
  liabilities........................       107,757        92,740
Guaranteed preferred beneficial
  interest in the Corporation's
  junior subordinated deferrable
  interest debentures, net...........        98,403
                                       --------------------------
       TOTAL LIABILITIES.............     4,822,183     4,509,441
SHAREHOLDERS' EQUITY
Common stock, par value $5 per
  share..............................       112,710       112,410
       Shares authorized:
      1997 -- 60,000,000;
      1996 -- 30,000,000
       Shares issued:
      1997 -- 22,541,991;
      1996 -- 22,482,113
Surplus..............................        65,931        63,480
Retained earnings....................       233,412       195,451
Unrealized gain on securities
available for sale, net of tax.......         8,668         7,602
Treasury stock at cost (276,721
shares)..............................       (12,316)
                                       --------------------------
       TOTAL SHAREHOLDERS' EQUITY....       408,405       378,943
                                       --------------------------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY.........  $  5,230,588  $  4,888,384
                                       --------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                              Year Ended December 31
                                       -------------------------------------
                                          1997          1996         1995
----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income...........................  $    63,485    $  54,978    $  46,279
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Provision for possible loan
       losses........................        7,900        7,300        6,272
     Provision for real estate
       losses........................           43                       610
     Credit for deferred taxes.......       (6,382)      (3,952)      (1,150)
     Accretion of discounts on
       loans.........................       (1,148)        (970)      (1,870)
     Accretion of securities'
       discounts.....................      (11,769)     (15,568)     (17,031)
     Amortization of securities'
       premiums......................        3,429        2,827        2,248
     Net realized (gain) loss on
       securities transactions.......         (494)         980        1,396
     Net gain on sale of assets......         (348)      (1,292)      (5,297)
     Depreciation and amortization...       23,378       22,440       18,825
     Increase in accrued interest
       receivable....................       (6,356)      (2,850)      (3,092)
     Increase in accrued interest
       payable.......................        4,417          876        2,763
     Net change in other assets and
       liabilities...................      (32,321)         (78)      35,936
                                       -------------------------------------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                           43,834       64,691       85,889
INVESTING ACTIVITIES
Proceeds from maturities of
  securities held to maturity........       29,078       33,339      106,424
Purchases of securities held to
  maturity...........................         (920)                     (833)
Proceeds from sales of securities
  available for sale.................      423,942      215,983      147,468
Proceeds from maturities of
  securities available for sale......      864,269      545,960      677,915
Purchases of securities available for
  sale...............................   (1,276,661)    (648,729)    (806,723)
Net increase in loan portfolio.......     (291,497)    (232,375)    (208,107)
Proceeds from sales of equipment.....           48           75           31
Purchases of premises and
  equipment..........................      (14,981)     (12,169)      (6,352)
Proceeds from sales of repossessed
  properties.........................        1,195          788        1,719
Net cash and cash equivalents
  received from bank acquisitions....       14,277       19,198        8,734
                                       -------------------------------------
     NET CASH USED BY INVESTING
       ACTIVITIES....................     (251,250)     (77,930)     (79,724)
FINANCING ACTIVITIES
Net increase in demand deposits, IOC
  accounts, and savings accounts.....       60,262      441,273      305,696
Net (decrease)/increase in
  certificates of deposit............       (2,567)    (182,067)      68,329
Net (decrease)/increase in Federal
  funds purchased and securities sold
  under repurchase agreements........      (41,995)      62,712     (267,565)
Net proceeds from issuance of
  guaranteed preferred beneficial
  interest in the Corporation's
  subordinated debentures............       98,353
Proceeds from employee stock purchase
  plan and options...................        1,989          325          691
Purchase of treasury stock...........      (17,814)
Dividends paid.......................      (21,463)     (18,073)     (12,723)
                                       -------------------------------------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES....................       76,765      304,170       94,428
                                       -------------------------------------
     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS..............     (130,651)     290,931      100,593
Cash and cash equivalents at
  beginning of year..................      924,878      633,947      533,354
                                       -------------------------------------
     CASH AND CASH EQUIVALENTS AT END
       OF YEAR.......................  $   794,227    $ 924,878    $ 633,947
                                       -------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                                                 Unrealized
                                                                               Gain (Loss) on
                                                                                 Securities
                                            Common                 Retained      Available       Treasury
                                            Stock      Surplus     Earnings       for Sale        Stock       Total
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995..............   $ 55,615    $116,362    $126,038       $ (2,578)                  $295,437
    Net Income for 1995.................                             46,279                                    46,279
    Proceeds from employee stock
      purchase plan and options.........        250         475         (34)                                      691
    Tax benefit related to exercise of
      stock options.....................                    503                                                   503
    Issuance of restricted stock........        132       1,078                                                 1,210
    Restricted stock plan deferred
      compensation, net.................                               (997)                                     (997)
    Adjustment to unrealized gain on
      securities available for sale, net
      of tax............................                                            11,064                     11,064
    Cash dividend.......................                            (12,723)                                  (12,723)
                                           --------------------------------------------------------------------------
Balance at December 31, 1995............     55,997     118,418     158,563          8,486                    341,464
    Net Income for 1996.................                             54,978                                    54,978
    Proceeds from employee stock
      purchase plan and options.........        300         434        (409)                                      325
    Tax benefit related to exercise of
      stock options.....................                    661                                                   661
    Issuance of restricted stock........         15          65                                                    80
    Restricted stock plan deferred
      compensation, net.................                                392                                       392
    Adjustment to unrealized gain on
      securities available for sale, net
      of tax............................                                              (884)                      (884)
    Cash dividend.......................                            (18,073)                                  (18,073)
    Two-for-one stock split.............     56,098     (56,098)
                                           --------------------------------------------------------------------------
Balance at December 31, 1996............    112,410      63,480     195,451          7,602                    378,943
    Net Income for 1997.................                             63,485                                    63,485
    Proceeds from employee stock
      purchase plan and options.........        300         437      (1,949)                     $  3,201       1,989
    Tax benefit related to exercise of
      stock options.....................                  1,492                                                 1,492
    Purchase of treasury stock..........                                                          (17,814)    (17,814)
    Issuance of restricted stock........                    522                                     2,297       2,819
    Restricted stock plan deferred
      compensation, net.................                             (2,112)                                   (2,112)
    Adjustment to unrealized gain on
      securities available for sale, net
      of tax............................                                             1,066                      1,066
    Cash dividend.......................                            (21,463)                                  (21,463)
                                           --------------------------------------------------------------------------
Balance at December 31, 1997............   $112,710    $ 65,931    $233,412       $  8,668       $(12,316)   $408,405
                                           --------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     Cullen/Frost Bankers, Inc., ("Cullen/Frost" or "the Corporation") through its wholly-owned subsidiary banks provides a broad array of products and services throughout central and south Texas. In addition to general commercial banking, other products and services offered include trust and investment management, mortgage banking, leasing, asset-based lending, treasury management and item processing.

     The accounting and reporting policies followed by Cullen/Frost are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant accounting and reporting policies are summarized below.

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Cullen/Frost and its wholly-owned subsidiaries. Condensed parent company financial statements reflect investments in subsidiaries using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to make prior years comparable.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     SECURITIES -- Securities are classified as held to maturity and carried at amortized cost when the Corporation has the intent and ability to hold the securities until maturity. Securities to be held for indefinite periods of time are classified as available for sale and stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The adjusted carrying value of the specific security sold is used to compute gain or loss on the sale of securities. Declines in value other than temporary declines are adjusted against the security with a charge to operations.

     LOANS -- Interest on loans is accrued and accreted to operations based on the principal amount outstanding. Interest on certain consumer loans is recognized over their respective terms using a method which approximates the interest method. Generally, loans are placed on a non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Once interest accruals are discontinued, uncollected but accrued interest is charged to current year operations. Loans which are determined to be uncollectible are charged to the allowance for possible loan losses. The collectability of loans is continually reviewed by management.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES -- The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations. The amount maintained in the allowance reflects management's continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and anticipated economic, political and regulatory conditions. On January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS
No. 118, "Accounting by Creditors for Impairment of a Loan -- Income
Recognition and Disclosure." The allowance for possible loan losses related to loans that are impaired is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Income on impaired loans is recognized in accordance with SFAS No. 118 which is based on the collectability of the principal amount.

     FORECLOSED ASSETS -- Foreclosed assets consist of property which has been formally repossessed. Collateral obtained through foreclosure is recorded at the lower of fair value less estimated selling costs or the underlying loan amounts. Write-downs are provided for subsequent declines in value. A loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

     BANKING PREMISES AND EQUIPMENT -- Banking premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are generally computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are generally amortized over the lesser of the term of the respective leases or the estimated useful lives of the improvements.

     On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted basis. If impairment is indicated the present value of expected future cash flows from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. The adoption did not have a material impact on financial position or results of operations.

     INTANGIBLE ASSETS -- The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line and accelerated basis (as appropriate) over periods generally not exceeding twenty-five years. Core deposit and other intangibles are amortized on an accelerated basis over their estimated remaining lives. Intangible assets are included in other assets. All such intangible assets are periodically evaluated as to the recoverability of their carrying value.

     FEDERAL INCOME TAXES -- Cullen/Frost files a consolidated federal income tax return which includes the taxable income of all of its principal subsidiaries. Applicable federal income taxes of the individual subsidiaries are generally determined on a separate return basis. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting bases and the tax bases of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     STOCK OPTION PLANS -- On January 1, 1996 the Corporation adopted SFAS No. 123, "Accounting for Stock Based Compensation." The Statement allows the continued use of Accounting Principles Board. Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations. The Corporation continues to account for its stock option plans in accordance with APB No. 25. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 also allows for the fair value method of accounting for employees stock options. The continued use of APB No. 25 requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

     STOCK SPLIT -- The number of shares outstanding, related earnings per share amounts and dividends have been restated to retroactively give effect for the two-for-one stock split declared and distributed by the Corporation during the second quarter of 1996.

     FINANCIAL DERIVATIVES -- Derivatives are used to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used for these purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.

     Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives currently used for hedging purposes include swaps and purchased floors. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match its view of the interest rate sensitivity of the Corporation's funding sources. The fair value of derivative contracts are carried off-balance sheet and the unrealized gains and losses on derivative contracts are generally deferred. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the life of the contract in net interest income. Upon contract settlement or early termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the related asset or liability. In instances where the underlying instrument is repaid, the cumulative change in the value of the associated derivative is recognized immediately in earnings.

     ACCOUNTING CHANGES -- The following is a brief discussion of the SFAS pronouncements issued by the FASB in 1996 and 1997 which apply to the Corporation.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of SFAS No. 125 were adopted by the Corporation prospectively as of January 1, 1997 except for those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which were delayed for one year by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement
No. 125, an amendment of FASB Statement No. 125" and adopted prospectively as of January 1, 1998. The adoption of these statements did not and is not expected to have a material impact on financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." The statement replaces primary and fully-diluted earnings per share with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. The statement requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations. Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similar to the previously reported fully diluted earnings per share which includes potential dilution and is computed by dividing income by the weighted-average number of common and common equivalent shares outstanding during the period. The computations for the dilutive effect of common stock options are based upon the average market price of common stock during the reported period. Earnings per share amounts for all periods presented have been restated.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement provides that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The adoption of this statement will have no impact on financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior year information is required. The Corporation is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.

NOTE B -- ACQUISITIONS

     The transactions listed below have been accounted for as purchase transactions with the total cash consideration funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Results of operations are included from the date of acquisition.

1997 ACQUISITION
CORPUS CHRISTI BANCSHARES, INC. -- CORPUS CHRISTI

     On March 7, 1997, the Corporation paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary Citizens State Bank, in Corpus Christi, Texas. Goodwill associated with the transaction amounted to approximately $13.8 million and will be amortized on a straight-line basis over a 15-year life. Approximately $7.1 million of other intangibles associated with the acquisition will be amortized over their estimated lives ranging from five to ten years on an accelerated method. The Corporation acquired loans of approximately $108 million and deposits of approximately $184 million. Cullen/Frost's results of operations would not have been materially impacted if the Corpus Christi Bancshares acquisition had occurred at the beginning of 1997 or 1996.

1996 ACQUISITIONS
S.B.T. BANCSHARES, INC. -- SAN MARCOS

     On January 5, 1996, the Corporation paid approximately $17.7 million to acquire S.B.T. Bancshares, Inc., including its subsidiary, State Bank and Trust Company in San Marcos, Texas. Goodwill associated with the transaction amounted to approximately $6.5 million and will be amortized on a straight-line basis over a 15-year life. Approximately $4.5 million of other intangibles associated with the acquisition will be amortized over their estimated lives ranging from five to ten years on an accelerated method. The Corporation acquired loans of approximately $51 million and deposits of approximately $112 million. Cullen/Frost's results of operations would not have been materially impacted if the S.B.T. Bancshares acquisition had occurred at the beginning of 1995.

PARK NATIONAL BANK -- HOUSTON

     On February 15, 1996, the Corporation paid approximately $33.5 million to acquire Park National Bank in Houston, Texas. Goodwill associated with the transaction amounted to approximately $8.4 million and will be amortized on a straight-line basis over a 15-year life. Approximately $7.6 million of other intangibles associated with the acquisition will be amortized over their estimated lives ranging from five to ten years on an accelerated method. The Corporation acquired loans of approximately $157 million and deposits of approximately $225 million. Cullen/Frost's results of operations would not have been materially impacted if the Park National Bank acquisition had occurred at the beginning of 1996 or 1995.

1995 ACQUISITIONS
VALLEY BANCSHARES, INC. -- MCALLEN

     On April 4, 1995, the Corporation paid approximately $9.2 million to acquire Valley Bancshares, Inc., including its subsidiary, Valley National Bank in McAllen, Texas. Goodwill associated with the transaction amounted to approximately $1.7 million and is being amortized on a straight-line basis over a 15-year life. Approximately $3.3 million of other intangibles associated with the acquisition are being amortized over their estimated lives ranging from six to ten years on an accelerated method. The Corporation acquired loans of approximately $28 million and deposits of approximately $49 million. Cullen/Frost's results of operations would not have been materially impacted if the Valley Bancshares acquisition had occurred at the beginning of 1995.

NATIONAL COMMERCE BANK -- HOUSTON

     On May 19, 1995, the Corporation paid approximately $24.2 million to acquire National Commerce Bank in Houston, Texas. Goodwill associated with the transaction amounted to approximately $10.5 million and is being amortized on a straight-line basis over a 15-year life. Approximately $5.1 million of other intangibles associated with the acquisition are being amortized over their estimated lives ranging from six to eleven years on an accelerated method. The Corporation acquired loans of approximately $95 million and deposits of approximately $101 million. Cullen/Frost's results of operations would not have been materially impacted if the National Commerce acquisition had occurred at the beginning of 1995.

COMERICA BANK BRANCHES -- SAN ANTONIO

     On July 21, 1995, the Corporation acquired the two San Antonio branches of Comerica Bank Texas. The Corporation acquired loans of approximately $2 million and deposits of approximately $34 million.

NOTE C -- CASH AND DUE FROM BANKS

     Cullen/Frost subsidiary banks are required to maintain cash or non-interest bearing reserves with the Federal Reserve Bank which are equal to specified percentages of deposits. The average amounts of reserve and contractual balances were $65,121,000 for 1997 and $73,813,000 for 1996.

NOTE D -- SECURITIES

     A summary of the amortized cost and estimated fair value of securities is presented below.

                                                      DECEMBER 31, 1997                            December 31, 1996
                                       ------------------------------------------------   -----------------------------------
                                       AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED    Amortized   Unrealized   Unrealized
(in thousands)                           COST        GAINS        LOSSES     FAIR VALUE     Cost        Gains        Losses
-----------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity:
  U.S. Government agencies and
    corporations.....................  $143,691     $  4,244      $   18     $ 147,917    $171,845     $  3,642     $     64
  States and political
    subdivisions.....................     5,043          352                     5,395       5,269          312
  Other..............................        25                                     25          25
                                       --------------------------------------------------------------------------------------
    Total............................  $148,759     $  4,596      $   18     $ 153,337    $177,139     $  3,954     $     64
                                       --------------------------------------------------------------------------------------
Securities Available for Sale:
  U.S. Treasury......................  $310,441     $     38      $   98     $ 310,381    $231,326     $    102     $     77
  U.S. Government agencies and
    corporations.....................  1,011,603      16,097       2,701     1,024,999    1,049,722      16,058        4,387
  State and political subdivisions...        50                                     50         180            3            4
  Other..............................     7,329                                  7,329       6,361            1
                                       --------------------------------------------------------------------------------------
    Total............................  $1,329,423   $ 16,135      $2,799     $1,342,759   $1,287,589   $ 16,164     $  4,468
                                       --------------------------------------------------------------------------------------

                                       Estimated
(in thousands)                         Fair Value
-------------------------------------
Securities Held to Maturity:
  U.S. Government agencies and
    corporations.....................  $ 175,423
  States and political
    subdivisions.....................      5,581
  Other..............................         25

    Total............................  $ 181,029

Securities Available for Sale:
  U.S. Treasury......................  $ 231,351
  U.S. Government agencies and
    corporations.....................  1,061,393
  State and political subdivisions...        179
  Other..............................      6,362

    Total............................  $1,299,285

     The amortized cost and estimated fair value of securities at December 31, 1997 are presented below by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                         DECEMBER 31, 1997
                                        ---------------------------------------------------
                                          SECURITIES HELD TO       SECURITIES AVAILABLE FOR
                                               MATURITY                      SALE
                                        -----------------------    ------------------------
                                        AMORTIZED    ESTIMATED     AMORTIZED     ESTIMATED
(in thousands)                            COST       FAIR VALUE       COST       FAIR VALUE
-------------------------------------------------------------------------------------------
Due in one year or less..............   $      55     $      55    $  310,491    $  310,431
Due after one year through five
years................................         260           263            25            25
Due after five years through ten
years................................       1,958         1,994
Due after ten years..................       2,795         3,107         7,304         7,304
                                        -----------------------    ------------------------
                                            5,068         5,419       317,820       317,760
Mortgage-backed securities and
  collateralized mortgage
  obligations........................     143,691       147,918     1,011,603     1,024,999
                                        -----------------------    ------------------------
     Total...........................   $ 148,759     $ 153,337    $1,329,423    $1,342,759
                                        -----------------------    ------------------------

     On November 15, 1995, the FASB staff issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in this report, the Corporation took advantage of a one-time reassessment of the classification of all securities and reclassified securities with an amortized cost of $733,206,000 from the held to maturity category to the available for sale category. The unrealized loss on the securities at the time of the transfer was $2,351,000.

     Proceeds from sales of securities available for sale during 1997 were $423,942,000. During 1997, gross gains of $523,000 and gross losses of $29,000 were realized on those sales. Proceeds from sales of securities available for sale during 1996 were $215,983,000. During 1996, gross gains of $42,000 and gross losses of $1,022,000 were realized on those sales. Proceeds from sales of securities available for sale during 1995 were $147,468,000. During 1995, gross gains of $100,000 and gross losses of $1,496,000 were realized on those sales.

     The carrying value of securities pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law amounted to $999,499,000 at December 31, 1997 and $752,039,000 at December 31, 1996.

NOTE E -- LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     A summary of loans outstanding follows:
                                              December 31
                                       --------------------------
(in thousands)                             1997          1996
-----------------------------------------------------------------
Real estate:
     Construction....................  $    116,100  $     84,146
     Land............................        54,142        50,208
     Permanent mortgages:
          Commercial.................       254,716       225,845
          Residential................       461,635       422,985
     Other...........................       247,824       261,207
Commercial and industrial............       804,257       650,114
Consumer.............................       602,415       491,086
Financial institutions...............         3,767        12,749
Foreign..............................        72,911        45,562
Purchasing or carrying securities....           788         1,812
Other................................        27,285         8,908
Unearned discount....................        (2,318)       (1,154)

                                       --------------------------
       Total loans...................  $  2,643,522  $  2,253,468
                                       --------------------------

     In the normal course of business, in order to meet the financial needs of its customers, the Corporation is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. No material losses are anticipated as a result of these commitments. Commitments to extend credit and standby letters of credit amounted to $1,066,929,000 and $48,671,000, respectively, at December 31, 1997. Commitments to extend credit and standby letters of credit amounted to $851,342,000 and $43,293,000, respectively, at December 31, 1996. Commercial and industrial loan commitments represent approximately 74 percent and 77 percent of the total loan commitments outstanding at December 31, 1997 and 1996, respectively.

     The majority of the Corporation's real estate loans are secured by real estate in San Antonio and Houston. Mortgage loans of approximately $6.5 million and $4.4 million were held for sale by the Corporation and are included in residential permanent mortgages at December 31, 1997 and 1996, respectively. These loans are valued at the lower of cost or market, on an aggregate basis.

     In the normal course of business, Cullen/Frost subsidiary banks make loans to directors and officers of both Cullen/Frost and its subsidiaries. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans made to directors and executive officers of Cullen/Frost and its significant subsidiaries, including loans made to their associates, amounted to $51,914,000 and $53,393,000 at December 31, 1997 and 1996,
respectively. During 1997, additions to these loans amounted to $51,921,000, repayments totaled $51,590,000 and other changes totaled $1,810,000. These other changes consist primarily of changes in related-party status. Standby letters of credit extended to directors and executive officers of Cullen/Frost and its significant subsidiaries and their associates amounted to $692,000 and $684,000 at December 31, 1997 and 1996, respectively.

     A summary of the changes in the allowance for possible loan losses follows:

                                              Year Ended December 31
                                          -------------------------------
(in thousands)                              1997       1996       1995
-------------------------------------------------------------------------
Balance at the beginning of the year....  $  37,626  $  32,268  $  26,002
Provision for possible loan losses......      7,900      7,300      6,272
Loan loss reserve of acquired
  institutions..........................      2,105        627        430
Net charge-offs:
     Losses charged to the allowance....     (9,590)   (10,245)    (4,681)
     Recoveries.........................      3,805      7,676      4,245
                                          -------------------------------
          Net charge-offs...............     (5,785)    (2,569)      (436)
                                          -------------------------------
Balance at the end of the year..........  $  41,846  $  37,626  $  32,268
                                          -------------------------------

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At December 31, 1997, the majority of the impaired loans were real estate loans and collectability was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans for 1997 and 1996 was $82,000 and $55,000, respectively. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:

                                              December 31
                                          --------------------
(in thousands)                              1997       1996
--------------------------------------------------------------
Impaired loans with no valuation
  reserve...............................  $   1,940  $   4,333
Impaired loans with a valuation
  reserve...............................      3,265
                                          --------------------
Total recorded investment in impaired
  loans.................................  $   5,205  $   4,333
                                          --------------------
Valuation reserve.......................  $   2,199

The average recorded investment in impaired loans was $5,500,000 and $7,290,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE F -- NON-PERFORMING ASSETS

     A summary of non-performing assets follows:

                                              December 31
                                          --------------------
(in thousands)                              1997       1996
--------------------------------------------------------------
Non-accrual and restructured loans......  $  12,702  $  10,129
Foreclosed assets.......................      4,511      2,242
                                          --------------------
                                          $  17,213  $  12,371
                                          --------------------

     Cullen/Frost recognized interest income on non-accrual and restructured loans of approximately $564,000, $292,000 and $165,000 in 1997, 1996 and 1995,
respectively. Had these reduced earning and non-earning loans performed according to their original contract terms, Cullen/Frost would have recognized additional interest income of approximately $1,131,000 in 1997, $1,182,000 in 1996 and $1,403,000 in 1995.

NOTE G -- BANKING PREMISES AND EQUIPMENT

     A summary of banking premises and equipment follows:

                                                                         December 31
                                       -------------------------------------------------------------------------------
                                                        1997                                     1996
                                       --------------------------------------   --------------------------------------
                                                     ACCUMULATED                              Accumulated
                                                    DEPRECIATION       NET                   Depreciation       Net
                                                         AND         CARRYING                     and         Carrying
           (in thousands)                 COST      AMORTIZATION      VALUE        Cost      Amortization      Value
----------------------------------------------------------------------------------------------------------------------
Land.................................  $   40,343                    $ 40,343   $   38,464                    $ 38,464
Buildings............................      50,858      $19,026         31,832       46,460      $17,291         29,169
Furniture and equipment..............      83,841       64,940         18,901       77,664       60,363         17,301
Leasehold improvements...............      30,304       15,103         15,201       26,738       12,453         14,285
Construction in progress.............       3,377                       3,377        2,406                       2,406
                                       -------------------------------------------------------------------------------
     Total banking premises and
       equipment.....................  $  208,723      $99,069       $109,654   $  191,732      $90,107       $101,625
                                       -------------------------------------------------------------------------------

NOTE H -- DEPOSITS

     A summary of deposits outstanding by category follows:

                                              December 31
                                       --------------------------
           (in thousands)                  1997          1996
-----------------------------------------------------------------
Demand deposits......................  $  1,338,823  $  1,331,215
Savings and Interest-on-Checking.....       766,416       726,700
Money market deposit accounts........       996,110       876,382
Time accounts of $100,000 or more....       546,580       478,397
Time accounts under $100,000.........       555,604       548,150
Other................................       280,378       281,750
                                       --------------------------
     Total deposits..................  $  4,483,911  $  4,242,594
                                       --------------------------

     Foreign deposits totaled $632,477,000 and $570,357,000 at December 31, 1997 and 1996, respectively.

NOTE I -- BORROWED FUNDS

     Cullen/Frost has a $7,500,000 revolving credit facility with another financial institution. The line of credit bears interest at prime. There were no borrowings outstanding on this line at December 31, 1997 and 1996.

     The following table represents balances as they relate to securities sold under repurchase agreements:

                                       Year Ended December 31
                                       ----------------------
           (in thousands)                 1997        1996
-------------------------------------------------------------
Balance at year end..................  $  107,787  $   88,782
Maximum month-end balance............     107,787     105,992
For the year:
  Average daily balance..............      88,011      74,472

     Cullen/Frost Capital Trust I, a Delaware statutory business trust (the "Issuer Trust") and wholly-owned subsidiary of the Corporation, issued on February 6, 1997, $100 million of its 8.42 percent Capital Securities, Series A (the "Capital Securities"), which represent beneficial interests in the Issuer Trust, in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 144A. The Capital Securities will mature on February 1, 2027 and are redeemable in whole or in part at the option of the Corporation at any time after February 1, 2007 with the approval of the Federal Reserve and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Issuer Trust used the proceeds of the offering of the Capital Securities to purchase Junior Subordinated Debentures of the Corporation which constitute its only assets and which have terms substantially similar to the Capital Securities. Payments of distributions on the Capital Securities and payments on liquidation or redemption of the Capital Securities are guaranteed by the Corporation on a limited basis pursuant to a Guarantee. The Corporation has also entered into an Agreement as to Expenses and Liabilities with the Issuer Trust pursuant to which it has agreed on a subordinated basis to pay any costs, expenses or liabilities of the Issuer Trust other than those arising under the Capital Securities. The obligations of the Corporation under the Junior Subordinated Debentures, the related Indenture, the trust agreement establishing the Issuer Trust, the Guarantee and the Agreement as to Expenses and Liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Issuer Trust's obligations under the Capital Securities.

     The Corporation has used the majority of the proceeds of the sale of the Junior Subordinated Debentures for acquisitions, see Note U "Subsequent
Events" on page 53, and the repurchase of the Corporation's common stock. The Capital Securities are included in the Tier 1 capital of the Corporation for regulatory capital purposes and are reported as debt on the balance sheet, net of deferred issuance costs. The Corporation records distributions payable on the Capital Securities as interest expense. The Corporation has the right to defer payments of interest on the Junior Subordinated Debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period. Under the terms of the Junior Subordinated Debentures, in the event that under certain circumstances there is an event of default under the Junior Subordinated Debentures or the Corporation has elected to defer interest on the Junior Subordinated Debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

     On March 13, 1997, the Corporation and the Issuer Trust, filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register under the Securities Act of 1933 the exchange of up to $100 million aggregate Liquidation Amount of "new" 8.42 percent Capital Securities, Series
A for the then outstanding Capital Securities. On April 25, 1997, the Corporation exchanged all of the outstanding Capital Securities for registered Capital Securities. The "new" Capital Securities have the same terms as the "old" Capital Securities. This exchange enhanced the transferability of the Capital Securities and will have no impact on redemption of the Capital Securities, the Junior subordinated Debentures issued by the Company, the Company's guarantee of the Capital Securities, or other matters described above.

NOTE J -- COMMON STOCK AND EARNINGS PER COMMON SHARE

     In accordance with SFAS 128, the reconciliation of earnings per share for 1997, 1996 and 1995 follows:

                                                          December 31
                                          -------------------------------------------
                                              1997           1996           1995
-------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income........  $  63,485,000  $  54,978,000  $  46,279,000
                                          -------------------------------------------
Denominators:
Denominators for basic earnings per
  share, average outstanding common
  shares................................     22,368,744     22,443,915     22,308,718
Dilutive effect of stock options........        696,508        461,827        366,930
                                          -------------------------------------------
Denominator for diluted earnings per
  share.................................     23,065,252     22,905,742     22,675,648
                                          -------------------------------------------
Earnings per share:
Basic...................................  $        2.84  $        2.45  $        2.07
Diluted.................................           2.75           2.40           2.04

NOTE K -- DIVIDENDS

     In the ordinary course of business Cullen/Frost is dependent upon dividends from its subsidiary banks to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. The amount of dividends that subsidiary banks may declare is subject to regulations. Without prior regulatory approval, the subsidiary banks had approximately $31,062,000 available for the payment of dividends to Cullen/Frost at December 31, 1997.

NOTE L -- CAPITAL

     The table below reflects various measures of regulatory capital at year end 1997 and 1996 for the Corporation. As a result of the issuance of the $100 million Trust Preferred Capital Securities see (see Note I "Borrowed Funds") all the regulatory capital ratios are up when compared to a year ago.

                                        December 31, 1997      December 31, 1996
                                       --------------------   --------------------
(in thousands)                            AMOUNT      Ratio      Amount      Ratio
----------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital..................  $    426,480   13.89%  $    307,285   11.58%
     Tier 1 Capital Minimum
     requirement.....................       122,834    4.00        106,114    4.00
     Total Capital...................  $    464,908   15.14%  $    340,485   12.83%
     Total Capital Minimum
     requirement.....................       245,668    8.00        212,228    8.00
     Risk-adjusted assets, net of
       goodwill......................  $  3,070,854           $  2,652,846
Leverage ratio.......................                  8.45%                  6.76%
Average equity as a percentage of
  average assets.....................                  7.99                   7.98

     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. Effective December 16, 1992, federal banking agencies adopted final rules relating to these tiers. At December 31, 1997 and 1996, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation and its subsidiary banks currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 1997.

     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.

NOTE M -- LEASES AND RENTAL AGREEMENTS

     Rental expense for all leases amounted to $11,048,000, $10,589,000 and $9,842,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     A summary of the total future minimum rental commitments due under non-cancelable equipment leases and long-term agreements on banking premises at December 31, 1997 follows:

                                           Total
(in thousands)                          Commitments
---------------------------------------------------
1998.................................     $11,304
1999.................................      10,392
2000.................................       7,407
2001.................................       5,161
2002.................................       4,367
Subsequent to 2002...................      19,077
                                        -----------
     Total future minimum rental
     commitments.....................     $57,708
                                        -----------

     It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

NOTE N -- EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS --

     Cullen/Frost has a non-contributory defined benefit plan which covers substantially all employees who have completed at least one year of service and have attained the age of 21. Defined benefits are provided based on an employee's final average compensation, age at retirement and years of service. Cullen/Frost's funding policy is to contribute quarterly an amount necessary to satisfy the Employee Retirement Income Security Act (ERISA) funding standards. An eligible employee's right to receive benefits under the plan becomes fully vested upon the earlier of the date on which such employee has completed five years of service or the date on which such employee attains 65 years of age. Retirement benefits under the plan are paid to vested employees upon their (i) normal retirement at age 65 or later or (ii) early retirement at or after age 55, but before age 65. In addition, Cullen/Frost has a Restoration of Retirement Income Plan (providing benefits in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended) for eligible employees which is designed to comply with the requirements of ERISA and the entire cost of which is provided by Cullen/Frost contributions. Both plans, as amended, provide for the payment of monthly retirement income pursuant to a formula based on an eligible employee's highest three consecutive years of final average compensation during the last ten consecutive years of employment.

     The funded status of the plans and the amounts recognized in Cullen/Frost's consolidated balance sheets at December 31, 1997 and 1996 are presented below:

(in thousands)                              1997       1996
--------------------------------------------------------------
Actuarial present value of benefit
  obligations:
     Accumulated benefit obligation,
      including vested benefits of
      $32,694 in 1997 and $28,432 in
      1996..............................  $  34,707  $  29,934
                                          --------------------
Projected benefit obligation for service
  rendered to date......................  $  51,776  $  44,796
Plan assets at fair value (primarily
  listed stocks and U.S. and corporate
  bonds)................................     42,356     31,676
                                          --------------------
Projected benefit obligation in excess
  of plan assets........................      9,420     13,120
Unrecognized net loss from past
  experience different from that assumedX
  and effects of changes in
  assumptions...........................     (7,876)    (7,608)
Unrecognized prior service cost.........     (4,292)    (4,849)
Unrecognized net transitional asset.....        590        690
                                          --------------------
     (Prepaid) accrued pension cost
      included in other liabilities.....  $  (2,158) $   1,353
                                          --------------------

     Net pension cost included the following components:

(in thousands)                              1997       1996       1995
-------------------------------------------------------------------------
Service cost for benefits earned during
  the year..............................  $   2,741  $   2,035  $   1,731
Actual return on plan assets, net of
  expenses..............................     (4,551)    (2,755)    (3,837)
Interest cost on projected benefit
  obligation............................      3,319      2,947      2,607
Net amortization and deferral...........      2,293      1,715      2,788
                                          -------------------------------
     Net pension cost...................  $   3,802  $   3,942  $   3,289
                                          -------------------------------

     The weighted-average discount rate used for calculating the pension obligation at December 31, 1997 was 7.25 percent, and the assumed rate of future compensation increases was 5 percent. These assumptions will be used for calculating the 1998 net periodic pension cost. The weighted-average discount rate used for calculating the pension obligation at December 31, 1996 and for calculating the net periodic pension cost for 1997 was 7.5 percent and the assumed rate of future compensation increases was 5 percent. The expected long-term rate of return on plan assets for 1997, 1996, and 1995 was 9 percent.

     The Corporation has a supplemental executive retirement plan ("SERP") for certain key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage is 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP are reduced, dollar-for-dollar, by benefits received under the Retirement and Restoration Plans, described above, and any social security benefits.

SAVINGS PLANS --

     The Corporation maintains a 401(k) stock purchase plan (the "401(k)
Plan"). The 401(k) Plan permits each participant to make before- or after-tax contributions up to 16 percent of eligible compensation. Cullen/Frost makes matching contributions to the 401(k) Plan based on the amount of each participant's contributions up to a maximum of six percent of eligible compensation. Eligible employees must complete 90 days of service to be eligible for enrollment and vest in the Corporation's matching contributions over a five-year period. The Corporation's gross expenses related to the 401(k) Plan were $2,346,000, $1,965,000 and $1,521,000 for 1997, 1996 and 1995,
respectively. During 1997, 1996 and 1995, the Corporation utilized forfeitures of $308,000, $449,000 and $1,439,000, respectively, to offset this expense.

     The 1991 Thrift Incentive Stock Purchase Plan ("1991 Stock Purchase Plan") was adopted to offer those employees whose participation in the 401(k) Plan is limited an alternative means of receiving comparable benefits. The Corporation's expenses related to the 1991 Stock Purchase Plan were $743,000, $754,000 and $595,000 for 1997, 1996 and 1995, respectively.

EXECUTIVE STOCK PLANS --

     The Corporation has four executive stock plans and one outside director stock plan; the 1983 Nonqualified Stock Option Plan ("1983 Plan"), the 1988 Nonqualified Stock Option Plan ("1988 Plan"), the Restricted Stock Plan, the 1992 Stock Plan and the 1997 Outside Directors Stock plan ("1997 Plan"). The 1992 Stock Plan is an all-inclusive plan, with an aggregate of 2,805,000 shares of common stock authorized for award. The 1992 Stock Plan has replaced all other previously approved executive stock plans. In general, options awarded have a ten-year life with a five-year vesting period. These plans which were approved by shareholders were established to enable the Corporation to retain and motivate key employees. A committee of non-participating directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract. The Corporation has common stock reserved for future issuance upon the grant and exercise of options of 2,752,493 shares.

     The 1992 Stock Plan allows the Corporation to grant restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, or any combination thereof to certain key executives of the Corporation.

     The 1997 Outside Directors Plan allows the Corporation to grant nonqualified stock options to outside directors. The options may be awarded to outside directors in such number, and upon such terms, and at any time and from time to time as determined by the Compensation and Benefits Committee ("Committee"). Each award is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years.

     The following is a summary of option transactions in each of the last three years.

                                               1983 Plan                1988 Plan                      1992 Plan
                                         ----------------------   ----------------------   ----------------------------------
                                                       Weighted                 Weighted    Shares                   Weighted
                                           Options     Average      Options     Average    Available     Options     Average
                                         Outstanding    Price     Outstanding    Price     For Grant   Outstanding    Price
-----------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1994..................   101,978      $ 4.92      269,250      $ 5.09     939,202       653,062     $17.08
Granted.................................                                                   (204,000 )     204,000      22.88
Exercised...............................   (43,936)       5.12      (34,652)       4.46                   (23,742)     15.77
Canceled................................    (2,508)       5.46       (1,804)       5.46       5,254        (5,254)     16.05
                                         ------------------------------------------------------------------------------------
Balance, Dec. 31, 1995..................    55,534        4.73      232,794        5.18     740,456       828,066      18.55
Granted.................................                                                   (403,000 )     403,000      30.14
Exercised...............................   (13,036)       4.14      (53,958)       5.14                   (38,906)     17.73
Canceled................................    (5,868)       5.46         (788)       5.46      21,234       (21,234)     19.05
                                         ------------------------------------------------------------------------------------
Balance, Dec. 31, 1996..................    36,630        4.83      178,048        5.20     358,690     1,170,926      22.56
Authorized..............................                                                   1,000,000
Granted.................................                                                   (176,000 )     176,000      48.19
Exercised...............................   (10,248)       5.46      (35,715)       5.05                   (95,838)     18.30
Canceled................................                                                      9,380        (9,380)     22.66
                                         ------------------------------------------------------------------------------------
Balance, Dec. 31, 1997..................    26,382      $ 4.58      142,333      $ 5.24    1,192,070    1,241,708     $26.52
                                         ------------------------------------------------------------------------------------
At Dec. 31, 1997 Per Share Price
  Range.................................            $3.41-$5.46              $3.01-$5.46                       $12.73-$18.13*
                                                                                                              $22.88-$30.25**
                                                                                                                    $48.19***
Weighted-Average Remaining Contractual
  Life..................................              2.2 Years                3.6 Years                           6.2 Years*
                                                                                                                  8.3 Years**
                                                                                                                 9.8 Years***

                                                        1997 Plan
                                          -------------------------------------
                                           Shares                    Weighted
                                          Available     Options       Average
                                          For Grant   Outstanding      Price
----------------------------------------
Balance, Dec. 31, 1994..................
Granted.................................
Exercised...............................
Canceled................................
Balance, Dec. 31, 1995..................
Granted.................................
Exercised...............................
Canceled................................
Balance, Dec. 31, 1996..................
Authorized..............................   150,000
Granted.................................   (18,000)      18,000       $ 45.13
Exercised...............................
Canceled................................
Balance, Dec. 31, 1997..................   132,000       18,000       $ 45.13
At Dec. 31, 1997 Per Share Price
  Range.................................                                 $45.13
Weighted-Average Remaining Contractual
  Life..................................                              9.6 Years

  *Includes 493,488 options of which 328,179 are exercisable both with a weighted-average exercise price of $17.23.

 **Includes 572,220 options of which 135,084 are exercisable both with a weighted-average exercise price of $27.87.

***Includes 176,000 options of which none are exercisable.

     There were 649,978, 533,473 and 405,916 options exercisable for 1997, 1996, and 1995 with a weighted-average exercise price of $16.66, $12.43 and $10.39, respectively.

     In accounting for the impact of issuing stock options, the Corporation has elected not to follow the recognition requirements of SFAS 123, which requires fair value accounting, but will rather continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and Related Interpretation. SFAS 123 requires disclosure of pro forma net income and earnings per share information assuming that stock options granted in 1995, 1996 and 1997 have been accounted for in accordance with the fair value requirements of SFAS 123.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have characteristics which are different from the Corporation's employee stock options. In addition, option valuation models require the input of highly subjective assumptions which can significantly impact the estimated fair value. As such, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee/outside director stock options.

     The following weighted-average assumptions were used for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.37 percent, 6.50 percent and
6.33 percent; dividend yield of 2.00 percent for 1997 and 2.50 percent for 1996 and 1995; volatility factors of the expected market price of the Corporation's common stock of 19 percent, 21 percent and 24 percent; and weighted-average expected lives of the options of 8 years. The weighted-average grant-date fair value of options granted during 1997, 1996 and 1995 was $13.18, $9.48 and $7.56, respectively. For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Corporation's proforma information as if compensation expense had been recognized in accordance with SFAS 123 is summarized below:

(in thousands except for earnings per
share information)                       1997       1996       1995
----------------------------------------------------------------------
Proforma net income*.................  $  62,783  $  54,692  $  46,231
Proforma earnings per common share
     Basic...........................  $    2.81  $    2.44  $    2.07
     Diluted.........................       2.80       2.44       2.07

*Because SFAS 123 is applicable only to options granted subsequent to December
 31, 1994, its proforma effect is not necessarily indicative of its impact on future years.

     In 1997, restricted stock grants of 58,500 were awarded under the 1992 Stock Plan. Restricted stock grants awarded under the 1992 Stock Plan totaled 3,000 and 52,900 shares for 1996 and 1995, respectively. The weighted-average price for these awards equaled the market price at the date of grant and was $48.19, $26.75 and $22.88 for 1997, 1996 and 1995, respectively. Deferred compensation expense related to the restricted stock was $707,000 in 1997, $472,000 in 1996, and $213,000 in 1995. Restricted shares are generally awarded under a three year cliff vesting. The market value of restricted shares at the date of grant is expensed over the restriction period.

     The Corporation has change-in-control agreements with 19 of its executives. Under seven of these agreements, as revised, each covered person could receive, in the event of a change in control, one-half of his base compensation upon the effectiveness of the change in control, and from one and one-half times up to
2.49 times (depending on the executive) of his average annual W-2 compensation during the previous five years if such person is constructively terminated or discharged for reasons other than cause within two years following the change in control. Under the remaining 12 agreements, each covered person could receive from two times up to 2.99 times (depending on the executive) of his average W-2 compensation during the previous five years if such person is constructively terminated or discharged for reasons other than cause within two years following the change in control. These agreements, other than certain instances of stock appreciation and SERPS, limit payments to avoid being considered "parachute payments" as defined by the Internal Revenue Code. The maximum contingent liability under these agreements approximated $9,675,000 at December 31, 1997.

     The Corporation has no material liability for post-retirement or post-employment benefits other than pensions.

NOTE O -- INCOME TAXES

     The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the years ended December 31, 1997, 1996, and 1995.

           (in thousands)                1997       1996       1995
----------------------------------------------------------------------
Current income tax expense...........  $  41,617  $  34,711  $  26,148
Deferred income tax..................     (6,382)    (3,952)    (1,150)
                                       -------------------------------
Income tax expense as reported.......  $  35,235  $  30,759  $  24,998
                                       -------------------------------

     The following is a reconciliation of the difference between income tax expense as reported and the amount computed by applying the statutory income tax rate to income before income taxes:

                                           Year Ended December 31
                                       -------------------------------
(in thousands)                           1997       1996       1995
----------------------------------------------------------------------
Income before income taxes...........  $  98,720  $  85,737  $  71,277
Statutory rate.......................         35%        35%        35%
                                       -------------------------------
Income tax expense at the statutory
  rate...............................     34,552     30,008     24,947
Effect of tax-exempt interest........       (736)      (677)      (565)
Amortization of goodwill.............      1,027        778        437
Other................................        392        650        179
                                       -------------------------------
Income tax expense as reported.......  $  35,235  $  30,759  $  24,998
                                       -------------------------------
Tax (expense) benefits related to
  security transactions..............  $    (173) $     343  $     489
                                       -------------------------------

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1997, and 1996 are presented below:

(in thousands)                           1997       1996
-----------------------------------------------------------
Deferred tax assets:
     Allowance for possible loan
      losses.........................  $  14,733  $  13,341
     Building modification reserve...      1,592      1,592
     Gain on sale of assets..........      1,101      1,172
     Net occupancy restructuring.....        211        801
     Other...........................      1,615      1,458
                                       --------------------
          Total gross deferred tax
           assets....................     19,252     18,364
Deferred tax liabilities:
     Prepaid expenses................  $    (598) $    (622)
     Unrealized gain on securities
      available for sale.............     (4,667)    (4,093)
     Intangibles.....................     (2,203)    (1,659)
     Other...........................     (1,986)    (1,342)
                                       --------------------
          Total gross deferred tax
           liabilities...............     (9,454)    (7,716)
                                       --------------------
          Net deferred tax asset.....  $   9,798  $  10,648
                                       --------------------

     At December 31, 1997 and 1996, no valuation allowance for deferred tax assets was necessary because they were supported by recoverable taxes paid in prior years.

NOTE P -- NON-INTEREST EXPENSE

     Significant components of other non-interest expense for the years ended December 31, 1997, 1996, and 1995 are presented below:

                                           Year Ended December 31
                                       -------------------------------
(in thousands)                           1997       1996       1995
----------------------------------------------------------------------
Outside computer service.............  $   7,556  $   7,546  $   8,108
Other professional expenses..........      4,786      3,760      2,729
Stationery, printing and supplies....      4,585      4,103      3,394
FDIC insurance/FICO bonds............        510          2      3,624
Other................................     39,975     36,153     38,137
                                       -------------------------------
     Total...........................  $  57,412  $  51,564  $  55,992
                                       -------------------------------

NOTE Q -- CASH FLOW DATA

     For purposes of reporting cash flow, cash and cash equivalents include the following:

                                                     December 31
                                          ----------------------------------
(in thousands)                               1997        1996        1995
----------------------------------------------------------------------------
Cash and due from banks.................  $  604,227  $  872,028  $  533,333
Time deposits...........................                                  64
Federal funds sold......................     190,000      52,850     100,550
                                          ----------------------------------
     Total..............................  $  794,227  $  924,878  $  633,947
                                          ----------------------------------

     Generally, Federal funds are sold for one-day periods and securities purchased under resale agreements are held for less than thirty-five days.

     Supplemental cash flow information is as follows:

                                                Year Ended December 31
                                          ----------------------------------
(in thousands)                               1997        1996        1995
----------------------------------------------------------------------------
Cash paid:
     Interest...........................  $  123,054  $  110,555  $  101,075
     Income Taxes.......................      35,091      32,771      25,399
Non-cash items:
     Loans originated to facilitate the
       sale of foreclosed assets........          90         848       2,059
     Loan foreclosures..................       3,740       2,883       1,883

NOTE R -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair Values of Financial Instruments -- SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. This disclosure does not and is not intended to represent the fair value of the Corporation.

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated balance sheet for cash and short-term investments approximate their fair value.

     SECURITIES: Estimated fair values are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

     LOANS: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans are based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximated its fair value.

     DEPOSITS: SFAS No. 107 defines the fair value of demand deposits as the amount payable on demand, and prohibits adjusting fair value for any deposit base intangible. The deposit base intangible is not considered in the fair value amounts. The carrying amounts for variable-rate money market accounts approximate their fair value. The fair value of fixed-term certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

     SHORT-TERM BORROWINGS: The carrying amount reported in the consolidated balance sheet approximates the estimated fair value.

     LOAN COMMITMENTS, STANDBY AND COMMERCIAL LETTERS OF CREDIT: The Corporation's lending commitments have variable interest rates and "escape" clauses if the customer's credit quality deteriorates. Therefore the amounts committed approximate fair value.

     GUARANTEED PREFERRED BENEFICIAL INTEREST IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES: The fair value of the Trust Preferred Capital Securities is estimated based on the quoted market prices of the instruments.

     INTEREST RATE SWAPS/FLOORS: The estimated fair value of the existing agreements are based on quoted market prices.

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                            December 31
                                        ----------------------------------------------------
                                                  1997                        1996
                                        ----------------------------------------------------
                                                      ESTIMATED                   Estimated
                                         CARRYING        FAIR        Carrying        Fair
(in thousands)                            AMOUNT        VALUE         Amount        Value
--------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents.......   $  794,227    $  794,227    $  924,878    $  924,878
     Securities......................    1,491,518     1,496,096     1,476,424     1,480,314
     Loans...........................    2,643,522     2,664,064     2,253,468     2,256,628
     Allowance for loan losses.......      (41,846)                    (37,626)
                                        ----------------------------------------------------
          Net loans..................    2,601,676     2,664,064     2,215,842     2,256,628
Financial liabilities:
     Deposits........................    4,483,911     4,483,279     4,242,594     4,240,979
     Short-term borrowings...........      162,112       162,112       203,189       203,189
     Guaranteed preferred beneficial
       in the Corporation's junior
       subordinated deferrable
       interest debentures...........       98,403       107,420
Off-balance sheet instruments:
     Interest rate swaps.............                     (1,836)                     (1,061)
     Interest rate floors............                        692

NOTE S -- DERIVATIVE FINANCIAL INSTRUMENTS

     During 1997, the Corporation continued its strategy of entering into off-balance sheet interest rate swaps to hedge its interest rate risk by essentially converting fixed-rate loans into synthetic variable-rate instruments. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match its view of the interest rate sensitivity of the Corporation's funding sources. The Corporation had 42 interest rate swaps at December 31, 1997 with a notional amount of $267 million compared to 31 interest rate swaps at December 31, 1996 with a notional amount of $251 million. Each swap was a hedge against a specific commercial fixed-rate loan or against a specific pool of consumer fixed-rate loans with lives ranging from two to ten years where the Corporation pays a fixed rate and receives a floating rate. In each case, the amortization of the interest rate swap generally matches the expected amortization of the underlying loan or pool of loans. Each counterparty to a swap transaction has a credit rating that is investment grade. Additionally in 1997, the Corporation entered into three interest rate floor agreements with a notional amount totaling $500 million for three years. The interest rate floors were intended to hedge floating interest rate exposure in commercial loan accounts in an environment of falling interest rates. The net amount payable or receivable under these interest rate swaps/floors contracts is accrued as an adjustment to interest income and is not considered material in 1997 or 1996.

     The Corporation's credit exposure on interest rate swaps/floors is limited to the net favorable value of all swaps/floors to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps/floors exceeds a nominal amount considered to be immaterial. At December 31, 1997, the Corporation's credit exposure relating to interest rate swaps/floors was immaterial.

     Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 1997, 1996 and 1995, is summarized as follows:

                                        Swaps Amortizing     Interest Rate        Total
            (in millions)               Receive Floating         Floors        Derivatives
-------------------------------------------------------------------------------------------
Balance, December 31, 1994...........         $  34                                $ 34
     Additions.......................           115                                 115
     Amortization and maturities.....             7                                   7
                                        ---------------------------------------------------
Balance, December 31, 1995...........           142                                 142
     Additions.......................           168                                 168
     Amortization and maturities.....            48                                  48
     Terminations....................            11                                  11

                                        ---------------------------------------------------
Balance, December 31, 1996...........           251                                 251
     Additions.......................           125               $500              625
     Amortization and maturities.....            89                                  89
     Terminations....................            20                                  20
                                        ---------------------------------------------------
Balance, December 31, 1997...........         $ 267               $500             $767
                                        ---------------------------------------------------

NOTE T -- CONTINGENCIES

     Certain subsidiaries of Cullen/Frost are defendants in various matters of litigation which have arisen in the normal course of conducting a commercial banking business. In the opinion of management, the disposition of such pending litigation will not have a material effect on Cullen/Frost's consolidated financial position.

NOTE U -- SUBSEQUENT EVENTS (UNAUDITED)

1998 ACQUISITION

HARRISBURG BANCSHARES, INC.,--HOUSTON

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. This transaction will be accounted for as a purchase with total cash consideration being funded through currently available funds, including funds provided by the issuance of the $100 million Trust Preferred Capital Securities, see Note I "Borrowed Funds" on page 41. The purchase price will be allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. Total intangibles associated with the acquisition amounted to approximately $34.2 million. This acquisition is not expected to have a material impact on the Corporation's 1998 net income.

DEFINITIVE AGREEMENT TO MERGE

OVERTON BANCSHARES, INC.,--FORT WORTH

     On February 15, 1998, the Corporation signed a definitive agreement providing for the merger of Overton Bancshares, Inc., in Fort Worth, Texas which owns Overton Bank and Trust N.A., ("Overton") into the Corporation. The merger, which is expected to be accounted for as a pooling-of-interests transaction, will be the Corporation's first entry into the Fort Worth, Texas market and is expected to be consummated in the second quarter of this year. The merger is subject to approval by shareholders of Overton Bancshares, Inc.'s and regulators. The Corporation will issue approximately 4.38 million common shares as part of this transaction. At December 31, 1997, Overton had $732 million in deposit, loans of $468 million, total assets of $863 million and had the sixth largest market share in the Fort Worth MSA.

NOTE V -- CONDENSED PARENT CORPORATION FINANCIAL STATEMENTS

     Condensed financial information of the parent Corporation as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 follows:

                                           Year Ended December 31
STATEMENT OF OPERATIONS (in            -------------------------------
thousands)                               1997       1996       1995
----------------------------------------------------------------------
INCOME:
    Dividends from second tier bank
      holding company subsidiary.....  $  21,996  $  65,173  $  56,631
    Interest and other...............      5,075        713      1,101
                                       -------------------------------
        TOTAL INCOME.................     27,071     65,886     57,732
EXPENSES:
    Salaries and employee benefits...      2,896      4,096      1,051
    Interest expense.................      7,887
    Other............................      1,096      1,005      1,375
                                       -------------------------------
        TOTAL EXPENSES...............     11,879      5,101      2,426
                                       -------------------------------
        INCOME BEFORE INCOME TAX
          CREDITS AND EQUITY IN
          UNDISTRIBUTED NET INCOME OF
          SUBSIDIARIES...............     15,192     60,785     55,306
Income tax credits...................      2,038      1,216        375
Equity in undistributed net income of
  subsidiaries.......................     46,255     (7,023)    (9,402)
                                       -------------------------------
        NET INCOME...................  $  63,485  $  54,978  $  46,279
                                       -------------------------------

                                           December 31
                                       --------------------
BALANCE SHEETS (in thousands)            1997       1996
-----------------------------------------------------------
ASSETS
Cash and time deposits...............  $     241  $     454
Securities purchased under resale
  agreements.........................     43,990     47,020
Loans to non-bank subsidiaries.......         52        212
Investments in second tier bank
holding company subsidiary...........    474,683    337,504
Other................................      2,267      1,947
                                       --------------------
        TOTAL ASSETS.................  $ 521,233  $ 387,137
                                       --------------------
LIABILITIES
Other................................  $  11,332  $   8,194
Guaranteed preferred beneficial
  interest in the Corporation's
  junior subordinated deferrable
  interest debentures................    101,496
                                       --------------------
        TOTAL LIABILITIES............    112,828      8,194
SHAREHOLDERS' EQUITY.................    408,405    378,943
                                       --------------------
        TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY..........  $ 521,233  $ 387,137
                                       --------------------

                                           Year Ended December 31
STATEMENTS OF CASH FLOWS (in           -------------------------------
thousands)                               1997       1996       1995
----------------------------------------------------------------------
OPERATING ACTIVITIES
Net income...........................  $  63,485  $  54,978  $  46,279
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Net income of subsidiaries.......    (68,251)   (58,150)   (47,229)
    Dividends from subsidiaries......     21,996     65,173     56,631
    Net change in other liabilities
    and assets.......................      3,420        971      1,578
                                       -------------------------------
        NET CASH PROVIDED BY
       OPERATING ACTIVITIES..........     20,650     62,972     57,259
INVESTING ACTIVITIES
Capital contributions to
subsidiaries.........................    (88,211)   (53,386)    (9,470)
Net decrease in loans................        160        986        242
                                       -------------------------------
        NET CASH USED BY INVESTING
       ACTIVITIES....................    (88,051)   (52,400)    (9,228)
FINANCING ACTIVITIES
Proceeds from issuance of guaranteed
  preferred beneficial interest in
  the Corporation's subordinated
  debentures.........................    101,446
Purchase of treasury stock...........    (17,814)
Proceeds from employee stock purchase
  plans and options..................      1,989        325        691
Cash dividends.......................    (21,463)   (18,073)   (12,723)
                                       -------------------------------
        NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES.........     64,158    (17,748)   (12,032)
                                       -------------------------------
        INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS.........     (3,243)    (7,176)    35,999
Cash and cash equivalents at
  beginning of year..................     47,474     54,650     18,651
                                       -------------------------------
        CASH AND CASH EQUIVALENTS AT
        END OF YEAR..................  $  44,231  $  47,474  $  54,650
                                       -------------------------------

Report Of Ernst & Young LLP
Independent Auditors

SHAREHOLDERS AND BOARD OF DIRECTORS
CULLEN/FROST BANKERS, INC.

     We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

San Antonio, Texas
February 15, 1998

CONSOLIDATED AVERAGE BALANCE SHEETS
(DOLLARS IN THOUSANDS--TAXABLE-EQUIVALENT BASIS)

                                                           Year Ended December 31
                                       ---------------------------------------------------------------
                                                    1997                             1996
                                       ------------------------------   ------------------------------
                                                   INTEREST                         Interest
                                        AVERAGE    INCOME/     YIELD/    Average    Income/     Yield/
                                        BALANCE    EXPENSE      COST     Balance    Expense      Cost
------------------------------------------------------------------------------------------------------
ASSETS:
Time deposits........................                                   $      18   $      1     2.93%
Securities:
    U.S. Treasury....................  $ 270,424   $ 14,568     5.39%     282,692     15,049     5.32
    U.S. Government agencies and
      corporations...................  1,210,827     80,133     6.62    1,259,353     83,782     6.65
    States and political
    subdivisions:
        Tax-exempt...................      5,034        474     9.41        5,470        517     9.45
        Taxable......................
    Other............................      7,300        430     5.89        6,723        389     5.78
                                       ---------   --------             ---------   --------
          Total securities...........  1,493,585     95,605     6.40    1,554,238     99,737     6.42
Federal funds sold...................    217,771     11,839     5.44      138,811      7,226     5.21
Loans, net of unearned discount......  2,470,841    218,394     8.84    2,086,816    184,546     8.84
                                       ---------   --------             ---------   --------
    TOTAL EARNING ASSETS AND AVERAGE
      RATE EARNED....................  4,182,197    325,838     7.79    3,779,883    291,510     7.71
Cash and due from banks..............    502,451                          486,798
Allowance for possible loan losses...    (39,104)                         (34,977)
Banking premises and equipment.......    106,772                          100,357
Accrued interest and other assets....    193,342                          164,434
                                       ---------                        ---------
    TOTAL ASSETS.....................  $4,945,658                       $4,496,495
                                       ---------                        ---------
LIABILITIES:
Demand deposits:
    Commercial and individual........  $ 935,779                        $ 832,356
    Correspondent banks..............    223,621                          198,750
    Public funds.....................     43,177                           44,923
                                       ---------                        ---------
          Total demand deposits......  1,202,577                        1,076,029
Time deposits:
    Savings and
      Interest-on-Checking...........    736,174      9,014     1.22      722,518      9,792     1.36
    Money market deposit accounts....    974,341     39,006     4.00      810,616     31,818     3.93
    Time accounts....................  1,085,028     53,497     4.93    1,046,871     51,180     4.89
    Public funds.....................    257,189     11,597     4.51      245,266     10,685     4.36
                                       ---------   --------             ---------   --------
          Total time deposits........  3,052,732    113,114     3.71    2,825,271    103,475     3.66
                                       ---------                        ---------
          Total deposits.............  4,255,309                        3,901,300
Federal funds purchased and
  securities sold under repurchase
  agreements.........................    117,616      5,411     4.60      144,804      6,937     4.79
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net.......     88,745      7,652     8.62
Long-term notes payable..............
Other borrowings.....................     23,534      1,294     5.50       19,389      1,019     5.26
                                       ---------   --------             ---------   --------
    TOTAL INTEREST-BEARING FUNDS AND
      AVERAGE RATE PAID..............  3,282,627    127,471     3.88    2,989,464    111,431     3.73
                                                   --------    ------               --------    ------
Accrued interest and other
liabilities..........................     65,150                           72,165
                                       ---------                        ---------
    TOTAL LIABILITIES................  4,550,354                        4,137,658
SHAREHOLDERS' EQUITY.................    395,304                          358,837
                                       ---------                        ---------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY...........  $4,945,658                       $4,496,495
                                       ---------                        ---------
Net interest income..................              $198,367                         $180,079
                                                   --------                         --------
Net interest spread..................                           3.91%                            3.98%
                                                               ------                           ------
Net interest income to total average
  earning assets.....................                           4.74%                            4.76%
                                                               ------                           ------

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate for 1997 through 1993 and a 34 percent tax rate for 1992. Non-accrual loans are included in the average loan amounts outstanding for these computations.

                                                   Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------
            1995                            1994                            1993                            1992
-----------------------------   -----------------------------   -----------------------------   -----------------------------
            Interest                        Interest                        Interest                        Interest
 Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/
 Balance    Expense     Cost     Balance    Expense     Cost     Balance    Expense     Cost     Balance    Expense     Cost
-----------------------------------------------------------------------------------------------------------------------------
$      18   $      2    3.80%   $      60   $      2    3.43%   $     147   $      4    2.68%   $     203   $      8    4.10%
  238,968     14,142    5.92      273,556     12,163    4.45      495,760     22,386    4.52      621,460     35,167    5.66
1,303,204     83,765    6.43    1,361,893     80,953    5.94    1,021,083     65,155    6.38      669,786     56,712    8.47
    5,864        543    9.27        5,860        558    9.52       11,078      1,093    9.86       13,126      1,228    9.43
                                       70          5    7.13        1,148         95    8.25       11,600        736    6.35
    9,314        593    6.37       29,156      1,618    5.55       54,333      2,792    5.14      100,839      5,756    5.71
---------   --------            ---------   --------            ---------   --------            ---------   --------
1,557,350     99,043    6.36    1,670,535     95,297    5.70    1,583,402     91,521    5.78    1,416,811     99,599    7.03
  117,158      6,732    5.75      108,762      4,146    3.81      255,613      7,714    3.02      195,398      6,711    3.43
1,682,541    151,197    8.99    1,339,656    106,706    7.97    1,171,825     91,263    7.79    1,045,883     84,792    8.11
---------   --------            ---------   --------            ---------   --------            ---------   --------
3,357,067    256,974    7.65    3,119,013    206,151    6.61    3,010,987    190,502    6.33    2,658,295    191,110    7.19
  381,656                         341,547                         315,354                         262,995
  (28,468)                        (26,142)                        (31,127)                        (36,793)
   90,674                          89,430                          87,085                          80,794
  143,097                         134,339                         129,864                          89,953
---------                       ---------                       ---------                       ---------
$3,944,026                      $3,658,187                      $3,512,163                      $3,055,244
---------                       ---------                       ---------                       ---------
$ 696,499                       $ 673,764                       $ 631,363                       $ 495,199
  131,295                         124,416                         143,008                         136,487
   36,772                          38,531                          42,075                          33,842
---------                       ---------                       ---------                       ---------
  864,566                         836,711                         816,446                         665,528
  720,489     12,660    1.76      796,178     14,425    1.81      750,386     14,840    1.98      541,191     13,486    2.49
  616,931     23,675    3.84      547,237     15,709    2.87      534,814     13,426    2.51      477,877     14,838    3.11
  964,958     48,024    4.98      854,601     29,364    3.44      907,125     27,693    3.05      946,480     36,775    3.89
  125,971      5,450    4.33       86,132      2,498    2.90       74,979      2,120    2.83       79,621      3,708    4.66
---------   --------            ---------   --------            ---------   --------            ---------   --------
2,428,349     89,809    3.70    2,284,148     61,996    2.71    2,267,304     58,079    2.56    2,045,169     68,807    3.36
---------                       ---------                       ---------                       ---------
3,292,915                       3,120,859                       3,083,750                       2,710,697
  251,392     13,296    5.29      191,611      7,166    3.74      131,096      3,304    2.52      102,550      3,139    3.06
                                                                    4,075        380    9.33       14,568      1,378    9.46
   12,514        733    5.86                                          508         30    5.91
---------   --------            ---------   --------            ---------   --------            ---------   --------
2,692,255    103,838    3.85    2,475,759     69,162    2.79    2,402,983     61,793    2.57    2,162,287     73,324    3.39
            --------   ------               --------   ------               --------   ------               --------   ------
   63,917                          58,712                          44,184                          35,398
---------                       ---------                       ---------                       ---------
3,620,738                       3,371,182                       3,263,613                       2,863,213
  323,288                         287,005                         248,550                         192,031
---------                       ---------                       ---------                       ---------
$3,944,026                      $3,658,187                      $3,512,163                      $3,055,244
---------                       ---------                       ---------                       ---------
            $153,136                        $136,989                        $128,709                        $117,786
            --------                        --------                        --------                        --------
                        3.80%                           3.82%                           3.76%                           3.80%
                       ------                          ------                          ------                          ------
                        4.56%                           4.39%                           4.27%                           4.43%
                       ------                          ------                          ------                          ------

FINANCIAL STATISTICS
(DOLLARS IN THOUSANDS)

     The following unaudited schedules and statistics are presented for additional information and analysis.

RATE/VOLUME ANALYSIS

                                                    1997/1996                            1996/1995
                                        ---------------------------------    ---------------------------------
                                        INCREASE (DECREASE)                  Increase (Decrease)
                                         DUE TO CHANGE IN        TOTAL        Due to Change in        Total
                                        -------------------      OR NET      -------------------      or Net
                                        AVERAGE    AVERAGE      INCREASE     Average    Average      Increase
                                         RATE      BALANCE     (DECREASE)     Rate      Balance     (Decrease)
--------------------------------------------------------------------------------------------------------------
Changes in interest earned on:
     Time deposits...................              $     (1)    $      (1)   $    (1)                $     (1)
     Securities:
          U.S. Treasury..............   $  178         (659)         (481)    (1,513)   $  2,420          907
          U.S. Government agencies
             and corporations........     (436 )     (3,213)       (3,649)     2,884      (2,867)          17
          States and political
             subdivisions............       (2 )        (41)          (43)        11         (37)         (26)
Other................................        7           34            41        (50)       (154)        (204)
Federal funds sold...................      334        4,279         4,613       (673)      1,167          494
Loans................................      (95 )     33,943        33,848     (2,438)     35,787       33,349
                                        ----------------------------------------------------------------------
          Total......................      (14 )     34,342        34,328     (1,780)     36,316       34,536
Changes in interest paid on:
     Savings, Interest-on-Checking...      960         (182)          778      2,903         (35)       2,868
     Money market deposits accounts..     (645 )     (6,543)       (7,188)      (552)     (7,591)      (8,143)
     Time accounts and public funds..     (821 )     (2,408)       (3,229)       823      (9,214)      (8,391)
     Federal funds purchased and
       securities sold under
       repurchase agreements.........      266        1,260         1,526      1,156       5,203        6,359
     Long-term notes payable and
       other borrowings..............      (47 )     (7,880)       (7,927)        82        (368)        (286)
                                        ----------------------------------------------------------------------
          Total......................     (287 )    (15,753)      (16,040)     4,412     (12,005)      (7,593)
                                        ----------------------------------------------------------------------
Changes in net interest income.......   $ (301 )   $ 18,589     $  18,288    $ 2,632    $ 24,311     $ 26,943
                                        ----------------------------------------------------------------------

The allocation of the rate/volume variance has been made on a pro-rata basis assuming absolute values. The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate.

LOAN MATURITY AND SENSITIVITY

                                                        DECEMBER 31, 1997
                                        -------------------------------------------------
                                         DUE IN     AFTER ONE,      AFTER
                                        ONE YEAR    BUT WITHIN       FIVE
                                        OR LESS     FIVE YEARS      YEARS        TOTAL
-----------------------------------------------------------------------------------------
Real estate construction and land
  loans..............................   $ 80,102     $  63,451     $ 26,689    $  170,242
Other real estate loans..............     99,643       179,424      262,815       541,882
All other loans......................    539,950       294,300       74,758       909,008
                                        -------------------------------------------------
     Total...........................   $719,695     $ 537,175     $364,262    $1,621,132
                                        -------------------------------------------------
Loans with fixed interest rates......   $240,475     $ 175,166     $130,130    $  545,771
Loans with floating interest rates...    479,220       362,009      234,132     1,075,361
                                        -------------------------------------------------
     Total...........................   $719,695     $ 537,175     $364,262    $1,621,132
                                        -------------------------------------------------

Loans for 1-4 family housing totaling $422,293,000 and consumer loans totaling $602,415,000 and unearned income of $2,318,000 are not included in the amounts in the table.

MATURITY DISTRIBUTION AND SECURITIES PORTFOLIO YIELDS

                                                                             DECEMBER 31, 1997
                                       ---------------------------------------------------------------------------------------------
                                                                                 MATURITY
                                       ---------------------------------------------------------------------------------------------
                                           WITHIN 1 YEAR             1-5 YEARS              5-10 YEARS            AFTER 10 YEARS
                                       ---------------------   ---------------------   ---------------------   ---------------------
                                                    WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE
                                        AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD
------------------------------------------------------------------------------------------------------------------------------------
Held to maturity:
U.S. Government agencies and
 corporations........................                                                  $   2,421      8.72%    $ 141,270      7.11%
States and political subdivisions....  $      55      4.42%    $     235      4.65%        1,958      5.76         2,795      6.44
Other................................                                 25      7.88
                                       ---------------------------------------------------------------------------------------------
 Total securities held to maturity...  $      55      4.42%    $     260      4.96%    $   4,379      7.40%    $ 144,065      7.10%
                                       ---------------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury........................  $ 310,381      5.56%
U.S. Government agencies and
 corporations........................     19,736      5.64     $ 401,759      6.09%    $ 100,615      6.97%    $ 502,889      7.08%
States and political subdivisions....         50      4.99
Other................................                                 25      8.98                                 7,304      6.00
                                       ---------------------------------------------------------------------------------------------
 Total securities available for
   sale..............................  $ 330,167      5.56%    $ 401,784      6.09%    $ 100,615      6.97%    $ 510,193      7.06%
                                       ---------------------------------------------------------------------------------------------

                                       TOTAL CARRYING AMOUNT
                                       ---------------------
                                                    WEIGHTED
                                                    AVERAGE
                                        AMOUNT       YIELD
-------------------------------------
Held to maturity:
U.S. Government agencies and
 corporations........................  $ 143,691      7.14%
States and political subdivisions....      5,043      6.07
Other................................         25      7.88

 Total securities held to maturity...  $ 148,759*     7.10%

Available for sale:
U.S. Treasury........................  $ 310,381      5.56%
U.S. Government agencies and
 corporations........................  1,024,999      6.65
States and political subdivisions....         50      4.99
Other................................      7,329      6.01

 Total securities available for
   sale..............................  $1,342,759*    6.40%

Weighted average yields have been computed on a fully taxable-equivalent basis assuming a tax rate of 35%.

* Included in the totals are mortgage-backed securities and collateralized mortgage obligations of $1,149,033,000 which are included in maturity categories based on their stated maturity date.

QUARTERLY RESULTS OF OPERATIONS

                                                  THREE MONTHS ENDED 1997                      Three Months Ended 1996
(in thousands, except per share         -------------------------------------------   -----------------------------------------
amounts)                                MAR 31     JUNE 30     SEPT 30     DEC 31     Mar 31     June 30    Sept 30    Dec 31
-------------------------------------------------------------------------------------------------------------------------------
Interest income......................   $76,342    $81,642     $82,496    $  84,235   $70,260    $72,131    $73,236   $  74,886
Interest expense.....................   29,676      32,287      32,483       33,025   27,592     27,757     27,786       28,296
Net interest income..................   46,666      49,355      50,013       51,210   42,668     44,374     45,450       46,590
Provision for possible loan losses...    1,625       2,275       2,000        2,000    1,875      1,325      2,300        1,800
Gain (loss) on securities
  transactions.......................                   20          (2 )        476      (95 )     (903 )        1           17
Non-interest income*.................   25,436      27,741      27,794       28,361   22,726     24,641     23,179       23,989
Non-interest expense.................   46,992      50,376      50,772       51,816   43,145     46,595     44,617       46,223
Income before income taxes...........   23,485      24,445      25,035       25,755   20,374     21,095     21,712       22,556
Income taxes.........................    8,422       8,814       8,889        9,110    7,299      7,577      7,727        8,156
Net income...........................   15,063      15,631      16,146       16,645   13,075     13,518     13,985       14,400
Net income per diluted common
  share..............................      .65         .68         .70          .72      .57        .59        .61          .63

* Includes gain (loss) on securities transactions.

CULLEN/FROST BANKERS, INC. AND SUBSIDIARIES
BANK SUBSIDIARIES
(IN THOUSANDS)
-------------------------------------------------------------------------------
                                                    DECEMBER 31, 1997
                                          -------------------------------------
                                             TOTAL        TOTAL        TOTAL
                                            ASSETS        LOANS      DEPOSITS
                                          -------------------------------------
Frost National Bank.....................  $ 5,095,169  $ 2,583,081  $ 4,406,073
    San Antonio, Austin, Corpus Christi,
      Houston, McAllen, New Braunfels
      and San Marcos
    Main Office:
    P. O. Box 1600, 100 West Houston
    Street
    San Antonio, Texas 78296 (210)
    220-4011
United States National Bank.............      147,242       60,327      135,341
    P. O. Box 179, 2201 Market Street
    Galveston, Texas 77553 (409)
    763-1151

ITEM_9.__CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM_10.__DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 27, 1998.
     The additional information regarding executive officers called for by Item 10 is included in Part I, Item 1 of this document under the heading "Executive Officers of the Registrant".

ITEM_11.__EXECUTIVE COMPENSATION
     The information called for by Item 11 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 27, 1998.

ITEM_12.__SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
     The information called for by Item 12 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 27, 1998.

ITEM_13.__CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information called for by Item 13 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 27, 1998.

                                    PART IV

ITEM_14.__EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

        EXHIBIT
         NUMBER
------------------------
           3.1       -- Articles of Incorporation of
                        Cullen/Frost Bankers, Inc., as
                        amended	through 1997
           3.2       -- Amended By-Laws of Cullen/Frost
                        Bankers, Inc. (1995 Form 10-K/A,
                        Exhibit 3.2)(9)
           4.1       -- Shareholder Protection Rights
                        Agreement dated as of August 1, 1996
                        between Cullen/Frost Bankers, Inc.
                        and The Frost National Bank, as
                        Rights Agent (1996) Form 8-A12G/A,
                        Exhibit 1)(10)
          10.1       -- 1983 Non-qualified Stock Option Plan,
                        as amended (1989 Form S-8, Exhibit
                        4(g))(2)
          10.2       -- Restoration of Retirement Income Plan
                        for Participants in the Retirement
                        Plan for Employees of Cullen/Frost
                        Bankers, Inc. and its Affiliates (as
                        amended and restated) (1988 Form
                        10-K, Exhibit 10.4)(1)*
          10.3       -- Form of Revised Change-In-Control
                        Agreements with four Executive
                        Officers (1989 Form 10-K, Exhibit
                        10.13(a))(4)*
          10.4       -- 1988 Non-qualified Stock Option Plan
                        (1989 Form S-8, Exhibit 4(g))(3)
          10.5       -- The 401(k) Stock Purchase Plan for
                        employees of Cullen/Frost Bankers,
                        Inc. and its Affiliates. (1990 Form
                        S-8, Exhibit 4(g))(5)*
          10.6       -- 1991 Thrift Incentive Stock Purchase
                        Plan for Employees of Cullen/Frost
                        Bankers, Inc. and its Affiliates
                        (1991 Form S-8, Exhibit 4(g))(6)*
          10.7       -- Cullen/Frost Bankers, Inc. Restricted
                        Stock Plan (1992 Form S-8, Exhibit
                        4(d))(7)*
          10.8       -- Cullen/Frost Bankers, Inc.
                        Supplemental Executive Retirement
                        Plan (1994 Form 10-K, Exhibit
                        10.13)(8)
          10.9       -- Form of Revised Change-In-Control
                        Agreements with one Executive Officer
                        (1994 Form 10-K, Exhibit 10.14)(8)
          10.10      -- Retirement agreement with one
                        Executive Officer (1996 Form 10-K,
                        Exhibit 10.13)(11)
          10.11      -- Cullen/Frost Bankers, Inc. 1997
                        Directors Stock Plan
          10.12      -- Cullen/Frost Bankers, Inc. 1992 Stock
                        Plan, as amended
          11         -- Statement re: computation of earnings
                        per share
          11.1       -- Statement re: SFAS 128 restated
                        quarterly computation of earning per
                        share for years 1997 and 1996
          19.1       -- Annual Report on Form 11-K for the
                        Year Ended December 31, 1997, for the
                        1991 Thrift Incentive Stock Purchase
                        Plan (filed pursuant to Rule 15d-21
                        of the Securities and Exchange Act of
                        1934)(12)
          19.2       -- Annual Report on Form 11-K for the
                        Year Ended December 31, 1997, for the
                        401(k) Stock Purchase Plan (filed
                        pursuant to Rule 15d-21 of the
                        Securities and Exchange Act of
                        1934)(12)
          21         -- Subsidiaries of Cullen/Frost
          23         -- Consent of Independent Auditors
          24         -- Power of Attorney
          27         -- Financial Data Schedule

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     (b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 1997.

------------
 (1) Incorporated herein by reference to the designated Exhibits to the Cullen/Frost Annual Report on Form 10-K for the Year Ended December 31, 1988 (File No. 0-7275)

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

 (5) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 31, 1990 (File No. 33-37500)

 (6) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed March 18, 1991 (File No. 33-39478)

 (7) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 20, 1992 (File No. 33-53492)

 (8) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

 (9) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K/A for the Year Ended December 31, 1995 (File No. 0-7275)

(10) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-A12G/A dated August 1, 1996 (File No. 0-7275)

(11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1996 (File No. 0-7275)

(12) To be filed as an amendment.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date:  March 31, 1998                     CULLEN/FROST BANKERS, INC.
                                          (Registrant)
                                          By:      /s/  PHILLIP D. GREEN
                                                      PHILLIP D. GREEN
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 31, 1998.

                      SIGNATURES                                        TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------
                     T.C. FROST*                          Senior Chairman of the Board and
                      T.C. FROST                                      Director
                RICHARD W. EVANS, JR.*                   Chairman of the Board and Director
                RICHARD W. EVANS, JR.                       (Principal Executive Officer)
                  ISAAC ARNOLD, JR.*                                  Director
                  ISAAC ARNOLD, JR.
                  ROYCE S. CALDWELL*                                  Director
                  ROYCE S. CALDWELL
                  RUBEN R. CARDENAS*                                  Director
                  RUBEN R. CARDENAS
                   HENRY E. CATTO*                                    Director
                    HENRY E. CATTO
                   BOB W. COLEMAN*                                    Director
                    BOB W. COLEMAN
                   HARRY H. CULLEN*                                   Director
                   HARRY H. CULLEN
                                                                      Director
                    ROY H. CULLEN
                EUGENE H. DAWSON, SR.*                                Director
                EUGENE H. DAWSON, SR.
                  RUBEN M. ESCOBEDO*                                  Director
                  RUBEN M. ESCOBEDO
                  W.N. FINNEGAN III*                                  Director
                  W.N. FINNEGAN III

                           SIGNATURES -- (CONTINUED)

                      SIGNATURES                                        TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------
                  PATRICK B. FROST*                                   Director
                   PATRICK B. FROST
                     JOE FULTON*                                      Director
                      JOE FULTON
                JAMES W. GORMAN, JR.*                                 Director
                 JAMES W. GORMAN, JR.
                   JAMES L. HAYNE*                                    Director
                    JAMES L. HAYNE
               RICHARD M. KLEBERG, III*                               Director
               RICHARD M. KLEBERG, III
                  ROBERT S. McCLANE*                                  Director
                  ROBERT S. MCCLANE
                  IDA CLEMENT STEEN*                                  Director
                  IDA CLEMENT STEEN
                 CURTIS VAUGHAN, JR.*                                 Director
                 CURTIS VAUGHAN, JR.
                   HORACE WILKINS*                                    Director
                    HORACE WILKINS
                MARY BETH WILLIAMSON*                                 Director
                 MARY BETH WILLIAMSON
                *By: PHILLIP D. GREEN*                   Executive Vice President and Chief     March 31, 1998
                   PHILLIP D. GREEN                               Financial Officer
               (AS ATTORNEY-IN-FACT FOR
                THE PERSONS INDICATED)

                                      64