Form 10-K/A
period 1997-12-31
CULLEN FROST BANKERS INC
filed 1998-04-30
CIK 39263

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                        Class                         March 26, 1998
             --------------------------              --------------
             Common Stock, $5 par value                22,259,489

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

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12,13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                          CULLEN/FROST BANKERS, INC.
            (Exact name of registrant as specified in its charter)


                               AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:


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

    19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 1997 and 1996.

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

                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)


Date:   April 30, 1998                       By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     -------
       3.1    Articles of Incorporation of Cullen/Frost Bankers, Inc. as amended through 1997 (12)
       3.2    Amended By-Laws of Cullen/Frost Bankers, Inc. (1995 Form 10-K/A,
              Exhibit 3.2)(9)
       4.1    Shareholder Protection Rights Agreement dated as of August 1, 1996 between Cullen/Frost Bankers, Inc. and The Frost National Bank,
              as Rights Agent (1996) Form 8-A12G/A, Exhibit 1)(10)
      10.1    1983 Non-qualified Stock Option Plan, as amended (1989 Form S-8,
              Exhibit 4(g))(2)
      10.2    Restoration of Retirement Income Plan for Participants in the
              Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and
              its Affiliates (as amended and restated) (1988 Form 10-K,
              Exhibit 10.4)(1)*
      10.3    Form of Revised Change-In-Control Agreements with four Executive
              Officers (1989 Form 10-K, Exhibit 10.13(a))(4)*
      10.4    1988 Non-qualified Stock Option Plan (1989 Form S-8, Exhibit
              4(g))(3)
      10.5    The 401(k) Stock Purchase Plan for employees of Cullen/Frost
              Bankers, Inc. and its Affiliates (1990 Form S-8, Exhibit 4(g))(5)*
      10.6    1991 Thrift Incentive Stock Purchase Plan for Employees of
              Cullen/Frost Bankers, Inc. and its Affiliates (1991 Form S-8,
              Exhibit 4(g))(6)*
      10.7    Cullen/Frost Bankers, Inc. Restricted Stock Plan (1992 Form S-8,
              Exhibit 4(d))(7)*
      10.8    Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
              (1994 Form 10-K, Exhibit 10.13)(8)
      10.9    Form of Revised Change-In-Control Agreements with one Executive
              Officer (1994 Form 10-K, Exhibit 10.14)(8)
      10.10   Retirement agreement with one Executive Officer (1996 Form 10-K,
              Exhibit 10.13)(11)
      10.11   Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (12)
      10.12   Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (12)
      11      Statement re: computation of earnings per share (12)
      11.1    Statement re: SFAS 128 restated quarterly computation of earning per share for years 1997 and 1996 (12)
      19.1    Annual Report on Form 11-K for the Year Ended December 31, 1997,
              for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(13)
      19.2    Annual Report on Form 11-K for the Year Ended December 31, 1997,
              for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
      21      Subsidiaries of Cullen/Frost
      23      Consent of Independent Auditors
      23.1    Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Plan (13)
      24      Power of Attorney
      27      Financial Data Schedule

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

  (12) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1997 (File No. 0-7275)

  (13)  Filed herewith.

  (14)  To be filed as amendment No. 2.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
------------------------------------------
 19.1 The financial statements and exhibits required by Form 10-K/A with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1997 and 1996 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.1 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Purchase Plan.