Form 10-Q
period 1998-03-31
CULLEN FROST BANKERS INC
filed 1998-05-15
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                        Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1998               Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 10, 1998 there were 22,266,189 shares of Common Stock, $5 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)



Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(in thousands, except per share amounts)                               Three Months Ended
                                                                            March 31
                                                                      ---------------------
                                                                        1998          1997
                                                                      -------       -------
INTEREST INCOME
 Loans, including fees                                                $60,416       $50,049
 Securities:
    Taxable                                                            25,490        23,794
    Tax-exempt                                                             72            97
                                                                      -------       -------
      Total Securities                                                 25,562        23,891
Federal funds sold and securities purchased under resale agreements     1,882         2,402
                                                                      -------       -------
      Total Interest Income                                            87,860        76,342
INTEREST EXPENSE
 Deposits                                                              29,815        26,687
 Federal funds purchased and securities sold under repurchase
  agreements                                                            1,885         1,398
 Guaranteed preferred beneficial interest in the Corporation's
  subordinated debentures                                               2,119         1,271
 Other borrowings                                                         309           320
                                                                      -------       -------
      Total Interest Expense                                           34,128        29,676
                                                                      -------       -------
      Net Interest Income                                              53,732        46,666
Provision for possible loan losses                                      2,250         1,625
                                                                      -------       -------
      Net Interest Income After Provision
       for Possible Loan Losses                                        51,482        45,041
NON-INTEREST INCOME
 Trust fees                                                            10,921         9,643
 Service charges on deposit accounts                                   11,420        10,290
 Other service charges, collection and exchange charges,
  commissions and fees                                                  3,250         2,129
 Net loss on securities transactions                                       (3)
 Other                                                                  4,312         3,374
                                                                      -------       -------
      Total Non-Interest Income                                        29,900        25,436
NON-INTEREST EXPENSE
 Salaries and wages                                                    22,562        19,234
 Pension and other employee benefits                                    4,839         4,393
 Net occupancy of banking premises                                      5,187         4,758
 Furniture and equipment                                                3,433         2,866
 Intangible amortization                                                3,348         2,710
 Other                                                                 15,824        13,031
                                                                      -------       -------
     Total Non-Interest Expense                                        55,193        46,992
                                                                      -------       -------

   Income Before Income Taxes                                          26,189        23,485
Income Taxes                                                            9,444         8,422
                                                                      -------       -------
     Net Income                                                       $16,745       $15,063
                                                                      =======       =======

Net income per common share
     Basic                                                            $   .75       $   .67
     Diluted                                                              .73           .65

Dividends per common share                                                .25           .21


See notes to consolidated financial statements.




Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                        March 31   December 31    March 31
                                                          1998         1997         1997
                                                      ----------    ----------   ----------
Assets
Cash and due from banks                               $  746,458    $  604,227   $  457,894
Securities held to maturity                              140,764       148,759      171,011
Securities available for sale                          1,479,787     1,342,759    1,374,554
Federal funds sold                                       115,200       190,000      255,375
Loans, net of unearned discount of $3,298 at
  March 31, 1998; $2,318 at December 31, 1997
  and $3,768 at March 31, 1997                         2,849,031     2,643,522    2,414,639
    Less: Allowance for possible loan losses             (43,107)      (41,846)     (40,047)
                                                      ----------    ----------   ----------
      Net Loans                                        2,805,924     2,601,676    2,374,592
Banking premises and equipment                           116,344       109,654      105,969
Accrued interest and other assets                        249,350       233,513      193,845
                                                      ----------    ----------   ----------
      Total Assets                                    $5,653,827    $5,230,588   $4,933,240
                                                      ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                           $1,144,876    $1,101,862   $  931,506
  Correspondent banks                                    375,485       185,228      177,554
  Public funds                                            40,195        51,733       52,340
                                                      ----------    ----------   ----------
     Total demand deposits                             1,560,556     1,338,823    1,161,400
Time Deposits:
  Savings and Interest-on-Checking                       823,480       766,416      753,203
  Money market deposit accounts                        1,054,481       996,110      932,541
  Time accounts                                        1,165,582     1,102,184    1,095,196
  Public funds                                           242,755       280,378      286,799
                                                      ----------    ----------   ----------
     Total time deposits                               3,286,298     3,145,088    3,067,739
                                                      ----------    ----------   ----------
     Total deposits                                    4,846,854     4,483,911    4,229,139
Federal funds purchased and securities
  sold under repurchase agreements                       188,715       132,112      130,384
Accrued interest and other liabilities                   101,952       107,757       91,650
Guaranteed Preferred Beneficial Interest in the
  Corporation's Junior Subordinated Deferrable
  Interest Debentures, net                                98,417        98,403       98,366
                                                      ----------    ----------   ----------
     Total Liabilities                                 5,235,938     4,822,183    4,549,539
Shareholders' Equity
Common stock, par value $5 per share                     112,710       112,710      112,539
  Shares authorized:60,000,000; 60,000,000; 30,000,000
  Shares issued: 22,541,991; 22,541,991; 22,507,928
Surplus                                                   66,491        65,931       64,073
Retained earnings                                        243,844       233,412      205,330
Accumulated other comprehensive income,
  net of tax                                               7,777         8,668        1,759
Treasury stock at cost (277,502; 276,721)                (12,933)      (12,316)
                                                      ----------    ----------   ----------
     Total Shareholders' Equity                          417,889       408,405      383,701
                                                      ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                           $5,653,827    $5,230,588   $4,933,240
                                                      ==========    ==========   ==========




See notes to consolidated financial statements.




Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                              Accumulated
                                                                 Other
                                                             Comprehesive
                                  Common            Retained     Income,   Treasury
                                  Stock    Surplus  Earnings  net of tax    Stock    Total
                                ---------  -------  --------  ----------  -------- --------
Balance at January 1, 1997       $112,410  $63,480  $195,451    $7,602             $378,943
  Net income for the year ended
    December 31, 1997                                 63,485                         63,485
  Unrealized gain on securities
    AFS, net of tax and
    reclassification adjustment                                  1,066                1,066
                                                                                    -------
       Total Comprehensive income                                                    64,551
                                                                                    -------
  Proceeds from employee stock
    purchase plan and options         300      437    (1,949)             $ 3,201     1,989
  Tax benefit related to
    exercise of stock options                1,492                                    1,492
  Purchase of treasury stock                                              (17,814)  (17,814)
  Issuance of restricted stock                 522                          2,297     2,819
  Restricted stock plan deferred
    Compensation, net                                 (2,112)                        (2,112)
  Cash dividend                                      (21,463)                       (21,463)
                                 --------  -------  --------    ------    -------   -------
Balance at December 31, 1997      112,710   65,931   233,412     8,668    (12,316)  408,405
  Net income for the three months
    ended March 31, 1998                              16,745                         16,745
  Unrealized loss on securitites
    AFS, net of tax and
    reclassification adjustment
    (see disclosure)                                              (891)                (891)
                                                                                     ------
       Total Comprehensive income                                                    15,854
                                                                                     ------
Proceeds from employee stock
    purchase plan and options                           (913)               1,102       189
  Tax benefit related to
    exercise of stock options                  497                                      497
  Purchase of treasury stock                                               (1,866)   (1,866)
  Issuance of restricted stock                  63                            147       210
  Restricted stock plan deferred
    Compensation, net                                    164                            164
  Cash dividend                                       (5,564)                        (5,564)
                                 --------  -------  --------    ------   --------  --------
Balance at March 31, 1998        $112,710  $66,491  $243,844    $7,777   $(12,933) $417,889
                                 ========  =======  ========    ======   ========  ========

Disclosure of reclassification amount:

Unrealized loss on securities AFS for three month period ended 3/31/98                $(893)
Less: reclassification adjustment for loss included in income                            (2)
                                                                                      ------
Net unrealized loss on securities AFS, net of tax                                     $(891)



See notes to consolidated financial statements.






Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                Three Months Ended
                                                                      March 31
                                                                -------------------
                                                                  1998       1997
                                                                --------   --------
Operating Activities
Net income                                                      $ 16,745   $ 15,063
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                             2,250      1,625
    Credit for deferred taxes                                     (1,190)    (1,005)
    Accretion of discounts on loans                                 (134)       (64)
    Accretion of securities' discounts                              (634)    (3,279)
    Amortization of securities' premiums                           1,458        680
    Net loss on securities transactions                                3
    Net gain on sale of assets                                       (69)       (78)
    Depreciation and amortization                                  6,564      5,441
    Increase in interest receivable                               (1,991)    (2,199)
    (Decrease) increase in interest payable                       (2,206)     1,561
    Net change in other assets and liabilities                    16,227     (6,824)
                                                                ---------  --------
      Net cash provided by operating activities                   37,023     10,921

Investing Activities
Proceeds from maturities of securities held to maturity            7,930      6,091
Purchases of investment securities                                  (566)
Proceeds from sales of securities available for sale              95,515     86,766
Proceeds from maturities of securities available for sale        194,660     97,745
Purchases of securities available for sale                      (345,053)  (221,805)
Net increase in loans                                            (84,667)   (56,173)
Net increase in bank premises and equipment                       (3,363)    (2,580)
Proceeds from sales of repossessed properties                        177        298
Net cash and cash equivalents (paid) received from acquisitions   (8,899)    14,277
                                                                ---------  --------
  Net cash used by investing activities                         (144,266)   (75,381)

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                             237,260   (187,522)
Net decrease in certificates of deposits                         (96,519)    (9,555)
Net increase (decrease) in short-term borrowings                  41,174    (43,723)
Proceeds from issuance of guaranteed preferred beneficial
  interest in Corporation's subordinated debentures                          98,353
Proceeds from employee stock purchase
  plan and options                                                   189         24
Purchase of treasury stock                                        (1,866)
Dividends paid                                                    (5,564)    (4,726)
                                                                ---------  --------
     Net cash provided (used) by financing activities            174,674   (147,149)
                                                                ---------  --------
     Increase (decrease) in cash and cash equivalents             67,431   (211,609)
Cash and cash equivalents at beginning of year                   794,227    924,878
                                                                ---------  --------
     Cash and cash equivalents at the end
       of the period                                            $861,658   $713,269
                                                                =========  ========
Supplemental information:
  Interest paid                                                 $ 36,334   $ 28,115




See notes to consolidated financial statements.



Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in tables in thousands)


Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb future possible loan losses.


                                                   Three Months Ended
                                                        March 31
                                                   -------------------
(in thousands)                                      1998        1997
----------------------------------------------------------------------
Balance at beginning of the period                $41,846      $37,626
Provision for possible loan losses                  2,250        1,625
Loan loss reserve of acquired institution           1,250        2,105
Net charge-offs:
  Losses charged to the allowance                  (3,291)      (2,042)
  Recoveries                                        1,052          733
                                                  -------      -------
    Net charge-offs                                (2,239)      (1,309)
                                                  -------      -------
Balance at the end of period                      $43,107      $40,047
                                                  =======      =======


Impaired Loans

     A loan within the scope of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At March 31, 1998 and 1997, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans for the first quarter of 1998 and 1997 was $7,000 and $90,000, respectively. The total allowance for possible loans losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:



                                                     Three Months Ended
                                                           March 31
                                                   -----------------------
(in thousands)                                          1998         1997
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $2,851       $3,739
Impaired loans with a valuation reserve                 2,483        2,306
                                                       ------       ------
Total recorded investment in impaired loans            $5,334       $6,045
                                                       ======       ======
Average recorded investment in impaired loans          $5,270       $5,189
Valuation reserve                                       1,708          909



Earnings Per Common Share
     In accordance with SFAS 128, the reconciliation of earnings per share follows:



                                                       Three Months Ended
                                                            March 31
                                                   ------------------------
                                                       1998         1997
---------------------------------------------------------------------------
Numerators for both basic and diluted earnings
  per share, net income                            $16,745,000  $15,063,000
                                                   ===========  ===========
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares                 22,266,239   22,499,481
Dilutive effect of stock options                       795,811      594,002
                                                   -----------  -----------
Denominator for diluted earnings per share          23,062,050   23,093,483
                                                   ===========  ===========

Earnings per share:
Basic                                              $       .75  $       .67
Diluted                                                    .73          .65


Capital

     The table below reflects various measures of regulatory capital at March 31, 1998 and 1997. As a result of the Harrisburg Bancshares, Inc. acquisition and the Corporation's stock repurchase program, all the regulatory capital ratios are down when compared to the first quarter of 1997.




                                           March 31, 1998           March 31, 1997
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  408,246     12.13%    $  400,000     14.52%
     Tier 1 Capital Minimum requirement   134,654      4.00        110,201      4.00

     Total Capital                     $  450,338     13.38%    $  434,464     15.77%
     Total Capital Minimum requirement    269,309      8.00        220,402      8.00

Risk-adjusted assets, net of goodwill  $3,366,360               $2,755,023
Leverage ratio                                         7.62%                    8.56%
Average equity as a percentage
of average assets                                      7.59                     8.13



     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At March 31, 1998 and 1997, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements. The Corporation and its subsidiary banks currently exceed all minimum capital requirements.



Income Taxes

     The tax expense for the first quarter of 1998 was $9,444,000. This amount consisted of current tax expense of $10,634,000 and deferred tax benefit of $1,190,000. As of March 31, 1998, net deferred tax assets were $7,624,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years. The tax expense for the first quarter of 1997 was $8,422,000. Income tax payments made in the first three months of 1998 were $1,600,000. No income tax payments were made in the first three months of 1997.


Acquisitions

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. This transaction has been accounted for as a purchase with total cash consideration being funded through currently available funds, including funds provided by the issuance of the $100 million Trust Preferred Capital Securities. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. Total intangibles associated with the acquisition amounted to approximately $34.2 million. This acquisition is not expected to have a material impact on the Corporation's 1998 net income.
     On March 7, 1997, the Corporation paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary Citizens State Bank, based in Corpus Christi, Texas. Total intangibles associated with the acquisition were approximately $20.9 million. The Corporation acquired loans of approximately $108 million and deposits of approximately $184 million. This acquisition did not have a material impact on the Corporation's 1997 net income.


Definitive Agreement to Merge

Overton Bancshares, Inc., - Fort Worth
     On February 15, 1998, the Corporation signed a definitive agreement providing for the merger of Overton Bancshares, Inc., in Fort Worth, Texas, which owns Overton Bank and Trust N.A., ("Overton"), into the Corporation. The merger, which will be accounted for as a pooling-of-interests transaction, will be the Corporation's first entry into the Fort Worth market and is expected to be consummated in the second quarter of this year. The merger is subject to approval by shareholders of Overton Bancshares, Inc. The Corporation will issue approximately 4.38 million common shares as part of this transaction. At December 31, 1997, Overton had $732 million in deposits, loans of $468 million, total assets of $863 million and had the sixth largest deposit share in the Fort Worth MSA.

Accounting Changes

     As of January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains and losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Comprehensive income was $15,854,000 for the first quarter of 1998 (See Statement of Changes in Shareholder's Equity on page 4). This compares to $9,220,000 for the first quarter of 1997 which was composed of net income of $15,063,000 and unrealized losses on securities available-for-sale of $5,843,000, net of tax and reclassification adjustment. For the first quarter of 1998, the unrealized loss on securities available-for-sale before tax was $1,374,000 resulting in an after tax amount of $893,000.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior year information is required. The Corporation is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.


Financial Derivatives

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

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands except per share amounts)

Results of Operations
     Cullen/Frost reported net income of $16,745,000 or $.73 per diluted common share for the quarter ended March 31, 1998. This compares with $16,645,000 or $.72 per diluted common share and $15,063,000 or $.65 per diluted common share for the fourth and first quarters of 1997, respectively. Return on average equity and average assets were 16.37 percent and 1.24 percent, respectively, for the first quarter of 1998 compared to average equity and average assets of
15.80 percent and 1.28 percent respectively, for the first quarter of 1997.
     The results of operations are included in the material that follows. The Corporation completed an acquisition during the first quarter of 1998 and one in 1997. These acquisitions, which are outlined in the footnotes to the financial statements on page eight, were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition. Certain reclassifications have been made to make prior quarters comparable. All balance sheet figures are presented in averages unless otherwise noted.


                                                  Summary of Operations
                                         --------------------------------------
                                                    Three Months Ended
                                         --------------------------------------
                                             1998                1997
                                         ----------    ------------------------
                                          March 31     December 31    March 31
-------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                         $54,009       $51,500       $46,934
Taxable-equivalent adjustment                 277           290           268
                                          -------       -------       -------
Net interest income                        53,732        51,210        46,666
Provision for possible
  loan losses                               2,250         2,000         1,625
Non-Interest income:
  Net (loss) gain on securities
     transactions                              (3)          476
  Other                                    29,903        27,885        25,436
                                          -------       -------       -------
    Total non-interest income              29,900        28,361        25,436
Non-Interest expense:
  Intangible amortization                   3,348         3,029         2,710
  Other                                    51,845        48,787        44,282
                                          -------       -------       -------
    Total non-interest expense             55,193        51,816        46,992
                                          -------       -------       -------

Income before income taxes                 26,189        25,755        23,485
Income Taxes                                9,444         9,110         8,422
                                          -------       -------       -------
Net Income                                $16,745       $16,645       $15,063
                                          =======       =======       =======

Net income per diluted common share:      $   .73       $   .72       $   .65

Return on Average Assets                     1.24%         1.29%         1.28%
Return on Average Equity                    16.37         16.31         15.80


Net Interest Income
     Net interest margin was 4.78 percent for the first quarter of 1998 compared to 4.74 percent and 4.73 percent for the fourth and first quarters of 1997, respectively. The increase in net interest margin from the fourth quarter of 1997 is due to higher loan volumes and a redeployment of investable funds out of Federal funds sold and into investment securities. The increase in net interest income from the fourth and first quarters of 1997 is reflective of the favorable impact of the acquisitions and higher loan volumes offset by higher deposit costs. Net interest spread of 3.96 percent increased six basis points from the fourth quarter of 1997. Net interest spread was 3.94 percent for the first quarter of 1997. The net interest spread increased from the previous quarter primarily because of the increase in securities and loan volumes.




                                      Change in Taxable-Equivalent
                                           Net Interest Income
                                  ------------------------------------
                                   First Quarter         First Quarter
                                       1998                  1998
                                        vs.                   vs.
                                   First Quarter         Fourth Quarter
                                       1997                  1997
                                 -------------------------------------

                                      Amount                 Amount
----------------------------------------------------------------------
Due to volume                         $7,462                 $3,110
Due to interest rate spread             (387)                  (601)
                                      ------                 ------
                                      $7,075                 $2,509
                                      ======                 ======


Non-Interest Income

     Total non-interest income was up $1.5 million or 5.4 percent compared to the fourth quarter of 1997 and was up $4.5 million or 17.5 percent from the first quarter of 1997. The non-interest income growth was favorably impacted by the acquisitions of Harrisburg Bancshares, Inc., and Corpus Christi Bancshares, Inc., in the first quarters of 1998 and 1997, respectively. The increase from the fourth and first quarter of 1997 is mostly due to higher service charge income and trust fees.



                                                   Three Months Ended
                                            ---------------------------------
                                              1998              1997
                                            --------   ---------------------
Non-Interest Income                         March 31   December 31  March 31
----------------------------------------------------------------------------
Trust fees                                  $10,921      $ 9,980    $ 9,643
Service charges on deposit accounts          11,420       11,374     10,290
Other service charges, collection
  and exchange charges, commissions
  and fees                                    3,250        2,663      2,129
Net (loss) gain on securities transactions       (3)         476
Other                                         4,312        3,868      3,374
                                            -------      -------    -------
    Total                                   $29,900      $28,361    $25,436
                                            =======      =======    =======



     Trust fee income increased 9.4 percent and 13.2 percent from the fourth and first quarters of 1997, respectively. The increase from the fourth and first quarters of 1997 is attributable to the increase in the number of accounts held and trust asset growth resulting from the continued improvement in the stock and bond market.

     Service charges on deposit accounts were flat compared to the previous quarter and up 11.0 percent from the same quarter one year ago primarily as a result of higher service charges related to commercial deposits and overdraft charges. Other service charges were up 22.0 percent compared to the fourth quarter of 1997 and up 52.7 percent from the first quarter of 1997. These increases are primarily due to higher volumes and mutual fund fees.
     Other non-interest income was up 11.5 percent compared to the fourth quarter of 1997 and up 27.8 percent from the first quarter a year ago. The increase is primarily related to proceeds from an asset previously written-off and higher Visa check card fees.

Non-Interest Expense

     Non-interest expense increased $3.4 million or 6.5 percent from the fourth quarter and $8.2 million or 17.5 percent from the same quarter last year. The acquisitions of Harrisburg Bancshares, Inc., and Corpus Christi Bancshares, Inc., in the first quarters of 1998 and 1997, respectively, impacted the growth in expenses. Higher personnel and operating expenses in response to higher volumes were the primary reasons for the increase.


                                                    Three Months Ended
                                              -------------------------------
                                                1998             1997
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
-----------------------------------------------------------------------------
Salaries and wages                            $22,562     $21,183    $19,234
Pension and other employee benefits             4,839       4,102      4,393
Net occupancy of banking premises               5,187       5,131      4,758
Furniture and equipment                         3,433       3,457      2,866
Intangible amortization                         3,348       3,029      2,710
Other                                          15,824      14,914     13,031
                                              -------     -------    -------
      Total                                   $55,193     $51,816    $46,992
                                              =======     =======    =======


     Salaries and wages were up 6.5 percent from the fourth quarter of 1997 and were up 17.3 percent from the first quarter of 1997 as a result of higher staffing levels and merit increases. Pension and employee benefits were up
18.0 percent from the fourth quarter and 10.2 percent from the first quarter of 1997 because of higher payroll taxes, medical insurance expense and higher contributions to fund the employer match on the employee related stock plans. Net occupancy of banking premises expense was flat compared to the fourth quarter and increased 9.0 percent from the first quarter of 1997. This increase is attributable to higher property taxes and depreciation expense on buildings due to acquisitions and was partially offset by higher rental income.
     Furniture and equipment expense was flat from the fourth quarter of 1997 and was up 19.8 percent compared to a year ago. This increase was due to higher amortized software and service contracts. Intangible amortization expense was up 10.5 percent compared to last quarter and increased 23.5 percent compared to the same quarter last year due to the acquisitions.
     Other non-interest expense was up 6.1 percent compared to last quarter and increased 21.4 percent compared to the same quarter last year. The increase was primarily due to professional expenses, Visa check card expenses, guard services and outside computer services.


Income Taxes
     The Corporation's effective tax rate for the first quarter of 1998 and the fourth and first quarters of 1997 approximated the statutory rate of 35 percent.

Cash Earnings
     The Corporation has historically paid cash and used the purchase method in accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends, stock repurchases and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):


                                              Three Months Ended
                           ---------------------------------------------------------------
                                  March 1998                          December 1997
--------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible   "Cash"
                       earnings  amortization  earnings    earnings  amortization  earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes                $26,189     $ 3,348     $29,537     $25,755     $3,029      $28,784
Income taxes             9,444         844      10,288       9,110        783        9,893
                       -------      ------     -------     -------     ------      -------
Net income             $16,745     $ 2,504     $19,249     $16,645     $2,246      $18,891
                       =======      ======     =======     =======     ======      =======
Net income per diluted
 common share          $   .73     $   .10     $   .83     $   .72     $  .10      $   .82

Return on assets          1.24%                   1.43%*      1.29%                   1.46%*
Return on equity         16.37                   18.82 **    16.31                   18.51**

 * Calculated as A/B
** Calculated as A/C                                            March 1998   December 1997
   -----------------                                            ----------   -------------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   19,249     $   18,891
(B) Total average assets                                         5,464,432      5,127,173
(C) Average shareholders' equity                                   414,733        404,851




                                    Three Months Ended
                        ---------------------------------------
                                         March 1997
---------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              earnings  amortization  earnings
---------------------------------------------------------------
Income before income taxes     $23,485     $2,710      $26,195
Income taxes                     8,422        750        9,172
                               -------     ------      -------
Net income                     $15,063     $1,960      $17,023
                               =======     ======      =======
Net income per diluted
 common share                  $   .65     $  .09      $   .74

Return on assets                  1.28%                   1.45%*
Return on equity                 15.80                   17.86 **

 * Calculated as A/B
** Calculated as A/C

                                                               March 1998
                                                               ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   17,023
(B) Total average assets                                        4,756,209
(C) Average shareholders' equity                                  386,626


Balance Sheet
     Average assets of $5,464,432,000 for the first quarter of 1998 were up 6.6 percent and 14.9 percent when compared with the fourth and first quarters of 1997, respectively, primarily because of the acquisitions. Total deposits averaged $4,686,365,000 for the current quarter, up 6.3 percent when compared to the previous quarter and up 14.7 percent from the first quarter of 1997. Average loans for the first quarter of 1998 were $2,799,923,000. This represents an increase in average loans of 7.6 percent and 21.6 percent from the fourth and first quarters of 1997, respectively.


Loans



                                        1998                    1997
                            ------------------------   -----------------------
Loan Portfolio                           Percentage
Period-End Balances            March 31   of Total     December 31   March 31
------------------------------------------------------------------------------
Commercial                  $  878,774       30.8%     $  804,257   $  692,057
Consumer                       649,445       22.8         602,415      550,896
Real estate                  1,245,713       43.7       1,134,417    1,104,983
Other                           78,397        2.8         104,751       70,471
Unearned discount               (3,298)       (.1)         (2,318)      (3,768)
                            ----------     ------      ----------   ----------
Total Loans                 $2,849,031      100.0%     $2,643,522   $2,414,639
                            ==========     ======      ==========   ==========


     At March 31, 1998, period-end loans totaled $2,849,031,000 up 7.8 percent from the previous quarter and up 18.0 percent from the same period last year. Approximately 71 percent of the increase in loans from a year ago resulted from internally generated growth.


Real Estate Loans
     Real estate loans at March 31, 1998, were $1,245,713,000 or 43.7 percent of total loans, compared to 45.8 percent a year ago. Construction loans were $170,269,000 up 85 percent from levels a year ago primarily resulting from the acquisition and increased levels of retail construction. Residential permanent mortgage loans at March 31, 1998, were $484,215,000 compared to $461,635,000 at December 31, 1997, and $435,122,000 at March 31, 1997. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property.
     At March 31, 1998, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $2,855,000, compared with $1,993,000 at December 31, 1997, and $3,072,000 at March 31, 1997.


                                                      1998               1997
                                            -----------------------  ----------
Real Estate Loans                                        Percentage
Period-End Balances                           March 31    of Total     March 31
-------------------------------------------------------------------------------
Construction                                $  170,269      13.6%    $   92,185
Land                                            57,316       4.6         54,918
Permanent mortgages:
  Commercial                                   266,439      21.4        247,166
  Residential                                  484,215      38.9        435,122
Other                                          267,474      21.5        275,592
                                            ----------     -----     ----------
                                            $1,245,713     100.0%    $1,104,983
                                            ==========     =====     ==========
Non-accrual and restructured                $    7,213        .6%    $    8,970


Mexico
     The Corporation's cross border outstandings to Mexico, excluding $16,471,000 in loans secured by assets held in the United States, totaled $51,824,000 or 1.8 percent of total loans up from $48,597,000 and $39,722,000 at December 31, 1997 and March 31,1997, respectively. The increase represents the additional usage of lines of credit extended to Mexican firms to support trade related transactions. Of the trade-related credits, approximately 96 percent are related to companies exporting from Mexico. In addition, loans insured by the Export Import Bank were made to Mexican businesses to purchase goods of the United States. As of March 31, 1998, none of the Mexican related loans were on non-performing status.


                                                   MEXICAN LOANS
                                      ---------------------------------------
March 31, 1998                         Amount       Percentage of Total Loans
-----------------------------------------------------------------------------
Financial institutions                $33,889              1.2%
Commercial and industrial              17,935               .6
                                      -------             ----
                                      $51,824              1.8%
                                      =======             ====


Non-Performing Assets



                                                   NON-PERFORMING ASSETS
                                                 --------------------------
                                                    Real
March 31, 1998                                     Estate   Other    Total
---------------------------------------------------------------------------
Non-accrual and restructured loans               $ 7,213   $5,188   $12,401
Foreclosed assets                                  3,788    1,548     5,336
                                                 -------   ------   -------
                                                 $11,001   $6,736   $17,737
                                                 =======   ======   =======
As a percentage of total
  non-performing assets                               62%      38%      100%


     Non-performing assets totaled $17,737,000 at March 31, 1998, compared with $17,213,000 at December 31, 1997, and $14,632,000 at March 31, 1997. Non-
performing assets as a percentage of total loans and foreclosed assets decreased to .62 percent at March 31, 1998 from .68 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at acquisition are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $255,000 or $.01 per diluted common share for the first quarter of 1998. This compares to $240,000 or $.01 per diluted common share and $180,000 or $.01 per diluted common share for the fourth and first quarters of 1997, respectively. Total loans 90 days past due (excluding non-accrual and restructured loans) were $6,116,000 at March 31, 1998, compared to $6,651,000 at December 31, 1997, and $7,703,000 at March 31,
1997.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $43,107,000 or 1.51 percent of period-end loans at March 31, 1998, compared to $41,846,000 or 1.58 percent for the fourth quarter of 1997 and $40,047,000 or 1.66 percent at March 31, 1997. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 347.6 percent at March 31, 1998, compared to 329.4 percent and 281.4 percent at the end of the fourth and first quarters of 1997, respectively.

     The Corporation recorded a $2,250,000 provision for possible loan losses during the first quarter of 1998, compared to $2,000,000 and $1,625,000 recorded during the fourth and first quarters of 1997. Net charge-offs in the first quarter totaled $2,239,000, compared to $1,870,000 and $1,309,000 for the fourth and first quarters of 1997, respectively. The increase from the first quarter a year ago is principally due to indirect consumer charge-offs, which are down from the fourth quarter of last year.



                                                     NET CHARGE-OFFS
                                            -------------------------------
                                              1998              1997
                                            -------      ------------------
                                             First       Fourth     First
                                            Quarter      Quarter   Quarter
---------------------------------------------------------------------------
Real Estate                                 $    43      $   (60)  $    26
Commercial and industrial                       698          221       159
Consumer                                      1,497        1,731     1,039
Other, including foreign                          1          (22)       85
                                            -------      -------   -------
                                            $ 2,239      $ 1,870   $ 1,309
                                            =======      =======   =======

Provision for possible loan losses          $ 2,250      $ 2,000   $ 1,625
Allowance for possible loan losses           43,107       41,846    40,047



Capital and Liquidity

     At March 31, 1998, shareholders' equity was $417,889,000 compared to $408,405,000 at December 31, 1997, and $383,701,000 at March 31, 1997. The
increase in 1998 was due primarily to earnings growth partially offset by $5.6 million of dividends paid and $1.9 million paid for the repurchase of shares of the Corporation. The Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $7.8 million as of March 31, 1998 compared to $8.7 million unrealized gain as of December 31, 1997, reflecting a decrease of $.9 million. This decrease is primarily due to the decrease in market interest rates causing the adjustable-rate mortgage backed securities portfolio to experience a market loss. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale in not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     The Corporation paid a cash dividend of $.25 per common share in the first quarter of 1998 and fourth quarter of 1997 compared to $.21 per common share for the first quarter of 1997. This equates to dividend payout ratios of 33.2 percent, 33.4 percent and 31.4 percent for the first quarter of 1998 and the fourth and first quarters of 1997, respectively.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at March 31, 1998.
     Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. These include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

Year 2000
     The Corporation's Year 2000 compliance program includes modifying or replacing appropriate hardware and software utilized by the Corporation. Currently, the Corporation estimates that the dollar amount to be spent on incremental outside costs to remediate its Year 2000 issues will be approximately $3 million over a three year period beginning in 1997, funded out of its earnings. These costs are being expensed as incurred and were approximately $310,000 for the first quarter of 1998. The cost of compliance and expected completion dates are based upon management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. Management expects all mission critical systems to be installed and certified by November 1998 and believes that its program is producing the appropriate level of preparedness.
     Regardless of the Year 2000 compliance of the Corporation's systems, there is no complete assurance that the Corporation will not be adversely affected to the extent other entities not affiliated with the Corporation are unsuccessful in properly addressing this issue. In an effort to minimize this possibility, active communication has been on-going between the Corporation and its external service providers and intermediaries. In addition, a risk reduction program was initiated in 1997 that addresses potential Year 2000 exposure in the loan portfolio. Public awareness sessions have been hosted by the Corporation for customers and suppliers in our marketplace during 1997, and such communication is planned to continue throughout 1998.


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


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                                March 31, 1998           December 31, 1997
                                      -----------------------------------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/   Average   Income/  Yield/
                                       Balance   Expense  Cost     Balance   Expense   Cost
                                      --------   -------  -----  ----------  -------  -----
ASSETS
Securities:
 U.S. Treasury                      $  304,817   $ 4,167  5.54%  $  269,415  $ 3,737  5.50%
 U.S. Government agencies
  and corporations                   1,303,051    21,189  6.50    1,200,420   19,632  6.54
 States and political subdivisions       5,060       116  9.13        5,035      115  9.13
 Other                                   8,294       129  6.24        7,354      110  6.02
                                    ----------   -------         ----------  -------
     Total securities                1,621,222    25,601  6.33    1,482,224   23,594  6.36
Federal funds sold and securities
purchased under resale agreements      133,312     1,882  5.65      237,202    3,357  5.54
Loans, net of unearned discount      2,799,923    60,654  8.78    2,602,340   57,572  8.78
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              4,554,457    88,137  7.82    4,321,766   84,523  7.77
Cash and due from banks                582,067                      532,637
Allowance for possible loan losses     (43,023)                     (41,793)
Banking premises and equipment         115,978                      108,386
Accrued interest and other assets      254,953                      206,177
                                    ----------                   ----------
  Total Assets                      $5,464,432                   $5,127,173
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,084,640                   $  991,401
  Correspondent banks                  256,642                      232,245
  Public funds                          40,247                       43,739
                                    ----------                   ----------
     Total demand deposits           1,381,529                    1,267,385
Time deposits:
 Savings and Interest-on-Checking      805,455    2,383   1.20      750,099    2,184  1.16
 Money market deposit accounts       1,028,662    9,733   3.84    1,023,501   10,235  3.97
 Time accounts                       1,162,040   14,614   5.10    1,103,212   13,813  4.97
 Public funds                          308,679    3,085   4.05      264,239    2,949  4.43
                                    ----------  -------          ----------  -------
    Total time deposits              3,304,836   29,815   3.66    3,141,051   29,181  3.69
                                    ----------  -------          ----------  -------
  Total Deposits                     4,686,365                    4,408,436
Federal funds purchased and securities
  sold under repurchase agreements     159,801    1,885   4.72      120,176    1,424  4.64
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,409    2,119   8.61       98,395    2,119  8.61
Other borrowings                        22,607      309   5.55       22,173      299  5.36
                                    ----------  -------          ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              3,585,653   34,128   3.86    3,381,795   33,023  3.87
                                    ----------  -------  -----   ----------  ------- -----
Accrued interest and other liabilities  82,517                       73,142
                                    ----------                   ----------
Total Liabilities                    5,049,699                    4,722,322
SHAREHOLDERS' EQUITY                   414,733                      404,851
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $5,464,432                   $5,127,173
                                    ==========                   ==========
Net interest income                             $54,009                     $51,500
                                                =======                     =======
Net interest spread                                       3.96%                      3.90%
                                                          ====                       ====
Net interest income to total average earning assets       4.78%                      4.74%
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




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                               March 31, 1997
                                        ----------------------------
                                                     Interest
                                         Average     Income/   Yield/
                                         Balance     Expense    Cost
                                        ---------    --------  ------
ASSETS
Securities:
 U.S. Treasury                         $  255,412    $ 3,326   5.28%
 U.S. Government agencies
  and corporations                      1,226,336     20,365   6.64
 States and political subdivisions          6,356        154   9.68
 Other                                      6,459         98   6.08
                                       ----------    -------
     Total securities                   1,494,563     23,943   6.42
Federal funds sold                        201,373      2,402   4.77
Loans, net of unearned discount         2,303,330     50,265   8.85
                                       ----------    -------
Total Earning Assets and
    Average Rate Earned                 3,999,266     76,610   7.74
Cash and due from banks                   517,232
Allowance for possible loan losses        (37,103)
Banking premises and equipment            103,153
Accrued interest and other assets         173,661
                                       ----------
  Total Assets                         $4,756,209
                                       ==========
LIABILITIES
Demand deposits:
  Commercial and individual            $  863,967
  Correspondent banks                     232,669
  Public funds                             45,021
                                      -----------
     Total demand deposits              1,141,657
Time deposits:
 Savings and Interest-on-Checking         718,760      2,279   1.29
 Money market deposit accounts            894,150      8,761   3.97
 Time accounts                          1,045,539     12,580   4.88
 Public funds                             286,454      3,067   4.34
                                       ----------    -------
    Total time deposits                 2,944,903     26,687   3.68
                                       ----------    -------
  Total Deposits                        4,086,560
Federal funds purchased and securities
  sold under repurchase agreements        135,371      1,398   4.13
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures                  59,299      1,271   8.69
Other borrowings                           24,316        320   5.34
                                       ----------    -------
Total Interest-Bearing Funds
  and Average Rate Paid                 3,163,889     29,676   3.80
                                       ----------    -------   ----
Accrued interest and other
 liabilities                               64,037
                                       ----------
Total Liabilities                       4,369,583
SHAREHOLDERS' EQUITY                      386,626
                                       ----------
Total Liabilities and
  Shareholders' Equity                 $4,756,209
                                       ==========
Net interest income                                  $46,934
                                                     =======
Net interest spread                                            3.94%
                                                               =====
Net interest income to total average earning assets            4.73%
                                                               =====
* Taxable-equivalent basis assuming a 35% tax rate.


Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11   Statement regarding Computation of Earnings per Share
         27   Statement regarding Financial Data Schedule (EDGAR Version)

    (b)  Reports on Form 8-K

         During the quarter ended March 31, 1998, a Current Report on Form 8-K, dated February 26, 1998, was filed with the Commission by the Corporation.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   May 15, 1998                         By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)