Form 10-K/A
period 1997-12-31
CULLEN FROST BANKERS INC
filed 1998-06-30
CIK 39263

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

                             Common Stock, $.01 Par Value
                               (with attached rights)
                             --------------------------
                                 (Title of Class)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                        Class                         March 26, 1998
             --------------------------              --------------
             Common Stock, $.01 par value                22,259,489

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


1. Financial Statements--Reference is made to Part II, Item 8 of this Annual Report on Form 10-K. In addition, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the financial statements and supplemental schedules required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates are filed herewith as Exhibit 19.2 to this Annual Report on Form 10-K/A.

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

                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)


Date:   June 29, 1998                        By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     -------
       3.1    Articles of Incorporation of Cullen/Frost Bankers, Inc. as
              amended through 1997 (12)
       3.2    Amended By-Laws of Cullen/Frost Bankers, Inc. (1995 Form 10-K/A,
              Exhibit 3.2)(9)
       4.1    Shareholder Protection Rights Agreement dated as of August 1,
              1996 between Cullen/Frost Bankers, Inc. and The Frost National
              Bank, as Rights Agent (1996) Form 8-A12G/A, Exhibit 1)(10)
      10.1    1983 Non-qualified Stock Option Plan, as amended (1989 Form S-8,
              Exhibit 4(g))(2)
      10.2    Restoration of Retirement Income Plan for Participants in the
              Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and
              its Affiliates (as amended and restated) (1988 Form 10-K, Exhibit
              10.4)(1)*
      10.3    Form of Revised Change-In-Control Agreements with four Executive
              Officers (1989 Form 10-K, Exhibit 10.13(a))(4)*
      10.4    1988 Non-qualified Stock Option Plan (1989 Form S-8, Exhibit
              4(g))(3)
      10.5    The 401(k) Stock Purchase Plan for employees of Cullen/Frost
              Bankers, Inc. and its Affiliates (1990 Form S-8, Exhibit
              4(g))(5)*
      10.6    1991 Thrift Incentive Stock Purchase Plan for Employees of
              Cullen/Frost Bankers, Inc. and its Affiliates (1991 Form S-8,
              Exhibit 4(g))(6)*
      10.7    Cullen/Frost Bankers, Inc. Restricted Stock Plan (1992 Form S-8,
              Exhibit 4(d))(7)*
      10.8    Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
              (1994 Form 10-K, Exhibit 10.13)(8)
      10.9    Form of Revised Change-In-Control Agreements with one Executive
              Officer (1994 Form 10-K, Exhibit 10.14)(8)
      10.10   Retirement agreement with one Executive Officer (1996 Form 10-K,
              Exhibit 10.13)(11)
      10.11   Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (12)
      10.12   Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (12)
      11      Statement re: computation of earnings per share (12)
      11.1    Statement re: SFAS 128 restated quarterly computation of earning per share for years 1997 and 1996 (12)
      19.1    Annual Report on Form 11-K for the Year Ended December 31, 1997,
              for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(13)
      19.2    Annual Report on Form 11-K for the Year Ended December 31, 1997,
              for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
      21      Subsidiaries of Cullen/Frost
      23      Consent of Independent Auditors
      23.1    Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Plan (13)
      23.2    Consent of Independent Auditors with respect to Form 10-K/A for the 401(k) Stock Purchase Plan (14)
      24      Power of Attorney
      27      Financial Data Schedule

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

  (13) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the Year Ended December 31, 1997 (File No. 0-7275)

  (14)  Filed herewith.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
------------------------------------------
 19.2 The financial statements and exhibits required by Form 10-K/A with respect to the 401 (k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1997 and 1996 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.2 Consent of Independent Auditors with respect to Form 10-K/A as amended by this Form 10-K/A for the 401(k) Stock Purchase Plan.

EXHIBIT 19.2























   The Financial Statements and Supplemental Schedules for the 401(k) Stock
           Purchase Plan for Employees of Cullen/Frost Bankers, Inc.
                 For the years ended December 31, 1997 and 1996.

                                         401(k) Stock Purchase Plan
                                         for the Employees of
                                         Cullen/Frost Bankers, Inc.
                                         and Its Affiliates

                                         Financial Statements
                                         and Supplemental Schedules

                                         Years Ended December 31, 1997 and 1996
                                         with Report of Independent Auditors


                401(k) Stock Purchase Plan for the Employees of
                 Cullen/Frost Bankers, Inc. and Its Affiliates

                             Financial Statements
                           and Supplemental Schedules


                     Years Ended December 31, 1997 and 1996




                                    Contents

Report of Independent Auditors                                              1


Financial Statements

Statements of Net Assets Available for Benefits                             3
Statements of Changes in Net Assets Available for Benefits                  4
Notes to Financial Statements                                               5


Supplemental Schedules

Item 27a - Schedule of Assets Held for Investment Purposes                 12
Item 27d - Schedule of Reportable Transactions                             13



















                             Supplemental Schedules








                        Report of Independent Auditors



Compensation and Benefits Committee of the 401(k) Stock Purchase Plan for the Employees of
 Cullen/Frost Bankers, Inc. and Its Affiliates
San Antonio, Texas

We have audited the accompanying statements of net assets available for benefits of the 401(k) Stock Purchase Plan for the Employees of Cullen/Frost Bankers, Inc. and Its Affiliates as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1997 and 1996, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor's


Compensation and Benefits Committee of the 401(k) Stock Purchase Plan for the Employees of
 Cullen/Frost Bankers, Inc. and Its Affiliates



Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 financial statements taken as a whole.

The schedule of assets held for investment purposes that accompanies the Plan's financial statements does not disclose the historical cost of certain plan assets held by the plan trustee. Disclosure of this information is required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.



June 23, 1998

401(k) Stock Purchase Plan for the Employees of
Cullen/Frost Bankers, Inc. and Its Affiliates

Statements of Net Assets Available for Benefits

                                                               December 31
                                                             1997      1996
                                                           --------------------
Assets
Common stock of Cullen/Frost Bankers, Inc.
  (pending distribution)                             $     17,538  $          -
Investments, at fair value:
  Common stock of Cullen/Frost Bankers,Inc.            88,099,682    48,389,886
  AIM Short-Term Prime Money Market Fund                   82 917     3,638,886
  AIM LTD Maturity Treasury Fund                          921,338       557,177
  Templeton Growth Fund                                 2,934,922     1,788,533
  Fidelity Advisor Growth Opportunities Fund            4,107,804     2,492,788
  Fidelity Money Market Fund                            4,953,482             -
  Optimum Mix/Total Return Portfolio                    4,416,454     2,380,739
  Short-Term Investment Co. Prime Portfolio               417,283             -
Participant loans                                       6,133,895     4,734,801
                                                    ---------------------------
Total investments                                     112,085,315    63,982,810

Receivables:
  Employer contributions                                  102,149        87,841
  Participants' contributions                             161,607       143,447
  Proceeds of sale of common stock of
    Cullen/Frost Bankers, Inc.                                  -       365,085
  Interest                                                  1,035           256
  Merger asset                                            705,496             -
                                                    ---------------------------
Net assets available for benefits                    $113,055,602   $64,579,439
                                                    ===========================



See accompanying notes.

                 401(k) Stock Purchase Plan for the Employees of
                 Cullen/Frost Bankers, Inc. and Its Affiliates

           Statements of Changes in Net Assets Available for Benefits

                                                   Year Ended December 31,
                                                     1997           1996
                                                  --------------------------
Additions to net assets attributed to:
 Investment activities:
   Interest                                       $    233,798  $    179,797
   Dividends                                         2,389,485     1,482,206
Net appreciation in fair value of
   Investments                                      40,750,675    12,622,446
                                                  --------------------------
                                                    43,373,958    14,284,449
Contributions:
  Employer                                           1,961,981     1,565,914
  Participants                                       4,831,873     5,501,575
                                                  --------------------------
Total additions                                     50,167,812    21,351,938

Deductions from net assets attributed to:
 Benefits paid to participants                       2,397,145     2,434,253
 Transfer of funds due to plan merger                 (705,496)            -
                                                  --------------------------
Net increase                                        48,476,163    18,917,685

Net assets available for benefits at
 beginning of year                                  64,579,439    45,661,754
                                                  --------------------------
Net assets available for benefits at
 end of year                                      $113,055,602  $ 64,579,439
                                                  ==========================



See accompanying notes.


                 401(k) Stock Purchase Plan for the Employees of
                 Cullen/Frost Bankers, Inc. and Its Affiliates

                         Notes to Financial Statements

                           December 31, 1997 and 1996


1.  Significant Accounting Policies

The accounting records of the 401(k) Stock Purchase Plan for the Employees of Cullen/Frost Bankers, Inc. and Its Affiliates (the Plan) are maintained on the accrual basis of accounting.

The Plan's investments are held in common stock of Cullen/Frost Bankers, Inc.
(CFBI), AIM LTD Maturity Treasury Fund, Templeton Growth Fund, Fidelity Advisor Growth Opportunities Fund, and Optimum Mix/Total Return Portfolio, and Short-Term Investments Co. Prime Portfolio, which are stated at fair value based on quoted market prices on the valuation date, and in a money market fund.
Changes in fair market value and gains and losses on the sale of investment securities are reflected in the statements of changes in net assets available for benefits as net appreciation in fair value of investments. Money market investments are valued at cost, which approximates fair value.

Administrative expenses of the Plan are paid by CFBI.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Description of the Plan

The following is a general description of the Plan. Participants should refer to the plan agreement for a more complete description of the Plan's provisions.

General

The Plan is a defined contribution plan qualified under Section 401(a) of the Internal Revenue Code (IRC) and covers full-time employees who complete 90 days of service and part-time employees who complete 90 days of service and are scheduled to work more than 1,000 hours in a year. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

                 401(k) Stock Purchase Plan for the Employees of
                  Cullen/Frost Bankers, Inc. and Its Affiliates

                    Notes to Financial Statements (continued)

                           December 31, 1997 and 1996


2.  Description of the Plan (continued)

Contributions and Investment Options

Participants may contribute an amount not less than 2% and not exceeding 16% of their compensation, limited by 401(k) regulations, and may direct investments of their accounts in either common stock of CFBI, AIM Short-Term Prime Money Market Fund, AIM LTD Maturity Treasury Fund, Templeton Growth Fund, Fidelity Advisor Growth Opportunities Fund, Fidelity Money Market Fund, or Optimum Mix/Total Return Portfolio, or Short-Term Investments Co. Prime Portfolio. Participants are able to invest their contributions in these funds in 1% increments. CFBI matches 100% of the participants' contributions up to 6% of the participants' compensation.

Participant Accounts

Each participant's account is credited with the participant's contributions and allocations of (a) the Company's contributions and (b) plan earnings.
Forfeited balances of terminated participants' nonvested accounts are used to restore forfeitures of reemployed participants, pay administrative expenses, or reduce future company contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

Vesting

Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants employed prior to January 1, 1991 are 100% vested in their employer contributions. Participants employed after December 31, 1990 vest in their employer contributions at 20% per year with 100% vesting occurring after completion of five years of service, upon death or disability, or when the participant reaches age 65.

Participant Loans

Participants may borrow from their fund accounts a minimum of $500 up to a maximum of $50,000 or 50% of their account balance, reduced by the highest amount of any loan outstanding within the previous twelve months. Loan transactions are treated as a transfer from (to) the investment fund to (from) the loan fund. Loan terms range from


                 401(k) Stock Purchase Plan for the Employees of
                  Cullen/Frost Bankers, Inc. and Its Affiliates

                    Notes to Financial Statements (continued)

                           December 31, 1997 and 1996


2.  Description of the Plan (continued)

1 to 5 years or up to 30 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined quarterly by the plan administrator. Principal and interest are paid ratably through semimonthly payroll deductions. Subject to Internal Revenue Service (IRS) limitations, participants may make hardship withdrawals from a portion of their 401(k) contributions to pay for an immediate and heavy financial need.

Payment of Benefits

Upon normal retirement at age 65, or in the event of death or disability, a participant will receive a lump-sum payment of his (her) account in the Plan and all amounts which have been allocated to his (her) plan account. Distribution of a participant's account must occur no later than April of the calendar year after the participant reaches age 70 1/2. In the event of termination of employment with the employer for any other reason, the participant is entitled to the vested portion of his (her) account in the Plan and all vested amounts which have been allocated to his (her) plan account.

Plan Termination

Although it has not expressed any intent to do so, CFBI has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100% vested in their accounts.

3.  Benefits Payable to Terminated Participants

At December 31, 1997, there were nine terminated participants in the Plan entitled to aggregate vested benefits totaling $82,411 in cash disbursements and 5,211 shares of CFBI common stock, or $316,256, applying the fair market value of the stock of $60.69 per share at December 31, 1997. At December 31, 1996, there were ten terminated participants in the Plan entitled to aggregate vested benefits totaling $27,961 in cash distributions and 9,479 shares of CFBI common stock, or $315,177, applying the fair market value of the stock of $33.25 per share at December 31, 1996.


                401(k) Stock Purchase Plan for the Employees of
                 Cullen/Frost Bankers, Inc. and Its Affiliates

                   Notes to Financial Statements (continued)

                          December 31, 1997 and 1996


4.  Form 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                               December 31
                                                          1997         1996
                                                     -------------------------
Net assets available for benefits per the
 financial statements                                $113,055,602  $64,579,439
Amounts allocated to withdrawing
 Participants                                            (398,667)    (343,138)
                                                     --------------------------
Net assets available for benefits per the
 Form 5500                                           $112,656,935  $64,236,301

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                       Year Ended December 31
                                                         1997          1996
                                                     --------------------------
Benefits paid to participants per the financial
 Statements                                           $ 2,397,145  $ 2,434,253
Add:  Amounts allocated to withdrawing
 participants at the end of the year                      398,667      343,138
Less:  Amounts allocated to withdrawing
 participants at the end of the prior year               (343,138)    (277,350)
                                                      -------------------------
Benefits paid to participants per the
 Form 5500                                            $ 2,452,674  $ 2,500,041

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                401(k) Stock Purchase Plan for the Employees of
                 Cullen/Frost Bankers, Inc. and Its Affiliates

                   Notes to Financial Statements (continued)

                          December 31, 1997 and 1996


5.  Income Tax Status

The IRS has determined and informed the Company by a letter dated October 26, 1996 that the Plan and related trust are designed in accordance with applicable sections of the IRC. The Plan has been amended since receiving the determination letter. However, the plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.


6.  Plan Merger

Effective December 31, 1997, the Citizens State Bank of Corpus Christi Employees' 401(k) Profit Sharing Plan (CSB) was merged into the Plan. Approximately $705,496 will be transferred from CSB's trustee to CFBI

                401(k) Stock Purchase Plan for the Employees of
                 Cullen/Frost Bankers, Inc. and Its Affiliates

                    Notes to Financial Statements (continued)

                           December 31, 1997 and 1996


7. Statement of Changes in Net Assets Available for Benefits Segregated by Participant-Directed Investment Type

The following represents the changes in net assets available for benefits segregated by participant-directed investment type for the year ended December 31, 1997:

                     Common Stock   Cullen/Frost   AIM Short-
                   Of Cullen/Frost Bankers, Inc.  Term Price     AIM LTD
                    Bankers, Inc    Common Stock   Money Market   Maturity Templeton
                 (Pending           Fund           Fund      Treasury Fund Growth Fund
                     Distribution)
                         -------------------------------------------------------------
Additions to net assets
  attributed to:
    Interest      $                 $             $ 189,040     $             $
    Dividends                         1,405,212                   38,450    $423,910
    Net appreciation in
    fair value of investments        37,733,069   1,587,681        3,766     (95,739)
    Investment election transfer     (1,235,071) (5,414,095)     281,484     489,737

    Contributions:
    Employer                          1,961,981
      Participants    17,538          2,581,993     200,405       56,442     390,949
    Loan withdrawals                 (3,273,800     167,955      (23,414)    (94,272)
                         ------------------------------------------------------------
Total additions
      (decreases)     17,538         39,173,384  (3,269,014)     356,728   1,114,585

Deductions from net assets
  attributed to:
    Benefits paid to
        Participants                  1,946,290    160,951         1,820       46,755
    Loan interest and principal      (2,150,864)   126,004         9,253      (78,559)
    Transfer of funds due to
    plan merger                        (705,496)
                         -------------------------------------------------------------
Total deductions
   (additions)                         (910,070)   286,955        (7,433)     (31,804)
                         -------------------------------------------------------------
Net increase (decrease)17,538        40,083,454 (3,555,969)       364,161   1,146,389

Net assets available for benefits
 at beginning of year                48,986,515     3,638,886     557,177   1,788,533

Net assets available for benefits
 at end of year      $17,583       $89,069,969 $ 82,917          $921,338 $ 2,934,922

                        ==============================================================

                401(k) Stock Purchase Plan for the Employees of
                 Cullen/Frost Bankers, Inc. and Its Affiliates

                   Notes to Financial Statements (continued)

                           December 31, 1997 and 1996


7. Statement of Changes in Net Assets Available for Benefits Segregated by Participant-Directed Investment Type (continued)

               Fidelity Advisor              Optimum
                   Growth        Fidelity    Mix/Total  Short-Term
             Opportunuties   Money Market  Return    Investments    Participant
                Fund           Fund      Portfolio  Prime Portfolio   Loans     Totals

Additions to net assets
 attributed to:
   Interest         $       $ 44,758   $          $          $               $233,798
   Dividends   340,770                   188,143                            2,389,485
   Net appreciation in
    fair value
    of investments 20,201    279,251    1,222,433                          40,750,675
   Investment election
    transfer     688,557   4,608,223      581,165                                   -

   Contributions:
     Employer                                                               1,961,981
     Participants 645,782    20,186      501,295       417,283             4,831,873
   Loan withdrawals(143,117) (10,637)   (358,043)                $3,735,358        -
                ---------------------------------------------------------------------
Total additions
(decreases)      1,552,206 4,941,781   2,127,993       417,283    3,735,328 50,150,274

Deductions from net assets
 attributed to:
   Benefits paid
to participants   78,946       4,166       20,236            -      137,981  2,397,145
   Loan interest
 and principal   (141,756)   (15,867)      72,042           -     2,198,253         -
   Transfer of funds due to
   plan merger                                                              (705,496)
                ----------------------------------------------------------------------
Total deductions
 (additions)     (62,810)     (11,701)     92,278          -     2,336,234  1,691,649
                ---------------------------------------------------------------
Net increase
(decrease)     1,615,016     4,953,482   2,035,715     417,283    1,691,649 48,476,163

Net assets available
 for benefits
 at beginning of year 2,492,788      -    2,380,739         - 4,734,801   $ 64,579,439
                    -----------------------------------------------------------------
Net assets available for benefits
 at end of year
                  $4,107,804 $4,953,483 $4,416,454   $417,283  $6,133,895 $113,055,602
                 ===================================================================



                             Supplemental Schedules




                 401(k) Stock Purchase Plan for the Employees of
                  Cullen/Frost Bankers, Inc. and Its Affiliates

           Item 27a - Schedule of Assets Held for Investment Purposes

                                December 31, 1997


                             Description of Investmnet,
                             Including Maturity Date,
Identity of Issue, Borrower,      Rate of Interest,
    Lessor,                      Collateral, Par or                     Current
   Or Similar Party               Maturity Date              Cost        Value
-------------------------------------------------------------------------------
*Cullen/Frost Bankers, Inc.  Common stock
                              1,451,706 shares  **$ 88,099,682     $ 88,099,682

*Cullen/Frost Bankers, Inc   Common Stock
  (pending distribution)       289 shares               17,538           17,538

AIM Short-Term Prime         Money market deposit
 Money Market Fund            account, variable interest,
                              available upon demand     82,917           82,917

Short-Term Investments
  Co. Prime Portfolio        Mutual fund               417,283          417,283

*Participant loans           Interest accrued at Frost
                             National Bank prime
                             rate, varying maturity
                             dates, 8.25%- 8.50%
                             charged during 1997     6,133,895        6,133,895

Optimum Mix/Total Return
 Portfolio                   Mutual fund             3,578,175        4,416,454

AIM LTD Maturity
 Treasury Fund               Mutual fund               917,904          921,338

Templeton Growth Fund        Mutual fund             2,957,521        2,934,922

Fidelity Advisor Growth
 Opportunities Fund          Mutual fund             4,133,289        4,107,804

Fidelity Money Market        Money market deposit
 Fund                         account                4,953,482        4,953,482


*Denotes party-in-interest
**Market value was substituted in lieu of historical cost due to historical cost not being available. See paragraph five in "Report of Independent Auditors" for disclosure.

                 401(k) Stock Purchase Plan for the Employees of
                 Cullen/Frost Bankers, Inc. and Its Affiliates

                 Item 27d - Schedule of Reportable Transactions

                           Year Ended December 31, 1997

                      Description of                                   Current Value
                   Asset (Including Interest                            of Asset on
Identity of        Rate and Maturity      Purchase   Selling  Cost of  Transaction  Net Gain
Party Involved*     in Case of a Loan)     Price      Price     Asset      Date    or (Loss)
--------------------------------------------------------------------------------------------
Category (iii) - Series of
Securities Transactions

                   Loan Fund                 $ 3,735,559          -    $ 3,735,559  $3,735,559          -
                   Loan Fund                           - $2,336,465      2,336,465   2,336,465          -
                   AIM Short-Term Prime       13,582,321          -     13,582,321  13,582,321          -
                     Money Market Fund
                   AIM Short-Term Prime                -  8,654,833      8,654,833   8,654,833          -
                     Money Market Fund
                   Fidelity Money              2,349,841          -      2,349,841   2,349,841          -
                      Market Fund
                   Fidelity Money                      -  5,799,297      5,799,297   5,799,297          -
                      Market Fund
                   Common stock:
                   Cullen/Frost Bankers, Inc.  9,079,036          -      9,079,036   9,079,036          -
                   Cullen/Frost Bankers, Inc.          -  8,820,367      5,511,967   8,820,367 $3,308,399

There were no Category (i),
 (ii), or (iv) transactions
 during the year ended
 December 31, 1997.

* All transactions on market
**Market value was substituted in lieu of historical cost due to historical cost not being available.  See paragraph five in "Report of Independent Auditors" for disclosure.




EXHIBIT 23.2























                    Consent of Independent Auditors with respect to Form 10-K/A for the 401(k) Stock Purchase Plan.








                               Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-30776) pertaining to the Cullen/Frost Bankers, Inc. 1983 Nonqualified Stock Option Plan, the Registration Statement (Form S-8
No. 33-30777) pertaining to the Cullen/Frost Bankers, Inc. 1988 Nonqualified
 Stock Option Plan, the Registration Statement (Form S-8 No. 33-37500) pertaining to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost
 Bankers, Inc. and its Affiliates, the Registration Statement (Form S-8
 No. 33-39478) pertaining to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates, the Registration Statement (Form S-8 No. 33-53492) pertaining to the
 Cullen/Frost Bankers, Inc. Restricted Stock Plan, the Registration Statement (Form S-8 No. 33-53622) pertaining to the Cullen/Frost Bankers, Inc. 1992 Stock Plan, the Registration Statement (Form S-4 No. 333-23225 and Form S-4 No. 333-23225-01) pertaining to the registration and exchange of $100,000,000 in capital securities, Series A, and the Registration Statement
 (Form S-4 No. 333-49317) pertaining to the registration of up to 4,400,000 shares of its common stock, of our report dated June 23, 1998 with respect to the financial statements of the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and Its Affiliates included in this Annual Report (Form 10-K as amended by this Form 10-K/A) for the year ended
 December 31, 1997.


                                          ERNST & YOUNG LLP

San Antonio, Texas
June 26 1998