Form 10-Q
period 1998-06-30
CULLEN FROST BANKERS INC
filed 1998-08-14
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



         For Quarter Ended June 30, 1998          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 12, 1998, there were 26,650,265 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                               Three Months Ended       Six Months Ended
                                                    June 30                 June 30
                                              --------------------    -------------------
                                                1998         1997       1998        1997
                                              -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                        $74,562      $65,185   $146,705    $125,600
 Securities:
    Taxable                                    29,138       27,540     58,670      54,604
    Tax-exempt                                    677          449      1,057         905
                                              -------      -------   --------    --------
      Total Securities                         29,815       27,989     59,727      55,509
 Federal funds sold                             1,863        2,828      3,880       5,231
                                              -------      -------   --------    --------
      Total Interest Income                   106,240       96,002    210,312     186,340
INTEREST EXPENSE
 Deposits                                      34,653       32,770     69,436      63,589
 Federal funds purchased and securities
   sold under repurchase agreements             2,827        2,160      5,574       4,458
 Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                           2,119        2,143      4,238       3,414
 Long-term notes payable and other borrowings     419          352        784         705
                                              -------      -------   --------    --------
      Total Interest Expense                   40,018       37,425     80,032      72,166
                                              -------      -------   --------    --------
      Net Interest Income                      66,222       58,577    130,280     114,174
Provision for possible loan losses              2,600        2,599      5,179       4,566
                                              -------      -------   --------    --------
      Net Interest Income After Provision
       For Possible Loan Losses                63,622       55,978    125,101     109,608
NON-INTEREST INCOME
 Trust fees                                    11,625       10,537     23,661      20,954
 Service charges on deposit accounts           13,118       11,908     25,573      23,063
 Other service charges, collection and
    exchange charges, commissions and fees      3,948        2,922      7,533       5,300
 Net gain on securities transactions               71           15        144          16
 Other                                          6,242        5,516     11,555       9,720
                                              -------      -------   --------    --------
      Total Non-Interest Income                35,004       30,898     68,466      59,053
NON-INTEREST EXPENSE
 Salaries and wages                            27,757       24,037     54,964      46,981
 Pension and other employee benefits            5,462        5,056     11,060      10,142
 Net occupancy of banking premises              6,112        5,489     12,220      11,065
 Furniture and equipment                        4,647        3,980      9,088       7,712
 Intangible amortization                        3,360        3,119      6,708       5,829
 Merger related charges                        12,244                  12,244
 Other                                         19,446       17,034     37,597      32,497
                                              -------      -------   --------    --------
     Total Non-Interest Expense                79,028       58,715    143,881     114,226
                                              -------      -------   --------    --------
   Income Before Income Taxes                  19,598       28,161     49,686      54,435
Income Taxes                                    8,142       10,033     18,817      19,310
                                              -------      -------   --------    --------
     Net Income                               $11,456      $18,128   $ 30,869    $ 35,125
                                              =======      =======   ========    ========
Net income per common share:
  Basic                                       $   .43      $   .68   $   1.17    $   1.32
  Diluted                                         .42          .66       1.13        1.28

Dividends per common share (CFR)                  .30          .25        .55         .46


See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                       June 30    December 31     June 30
                                                        1998          1997         1997
                                                     ----------   -----------   ----------
Assets
Cash and due from banks                              $  754,017    $  637,613   $  476,888
Securities held to maturity                             129,819       255,428      247,992
Securities available for sale                         1,683,040     1,514,050    1,489,386
Securities trading                                          587         1,940        1,007
Federal funds sold                                       61,400       190,000      153,823
Loans, net of unearned discount of $3,602 at
  June 30, 1998; $3,194 at December 31, 1997
  and $3,996 at June 30, 1997                         3,447,353     3,116,895    2,958,873
    Less: Allowance for possible loan losses            (51,115)      (48,073)     (46,797)
                                                     ----------    ----------   ----------
      Net Loans                                       3,396,238     3,068,822    2,912,076
Banking premises and equipment                          133,815       128,710      126,373
Accrued interest and other assets                       266,476       249,010      232,955
                                                     ----------    ----------   ----------
      Total Assets                                   $6,425,392    $6,045,573   $5,640,500
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $1,465,420    $1,353,242   $1,200,841
  Correspondent banks                                   289,460       140,443       99,113
  Public funds                                           42,830        54,880       42,224
                                                     ----------    ----------   ----------
     Total demand deposits                            1,797,710     1,548,565    1,342,178
Time Deposits:
  Savings and Interest-on-Checking                      874,239       855,783      819,684
  Money market deposit accounts                       1,354,368     1,255,237    1,192,341
  Time accounts                                       1,299,283     1,216,145    1,218,161
  Public funds                                          215,576       293,360      270,043
                                                     ----------    ----------   ----------
     Total time deposits                              3,743,466     3,620,525    3,500,229
                                                     ----------    ----------   ----------
     Total deposits                                   5,541,176     5,169,090    4,842,407
Federal funds purchased and securities
  sold under repurchase agreements                      177,842       200,774      147,902
Accrued interest and other liabilities                  124,619       114,377      106,432
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                    98,431        98,403       98,376
                                                     ----------    ----------   ----------
     Total Liabilities                                5,942,068     5,582,644    5,195,117
Shareholders' Equity
Common stock, par value per share: $.01; $5; $5             266       133,775      133,664
  Shares authorized:90,000,000;60,000,000;60,000,000
  Shares issued: 26,648,465;
    26,470,073; and 26,640,682
Surplus                                                 179,110        53,647       51,876
Retained earnings                                       295,131       278,994      255,814
Unrealized gain on securities available
  for sale, net of tax                                    8,817         8,917        7,431
Treasury Stock (0; 284,887; 92,166)                                   (12,404)      (3,402)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         483,324       462,929      445,383
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $6,425,392    $6,045,573   $5,640,500
                                                     ==========    ==========   ==========


See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                  Unrealized
                                                                  Gain (Loss)
                                                                      on
                                                                  Securities
                                     Common             Retained  Available   Treasury
                                     Stock    Surplus   Earnings  for Sale      Stock     Total
                                    --------  --------  --------  ---------   --------   --------
Balance at January 1, 1997 as
  previously reported               $112,410  $ 63,480  $195,451   $7,602                $378,943
Adjustment to retroactively restate
  for the 1998 business combination
  accounted for as a pooling of
  interests                           21,065   (12,348)   36,750      512     $ (136)      45,843
                                    -------------------------------------------------------------
Balance at January 1, 1997,
    as restated                      133,475    51,132   232,201    8,114       (136)     424,786
  Net income for the year ended
    December 31, 1997                                     72,968                           72,968
  Unrealized gain on
    securities AFS, net of tax
    and reclassification adjustment                                   803                     803
                                                                                         --------
       Total comprehensive income                                                          73,771
                                                                                         --------
  Proceeds from employee stock
    purchase plan and options            300       437    (1,950)              3,201        1,988
  Tax benefit related to
    exercise of stock options                    1,492                                      1,492
  Purchase of treasury stock                                                 (17,814)     (17,814)
  Issuance of restricted stock                     522                         2,297        2,819
  Restricted stock plan deferred
    compensation, net                                     (2,112)                          (2,112)
  Cash dividend                                          (21,463)                         (21,463)
  Pre-merger transaction of
    pooled company:
      Release of unearned
        ESOP shares                                 64       143                              207
      Cash Dividend                                         (793)                            (793)
      Purchase of treasury stock                                                 (20)         (20)
      Sale of treasury stock                                                      68           68
                                     -------  --------  --------  -------   --------     --------
Balance at December 31, 1997         133,775    53,647   278,994    8,917    (12,404)     462,929
  Net income for the six months
    ended June 30, 1998                                   30,869                           30,869
  Unrealized gain (loss) on
    securities AFS, net of tax
    and reclassification adjustment                                  (100)                   (100)
                                                                                         --------
       Total comprehensive income                                                          30,769
                                                                                         --------
  Proceeds from employee stock
    purchase plan and options                               (940)              1,173          233
  Tax benefit related to
    exercise of stock options                      516                                        516
  Purchase of treasury stock                                                  (1,866)      (1,866)
  Issuance of restricted stock                      54                           126          180
  Restricted stock plan deferred
    compensation, net                                        557                              557
  Cash dividend                                          (13,559)                         (13,559)
  ESOP shares committed to be released           2,259       658                            2,917
  Constructive retirement of
    treasury stock issued in connection
    with a business combination       (1,382)  (11,023)                       12,883          478
  Pre-merger transactions of
    pooled company:
      Proceeds from employee stock
        purchase plan and options        847       683      (539)                 88        1,079
      Cash dividend                                         (909)                            (909)
  Change in par value               (132,974)  132,974
                                   ---------  --------  --------  -------   --------     --------
Balance at June 30, 1998            $    266  $179,110  $295,131   $8,817                $483,324
                                   =========  ========  ========  =======   ========     ========


Disclosure of reclassification amount:

Unrealized loss on securities AFS for six month period ended 6/30/98                      $    (7)
Less: reclassification adjustment for gain included in income                                  93
                                                                                           ------
Net unrealized loss on securities AFS, net of tax                                            (100)



See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                 Six Months Ended
                                                                     June 30
                                                                ------------------
                                                                  1998       1997
                                                                -------    -------
Operating Activities
Net income                                                     $ 30,869   $ 35,125
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                            5,179      4,566
    Credit for deferred taxes                                    (2,124)    (1,952)
    Accretion of discounts on loans                                (631)      (602)
    Accretion of securities' discounts                           (1,213)    (7,007)
    Amortization of securities' premiums                          2,732      1,601
    Net (increase)decrease in trading securities                  1,353       (220)
    Net gain on securities transactions                            (144)       (16)
    Net gain on sale of assets                                      (33)      (234)
    Depreciation and amortization                                14,911     12,943
    Increase in interest receivable                              (3,224)    (1,673)
    Increase in interest payable                                    130      3,230
    Net change in other assets and liabilities                   30,406    (33,407)
                                                                ---------  --------
      Net cash provided by operating activities                  78,211     12,354

Investing Activities
Proceeds from maturities of securities held to maturity          18,822     20,770
Purchases of investment securities                               (9,650)    (4,662)
Proceeds from sales of securities available for sale            260,158    177,452
Proceeds from maturities of securities available for sale       473,793    192,476
Purchases of securities available for sale                     (703,783)  (362,433)
Net increase in loans                                          (211,340)  (181,612)
Net increase in bank premises and equipment                      (6,747)    (8,289)
Proceeds from sales of repossessed properties                       738      1,508
Net cash and cash equivalents (paid) received from acquisitions  (8,899)    14,277
                                                               ---------  ---------
  Net cash used by investing activities                        (186,908)  (150,513)

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                            226,663   (215,119)
Net decrease in certificates of deposits                        (76,779)   (14,516)
Net increase (decrease) in short-term borrowings                (38,361)   (84,788)
Proceeds from issuance of guaranteed preferred beneficial
  interest in the Corporation's junior subordinated
  deferrable interest debentures                                            98,353
Proceeds from employee stock purchase
  plan and options                                                1,312        948
Purchase of treasury stock                                       (1,866)    (4,445)
Dividends paid                                                  (14,468)   (11,142)
                                                               ---------  --------
     Net cash provided (used) by financing activities            96,501   (230,709)
                                                               ---------  --------
     Decrease in cash and cash equivalents                      (12,196)  (368,868)
Cash and cash equivalents at beginning of year                  827,613    999,579
                                                               ---------  --------
     Cash and cash equivalents at the end of the period        $815,417   $630,711
                                                               =========  ========

Supplemental information:
  Interest Paid                                                $ 39,888   $ 68,936

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. Prior period financial information has been restated for the merger with Overton Bancshares, Inc. ("Overton") which was consummated in the second quarter of 1998 and accounted for as a "pooling-of-interests" transaction. Certain reclassifications have been made to make prior periods comparable. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997. The balance sheet at December 31, 1997 has been derived from the audited financial statements of the Corporation and Overton at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb future possible loan losses.


                                                     Six Months Ended
                                                         June 30
                                                   --------------------
(in thousands)                                        1998       1997
-----------------------------------------------------------------------
Balance at beginning of the period                  $48,073    $42,821
Provision for possible loan losses                    5,179      4,566
Loan loss reserve of acquired institutions            1,250      2,105
Net charge-offs:
  Losses charged to the allowance                    (5,847)    (4,619)
  Recoveries                                          2,460      1,924
                                                    -------    -------
    Net (charge-offs)                                (3,387)    (2,695)
                                                    -------    -------
Balance at the end of period                        $51,115    $46,797
                                                    =======    =======


Impaired Loans

     A loan within the scope of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At June 30, 1998, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis.
Interest revenue recognized on impaired loans as of June 30, 1998 and 1997 was $52,000 and $95,000, respectively. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

The following is a summary of loans considered to be impaired:


                                                             June 30
                                                       -------------------
(in thousands)                                          1998         1997
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $3,039       $3,248
Impaired loans with a valuation reserve                 4,137        3,542
                                                       ------       ------
Total recorded investment in impaired loans            $7,176       $6,790
                                                       ======       ======
Average recorded investment in impaired loans          $6,358       $5,562
Valuation reserve                                       2,273        1,886


Earnings Per Common Share
     In accordance with SFAS 128, the reconciliation of earnings per share follows:

                                                Six Months Ended       Three Months Ended
                                                    June 30                  June 30
                                          ------------------------  ------------------------
                                              1998         1997         1998        1997
--------------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income          $30,869,000  $35,125,000  $11,456,000  $18,128,000
                                          ===========  ===========  ===========  ===========
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares        26,470,347   26,621,700   26,519,738   26,613,723
Dilutive effect of stock options              795,233      790,134      784,065      804,398
                                          -----------  -----------  -----------  -----------
Denominator for diluted earnings per share 27,265,580   27,411,834   27,303,803   27,418,121
                                          ===========  ===========  ===========  ===========

Earnings per share:
Basic                                     $      1.17  $      1.32  $       .43  $       .68
Diluted                                          1.13         1.28          .42          .66


Capital

     The table below reflects various measures of regulatory capital at June 30, 1998 and 1997. As a result of the Harrisburg Bancshares, Inc. acquisition in January 1998 and the Corporation's stock repurchase program, which expired during the second quarter of 1998, all the regulatory capital ratios are down when compared to the second quarter of 1997.


                                           June 30, 1998            June 30, 1997
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  474,933     11.87%    $  457,751     13.51%
     Tier 1 Capital Minimum requirement   160,049      4.00        135,510      4.00

     Total Capital                     $  524,962     13.12%    $  500,153     14.76%
     Total Capital Minimum requirement    320,098      8.00        271,020      8.00

Risk-adjusted assets, net of goodwill  $4,001,229               $3,387,751
Leverage ratio                                         7.64%                    8.25%
Average equity as a percentage
of average assets                                      7.57                     7.86


     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At June 30, 1998 and 1997, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements. The Corporation and its subsidiary banks currently exceed all minimum capital requirements.
     During the second quarter of 1998, the shareholders of the Corporation voted to increase authorized common shares to 90 million from 60 million and to reduce the par value of the Corporation's common stock from $5 to $.01 per share.


Income Taxes
     The tax expense for the second quarter of 1998 was $8,142,000. This amount consisted of current tax expense of $8,980,000 and deferred tax benefit of $838,000. Year-to-date tax expense is $18,817,000, consisting of current tax expense of $20,941,000 and deferred tax benefit of $2,124,000. Net deferred tax assets were $9,814,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years. The tax expense for the second quarter of 1997 was $10,033,000. Income tax payments for the first six months of 1998 and 1997 were $22,898,000 and $18,850,000, respectively.
The effective tax rate for the second quarter of 1998 is impacted by the merger related charge related to the merger with Overton and approximated 42 percent.


Merger and Acquisitions
     On May 29, 1998, the Corporation completed the merger of Overton Bancshares, Inc., in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N.A., into the Corporation. The merger, which was accounted for as a "pooling-of-interests" transaction, is the Corporation's first entry into the Fort Worth market. With the merger, the Corporation has twelve locations in Fort Worth/Arlington and two in Dallas. The Corporation issued approximately
4.38 million common shares as part of this transaction. As a result of the transaction, the Corporation recorded a merger related charge of $12.2 million primarily consisting of severance payments and investment banking fees. In addition, shortly after the merger was consummated the Corporation reclassified approximately $116 million of held to maturity securities of Overton
Bancshares, Inc., to available for sale securities.

Net interest income and net income of the separate companies for the three months ended March 31, 1998 were as follows:

                                 Three Months Ended
                                      March 31
                                 --------------------
                                         1998
                                 --------------------
Net interest Income:
Cullen/Frost Bankers, Inc.             $53,732
Overton Bancshares, Inc.                10,326
                                       -------
   Total net interest income           $64,058

Net income:
Cullen/Frost Bankers, Inc.             $16,745
Overton Bancshares, Inc.                 2,668
                                       -------
   Total net income                    $19,413

There has been no changes made to conform accounting policies related to this merger.

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. This transaction was accounted for as a purchase with total cash consideration being funded through currently available funds. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. Total intangibles associated with the acquisition amounted to approximately $34.2 million. This acquisition is not expected to have a material impact on the Corporation's 1998 net income.

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


Accounting Changes
     As of January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains and losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Comprehensive income (including the merger related charge) was $11,959,000 for the second quarter of 1998 compared to $24,145,000 for the second quarter of 1997. For the second quarter of 1998 and 1997, comprehensive income was composed of net income and unrealized gain on securities available-for-sale of $503,000 and $6,017,000, respectively, net of tax and reclassification adjustment. For the second quarter of 1998, the unrealized loss on securities available-for-sale before tax was $845,000 resulting in an after tax amount of $549,000. Comprehensive income was $30,769,000 for the first six months of 1998 (See Statement of Changes in Shareholder's Equity on page 4). This compares to $34,441,000 for the first six months of 1997 which was composed of net income of $35,125,000 and unrealized losses on securities available-for-sale of $684,000, net of tax and reclassification adjustment. For the first six months of 1998, the unrealized loss on securities available-for-sale before tax was $11,000 resulting in an after tax amount of $7,000.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior year information is required. The Corporation is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.
     In February 1998, the FASB issued SFAS No.132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employer's disclosures about pension and other post retirement benefit plans but does not change the measure of recognition of those plans. The statement standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligation and the fair value of plan assets that will aid financial analysis, and eliminates certain disclosures that are no longer useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Interim period application in the year of adoption is not required. The Corporation is currently evaluating the impact of this statement on the disclosures included in its annual financial statements.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be marked-to-market on an on going basis. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management has not completed its review of SFAS No. 133, and has not determined the impact, if any, that adoption of this statement will have on the Corporation.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     The results of operations are included in the material that follows. During the second quarter of 1998 the Corporation completed the merger with Overton Bancshares, Inc., ("Overton") which was accounted for using the "pooling-of-interests" accounting method. Historical amounts have been restated to reflect the merger. In addition, the Corporation completed an acquisition during the first quarter of 1998 and one in 1997. These acquisitions were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition. The merger and acquisitions are outlined in the footnotes to the financial statements on page eight. All balance sheet figures are presented in averages unless otherwise noted.
     Cullen/Frost Bankers, Inc. reported net income of $11.5 million or $.42 per diluted common share, and $30.9 million or $1.13 per diluted common share for the second quarter of 1998 and six months ending June 30, 1998, respectively. Included in second quarter earnings is a merger related charge of $12.2 million before tax. These charges were associated with the merger of Overton.



                                                  Summary of Operations
                                    -------------------------------------------------
                                                              Three Months Ended
                                    Six Months Ended      ---------------------------
                                         June 30                 1998          1997
                                    -----------------     ------------------  -------
                                       1998     1997      June 30   March 31  June 30
-------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                  $131,327  $115,113     $66,827   $64,501   $59,056
Taxable-equivalent adjustment         1,047       939         605       443       479
                                    -------   -------     -------   -------   -------
Net interest income                 130,280   114,174      66,222    64,058    58,577
Provision for possible loan losses    5,179     4,566       2,600     2,576     2,599
Non-Interest income:
  Net gain on securities
     transactions                       144        16          71        73        15
  Other                              68,322    59,037      34,933    33,389    30,883
                                    -------   -------     -------   -------   -------
    Total non-interest income        68,466    59,053      35,004    33,462    30,898
Non-Interest expense:
  Intangible amortization             6,708     5,829       3,360     3,348     3,119
  Merger related charges             12,244                12,244
  Other                             124,929   108,397      63,424    61,505    55,596
                                    -------   -------     -------   -------   -------
    Total non-interest expense      143,881   114,226      79,028    64,853    58,715
                                    -------   -------     -------   -------   -------

Income before income taxes           49,686    54,435      19,598    30,091    28,161
Income Taxes                         18,817    19,310       8,142    10,675    10,033
                                    -------   -------     -------   -------   -------
Net Income                          $30,869   $35,125     $11,456   $19,416   $18,128
                                    =======   =======     =======   =======   =======

Net income per diluted common share:$  1.13   $  1.28     $   .42   $   .71   $   .66

Return on Average Assets                .99%     1.28%        .73%     1.22%     1.29%
Return on Average Equity              13.04     16.25        9.49     16.36     16.56


     Operating earnings exclude the after-tax impact of the charge. After tax operating earnings were $21.0 million or $.77 per diluted common share for the quarter ended June 30, 1998 compared to $18.1 million or $.66 per diluted common share for the second quarter of 1997 and $19.4 million or $.71 per diluted common share for the first quarter of 1998. Operating return on average assets and average equity increased to 1.33 percent and 17.37 percent for the second quarter of 1998. After-tax operating earnings for the six months ended June 30, 1998 were $40.4 million or $1.48 per diluted common share compared to $35.1 million or $1.28 per diluted common share for the same period of 1997. Operating return on average assets and average equity for the six months ended June 30, 1998 increased to 1.29 percent and 17.05 percent compared to 1.28 percent and 16.25 percent for 1997

Net Interest Income
     Net interest margin was 4.96 percent for the second quarter of 1998 compared to 4.89 percent and 4.88 percent for the first quarter of 1998 and second quarter of 1997, respectively. The net interest spread of 4.06 percent increased 4 basis points from the first quarter of 1998 and 5 basis points from the second quarter of 1997. The increases in net interest margin and spread from the first quarter of 1998 and the second quarter of 1997 were due to strong loan growth and a redeployment of investable funds out of Federal funds sold and into investment securities as well as a restructuring of the investment portfolio.


                                   Change in Net Interest Income (Taxable Equivalent)
                         -------------------------------------------------------------------
                            Second Quarter        Second Quarter        Year-to-Date
                                 1998                  1998                 1998
                                  vs.                   vs.                  vs.
                            Second Quarter         First Quarter        Year-to-Date
                                 1997                  1998                 1997
                         -------------------------------------------------------------------
                                Amount                Amount                 Amount
--------------------------------------------------------------------------------------------
Due to volume                  $ 8,953               $ 2,150                $17,991
Due to interest rate
  spread                        (1,182)                  176                 (1,777)
                               -------               -------                -------
                               $ 7,771               $ 2,326                $16,214
                               =======               =======                =======



Non-Interest Income

     Growth in non-interest income was favorably impacted by the acquisitions of Harrisburg Bancshares, Inc. and Corpus Christi Bancshares, Inc. in the first quarters of 1998 and 1997, respectively.



                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 1998             1997
                                       ------------------    --------------------   -------
Non-Interest Income                       1998      1997     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Trust fees                              $23,661   $20,954    $11,625     $12,036    $10,537
Service charges on deposit accounts      25,573    23,063     13,118      12,455     11,908
Other service charges, collection
  and exchange charges, commissions
  and fees                                7,533     5,300      3,948       3,585      2,922
Net gain on securities transactions         144        16         71          73         15
Other                                    11,555     9,720      6,242       5,313      5,516
                                        -------   -------    -------     -------    -------
    Total                               $68,466   $59,053    $35,004     $33,462    $30,898
                                        =======   =======    =======     =======    =======

For the second quarter 1998...

     Total non-interest income was up $1.5 million, an increase of 4.6 percent, compared to the first quarter of 1998 and up $4.1 million, an increase of 13.3 percent compared to the second quarter of 1997.
     The decline in trust fees from the first quarter of 1998 is due in part to the initial set-up fees in the first quarter for employee benefit accounts. Trust fees increased $1.1 million or 10.3 percent when compared to the same quarter a year ago. Most of this growth was attributable to the growth in the stock and bond markets, supported by growth in the number of new accounts as well. The market value of trust assets at the end of the second quarter of 1998 was $11.9 billion compared to $10.0 a year ago.
     Service charges on deposit accounts for the second quarter of 1998 increased $663,000 from the first quarter of this year and $1.2 million or 10.2 percent from the second quarter of 1997. Most of this increase occurred as the result of broad based deposit growth that generated increases in overdraft charges, cash management fees on commercial deposits, as well as increases in ATM income. Other service charges were up $363,000 for the second quarter of 1998 compared to the first quarter of 1998 and $1 million or 35 percent from the same quarter a year ago. Mutual fund fees as well as growth in the cash accelerator product (accounts receivable factoring) led the way in growth in this category of non-interest income.
     Compared to the first quarter of 1998, other non-interest income increased $929,000. This resulted primarily from a non-recurring recovery of $936,000 on a loan that was carried at a discount. This was also the most significant impact when compared to the increase of $726,000 or 13.2 percent from the same quarter a year ago.


For the six months ended June 30, 1998...

     Non-interest income was up $9.4 million or 15.9 percent compared to the same period last year. Trust income increased $2.7 million or 12.9 percent from the same period a year ago. Contributing to most of this growth were improvements in the stock and bond markets as evidenced by the growth in the market value of trust assets from $10.0 at June 30, 1997 to $11.9 billion at June 30, 1998. The growth in market assets was supported by growth in the number of accounts as well. Service charges on deposits increased $2.5 million or 10.9 percent compared to the same period one year ago. Broad based deposit growth generated increases in overdraft charges, cash management fees on commercial deposits, as well as increases in ATM income. Other service charge income increased $2.2 million or 42.1 percent from the same period last year. Primary contributors to this growth were mutual fund fees as well as fees generated from accounts receivable factoring. Also having an impact were pre-payment penalties received from payoffs in asset based lending. Other income was up $1.8 million or 18.9 percent relative to the same period last year.
Main contributors were the $936,000 non-recurring recovery discussed previously as well as mineral interest income of $631,000.


Non-Interest Expense

     The acquisitions of Harrisburg Bancshares, Inc., and Corpus Christi Bancshares, Inc., in the first quarters of 1998 and 1997, respectively, impacted the growth in expenses.


                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 1998            1997
                                       ------------------    -------------------    -------
Non-Interest Expense                      1998      1997     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $ 54,964  $ 46,981    $27,757    $27,207     $24,037
Pension and other employee benefits      11,060    10,142      5,462      5,598       5,056
Net occupancy of banking premises        12,220    11,065      6,112      6,108       5,489
Furniture and equipment                   9,088     7,712      4,647      4,441       3,980
Intangible amortization                   6,708     5,829      3,360      3,348       3,119
Merger related charge                    12,244               12,244
Other                                    37,597    32,497     19,446     18,151      17,034
                                       --------  --------    -------    -------     -------
      Total                            $143,881  $114,226    $79,028    $64,853     $58,715
                                       ========  ========    =======    =======     =======


For the second quarter 1998...

     Excluding the merger-related charge associated with the merger of Overton, non-interest expense was up $1.9 million or 3.0 percent compared to last quarter and increased $8.1 million or 13.7 percent compared to the second quarter of 1997.
     Salaries and wages remained steady with the first quarter of 1998 and were up $3.7 million or 15.5 percent from the second quarter of 1997 as a result of higher staffing levels and merit increases. Pension and employee benefits were flat compared to last quarter and up 8.0 percent compared to the second quarter of 1997. The increase from a year ago reflects higher payroll taxes, medical insurance expense and higher contributions to fund the employer match on the employee related stock plans.
     Net occupancy of banking premises expense remained constant from the first quarter of 1998 and increased $623,000 or 11.3 percent from the second quarter of 1997. This increase is attributable to higher property taxes and depreciation and lease expense on buildings. Furniture and equipment expense increased 4.6 percent compared to the first quarter of 1998 and increased $667,000 or 16.8 percent from the same quarter last year mostly due to higher amortized software and service contracts.

     Also included in the second quarter of 1998 was a $12.2 million merger related charge associated with the merger of Overton Bancshares, Inc. Of the $12.2 million charge approximately 39 percent related to severance payments and 29 percent related to investment banking fees.
     Other non-interest expenses increased $1.3 million or 7.1 percent and $2.4 million or 14.2 percent from the first quarter of 1998 and second quarter of 1997, respectively, mainly due to professional expenses, Visa check card expenses, guard services and outside computer services.


For the six months ended June 30, 1998...

     Excluding the merger-related charge, total non-interest expense was up $17.4 million or 15.2 percent compared to the same period one year ago. Salaries and wages were up $8.0 million or 17.0 percent compared to the same period one year ago primarily because of the higher staffing levels and merit increases. Pension and other benefits increased $918,000 or 9.1 percent from the same period last year due to higher payroll taxes, medical insurance expense and higher contributions to fund the employer match on the employee related stock plans. Net occupancy of banking premises was up $1.2 million or
10.4 percent compared to a year ago. This increase is attributable to higher property taxes and depreciation and lease expense on buildings. Furniture and equipment expense increased $1.4 million or 17.8 percent due to higher amortized software and service contracts. Intangible amortization increased $879,000 or 15.1 percent from the same period a year ago due to acquisitions. Other non-interest expenses increased $5.1 million or 15.7 percent, primarily due to growth in the number of banking locations (guard service) and other technology initiatives designed to enhance and support growth.


Income Taxes
     The Corporation's effective tax rate for the first quarter of 1998 and the first and second quarters of 1997 approximated the statutory rate of 35 percent. The effective tax rate for the second quarter of 1998 is impacted by the merger related charge associated with the acquisition of Overton and approximated 42 percent.


Cash Earnings
     The Corporation has historically paid cash and used the purchase method of accounting for the majority of its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):


                                                  Six Months Ended
                           --------------------------------------------------------------
                                  June 1998                          June 1997
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       earnings  Amortization  earnings  earnings	 Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $49,686     $ 6,708     $56,394   $54,435     $5,829      $60,264
Income taxes            18,817       1,656      20,473    19,310      1,556       20,866
                       -------     -------     -------   -------     ------      -------
Net income             $30,869     $ 5,052     $35,921   $35,125     $4,273      $39,398
                       =======     =======     =======   =======     ======      =======
Net income per diluted
  common share         $  1.13     $   .19     $  1.32   $  1.28     $  .16      $  1.44

Return on assets           .99%                   1.15%*    1.28%                   1.43%*
Return on equity         13.04                   15.17 **  16.25                   18.23**

 * Calculated as A/B
** Calculated as A/C                                            June 1998       June 1997
   -----------------                                            ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   35,921     $   39,398
(B) Total average assets                                         6,307,061      5,549,942
(C) Average shareholders' equity                                   476,805        436,402


                                                 Three Months Ended
                           --------------------------------------------------------------
                                  June 1998                         March 1998
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       earnings  Amortization  earnings  earnings  Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $19,598     $ 3,360     $22,958   $30,088     $3,348      $33,436
Income taxes             8,142         812       8,954    10,675        844       11,519
                       -------     -------     -------   -------     ------      -------
Net income             $11,456     $ 2,548     $14,004   $19,413     $2,504      $21,917
                       =======     =======     =======   =======     ======      =======
Net income per common
  share                $   .42     $   .09     $   .51   $   .71     $  .09      $   .80

Return on assets           .73%                    .89%*    1.22%                   1.38%*
Return on equity          9.49                   11.60 **  16.36                   18.47**

 * Calculated as A/B
** Calculated as A/C                                            June 1998      March 1998
   -----------------                                            ----------     -----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   14,004     $   21,917
(B) Total average assets                                         6,318,942      6,290,734
(C) Average shareholders' equity                                   483,334        471,281


                                      Three Months Ended
                              --------------------------------
                                         June 1997
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              earnings  Amortization  earnings
--------------------------------------------------------------
Income before income taxes     $28,161     $3,119      $31,280
Income taxes                    10,033        816       10,849
                               -------     ------      -------
Net income                     $18,128     $2,303      $20,431
                               =======     ======      =======
Net income per common share    $   .66     $  .09      $   .75

Return on assets                  1.29%                   1.45%*
Return on equity                 16.56                   18.67 **

 * Calculated as A/B
** Calculated as A/C

                                                              June 1997
                                                              ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   20,431
(B) Total average assets                                      5,635,781
(C) Average shareholders' equity                                439,512


     Excluding the merger related charge, the Corporation's cash earnings for the six months ending June 30, 1998 were $45.4 million or $1.67 per diluted common share compared with $1.44 per diluted common share for the same period last. For the second quarter of 1998 cash earnings excluding the merger related charge were $23.5 million or $.86 per diluted common share compared with $.75 per diluted common share for the second quarter of 1997. Cash earnings (excluding the merger related charge) return on assets and return on equity were 1.49 percent and 19.48 percent, respectively.

Balance Sheet
     Average assets of $6.3 billion were flat and up 12.1 percent from the first quarter of 1998 and the second quarter of 1997 respectively, primarily because of the acquisition. Total deposits averaged $5.4 billion for the current quarter, flat from the previous quarter and up 11.3 percent when compared to the second quarter of 1997. Average loans for the second quarter of 1997 were $3.4 billion. This represents an increase in average loans of
13.2 percent on an annualized basis from the first quarter of 1998 and 17.1 percent from the second quarter of last year.


Loans


                                     1998                      1997
                            ----------------------   -------------------------
Loan Portfolio                          Percentage
Period-End Balances           June 30    of Total    December 31    June 30
------------------------------------------------------------------------------
Commercial                  $1,105,949     32.1%     $  989,355   $  959,707
Consumer                       695,563     20.2         645,988      598,051
Real estate                  1,553,566     45.1       1,370,680    1,322,478
Other                           95,877      2.7         114,066       82,633
Unearned discount               (3,602)     (.1)         (3,194)      (3,996)
                            ----------   ------      ----------   ----------
Total Loans                 $3,447,353    100.0%     $3,116,895   $2,958,873
                            ==========   ======      ==========   ==========

     At June 30, 1998 period-end loans totaled $3.4 billion up 13.2 percent annualized from the previous quarter and up 16.5 percent from the same period last year. Approximately 74 percent of the increase in loans from a year ago resulted from internally generated growth. Compared to a year ago, all loan categories have increased.


Real Estate Loans
     Real estate loans at June 30, 1998, were $1,553,566,000 or 45.1 percent of period-end loans compared to 44.7 percent a year ago. Residential permanent mortgage loans at June 30, 1998, were $559,548,000 compared to $541,513,000 at March 31, 1998, and $492,067,000 at June 30, 1997. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. The majority of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company). Historically these type of loans have resulted in lower risk, provided financial stability and are less susceptible to economic swings.
     At June 30, 1998, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $2,649,000, compared with $3,239,000 at March 31, 1998, and $2,038,000 at June 30, 1997.


                                                    1998                 1997
                                          ------------------------     --------
Real Estate Loans                                      Percentage
Period-End Balances                         June 30     of Total       June 30
-------------------------------------------------------------------------------
Construction                              $  259,236      16.7%      $  152,644
Land                                          61,163       3.9           62,836
Permanent mortgages:
  Commercial                                 414,468      26.7          248,189
  Residential                                559,548      36.0          492,067
Other                                        259,151      16.7          366,742
                                          ----------     ------        --------
                                          $1,553,566     100.0%      $1,322,478
                                          ==========     ======      ==========
Non-accrual and restructured              $    8,857        .6%      $    9,308


Mexico

     The Corporation's cross border outstandings to Mexico, excluding $24,984,000 in loans secured by assets held in the United States, totaled $51,378,000 at June 30, 1998, or 1.5 percent of total loans flat with $51,824,000 at March 31, 1998 and up compared to $34,426,000 last year. The increase from a year ago represents the additional usage of lines of credit extended to Mexican firms to support trade related transactions. Of the trade-related credits, approximately 94 percent are related to companies exporting from Mexico. In addition, loans insured by the Export Import Bank were made to Mexican businesses to purchase goods from the United States. As of June 30, 1998, none of the Mexican related loans were on non-performing status.


                                                    MEXICAN LOANS
                                               -----------------------
                                                         Percentage of
June 30, 1998                                   Amount    Total Loans
----------------------------------------------------------------------
Loans to financial institutions                $38,077        1.1%
Loans to private firms or individuals           13,301         .4
                                               -------        ----
                                               $51,378        1.5%
                                               =======        ====

Non-Performing Assets


                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
June 30, 1998                                     Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual and restructured loans               $ 8,857   $5,651   $14,508
Foreclosed assets                                  3,598    1,604     5,202
                                                 -------   ------   -------
     Total                                       $12,455   $7,255   $19,710
                                                 =======   ======   =======
As a percentage of total
  non-performing assets                             63.2%    36.8%    100.0%


     Non-performing assets totaled $19,710,000 at June 30, 1998 up 16.3 percent from $16,951,000 at June 30, 1997 and down slightly from $19,837,000 at March 31, 1998. Non-performing assets as a percentage of total loans and foreclosed assets remained the same at .57 percent at June 30, 1998 and 1997.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $297,000 or $.01 per common share for the second quarter of 1998, compared to approximately $242,000 or $.01 per common share for the second quarter of 1997 and $275,000 or $.01 per common share for the first quarter of 1998. For the six months ended June 30, 1998, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $573,000 or $.02 per common share, compared with approximately $444,000 or $.02 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $7,012,000 at June 30, 1998, compared to $5,789,000 at June 30, 1997, and
$6,662,000 at March 31, 1998.


Allowance for Possible Loan Losses

     The allowance for possible loan losses was $51,115,000 or 1.48 percent of period-end loans at June 30, 1998, compared to $46,797,000 or 1.58 percent at June 30, 1997 and $49,698,000 or 1.49 percent at March 31, 1998. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 352.3 percent at June 30, 1998, compared to 334.3 percent at June 30, 1997 and 356.3 percent at the end of the first quarter of 1998.

     The Corporation recorded a $2,600,000 provision for possible loan losses during the second quarter of 1998. This compares to $2,599,000 provision for possible loan losses during the second quarter of 1997 and $2,579,000 for the first quarter of 1998. Net charge-offs in the second quarter of 1998 totaled $1,183,000, compared to net charge-offs of $1,234,000 and $2,204,000 for the second quarter of 1997 and for the first quarter of 1998, respectively.


                                       NET CHARGE-OFFS (RECOVERIES)
                                       ----------------------------
                                              1998           1997
                                       ------------------   -------
                                        Second     First    Second
                                        Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real estate                            $  (303)  $    29   $  (297)
Commercial and industrial                 (100)      660       380
Consumer                                 1,600     1,514     1,184
Other, including foreign                   (14)        1       (33)
                                       -------   -------   -------
                                       $ 1,183   $ 2,204   $ 1,234
                                       =======   =======   =======

Provision for possible loan losses     $ 2,600   $ 2,579   $ 2,599
Allowance for possible loan losses      51,115    49,698    46,797



Capital and Liquidity
     At June 30, 1998, shareholders' equity was $483,325,000 compared to $445,383,000 at June 30, 1997 and $474,957,000 at March 31, 1998. The
Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $8.8 million as of June 30, 1998 compared to a $7.4 million unrealized gain as of June 30, 1997, reflecting a change of $1.4 million. This increase is primarily due to the decrease in market interest rates. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     The Corporation raised its cash dividend 20 percent for the second quarter of 1998 to $.30 per common share compared to $.25 per common share in the first quarter of 1998 and second quarter of 1997. Excluding the merger related charge this equates to a dividend payout ratio of 33.7 percent, 33.2 percent and 36.0 percent for the second and first quarters of 1998 and the second quarter of 1997, respectively.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at June 30, 1998.
     Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. These include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Year 2000
     The Corporation's Year 2000 compliance program includes modifying or replacing appropriate hardware and software utilized by the Corporation. Currently, the Corporation estimates that the dollar amount to be spent on incremental outside costs to remediate its Year 2000 issues will be approximately $3.5 million over a three year period beginning in 1997, funded out of its earnings. These costs are being expensed as incurred and were approximately $524,000 and $310,000 for the second and first quarters of 1998, respectively. The cost of compliance and expected completion dates are based upon management's best estimates which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. Management expects all mission critical systems to be installed and certified by November 1998 and believes that its program is producing the appropriate level of preparedness.

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


Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                           June 30, 1998                 June 30, 1997
                                    ---------------------------   ---------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                    ----------  --------  ------  ----------  --------  -----
ASSETS
Securities:
 U.S. Treasury                      $  295,857  $  8,268  5.64%   $  300,060  $  8,129  5.46%
 U.S. Government agencies
  and corporations                   1,512,706    49,177  6.50     1,388,547    46,049  6.63
 States and political subdivisions      45,266     1,778  7.86        38,195     1,539  8.06
 Other                                  33,950     1,055  6.21        10,703       281  5.25
                                     ---------  --------           ---------  --------
  Total securities                   1,887,779    60,278  6.39     1,737,505    55,998  6.45
Federal funds sold                     139,702     3,880  5.52       201,891     5,230  5.15
Loans, net of unearned discount      3,336,701   147,202  8.90     2,815,000   126,052  9.03
                                     ---------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned              5,364,182   211,360  7.93     4,754,396   187,280  7.92
Cash and due from banks                592,705                       518,582
Allowance for possible loan losses     (49,884)                      (42,130)
Banking premises and equipment         134,797                       122,078
Accrued interest and other assets      265,261                       197,016
                                     ---------                    ----------
  Total Assets                      $6,307,061                    $5,549,942
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,347,314                    $1,090,632
  Correspondent banks                  207,802                       193,203
  Public funds                          39,540                        44,356
                                     ---------                     ---------
     Total demand deposits           1,594,656                     1,328,191
Time deposits:
 Savings and Interest-on-Checking      905,247     5,671  1.26       814,947     5,269  1.30
 Money market deposit accounts       1,316,894    26,000  3.98     1,128,446    22,799  4.07
 Time accounts                       1,281,803    32,313  5.08     1,190,201    29,168  4.94
 Public funds                          274,613     5,452  4.00       286,819     6,354  4.47
                                     ---------  --------           ---------  --------
    Total time deposits              3,778,557    69,436  3.71     3,420,413    63,590  3.75
                                     ---------                     ---------
  Total Deposits                     5,373,213                     4,748,604
Federal funds purchased and securities
  sold under resale agreements         239,090     5,574  4.64       196,778     4,458  4.51
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,416     4,238  8.68        78,943     3,414  8.72
Other borrowings                        30,248       785  5.23        25,644       705  5.54
                                     ---------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,146,311    80,033  3.89     3,721,778    72,167  3.91
                                     ---------  --------  ----    ----------  --------  ----
Accrued interest and other liabilities  89,289                        63,571
                                     ---------                    ----------
Total Liabilities                    5,830,256                     5,113,540
SHAREHOLDERS' EQUITY                   476,805                       436,402
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $6,307,061                    $5,549,942
                                    ==========                    ==========
Net interest income                             $131,327                      $115,113
                                                ========                      ========
Net interest spread                                       4.04%                         4.02%
                                                          =====                         =====
Net interest income to total average earning assets       4.92%                         4.87%
                                                          =====                         =====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                            June 30, 1998              March 31, 1998
                                    ----------------------------   ------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                    ----------   -------  -----    --------  -------  -----
ASSETS
Securities:
 U.S. Treasury                      $  256,937   $ 3,620  5.65%  $  335,210  $ 4,649  5.62
 U.S. Government agencies
  and corporations                   1,523,283    24,766  6.50    1,502,010   24,410  6.50
 States and political subdivisions      47,608       992  8.33       44,459      786  7.07
 Other                                  49,154       783  6.37       17,017      271  6.38
                                    ----------   -------         ----------  -------
     Total securities                1,876,982    30,161  6.43    1,898,696   30,116  6.36
Federal funds sold                     136,194     1,863  5.41      143,248    2,017  5.63
Loans, net of unearned discount      3,389,797    74,821  8.85    3,283,016   72,383  8.94
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              5,402,973   106,845  7.93    5,324,960  104,516  7.93
Cash and due from banks                573,970                      611,648
Allowance for possible loan losses     (50,307)                     (49,457)
Banking premises and equipment         134,742                      135,002
Accrued interest and other assets      257,564                      268,581
                                    ----------                   ----------
  Total Assets                      $6,318,942                   $6,290,734
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,369,079                   $1,325,315
  Correspondent banks                  195,762                      219,975
  Public funds                          38,059                       41,036
                                    ----------                   ----------
     Total demand deposits           1,602,900                    1,586,326
Time deposits:
 Savings and Interest-on-Checking      916,899     2,921  1.28      893,466    2,750  1.25
 Money market deposit accounts       1,337,586    13,258  3.98    1,295,973   12,742  3.99
 Time accounts                       1,291,537    16,279  5.06    1,271,962   16,034  5.11
 Public funds                          224,173     2,194  3.93      325,613    3,258  4.06
                                    ----------   -------         ----------  -------
    Total time deposits              3,770,195    34,652  3.69    3,787,014   34,784  3.73
                                    ----------   -------         ----------  -------
  Total Deposits                     5,373,095                    5,373,340
Federal funds purchased and securities
  sold under resale agreements         243,033     2,828  4.60      235,104    2,747  4.67
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,422     2,119  8.61       98,409    2,119  8.61
Other borrowings                        33,929       419  4.96       26,527      365  5.58
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              4,145,579    40,018  3.87    4,147,054   40,015  3.91
                                    ----------   -------  -----  ----------  -------  ----
Accrued interest and other liabilities  87,129                       86,073
                                    ----------                   ----------
Total Liabilities                    5,835,608                    5,819,453
SHAREHOLDERS' EQUITY                   483,334                      471,281
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $6,318,942                   $6,290,734
                                    ==========                   ==========
Net interest income                              $66,827                    $64,501
                                                 =======                    =======
Net interest spread                                       4.06%                      4.02%
                                                          ====                       ====
Net interest income to total average earning assets       4.96%                      4.89%
                                                          ====                       ====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         December 31, 1997            September 30, 1997
                                   ----------------------------  ---------------------------
                                                Interest                      Interest
                                     Average    Income/   Yield/   Average    Income/  Yield/
                                     Balance    Expense   Cost     Balance    Expense  Cost
                                   -----------  --------  -----  ----------   -------  -----
ASSETS
Securities:
 U.S. Treasury                     $  300,841  $  4,233   5.58  $   303,537   $ 4,234  5.53
 U.S. Government agencies
  and corporations                  1,378,048    22,484   6.53    1,342,132    22,155  6.60
 States and political subdivisions     43,351       795   7.33       38,496       748  7.77
 Other                                 15,216       244   6.42       10,620       161  6.07
                                   ----------    ------          ----------   -------
     Total securities               1,737,456    27,756   6.38    1,694,785    27,298  6.43
Federal funds sold                    261,363     3,696   5.53      246,977     3,496  5.54
Loans, net of unearned discount     3,069,060    69,169   8.94    2,967,085    67,349  9.01
                                   ----------    ------          ----------    ------
Total Earning Assets and
    Average Rate Earned             5,067,879   100,621   7.89    4,908,847    98,143  7.94
Cash and due from banks               560,317                       513,907
Allowance for possible loan losses    (47,916)                      (47,084)
Banking premises and equipment        127,135                       127,143
Accrued interest and other assets     219,881                       207,152
                                   ----------                    ----------
  Total Assets                     $5,927,296                    $5,709,965
                                   ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,223,542                    $1,168,771
  Correspondent banks                 196,901                       185,650
  Public funds                         44,684                        43,340
                                   ----------                    ----------
     Total demand deposits          1,465,127                     1,397,761
Time deposits:
 Savings and Interest-on-Checking     832,452     2,528   1.21      810,411     2,565  1.26
 Money market deposit accounts      1,282,661    13,219   4.09    1,241,342    12,798  4.09
 Time accounts                      1,217,492    15,325   4.99    1,222,661    15,374  4.99
 Public funds                         275,659     3,056   4.40      227,393     2,685  4.68
                                   ----------    ------          ----------   -------
    Total time Deposits             3,608,264    34,128   3.75    3,501,807    33,422  3.79
                                   ----------    ------          ----------   -------
  Total Deposits                    5,073,391                     4,899,568
Federal funds purchased and securities
  sold under repurchase agreements    193,495     2,272   4.59      171,058     2,009  4.60
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures              98,395     2,119   8.61       98,381     2,119  8.61
Other borrowings                       24,679       339   5.44       27,203       391  5.70
                                   ----------    ------          ----------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             3,924,833    38,858   3.93    3,798,449    37,941  3.96
                                   ----------    ------   ----   ----------   -------  ----
Accrued interest and other liabilities 78,060                        64,333
                                   ----------                    ----------
Total Liabilities                   5,468,020                     5,260,543
SHAREHOLDERS' EQUITY                  459,276                       449,422
                                   ----------                    ----------
Total Liabilities and
  Shareholders' Equity             $5,927,296                    $5,709,965
                                   ==========                    ==========
Net interest income                             $61,763                      $ 60,202
                                                =======                      ========
Net interest spread                                       3.96%                        3.98%
                                                          =====                        =====
Net interest income to total average earning assets       4.85%                        4.88%
                                                          =====                        =====
* Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                            June 30, 1997
                                    ----------------------------
                                                 Interest
                                       Average   Income/  Yield/
                                       Balance   Expense  Cost
                                    ----------   -------  -----
ASSETS
Securities:
 U.S. Treasury                      $  314,122   $ 4,297  5.49%
 U.S. Government agencies
  and corporations                   1,386,467    23,027  6.64
 States and political subdivisions      38,783       758  7.82
 Other                                  10,374       150  5.78
                                    ----------   -------
     Total securities                1,749,746    28,232  6.46
Federal funds sold                     202,345     2,828  5.53
Loans, net of unearned discount      2,895,298    65,421  9.06
                                    ----------   -------
Total Earning Assets and
    Average Rate Earned              4,847,389    96,481  7.97
Cash and due from banks                496,420
Allowance for possible loan losses     (41,832)
Banking premises and equipment         124,605
Accrued interest and other assets      209,199
                                    ----------
  Total Assets                      $5,635,781
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,124,883
  Correspondent banks                  180,946
  Public funds                          42,274
                                    ----------
     Total demand deposits           1,348,103
Time deposits:
 Savings and Interest-on-Checking      830,282     2,665  1.29
 Money market deposit accounts       1,162,979    11,951  4.12
 Time accounts                       1,212,815    15,002  4.96
 Public funds                          274,668     3,152  4.60
                                    ----------   -------
    Total time deposits              3,480,744    32,770  3.78
                                    ----------   -------
  Total Deposits                     4,828,847
Federal funds purchased and securities
  sold under resale agreements         180,777     2,161  4.73
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,372     2,143  8.72
Other borrowings                        24,806       351  5.68
                                    ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              3,784,699    37,425  3.96
                                    ----------   -------  -----
Accrued interest and other liabilities  63,467
                                    ----------
Total Liabilities                    5,196,269
SHAREHOLDERS' EQUITY                   439,512
                                    ----------
Total Liabilities and
  Shareholders' Equity              $5,635,781
                                    ==========
Net interest income                              $59,056
                                                 =======
Net interest spread                                       4.01%
                                                          ====
Net interest income to total average earning assets       4.88%
                                                          ====
*Taxable-equivalent basis assuming a 35% tax rate.


Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 28, 1998. The following matters were submitted to a vote of the Corporation's shareholders.

1.  Election of Directors:

     Election of all seven director nominees into Class II with terms expiring
in 2001 was approved with no nominee receiving less than   .  million votes.


Nominee                     Total Votes For     Total Votes Withheld
-------                     ---------------     --------------------
Class II:
Royce S.Caldwell.            18,959,995               149,900
Ruben R. Cardenas            18,957,243               152,652
Henry E. Catto               18,968,577               141,318
Richard W. Evans, Jr.        18,969,119               140,776
James W. Gorman, Jr.         18,968,022               141,873
Richard M. Kleberg, III      18,968,859               141,036
Horace Wilkins, Jr.          18,703,152               406,743



2.  Increase authorized shares

   Total Votes For        17,880,153
   Total Votes Against     1,229,742


3.  Reduce par value of Common Stock

   Total Votes For        17,893,571
   Total Votes Against     1,216,324


4.  Selection of Independent Auditors

   Total Votes For        19,059,298
   Total Votes Against        50,597




Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

        11  Statement regarding Computation of Earnings per Share

    (b)  Reports on Form 8-K

         During the quarter ended June 30, 1998, a Current Report on Form 8-K, dated
         April 21, 1998, was filed with the Commission by the Corporation.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   August 14, 1998                      By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)