Form 10-Q
period 1998-09-30
CULLEN FROST BANKERS INC
filed 1998-11-12
CIK 39263

Securities and Exchange Commission
                           Washington, D.C. 20549




                                 Form 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



 For Quarter Ended September 30, 1998     Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 1998, there were 26,704,790 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                               Three Months Ended      Nine Months Ended
                                                  September 30            September 30
                                              --------------------    -------------------
                                                1998         1997       1998        1997
                                              -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                        $77,319      $67,087   $224,024    $192,687
 Securities:
    Taxable                                    28,006       26,617     86,676      81,221
    Tax-exempt                                    795          443      1,852       1,348
                                              -------      -------   --------    --------
      Total Securities                         28,801       27,060     88,528      82,569
 Federal funds sold                             1,800        3,496      5,680       8,727
                                              -------      -------   --------    --------
      Total Interest Income                   107,920       97,643    318,232     283,983
INTEREST EXPENSE
 Deposits                                      35,062       33,422    104,498      97,011
 Federal funds purchased and securities
   sold under repurchase agreements             2,478        2,009      8,052       6,468
 Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                           2,118        2,119      6,356       5,533
 Long-term notes payable and other borrowings     592          391      1,376       1,095
                                              -------      -------   --------    --------
      Total Interest Expense                   40,250       37,941    120,282     110,107
                                              -------      -------   --------    --------
      Net Interest Income                      67,670       59,702    197,950     173,876
Provision for possible loan losses              2,555        2,303      7,734       6,869
                                              -------      -------   --------    --------
      Net Interest Income After Provision
       For Possible Loan Losses                65,115       57,399    190,216     167,007
NON-INTEREST INCOME
 Trust fees                                    11,759       11,473     35,420      32,427
 Service charges on deposit accounts           14,218       12,156     39,791      35,219
 Other service charges, collection and
    exchange charges, commissions and fees      4,088        3,041     11,621       8,341
 Net gain on securities transactions               67            6        211          22
 Other                                          5,877        4,185     17,432      13,905
                                              -------      -------   --------    --------
      Total Non-Interest Income                36,009       30,861    104,475      89,914
NON-INTEREST EXPENSE
 Salaries and wages                            27,645       25,236     82,609      72,217
 Pension and other employee benefits            5,345        4,715     16,405      14,857
 Net occupancy of banking premises              6,540        5,753     18,760      16,818
 Furniture and equipment                        4,868        4,013     13,956      11,725
 Intangible amortization                        3,299        3,062     10,007       8,891
 Merger related charges                                                12,244
 Other                                         19,701       16,479     57,298      48,976
                                              -------      -------   --------    --------
     Total Non-Interest Expense                67,398       59,258    211,279     173,484
                                              -------      -------   --------    --------
   Income Before Income Taxes                  33,726       29,002     83,412      83,437
Income Taxes                                   11,728       10,107     30,545      29,417
                                              -------      -------   --------    --------
     Net Income                               $21,998      $18,895   $ 52,867    $ 54,020
                                              =======      =======   ========    ========
Net income per common share:
  Basic                                       $   .83      $   .72   $   1.99    $   2.04
  Diluted                                         .80          .69       1.94        1.97

Dividends per common share (CFR)                  .30          .25        .85         .71


See notes to consolidated financial statements.



Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                    September 30  December 31  September 30
                                                        1998          1997         1997
                                                     ----------   -----------   ----------
Assets
Cash and due from banks                              $  476,625    $  637,613   $  747,175
Securities held to maturity                             119,366       255,428      241,373
Securities available for sale                         1,773,393     1,514,050    1,447,039
Securities trading                                        1,673         1,940        2,003
Federal funds sold                                      166,397       190,000      190,055
Loans, net of unearned discount of $3,717 at
  September 30, 1998; $3,194 at December 31, 1997
  and $3,491 at September 30, 1997                    3,536,480     3,116,895    3,008,597
    Less: Allowance for possible loan losses            (51,993)      (48,073)     (47,734)
                                                     ----------    ----------   ----------
      Net Loans                                       3,484,487     3,068,822    2,960,863
Banking premises and equipment                          136,589       128,710      126,712
Accrued interest and other assets                       250,455       249,010      204,967
                                                     ----------    ----------   ----------
      Total Assets                                   $6,408,985    $6,045,573   $5,920,187
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $1,418,911    $1,353,242   $1,193,540
  Correspondent banks                                   161,533       140,443      353,432
  Public funds                                           44,330        54,880       42,215
                                                     ----------    ----------   ----------
     Total demand deposits                            1,624,774     1,548,565    1,589,187
Time Deposits:
  Savings and Interest-on-Checking                      900,976       855,783      799,401
  Money market deposit accounts                       1,445,571     1,255,237    1,284,375
  Time accounts                                       1,297,655     1,216,145    1,226,370
  Public funds                                          196,744       293,360      216,549
                                                     ----------    ----------   ----------
     Total time deposits                              3,840,946     3,620,525    3,526,695
                                                     ----------    ----------   ----------
     Total deposits                                   5,465,720     5,169,090    5,115,882
Federal funds purchased and securities
  sold under repurchase agreements                      227,538       200,774      166,662
Accrued interest and other liabilities                  111,452       114,377       90,670
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                    98,444        98,403       98,390
                                                     ----------    ----------   ----------
     Total Liabilities                                5,903,154     5,582,644    5,471,604
Shareholders' Equity
Common stock, par value per share: $.01; $5; $5             267       133,775      133,738
  Shares authorized:90,000,000;60,000,000;60,000,000
  Shares issued: 26,678,621;
    26,470,073; and 26,360,808
Surplus                                                 182,224        53,647       52,151
Retained earnings                                       307,625       278,994      269,278
Unrealized gain on securities available
  for sale, net of tax                                   16,575         8,917        9,797
Treasury Stock (17,474; 284,887; 386,866)                  (860)      (12,404)     (16,381)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         505,831       462,929      448,583
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $6,408,985    $6,045,573   $5,920,187
                                                     ==========    ==========   ==========


See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                  Unrealized
                                                                  Gain (Loss)
                                                                      on
                                                                  Securities
                                     Common             Retained  Available   Treasury
                                     Stock    Surplus   Earnings  for Sale      Stock     Total
                                    --------  --------  --------  ---------   --------   --------
Balance at January 1, 1997 as
  previously reported               $112,410  $ 63,480  $195,451  $ 7,602                $378,943
Adjustment to retroactively restate
  1998 business combination accounted
  for as a pooling of interests       21,065   (12,348)   36,750      512     $ (136)      45,843
                                    -------------------------------------------------------------
Balance at January 1, 1997,
    as restated                      133,475    51,132   232,201    8,114       (136)     424,786
  Net income for the year ended
    December 31, 1997                                     72,968                           72,968
  Unrealized gain on
    securities AFS, net of tax
    and reclassification adjustment                                   803                     803
                                                                                         --------
       Total comprehensive income                                                          73,771
                                                                                         --------
  Proceeds from employee stock
    purchase plan and options            300       437    (1,950)              3,201        1,988
  Tax benefit related to
    exercise of stock options                    1,492                                      1,492
  Purchase of treasury stock                                                 (17,814)     (17,814)
  Issuance of restricted stock                     522                         2,297        2,819
  Restricted stock plan deferred
    compensation, net                                     (2,112)                          (2,112)
  Cash dividend                                          (21,463)                         (21,463)
  Pre-merger transaction of
    pooled company:
      Release of unearned
        ESOP shares                                 64       143                              207
      Cash Dividend                                         (793)                            (793)
      Purchase of treasury stock                                                 (20)         (20)
      Sale of treasury stock                                                      68           68
                                     -------  --------  --------  -------   --------     --------
Balance at December 31, 1997         133,775    53,647   278,994    8,917    (12,404)     462,929
  Net income for the nine months
    ended September 30, 1998                              52,867                           52,867
  Unrealized gain on
    securities AFS, net of tax
    and reclassification adjustment                                 7,658                   7,658
                                                                                         --------
       Total comprehensive income                                                          60,525
                                                                                         --------
  Proceeds from employee stock
    purchase plan and options                       95      (979)              1,231          347
  Tax benefit related to
    exercise of stock options                    1,139                                      1,139
  Purchase of treasury stock                                                  (2,784)      (2,784)
  Issuance of restricted stock             1     1,889                           126        2,016
  Restricted stock plan deferred
    compensation, net                                       (913)                            (913)
  Cash dividend                                          (21,554)                         (21,554)
  ESOP shares committed to be released           2,820       658                            3,478
  Constructive retirement of
    treasury stock issued in connection
    with a business combination       (1,382)  (11,023)                       12,883          478
  Pre-merger transactions of
    pooled company:
      Proceeds from employee stock
        purchase plan and options        847       683      (539)                 88        1,079
      Cash dividend                                         (909)                            (909)
  Change in par value               (132,974)  132,974
                                   ---------  --------  --------  -------   --------     --------
Balance at September 30, 1998       $    267  $182,224  $307,625  $16,575    $  (860)    $505,831
                                   =========  ========  ========  =======   ========     ========


Disclosure of reclassification amount:

Unrealized gain on securities AFS for nine month period ended 9/30/98                     $ 7,795
Less: reclassification adjustment for gain included in income                                 137
                                                                                          -------
Net unrealized gain on securities AFS, net of tax                                         $ 7,658
                                                                                          =======


See notes to consolidated financial statements.



Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                Nine Months Ended
                                                                   September 30
                                                                ------------------
                                                                  1998       1997
                                                                -------    -------
Operating Activities
Net income                                                   $   52,867   $ 54,020
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                            7,734      6,869
    Provision for deferred taxes                                 (3,796)    (4,321)
    Accretion of discounts on loans                                (471)      (962)
    Accretion of securities' discounts                           (2,111)   (10,035)
    Amortization of securities' premiums                          4,166      2,600
    Net (increase)decrease in trading securities                    267     (1,216)
    Net gain on securities transactions                            (211)       (22)
    Net gain on sale of assets                                     (751)      (393)
    Depreciation and amortization                                22,477     19,646
    Decrease in interest receivable                                 519        987
   (Decrease) increase in interest payable                       (6,609)     2,756
    Net change in other assets and liabilities                   31,644    (24,089)
                                                               ---------  --------
      Net cash provided by operating activities                 105,725     45,840

Investing Activities
Proceeds from maturities of securities held to maturity          29,132     30,328
Purchases of investment securities held to maturity              (9,650)    (7,654)
Proceeds from sales of securities available for sale            681,300    210,344
Proceeds from maturities of securities available for sale       955,853    382,176
Purchases of securities available for sale                   (1,685,879)  (536,957)
Net increase in loans                                          (302,504)  (234,201)
Proceeds from sales of equipment                                     21         40
Net increase in bank premises and equipment                     (13,792)   (12,305)
Proceeds from sales of repossessed properties                     2,160      1,864
Net cash and cash equivalents (paid) received from acquisitions  (8,899)    14,277
                                                              ----------  ---------
  Net cash used by investing activities                        (352,258)  (152,088)

Financing Activities
Net increase in demand deposits,
  IOC accounts, and savings accounts                            152,835     50,147
Net decrease in certificates of deposits                        (78,407)    (6,307)
Net increase (decrease) in short-term borrowings                 11,335    (66,027)
Proceeds from issuance of guaranteed preferred beneficial
  interest in the Corporation's junior subordinated
  deferrable interest debentures                                            98,352
Proceeds from employee stock purchase
  plan and options                                                1,426      1,851
Purchase of treasury stock                                       (2,784)   (17,424)
Dividends paid                                                  (22,463)   (16,693)
                                                             -----------  --------
     Net cash provided (used) by financing activities            61,942     43,899
                                                             -----------  --------
     Decrease in cash and cash equivalents                     (184,591)   (62,349)
Cash and cash equivalents at beginning of year                  827,613    999,579
                                                             -----------  --------
     Cash and cash equivalents at the end of the period      $  643,022   $937,230
                                                             ===========  ========

Supplemental information:
  Interest Paid                                                $    127   $    113
  Loans originated to faciliate the sale
    of repossessed properties                                        85        279

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


                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
(in thousands)                                        1998       1997
-----------------------------------------------------------------------
Balance at beginning of the period                  $48,073    $42,821
Provision for possible loan losses                    7,734      6,869
Loan loss reserve of acquired institutions            1,250      2,105
Net charge-offs:
  Losses charged to the allowance                    (9,690)    (6,965)
  Recoveries                                          4,626      2,904
                                                    -------    -------
    Net (charge-offs)                                (5,064)    (4,061)
                                                    -------    -------
Balance at the end of period                        $51,993    $47,734
                                                    =======    =======

Impaired Loans

     A loan within the scope of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. At September 30, 1998, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans as of September 30, 1998 and 1997 was $70,000 and $14,000, respectively. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

The following is a summary of loans considered to be impaired:

                                                          September 30
                                                       -------------------
(in thousands)                                          1998         1997
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $2,642       $1,348
Impaired loans with a valuation reserve                 2,798        3,053
                                                       ------       ------
Total recorded investment in impaired loans            $5,440       $4,401
                                                       ======       ======
Average recorded investment in impaired loans          $6,577       $5,551
Valuation reserve                                       1,646        1,833


Earnings Per Common Share
     In accordance with SFAS 128, the reconciliation of earnings per share follows:

                                              Three Months Ended        Nine Months Ended
                                                  September 30             September 30
                                          ------------------------  ------------------------
                                              1998         1997         1998        1997
--------------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income          $21,998,000  $18,895,000  $52,867,000  $54,020,000
                                          ===========  ===========  ===========  ===========
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares        26,654,524   26,391,690   26,532,414   26,544,187
Dilutive effect of stock options              710,508      896,801      769,620      831,320
                                          -----------  -----------  -----------  -----------
Denominator for diluted earnings per share 27,365,032   27,288,491   27,302,034   27,375,507
                                          ===========  ===========  ===========  ===========

Earnings per share:
Basic                                     $       .83  $       .72  $      1.99  $      2.04
Diluted                                           .80          .69         1.94         1.97


Capital

     The table below reflects various measures of regulatory capital at September 30, 1998 and 1997. As a result of the Harrisburg Bancshares, Inc. acquisition in January 1998 and the Corporation's stock repurchase program, which expired during the second quarter of 1998, all the regulatory capital ratios are down when compared to the third quarter of 1997.


                                        September 30, 1998       September 30, 1997
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  493,553     12.26%    $  461,179     13.34%
     Tier 1 Capital Minimum requirement   160,989      4.00        138,314      4.00

     Total Capital                     $  543,884     13.51%    $  504,458     14.59%
     Total Capital Minimum requirement    321,978      8.00        276,628      8.00

Risk-adjusted assets, net of goodwill  $4,024,731               $3,457,847
Leverage ratio                                         7.96%                    8.20%
Average equity as a percentage
of average assets                                      7.65                     7.87


     The FDIC Improvement Act of 1991 ("FDICIA") established five capital tiers for depository institutions and final rules relating to these tiers were adopted by the federal banking agencies. At September 30, 1998 and 1997, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDICIA, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of
6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.
     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements. The Corporation and its subsidiary banks currently exceed all minimum capital requirements.
     During the second quarter of 1998, the shareholders of the Corporation voted to increase authorized common shares to 90 million from 60 million and to reduce the par value of the Corporation's common stock from $5 to $.01 per share.


Income Taxes
     The tax expense for the third quarter of 1998 was $11,728,000. This amount consisted of current tax expense of $13,400,000 and deferred tax benefit of $1,672,000. Year-to-date tax expense is $30,545,000, consisting of current tax expense of $34,341,000 and deferred tax benefit of $3,796,000. Net deferred tax assets were $7,774,000 with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years. The tax expense for the third quarter of 1997 was $10,107,000. Income tax payments for the first nine months of 1998 and 1997 were $30,421,000 and $26,916,000, respectively.


Merger and Acquisitions
     On May 29, 1998, the Corporation completed the merger of Overton Bancshares, Inc., in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N.A. The merger, which was accounted for as a "pooling-of-interests" transaction, is the Corporation's first entry into the Fort Worth market. With the merger, the Corporation has twelve locations in Fort Worth/Arlington and two in Dallas. The Corporation issued approximately 4.38 million common shares as part of this transaction. As a result of the transaction, the Corporation recorded a merger related charge of $12.2 million primarily consisting of severance payments and investment banking fees. In addition, shortly after the merger was consummated the Corporation reclassified approximately $116 million of held to maturity securities of Overton Bancshares, Inc. to available for sale securities.
     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. This transaction was accounted for as a purchase with total cash consideration being funded through currently available funds. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. Total intangibles associated with the acquisition amounted to approximately $34.2 million. This acquisition is not expected to have a material impact on the Corporation's 1998 net income.
     On March 7, 1997, the Corporation paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary Citizens State Bank, based in Corpus Christi, Texas. Total intangibles associated with the acquisition were approximately $20.9 million. The Corporation acquired loans of approximately $108 million and deposits of approximately $184 million. This acquisition did not have a material impact on the Corporation's 1997 net income.

Pending Acquisition
     On October 9, 1998, the Corporation entered into a definitive agreement to acquire Keller State Bank, including its three banking offices located in Tarrant County, which have deposits of approximately $65 million and loans of $38 million. The Corporation agreed to pay approximately $18.65 million. The acquisition is expected to be completed by early 1999 following shareholder and regulatory approval. This transaction will be accounted for as a purchase with total cash consideration being funded through internal sources.


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

     Comprehensive income was $29,756,000 for the third quarter of 1998 compared to $21,261,000 for the third quarter of 1997. For the third quarter of 1998 and 1997, comprehensive income was composed of net income of $21,998,000 and $18,895,000, respectively, and unrealized gain on securities available-for-sale of $7,758,000 and $2,366,000, respectively, net of tax and reclassification adjustment.
     Comprehensive income was $60,525,000 (including merger related charge) for the first nine months of 1998 compared to $55,703,000 for the first nine months of 1997. (See Statement of Changes in Shareholder's Equity on page 4) For the first nine months of 1998 and 1997, comprehensive income was composed of net income of $52,867,000 and $54,020,000, respectively, and unrealized gain on securities available-for-sale of $7,658,000 and $1,683,000, respectively, net of tax and reclassification adjustment.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior year information is required. The Corporation is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.
     In February 1998, the FASB issued SFAS No.132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employer's disclosures about pension and other post retirement benefit plans but does not change the measure of recognition of those plans. The statement standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligation and the fair value of plan assets that will aid financial analysis, and eliminates certain disclosures that are no longer useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Interim period application in the year of adoption is not required. The Corporation is currently evaluating the impact of this statement on the disclosures included in its annual financial statements.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be marked-to-market on an on-going basis. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management has not completed its review of SFAS No. 133, and has not determined the impact, if any, that adoption of this statement will have on the Corporation.

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     The results of operations are included in the material that follows. During the second quarter of 1998 the Corporation completed the merger with Overton Bancshares, Inc., ("Overton") which was accounted for using the "pooling-of-interests" accounting method. Historical amounts have been restated to reflect the merger. In addition, the Corporation completed an acquisition during the first quarter of 1998 and one in 1997. These acquisitions were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition. The merger and acquisitions are outlined in the footnotes to the financial statements on page eight. All balance sheet figures are presented in averages unless otherwise noted.
     Cullen/Frost Bankers, Inc. reported net income of $22.0 million or $.80 per diluted common share for the quarter ended September 30, 1998 compared to $18.9 million or $.69 per diluted common share for the third quarter of 1997. After-tax operating earnings resulted in $21.0 million or $.77 per diluted common share for the second quarter of 1998 which exclude the merger related charge of $12.2 million before tax associated with the merger of Overton. Return on average assets and average equity increased to 1.38 percent and 17.76 percent for the third quarter of 1998.
     Reported net income for the nine months ending September 30, 1998 was $52.9 million or $1.94 per diluted common share. After-tax operating earnings for the nine months ended September 30, 1998 were $62.4 million or $2.28 per diluted common share compared to $54.0 million or $1.97 per diluted common share for the same period of 1997. Operating earnings exclude the after-tax impact of the merger related charge. Operating return on average assets and average equity for the nine months ended September 30, 1998 increased to 1.32 percent and 17.29 percent compared to 1.29 percent and 16.39 percent for 1997.


                                                  Summary of Operations
                                    -------------------------------------------------
                                                              Three Months Ended
                                   Nine Months Ended      ---------------------------
                                      September 30               1998          1997
                                    -----------------     ------------------  -------
                                       1998     1997      Sept 30   June 30   Sept 30
-------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                   $199,802  $175,321     $68,430   $66,869   $60,204
Taxable-equivalent adjustment          1,852     1,445         760       647       502
                                     -------   -------     -------   -------   -------
Net interest income                  197,950   173,876      67,670    66,222    59,702
Provision for possible loan losses     7,734     6,869       2,555     2,600     2,303
Non-Interest income:
  Net gain on securities
     transactions                        211        22          67        71         6
  Other                              104,264    89,892      35,942    34,933    30,855
                                     -------   -------     -------   -------   -------
    Total non-interest income        104,475    89,914      36,009    35,004    30,861
Non-Interest expense:
  Intangible amortization             10,007     8,891       3,299     3,360     3,062
  Merger related charges              12,244                          12,244
  Other                              189,028   164,593      64,099    63,424    56,196
                                     -------   -------     -------   -------   -------
    Total non-interest expense       211,279   173,484      67,398    79,028    59,258
                                     -------   -------     -------   -------   -------

Income before income taxes            83,412    83,437      33,726    19,598    29,002
Income Taxes                          30,545    29,417      11,728     8,142    10,107
                                    --------  --------     -------   -------   -------
Net Income                          $ 52,867  $ 54,020     $21,998   $11,456   $18,895
                                    ========  ========     =======   =======   =======

Net income per diluted common share:$  1.94   $  1.97      $   .80   $   .42   $   .69

Return on Average Assets               1.12%     1.29%        1.38%      .73%     1.31%
Return on Average Equity              14.65     16.39        17.76      9.51     16.68


Net Interest Income
     Net interest margin was 5.01 percent for the third quarter of 1998 compared to 4.96 percent and 4.88 percent for the second quarter of 1998 and third quarter of 1997, respectively. The net interest spread of 4.07 percent increased 1 basis point from the second quarter of 1998 and 9 basis points from the third quarter of 1997. The increases in net interest margin and spread from the second quarter of 1998 and the third quarter of 1997 were due to strong loan growth and a redeployment of investable funds out of Federal funds sold and into investment securities, as well as, restructuring of the investment portfolio.

                                   Change in Net Interest Income (Taxable Equivalent)
                         -------------------------------------------------------------------
                             Third Quarter         Third Quarter        Year-to-Date
                                 1998                  1998                 1998
                                  vs.                   vs.                  vs.
                             Third Quarter        Second Quarter        Year-to-Date
                                 1997                  1998                 1997
                         -------------------------------------------------------------------
                                Amount                Amount                 Amount
--------------------------------------------------------------------------------------------
Due to volume                  $ 9,106               $ 1,343                $27,178
Due to interest rate
  spread                          (880)                  218                 (2,697)
                               -------               -------                -------
                               $ 8,226               $ 1,561                $24,481
                               =======               =======                =======



Non-Interest Income

     Growth in non-interest income was favorably impacted by the acquisitions of Harrisburg Bancshares, Inc. and Corpus Christi Bancshares, Inc. in the first quarters of 1998 and 1997, respectively.

                                                                   Three Months Ended
                                       Nine Months Ended     ------------------------------
                                          September 30               1998             1997
                                       ------------------    --------------------   -------
Non-Interest Income                       1998      1997     Sept 30     June 30    Sept 30
-------------------------------------------------------------------------------------------
Trust fees                             $ 35,420   $32,427    $11,759     $11,625    $11,473
Service charges on deposit accounts      39,791    35,219     14,218      13,118     12,156
Other service charges, collection
  and exchange charges, commissions
  and fees                               11,621     8,341      4,088       3,948      3,041
Net gain on securities transactions         211        22         67          71          6
Other                                    17,432    13,905      5,877       6,242      4,185
                                       --------   -------    -------     -------    -------
    Total                              $104,475   $89,914    $36,009     $35,004    $30,861
                                       ========   =======    =======     =======    =======


For the third quarter 1998...

     Total non-interest income was up $1.0 million, an increase of 11.5 percent annualized, compared to the second quarter of 1998 and up $5.1 million, an increase of 16.7 percent compared to the third quarter of 1997.
     Trust fee income increased $134,000 or 4.6 percent annualized compared to last quarter and increased $286,000 or 2.5 percent from the third quarter of 1997. Trust fees have increased even though general market conditions have been volatile throughout 1998. The market value of trust assets at the end of the third quarter of 1998 was $11.1 billion compared to $11.9 billion at the end of the second quarter and $10.5 billion a year ago.
     Service charges on deposit accounts for the second quarter of 1998 increased $1.1 million or 33.5 percent annualized from the second quarter of this year and $2.1 million or 17.0 percent from the third quarter of 1997.
Most of these increases occurred as the result of some fee increases and broad based deposit growth that generated increases in overdraft charges, cash management fees on commercial and individual deposits, as well as increases in ATM income. Other service charges were up $140,000 or 14.2 percent annualized for the third quarter of 1998 compared to the second quarter of 1998 and $1 million or 34.4 percent from the same quarter a year ago. The cash accelerator product (accounts receivable factoring), as well as mutual fund and origination fees, continued to lead the way in growth in this category of non-interest income.
     Other non-interest income decreased $365,000 from the second quarter of this year and increased $1.7 million or 40.4 percent compared to the third quarter of 1997. The third quarter of 1998 was down in comparison to the second quarter due to a non-recurring recovery of $936,000 on a loan that was carried at a discount which was recognized in the second quarter. In comparing to the third quarter a year ago the $1.7 million increase is due primarily to gains on the disposition of foreclosed assets, Visa check card income, and marketing gains on the sale of student and mortgage loans offset by a decrease in mineral interest income.


For the nine months ended September 30, 1998...

     Non-interest income was up $14.6 million or 16.2 percent compared to the same period last year. Trust income increased $3.0 million or 9.2 percent from the same period a year ago. Trust fee income has increased even though general market conditions have been volatile throughout 1998. The market value of trust assets have increased to $11.1 billion at the third quarter compared to $10.5 billion a year ago. The growth in market assets was supported by growth in the number of accounts as well. Service charges on deposits increased $4.6 million or 13.0 percent compared to the same period one year ago. Some fee increases and broad based deposit growth generated increases in overdraft charges, cash management fees on commercial deposits, as well as increases in ATM income. Other service charge income increased $3.3 million or 39.3 percent from the same period last year. Primary contributors to this growth were the cash accelerator product (accounts receivable factoring), mutual fund fees and origination fees. Other income was up $3.5 million or 25.4 percent relative to the same period last year. Main contributors were gains on the disposition of foreclosed assets, Visa check card income, marketing gains on the sale of student and mortgage loans, as well as, mineral interest income.


Non-Interest Expense

     The acquisitions of Harrisburg Bancshares, Inc., and Corpus Christi Bancshares, Inc., in the first quarters of 1998 and 1997, respectively, impacted the growth in expenses.


                                                                   Three Months Ended
                                       Nine Months Ended     ------------------------------
                                          September 30               1998            1997
                                       ------------------    -------------------    -------
Non-Interest Expense                      1998      1997     Sept 30     June 30    Sept 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $ 82,609  $ 72,217    $27,645    $27,757     $25,236
Pension and other employee benefits      16,405    14,857      5,345      5,462       4,715
Net occupancy of banking premises        18,760    16,818      6,540      6,112       5,753
Furniture and equipment                  13,956    11,725      4,868      4,647       4,013
Intangible amortization                  10,007     8,891      3,299      3,360       3,062
Merger related charge                    12,244                          12,244
Other                                    57,298    48,976     19,701     19,446      16,479
                                       --------  --------    -------    -------     -------
      Total                            $211,279  $173,484    $67,398    $79,028     $59,258
                                       ========  ========    =======    =======     =======


For the third quarter 1998...

     Excluding the merger-related charge of $12.2 million during the second quarter of 1998 which was associated with the merger of Overton, non-interest expense increased $614,000 or 3.7 percent annually compared to last quarter and increased $8.1 million or 13.7 percent compared to the third quarter of 1997.
     Salaries and wages decreased $112,000 with the second quarter of 1998 and were up $2.4 million or 9.5 percent from the third quarter of 1997 as a result of higher staffing levels (acquisition) and merit increases. Personnel expenses decreased from last quarter due primarily to the attrition of some employees after the second quarter closing of the Overton merger.
     Net occupancy of banking premises expense increased $428,000 or 28 percent annualized from the second quarter of 1998 and increased $787,000 or 13.7 percent from the third quarter of 1997. This increase is primarily attributable to higher property taxes and increased utilities expense due to an exceptionally hot summer. Furniture and equipment expense increased $221,000 or 19 percent annualized compared to the second quarter of 1998 and increased $855,000 or 21.3 percent from the same quarter last year mostly due to higher rental equipment, service contracts and amortized software. Intangible amortization decreased $61,000 or
1.8 percent from the second quarter of 1998 and increased $237,000 or 7.7 percent compared to the third quarter of 1997 due to the Harrisburg acquisition.
     Other non-interest expenses increased $255,000 or 1.3 percent and $3.2 million or 19.6 percent from the second quarter of 1998 and third quarter of 1997, respectively, mainly due to other professional expenses, Visa check card expenses, guard services and outside computer services.


For the nine months ended September 30, 1998...

     Excluding the merger-related charge, total non-interest expense was up $25.6 million or 14.7 percent compared to the same period one year ago. Salaries and wages were up $10.4 million or 14.4 percent compared to the same period one year ago primarily because of higher staffing levels (acquisition) and merit increases. Pension and other benefits also increased, up $1.5 million or 10.4 percent from the same period last year. Net occupancy of banking premises was up $1.9 million or 11.5 percent compared to a year ago. This increase is attributable to higher property taxes, lease and depreciation expense on buildings, as well as, other professional expenses. Furniture and equipment expense increased $2.2 million or 19.0 percent due to higher depreciation expense, rental equipment, amortized software and service contracts. Intangible amortization increased $1.1 million or 12.6 percent from the same period a year ago due to acquisitions.
     Also included in 1998 was a $12.2 million merger related charge associated with the merger of Overton Bancshares, Inc. Of the $12.2 million charge approximately 39 percent related to severance payments and 27 percent related to investment banking fees.
     Other non-interest expenses increased $8.3 million or 17 percent, primarily due to growth in the number of banking locations (guard service), other professional expenses and other technology initiatives designed to enhance and support growth.


Income Taxes
     The Corporation's effective tax rate for the third quarter of 1998 and the second and third quarters of 1997 approximated the statutory rate of 35 percent. The effective rate for the second quarter of 1998 is impacted by the merger-related charge of Overton and approximates 42 percent.


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

    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):

                                                 Nine Months Ended
                           --------------------------------------------------------------
                                September 1998                    September 1997
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       earnings  Amortization  earnings  earnings	 Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $83,412     $10,007     $93,419   $83,437     $8,891      $92,328
Income taxes            30,545       2,452      32,997    29,417      2,361       31,778
                       -------     -------     -------   -------     ------      -------
Net income             $52,867     $ 7,555     $60,422   $54,020     $6,530      $60,550
                       =======     =======     =======   =======     ======      =======
Net income per diluted
  common share         $  1.94     $   .27     $  2.21   $  1.97     $  .24      $  2.21

Return on assets          1.12%                   1.28%*    1.29%                   1.44%*
Return on equity         14.65                   16.75 **  16.39                   18.37**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                Sept 1998       Sept 1997
   -----------------------------                                ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   60,422     $   60,550
(B) Total average assets                                         6,304,220      5,603,144
(C) Average shareholders' equity                                   482,386        440,790



                                                 Three Months Ended
                           --------------------------------------------------------------
                                September 1998                      June 1998
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       earnings  Amortization  earnings  earnings  Amortization  earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $33,726     $ 3,299     $37,025   $19,598     $3,360      $22,958
Income taxes            11,728         796      12,524     8,142        812        8,954
                       -------     -------     -------   -------     ------      -------
Net income             $21,998     $ 2,503     $24,501   $11,456     $2,548      $14,004
                       =======     =======     =======   =======     ======      =======
Net income per diluted
  common share         $   .80     $   .10     $   .90   $   .42     $  .09      $   .51

Return on assets          1.38%                   1.54%*     .73%                    .89%*
Return on equity         17.76                   19.78 **   9.51                   11.62**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                Sept 1998       June 1998
   -----------------------------                                ----------     -----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   24,501     $   14,004
(B) Total average assets                                         6,309,916      6,318,904
(C) Average shareholders' equity                                   491,447        483,334


                                      Three Months Ended
                              --------------------------------
                                       September 1997
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              earnings  Amortization  earnings
--------------------------------------------------------------
Income before income taxes     $29,002     $3,062      $32,064
Income taxes                    10,107        795       10,902
                               -------     ------      -------
Net income                     $18,895     $2,267      $21,162
                               =======     ======      =======
Net income per diluted
  common share                 $   .69     $  .09      $   .78

Return on assets                  1.31%                   1.47%*
Return on equity                 16.68                   18.68 **

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                               Sept 97
   -----------------------------                             ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   21,162
(B) Total average assets                                      5,709,965
(C) Average shareholders' equity                                449,422


     Excluding the merger related charge, the Corporation's cash earnings for the nine months ending September 30, 1998 were $69.9 million or $2.56 per diluted common share compared with $2.21 per diluted common share for the same period last year. For the third quarter of 1998 cash earnings were $24.5 million or $.90 per diluted common share compared with $.78 per diluted common share for the third quarter of 1997. Cash earnings return on assets and return on equity for the third quarter were 1.54 percent and 19.78 percent, respectively.

Balance Sheet
     Average assets of $6.3 billion were flat from the second quarter of 1998 and up $600 million or 10.5 percent from the third quarter of 1997 respectively, primarily because of the Harrisburg acquisition. Total deposits averaged $5.4 billion for the current quarter, flat from the previous quarter and up 10.2 percent when compared to the third quarter of 1997. Average loans for the third quarter of 1998 were $3.5 billion. This represents an increase in average loans of 9.5 percent on an annualized basis from the second quarter of 1998 and 17.0 percent from the third quarter of last year.


Loans


                                       1998                      1997
                            -------------------------   -------------------------
Loan Portfolio                            Percentage
Period-End Balances         September 30    of Total    December 31  September 30
---------------------------------------------------------------------------------
Commercial                    $1,123,345     31.8%     $  989,355    $  954,334
Consumer                         653,110     18.5         645,988       624,180
Real estate                    1,656,202     46.8       1,370,680     1,358,357
Other                            107,540      3.0         114,066        75,217
Unearned discount                 (3,717)     (.1)         (3,194)       (3,491)
                              ----------   ------      ----------    ----------
Total Loans                   $3,536,480    100.0%     $3,116,895    $3,008,597
                              ==========   ======      ==========    ==========

     At September 30, 1998 period-end loans totaled $3.5 billion up 10.3 percent annualized from the previous quarter and up 17.5 percent from the same period last year. Approximately 76 percent of the increase in loans from a year ago resulted from internally generated growth. Compared to a year ago, all loan categories have increased.


Real Estate Loans
     Real estate loans at September 30, 1998, were $1.7 billion or 46.8 percent of period-end loans compared to 45.1 percent a year ago. Residential permanent mortgage loans at September 30, 1998, were $638 million compared to $560 million at June 30, 1998, and $508 million at September 30, 1997. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. The majority of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company). Historically these type of loans have resulted in lower risk, provided financial stability and are less susceptible to economic swings.
     At September 30, 1998, real estate loans 90 days past due (excluding non-accrual and restructured loans) were $4,024,000, compared with $2,649,000 at June 30, 1998, and $2,427,000 at September 30, 1997.


                                                    1998                 1997
                                          ------------------------     --------
Real Estate Loans                                      Percentage
Period-End Balances                         Sept 30     of Total       Sept 30
-------------------------------------------------------------------------------
Construction                              $  276,584      16.7%      $  178,734
Land                                          56,700       3.4           60,010
Permanent mortgages:
  Commercial                                 334,719      20.2          256,110
  Residential                                637,930      38.5          508,481
Other                                        350,269      21.2          355,022
                                          ----------     ------      ----------
                                          $1,656,202     100.0%      $1,358,357
                                          ==========     ======      ==========
Non-accrual and restructured              $    7,435        .4%      $    7,021


Mexico

     The Corporation's cross border outstandings to Mexico, excluding $18,723,000 in loans secured by assets held in the United States, totaled $50,344,000 at September 30, 1998, or 1.4 percent of total loans, down from $51,378,000 at June 30, 1998 and up compared to $22,343,000 last year. The increase from a year ago represents the additional usage of lines of credit extended to Mexican firms to support trade related transactions. Of the trade-related credits, approximately 91 percent are related to companies exporting from Mexico. In addition, loans insured by the Export Import Bank were made to Mexican businesses to purchase goods from the United States. As of September 30, 1998, none of the Mexican related loans were on non-performing status.

                                                    MEXICAN LOANS
                                               -----------------------
                                                         Percentage of
September 30, 1998                              Amount    Total Loans
----------------------------------------------------------------------
Loans to financial institutions                $39,029        1.1%
Loans to private firms or individuals           11,315         .3
                                               -------        ----
                                               $50,344        1.4%
                                               =======        ====

Non-Performing Assets

                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
September 30, 1998                                Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual and restructured loans               $ 7,435   $5,694   $13,129
Foreclosed assets                                  3,868      511     4,379
                                                 -------   ------   -------
     Total                                       $11,303   $6,205   $17,508
                                                 =======   ======   =======
As a percentage of total
  non-performing assets                             64.6%    35.4%    100.0%


     Non-performing assets totaled $17,508,000 at September 30, 1998 up 8.1 percent from $16,195,000 at September 30, 1997 and down 11.2 percent from $19,710,000 at June 30, 1998. Non-performing assets as a percent of total loans and foreclosed assets decreased to .49 percent at September 30, 1998 from
 .54 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $274,000 or $.01 per common share for the third quarter of 1998, compared to approximately $245,000 or $.01 per common share for the third quarter of 1997 and $297,000 or $.01 per common share for the second quarter of 1998. For the nine months ended September 30, 1998, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $846,000 or $.03 per common share, compared with approximately $689,000 or $.03 per common share for the comparable period last year. Total loans 90 days past due (excluding non-accrual and restructured loans) were $7,875,000 at September 30, 1998, compared to $10,502,000 at September 30,
1997, and $7,012,000 at June 30, 1998.


Allowance for Possible Loan Losses

     The allowance for possible loan losses was $51,993,000 or 1.47 percent of period-end loans at September 30, 1998, compared to $47,734,000 or 1.59 percent at September 30, 1997 and $51,115,000 or 1.48 percent at June 30, 1998. The allowance for possible loan losses as a percent of non-accrual and restructured loans was 396.0 percent at September 30, 1998, compared to 394.8 percent at September 30, 1997 and 352.3 percent at the end of the second quarter of 1998.
     The Corporation recorded a $2,555,000 provision for possible loan losses during the third quarter of 1998. This compares to $2,303,000 provision for possible loan losses during the third quarter of 1997 and $2,600,000 for the second quarter of 1998. Net charge-offs in the third quarter of 1998 totaled $1,677,000, compared to net charge-offs of $1,366,000 and $1,183,000 for the third quarter of 1997 and for the second quarter of 1998, respectively.


                                       NET CHARGE-OFFS (RECOVERIES)
                                       ----------------------------
                                              1998           1997
                                       ------------------   -------
                                        Third     Second    Third
                                        Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real estate                            $  (587)  $  (303)  $    27
Commercial and industrial                1,145      (100)       80
Consumer                                 1,150     1,600     1,250
Other, including foreign                   (31)      (14)        9
                                       -------   -------   -------
                                       $ 1,677   $ 1,183   $ 1,366
                                       =======   =======   =======

Provision for possible loan losses     $ 2,555   $ 2,600   $ 2,303
Allowance for possible loan losses      51,993    51,115    47,734



Capital and Liquidity
     At September 30, 1998, shareholders' equity was $505,831,000 compared to $448,583,000 at September 30, 1997 and $483,326,000 at June 30, 1998. The
Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $16.6 million as of September 30, 1998 compared to a $9.8 million unrealized gain as of September 30, 1997, reflecting a change of $6.8 million. This increase is primarily due to the decrease in market interest rates. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     The Corporation paid a cash dividend of $.30 per common share for the third and second quarters of 1998 compared to $.25 per common share in the second quarter of 1997. Excluding the merger related charge this equates to a dividend payout ratio of 36.3 percent, 38.4 percent and 33.6 percent for the third and second quarters of 1998 and the third quarter of 1997, respectively.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at September 30, 1998.
     Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. These include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Year 2000
     The Corporation's Year 2000 compliance program includes modifying or replacing appropriate hardware and software utilized by the Corporation. Currently, the Corporation estimates that the dollar amount to be spent on incremental costs to remediate its Year 2000 issues will be approximately $3.5 million over the three year period beginning in 1997, funded out of its earnings with approximately $2.7 million spent through the third quarter of 1998. These costs are being expensed as incurred and were approximately $624,000 and $646,000 for the third and second quarters, respectively. Additionally, the corporation is spending about 30% of its annual technology budget to facilitate the attainment of compliance. The cost of compliance and completion dates is based upon management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources. Management expects all mission critical systems to be installed and certified by the fourth quarter of 1998 and believes that its program is producing the appropriate level of preparedness.
     Regardless of the Year 2000 compliance of the Corporation's systems, there is no complete assurance that the Corporation will not be adversely affected to the extent that other entities not affiliated with the Corporation are unsuccessful in properly addressing the issue. In an effort to minimize this possibility, active communication has been on-going between the Corporation and its external service providers and intermediaries. The Corporation plans to complete external testing with these service providers by the end of the first quarter of 1999.
     The Corporation is actively assessing the risk of Year 2000 business disruption for its core processes, where appropriate contingency plans are being developed. Management expects to complete these plans by year-end 1998; however, year 2000 risks will be continually evaluated and these plans will be updated as appropriate throughout 1999. Additionally, a risk reduction program was initiated in 1997 that addresses potential Year 2000 exposure in the loan portfolio. The Corporation has hosted public awareness sessions for customers and suppliers in our marketplace during 1997 and 1998.


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


Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         September 30, 1998            September 30, 1997
                                    ---------------------------   ---------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                    ----------  --------  ------  ----------  --------  -----
ASSETS
Securities:
 U.S. Treasury                      $  265,309  $ 11,135  5.61%   $  301,232  $ 12,363  5.49%
 U.S. Government agencies
  and corporations                   1,513,702    73,463  6.47     1,372,906    68,203  6.62
 States and political subdivisions      55,494     3,189  7.66        38,968     2,293  7.84
 Other                                  39,022     1,808  6.18        10,003       442  5.89
                                     ---------  --------           ---------  --------
  Total securities                   1,873,527    89,595  6.38     1,723,109    83,301  6.45
Federal funds sold                     134,266     5,680  5.58       217,085     8,727  5.30
Loans, net of unearned discount      3,381,845   224,809  8.89     2,866,252   193,400  9.02
                                     ---------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned              5,389,638   320,084  7.93     4,806,446   285,428  7.93
Cash and due from banks                573,928                       517,007
Allowance for possible loan losses     (50,689)                      (43,800)
Banking premises and equipment         135,056                       123,785
Accrued interest and other assets      256,287                       199,706
                                     ---------                    ----------
  Total Assets                      $6,304,220                    $5,603,144
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,359,647                    $1,116,964
  Correspondent banks                  202,131                       190,658
  Public funds                          39,309                        44,014
                                     ---------                     ---------
     Total demand deposits           1,601,087                     1,351,636
Time deposits:
 Savings and Interest-on-Checking      900,561     8,892  1.32       813,418     7,834  1.29
 Money market deposit accounts       1,347,021    40,088  3.98     1,166,493    35,597  4.08
 Time accounts                       1,287,614    48,451  5.03     1,201,140    44,541  4.96
 Public funds                          246,475     7,067  3.83       266,792     9,039  4.53
                                     ---------  --------           ---------  --------
    Total time deposits              3,781,671   104,498  3.69     3,447,843    97,011  3.76
                                     ---------                     ---------
  Total Deposits                     5,382,758                     4,799,479
Federal funds purchased and securities
  sold under resale agreements         227,427     8,052  4.67       188,110     6,468  4.53
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,422     6,356  8.61        85,494     5,533  8.63
Other borrowings                        32,850     1,376  5.60        26,169     1,095  5.59
                                     ---------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,140,370   120,282  3.88     3,747,616   110,107  3.92
                                     ---------  --------  ----    ----------  --------  ----
Accrued interest and other liabilities  80,377                        63,102
                                     ---------                    ----------
Total Liabilities                    5,821,834                     5,162,354
SHAREHOLDERS' EQUITY                   482,386                       440,790
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $6,304,220                    $5,603,144
                                    ==========                    ==========
Net interest income                             $199,802                      $175,321
                                                ========                      ========
Net interest spread                                       4.05%                         4.01%
                                                          =====                         =====
Net interest income to total average earning assets       4.95%                         4.87%
                                                          =====                         =====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                          September 30, 1998            June 30, 1998
                                    ----------------------------   ------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                    ----------   -------  -----    --------  -------  -----
ASSETS
Securities:
 U.S. Treasury                      $  205,209   $ 2,867  5.54%  $  256,937  $ 3,620  5.65%
 U.S. Government agencies
  and corporations                   1,515,663    24,286  6.41    1,523,283   24,766  6.50
 States and political subdivisions      72,949     1,367  7.49       48,762    1,034  8.48
 Other                                  51,667       753  5.83       48,000      783  6.53
                                    ----------   -------         ----------  -------
     Total securities                1,845,488    29,273  6.34    1,876,982   30,203  6.44
Federal funds sold                     123,572     1,800  5.70      136,194    1,863  5.41
Loans, net of unearned discount      3,470,656    77,607  8.87    3,389,805   74,821  8.85
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              5,439,716   108,680  7.94    5,402,981  106,887  7.93
Cash and due from banks                536,988                      573,970
Allowance for possible loan losses     (52,273)                     (50,307)
Banking premises and equipment         135,322                      134,842
Accrued interest and other assets      250,163                      257,418
                                    ----------                   ----------
  Total Assets                      $6,309,916                   $6,318,904
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,383,898                   $1,369,084
  Correspondent banks                  190,975                      195,762
  Public funds                          38,856                       38,059
                                    ----------                   ----------
     Total demand deposits           1,613,729                    1,602,905
Time deposits:
 Savings and Interest-on-Checking      891,341     2,942  1.31      916,899    2,921  1.28
 Money market deposit accounts       1,406,293    14,088  3.97    1,337,586   13,259  3.98
 Time accounts                       1,299,045    16,138  4.93    1,291,537   16,278  5.06
 Public funds                          191,118     1,894  3.93      224,173    2,194  3.93
                                    ----------   -------         ----------  -------
    Total time deposits              3,787,797    35,062  3.67    3,770,195   34,652  3.69
                                    ----------   -------         ----------  -------
  Total Deposits                     5,401,526                    5,373,100
Federal funds purchased and securities
  sold under resale agreements         204,480     2,478  4.74      243,033    2,827  4.60
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,436     2,118  8.61       98,422    2,119  8.61
Other borrowings                        37,969       592  6.17       33,929      420  4.96
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              4,128,682    40,250  3.87    4,145,579   40,018  3.87
                                    ----------   -------  -----  ----------  -------  ----
Accrued interest and other liabilities  76,058                       87,086
                                    ----------                   ----------
Total Liabilities                    5,818,469                    5,835,570
SHAREHOLDERS' EQUITY                   491,447                      483,334
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $6,309,916                   $6,318,904
                                    ==========                   ==========
Net interest income                              $68,430                    $66,869
                                                 =======                    =======
Net interest spread                                       4.07%                      4.06%
                                                          ====                       ====
Net interest income to total average earning assets       5.01%                      4.96%
                                                          ====                       ====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                           March 31, 1998             December 31, 1997
                                   ----------------------------  ---------------------------
                                                Interest                      Interest
                                     Average    Income/   Yield/   Average    Income/  Yield/
                                     Balance    Expense   Cost     Balance    Expense  Cost
                                   -----------  --------  -----  ----------   -------  -----
ASSETS
Securities:
 U.S. Treasury                     $  335,210  $  4,649   5.62% $   300,841  $  4,233  5.58%
 U.S. Government agencies
  and corporations                  1,502,010    24,410   6.50    1,378,048    22,484  6.53
 States and political subdivisions     44,459       789   7.10       43,350       797  7.35
 Other                                 17,017       271   6.38       15,216       244  6.42
                                   ----------    ------          ----------   -------
     Total securities               1,898,696    30,119   6.36    1,737,455    27,758  6.38
Federal funds sold                    143,248     2,017   5.63      261,363     3,696  5.53
Loans, net of unearned discount     3,283,016    72,381   8.94    3,069,060    69,169  8.94
                                   ----------    ------          ----------   -------
Total Earning Assets and
    Average Rate Earned             5,324,960   104,517   7.93    5,067,878   100,623  7.89
Cash and due from banks               611,648                       560,318
Allowance for possible loan losses    (49,457)                      (47,916)
Banking premises and equipment        135,002                       127,135
Accrued interest and other assets     268,581                       219,881
                                   ----------                    ----------
  Total Assets                     $6,290,734                    $5,927,296
                                   ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,325,315                    $1,223,542
  Correspondent banks                 219,975                       196,901
  Public funds                         41,036                        44,684
                                   ----------                    ----------
     Total demand deposits          1,586,326                     1,465,127
Time deposits:
 Savings and Interest-on-Checking     893,466     2,750   1.25      832,452     2,528  1.21
 Money market deposit accounts      1,295,973    12,742   3.99    1,282,661    13,219  4.09
 Time accounts                      1,271,962    16,034   5.11    1,217,492    15,325  4.99
 Public funds                         325,613     3,258   4.06      275,659     3,056  4.40
                                   ----------    ------          ----------   -------
    Total time Deposits             3,787,014    34,784   3.73    3,608,264    34,128  3.75
                                   ----------    ------          ----------   -------
  Total Deposits                    5,373,340                     5,073,391
Federal funds purchased and securities
  sold under repurchase agreements    235,104     2,746   4.67      193,495     2,272  4.59
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures              98,409     2,119   8.61       98,395     2,119  8.61
Other borrowings                       26,527       365   5.58       24,679       339  5.44
                                   ----------    ------          ----------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             4,147,054    40,014   3.91    3,924,833    38,858  3.93
                                   ----------    ------   ----   ----------   -------  ----
Accrued interest and other liabilities 86,073                        78,060
                                   ----------                    ----------
Total Liabilities                   5,819,453                     5,468,020
SHAREHOLDERS' EQUITY                  471,281                       459,276
                                   ----------                    ----------
Total Liabilities and
  Shareholders' Equity             $6,290,734                    $5,927,296
                                   ==========                    ==========
Net interest income                             $64,503                      $ 61,765
                                                =======                      ========
Net interest spread                                       4.02%                        3.96%
                                                          =====                        =====
Net interest income to total average earning assets       4.89%                        4.85%
                                                          =====                        =====
* Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                          September 30, 1997
                                    ----------------------------
                                                 Interest
                                       Average   Income/  Yield/
                                       Balance   Expense  Cost
                                    ----------   -------  -----
ASSETS
Securities:
 U.S. Treasury                      $  303,537   $ 4,235  5.53%
 U.S. Government agencies
  and corporations                   1,342,132    22,154  6.60
 States and political subdivisions      38,496       751  7.80
 Other                                  10,620       161  6.07
                                    ----------   -------
     Total securities                1,694,785    27,301  6.44
Federal funds sold                     246,977     3,496  5.54
Loans, net of unearned discount      2,967,085    67,348  9.01
                                    ----------   -------
Total Earning Assets and
    Average Rate Earned              4,908,847    98,145  7.94
Cash and due from banks                513,907
Allowance for possible loan losses     (47,084)
Banking premises and equipment         127,143
Accrued interest and other assets      207,152
                                    ----------
  Total Assets                      $5,709,965
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,168,771
  Correspondent banks                  185,650
  Public funds                          43,340
                                    ----------
     Total demand deposits           1,397,761
Time deposits:
 Savings and Interest-on-Checking      810,411     2,565  1.26
 Money market deposit accounts       1,241,342    12,798  4.09
 Time accounts                       1,222,661    15,374  4.99
 Public funds                          227,393     2,685  4.68
                                    ----------   -------
    Total time deposits              3,501,807    33,422  3.79
                                    ----------   -------
  Total Deposits                     4,899,568
Federal funds purchased and securities
  sold under resale agreements         171,058     2,009  4.60
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,381     2,119  8.61
Other borrowings                        27,203       391  5.70
                                    ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              3,798,449    37,941  3.96
                                    ----------   -------  -----
Accrued interest and other liabilities  64,333
                                    ----------
Total Liabilities                    5,260,543
SHAREHOLDERS' EQUITY                   449,422
                                    ----------
Total Liabilities and
  Shareholders' Equity              $5,709,965
                                    ==========
Net interest income                              $60,204
                                                 =======
Net interest spread                                       3.98%
                                                          ====
Net interest income to total average earning assets       4.88%
                                                          ====
*Taxable-equivalent basis assuming a 35% tax rate.


Part II: Other Information


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

        11  Statement regarding Computation of Earnings per Share
        27  Statement regarding Financial Data Schedule (EDGAR Version)

    (b)  Reports on Form 8-K

         During the quarter ended September 30, 1998, a Current Report on Form 8-K, dated August 6, 1998, was filed with the Commission by the Corporation.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   November 12, 1998                    By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)