Form 10-K
period 1998-12-31
CULLEN FROST BANKERS INC
filed 1999-03-31
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER 0-7275

                           CULLEN/FROST BANKERS, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                             74-1751768
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)


        100 W. HOUSTON STREET
         SAN ANTONIO, TEXAS                           78205
   (Address of principal executive offices)         (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 220-4011

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                             (WITH ATTACHED RIGHTS)
                                (Title of Class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,250,969,589 based on the closing price of such stock as of March 19, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Outstanding at
                Class                           March 19, 1999
  ---------------------------------           ------------------
    COMMON STOCK, $.01 PAR VALUE                  26,760,687


                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Proxy Statement for Annual Meeting of Shareholders to be held May 26, 1999 (Part III)

TABLE OF CONTENTS

                                        PAGE
                                        ----
PART I

ITEM  1.   BUSINESS..................     3
ITEM  2.   PROPERTIES................    10
ITEM  3.   LEGAL PROCEEDINGS.........    10
ITEM  4.   SUBMISSION OF MATTERS TO A
           VOTE OF SECURITY HOLDERS...    *

PART II

ITEM  5.   MARKET FOR REGISTRANT'S
           COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS.......    10
ITEM  6.   SELECTED FINANCIAL DATA...    11
ITEM  7.   MANAGEMENT'S DISCUSSION
           AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF
           OPERATIONS................    13
ITEM  7A.  QUANTITATIVE AND
           QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.........    32
ITEM  8.   FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA........    33
ITEM  9.   CHANGES IN AND
           DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL
           DISCLOSURE................    *

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE
           OFFICERS OF THE REGISTRANT.   64
ITEM 11.   EXECUTIVE COMPENSATION....    64
ITEM 12.   SECURITY OWNERSHIP OF
           CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT............    64
ITEM 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS......    64

PART IV

ITEM 14.   EXHIBITS, FINANCIAL
           STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.......    65

* Not Applicable

PART I

ITEM 1. BUSINESS

GENERAL

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Company"), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the BHC Act") and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The New Galveston Company, incorporated under the laws of Delaware, is a wholly owned second tier bank holding company subsidiary which owns all banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation. At December 31, 1998, Cullen/Frost's principal assets consisted of all of the capital stock of two national banks. Including the acquisition of Keller State Bank, completed in the first quarter of 1999, Cullen/Frost had 79 financial centers across Texas with 19 locations in the San Antonio area, 22 in the Houston/Galveston area, 17 in the Fort Worth/Dallas area, five in Austin, ten in the Corpus Christi area, three in San Marcos, two in McAllen and one in New Braunfels. At December 31, 1998, Cullen/Frost had consolidated total assets of $6.9 billion and total deposits of $5.8 billion. Based on information from the Federal Reserve Board, at September 30, 1998, Cullen/Frost was the largest of the 106 unaffiliated bank holding companies headquartered in Texas.

     Cullen/Frost provides policy direction to the Cullen/Frost subsidiary banks in, among others, the following areas: (i) asset and liability management; (ii) accounting, budgeting, planning and insurance; (iii) capitalization; and (iv) regulatory compliance.

CULLEN/FROST SUBSIDIARY BANKS

     Each of the Cullen/Frost subsidiary banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The largest of these banks is The Frost National Bank ("Frost
Bank"), the origin of which can be traced to a mercantile partnership organized in 1868. Frost Bank was chartered as a national banking association in 1899. At December 31, 1998, Frost Bank, which accounted for approximately 98 percent of consolidated assets, loans and deposits of Cullen/Frost, was the largest bank headquartered in San Antonio and South Texas. The Corporation's other subsidiary bank is United States National Bank of Galveston which had $151 million in assets at December 31, 1998.

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

  INTERNATIONAL BANKING

     Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. Such services consist of accepting deposits (in United States dollars only), making loans

(in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds and, to a limited extent, dealing in foreign exchange. Reference is made to pages 22 and 29 of this document.

  TRUST SERVICES

     The subsidiary banks provide a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts and the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 1998, trust assets with a market value of approximately $11.7 billion were being administered by the subsidiary banks. These assets were comprised of discretionary assets of $5.4 billion and non-discretionary assets of $6.3 billion.

  CORRESPONDENT BANKING

     Frost Bank acts as correspondent for approximately 333 financial institutions, primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers to the correspondents a full range of services including check clearing, transfer of funds, loan participations, and securities custody and clearance.

  DISCOUNT BROKERAGE

     Frost Brokerage Services was formed in March 1986 to provide discount brokerage services and perform other transactions or operations related to the sale and purchase of securities of all types. Frost Brokerage Services is a subsidiary of Frost Bank.

  INSURANCE

     Frost Insurance Agency, Inc., a wholly-owned subsidiary of The Frost National Bank, will offer corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. Frost Insurance Agency, Inc. generated no income during 1998.

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

     The principal source of Cullen/Frost's cash revenues is dividends from its bank subsidiaries, and there are certain limitations on the payment of dividends to Cullen/Frost by such bank subsidiaries. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In addition, a national bank may not pay dividends in an amount in excess of its undivided profits less certain bad debts. Although not necessarily indicative of amounts available to be paid in future periods, Cullen/Frost's subsidiary banks had approximately $53.3 million available for the payment of dividends, without prior regulatory approval, at December 31, 1998.

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

     In addition, bank regulators have established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3 percent for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of at least 4 percent plus an additional cushion where warranted. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to average total assets. The bank regulators have not advised Cullen/Frost or any bank subsidiary of any specific minimum leverage ratio applicable to it. For information concerning Cullen/Frost's capital ratios, see the discussion under the caption "Capital" on page 30 and Note L "Capital" on page 46.

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

     At December 31, 1998, the two subsidiaries of Cullen/Frost that are insured depository institutions -- Frost Bank and U.S. National Bank -- were considered "well capitalized".

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

INTERSTATE BANKING AND BRANCHING LEGISLATION

     The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, as of June 1, 1997, IBBEA authorized a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provided that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching; however in the second quarter of 1998, the OCC approved a series of merger transactions requested by a non-Texas based institution that ultimately resulted in the merger of its Texas based bank into the non-Texas based institution. Although challenged in the courts, the final legal ruling allowed the merger to proceed. In addition, on May 13, 1998, the Texas Banking Commissioner began accepting applications filed by state banks to engage in interstate mergers and branching.

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

EMPLOYEES

     At December 31, 1998, Cullen/Frost employed 3,095 full-time equivalent employees. Employees of Cullen/Frost enjoy a variety of employee benefit programs, including a retirement plan, 401(k) stock purchase plans, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/Frost considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, recent business experience and positions or offices held by each of the executive officers during 1998 of Cullen/Frost are as follows:

                                        AGE AS OF
    NAME AND POSITIONS OR OFFICES       12/31/98                  RECENT BUSINESS EXPERIENCE
-------------------------------------   ---------   ------------------------------------------------------

T.C. Frost                                  71      Officer and Director of Frost Bank since 1950.
  Senior Chairman of the Board                      Chairman of the Board of Cullen/Frost from 1973 to
  and Director                                      October 1995. Member of the Executive Committee of
                                                    Cullen/Frost 1973 to present. Chief Executive Officer
                                                    of Cullen/Frost from July 1977 to October 1997. Senior
                                                    Chairman of Cullen/Frost from October 1995 to present.

Richard W. Evans, Jr.                       52      Officer of Frost Bank since 1973. Executive Vice
  Chairman of the Board,                            President of Frost Bank from 1978 to April 1985.
  Chief Executive Officer                           President of Frost Bank from April 1985 to August
  and Director                                      1993. Chairman of the Board and Chief Executive
                                                    Officer of Frost Bank from August 1993 to present.
                                                    Director and Member of the Executive Committee of
                                                    Cullen/Frost from August 1993 to present. Chairman of
                                                    the Board and Chief Operating Officer of Cullen/Frost
                                                    from October 1995 to October 1997. Chairman of the
                                                    Board and Chief Executive Officer of Cullen/Frost from
                                                    October 1997 to present.

Patrick B. Frost                            38      Officer of Frost Bank since 1985. President of Frost
  President of Frost Bank                           Bank from August 1993 to present. Director of
  and Director                                      Cullen/Frost from May 1997 to present. Member of the
                                                    Executive Committee of Cullen/Frost from July 1997 to
                                                    present.

Phillip D. Green                            44      Officer of Frost Bank since July 1980. Vice President
  Senior Executive Vice President                   and Controller of Frost Bank from January 1981 to
  and Chief Financial Officer                       January 1983. Senior Vice President and Controller of
                                                    Frost Bank from January 1983 to July 1985. Senior Vice
                                                    President and Treasurer of Cullen/Frost from July 1985
                                                    to April 1989. Executive Vice President and Treasurer
                                                    of Cullen/Frost from May 1989 to October 1995.
                                                    Executive Vice President and Chief Financial Officer
                                                    of Cullen/Frost from October 1995 to July 1998. Senior
                                                    Executive Vice President and Chief Financial Officer
                                                    from July 1998 to present.

Diane Jack, age 50, has been an officer of Frost Bank since 1984 and Secretary of Cullen/Frost from October 1993 to present.

There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which he was or is to be selected as an officer.

ITEM 2. PROPERTIES

     The executive offices of Cullen/Frost, as well as the principal banking quarters of Frost Bank, are housed in both a 21-story office tower and a nine-story office building located on approximately 3.5 acres of land in downtown San Antonio. Cullen/Frost and Frost Bank lease approximately 50 percent of the office tower. The nine-story office building was purchased in April 1994. Frost Bank also leases space in a seven-story parking garage adjacent to the banking quarters. In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years. Both leases allow for purchase of the related asset under specific terms.

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

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  COMMON STOCK MARKET PRICES AND DIVIDENDS

     The table below sets forth for each quarter the high and low sales prices for Cullen/Frost's common stock and the dividends per share paid for each quarter. The Company's common stock began trading on The New York Stock Exchange ("NYSE") on August 14, 1997 under the symbol: CFR. Therefore high and low sales prices for the period August 14, 1997 through December 31, 1998 are as reported by the NYSE. For the period January 1, 1997 through August 13, 1997 prices are as reported through the NASDAQ National Market System. Prices quoted on the NASDAQ National Market System reflect inter-dealer prices, without retail mark-up, mark-down or commissions and represent actual transactions.

                                          1998                  1997
                                  --------------------  --------------------
MARKET PRICE (per share)               HIGH       LOW       High        Low
----------------------------------------------------------------------------
First Quarter...................  $   61.19  $   50.75  $   38.63  $   32.63
Second Quarter..................      60.69      49.50      43.25      33.75
Third Quarter...................      58.00      40.88      48.00      40.38
Fourth Quarter..................      56.94      43.63      62.75      47.44

The number of record holders of common stock at February 19, 1999 was 2,647.


CASH DIVIDENDS (per share)                  1998       1997
-----------------------------------------------------------
First Quarter........................  $     .25  $     .21
Second Quarter.......................        .30        .25
Third Quarter........................        .30        .25
Fourth Quarter.......................        .30        .25
                                       --------------------
     Total...........................  $    1.15  $     .96
                                       ====================

     The Corporation's management is committed to the continuation of the payment of regular cash dividends, however there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. See "Capital" section on page 30 in Item 7 for further discussion and Note K "Dividends" on page 46.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                            Year Ended December 31
                                       ----------------------------------------------------------------
                                         1998       1997       1996       1995       1994       1993
-------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans, including fees............  $ 300,721  $ 261,607  $ 219,279  $ 180,696  $ 125,571  $ 104,391
    Securities.......................    120,259    110,070    112,921    109,593    104,986    103,600
    Federal funds sold and securities
      purchased
      under resale agreements........      7,111     12,423      7,506      7,154      4,337      8,157
                                       ----------------------------------------------------------------
         TOTAL INTEREST INCOME.......    428,091    384,100    339,706    297,443    234,894    216,148
INTEREST EXPENSE:
    Deposits.........................    138,283    131,140    117,179    100,785     69,154     64,457
    Federal funds purchased and
      securities sold
      under repurchase agreements....     11,606      8,739      9,773     15,347      8,336      5,284
    Guaranteed preferred beneficial
      interests in the
      Corporation's junior
      subordinated deferrable
      interest debentures............      8,475      7,652
    Long-term notes payable..........                                                               380
    Other borrowings.................      1,754      1,434      1,037        739          8         47
                                       ----------------------------------------------------------------
         TOTAL INTEREST EXPENSE......    160,118    148,965    127,989    116,871     77,498     70,168
                                       ----------------------------------------------------------------
         NET INTEREST INCOME.........    267,973    235,135    211,717    180,572    157,396    145,980
Provision (credit) for possible loan
  losses.............................     10,393      9,174      8,494      7,605        473     (5,851)
                                       ----------------------------------------------------------------
         NET INTEREST INCOME AFTER
           PROVISION (CREDIT) FOR
           POSSIBLE LOAN LOSSES......    257,580    225,961    203,223    172,967    156,923    151,831
NON-INTEREST INCOME:
    Trust fees.......................     46,863     43,275     36,898     34,342     31,767     28,149
    Service charges on deposit
      accounts.......................     53,601     47,627     41,570     33,364     30,848     30,326
    Other service charges, collection
      and exchange charges, commissions
      and fees.......................     15,482     11,349      9,199     11,456      9,668      7,972
    Net gain (loss) on securities
      transactions...................        359        498       (892)    (1,382)    (4,767)     1,503
    Other............................     22,361     18,953     17,403     18,241     15,628     14,273
                                       ----------------------------------------------------------------
         TOTAL NON-INTEREST INCOME...    138,666    121,702    104,178     96,021     83,144     82,223
NON-INTEREST EXPENSE:
    Salaries and wages...............    111,423     98,874     85,646     70,104     62,412     60,672
    Pension and other employee
      benefits.......................     21,295     19,874     18,224     13,313     11,720     13,417
    Net occupancy of banking
      premises.......................     25,486     22,812     21,486     20,238     17,779     22,109
    Furniture and equipment..........     18,921     16,147     14,697     13,276     12,631     11,467
    Merger related charges...........     12,244
    Restructuring costs..............                                         400        830     10,285
    Intangible amortization..........     13,293     11,920     11,306      8,124      7,627      6,877
    Other............................     75,844     65,514     58,695     61,933     63,189     63,268
                                       ----------------------------------------------------------------
         TOTAL NON-INTEREST
           EXPENSE...................    278,506    235,141    210,054    187,388    176,188    188,095
                                       ----------------------------------------------------------------
         INCOME BEFORE INCOME TAXES
           AND
           CUMULATIVE EFFECT OF
           ACCOUNTING CHANGE.........    117,740    112,522     97,347     81,600     63,879     45,959
Income taxes.........................     42,095     39,555     34,409     28,213     22,100      1,788
                                       ----------------------------------------------------------------
Income before cumulative effect of
  accounting change..................     75,645     72,967     62,938     53,387     41,779     44,171
Cumulative effect of change in
  accounting for income taxes........                                                             8,439
                                       ----------------------------------------------------------------
         NET INCOME..................  $  75,645  $  72,967  $  62,938  $  53,387  $  41,779  $  52,610
                                       ================================================================
Net income per common share:
    Basic............................  $    2.85  $    2.75  $    2.37  $    2.01  $    1.58  $    2.02
    Diluted..........................       2.77       2.67       2.31       1.98       1.56       1.98
Return on Average Assets.............       1.18%      1.28%      1.23%      1.20%      1.02%      1.33%
Return on Average Equity.............      15.44      16.38      15.63      14.84      13.17      19.16

Historical amounts have been restated to reflect the merger with Overton Bancshares, Inc.

SELECTED FINANCIAL DATA
(dollars in thousands, except per share amounts)

                                                                  Year Ended December 31
                                       ----------------------------------------------------------------------------
                                          1998         1997         1996         1995         1994         1993
                                       ----------------------------------------------------------------------------
BALANCE SHEET DATA
    Total assets.....................  $ 6,869,605  $ 6,045,573  $ 5,599,248  $ 4,774,750  $ 4,260,076  $ 4,072,763
    Guaranteed preferred beneficial
      interest in the Corporation's
      junior subordinated deferrable
      interest debentures, net.......       98,458       98,403
    Shareholders' equity.............      512,919      462,929      424,786      382,003      326,569      301,594
    Average shareholders' equity to
      average total assets...........         7.63%        7.83%        7.87%        8.10%        7.76%        6.96%
    Tier 1 risk based capital
      ratio..........................        12.23        13.21        11.39        12.73        14.17        14.13
    Total risk based capital ratio...        13.48        14.46        12.64        13.98        15.42        15.38
PER COMMON SHARE DATA
    Net income-basic.................  $      2.85** $     2.75  $      2.37  $      2.01  $      1.58  $      2.02*
    Net income-diluted...............         2.77**       2.67         2.31         1.98         1.56         1.98*
    Cash dividends paid-CFR..........         1.15          .96          .81          .57          .34          .08
    Shareholders' equity.............        19.20        17.49        15.92        14.35        12.34        11.50
LOAN PERFORMANCE INDICATORS
    Non-performing assets............  $    17,104  $    18,088  $    14,069  $    18,681  $    22,114  $    33,834
    Non-performing assets to:
         Total loans plus foreclosed
           assets....................          .47%         .58%         .53%         .87%        1.27%        2.36%
         Total assets................          .25          .30          .25          .39          .52          .83
    Allowance for possible loan
      losses.........................  $    53,616  $    48,073  $    42,821  $    36,525  $    29,017  $    29,073
    Allowance for possible loan
      losses
      to period-end loans............         1.47%        1.54%        1.60%        1.71%        1.67%        2.04%
    Net loan charge-offs
      (recoveries)...................  $     6,100  $     6,027  $     2,825  $       527  $    (1,894) $      (469)
    Net loan charge-offs (recoveries)
      to
      average loans..................          .18%         .21%         .12%         .03%        (.12)%       (.04)%
COMMON STOCK DATA
    Common shares outstanding at
      period end.....................       26,713       26,470       26,682       26,612       26,459       26,221
    Weighted average common shares...       26,575       26,499       26,597       26,522       26,329       26,045
    Dilutive effect of stock
      options........................          765          876          629          473          433          560
    Dividends as a percentage of net
      income***......................        35.79%       30.50%       29.80%       24.47%       18.29%        3.35%
NON-FINANCIAL DATA
    Number of employees..............        3,095        3,045        2,743        2,399        2,198        2,137
    Shareholders of record...........        2,624        2,358        2,336        2,463        2,553        2,644

  *1993 basic and diluted earnings per share before cumulative effect of an accounting change were $1.70 and $1.66, respectively.

 **1998 basic and diluted earnings per share before the after-tax merger related charge were $3.20 and $3.11, respectively.

***Includes dividends paid by Overton and excludes the after-tax impact of the $12.2 million merger related charge in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

     Discussed below are the operating results for Cullen/Frost Bankers, Inc. and Subsidiaries ("Cullen / Frost" or the "Corporation") for the years 1996 through 1998. During the second quarter of 1998, the Corporation completed the merger with Overton Bancshares, Inc., as discussed below. The merger was accounted for as a "pooling of interests" transaction and as such, historical amounts have been restated to reflect the merger. In addition, as described below, the Corporation completed acquisitions during the first quarter of 1998 and 1997 and two during the first quarter of 1996. These acquisitions were all accounted for as purchase transactions and as such their results of operations are included from the date of acquisition.

     All balance sheet amounts presented in the following financial review are averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments assume a 35 percent federal tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.

MERGER AND ACQUISITIONS

     On May 29, 1998, the Corporation completed the merger of Overton Bancshares, Inc., ("Overton") in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N.A. The merger was the Corporation's first entry into the Fort Worth market. With the merger, the Corporation had twelve locations in Fort Worth/Arlington and two in Dallas. The Corporation issued approximately 4.38 million common shares as part of this transaction. As a result of the transaction, the Corporation recorded a merger related charge of $12.2 million primarily consisting of severance payments and other employee benefits, and investment banking fees. In addition, shortly after the merger was consummated the Corporation reclassified approximately $116 million of held to maturity securities of Overton to available for sale securities.

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. Total intangibles associated with the acquisition amounted to approximately $34.2 million. This acquisition did not have a material impact on the Corporation's 1998 net income.

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

RESULTS OF OPERATIONS

     For the year ended December 31, 1998, the Corporation reported net income of $75.6 million or $2.77 per diluted common share, an all-time high. Operating earnings for the year ended December 31, 1998 were $85.2 million or $3.11 per diluted common share. Operating earnings exclude the after-tax impact of the merger related charge of $12.2 million associated with the merger of Overton. Net income for 1997 was $73.0 million or $2.67 per diluted common share, compared with $62.9 million or $2.31 per diluted common share for 1996. The Corporation's return on average assets for 1998 was
1.18 percent compared with 1.28 percent in 1997 and 1.23 percent in 1996, while return on average equity was 15.44 percent in 1998 compared with 16.38 percent in 1997 and 15.63 percent in 1996. Operating return on average assets and average equity for 1998 were 1.33 percent and 17.38 percent, respectively.

                                                    1998 Change                 1997 Change
EARNINGS SUMMARY                          1998       From 1997       1997        From 1996          1996
-----------------------------------------------------------------------------------------------------------
Taxable-equivalent net interest
  income.............................  $  270,772     $33,687     $  237,085      $ 24,096       $  212,989
Taxable-equivalent adjustment........       2,799         849          1,950           678            1,272
                                       --------------------------------------------------------------------
Net interest income..................     267,973      32,838        235,135        23,418          211,717
Provision for possible loan losses...      10,393       1,219          9,174           680            8,494
Non-interest income:
     Net gain (loss) on securities
       transactions..................         359        (139)           498         1,390             (892)
     Other...........................     138,307      17,103        121,204        16,134          105,070
                                       --------------------------------------------------------------------
          Total non-interest
             income..................     138,666      16,964        121,702        17,524          104,178
Non-interest expense:
     Intangible amortization.........      13,293       1,373         11,920           614           11,306
     Merger related charge...........      12,244      12,244
     Other operating expenses........     252,969      29,748        223,221        24,473          198,748
                                       --------------------------------------------------------------------
          Total non-interest
             expense.................     278,506      43,365        235,141        25,087          210,054
                                       --------------------------------------------------------------------
Income before income taxes...........     117,740       5,218        112,522        15,175           97,347
Income taxes.........................      42,095       2,540         39,555         5,146           34,409
                                       --------------------------------------------------------------------
Net income...........................  $   75,645     $ 2,678     $   72,967      $ 10,029       $   62,938
                                       ====================================================================
Per common share:
     Net income-basic................  $     2.85*    $   .10     $     2.75      $    .38       $     2.37
     Net income-diluted..............        2.77*        .10           2.67           .36             2.31
Return on Average Assets.............        1.18%*      (.10)%         1.28%          .05%            1.23%
Return on Average Equity.............       15.44*       (.94)         16.38           .75            15.63

* Operating basic and diluted earnings per share for 1998 were $3.20 and $3.11, respectively. Operating ROA and ROE for 1998 were 1.33 percent and 17.38 percent, respectively.

RESULTS OF SEGMENT OPERATIONS

     The Corporation's operations are managed along two major Operating
Segments: Banking and the Financial Management Group. A description of each business and the methodologies used to measure financial performance are described in Note V to the Consolidated Financial Statements on page 57. The following table summarizes operating earnings and net income by Operating Segment for each of the last three years:

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
(dollars in thousands)                   1998       1997       1996
----------------------------------------------------------------------
Banking..............................  $  78,826  $  68,312  $  57,801
Financial Management Group...........     14,497     12,878      9,244
Non-Banks............................     (8,167)    (8,223)    (4,107)
                                       -------------------------------
Consolidated operating earnings......  $  85,156* $  72,967     62,938
Consolidated net income..............  $  75,645  $  72,967  $  62,938
                                       ===============================

* Excludes the after-tax impact of the $12.2 million Overton merger related charge. See discussion on page 13.

     The increase in Banking net income in both 1998 and 1997 was due primarily to loan growth and higher service charge income coupled with the impact of the acquisitions of Corpus Christi Bancshares, Inc. and Harrisburg Bancshares, Inc.

     The increase in the Financial Management Group net income in both years was due mainly to the appreciation in market value of Trust assets, new accounts and the acquisition of Corpus Christi Bancshares, Inc.

     The increase in the operating loss in Non-Banks during 1997 reflects partially increased funding costs due to the issuance of the Trust Preferred Capital Securities.

NET INTEREST INCOME

     Net interest income on a taxable equivalent basis for 1998 was $270.8 million, an increase from $237.1 million recorded in 1997 and the $213.0 million recorded in 1996. The primary reason for the yearly increase has been the consistent growth in loans generated both internally and through acquisitions. See "Consolidated Average Balance Sheets" on pages 60 and 61 and "Rate Volume Analysis" on page 62. The net interest margin, was 4.93 percent for the year ended December 31, 1998, compared to 4.87 percent and 4.91 percent for the years 1997 and 1996, respectively. The increase in the net interest margin from a year ago is due to higher loan volumes and lower deposit costs. The slight decrease in the net interest margin in 1997 from 1996 is reflective of higher deposit costs and interest expense related to the $100 million Trust Preferred Capital Securities issued in early 1997, see Note I "Borrowed Funds" on Page 44. Net interest spread for 1998 increased five basis points to 4.04 percent. The increase in net interest spread for 1998 is primarily due to the Corporation's ability to maintain its earnings on funds with higher loan volumes and the favorable impact of the acquisitions, while deposit costs decreased. Net interest spread was 3.99 percent and 4.10 percent for 1997 and 1996, respectively. The decrease in net interest spread for 1997 is largely the result of the issuance of the $100 million Trust Preferred Capital Securities.

     The net interest spread as well as the net interest margin could be impacted by future changes in short-and long-term interest rate levels.

MARKET RISK DISCLOSURE -- INTEREST RATE SENSITIVITY

     Market risk is the potential loss arising from adverse changes in the fair value of a financial instrument due to the changes in market rates and prices. In the ordinary course of business, the Corporation's market risk is primarily that of interest rate risk. The Corporation's interest rate sensitivity and liquidity are monitored by its Asset/Liability Management Committee on an ongoing basis. The Committee seeks to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, level of risk over time and exposure to changes in certain interest rate relationships.

     The Corporation utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing or decreasing ratably 200 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. All off-balance sheet financial instruments such as derivatives are included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 0.7 percent relative to the base case over the next 12 months, while a decrease of 200 basis points will result in a negative variance in net interest income of
0.7 percent. This compares to last year when a 200 basis points increase in rates resulted in a positive variance in net interest income of 1.3 percent relative to the base case over the next 12 months while a decrease of 200 basis points resulted in a negative variance in net interest income of 1.7 percent. The Corporation's trading portfolio is immaterial and as such separate quantitative disclosure is not presented.

     As the table below indicates, the Corporation is liability-sensitive, on a cumulative basis, at time periods of one year or less (assuming non-maturity deposits are immediately rate sensitive). This gap analysis is based on a point in time and may not be meaningful because assets and liabilities must be categorized according to contractual maturities and repricing periods rather than estimating more realistic behaviors as is done in the sensitivity model discussed above. Also, the gap analysis does not consider subsequent changes in interest rate levels or spreads between asset and liability categories.

     The Corporation continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The Corporation's objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, the Corporation may lengthen or shorten the duration of assets or liabilities or enter into derivative contracts to mitigate potential market risk.

                                                                         December 31, 1998
                                          -------------------------------------------------------------------------------
                                                                                                  Non-Rate
                                            Immediately                                          Sensitive
                                          Rate Sensitive          Rate Sensitive Within          ----------
CUMULATIVE INTEREST RATE SENSITIVITY     ---------------   ----------------------------------     > Five
(PERIOD-END BALANCE)                         0-30 Days       90 Days    One Year    Five Years     Years         Total
-------------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Loans...............................   $ 1,831,516     $2,030,435  $2,572,529  $3,358,681   $ 287,922    $ 3,646,603
    Securities..........................       184,938        406,592     933,595   1,550,298     541,405      2,091,703
    Federal funds.......................       102,900        102,900     102,900     102,900                    102,900
                                          -------------------------------------------------------------------------------
         Total earning assets...........   $ 2,119,354     $2,539,927  $3,609,024  $5,011,879   $ 829,327    $ 5,841,206
                                          ===============================================================================
Interest-Bearing Liabilities:
    Savings and Interest-on-Checking....   $   961,597     $  961,597  $  961,597  $  961,597                $   961,597
    Money market deposit accounts.......     1,493,778      1,493,778   1,493,778   1,493,778                  1,493,778
    Certificates of deposit and other
      time accounts.....................       272,005        646,548   1,295,565   1,375,498    $171,115      1,546,613
    Federal funds purchased and other
      borrowings........................       318,859        318,859     318,859     318,859      98,458        417,317
                                          -------------------------------------------------------------------------------
         Total interest-bearing
           liabilities..................   $ 3,046,239     $3,420,782  $4,069,799   $4,149,732   $ 269,573    $ 4,419,305
                                          ===============================================================================
Interest sensitivity gap................   $  (926,885)    $ (880,855) $ (460,775)  $  862,147   $ 559,754    $ 1,421,901
                                          ===============================================================================
Ratio of earning assets to
  interest-bearing liabilities..........           .70            .74         .89         1.21
                                          ====================================================

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

Loans are included net of unearned discount of $3,357,000. Consumer loans are distributed in the immediately rate-sensitive category for those tied to market rates or to other categories according to the repayment schedule.

The above table does not reflect interest rate swaps further discussed on page
27.

LIQUIDITY
     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.

     Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in the Corporation's natural trade area which maintain accounts with and sell Federal funds to subsidiary banks of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

NON-INTEREST INCOME

     Non-interest income of $138.7 million was reported for 1998, compared with $121.7 million for 1997 and $104.2 million for 1996. Excluding securities transactions, total non-interest income increased 14.1 percent from 1997. The non-interest income growth in 1998 and 1997 was favorably impacted by the acquisitions of Harrisburg Bancshares, Inc. and Corpus Christi Bancshares, Inc. in the first quarter of 1998 and 1997, respectively.

                                                               Year Ended December 31
                                       ----------------------------------------------------------------------
                                               1998                     1997                     1996
                                       --------------------     --------------------     --------------------
                                                    PERCENT                  Percent                  Percent
NON-INTEREST INCOME                      AMOUNT      CHANGE       Amount      Change       Amount      Change
-------------------------------------------------------------------------------------------------------------
Trust fees...........................  $ 46,863     +  8.3%     $ 43,275     + 17.3%     $ 36,898     +  7.4%
Service charges on deposit
  accounts...........................    53,601     + 12.5        47,627     + 14.6        41,570     + 24.6
Other service charges, collection and
  exchange charges, commissions and
  fees...............................    15,482     + 36.4        11,349     + 23.4         9,199     - 19.7
Net gain (loss) on securities
  transactions.......................       359     - 27.9           498        N/M          (892)    + 35.5
Other................................    22,361     + 18.0        18,953     +  8.9        17,403     -  4.6
                                       --------                 --------                 --------
     Total...........................  $138,666     + 13.9      $121,702     + 16.8      $104,178     +  8.5
                                       ========                 ========                 ========

     Trust income was up $3.6 million or 8.3 percent during 1998. Trust fees increased during 1998 as the market value of trust assets continued to grow impacted by the market and the addition of new accounts. The volatility of general market conditions experienced throughout 1998 did have some impact on the overall level of growth in trust fees; however, some of the growth experienced in other service charges and other non-interest income is attributable to fees collected through financial management services, such as mutual fund fees, brokerage commissions and annuity income. The market value of trust assets increased to $11.7 billion from $10.8 billion last year. The December 31, 1998 trust assets were comprised of discretionary assets of $5.4 billion and non-discretionary assets of $6.3 billion compared to $5.5 billion and $5.3 billion last year, respectively. The $6.4 million or 17.3 percent increase in trust income from 1996 to 1997 is attributable to the increase in the number of accounts held and trust asset growth resulting from improvement in the stock and bond market.

     Deposit service charges increased $6.0 million or 12.5 percent from 1997. The increase occurred as the result of some fee increases and broad based deposit growth that generated increases in overdraft charges, cash management fees on commercial and individual deposits, as well as increases in ATM income. Deposit service charges increased $6.1 million or 14.6 percent from 1996. The increase was due mainly to higher service charges related to commercial deposits, volumes processed for correspondent banks and overdraft charges. Other service charges and fees increased $4.1 million or 36.4 percent when compared to 1997. This increase was primarily due to higher fees in accounts receivable factoring and mutual fund fees collected through financial management services. The $2.2 million or 23.4 percent increase in other service charges from 1996 to 1997 was primarily due to the same factors mentioned above for the growth in 1998 offset by lower bankcard discounts resulting from the Corporation's outsourcing of its bankcard processing operation which was completed in May 1996.

     During 1998 and 1997, the Corporation sold portions of its available for sale investment portfolio resulting in net gains of $359,000 and $498,000, respectively. This compares to an $892,000 loss in 1996 which resulted primarily from the Corporation restructuring a portion of its available for sale investment portfolio by replacing lower-yielding securities with higher-yielding securities.

     Other non-interest income increased $3.4 million or 18.0 percent to $22.4 million in 1998 compared to an 8.9 percent increase in 1997. The increase in 1998 is primarily due to growth in VISA check card income, gains on the sale of student and mortgage loans and gains on the disposition of foreclosed assets.

The increase in 1997 from 1996 was primarily due to gains recorded on the sale of student loans, mineral interest income and VISA check card income. These increases were offset by higher gains on the disposition of certain loans and foreclosed assets recorded by the Corporation in 1996.

NON-INTEREST EXPENSE

     Excluding the merger-related charge of $12.2 million during the second quarter of 1998 which was associated with the merger of Overton, non-interest expense was $266.3 million for 1998 compared with $235.1 million for 1997 and $210.1 million for 1996. The acquisitions of Harrisburg Bancshares, Inc. and Corpus Christi Bancshares, Inc. in the first quarter of 1998 and 1997, respectively, impacted the growth in non-interest expense.

                                                               Year Ended December 31
                                        --------------------------------------------------------------------
                                                1998                    1997                    1996
                                        --------------------    --------------------    --------------------
                                                     PERCENT                 Percent                 Percent
NON-INTEREST EXPENSE                     AMOUNT      CHANGE      Amount      Change      Amount      Change
------------------------------------------------------------------------------------------------------------
Salaries and wages...................   $111,423      +12.7%    $ 98,874      +15.4%    $ 85,646      +22.2%
Pension and other employee
  benefits...........................     21,295      + 7.2       19,874      + 9.1       18,224      +36.9
Net occupancy of banking premises....     25,486      +11.7       22,812      + 6.2       21,486      + 6.2
Furniture and equipment..............     18,921      +17.2       16,147      + 9.9       14,697      +10.7
Intangible amortization..............     13,293      +11.5       11,920      + 5.4       11,306      +39.2
Merger related charge................     12,244
Other................................     75,844      +15.8       65,514      +11.6       58,695      - 5.8
                                        --------                --------                --------
     Total...........................   $278,506      +18.4     $235,141      +11.9     $210,054      +12.1
                                        ========                ========                ========

     Salaries and wages increased by $12.5 million in 1998 and $13.2 million in 1997 or 12.7 percent and 15.4 percent, respectively. Salaries and wages in both years have experienced increases related to acquisitions and merit increases. Pension and other employee benefits increased by $1.4 million or 7.2 percent during 1998 as a result of retirement plan expense and the impact of the acquisition on payroll taxes and medical insurance. The $1.7 million or 9.1 percent increase in pension and other employee benefits from 1996 to 1997 was primarily due to the impact of the 1997 acquisition on payroll taxes and medical insurance expense offset by lower contributions to fund the employer match on the employee related stock plans due to the use of forfeited shares.

     Net occupancy of banking premises increased $2.7 million or 11.7 percent during 1998 primarily attributable to higher property taxes, depreciation and lease expense as influenced by the acquisition and de novo branches opened late in 1997 and 1998. The 6.2 percent increase in 1997 compared to 1996 was higher building maintenance costs, property taxes and operating expenses, partially offset by higher tenant income. Furniture and equipment costs increased $2.8 million or 17.2 percent in 1998 primarily due to the continued expansion of the Corporation, as well as, technology initiatives and upgrades. Intangible amortization increased by $1.4 million or 11.5 percent and by $614,000 or 5.4 percent in 1998 and 1997, respectively, due to the acquisitions.

     Also included in 1998 was a $12.2 million merger related charge associated with the merger of Overton. Of the $12.2 million charge, the majority was related to severance payments and other employee benefits, and investment banking fees.

     Other non-interest expense increased $10.3 million or 15.8 percent during 1998 as a result of outside computer services related to the Year 2000 compliance program, see "Year 2000" on page 19, as well as, an increase in the volume of VISA check cards issued after its initial introduction in late 1997. Other non-interest expense was up 11.6 percent in 1997 mostly due to expenses related to the Year 2000 compliance program and higher operating expenses, such as, sales promotion, guard services, supplies, travel and telephone, which also were impacted by the acquisitions.

YEAR 2000

     The Corporation has an extensive program in place to address the internal and external risks associated with the century date change to the Year 2000. Currently, the Corporation estimates that the dollar amount to be spent on incremental costs will be approximately $4.6 million over the three year period beginning in 1997, funded out of its earnings, with approximately $3.6 million spent through 1998. These costs are being expensed as incurred. Additionally, the Corporation is spending about 30 percent of its annual technology budget to facilitate progress on the Year 2000 program. The cost of compliance and completion dates is based upon management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of resources.

     The Corporation has systematically inventoried and assessed the importance of application software and system hardware and software during the now completed awareness and assessment phase of its information technology. The Corporation has also completed the renovation of mission critical systems and has implemented 99 percent of the renovated mission critical systems. The Corporation has completed the renovation, testing and installation of 99 percent of technology systems in its owned facilities, including vault doors, elevators, climate control systems, and security systems. In addition, the Corporation has completed 98 percent of the testing of mission critical systems. The Corporation expects to be completed with the non-mission critical applications by the second quarter of 1999. The Corporation has commenced, and will continue into 1999, integration testing to assure that logically related systems can interact and process information correctly.

     During 1998, the Corporation reviewed the Year 2000 preparedness of its vendors and suppliers, and recently completed on-site due diligence visits with key service providers. The great majority of these suppliers appear to be making adequate progress. The Corporation will continue to monitor vendor and supplier progress and develop contingency plans where necessary and feasible. The Corporation is testing for key dates in the new century with critical third party service providers, although it may be necessary to rely on proxy testing in some cases. The majority of this work is expected to be done in the first half of 1999. The Corporation will make available testing documentation, known as proxy tests, to clients utilizing certain products and services. The Corporation also relies on entities such as the Federal Reserve System, Depository Trust Company, Participants Trust Company, Society for Worldwide Interbank Financial Telecommunications (SWIFT), and the Clearing House Interbank Payment Systems (CHIPS) in its securities processing and banking businesses, as do other financial services providers in similar businesses. Testing of data exchanges with organizations such as these is underway and is expected to be completed during by the second quarter of 1999.

     Although the Corporation is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. The Corporation is developing contingency plans where practical to provide alternatives in situations where a third party furnishing a critical product or service experiences significant Year 2000 issues. The Corporation is also updating existing business continuity plans for the date change. This process is well underway and will continue through the third quarter, 1999, as plans are reviewed and validated.

     As part of its credit analysis process, the Corporation has developed a project plan for assessing the Year 2000 readiness of its significant credit customers. An initial assessment of Year 2000 readiness has been completed for the customers who have responded to the Corporation's inquiries about their progress, which make up the majority of its credit customers and represent most of its credit exposure. The Corporation will continue to monitor the progress of these customers.

     The Financial Management Group's (FMG) mission critical systems, such as the trust and brokerage accounting and trading systems, are and have been included in the Corporation's evaluation and testing of systems. FMG is also updating current contingency plans to include possible Year 2000 circumstances. In addition to the systems aspect, the FMG recognizes that there could be other types of risks and is in the process of reviewing the managed assets comprising the investment portfolios of FMG clients. The review process includes obtaining public information provided by companies/issuers to regulatory bodies, such as the Securities and Exchange Commission. Other public information that may be relied upon for evaluating a company's/issuer's Year 2000 readiness are analysts' reports and/or official statements from companies/issuers.

     Although the FMG is attempting to review and monitor the efforts of other parties, it cannot warrant the facts, circumstances, or the outcome of such efforts. Where the Corporation does not serve in a fiduciary capacity for a customer's assets it cannot provide any assurances on factors outside its control such as the quality of assets, potential economic uncertainties and other service providers. The Corporation also does not accept responsibility for ensuring that its clients' own systems are Year 2000 compliant. In addition, the Corporation does not guarantee that there will not be any disruptions on receipt or disbursements of income. There may be disruptions that are beyond the control of the Corporation. An example of this would be if an issuer/company or its paying agent does not pay income as scheduled.

     The Corporation's program is regularly reviewed by examiners from various external agencies such as the Comptroller of the Currency and the Federal Reserve Bank.

     The Corporation expects to successfully complete its Year 2000 effort as planned. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control. Since the Corporation is still conducting external testing and monitoring of third parties, it is unable to make definitive assumptions as to the extent of Year 2000 failures that could result, nor quantify the potential adverse effect that such failures could have on the Corporation's operations, liquidity, and financial condition. Year 2000 risks will be continually evaluated and contingency plans revised throughout 1999.

INCOME TAXES

     The Corporation recognized income tax expense of $42.1 million in 1998, compared to $39.6 million in 1997, and $34.4 million in 1996. The effective tax rate in 1998 was 35.75 percent compared to 35.15 percent in 1997 and 35.35 percent in 1996. For a detailed analysis of the Corporation's income taxes see Note O "Income Taxes" on page 52.

CASH EARNINGS

     Historically, excluding the merger with Overton, the Corporation's acquisitions have been accounted for using the purchase method of accounting which results in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions. The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings) for each of the three most recent year periods:

                                                                          Year Ended December 31
                                       -----------------------------------------------------------------------------------
                                                        1998                                      1997
                                       --------------------------------------    -----------------------------------------
                                       REPORTED      INTANGIBLE     "CASH"       Reported      Intangible      "Cash"
                                       EARNINGS     AMORTIZATION    EARNINGS     Earnings     Amortization    Earnings
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes...........  $117,740       $ 13,293      $131,033     $112,522       $ 11,920      $124,442
Income taxes.........................    42,095          3,242        45,337       39,555          3,145        42,700
                                       -----------------------------------------------------------------------------------
Net income...........................  $ 75,645       $ 10,051      $ 85,696     $ 72,967       $  8,775      $ 81,742
                                       ===================================================================================
Net income per diluted common
 share(1)............................  $   2.77       $    .36      $   3.13     $   2.67       $    .32      $   2.99
Return on assets(1)..................      1.18 %                       1.34 %*      1.28 %                       1.44 %*
Return on equity(1)..................     15.44                        17.49 **     16.38                        18.35 **


                                              Year Ended December 31
                                       ----------------------------------
                                                       1996
                                       ----------------------------------
                                        Reported  Intangible     "Cash"
                                        Earnings Amortization    Earnings
-------------------------------------  -----------------------------------
Income before income taxes...........    $97,347   $ 11,306      $108,653
Income taxes.........................     34,409      3,267        37,676
                                       ----------------------------------
Net income...........................    $62,938   $  8,039      $ 70,977
                                       ==================================
Net income per diluted common
 share(1)............................    $  2.31   $    .30      $   2.61
Return on assets(1)..................       1.23%                    1.39 %*
Return on equity(1)..................      15.63                    17.63 **

 (1) 1998 diluted operating earnings per share and diluted operating cash earnings per share were $3.11 and $3.48, respectively. Operating cash ROA and cash ROE for 1998 were 1.48 percent and 19.43 percent, respectively. Operating earnings exclude the after-tax impact of the $12.2 million merger related charge associated with the merger with Overton.


   *  CALCULATED AS A/B
  **  CALCULATED AS A/C

-------------------

                                         1998       1997       1996
                                       ---------  ---------  ---------
(A) Net income before intangible
    amortization (including goodwill
    and core deposit intangibles, net
    of tax)..........................  $  85,696  $  81,742  $  70,977
(B) Total average assets.............  6,417,569  5,687,577  5,113,495
(C) Average shareholders' equity.....    489,958    445,450    402,687

SOURCES AND USES OF FUNDS

     Average assets for 1998 of $6.4 billion increased by 12.8 percent from 1997 levels and increased 11.2 percent between 1996 and 1997. Funding sources in 1998 reflected an increase in demand deposits and Federal funds purchased. The Corporation's uses of funds continued a trend which started in 1995 of replacing securities with loans as the largest component of earning assets. This reflects the increases in loan volumes from a year ago.

                                         Percentage of Total Average
                                       -------------------------------
 SOURCES AND USES OF FUNDS                  1998       1997       1996
----------------------------------------------------------------------
Sources of Funds:
     Deposits:
          Demand.....................       25.4%      24.3%      24.0%
          Time.......................       59.7       61.4       62.2
     Federal funds purchased.........        3.9        3.3        4.0
     Equity capital..................        7.6        7.8        7.9
     Borrowed funds..................        2.0        2.0        0.4
     Other liabilities...............        1.4        1.2        1.5
                                       -------------------------------
          Total......................      100.0%     100.0%     100.0%
                                       ===============================
Uses of Funds:
     Loans...........................       53.5%      51.3%      47.8%
     Securities......................       30.1       30.4       34.5
     Federal funds sold..............        2.0        4.0        2.8
     Non-earning assets..............       14.4       14.3       14.9
                                       -------------------------------
          Total......................      100.0%     100.0%     100.0%
                                       ===============================

LOANS

     Average loans for 1998 were $3.4 billion, an increase of 17.8 percent from 1997. This increase was driven by continued improved economic conditions in the Texas markets the Corporation serves and the 1998 acquisition.

                                                                           December 31
                                       ------------------------------------------------------------------------------------
                                                  1998
                                       ---------------------------
LOAN PORTFOLIO ANALYSIS                              PERCENTAGE OF
(PERIOD-END BALANCES)                     AMOUNT      TOTAL LOANS        1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------
Real estate:
     Construction....................  $    292,789        8.0%      $    179,201  $    125,054  $     89,704  $     65,742
     Land............................        75,397        2.1             60,339        53,742        40,005        39,383
     Permanent Mortgages:
       Commercial....................       346,479        9.5            259,320       230,205       203,659       181,898
       Residential...................       655,484       18.0            516,345       472,878       375,365       305,220
     Other...........................       349,255        9.6            355,475       355,712       282,467       246,922
                                       ------------------------------------------------------------------------------------
     Total real estate...............     1,719,404       47.2          1,370,680     1,237,591       991,200       839,165
Commercial and
  industrial.........................     1,211,180       33.2            989,355       831,841       637,714       477,082
Consumer.............................       625,018       17.1            645,988       526,778       431,223       354,907
Financial institutions...............         7,416         .2              3,767        12,749        10,409         7,173
Foreign..............................        45,187        1.2             72,911        45,562        43,847        45,290
Other................................        41,755        1.2             37,388        20,891        22,380        17,906
Unearned discount....................        (3,357)       (.1)            (3,194)       (2,098)       (2,063)       (3,958)
                                       ------------------------------------------------------------------------------------
     Total...........................  $  3,646,603      100.0%      $  3,116,895  $  2,673,314  $  2,134,710  $  1,737,565
                                       ====================================================================================
Percent change from previous year....         +17.0%                        +16.6%        +25.2%        +22.9%        +20.9%

     Period-end loans increased to $3.6 billion at year-end 1998, up 17.0 percent from the previous year-end. Most of the increase in period-end loans is attributable to commercial and industrial loans and residential real estate loans which increased $222 million and $139 million, respectively. Home equity loans accounted for approximately 59 percent of the increase in residential real estate loans. The increase in period-end loans was offset by a $21 million decrease in consumer loans primarily related to a reduction in indirect lending. Approximately 76 percent of the increase in loans from a year ago resulted from internally generated growth.

     Total real estate loans at December 31, 1998 were $1.7 billion, up 25.4 percent from year-end 1997. Amortizing permanent mortgages represented 58.3 percent of the total real estate loan portfolio at year end. Residential mortgages increased $139 million or 26.9 percent. Real estate loans categorized as "other" are primarily amortizing commercial and industrial loans with maturities of less than five years. Approximately 58 percent of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company), which historically has resulted in a lower risk, provides financial stability and is less susceptible to economic swings. See page 25 for further discussion for the loan portfolio and "Loan Maturity and Sensitivity" on page 62.

MEXICAN LOANS

     At December 31, 1998, the Corporation's cross-border outstandings to Mexico, excluding $19.8 million in loans secured by liquid U.S. assets, totaled $25.4 million, down from $48.6 million last year. The decrease from a year ago represents normal fluctuations in lines of credit used by Mexican banks to finance trade. Of the trade-related credits, approximately 65 percent are related to companies exporting from Mexico. In addition, loans insured by the Export Import Bank were made to Mexican businesses to purchase goods of the United States. At December 31, 1998, 1997 and 1996, none of the Mexican-related loans were on non-performing status.

                                                                              December 31
                                       ---------------------------------------------------------------------
                                                     1998                                1997
                                       ---------------------------------------------------------------------
                                                 PERCENTAGE   PERCENTAGE             Percentage  Percentage
                                                  OF TOTAL     OF TOTAL               of Total    of Total
MEXICAN LOANS                           AMOUNT      LOANS        ASSETS     Amount      Loans       Assets
------------------------------------------------------------------------------------------------------------
Financial institutions...............  $21,346        .6%          .3%     $35,563       1.2%         .6%
Commercial and industrial............    4,016        .1           .1       13,034        .4          .2
                                       ---------------------------------------------------------------------
Total................................  $25,362        .7%          .4%     $48,597       1.6%         .8%
                                       =====================================================================


                                                  December 31
                                       ---------------------------------
                                                     1996
                                       ---------------------------------
                                                 Percentage  Percentage
                                                  of Total    of Total
MEXICAN LOANS                           Amount      Loans      Assets
-------------------------------------  ---------------------------------
Financial institutions...............  $24,932        .9%         .4%
Commercial and industrial............    5,000        .2          .1
                                      ----------------------------------
Total................................  $29,932       1.1%         .5%
                                      ==================================

The above table excludes $19,825,000, $24,314,000 and $15,630,000 in loans secured by liquid assets held in the United States in 1998, 1997 and 1996, respectively.

NON-PERFORMING ASSETS

     Non-performing assets were $17.1 million at December 31, 1998, compared with $18.1 million at December 31, 1997 and $14.1 million at December 31, 1996. Non-performing assets as a percentage of total loans and foreclosed assets were
 .47 percent at December 31, 1998, down from .58 percent one year ago.

                                                            December 31
                                       -----------------------------------------------------
NON-PERFORMING ASSETS                      1998       1997       1996       1995       1994
--------------------------------------------------------------------------------------------
Non-accrual..........................  $  12,997  $  13,077  $  10,733  $  15,372  $  17,316
Foreclosed assets....................      4,107      5,011      3,336      3,309      4,798
                                       -----------------------------------------------------
    Total............................  $  17,104  $  18,088  $  14,069  $  18,681  $  22,114
                                       =====================================================
As a percentage of total assets......        .25%       .30%       .25%       .39%       .52%
As a percentage of total loans plus
  foreclosed assets..................        .47        .58        .53        .87       1.27
After-tax impact of lost interest per
  common share.......................  $     .04  $     .04  $     .04  $     .05  $     .06
Accruing loans 90 days past due:
  Consumer...........................  $   1,347  $   3,410  $   1,841  $   1,294  $     574
  All other..........................      9,434      3,412      4,108      4,378      3,070
                                       -----------------------------------------------------
    Total............................  $  10,781  $   6,822  $   5,949  $   5,672  $   3,644
                                       =====================================================

The Corporation did not have any restructured loans for the years ended December 31, 1998-1994.

Interest income that would have been recorded in 1998 on non-performing assets, had such assets performed in accordance with their original contract terms, was $1,262,000 on non-accrual loans and $392,000 on foreclosed assets. During 1998, the amount of interest income actually recorded on non-accrual loans was $742,000.

There were no foreign loans 90 days past due as of December 31, 1998.

     Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. All non-consumer loans 90 days or more past due are classified as non-accrual unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest income is not recognized until collected, and any previously accrued but uncollected interest is reversed. A loan is considered to be restructured if it has been modified as to original terms, resulting in a reduction or deferral of principal and/or interest as a concession to the debtor. Classification of an asset in the non-performing category does not preclude ultimate collection of loan principal or interest.

     At December 31, 1998, the Corporation had $5,597,000 in loans to borrowers experiencing financial difficulties which had not been included in either of the non-accrual or 90 days past due loan categories. Management monitors such loans closely and reviews their performance on a regular basis.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses was $53.6 million or 1.47 percent of period-end loans at December 31, 1998, compared to $48.1 million or 1.54 percent of period-end loans at year-end 1997. The allowance for possible loan losses as a percentage of non-accrual loans was
412.5 percent at December 31, 1998, compared with 367.6 percent at December 31, 1997.

     The Corporation recorded a $10.4 million provision for possible loan losses during 1998, compared to $9.2 million and $8.5 million recorded during 1997 and 1996, respectively. The provision is reflective of the continued growth in the loan portfolio. The provision is also influenced by prior loan portfolio losses; the current condition of the loan portfolio both as to specific and in the aggregate; the present business/economic environment within which the bank operates; and changes in other conditions which influence credit risk. These other conditions include but are not limited to; the bank's lending policies and procedures dealing with underwriting standards; the experience, ability, and depth of lending management and staff; the existence of any concentrations of credit and changes in the level of such concentrations; the effect of external factors such as competition and legal and regulatory requirements; and changes in the quality of the bank's loan review system and the degree of oversight by the bank's board of directors.

     The Corporation recorded net charge-offs of $6.1 million for the year ended December 31, 1998, compared to net charge-offs of $6.0 million and $2.8 million in 1997 and 1996, respectively. The Corporation's gross charge-offs in 1998 consisted primarily of consumer loans which increased $871,000 to $8.1 million and commercial and industrial loans which increased $2.0 million to $4.0 million. The Corporation's gross charge-offs in 1997 consisted primarily of consumer loans which increased $3.4 million to $7.2 million and commercial and industrial loans which decreased $4.5 million to $2.0 million. The Corporation's gross charge-offs in 1996 consisted primarily of commercial and industrial loans which increased to $6.5 million from $739,000 in 1995 and consumer loans which decreased slightly from 1995.

                                                              Year Ended December 31
                                       --------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES         1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------
Average loans outstanding during
  year, net of unearned discount.....  $  3,437,510  $  2,917,371  $  2,445,759  $  1,971,663  $  1,552,189
                                       ====================================================================
Balance of allowance for possible
  loan losses at beginning of year...  $     48,073  $     42,821  $     36,525  $     29,017  $     29,073
Provision for possible loan losses...        10,393         9,174         8,494         7,605           473
Loan loss reserve of acquired
  (disposed) institutions............         1,250         2,105           627           430        (2,423)
Charge-offs:
  Real estate........................          (397)         (650)         (351)         (288)       (1,366)
  Commercial and industrial..........        (3,980)       (2,028)       (6,485)         (739)         (561)
  Consumer...........................        (8,081)       (7,209)       (3,776)       (3,856)       (2,401)
  Other, including foreign...........           (90)          (40)           (9)           (2)
                                       --------------------------------------------------------------------
     Total charge-offs...............       (12,548)       (9,927)      (10,621)       (4,885)       (4,328)
                                       --------------------------------------------------------------------
Recoveries:
  Real estate........................         1,674           956         2,476         1,277         1,976
  Commercial and industrial..........         2,176           965         3,747         1,796         2,495
  Consumer...........................         2,528         1,853         1,445         1,231         1,698
  Other, including foreign...........            70           126           128            54            53
                                       --------------------------------------------------------------------
     Total recoveries................         6,448         3,900         7,796         4,358         6,222
                                       --------------------------------------------------------------------
Net (charge-offs) recoveries.........        (6,100)       (6,027)       (2,825)         (527)        1,894
Balance of allowance for possible
  loan losses at end of year.........  $     53,616  $     48,073  $     42,821  $     36,525  $     29,017
                                       ====================================================================
Net (charge-offs) recoveries as a
  percentage of average loans
  outstanding during year, net of
  unearned discount..................          (.18)%        (.21)%        (.12)%        (.03)%         .12%
Allowance for possible loan losses as
  a percentage of year-end loans, net
  of unearned discount...............          1.47          1.54          1.60          1.71          1.67

There were no foreign charge-offs in 1998-1994.

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

     Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. At December 31, 1998, the Corporation had no concentration of commercial and industrial loans in any single industry that exceeded 10 percent of total loans.

     The diversity of the commercial real estate portfolio allows the Corporation to reduce the impact of a decline in a single market or industry. In addition to monitoring and evaluating commercial real estate loans based on collateral, geography and risk grade criteria, management closely tracks its level of owner-occupied commercial real estate loans versus non-owner occupied loans. Additionally, the Corporation utilizes the knowledge of third party experts to provide insight and guidance about the economic conditions and dynamics of the markets served by the Corporation. Within the commercial real estate loan category, the Corporation's primary focus has been the growth of loans secured by owner-occupied properties. At December 31, 1998, a majority of the Corporation's commercial real estate loans were secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must withstand the analysis of a commercial loan and the underwriting process of a commercial real estate loan.

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

     The consumer loan portfolio has three distinct segments -- indirect consumer loans, which represent 41 percent of the consumer loan portfolio, direct non-real estate consumer loans, which represent 29 percent of the portfolio and direct real estate consumer loans, which represent 30 percent. The indirect segment is composed almost exclusively of new and used automobile financing. Non-real estate direct loans include automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities. The direct real estate loans are primarily Home Equity, home improvement and residential lot loans. Effective January 1, 1998, in accordance with a constitutional amendment allowing for the existence of Home Equity loans in the State of Texas, the Corporation began offering Home Equity loans up to 80 percent of the estimated value of the personal residence of the borrower less the balances on existing mortgage and home improvement loans. As of December 31, 1998, Home Equity loans aggregated approximately $82 million, and were originated for a general variety of purposes including: education, business start-ups, debt consolidation and automobile financing. It is anticipated this product will continue to grow and eventually represent the largest distinct segment of the consumer portfolio. To date the primary growth of this product has been from existing customers. Underwriting standards for this product are heavily influenced by the statute requirements, which include but are not limited to; maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

     An allowance for possible loan losses is maintained in an amount which, in management's judgment, provides an adequate reserve to absorb potential loan losses inherent in the loan portfolio. Industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, the impact of rising interest rates, experience level and effectiveness of employees, economic, competitive, political and regulatory conditions and other pertinent factors are all considered in determining the adequacy of the allowance.

     An audit committee of non-management directors reviews the adequacy of the allowance for possible loan losses quarterly.

                                                                              December 31
                                       ------------------------------------------------------------------------------
                                                1998                       1997                       1996
                                       -----------------------   ------------------------   ------------------------
                                       ALLOWANCE                 Allowance                  Allowance
                                          FOR         AS A          for          As a          for          As a
                                       POSSIBLE    PERCENTAGE     Possible    Percentage     Possible    Percentage
ALLOCATION OF ALLOWANCE FOR POSSIBLE     LOAN       OF TOTAL        Loan       of Total        Loan       of Total
LOAN LOSSES                             LOSSES        LOANS        Losses        Loans        Losses        Loans
---------------------------------------------------------------------------------------------------------------------
Commercial and industrial............   $15,604         .43%      $ 14,346         .46%      $  9,648         .36%
Real estate..........................     9,594         .26          9,460         .31          9,853         .37
Consumer.............................    17,913         .49         17,486         .56         13,903         .52
Purchasing or carrying securities....        85                         88                          6
Financial institutions...............        45                         60                         44
Other, including foreign.............       172         .01            371         .01            213         .01
Not allocated........................    10,203         .28          6,262         .20          9,154         .34
                                       ------------------------------------------------------------------------------
   TOTAL.............................   $53,616        1.47%      $ 48,073        1.54%      $ 42,821        1.60%
                                       ==============================================================================

                                                              December 31
                                        ------------------------------------------------------
                                                    1995                       1994
                                        ------------------------------------------------------
                                        Allowance                     Allowance
                                           for             As a          for          As a
                                         Possible       Percentage     Possible    Percentage
ALLOCATION OF ALLOWANCE FOR POSSIBLE       Loan          of Total        Loan       of Total
LOAN LOSSES                               Losses           Loans        Losses        Loans
----------------------------------------------------------------------------------------------
Commercial and industrial............     $ 10,411         .49%       $  5,742         .33%
Real estate..........................       11,479         .54          10,349         .60
Consumer.............................       12,201         .57          10,439         .60
Purchasing or carrying securities....            6                           7
Financial institutions...............           32                          28
Other, including foreign.............          167         .01             160         .01
Not allocated........................        2,229         .10           2,292         .13

   TOTAL.............................     $ 36,525        1.71%       $ 29,017        1.67%

     Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories. The unallocated portion of the allowance represents an additional amount beyond that specifically reserved for specific risks available to absorb unidentified losses in the current loan portfolio.

SECURITIES

     Total securities, including securities available for sale, were $2.1 billion at year-end 1998 compared to $1.8 billion a year ago. Securities available for sale totaled $2.0 billion at December 31, 1998, compared to $1.5 billion at year-end 1997. These securities consist primarily of U.S. Treasury securities and obligations of U.S. Government agencies. Securities classified as held to maturity are carried at amortized cost and consist primarily of U. S. Government agency obligations. The remaining securities, consisting primarily of municipal bonds, are classified as trading and are carried at fair value.

     Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Available for sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Trading securities held primarily for sale in the near term are valued at their fair values, with unrealized gains and losses included immediately in other income.

     The average yield of the securities portfolio for the year ended December 31, 1998 was 6.32 percent compared with 6.43 percent for 1997. See page 63 "Maturity Distribution and Securities Portfolio Yields."

     Total securities including trading, available for sale and held to maturity are summarized below:

                                                                          December 31
                                        -------------------------------------------------------------------------------
                                                 1998                        1997                        1996
                                        -----------------------     -----------------------     -----------------------
                                        PERIOD-END   PERCENTAGE     Period-end   Percentage     Period-end   Percentage
SECURITIES                               BALANCE      OF TOTAL       Balance      of Total       Balance      of Total
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury........................   $  189,574        9.1%      $  341,681       19.3%      $  261,840       15.3%
U.S. Government agencies
  and corporations...................    1,719,580       82.2        1,367,500       77.2        1,405,822       82.1
States and political subdivisions....      125,939        6.0           46,171        2.6           36,016        2.1
Other................................       56,610        2.7           16,066         .9            8,601         .5
                                        -------------------------------------------------------------------------------
     Total...........................   $2,091,703      100.0%      $1,771,418      100.0%      $1,712,279      100.0%
                                        ===============================================================================
Average yield earned during the year
  (taxable-equivalent basis).........         6.32%                       6.43%                       6.46%

INTEREST RATE SWAPS/FLOORS

     The Corporation has off-balance sheet interest rate swaps to hedge its interest rate risk by essentially converting fixed-rate loans into synthetic variable-rate instruments. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match their view of the interest rate sensitivity of the Corporation's funding sources. The Corporation had 22 interest rate swaps at December 31, 1998 compared to 42 interest rate swaps at December 31, 1997. Each swap was a hedge against a specific commercial fixed-rate loan or against a specific pool of consumer fixed-rate loans, with a notional amount of $75 million and $267 million at December 1998 and 1997, respectively. In each case, the amortization of the interest rate swap generally matches the expected amortization of the underlying loan or pool of loans and was a hedge against either a specific commercial loan or a specific pool of consumer loans with lives ranging from two to ten years. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swap/floor is accrued as an adjustment to interest income and was not material in 1998 or 1997. In the third quarter of 1998, the Corporation terminated interest rate swaps hedging fixed rate consumer loans. The Corporation is amortizing the loss on the transaction of $1.9 million over the remaining term of the interest swaps ending in the second quarter of 2002.

     During 1998, the Corporation terminated all three of its interest rate floor agreements with a notional amount totaling $500 million and an original term of three years. These interest rate floors were purchased in 1997 for the purpose of hedging floating interest rate exposure in commercial loan accounts in an environment of falling interest rates. The Corporation is amortizing the gain on the transaction of $2.8 million over the remaining term of the interest rate floors.

DEPOSITS

     Total average demand deposits increased 17.9 percent from 1997. This can be attributed to an increase in commercial and individual levels of $244.0 million. The increase in commercial and individual is partially related to the 1998 acquisition. The Corporation has made a strategic effort in growing its correspondent bank relationships in the markets it serves. Reflective of this effort the Corporation ranks 26th in the United States for correspondent bank balances as of June 30, 1998.

                                                1998                      1997                     1996
                                        ---------------------     ---------------------   ----------------------
                                         AVERAGE      PERCENT      Average      Percent     Average      Percent
DEMAND DEPOSITS                          BALANCE      CHANGE       Balance      Change      Balance      Change
----------------------------------------------------------------------------------------------------------------
Commercial and individual............   $1,387,824     +21.3%     $1,143,828     +16.7%   $    979,757    +20.3%
Correspondent banks..................      195,555     + 1.7         192,231     - 3.9         199,983    +52.3
Public funds.........................       43,507     - 1.5          44,183     - 2.3          45,200    + 7.5
                                        ----------                ----------              ------------
     Total...........................   $1,626,886     +17.9      $1,380,242     +12.7    $  1,224,940    +24.0
                                        ==========                ==========              ============

     Total average time deposits increased 9.7 percent from 1997 with the largest increase coming from money market deposit accounts partially related to the 1998 acquisition. In addition, time accounts of $100,000 or more and savings and Interest-on-Checking accounts also showed a strong increase from 1997 levels.

                                                  1998                            1997                            1996
                                       --------------------------     ----------------------------    -----------------------------
                                        AVERAGE   PERCENT              Average    Percent              Average    Percent
TIME DEPOSITS                           BALANCE   CHANGE    COST       Balance    Change     Cost      Balance    Change     Cost
-----------------------------------------------------------------------------------------------------------------------------------
Savings and Interest-on-Checking..... $  901,960   +10.2%    1.21%   $ 818,216     +10.4%    1.32 %  $  741,102      N/M      1.37%
Money market deposit accounts........  1,387,994   +16.1     3.91     1,195,773    +13.5     4.08     1,053,819    +31.6%     3.82
Time accounts of $100,000 or more....    656,776   +15.9     5.23       566,588    +13.2     5.14       500,354    + 2.1      4.92
Time accounts under $100,000.........    629,260   - 1.5     4.65       638,673    - 1.0     4.81       644,840    +13.7      4.89
Public funds.........................    251,570   - 6.5     3.73       269,027    + 9.7     4.35       245,266    +94.7      4.36
                                      ----------                     ----------                      ----------
    Total............................ $3,827,560   + 9.7     3.61    $3,488,277    + 9.5     3.76    $3,185,381    +16.9      3.68
                                      ==========                     ==========                      ==========

     The following table summarizes the certificates of deposit in amounts of $100,000 or more as of December 31, 1998 by time remaining until maturity.

                                              December 31
                                        ------------------------
                                                  1998
REMAINING MATURITY OF PRIVATE           ------------------------
CERTIFICATES OF DEPOSIT                               PERCENTAGE
OF $100,000 OR MORE                       AMOUNT       OF TOTAL
----------------------------------------------------------------
Three months or less.................  $  335,460        50.6%
After three, within six months.......     175,914        26.6
After six, within twelve months......     138,806        20.9
After twelve months..................      12,743         1.9
                                       ------------------------
     Total...........................  $  662,923       100.0%
                                       ========================
Percentage of total private time
  deposits                                               17.8%

Other time deposits of $100,000 or more were $108.0 million at December 31, 1998. Of this amount 73.7 percent matures within three months, 18.0 percent matures between three and six months and the remainder matures between six months and one year.

     Mexico is a part of the natural trade territory of the banking offices of Cullen/Frost. Thus, dollar-denominated foreign deposits from Mexican sources have traditionally been a significant source of funding. The Corporation's average foreign deposits increased 5.8 percent from 1997. The Mexican economic recovery and growth in manufacturing which began in 1996 continued to improve through 1998.


FOREIGN DEPOSITS                            1998        1997        1996
-------------------------------------------------------------------------
Average balance......................  $  642,822  $  607,642  $  573,583
Percentage of total average
  deposits...........................        11.8%       12.5%       13.0%


SHORT-TERM BORROWINGS

     The Corporation's primary source of short-term borrowings is Federal funds purchased from correspondent banks and securities sold under repurchase agreements in the natural trade territories of the Cullen/Frost subsidiary banks, as well as from upstream banks. The net purchase position experienced in 1998 was primarily the result of growth in earning assets over core deposit growth. In 1997, the increase in the net funds position is a direct result of the Corporation's use of funds acquired from the issuance of the $100 million Trust Preferred Capital Securities. The weighted-average interest rate on Federal funds purchased at December 31, 1998 and 1997 was 4.69 percent and 5.81 percent, respectively. Generally, securities sold under repurchase agreements are at 80 percent of Federal funds.

                                                1998                     1997                    1996
                                        ---------------------    --------------------    --------------------
                                         AVERAGE     AVERAGE     Average     Average     Average     Average
FEDERAL FUNDS                            BALANCE       RATE      Balance       Rate      Balance       Rate
-------------------------------------------------------------------------------------------------------------
Federal funds sold...................   $ 127,273      5.59%     $228,245      5.44%     $143,401      5.21%
Federal funds purchased and
  securities sold under repurchase
  agreements.........................     252,977      4.59       189,468      4.61       204,515      4.77
                                        ---------                --------                --------
Net funds position...................   $(125,704)               $ 38,777                $(61,114)
                                        =========                ========                ========


FEDERAL FUNDS PURCHASED AND                  Year Ended December 31
SECURITIES                             ----------------------------------
SOLD UNDER REPURCHASE AGREEMENTS          1998        1997        1996
-------------------------------------------------------------------------
Balance at year end..................  $  305,564  $  200,774  $  232,690
Maximum month-end balance............     523,178     231,418     272,489


     Other funding sources include a $7.5 million short-term line of credit to the parent Corporation used for short-term liquidity needs. There were no borrowings outstanding from this source at December 31, 1998 and 1997.

GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     During February 1997, the Corporation issued $100 million of its 8.42 percent Capital Securities, Series A which represent a beneficial interest in Cullen/Frost Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation. The Issuer Trust used the proceeds of the sale of the Capital Securities to purchase Junior Subordinated Debentures of Cullen/Frost. Of these proceeds, the Corporation used $55.3 million for the acquisition of Harrisburg Bancshares, Inc. and $17.8 million for the repurchase of shares of the Corporation. The $100 million Trust Preferred Capital Securities are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes and are reported as debt on the balance sheet. See Note I "Borrowed Funds" on page 44.

CAPITAL

     At December 31, 1998, shareholders' equity reached the highest level in the Corporation's history, $512.9 million, an increase of 10.8 percent from $462.9 million at December 31, 1997. The increase in 1998 was due primarily to earnings growth partially offset by $30.5 million of dividends paid and $3.5 million paid for the repurchase of shares of the Corporation. The Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $7.7 million as of December 31, 1998 compared to $8.9 million as of December 31, 1997. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios.

     The Corporation paid a quarterly dividend of $.25 per common share during the first quarter of 1998 increasing to $.30 per common share during the second, third and fourth quarters of 1998. The Corporation paid a quarterly dividend of $.21 per common share during the first quarter of 1997 increasing to $.25 per common share during the second, third and fourth quarters of 1997. The dividend payout ratio excluding the merger related charge was 35.8 percent for 1998. Cullen/Frost dividend payout ratio for 1997 (including income and dividends for Overton) was 30.5 percent.

     The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. For the Corporation's capital ratios at December 31, 1998 and 1997, see Note L "Capital" on page 46.

FORWARD-LOOKING STATEMENTS

     The Corporation may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, its Year 2000 compliance program, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions, actions taken by the Federal Reserve Board, legislative and regulatory actions and reforms, competition, as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

PARENT CORPORATION

     Historically, a large portion of the parent Corporation's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, has been derived from Cullen/Frost's investments in subsidiaries. Dividends received from the subsidiaries are based upon each bank's earnings and capital position. See Note K "Dividends" on page 46. Management fees are not assessed.

NON-BANKING SUBSIDIARIES

     The New Galveston Company is a wholly-owned second tier bank holding company subsidiary which holds all shares of each banking and non-banking subsidiary with the exception of Cullen/Frost Capital Trust I. Cullen/Frost has three principal non-banking subsidiaries. Main Plaza Corporation occasionally makes loans to qualified borrowers. Such loans are typically funded with borrowings against Cullen/Frost's current cash or borrowing against credit lines. Daltex General Agency, Inc., a managing general insurance agency, provides vendor's single interest insurance for Cullen/Frost subsidiary banks. Cullen/Frost Capital Trust I, a wholly-owned non-banking subsidiary, is a Delaware statutory trust. The sole purpose of the trust was to sell Capital Securities and to purchase Junior Debentures of the Corporation.

     The Corporation formed a new subsidiary, Frost Insurance Agency, Inc., a wholly owned subsidiary of The Frost National Bank on April 16, 1998. Frost Insurance Agency will offer corporate and personal property and casualty insurance as well as group, health and life insurance products to individuals and businesses.

SUBSEQUENT EVENTS

  PENDING ACQUISITIONS

     On March 3, 1999, Frost Insurance Agency, a subsidiary of The Frost National Bank, signed a letter of intent to acquire Professional Insurance Agents, Inc. (PIA), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offers corporate and personal property and casualty insurance as well as group, health and life insurance products to individuals and businesses. The transaction is subject to regulatory approval, and is expected to close in the second quarter of 1999. The purchase method of accounting will be used to record the transaction.

     On February 17, 1999, the Corporation entered into a definitive agreement to acquire Commerce Financial Corporation of Fort Worth, Texas which has deposits of approximately $174 million. The Corporation agreed to pay $42.25 million. The acquisition is expected to be completed in the second quarter of 1999 following shareholder and regulatory approval. This transaction will be accounted for as a purchase with total cash consideration being funded through internal sources.

  INVESTMENT BANKING SUBSIDIARY

     On January 26, 1999, the Corporation announced its intent to seek Federal Reserve Bank approval to form a Section 20 investment banking subsidiary. The new subsidiary, to be named Frost Securities, Inc., is expected to be operational by July 1 and will offer a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.

  COMPLETED ACQUISITION

     On January 15, 1999, the Corporation paid approximately $18.7 million to acquire Keller State Bank, of Keller, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million. Total intangibles associated with the acquisition amounted to approximately $11.8 million. This acquisition is not expected to have a material impact on the Corporation's 1999 net income.

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

Richard W. Evans, Jr.                  Phillip D. Green
Chairman and Chief                     Senior Executive Vice President
Executive Officer                      and Chief Financial Officer

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth in the section entitled "Market Risk -- Interest Rate Sensitivity" included under Item 7 of this document and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)


                                             Year Ended December 31
                                        --------------------------------
                                          1998        1997        1996
------------------------------------------------------------------------
INTEREST INCOME:
     Loans, including fees...........   $300,721    $261,607    $219,279
     Securities:
       Taxable.......................    117,261     108,249     111,334
       Tax-exempt....................      2,998       1,821       1,587
                                        --------------------------------
          Total securities...........    120,259     110,070     112,921
     Federal funds sold and
       securities purchased under
       resale agreements.............      7,111      12,423       7,506
                                        --------------------------------
             TOTAL INTEREST INCOME...    428,091     384,100     339,706
INTEREST EXPENSE:
     Deposits........................    138,283     131,140     117,179
     Federal funds purchased and
       securities sold under
       repurchase agreements.........     11,606       8,739       9,773
     Guaranteed preferred beneficial
       interests in the Corporation's
       subordinated debentures.......      8,475       7,652
     Other borrowings................      1,754       1,434       1,037
                                        --------------------------------
             TOTAL INTEREST
               EXPENSE...............    160,118     148,965     127,989
                                        --------------------------------
             NET INTEREST INCOME.....    267,973     235,135     211,717
Provision for possible loan losses...     10,393       9,174       8,494
                                        --------------------------------
             NET INTEREST INCOME
               AFTER PROVISION FOR
               POSSIBLE LOAN
               LOSSES................    257,580     225,961     203,223
NON-INTEREST INCOME:
     Trust fees......................     46,863      43,275      36,898
     Service charges on deposit
       accounts......................     53,601      47,627      41,570
     Other service charges,
       collection and exchange
       charges, commissions and
       fees..........................     15,482      11,349       9,199
     Net gain (loss) on securities
       transactions..................        359         498        (892)
     Other...........................     22,361      18,953      17,403
                                        --------------------------------
             TOTAL NON-INTEREST
               INCOME................    138,666     121,702     104,178
NON-INTEREST EXPENSE:
     Salaries and wages..............    111,423      98,874      85,646
     Pension and other employee
       benefits......................     21,295      19,874      18,224
     Net occupancy of banking
       premises......................     25,486      22,812      21,486
     Furniture and equipment.........     18,921      16,147      14,697
     Intangible amortization.........     13,293      11,920      11,306
     Merger related charge...........     12,244
     Other...........................     75,844      65,514      58,695
                                        --------------------------------
             TOTAL NON-INTEREST
               EXPENSE...............    278,506     235,141     210,054
                                        --------------------------------
             INCOME BEFORE INCOME
               TAXES.................    117,740     112,522      97,347
Income taxes.........................     42,095      39,555      34,409
                                        --------------------------------
             NET INCOME..............   $ 75,645    $ 72,967    $ 62,938
                                        ================================
Net income per share:
     Basic...........................   $   2.85    $   2.75    $   2.37
     Diluted.........................       2.77        2.67        2.31
Dividends per share..................       1.15         .96         .81

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)


                                              December 31
                                       --------------------------
                                           1998          1997
-----------------------------------------------------------------
ASSETS
Cash and due from banks..............  $    684,941  $    637,613
Securities held to maturity (market
  value: 1998 -- $113,682;
  1997 -- $261,225)..................       111,439       255,428
Securities available for sale........     1,979,555     1,514,050
Trading account securities...........           709         1,940
Federal funds sold...................       102,900       190,000
Loans, net of unearned discount of
  $3,357 in 1998 and $3,194 in
  1997...............................     3,646,603     3,116,895
  Less:  Allowance for possible loan
     losses..........................       (53,616)      (48,073)
                                       --------------------------
     Net loans.......................     3,592,987     3,068,822
Banking premises and equipment.......       137,290       128,710
Accrued interest and other assets....       259,784       249,010
                                       --------------------------
       TOTAL ASSETS..................  $  6,869,605  $  6,045,573
                                       ==========================
LIABILITIES
Demand deposits:
  Commercial and individual..........  $  1,585,891  $  1,353,242
  Correspondent banks................       201,355       140,443
  Public funds.......................        56,253        54,880
                                       --------------------------
       Total demand deposits.........     1,843,499     1,548,565
Time deposits:
  Savings and Interest-on-Checking...       961,597       855,783
  Money market deposit accounts......     1,493,778     1,255,237
  Time accounts......................     1,264,121     1,216,145
  Public funds.......................       282,492       293,360
                                       --------------------------
       Total time deposits...........     4,001,988     3,620,525
                                       --------------------------
       Total deposits................     5,845,487     5,169,090
Federal funds purchased and
  securities sold under repurchase
  agreements.........................       305,564       200,774
Accrued interest and other
  liabilities........................       107,177       114,377
Guaranteed preferred beneficial
  interest in the Corporation's
  junior subordinated deferrable
  interest debentures, net...........        98,458        98,403
                                       --------------------------
       TOTAL LIABILITIES.............     6,356,686     5,582,644
SHAREHOLDERS' EQUITY
Common stock, par value per share:
  $.01; $5...........................           267       133,775
       Shares authorized:
        1998 -- 90,000,000;
        1997 -- 60,000,000
       Shares issued:
      1998 -- 26,712,648;
      1997 -- 26,754,960
Surplus..............................       183,151        53,647
Retained earnings....................       321,754       278,994
Accumulated other comprehensive
  income, net of tax.................         7,747         8,917
Treasury stock at cost (284,887).....                     (12,404)
                                       --------------------------
       TOTAL SHAREHOLDERS' EQUITY....       512,919       462,929
                                       --------------------------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY.........  $  6,869,605  $  6,045,573
                                       ==========================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
                                               Year Ended December 31
                                       ---------------------------------------
                                          1998           1997          1996
------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income...........................  $    75,645    $    72,967    $  62,938
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Provision for possible loan
       losses........................       10,393          9,174        8,494
     Provision for real estate
       losses........................          161             43           55
     Credit for deferred taxes.......       (5,574)        (6,703)      (3,865)
     Accretion of discounts on
       loans.........................       (2,841)        (1,212)        (970)
     Accretion of securities'
       discounts.....................       (3,911)       (11,960)     (15,568)
     Amortization of securities'
       premiums......................        5,824          3,847        2,827
     Decrease (increase) in trading
       account securities............        1,231         (1,153)        (351)
     Net realized (gain) loss on
       securities transactions.......         (359)          (498)         892
     Net gain on sale of assets......         (773)          (654)      (1,406)
     Depreciation and amortization...       30,024         26,459       24,923
     Decrease (increase) in accrued
       interest receivable...........          660         (6,374)      (3,507)
     (Decrease) increase in accrued
       interest payable..............       (4,072)         4,453        1,051
     Originations of mortgages
       held-for-sale.................     (181,219)      (104,271)     (79,392)
     Proceeds from sales of mortgages
       held-for-sale.................      177,160        102,728       79,404
     Net change in other assets and
       liabilities...................       13,000        (38,614)       1,069
                                       ---------------------------------------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES....................      115,349         48,232       76,594
INVESTING ACTIVITIES
Proceeds from maturities of
  securities held to maturity........       36,906         40,606       41,938
Purchases of securities held to maturity    (9,650)       (32,040)     (21,153)
Proceeds from sales of securities
  available for sale.................      900,398        434,488      240,078
Proceeds from maturities of
  securities available for sale......    1,145,806        908,197      574,360
Purchases of securities available for
  sale...............................   (2,314,252)    (1,354,280)    (717,162)
Net increase in loan portfolio.......     (407,212)      (342,559)    (335,832)
Proceeds from sales of equipment.....           30             49        2,768
Purchases of premises and equipment..      (18,798)       (18,104)     (21,380)
Proceeds from sales of repossessed
  properties.........................        2,982          2,038        1,331
Net cash and cash equivalents (paid)
  received from bank acquisitions....       (8,899)        14,277       19,198
                                       ---------------------------------------
     NET CASH USED BY INVESTING
       ACTIVITIES....................     (672,689)      (347,328)    (215,854)
FINANCING ACTIVITIES
Net increase in demand deposits, IOC
  accounts, and savings accounts.....      566,136        159,070      518,195
Net decrease in certificates of
  deposit............................     (111,941)       (16,532)    (144,254)
Net increase (decrease) in Federal
  funds purchased and securities sold
  under repurchase agreements........       89,361        (31,916)      76,326
Net proceeds from issuance of
  guaranteed preferred beneficial
  interest in the Corporation's
  subordinated debentures............                      98,353
Net proceeds from issuance of common
  stock..............................        7,983          3,735        1,182
Purchase of treasury stock...........       (3,495)       (17,834)      (1,164)
Dividends paid.......................      (30,476)       (22,256)     (18,754)
                                       ---------------------------------------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES....................      517,568        172,620      431,531
                                       ---------------------------------------
     (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS..............      (39,772)      (126,476)     292,271
Cash and cash equivalents at
  beginning of year..................      827,613        954,089      661,818
                                       ---------------------------------------
     CASH AND CASH EQUIVALENTS AT END
       OF YEAR.......................  $   787,841    $   827,613    $ 954,089
                                       =======================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                                                             Accumulated
                                                                                Other
                                                                            Comprehensive
                                           Common                Retained       Income       Treasury
                                            Stock     Surplus    Earnings     net of tax      Stock      Total
----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996..............  $  77,062   $106,069   $188,835      $ 10,037                 $382,003
  Net Income for 1996...................                           62,938                                 62,938
  Unrealized loss on securities
    available for sale of $2,333, net of
    tax and reclassification adjustment
    for after-tax losses included in net
    income of $410......................                                         (1,923)                  (1,923)
                                                                                                        --------
         Total comprehensive income.....                                                                  61,015
                                                                                                        --------
  Proceeds from employee stock purchase
    plan and
    options.............................        300        434       (409)                                   325
  Tax benefit related to exercise of
    stock options.......................                   661                                               661
  Issuance of restricted stock..........         15         65                                                80
  Restricted stock plan deferred
    compensation, net...................                              392                                    392
  Cash dividend.........................                          (18,073)                               (18,073)
  Two-for-one stock split...............     56,098    (56,098)
  Pre-merger transaction of pooled
  company:
    Release of unearned ESOP shares.....                              199                                    199
    Cash dividend.......................                             (681)                                  (681)
    Purchase of treasury stock..........                                                     $ (1,164)    (1,164)
    Sale of treasury stock..............                     1                                     28         29
    Transfer of treasury stock of
    ESOP................................                           (1,000)                      1,000
                                          ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996............    133,475     51,132    232,201         8,114          (136)   424,786
  Net Income for 1997...................                           72,967                                 72,967
  Unrealized gain on securities
    available for sale of $1,127, net of
    tax and reclassification adjustment
    for after-tax gains included in net
    income of $324......................                                            803                      803
                                                                                                        --------
         Total comprehensive income.....                                                                  73,770
                                                                                                        --------
  Proceeds from employee stock purchase
    plan and
    options.............................        300        437     (1,949)                      3,201      1,989
  Tax benefit related to exercise of
    stock options.......................                 1,492                                             1,492
  Purchase of treasury stock............                                                      (17,814)   (17,814)
  Issuance of restricted stock..........                   522                                  2,297      2,819
  Restricted stock plan deferred
    compensation, net...................                           (2,112)                                (2,112)
  Cash dividend.........................                          (21,463)                               (21,463)
  Pre-merger transaction of pooled
  company:
    Release of unearned ESOP shares.....                    64        143                                    207
    Cash dividend.......................                             (793)                                  (793)
    Purchase of treasury stock..........                                                          (20)       (20)
    Sale of treasury stock..............                                                           68         68
                                          ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997............    133,775     53,647    278,994         8,917       (12,404)   462,929
  Net Income for 1998...................                           75,645                                 75,645
  Unrealized loss on securities
    available for sale of $937, net of
    tax and reclassification adjustment
    for after-tax gains included in net
    income of $233......................                                         (1,170)                  (1,170)
                                                                                                        --------
         Total comprehensive income.....                                                                  74,475
                                                                                                        --------
  Proceeds from employee stock purchase
    plan and
    options.............................                   390     (2,014)                      2,802      1,178
  Tax benefit related to exercise of
    stock options.......................                 1,771                                             1,771
  Purchase of treasury stock............                                                       (3,495)    (3,495)
  Issuance of restricted stock..........          1      1,889                                    126      2,016
  Restricted stock plan deferred
    compensation, net...................                             (514)                                  (514)
  Cash dividend.........................                          (29,567)                               (29,567)
  ESOP shares released..................                 2,820        658                                  3,478
  Constructive retirement of treasury
    stock issued in connection with a
    business combination................     (1,382)   (11,023)                                12,883        478
  Change in par value...................   (132,974)   132,974
  Pre-merger transactions of pooled
  company:
    Proceeds from employee stock
      purchase plan and options.........        847        683       (539)                         88      1,079
    Cash dividend.......................                             (909)                                  (909)
                                          ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998............  $     267   $183,151   $321,754      $  7,747      $  --      $512,919
                                          ======================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     Cullen/Frost Bankers, Inc., ("Cullen/Frost" or "the Corporation") through its wholly-owned subsidiary banks provides a broad array of products and services throughout 10 Texas markets. In addition to general commercial banking, other products and services offered include trust and investment management, mortgage banking, leasing, asset-based lending, treasury management and item processing.

     The accounting and reporting policies followed by Cullen/Frost are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant accounting and reporting policies are summarized below.

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Cullen/Frost and its wholly-owned subsidiaries. Condensed parent company financial statements reflect investments in subsidiaries using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared to give retroactive effect to the May 29, 1998 merger with Overton Bancshares, Inc. which was accounted for as a pooling of interests. Certain reclassifications have been made to make prior years comparable.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     SECURITIES -- Securities are classified as held to maturity and carried at amortized cost when the Corporation has the intent and ability to hold the securities until maturity. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at market value with both net realized and unrealized gains and losses included in other income during the period. Securities to be held for indefinite periods of time are classified as available for sale and stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The adjusted carrying value of the specific security sold is used to compute gain or loss on the sale of securities. Declines in value other than temporary declines are adjusted against the security with a charge to operations.

     LOANS -- Interest on loans is accrued and accreted to operations based on the principal amount outstanding. Interest on certain consumer loans is recognized over their respective terms using a method which approximates the interest method. Generally, loans are placed on a non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question as well as when required by regulatory regulations. Once interest accruals are discontinued, uncollected but accrued interest is charged to current year operations. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. Loans which are determined to be uncollectible are charged to the allowance for possible loan losses. The collectability of loans is continually reviewed by management.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES -- The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations. The amount maintained in the allowance reflects management's continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The methodolgy used by the company to determine the level and adequacy of the allowance is consistent with the requirements and recommendations of the primary regulator. Certain loans are accounted for under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." These standards require an allowance to be established as a component of the allowance for loan losses for certain loans when its is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. The allowance for possible loan losses related to loans that are impaired as defined by SFAS No. 114 and SFAS No. 118 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Income on impaired loans is recognized in accordance with SFAS No. 118 which is based on the collectability of the principal amount.

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

     INTANGIBLE ASSETS -- The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line and accelerated basis (as appropriate) over periods generally not exceeding twenty-five years. Core deposit and other intangibles are amortized on an accelerated basis over their estimated lives ranging from five to ten years. Intangible assets are included in other assets. All such intangible assets are periodically evaluated as to the recoverability of their carrying value.

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

     STOCK OPTION PLANS -- On January 1, 1996 the Corporation adopted SFAS No. 123, "Accounting for Stock Based Compensation." The Statement allows the continued use of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations. The Corporation continues to account for its stock option plans in accordance with APB No. 25. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 also allows for the fair value method of accounting for employees stock options. The continued use of APB No. 25 requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

     FINANCIAL DERIVATIVES -- Derivatives are used to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used for these purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.

     Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives currently used for hedging purposes include interest rate swaps. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match its view of the interest rate sensitivity of the Corporation's funding sources. The fair value of derivative contracts are carried off-balance sheet and the unrealized gains and losses on derivative contracts are generally deferred. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the life of the contract in net interest income. Upon contract settlement or early termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the derivative contract. In instances where the underlying instrument is repaid, the cumulative change in the value of the associated derivative is recognized immediately in earnings.

     ACCOUNTING CHANGES -- The following is a brief discussion of the SFAS pronouncements issued by the FASB in 1997, and 1998 which apply to the Corporation.

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Corporation adopted the provisions of this statement in this annual report. These disclosure requirements had no impact on the financial position or operating results of the Corporation.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employer's disclosures about pension and other post retirement benefit plans but does not change the measure of recognition of those plans. The statement standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligation and the fair value of plan assets that will aid financial analysis, and eliminates certain disclosures that are no longer useful. The Corporation adopted the provisions of this statement in this annual report. These disclosure requirements had no impact on the financial position or operating results of the Corporation.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be marked-to-market on an on-going basis. The statement continues to allow derivatives to be used to hedge various risks and provides for specific criteria to be used to determine when hedge accounting can be used. It also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period. In addition, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivatives not accounted for as hedges, changes in fair value are required to be recognized in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Even though early adoption is allowed, the Corporation has no plans to adopt this statement prior to the effective date. The impact on future results will depend on the financial position of the Corporation and the nature and purpose of the derivatives in use by the Corporation at that time.

NOTE B -- ACQUISITIONS

     The transactions listed below, with the exception of the merger with Overton, have been accounted for as purchase transactions with the total cash consideration funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. Results of operations are included from the date of acquisition. The Overton acquisition has been accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and shareholders' equity of the merged entity to be retroactively combined with the Corporation's respective accounts at recorded value. Prior period financial statements have been restated to give effect to the pooling-of-interests method.

1998 MERGERS AND ACQUISITIONS
OVERTON BANCSHARES, INC. -- FORT WORTH

     On May 29, 1998, the Corporation completed the merger of Overton Bancshares, Inc., in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N.A. The merger, which was accounted for as a "pooling-of-interests" transaction, was the Corporation's first entry into the Fort Worth market. With the merger, the Corporation had twelve locations in Fort Worth/Arlington and two in Dallas. The Corporation issued approximately 4.38 million common shares as part of this transaction. As a result of the transaction, the Corporation recorded a merger related charge of $12.2 million primarily consisting of severance payments and other employee benefits, and investment banking fees. In addition, shortly after the merger was consummated the Corporation reclassified approximately $116 million of held to maturity securities of Overton Bancshares, Inc. to available for sale securities.

HARRISBURG BANCSHARES, INC. -- HOUSTON

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. Goodwill associated with the transaction amounted to approximately $24.5 million and approximately $10.6 million of other intangibles associated with the acquisition were recorded. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. This acquisition did not have a material impact on the Corporation's 1998 net income.

1997 ACQUISITION
CORPUS CHRISTI BANCSHARES, INC. -- CORPUS CHRISTI

     On March 7, 1997, the Corporation paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary Citizens State Bank, in Corpus Christi, Texas. Goodwill associated with the transaction amounted to approximately $13.8 million and approximately $7.1 million of other intangibles associated with the acquisition were recorded. The Corporation acquired loans of approximately $108 million and deposits of approximately $184 million. Cullen/Frost's results of operations would not have been materially impacted if the Corpus Christi Bancshares acquisition had occurred at the beginning of 1997 or 1996.

1996 ACQUISITIONS
S.B.T. BANCSHARES, INC. -- SAN MARCOS

     On January 5, 1996, the Corporation paid approximately $17.7 million to acquire S.B.T. Bancshares, Inc., including its subsidiary, State Bank and Trust Company in San Marcos, Texas. Goodwill associated with the transaction amounted to approximately $6.5 million and approximately $4.5 million of other intangibles associated with the acquisition were recorded. The Corporation acquired loans of approximately $51 million and deposits of approximately $112 million.

PARK NATIONAL BANK -- HOUSTON

     On February 15, 1996, the Corporation paid approximately $33.5 million to acquire Park National Bank in Houston, Texas. Goodwill associated with the transaction amounted to approximately $8.4 million and approximately $7.6 million of other intangibles associated with the acquisition were recorded. The Corporation acquired loans of approximately $157 million and deposits of approximately $225 million. Cullen/Frost's results of operations would not have been materially impacted if the Park National Bank acquisition had occurred at the beginning of 1996.

NOTE C -- CASH AND DUE FROM BANKS

     Cullen/Frost subsidiary banks are required to maintain cash or non-interest bearing reserves with the Federal Reserve Bank which are equal to specified percentages of deposits. The average amounts of reserve and contractual balances were $75.1 million for 1998 and $78.3 million for 1997.

NOTE D -- SECURITIES

     A summary of the amortized cost and estimated fair value of securities is presented below.

                                                      DECEMBER 31, 1998
                                       ------------------------------------------------
                                       AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
(in thousands)                           COST        GAINS        LOSSES     FAIR VALUE
-----------------------------------------------------------------------------------------
Securities Held to Maturity:
  U.S. Government agencies and
    corporations..................... $  107,182     $  1,939      $   12    $  109,109
  States and political
    subdivisions.....................      4,232          316                     4,548
  Other..............................         25                                     25
                                       --------------------------------------------------
    Total............................ $  111,439     $  2,255      $   12    $  113,682
                                       ==================================================
Securities Available for Sale:
  U.S. Treasury...................... $  189,240     $    357      $   23    $  189,574
  U.S. Government agencies and
    corporations.....................  1,601,930       13,448       2,980     1,612,398
  State and political subdivisions...    119,962        1,943         907       120,998
  Other..............................     56,504           97          16        56,585
                                       --------------------------------------------------
    Total............................ $1,967,636     $ 15,845      $3,926    $1,979,555
                                       ==================================================

                                                       December 31,1997
                                       --------------------------------------------------
                                       Amortized   Unrealized   Unrealized      Estimated
(in thousands)                           Cost        Gains        Losses        Fair Value
------------------------------------------------------------------------------------------
Securities Held to Maturity:
  U.S. Government agencies and
    corporations.....................  $   205,229    $   5,881   $  1,622       $ 209,488
  States and political
    subdivisions.....................       44,181        2,563      1,032          45,712
  Other..............................        6,018           17         10           6,025
    Total............................  $   255,428    $   8,461   $  2,664       $ 261,225
Securities Available for Sale:
  U.S. Treasury......................  $   341,516    $   2,112   $  1,947       $ 341,681
  U.S. Government agencies and
    corporations.....................    1,148,723       23,386      9,838       1,162,271
  State and political subdivisions...           50                                      50
  Other..............................       10,048                                  10,048
    Total............................  $ 1,500,337    $  25,498   $ 11,785      $1,514,050

     The amortized cost and estimated fair value of securities at December 31, 1998 are presented below by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                           DECEMBER 31, 1998
                                        -------------------------------------------------------
                                           SECURITIES HELD TO         SECURITIES AVAILABLE FOR
                                                MATURITY                        SALE
                                        -------------------------    --------------------------
                                        AMORTIZED      ESTIMATED     AMORTIZED       ESTIMATED
(in thousands)                            COST         FAIR VALUE       COST         FAIR VALUE
-----------------------------------------------------------------------------------------------
Due in one year or less..............   $      55       $      55    $  192,788      $  192,978
Due after one year through five
years................................         565             578        50,755          51,564
Due after five years through ten
years................................       1,670           1,782        37,707          38,264
Due after ten years..................       1,967           2,157        84,456          84,351
                                        -------------------------    --------------------------
                                            4,257           4,572       365,706         367,157
Mortgage-backed securities and
  collateralized mortgage
  obligations........................     107,182         109,110     1,601,930       1,612,398
                                        -------------------------    --------------------------
     Total...........................   $ 111,439       $ 113,682    $1,967,636      $1,979,555
                                        =========================    ==========================

     Proceeds from sales of securities available for sale during 1998 were $900.4 million. During 1998, gross gains of $1,064,000 and gross losses of $705,000 were realized on those sales. Proceeds from sales of securities available for sale during 1997 were $434.5 million. During 1997, gross gains of $556,000 and gross losses of $58,000 were realized on those sales. Proceeds from sales of securities available for sale during 1996 were $240.1 million. During 1996, gross gains of $152,000 and gross losses of $1,044,000 were realized on those sales.

     The carrying value of securities pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law amounted to $1.2 billion at December 31, 1998 and 1997.

NOTE E -- LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     A summary of loans outstanding follows:


                                              December 31
                                       --------------------------
(in thousands)                             1998          1997
-----------------------------------------------------------------
Real estate:
     Construction....................  $    292,789  $    179,201
     Land............................        75,397        60,339
     Permanent mortgages:
          Commercial.................       346,479       259,320
          Residential................       655,484       516,345
     Other...........................       349,255       355,475
Commercial and industrial............     1,211,180       989,355
Consumer.............................       625,018       645,988
Financial institutions...............         7,416         3,767
Foreign..............................        45,187        72,911
Other................................        41,755        37,388
Unearned discount....................        (3,357)       (3,194)
                                       --------------------------
     Total loans.....................  $  3,646,603  $  3,116,895
                                       ==========================

     In the normal course of business, in order to meet the financial needs of its customers, the Corporation is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. No material losses are anticipated as a result of these commitments. Commitments to extend credit and standby letters of credit amounted to $1.2 billion and $53.0 million, respectively, at December 31, 1998. Commitments to extend credit and standby letters of credit amounted to $1.2 billion and $59.4 million, respectively, at December 31, 1997. Commercial and industrial loan commitments represent approximately 71 percent and 74 percent of the total loan commitments outstanding at December 31, 1998 and 1997, respectively.

     The majority of the Corporation's real estate loans are secured by real estate in San Antonio, Houston and Fort Worth. Mortgage loans of approximately $14.0 million and $10.0 million were held for sale by the Corporation and are included in residential permanent mortgages at December 31, 1998 and 1997, respectively. These loans are valued at the lower of cost or market, on an aggregate basis.

     In the normal course of business, Cullen/Frost subsidiary banks make loans to directors and officers of both Cullen/Frost and its subsidiaries. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans made to directors and executive officers of Cullen/Frost and its significant subsidiaries, including loans made to their associates, amounted to $45.3 million and $51.9 million at December 31, 1998 and 1997, respectively. During 1998, additions to these loans amounted to $47.4 million, repayments totaled $53.7 million and other changes totaled $335,000. These other changes consist primarily of changes in related-party status. Standby letters of credit extended to directors and executive officers of Cullen/Frost and its significant subsidiaries and their associates amounted to $614,000 and $692,000 at December 31, 1998 and 1997, respectively.

     A summary of the changes in the allowance for possible loan losses follows:


                                              Year Ended December 31
                                          -------------------------------
(in thousands)                              1998       1997       1996
-------------------------------------------------------------------------
Balance at the beginning of the year....  $  48,073  $  42,821  $  36,525
Provision for possible loan losses......     10,393      9,174      8,494
Loan loss reserve of acquired
  institutions..........................      1,250      2,105        627
Net charge-offs:
     Losses charged to the allowance....    (12,548)    (9,927)   (10,621)
     Recoveries.........................      6,448      3,900      7,796
                                          -------------------------------
          Net charge-offs...............     (6,100)    (6,027)    (2,825)
                                          -------------------------------
Balance at the end of the year..........  $  53,616  $  48,073  $  42,821
                                          ===============================

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At December 31, 1998, the majority of the impaired loans were real estate loans and collectability was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans for 1998 and 1997 was $70,000 and $82,000, respectively. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:


                                              December 31
                                          --------------------
(in thousands)                              1998       1997
--------------------------------------------------------------
Impaired loans with no valuation
  reserve...............................  $   1,924  $   1,940
Impaired loans with a valuation
  reserve...............................      2,779      3,265
                                          --------------------
Total recorded investment in impaired
  loans.................................  $   4,703  $   5,205
                                          ====================
Valuation reserve.......................  $   1,834  $   2,199

The average recorded investment in impaired loans was $5.7 million and $5.5 million for the years ended December 31, 1998 and 1997, respectively.

NOTE F -- NON-PERFORMING ASSETS

     A summary of non-performing assets follows:


                                              December 31
                                          --------------------
(in thousands)                              1998       1997
--------------------------------------------------------------
Non-accrual.............................  $  12,997  $  13,077
Foreclosed assets.......................      4,107      5,011
                                          --------------------
                                          $  17,104  $  18,088
                                          ====================


The Corporation did not have any restructured loans for the years ended December 31, 1998 and 1997, respectively.

     Cullen/Frost recognized interest income on non-accrual and restructured loans of approximately $742,000, $594,000 and $302,000 in 1998, 1997 and 1996,
respectively. Had these reduced earning and non-earning loans performed according to their original contract terms, Cullen/Frost would have recognized additional interest income of approximately $1,262,000 in 1998, $1,167,000 in 1997 and $1,239,000 in 1996.

NOTE G -- BANKING PREMISES AND EQUIPMENT

     A summary of banking premises and equipment follows:

                                                                        December 31
                                       -----------------------------------------------------------------------------
                                                       1998                                    1997
                                       -------------------------------------   -------------------------------------
                                                    ACCUMULATED                             Accumulated
                                                    DEPRECIATION      NET                   Depreciation      Net
                                                        AND         CARRYING                    and         Carrying
(in thousands)                            COST      AMORTIZATION     VALUE        Cost      Amortization     Value
--------------------------------------------------------------------------------------------------------------------
Land.................................  $   44,528                   $ 44,528   $   43,257                   $ 43,257
Buildings............................      64,103     $ 22,012        42,091       58,178     $ 20,503        37,675
Furniture and equipment..............     104,200       79,730        24,470       98,926       73,727        25,199
Leasehold improvements...............      37,881       19,519        18,362       35,721       16,519        19,202
Construction in progress.............       7,839                      7,839        3,377                      3,377
                                       -----------------------------------------------------------------------------
     Total banking premises and
       equipment.....................  $  258,551     $121,261      $137,290   $  239,459     $110,749      $128,710
                                       =============================================================================

NOTE H -- DEPOSITS

     A summary of deposits outstanding by category follows:

                                              December 31
                                       --------------------------
(in thousands)                               1998          1997
-----------------------------------------------------------------
Demand deposits......................  $  1,843,499  $  1,548,565
Savings and Interest-on-Checking.....       961,597       855,783
Money market deposit accounts........     1,493,778     1,255,237
Time accounts of $100,000 or more....       662,923       599,953
Time accounts under $100,000.........       601,198       616,192
Other................................       282,492       293,360
                                       --------------------------
     Total deposits..................  $  5,845,487  $  5,169,090
                                       ==========================


     At December 31, 1999, the Corporation's aggregate amount of maturities of public and private time accounts are as follows: 1999 -- $1,295,565,000;
2000 -- $66,700,000; 2001 -- $6,466,000; 2002 -- $4,464,000; 2003 -- $2,303,000;
and thereafter $217,000. Foreign deposits totaled $672,607,000 and $632,477,000 at December 31, 1998 and 1997, respectively.

NOTE I -- BORROWED FUNDS

     Cullen/Frost has a $7.5 million revolving credit facility with another financial institution. The line of credit bears interest at prime. There were no borrowings outstanding on this line at December 31, 1998 and 1997.

     The Corporation has received advances totaling $13,295,000 from the Federal Home Loan Bank (FHLB) under provisions of a credit facility designed to enable the Corporation to fund long-term loans. The advances mature on November 1, 2002 through July 2, 2018, bear interest at the FHLB's floating rate (average 6.11% at December 31, 1998), and are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation, and any Bank funds on deposit with the FHLB.

     Scheduled payments and maturity due under terms of the advances are as follows:


(in thousands)                           FHLB Advances
------------------------------------------------------
1999.................................      $  3,775
2000.................................           568
2001.................................           604
2002.................................           749
2003.................................         6,021
Subsequent to 2003...................         1,578
                                        --------------
     Total...........................      $ 13,295
                                        ==============

     The following table represents balances as they relate to securities sold under repurchase agreements:


                                       Year Ended December 31
                                       ----------------------
(in thousands)                              1998        1997
-------------------------------------------------------------
Balance at year end..................  $  209,526  $  175,839
Maximum month-end balance............     209,526     175,839
For the year:
  Average daily balance..............     175,699     153,586


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

     The Corporation used the majority of the proceeds of the sale of the Junior Subordinated Debentures for acquisitions and the repurchase of the Corporation's common stock. The Capital Securities are included in the Tier 1 capital of the Corporation for regulatory capital purposes and are reported as debt on the balance sheet, net of deferred issuance costs. The Corporation records distributions payable on the Capital Securities as interest expense. The Corporation has the right to defer payments of interest on the Junior Subordinated Debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period. Under the terms of the Junior Subordinated Debentures, in the event that under certain circumstances there is an event of default under the Junior Subordinated Debentures or the Corporation has elected to defer interest on the Junior Subordinated Debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

     On March 13, 1997, the Corporation and the Issuer Trust, filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register under the Securities Act of 1933 the exchange of up to $100 million aggregate Liquidation Amount of "new" 8.42 percent Capital Securities, Series
A for
the then outstanding Capital Securities. On April 25, 1997, the Corporation exchanged all of the outstanding Capital Securities for registered Capital Securities. The "new" Capital Securities have the same terms as the "old" Capital Securities. This exchange enhanced the transferability of the Capital Securities and had no impact on redemption of the Capital Securities, the Junior subordinated Debentures issued by the Company, the Company's guarantee of the Capital Securities, or other matters described above.

NOTE J -- COMMON STOCK AND EARNINGS PER COMMON SHARE

     In accordance with SFAS 128, the reconciliation of earnings per share for 1998, 1997 and 1996 follows:

                                                    December 31
                                          -------------------------------
(in thousands, except per share amounts)    1998       1997       1996
-------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income........  $  75,645  $  72,967  $  62,938
                                          ===============================
Denominators:
Denominators for basic earnings per
  share, average outstanding common
  shares................................     26,575     26,499     26,597
Dilutive effect of stock options........        764        877        629
                                          ===============================
Denominator for diluted earnings per
  share.................................     27,339     27,376     27,226
                                          ===============================
Earnings per share:
Basic...................................  $    2.85  $    2.75  $    2.37
Diluted.................................       2.77       2.67       2.31

NOTE K -- DIVIDENDS

     In the ordinary course of business Cullen/Frost is dependent upon dividends from its subsidiary banks to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. The amount of dividends that subsidiary banks may declare is subject to regulations. Without prior regulatory approval, the subsidiary banks had approximately $53.3 million available for the payment of dividends to Cullen/Frost at December 31, 1998.

NOTE L -- CAPITAL

     The table below reflects various measures of regulatory capital at year end 1998 and 1997 for the Corporation.

                                        DECEMBER 31, 1998      December 31, 1997
                                       --------------------   --------------------
(in thousands)                            AMOUNT      RATIO      Amount      Ratio
----------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital..................  $    512,125   12.23%  $    480,755   13.21%
     Tier 1 Capital Minimum
       requirement...................       167,470    4.00        145,602    4.00
     Total Capital...................  $    564,477   13.48%  $    526,287   14.46%
     Total Capital Minimum
       requirement...................       334,940    8.00        291,204    8.00
     Risk-adjusted assets, net of
       goodwill......................  $  4,186,744           $  3,640,055
Leverage ratio.......................                  7.71%                  8.22%
Average equity as a percentage of
  average assets.....................                  7.63                   7.83

     At December 31, 1998 and 1997, the Corporation's subsidiary banks were considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and the Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation and its subsidiary banks currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 1998.

     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.

NOTE M -- LEASES AND RENTAL AGREEMENTS

     Rental expense for all leases amounted to $13.9 million, $12.8 million and $12.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years. Both leases allow for purchase of the related asset under specific terms.

     A summary of the total future minimum rental commitments due under non-cancelable equipment leases and long-term agreements on banking premises at December 31, 1998 follows:

                                           Total
(in thousands)                          Commitments
---------------------------------------------------
1999.................................     $13,802
2000.................................      13,273
2001.................................      12,668
2002.................................      11,809
2003.................................      10,651
Subsequent to 2003...................      34,800
                                        -----------
     Total future minimum rental
      commitments....................     $97,003
                                        ===========

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

     The following table summarizes benefit obligation and plan asset activity for the plans.

(in thousands)                              1998       1997
--------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of
     year...............................  $  51,776  $  44,796
  Service cost..........................      2,915      2,741
  Interest cost.........................      3,711      3,319
  Plan Amendments.......................      6,071
  Actuarial loss........................      2,545      2,103
  Benefits paid.........................     (1,352)    (1,183)
                                          --------------------
  Benefit obligation at end of year.....  $  65,666  $  51,776
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning
  of year...............................  $  42,357  $  31,676
  Actual return on plan assets..........      6,601      4,550
  Employer contributions................        154      7,313
  Benefits paid.........................     (1,352)    (1,183)
                                          --------------------
  Fair value of plan assets at end of
  year..................................  $  47,760  $  42,356
  Funded status of the plan.............  $  17,906  $   9,420
  Unrecognized net actuarial loss.......     (7,329)    (7,876)
  Unrecognized prior service cost.......     (9,805)    (4,292)
  Unrecognized net transition asset.....        490        590
                                          --------------------
  (Prepaid) accrued benefit cost........  $   1,262  $  (2,158)
                                          ====================
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31
  Discount rate.........................       6.75%      7.25%
  Expected return on plan assets........       9.00       9.00
  Rate of compensation increase.........       5.00       5.00

     Net pension cost included the following components:


(in thousands)                              1998       1997       1996
-------------------------------------------------------------------------
Service cost for benefits earned during
  the year..............................  $   2,915  $   2,741  $   2,035
Expected return on plan assets, net of
  expenses..............................     (3,765)    (3,000)    (2,401)
Interest cost on projected benefit
  obligation............................      3,711      3,319      2,947
Net amortization and deferral...........        714        742      1,361
                                          -------------------------------
     Net pension cost...................  $   3,575  $   3,802  $   3,942
                                          ===============================

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

SAVINGS PLANS --

     The Corporation maintains a 401(k) stock purchase plan (the "401(k)
Plan"). The 401(k) Plan permits each participant to make before- or after-tax contributions up to 16 percent of eligible compensation. Cullen/Frost makes matching contributions to the 401(k) Plan based on the amount of each participant's contributions up to a maximum of six percent of eligible compensation. Eligible employees must complete 90 days of service to be eligible for enrollment and beginning on January 1, 1999, vest in the Corporation's matching contributions immediately. The Corporation's gross expenses related to the 401(k) Plan were $2.8 million, $2.3 million and $2.0 million for 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996, the Corporation utilized forfeitures with a value of $199,000, $308,000 and $449,000, respectively, to offset this expense.

     The 1991 Thrift Incentive Stock Purchase Plan ("1991 Stock Purchase Plan") was adopted to offer those employees whose participation in the 401(k) Plan is limited an alternative means of receiving comparable benefits. The Corporation's expenses related to the 1991 Stock Purchase Plan were $861,000, $743,000 and $754,000 for 1998, 1997 and 1996, respectively.

EXECUTIVE STOCK PLANS --

     The Corporation has four executive stock plans and one outside director stock plan; the 1983 Nonqualified Stock Option Plan ("1983 Plan"), the 1988 Nonqualified Stock Option Plan ("1988 Plan"), the Restricted Stock Plan, the 1992 Stock Plan and the 1997 Outside Directors Stock plan ("1997 Plan"). The 1992 Stock Plan is an all-inclusive plan, with an aggregate of 2,805,029 shares of common stock authorized for award. The 1992 Stock Plan has replaced all other previously approved executive stock plans.

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

     The following is a summary of option transactions in each of the last three years.

                                               1983 Plan                1988 Plan                      1992 Plan
                                         ----------------------   ----------------------   ----------------------------------
                                                       Weighted                 Weighted    Shares                   Weighted
                                           Options     Average      Options     Average    Available     Options     Average
                                         Outstanding    Price     Outstanding    Price     For Grant   Outstanding    Price
-----------------------------------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1995..................    55,534      $ 4.73      232,794      $ 5.18     740,456       828,066     $18.55
Granted.................................                                                   (403,000)      403,000      30.34
Exercised...............................   (13,036)       4.14      (53,958)       5.14                   (38,906)     17.73
Canceled................................    (5,868)       5.46         (788)       5.46      21,234       (21,234)     19.05
                                         ------------------------------------------------------------------------------------
Balance, Dec. 31, 1996..................    36,630        4.83      178,048        5.20     358,690     1,170,926      22.56
Authorized..............................                                                  1,000,000
Granted.................................                                                   (176,000)      176,000      48.19
Exercised...............................   (10,248)       5.46      (35,715)       5.05                   (95,838)     18.30
Canceled................................                                                      9,380        (9,380)     22.66
                                         ------------------------------------------------------------------------------------
Balance, Dec. 31, 1997..................    26,382        4.58      142,333        5.24   1,192,070     1,241,708      26.52
Granted.................................                                                   (420,900)      420,900      49.40
Exercised...............................   (16,246)       4.04      (13,082)       4.41                   (63,035)     20.49
Canceled................................                                                      7,540        (7,540)     52.52
                                         ------------------------------------------------------------------------------------
Balance, Dec. 31, 1998..................    10,136      $ 5.46      129,251      $ 5.32     778,710     1,592,033     $32.69
                                         ====================================================================================
At Dec. 31, 1998
                                                                                                                $12.73-$18.13*
Per Share Price Range...................                 $5.46               $3.01-$5.46
                                                                                                                 22.88-*30.25*
                                                                                                                 48.19-*60.63**
Weighted-Average Remaining Contractual                                                                           *  5.2 Years
  Life..................................              2.8 Years                2.7 Years
                                                                                                                 ** 7.3 Years
                                                                                                                 ***9.4 Years

                                                      1997 Plan
                                          ----------------------------------
                                           Shares                   Weighted
                                          Available     Options     Average
                                          For Grant   Outstanding    Price
----------------------------------------------------------------------------
Balance, Dec. 31, 1995..................
Granted.................................
Exercised...............................
Canceled................................
Balance, Dec. 31, 1996..................
Authorized..............................   150,000
Granted.................................   (18,000)      18,000      $45.1
Exercised...............................
Canceled................................
                                          ----------------------------------
Balance, Dec. 31, 1997..................   132,000       18,000       45.13
Granted.................................   (36,000)      36,000       53.75
Exercised...............................
Canceled................................
                                          ----------------------------------
Balance, Dec. 31, 1998..................    96,000       54,000      $50.88
                                          ==================================
At Dec. 31, 1998
Per Share Price Range...................                       $45.13-$53.75
Weighted-Average Remaining Contractual
  Life..................................                           9.2 Years

  *Includes 453,113 options of which 391,753 are exercisable both with a weighted-average exercise price of $17.25.

 **Includes 549,320 options of which 231,196 are exercisable both with a weighted-average exercise price of $27.92.

***Includes 589,600 options of which 34,800 are exercisable both with a weighted-average exercise price of $48.99.

     There were 851,136, 649,978 and 533,473 options exercisable for 1998, 1997, and 1996 with a weighted-average exercise price of $21.37, $16.66 and $12.43, respectively. The 1998 options were awarded having a ten-year life with a three-year cliff vesting period. In general, options awarded prior to 1998 had a ten-year life with a five-year vesting period. These plans which were approved by shareholders were established to enable the Corporation to retain and motivate key employees. A committee of non-participating directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract. The Corporation has common stock reserved for future issuance upon the grant and exercise of options of 2,660,130 shares.

     In accounting for the impact of issuing stock options, the Corporation has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and
Related Interpretation as allowed by SFAS No. 123, rather than to follow the recognition requirements of SFAS No. 123, which requires fair value accounting. SFAS No. 123 requires disclosure of pro forma net income and earnings per share information assuming that stock options granted in 1996, 1997 and 1998 have been accounted for in accordance with the fair value requirements of SFAS No. 123.

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

     The following weighted-average assumptions were used for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.87 percent, 5.37 percent and
6.50 percent; dividend yield of 2.25 percent, 2.00 percent and 2.50 percent; volatility factors of the expected market price of the Corporation's common stock of 23 percent, 19 percent and 21 percent; and weighted-average expected lives of the options of 8 years. The weighted-average grant-date fair value of options granted during 1998, 1997 and 1996 was $16.71, $13.18, and $9.48, respectively. For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Corporation's proforma information as if compensation expense had been recognized in accordance with SFAS 123 is summarized below:


(in thousands except per share amounts)    1998       1997       1996
----------------------------------------------------------------------
Proforma net income*.................  $  74,345  $  72,265  $  65,652
Proforma earnings per common share
     Basic...........................  $    2.80  $    2.73  $    2.36
     Diluted.........................       2.79       2.72       2.36

*Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its proforma effect is not necessarily indicative of its impact on future years.

     In 1998, restricted stock grants of 41,500 were awarded under the 1992 Stock Plan. Restricted stock grants awarded under the 1992 Stock Plan totaled 58,500 and 3,000 shares for 1997 and 1996, respectively. The weighted-average price for these awards equaled the market price at the date of grant and was $49.30, $48.19, and $26.75 for 1998, 1997 and 1996, respectively. Deferred compensation expense related to the restricted stock was $1.5 million in 1998, $707,000 in 1997, and $472,000 in 1996. Restricted shares are generally awarded under a three- to four-year cliff vesting period. The market value of restricted shares at the date of grant is expensed over the restriction period.

     The Corporation has change-in-control agreements with 19 of its executives. Under seven of these agreements, as revised, each covered person could receive, in the event of a change in control, one-half of his base compensation upon the effectiveness of the change in control, and from one and one-half times up to
2.49 times (depending on the executive) of his average annual W-2 compensation during the previous five years if such person is constructively terminated or discharged for reasons other than cause within two years following the change in control. Under the remaining 12 agreements, each covered person could receive from two times up to 2.99 times (depending on the executive) of his average W-2 compensation during the previous five years if such person is constructively terminated or discharged for reasons other than cause within two years following the change in control. These agreements, other than certain instances of stock appreciation and SERPS, limit payments to avoid being considered "parachute payments" as defined by the Internal Revenue Code. The maximum contingent liability under these agreements approximated $12 million at December 31, 1998.

     The Corporation has no material liability for post-retirement or post-employment benefits other than pensions.

NOTE O -- INCOME TAXES

     The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the years ended December 31, 1998, 1997, and 1996.

(in thousands)                           1998       1997       1996
----------------------------------------------------------------------
Current income tax expense...........  $  47,669  $  46,236  $  38,274
Deferred income tax..................     (5,574)    (6,681)    (3,865)
                                       -------------------------------
Income tax expense as reported.......  $  42,095  $  39,555  $  34,409
                                       ===============================

     The following is a reconciliation of the difference between income tax expense as reported and the amount computed by applying the statutory income tax rate to income before income taxes:

                                            Year Ended December 31
                                       ---------------------------------
(in thousands)                            1998        1997       1996
------------------------------------------------------------------------
Income before income taxes...........  $  117,740  $  112,522  $  97,347
Statutory rate.......................          35%         35%        35%
                                       ---------------------------------
Income tax expense at the statutory
  rate...............................      41,209      39,383     34,071
Effect of tax-exempt interest........      (1,820)     (1,298)    (1,145)
Amortization of goodwill.............       1,410       1,027        778
Acquisition costs....................         931
Other................................         365         443        705
                                       ---------------------------------
Income tax expense as reported.......  $   42,095  $   39,555  $  34,409
                                       =================================
Tax (expense) benefits related to
  security transactions..............  $     (126) $     (174) $     312
                                       =================================

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998, and 1997 are presented below:

(in thousands)                           1998       1997
-----------------------------------------------------------
Deferred tax assets:
     Allowance for possible loan
      losses.........................  $  18,766  $  16,769
     Building modification reserve...      1,592      1,592
     Gain on sale of assets..........      1,079      1,101
     Net occupancy restructuring.....                   211
     Other...........................      1,601      1,076
                                       --------------------
          Total gross deferred tax
             assets..................     23,038     20,749
Deferred tax liabilities:
     Prepaid expenses................  $    (569) $    (598)
     Unrealized gain on securities
      available for sale.............     (4,172)    (4,795)
     Intangibles.....................     (3,896)    (2,203)
     Bank premises and equipment.....       (351)      (446)
     Other...........................       (500)    (1,427)
                                       --------------------
          Total gross deferred tax
             liabilities.............     (9,488)    (9,469)
                                       --------------------
          Net deferred tax asset.....  $  13,550  $  11,280
                                       ====================

     At December 31, 1998 and 1997, no valuation allowance for deferred tax assets was necessary because they were supported by recoverable taxes paid in prior years.

NOTE P -- NON-INTEREST EXPENSE

     Significant components of other non-interest expense for the years ended December 31, 1998, 1997, and 1996 are presented below:

                                           Year Ended December 31
                                       -------------------------------
(in thousands)                           1998       1997       1996
----------------------------------------------------------------------
Outside computer service.............  $   9,380  $   7,936  $   9,823
Other professional expenses..........      6,327      5,793     10,425
Stationery, printing and supplies....      6,024      5,850      7,199
Armored motor service................      3,946      3,497      4,091
Postage and express..................      3,830      3,558      4,204
Other................................     46,337     38,880     22,953
                                       -------------------------------
     Total...........................  $  75,844  $  65,514  $  58,695
                                       ===============================

NOTE Q -- CASH FLOW DATA

     For purposes of reporting cash flow, cash and cash equivalents include the following:

                                                     December 31
                                          ----------------------------------
(in thousands)                               1998        1997        1996
----------------------------------------------------------------------------
Cash and due from banks.................  $  684,941  $  637,613  $  901,239
Federal funds sold......................     102,900     190,000      52,850
                                          ----------------------------------
     Total..............................  $  787,841  $  827,613  $  954,089
                                          ==================================

     Generally, Federal funds are sold for one-day periods and securities purchased under resale agreements are held for less than thirty-five days.

     Supplemental cash flow information is as follows:

                                                Year Ended December 31
                                          ----------------------------------
(in thousands)                               1998        1997        1996
----------------------------------------------------------------------------
Cash paid:
     Interest...........................  $  164,150  $  144,512  $  126,982
     Income Taxes.......................      45,968      39,391      36,796
Non-cash items:
     Loans originated to facilitate the
       sale of foreclosed assets........         269       1,690         848
     Loan foreclosures..................       1,995       4,240       3,449

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

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated balance sheet for cash and due from banks and Federal funds sold approximate their fair value.

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

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                            December 31
                                        ----------------------------------------------------
                                                  1998                         1997
                                        ----------------------------------------------------
                                                       ESTIMATED                  ESTIMATED
                                         CARRYING        FAIR        CARRYING        FAIR
(IN THOUSANDS)                            AMOUNT        VALUE         AMOUNT        VALUE
--------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents.......   $  787,841    $  787,841    $  827,613    $  827,613
     Securities......................    2,091,703     2,093,946     1,771,418     1,777,215
     Loans...........................    3,646,603     3,678,077     3,116,895     3,130,065
     Allowance for loan losses.......      (53,616)                    (48,073)
                                        ----------------------------------------------------
          Net loans..................    3,592,987     3,678,077     3,068,822     3,130,065
Financial liabilities:
     Deposits........................    5,845,487     5,845,859     5,169,090     5,169,114
     Short-term borrowings...........      305,564       305,564       230,774       230,774
     Guaranteed preferred beneficial
       interest in the Corporation's
       junior subordinated deferrable
       interest debentures, net......       98,458       108,340        98,403       107,420
Off-balance sheet instruments:
     Interest rate swaps.............                     (2,505)                     (1,836)
     Interest rate floors............                                                    692

NOTE S -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Corporation has off-balance sheet interest rate swaps to hedge its interest rate risk by essentially converting fixed-rate loans into synthetic variable-rate instruments. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match its view of the interest rate sensitivity of the Corporation's funding sources. The Corporation had 22 interest rate swaps at December 31, 1998 with a notional amount of $75 million compared to 42 interest rate swaps at December 31, 1997 with a notional amount of $267 million. Each swap was a hedge against a specific commercial fixed-rate loan or against a specific pool of consumer fixed-rate loans with lives ranging from two to ten years where the Corporation pays a fixed rate and receives a floating rate. In each case, the amortization of the interest rate swap generally matches the expected amortization of the underlying loan or pool of loans. These interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps\floors is accrued as an adjustment to interest income and was not material in 1998 or 1997. In the third quarter of 1998, the Corporation terminated interest rate swaps hedging fixed rate consumer loans. The Corporation is amortizing the loss on the transaction of $1.9 million over the remaining term of the interest swaps ending in the second quarter of 2002. During 1998, the Corporation terminated all three of its interest rate floor agreements with a notional amount totaling $500 million and an original term of three years. These interest rate floors were purchased in 1997 for the purpose of hedging floating interest rate exposure in commercial loan accounts in an environment of falling interest rates. The Corporation is amortizing the gain on the transaction of $2.8 million over the remaining term of the interest rate floors.

     The Corporation's credit exposure on interest rate swaps\floors is limited to the net favorable value of all swaps\floors to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps\floors exceeds a nominal amount considered to be immaterial. At December 31, 1998, the Corporation's credit exposure relating to interest rate swaps\floors was immaterial. The fair value and related carrying amounts of the interest rate swaps can be found in footnote R on page 53.

     Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 1998, 1997 and 1996, is summarized as follows:

                                              Swaps
                                           Amortizing        Interest Rate        Total
(in millions)                           Receive Floating         Floors        Derivatives
-------------------------------------------------------------------------------------------
Balance, December 31, 1995...........         $ 142                                $142
     Additions.......................           168                                 168
     Amortization and maturities.....           (48)                                (48)
     Terminations....................           (11)                                (11)
                                        ---------------------------------------------------
Balance, December 31, 1996...........           251                                 251
     Additions.......................           125               $500              625
     Amortization and maturities.....           (89)                                (89)
     Terminations....................           (20)                                (20)
                                        ---------------------------------------------------
Balance, December 31, 1997...........           267                500              767
     Additions.......................            19                                  19
     Amortization and maturities.....           (55)                                (55)
     Terminations....................          (156)              (500)            (656)
                                        ---------------------------------------------------
Balance, December 31, 1998...........         $  75               $ --             $ 75
                                        ===================================================

NOTE T -- CONTINGENCIES

     Certain subsidiaries of Cullen/Frost are defendants in various matters of litigation which have arisen in the normal course of conducting a commercial banking business. In the opinion of management, the disposition of such pending litigation will not have a material effect on Cullen/Frost's consolidated financial position.

NOTE U -- SUBSEQUENT EVENTS (UNAUDITED)

1999 ACQUISITION

KELLER STATE BANK -- KELLER

     On January 15, 1999, the Corporation paid approximately $18.7 million to acquire Keller State Bank, of Keller, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million. Total intangibles associated with the acquisition amounted to approximately $11.8 million. This acquisition is not expected to have a material impact on the Corporation's 1999 net income.

INVESTMENT BANKING SUBSIDIARY

     On January 26, 1999 the Corporation announced its intent to seek Federal Reserve Bank approval to form a Section 20 investment banking subsidiary to be based in Dallas, Texas. The new subsidiary, to be named Frost Securities, Inc. is expected to be operational by July 1 and will offer a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.

PENDING ACQUISITIONS

COMMERCE FINANCIAL CORPORATION

     On February 17, 1999, the Corporation entered into a definitive agreement to acquire Commerce Financial Corporation of Fort Worth, Texas which had deposits of $174 million and loans of $76 million at December 31, 1998. The Corporation agreed to pay approximately $42.25 million. The acquisition is expected to be completed in the second quarter of 1999 following shareholder and regulatory approval. This transaction will be accounted for as a purchase with total cash consideration being funded through internal sources.

PROFESSIONAL INSURANCE AGENTS, INC.

     On March 3, 1999, Frost Insurance Agency, a subsidiary of The Frost National Bank, signed a letter of intent to acquire Professional Insurance Agents, Inc. (PIA), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offers corporate and personal property and casualty insurance as well as group, health and life insurance products to individuals and businesses. The transaction is subject to regulatory approval, and is expected to close in the second quarter of 1999. The purchase method of accounting will be used to record the transaction.

NOTE V -- OPERATING SEGMENTS

     The Corporation has two reportable operating segments: Banking and the Financial Management Group. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct and indirect lending, mortgage lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management and brokerage services. These business units were identified through the products and services that are offered within each unit.

     The accounting policies of each reportable segment are the same as those of the Corporation described in Note A, except for the following items. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company (included in Non-Banks) records the tax expense or benefit necessary to reconcile to the consolidated total.

                                                        Financial
                                                       Management                         Consolidated
(in thousands)                          Banking           Group          Non-Banks            Total
-------------------------------------------------------------------------------------------------------
1998:
NET INTEREST INCOME (EXPENSE)........   $270,261         $ 6,456          $ (8,744)         $ 267,973
PROVISION FOR POSSIBLE LOAN LOSSES...     10,337              56                               10,393
NON-INTEREST INCOME..................     84,820          53,162               684            138,666
NON-INTEREST EXPENSE.................    223,473          37,282             5,507            266,262
                                        ---------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME
  TAXES..............................    121,271          22,280           (13,567)           129,984*
INCOME TAX EXPENSE (CREDIT)..........     42,445           7,783            (5,400)            44,828
                                        ---------------------------------------------------------------
OPERATING EARNINGS (LOSS)............   $ 78,826         $14,497          $ (8,167)         $  85,156*
                                        ===============================================================
AVERAGE ASSETS (IN MILLIONS).........   $  6,413         $    31          $    N/M          $   6,418
=======================================================================================================
1997
Net interest income (expense)........   $236,998         $ 6,100          $ (7,963)         $ 235,135
Provision for possible loan losses...      9,169               5                                9,174
Non-interest income..................     73,136          48,220               346            121,702
Non-interest expense.................    195,870          34,507             4,764            235,141
                                        ---------------------------------------------------------------
Income (loss) before income taxes....    105,095          19,808           (12,381)           112,522
Income tax expense (credit)..........     36,783           6,930            (4,158)            39,555
                                        ---------------------------------------------------------------
Net income (loss)....................   $ 68,312         $12,878          $ (8,223)         $  72,967
                                        ===============================================================
Average assets (in millions).........   $  5,654         $    24          $    N/M          $   5,688
=======================================================================================================
1996
Net interest income (expense)........   $206,662         $ 5,143          $    (88)         $ 211,717
Provision for possible loan losses...      8,487               7                                8,494
Non-interest income..................     63,433          40,712                33            104,178
Non-interest expense.................    172,683          31,668             5,703            210,054
                                        ---------------------------------------------------------------
Income (loss) before income taxes....     88,925          14,180            (5,758)            97,347
Income tax expense (credit)..........     31,124           4,936            (1,651)            34,409
                                        ---------------------------------------------------------------
Net income (loss)....................   $ 57,801         $ 9,244          $ (4,107)         $  62,938
                                        ===============================================================
Average assets (in millions).........   $  5,270         $    14          $    N/M          $   5,113
=======================================================================================================

* Excludes the after-tax impact of the $12.2 million Overton merger related charge. See discussion on page 13.

NOTE W -- CONDENSED PARENT CORPORATION FINANCIAL STATEMENTS
     Condensed financial information of the parent Corporation as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 follows:


                                           Year Ended December 31
                                       -------------------------------
STATEMENT OF OPERATIONS (in thousands)     1998       1997       1996
----------------------------------------------------------------------
INCOME:
    Dividends from second tier bank
      holding company subsidiary.....  $  91,673  $  23,514  $  66,137
    Interest and other...............      2,943      5,075        713
                                       -------------------------------
        TOTAL INCOME.................     94,616     28,589     66,850
EXPENSES:
    Salaries and employee benefits...      6,698      3,350      4,504
    Interest expense.................      8,761      7,962         56
    Other............................      6,635      1,414      1,197
                                       -------------------------------
        TOTAL EXPENSES...............     22,094     12,726      5,757
                                       -------------------------------
        INCOME BEFORE INCOME TAX
          CREDITS AND EQUITY IN
          UNDISTRIBUTED NET INCOME OF
          SUBSIDIARIES...............     72,522     15,863     61,093
Income tax credits...................      4,812      2,326      1,439
Equity in undistributed net income of
  subsidiaries.......................     (1,689)    54,778        406
                                       -------------------------------
        NET INCOME...................  $  75,645  $  72,967  $  62,938
                                       ===============================


                                           December 31
                                       --------------------
BALANCE SHEETS (in thousands)            1998       1997
-----------------------------------------------------------
ASSETS
Cash.................................  $     304  $     241
Securities purchased under resale
  agreements.........................    100,830     43,990
Loans to non-bank subsidiaries.......         52         52
Investments in second tier bank
  holding company subsidiary.........    527,124    529,982
Other................................      2,370      2,646
                                       --------------------
        TOTAL ASSETS.................  $ 630,680  $ 576,911
                                       ====================
LIABILITIES
Other................................  $  16,210  $  12,486
Guaranteed preferred beneficial
  interest in the Corporation's
  junior subordinated deferrable
  interest debentures................    101,551    101,496
                                       --------------------
        TOTAL LIABILITIES............    117,761    113,982
SHAREHOLDERS' EQUITY.................    512,919    462,929
                                       --------------------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY.........  $ 630,680  $ 576,911
                                       ====================


                                           Year Ended December 31
                                       -------------------------------
STATEMENTS OF CASH FLOWS (in thousands)   1998       1997       1996
----------------------------------------------------------------------
OPERATING ACTIVITIES
Net income...........................  $  75,645  $  72,967  $  62,938
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Net income of subsidiaries.......    (89,984)   (78,292)   (66,543)
    Dividends from subsidiaries......     91,673     23,514     66,137
    Net change in other liabilities
      and assets.....................      5,557      1,523      1,427
                                       -------------------------------
        NET CASH PROVIDED BY
          OPERATING ACTIVITIES.......     82,891     19,712     63,959
INVESTING ACTIVITIES
Capital contributions to
  subsidiaries.......................               (88,211)   (53,386)
Net decrease in loans................                   160        986
                                       -------------------------------
        NET CASH USED BY INVESTING
          ACTIVITIES.................               (88,051)   (52,400)
FINANCING ACTIVITIES
Proceeds from issuance of guaranteed
  preferred beneficial interest in
  the Corporation's junior
  subordinated deferrable interest
  debentures.........................               101,446
Purchase of treasury stock...........     (3,495)   (17,834)    (1,164)
Net proceeds from issuance of common
  stock..............................      7,983      3,735      1,182
Cash dividends.......................    (30,476)   (22,256)   (18,754)
                                       -------------------------------
        NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES.......    (25,988)    65,091    (18,736)
                                       -------------------------------
        INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS.......     56,903     (3,248)    (7,177)
Cash and cash equivalents at
  beginning of year..................     44,231     47,479     54,656
                                       -------------------------------
        CASH AND CASH EQUIVALENTS AT
          END OF YEAR................  $ 101,134  $  44,231  $  47,479
                                       ===============================

Report of Ernst & Young LLP
Independent Auditors

SHAREHOLDERS AND BOARD OF DIRECTORS
CULLEN/FROST BANKERS, INC.

     We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. and Subsidiaries (Cullen/Frost) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Cullen/Frost and Overton Bancshares, Inc. and Subsidiaries (Overton) on May 29, 1998, which has been accounted for using the pooling of interests method as described in Note B to the consolidated financial statements. We did not audit the consolidated financial statements of Overton for the years ended December 31, 1997 and 1996, which statements reflect total assets constituting 14 percent in 1997 and net interest income of 16 percent in 1997 and 1996 of the related Cullen/Frost's consolidated totals. Those Overton statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Overton, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
San Antonio, Texas
February 12, 1999

CONSOLIDATED AVERAGE BALANCE SHEETS
(dollars in thousands -- taxable-equivalent basis)

                                                           Year Ended December 31
                                       ---------------------------------------------------------------
                                                    1998                             1997
                                       ------------------------------   ------------------------------
                                                   INTEREST                         Interest
                                        AVERAGE    INCOME/     YIELD/    Average    Income/     Yield/
                                        BALANCE    EXPENSE      COST     Balance    Expense      Cost
------------------------------------------------------------------------------------------------------
ASSETS:
Securities:
    U.S. Treasury.................... $  262,098   $ 14,339     5.47%   $ 301,133   $ 16,596     5.51%
    U.S. Government agencies and
      corporations...................  1,557,489     99,971     6.42    1,374,202     90,688     6.60
    States and political
      subdivisions:
        Tax-exempt...................     68,507      5,101     7.45       36,888      2,850     7.73
        Taxable......................                                       3,185        239     7.50
    Other............................     42,025      2,579     6.14       11,317        686     6.06
                                       ---------   --------             ---------   --------
            Total securities.........  1,930,119    121,990     6.32    1,726,725    111,059     6.43
Federal funds sold...................    127,273      7,111     5.59      228,245     12,423     5.44
Loans, net of unearned discount......  3,437,510    301,789     8.78    2,917,371    262,569     9.00
                                       ---------   --------             ---------   --------
    TOTAL EARNING ASSETS AND AVERAGE
      RATE EARNED....................  5,494,902    430,890     7.84    4,872,341    386,051     7.92
Cash and due from banks..............    577,489                          527,924
Allowance for possible loan losses...    (51,230)                         (44,837)
 Banking premises and equipment......    135,577                          124,629
Accrued interest and other assets....    260,831                          207,520
                                       ---------                        ---------
    TOTAL ASSETS..................... $6,417,569                       $5,687,577
                                       =========                        =========
LIABILITIES:
Demand deposits:
    Commercial and individual........ $1,387,824                       $1,143,828
    Correspondent banks..............    195,555                          192,231
    Public funds.....................     43,507                           44,183
                                       ---------                        ---------
        Total demand deposits........  1,626,886                        1,380,242
Time deposits:
    Savings and
      Interest-on-Checking...........    901,960     10,958     1.21      818,216     10,764     1.32
    Money market deposit accounts....  1,387,994     54,326     3.91    1,195,773     48,816     4.08
    Time accounts....................  1,286,036     63,621     4.95    1,205,261     59,867     4.97
    Public funds.....................    251,570      9,378     3.73      269,027     11,693     4.35
                                       ---------   --------             ---------   --------
            Total time deposits......  3,827,560    138,283     3.61    3,488,277    131,140     3.76
                                       ---------                        ---------
            Total deposits...........  5,454,446                        4,868,519
Federal funds purchased and
  securities sold
  under repurchase agreements........    252,977     11,606     4.59      189,468      8,739     4.61
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net...........     98,429      8,475     8.61       88,745      7,652     8.62
Long-term notes payable..............
Other borrowings.....................     30,666      1,754     5.72       25,794      1,434     5.56
                                       ---------   --------             ---------   --------
    TOTAL INTEREST-BEARING FUNDS AND
      AVERAGE RATE PAID..............  4,209,632    160,118     3.80    3,792,284    148,965     3.93
                                                   --------    ------               --------    ------
Accrued interest and other
  liabilities........................     91,093                           69,601
                                       ---------                        ---------
    TOTAL LIABILITIES................  5,927,611                        5,242,127
SHAREHOLDERS' EQUITY.................    489,958                          445,450
                                       ---------                        ---------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY........... $6,417,569                       $5,687,577
                                       =========                        =========
Net interest income..................              $270,772                         $237,086
                                                   ========                         ========
Net interest spread..................                           4.04%                            3.99%
                                                               ======                           ======
Net interest income to total average
  earning assets.....................                           4.93%                            4.87%
                                                               ======                           ======

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

                                                   Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------
            1996                            1995                            1994                            1993
-----------------------------   -----------------------------   -----------------------------   -----------------------------
            Interest                        Interest                        Interest                        Interest
 Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/
 Balance    Expense     Cost     Balance    Expense     Cost     Balance    Expense     Cost     Balance    Expense     Cost
-----------------------------------------------------------------------------------------------------------------------------
$  282,692   $ 15,049    5.32%   $  238,968   $ 14,142    5.92%  $   362,881   $ 16,616    4.58%  $  602,603   $ 28,111    4.66%
 1,439,744     95,838    6.66     1,447,288     93,373    6.45     1,438,632     85,507    5.94    1,118,308     71,302    6.38
    29,863      2,340    7.84        27,128      2,211    8.15        20,555      1,729    8.41       21,924      1,679    7.66
     1,783        118    6.69           605         39    6.45           320         20    6.25        1,148         95    8.28
     6,723        389    5.79         9,314        593    6.37        30,908      1,711    5.54       54,649      2,811    5.14
----------   --------            ----------   --------           -----------   --------           ----------   --------
 1,760,805    113,734    6.46     1,723,303    110,358    6.40     1,853,296    105,583    5.70    1,798,632    103,998    5.78
   143,401      7,476    5.21       121,122      6,957    5.74       109,563      4,217    3.85      270,463      8,157    3.02
 2,445,777    220,417    9.01     1,971,681    181,597    9.21     1,552,249    126,039    8.12    1,333,085    104,376    7.83
----------   --------            ----------   --------           -----------   --------           ----------   --------
 4,349,983    341,627    7.85     3,816,106    298,912    7.83     3,515,108    235,839    6.71    3,402,180    216,531    6.36
   508,934                          400,270                          358,927                         343,613
   (39,814)                         (31,969)                         (29,214)                        (33,879)
   117,352                          102,920                           99,518                          93,672
   177,040                          156,229                          144,359                         140,141
----------                       ----------                      -----------                      ----------
$5,113,495                      $ 4,443,556                      $ 4,088,698                      $3,945,727
==========                      ===========                      ===========                      ==========
$  979,757                      $   814,169                      $   773,912                      $  718,571
   199,983                          131,295                          124,416                         143,008
    45,200                           42,033                           40,293                          42,516
---------                       -----------                      -----------                      ----------
 1,224,940                          987,497                          938,621                         904,095
   741,102     10,176    1.37       741,003     13,195    1.78       880,969     15,923    1.81      827,380     16,418    1.98
 1,053,819     40,208    3.82       801,081     29,631    3.70       638,277     18,294    2.87      613,650     15,345    2.50
 1,145,194     56,110    4.90     1,057,100     52,509    4.97       939,493     32,273    3.44      990,081     30,268    3.06
   245,266     10,685    4.36       125,971      5,450    4.33        92,092      2,705    2.94       83,062      2,426    2.92
----------   --------           -----------   --------           -----------   --------           ----------   --------
 3,185,381    117,179    3.68     2,725,155    100,785    3.70     2,550,831     69,195    2.71    2,514,173     64,457    2.56
----------                      -----------                      -----------                      ----------
 4,410,321                        3,712,652                        3,489,452                       3,418,268
   204,515      9,761    4.77       290,636     15,150    5.21       220,367      8,177    3.71      201,268      5,253    2.61
                                                                                                       4,331        397    9.17
    19,389      1,019    5.26        12,514        733    5.86                                           508         30    5.91
----------   --------           -----------   --------           -----------   --------           ----------   --------
 3,409,285    127,959    3.75     3,028,305    116,668    3.85     2,771,198     77,372    2.79    2,720,280     70,137    2.58
             --------   -----                 --------   -----                 --------   -----                --------   -----
    76,583                           67,940                           61,579                          46,766
----------                      -----------                      -----------                      ----------
 4,710,808                        4,083,742                        3,771,398                       3,671,141
   402,687                          359,814                          317,300                         274,586
----------                      -----------                      -----------                      ----------
$5,113,495                      $ 4,443,556                      $ 4,088,698                      $3,945,727
==========                      ===========                      ===========                      ==========
            $ 213,668                        $ 182,244                         $158,467                        $146,394
            =========                        =========                         ========                        ========
                         4.10%                            3.98%                            3.92%                           3.78%
                       ======                           ======                           ======                          ======
                         4.91%                            4.78%                            4.51%                           4.30%
                       ======                           ======                           ======                          ======

FINANCIAL STATISTICS
(dollars in thousands)

     The following unaudited schedules and statistics are presented for additional information and analysis.

RATE/VOLUME ANALYSIS

                                                  1998/1997                         1997/1996
                                       -------------------------------   -------------------------------
                                            INCREASE                          Increase
                                           (DECREASE)                        (Decrease)
                                        DUE TO CHANGE IN      TOTAL       Due to Change in      Total
                                       ------------------     OR NET     ------------------     or Net
                                       AVERAGE   AVERAGE     INCREASE    Average   Average     Increase
                                        RATE     BALANCE    (DECREASE)    Rate     Balance    (Decrease)
--------------------------------------------------------------------------------------------------------
Changes in interest earned on:
     Securities:
          U.S. Treasury..............  $  (121)  $ (2,136)   $  (2,257)      543      1,004        1,547
          U.S. Government agencies
             and corporations........   (2,538)    11,821        9,283      (819)    (4,331)      (5,150)
States and political subdivisions
     Tax-exempt......................     (107)     2,358        2,251       (33)       543          510
     Taxable.........................     (119)      (120)        (239)       18        103          121
Other................................        9      1,884        1,893        19        278          297
Federal funds sold...................      321     (5,633)      (5,312)      343      4,604        4,947
Loans................................   (6,584)    45,804       39,220      (293)    42,445       42,152
                                       -----------------------------------------------------------------
          Total......................   (9,139)    53,978       44,839      (222)    44,646       44,424
Changes in interest paid on:
     Savings, Interest-on-Checking...      859     (1,053)        (194)      439     (1,027)        (588)
     Money market deposits
       accounts......................    2,080     (7,590)      (5,510)   (2,942)    (5,666)      (8,608)
     Time accounts and public
       funds.........................    1,833     (3,272)      (1,439)     (757)    (4,008)      (4,765)
     Federal funds purchased and
       securities sold under
       repurchase agreements.........       47     (2,914)      (2,867)      320        702        1,022
Long-term notes payable and other
  borrowings.........................      (31)    (1,112)      (1,143)      (60)    (8,007)      (8,067)
                                       -----------------------------------------------------------------
          Total......................    4,788    (15,941)     (11,153)   (3,000)   (18,006)     (21,006)
                                       -----------------------------------------------------------------
Changes in net interest income.......  $(4,351)  $ 38,037    $  33,686   $(3,222)  $ 26,640    $  23,418
                                       =================================================================

The allocation of the rate/volume variance has been made on a pro-rata basis assuming absolute values. The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate.

LOAN MATURITY AND SENSITIVITY

                                                         DECEMBER 31, 1998
                                        ---------------------------------------------------
                                          DUE IN      AFTER ONE,      AFTER
                                         ONE YEAR     BUT WITHIN       FIVE
                                         OR LESS      FIVE YEARS      YEARS        TOTAL
-------------------------------------------------------------------------------------------
Real estate construction and land
  loans..............................   $  243,645     $  85,605     $ 33,658    $  362,908
Other real estate loans..............      162,040       194,603      356,969       713,612
All other loans......................      838,037       387,691      110,935     1,336,663
                                        ---------------------------------------------------
     Total...........................   $1,243,722     $ 667,899     $501,562    $2,413,183
                                        ===================================================
Loans with fixed interest rates......   $  486,913     $ 301,326     $215,287    $1,003,526
Loans with floating interest rates...      756,809       366,573      286,275     1,409,657
                                        ---------------------------------------------------
     Total...........................   $1,243,722     $ 667,899     $501,562    $2,413,183
                                        ===================================================

Loans for 1-4 family housing totaling $611,759,000 and consumer loans totaling $625,018,000 and unearned income of $3,357,000 are not included in the amounts in the table.

MATURITY DISTRIBUTION AND SECURITIES PORTFOLIO YIELDS

                                                                             DECEMBER 31, 1998
                                       ---------------------------------------------------------------------------------------------
                                                                                 MATURITY
                                       ---------------------------------------------------------------------------------------------
                                           Within 1 Year             1-5 Years              5-10 Years            After 10 Years
                                       ---------------------   ---------------------   ---------------------   ---------------------
                                                    Weighted                Weighted                Weighted                Weighted
                                                    Average                 Average                 Average                 Average
(in thousands)                          Amount       Yield      Amount       Yield      Amount       Yield      Amount       Yield
------------------------------------------------------------------------------------------------------------------------------------
Held to maturity:
U.S. Government agencies and
 corporations........................                                                  $  13,533      8.31%    $  93,649      9.87%
States and political subdivisions....  $      55      4.42%    $     540      4.77%        1,670      6.09         1,967      6.44
Other................................                                 25      8.00
                                       ---------------------------------------------------------------------------------------------
 Total securities held to maturity...  $      55      4.42%    $     565      4.91%    $  15,203      8.07%    $  95,616      9.80%
                                       =============================================================================================
Available for sale:
U.S. Treasury........................  $ 180,398      5.16%    $   9,176      6.17%
U.S. Government agencies and
 corporations........................    103,216      5.93       268,669      6.24     $  49,595      6.52%    $1,190,918     6.53%
States and political subdivisions....      3,353      4.90        27,353      5.03        34,264      4.52        56,028      4.44
Other................................      9,227      9.51        15,035      6.35         4,000      6.37        28,323      6.05
                                       ---------------------------------------------------------------------------------------------
 Total securities available for
   sale..............................  $ 296,194      5.56%    $ 320,233      6.14%    $  87,859      5.73%    $1,275,269     6.43%
                                       =============================================================================================

                                         December 31,1998
                                       ---------------------
                                       Total Carrying Amount
                                       ---------------------
                                                    Weighted
                                                    Average
(in thousands)                          Amount       Yield
------------------------------------------------------------
Held to maturity:
U.S. Government agencies and
 corporations........................  $ 107,182      9.68%
States and political subdivisions....      4,232      6.06
Other................................         25      8.00
                                       --------------------

 Total securities held to maturity...  $ 111,439*     9.54%
                                       ====================

Available for sale:
U.S. Treasury........................  $ 189,574      5.21%
U.S. Government agencies and
 corporations........................  1,612,398      6.44
States and political subdivisions....    120,998      4.61
Other................................     56,585      6.72
                                       --------------------

 Total securities available for
   sale..............................  $1,979,555*    6.22%
                                       ====================


Weighted average yields have been computed on a fully taxable-equivalent basis assuming a tax rate of 35 percent.

* Included in the totals are mortgage-backed securities and collateralized mortgage obligations of $1.7 billion which are included in maturity categories based on their stated maturity date.

QUARTERLY RESULTS OF OPERATIONS*

                                                  THREE MONTHS ENDED 1998                       Three Months Ended 1997
(in thousands, except per share         --------------------------------------------   -----------------------------------------
amounts)                                 MAR 31     JUNE 30     SEPT 30     DEC 31     Mar 31     June 30    Sept 30    Dec 31
--------------------------------------------------------------------------------------------------------------------------------
Interest income......................   $104,072    $106,240    $107,920   $ 109,859   $90,338    $96,002    $97,643   $ 100,117
Interest expense.....................     40,014      40,018      40,250      39,836   34,741     37,425     37,941       38,858
Net interest income..................     64,058      66,222      67,670      70,023   55,597     58,577     59,702       61,259
Provision for possible loan losses...      2,579       2,600       2,555       2,659    1,967      2,599      2,303        2,305
Gain on securities transactions......         73          71          67         148        1         15          6          476
Non-interest income**................     33,462      35,004      36,009      34,191   28,155     30,898     30,861       31,788
Non-interest expense***..............     64,853      79,028      67,398      67,227   55,511     58,715     59,258       61,657
Income before income taxes...........     30,088      19,598      33,726      34,328   26,274     28,161     29,002       29,085
Income taxes.........................     10,675       8,142      11,728      11,550    9,277     10,033     10,107       10,138
Net income...........................     19,413      11,456      21,998      22,778   16,997     18,128     18,895       18,947
Net income per diluted common share..        .71         .42         .80         .83      .62        .66        .69          .69

  * All financial information has been restated for the merger with Overton Bancshares, Inc. accounted for as a pooling of interests.
 ** Includes net gain on securities transactions.
*** Includes a merger related charge of $12.2 million associated with the second quarter 1998 merger with Overton Bancshares, Inc. Without the merger related charge after-tax operating earnings per diluted common share for the second quarter of 1998 were $.77.

CULLEN/FROST BANKERS, INC. AND SUBSIDIARIES
BANK SUBSIDIARIES
(in thousands)

-------------------------------------------------------------------------------
                                                    DECEMBER 31, 1998
                                          -------------------------------------
                                             TOTAL        TOTAL        TOTAL
                                            ASSETS        LOANS      DEPOSITS
                                          -------------------------------------
Frost National Bank.....................  $ 6,748,283  $ 3,580,240  $ 5,716,427
    San Antonio, Austin, Corpus Christi,
      Dallas, Fort Worth, Houston,
      McAllen, New Braunfels and San
      Marcos
    Main Office:
    P. O. Box 1600, 100 West Houston
    Street
    San Antonio, Texas 78296
    (210)220-4011
United States National Bank.............      150,773       66,118      138,109
    P. O. Box 179, 2201 Market Street
    Galveston, Texas 77553 (409)763-1151


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 26, 1999.

     The additional information regarding executive officers called for by Item 10 is included in Part I, Item 1 of this document under the heading "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 26, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 26, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 26, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Financial Statements -- Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

          2. The Financial Statement Schedules are omitted, as the required information is not applicable. 3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

        EXHIBIT
         NUMBER
       ---------
           3.1       -- Articles of Incorporation, of
                        Cullen/Frost Bankers, Inc. as amended
                        (11)
           3.2       -- Amended By-Laws of Cullen/Frost
                        Bankers, Inc. (8)
           4.1       -- Shareholder Protection Rights
                        Agreement dated as of February 1,
                        1999 between Cullen/Frost Bankers,
                        Inc. and The Frost National Bank, as
                        Rights Agent (12)
          10.1       -- Restoration of Retirement Income Plan
                        for Participants in the Retirement
                        Plan for Employees of Cullen/Frost
                        Bankers, Inc. and its Affiliates (as
                        amended and restated)*
          10.2       -- Change-In-Control Agreement with one
                        Executive Officer*
          10.3       -- 1983 Non-qualified Stock Option Plan,
                        as amended (1)
          10.4       -- Form of Revised Change-In-Control
                        Agreements with four Executive
                        Officers (3)*
          10.5       -- 1988 Non-qualified Stock Option Plan (2)*
          10.6       -- The 401(k) Stock Purchase Plan for
                        employees of Cullen/Frost Bankers,
                        Inc. and its Affiliates (4)*
          10.7       -- 1991 Thrift Incentive Stock Purchase
                        Plan for Employees of Cullen/Frost
                        Bankers, Inc. and its Affiliates (5)*
          10.8       -- Cullen/Frost Bankers, Inc. Restricted
                        Stock Plan (6)*
          10.9       -- Cullen/Frost Bankers, Inc.
                        Supplemental Executive Retirement
                        Plan (7)*
          10.10      -- Form of Revised Change-In-Control
                        Agreements with one Executive Officer (7)*
          10.11      -- Retirement agreement with one
                        Executive Officer (9)*
          10.12      -- Cullen/Frost Bankers, Inc. 1997
                        Directors Stock Plan (10)
          10.13      -- Cullen/Frost Bankers, Inc. 1992 Stock
                        Plan, as amended (10)
          19.1       -- Annual Report on Form 11-K for the
                        Year Ended December 31, 1998, for the
                        1991 Thrift Incentive Stock Purchase
                        Plan (filed pursuant to Rule 15d-21
                        of the Securities and Exchange Act of
                        1934)(13)
          19.2       -- Annual Report on Form 11-K for the
                        Year Ended December 31, 1998, for the
                        401(k) Stock Purchase Plan (filed
                        pursuant to Rule 15d-21 of the
                        Securities and Exchange Act of 1934)(13)
          21         -- Subsidiaries of Cullen/Frost
          23.1       -- Consent of Independent Auditors
          23.2       -- Consent of PricewaterhouseCoopers LLP
                        Independent Auditors for Overton
                        Bancshares, Inc.
          24         -- Power of Attorney
          27         -- Financial Date Schedule (EDGAR Version)
          99         -- Report of PricewaterhouseCoopers LLP
                        on Overton Bancshares, Inc. financial
                        statements as of December 31, 1997
                        and for each of the years in the two
                        year period ended December 31, 1997.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

 (b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 1998.

------------

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

 (4) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 31, 1990 (File No. 33-37500)

 (5) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed March 18, 1991 (File No. 33-39478)

 (6) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 20, 1992 (File No. 33-53492)

 (7) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

 (8) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K/A for the Year Ended December 31, 1995 (File No. 0-7275)

 (9) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1996 (File No. 0-7275)

(10) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1997 (File No. 0-7275)

(11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form 8-A12B/A filed on August 31, 1998 (File No. 0-7275)

(12) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-A12G/A dated February 1, 1999 (File No. 0-7275)

(13) To be filed as an amendment.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



Date:  March 31, 1999                     CULLEN/FROST BANKERS, INC.
                                          (Registrant)


                                          By: /s/ PHILLIP D. GREEN
                                              --------------------
                                                  PHILLIP D. GREEN
                                             SENIOR EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 31, 1999.

                      SIGNATURES                                        TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------
                      T.C. FROST*                          Senior Chairman of the Board and
                     -------------                           Director
                      T.C. FROST

                RICHARD W. EVANS, JR.*                   Chairman of the Board and Director
                -----------------------                    (Principal Executive Officer)
                RICHARD W. EVANS, JR.

                 R. DENNY ALEXANDER*                                  Director
                 -------------------
                 R. DENNY ALEXANDER

                  ISAAC ARNOLD, JR.*                                  Director
                 -------------------
                  ISAAC ARNOLD, JR.

                  ROYCE S. CALDWELL*                                  Director
                 -------------------
                  ROYCE S. CALDWELL

                  RUBEN R. CARDENAS*                                  Director
                 -------------------
                  RUBEN R. CARDENAS

                   HENRY E. CATTO*                                    Director
                 -------------------
                   HENRY E. CATTO

                   BOB W. COLEMAN*                                    Director
                 -------------------
                   BOB W. COLEMAN

                   HARRY H. CULLEN*                                   Director
                 -------------------
                   HARRY H. CULLEN

                 -------------------                                  Director
                    ROY H. CULLEN

                EUGENE H. DAWSON, Sr.*                                Director
                --------------------
                EUGENE H. DAWSON, SR.

                      SIGNATURES                                        TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------
                    CASS EDWARDS*                                     Director
                 -------------------
                    CASS EDWARDS

                  RUBEN M. ESCOBEDO*                                  Director
                 -------------------
                  RUBEN M. ESCOBEDO

                 W.N. FINNEGAN, III*                                  Director
                 -------------------
                 W.N. FINNEGAN, III

                  PATRICK B. FROST*                                   Director
                 -------------------
                  PATRICK B. FROST

                     JOE FULTON*                                      Director
                 -------------------
                     JOE FULTON

                JAMES W. GORMAN, Jr.*                                 Director
                --------------------
                JAMES W. GORMAN, JR.

                   JAMES L. HAYNE*                                    Director
                 -------------------
                   JAMES L. HAYNE

               RICHARD M. KLEBERG, III*                               Director
               ------------------------
               RICHARD M. KLEBERG, III

                  ROBERT S. McCLANE*                                  Director
                 -------------------
                  ROBERT S. MCCLANE

                  IDA CLEMENT STEEN*                                  Director
                 -------------------
                  IDA CLEMENT STEEN

                 CURTIS VAUGHAN, JR.*                                 Director
                 -------------------
                 CURTIS VAUGHAN, JR.

                   HORACE WILKINS*                                    Director
                 -------------------
                   HORACE WILKINS

                MARY BETH WILLIAMSON*                                 Director
                 -------------------
                MARY BETH WILLIAMSON

               *By: /s/PHILLIP D. GREEN                  Senior Executive Vice President and    March 31, 1999
                 ----------------------
                   PHILLIP D. GREEN                            Chief Financial Officer
               (AS ATTORNEY-IN-FACT FOR
                THE PERSONS INDICATED)