Form 10-K/A
period 1998-12-31
CULLEN FROST BANKERS INC
filed 1999-04-30
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                 Form 10-K/A

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ to  _______
Commission File Number   0-7275

                          CULLEN/FROST BANKERS, INC.
                   (Exact name of registrant as specified in its charter)


              Texas                                          74-1751768
------------------------------------                 ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


     100 W. Houston Street
      San Antonio, Texas                                        78205
------------------------------------                        --------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code: (210) 220-4011 Securities registered pursuant to Section 12(b) of the Act:

                      Common Stock, $.01 Par Value
                         (with attached rights)
                  -------------------------------------
                             (Title of Class)


Securities registered pursuant to Section 12(g) of the Act: None.

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
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,250,969,589 based on the closing price of such stock as of March 19, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
             Class                                          March 19, 1999
-----------------------------------                      --------------------
   Common Stock, $.01 par value                                26,760,687


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

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


                      AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12,13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                          CULLEN/FROST BANKERS, INC.
              (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth in the pages attached hereto:

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


    19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 1998 and 1997.

    23.3 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Purchase Plan.


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


                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)



Date:   April 30, 1999                          /s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

  1. Financial Statements -- Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

  2. The Financial Statement Schedules are omitted, as the required information is not applicable.

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

  Exhibit
  Number
  ----------
     3.1   Articles of Incorporation, of Cullen/Frost Bankers, Inc. as amended
           (11)
     3.2   Amended By-Laws of Cullen/Frost Bankers, Inc. (8)
     4.1 Shareholder Protection Rights Agreement dated as of February 1, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as Rights Agent (12)
    10.1 Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated) *
    10.2   1983 Non-qualified Stock Option Plan, as amended (1)
    10.3 Form of Revised Change-In-Control Agreements with four Executive Officers (3)*
    10.4   1988 Non-qualified Stock Option Plan (2)*
    10.5 The 401(k) Stock Purchase Plan for employees of Cullen/Frost Bankers, Inc. and its Affiliates (4)*
    10.6 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (5)*
    10.7   Cullen/Frost Bankers, Inc. Restricted Stock Plan (6)*
    10.8   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
           (7)*
    10.9 Form of Revised Change-In-Control Agreements with one Executive Officer (7)*
    10.10  Retirement agreement with one Executive Officer (9)*
    10.11  Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (10)
    10.12  Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (10)
    19.1 Annual Report on Form 11-K for the Year Ended December 31, 1998, for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(13)
    19.2 Annual Report on Form 11-K for the Year Ended December 31, 1998, for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
    21     Subsidiaries of Cullen/Frost
    23.1   Consent of Independent Auditors
    23.2 Consent of PricewaterhouseCoopers LLP Independent Auditors for Overton Bancshares, Inc.
    23.3 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Plan (13)
    24     Power of Attorney
    27     Financial Date Schedule (EDGAR Version)
    99 Report of PricewaterhouseCoopers LLP on Overton Bancshares, Inc. financial statements as of December 31, 1997 and for each of the years in the two year period ended December 31, 1997.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 1998.

______________________

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

  (13)  Filed herewith.

  (14)  To be filed as an amendment.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
------------------------------------------
 19.1 The financial statements and exhibits required by Form 10-K/A with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1998 and 1997 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.3 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Purchase Plan.