Form 10-Q
period 1999-03-31
CULLEN FROST BANKERS INC
filed 1999-05-14
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



         For Quarter Ended March 31, 1999     Commission file number 0-7275


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 10, 1999, there were 26,777,449 shares of Common Stock, $.01 par value, outstanding.


Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                               March 31
                                                        --------------------
                                                          1999         1998
                                                        -------      -------
INTEREST INCOME
 Loans, including fees                                  $77,295      $72,143
 Securities:
    Taxable                                              29,976       29,527
    Tax-exempt                                            1,561          385
                                                        -------      -------
      Total Securities                                   31,537       29,912
 Federal funds sold                                         332        2,017
 Time deposits                                                3
                                                        -------      -------
      Total Interest Income                             109,167      104,072
INTEREST EXPENSE
 Deposits                                                31,399       34,783
 Federal funds purchased and securities
   sold under repurchase agreements                       4,007        2,747
 Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                     2,119        2,119
 Long-term notes payable and other borrowings               202          365
                                                        -------      -------
      Total Interest Expense                             37,727       40,014
                                                        -------      -------
      Net Interest Income                                71,440       64,058
Provision for possible loan losses                        3,000        2,579
                                                        -------      -------
      Net Interest Income After Provision
       For Possible Loan Losses                          68,440       61,479
NON-INTEREST INCOME
 Trust fees                                              11,383       12,036
 Service charges on deposit accounts                     13,988       12,455
 Other service charges, collection and
    exchange charges, commissions and fees                4,006        3,585
 Net (loss) gain on securities transactions                 (68)          73
 Other                                                    9,052        5,313
                                                        -------      -------
      Total Non-Interest Income                          38,361       33,462
NON-INTEREST EXPENSE
 Salaries and wages                                      29,713       27,207
 Pension and other employee benefits                      6,515        5,598
 Net occupancy of banking premises                        6,701        6,108
 Furniture and equipment                                  4,575        4,441
 Intangible amortization                                  3,337        3,348
 Other                                                   19,235       18,151
                                                        -------      -------
     Total Non-Interest Expense                          70,076       64,853
                                                        -------      -------
   Income Before Income Taxes                            36,725       30,088
Income Taxes                                             12,430       10,675
                                                        -------      -------
     Net Income                                         $24,295      $19,413
                                                        =======      =======
Net income per common share:
  Basic                                                 $   .91      $   .73
  Diluted                                                   .89          .71

Dividends per common share                                  .30          .25


See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                      March 31    December 31    March 31
                                                        1999          1998         1998
                                                     ----------   -----------   ----------
Assets
Cash and due from banks                              $  644,566    $  684,941   $  777,343
Time deposits                                               823
Securities held to maturity                             103,693       111,439      251,533
Securities available for sale                         1,770,647     1,979,555    1,639,435
Securities trading                                          472           709           96
Federal funds sold                                       37,250       102,900      143,893
Loans, net of unearned discount of $3,762 at
  March 31, 1999; $3,357 at December 31, 1998
  and $3,160 at March 31, 1998                        3,806,889     3,646,603    3,337,177
    Less: Allowance for possible loan losses            (55,857)      (53,616)     (49,698)
                                                     ----------    ----------   ----------
      Net Loans                                       3,751,032     3,592,987    3,287,479
Banking premises and equipment                          135,817       137,290      135,223
Accrued interest and other assets                       270,149       259,784      262,664
                                                     ----------    ----------   ----------
      Total Assets                                   $6,714,449    $6,869,605   $6,497,666
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $1,533,116    $1,585,891   $1,404,702
  Correspondent banks                                   219,961       201,355      322,783
  Public funds                                           38,540        56,253       40,893
                                                     ----------    ----------   ----------
     Total demand deposits                            1,791,617     1,843,499    1,768,378
Time Deposits:
  Savings and Interest-on-Checking                      944,326       961,597      912,363
  Money market deposit accounts                       1,566,829     1,493,778    1,334,441
  Time accounts                                       1,253,648     1,264,121    1,277,416
  Public funds                                          226,029       282,492      268,124
                                                     ----------    ----------   ----------
     Total time deposits                              3,990,832     4,001,988    3,792,344
                                                     ----------    ----------   ----------
     Total deposits                                   5,782,449     5,845,487    5,560,722
Federal funds purchased and securities
  sold under repurchase agreements                      208,507       305,564      252,472
Accrued interest and other liabilities                  101,215       107,177      111,465
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                    98,472        98,458       98,417
                                                     ----------    ----------   ----------
     Total Liabilities                                6,190,643     6,356,686    6,023,076
Shareholders' Equity
Common stock, par value per share: $.01; $.01; $5           268           267      133,795
  Shares authorized:90,000,000;90,000,000;60,000,000
  Shares issued: 26,768,796;
    26,712,648; and 26,480,051
Surplus                                                 184,846       183,151       54,244
Retained earnings                                       338,424       321,754      291,185
Accumulated other comprehensive income,
  net of tax                                                667         7,747        8,315
Treasury Stock (8,052 shares; 0; 277,903 shares)           (399)                   (12,949)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         523,806       512,919      474,590
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $6,714,449    $6,869,605   $6,497,666
                                                     ==========    ==========   ==========


See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                  Accumulated
                                                                     Other
                                                                  Comprehensive
                                     Common             Retained    Income      Treasury
                                     Stock    Surplus   Earnings  net of tax     Stock     Total
                                    --------  --------  --------  ---------    ---------   --------
Balance at January 1, 1998          $133,775   $53,647  $278,994   $8,917      $(12,404)   $462,929
  Net income for the twelve months
    ended December 31, 1998                               75,645                             75,645
  Unrealized loss on securities
     available for sale of $937,
     net of tax and reclassification
     adjustment for after-tax gains
     included in net income of $233                                (1,170)                   (1,170)
                                                                                           --------
       Total comprehensive income                                                            74,475
                                                                                           --------
  Proceeds from employee stock
    purchase plan and options                      390    (2,014)                2,802        1,178
  Tax benefit related to
    exercise of stock options                    1,771                                        1,771
  Purchase of treasury stock                                                    (3,495)      (3,495)
  Issuance of restricted stock             1     1,889                             126        2,016
  Restricted stock plan deferred
    compensation, net                                       (514)                              (514)
  Cash dividend                                          (29,567)                           (29,567)
  ESOP shares released                           2,820       658                              3,478
  Constructive retirement of treasury
    stock issued in connection with
    a business combination            (1,382)  (11,023)                         12,883          478
  Change in par value               (132,974)  132,974
  Pre-merger transactions of
    pooled company:
      Proceeds from employee stock
        purchase plan and options        847       683      (539)                   88        1,079
      Cash dividend                                         (909)                              (909)
                                    --------  --------  --------  -------      -------     --------
Balance at December 31, 1998        $    267  $183,151  $321,754  $ 7,747      $  ----     $512,919
  Net income for the three
    months ended March 31, 1999                           24,295                             24,295
  Unrealized loss on securities
     available for sale of $7,124,
     net of tax and reclassification
     adjustment for after-tax losses
     included in net income of $44                                 (7,080)                   (7,080)
                                                                                           --------
       Total comprehensive income                                                            17,215
                                                                                           --------
Proceeds from employee stock
  purchase plan and options                1       913       (34)                   89          969
  Tax benefit related to exercise
    of stock options                               782                                          782
  Purchase of treasury stock                                                      (488)        (488)
  Restricted stock plan deferred
    compensation, net                                        429                                429
  Cash dividend                                           (8,020)                            (8,020)
                                    --------  --------  --------  -------      -------     --------
Balance at March 31, 1999           $    268  $184,846  $338,424  $   667      $  (399)    $523,806
                                    ========  ========  ========  =======      =======     ========



See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                               Three Months Ended
                                                                     March 31
                                                               -------------------
                                                                 1999        1998
                                                               --------    -------
Operating Activities
Net income                                                    $  24,295   $ 19,413
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                            3,000      2,579
    Provision for real estate losses                                 28
    Provision for deferred taxes                                 (1,291)    (1,286)
    Accretion of discounts on loans                                (800)    (1,148)
    Accretion of securities' discounts                             (563)      (646)
    Amortization of securities' premiums                          1,604      1,493
    Net decrease in trading securities                              237      1,844
    Net loss (gain) on securities transactions                       68        (73)
    Net gain on sale of assets                                   (1,985)       (77)
    Depreciation and amortization                                 7,592      7,410
   (Increase)in interest receivable                              (4,184)    (1,370)
    Increase(decrease) increase in interest payable               1,870     (3,070)
    Originations of mortgages held-for-sale                     (37,876)   (34,351)
    Proceeds from sales of mortgages held-for-sale               40,548     30,292
    Net change in other assets and liabilities                   52,431     21,084
                                                               ----------  --------
      Net cash provided by operating activities                  84,974     42,094

Investing Activities
Proceeds from maturities of securities held to maturity           7,768      8,820
Purchases of investment securities held to maturity                 (99)    (5,556)
Proceeds from sales of securities available for sale            193,702     98,479
Proceeds from maturities of securities available for sale       239,683    206,589
Purchases of securities available for sale                     (218,015)  (348,250)
Net increase in loans                                          (126,879)   (94,332)
Proceeds from sales of equipment                                  2,408          4
Net increase in bank premises and equipment                      (2,802)    (4,034)
Proceeds from sales of repossessed properties                       376        533
Net cash and cash equivalents received (paid) from acquisitions   4,501     (8,899)
                                                              ---------  ---------
  Net cash provided (used) by investing activities              100,643   (146,646)
Financing Activities
Net(decrease)/increase in demand deposits,
  IOC accounts, and savings accounts                            (68,822)   268,076
Net decrease in certificates of deposits                        (56,199)   (98,646)
Net increase (decrease) in short-term borrowings               (159,041)    36,269
Net proceeds from issuance of common stock                        1,751        743
Purchase of treasury stock                                         (488)    (1,794)
Dividends paid                                                   (8,020)    (6,473)
                                                              ---------   --------
     Net cash provided (used) by financing activities          (290,819)   198,175
                                                              ---------   --------
     Decrease in cash and cash equivalents                     (105,202)    93,623
Cash and cash equivalents at beginning of year                  787,841    827,613
                                                              ---------   --------
     Cash and cash equivalents at the end of the period       $ 682,639   $921,236
                                                              =========   ========

Supplemental information:
  Interest Paid                                               $  38,857   $ 43,084

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Basis of Presentation
     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. Prior period financial information has been restated for the merger with Overton Bancshares, Inc. ("Overton") which was consummated in the second quarter of 1998 and accounted for as a "pooling-of-interests" transaction. Certain reclassifications have been made to make prior periods comparable. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Allowance for Possible Loan Losses
     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb future possible loan losses.

                                                   Three Months Ended
                                                         March 31
                                                   -------------------
(in thousands)                                        1999       1998
----------------------------------------------------------------------
Balance at beginning of the period                  $53,616    $48,073
Provision for possible loan losses                    3,000      2,579
Loan loss reserve of acquired institutions              300      1,250
Net charge-offs:
  Losses charged to the allowance                    (2,020)    (3,315)
  Recoveries                                            961      1,111
                                                    -------    -------
    Net (charge-offs)                                (1,059)    (2,204)
                                                    -------    -------
Balance at the end of period                        $55,857    $49,698
                                                    =======    =======


Impaired Loans
     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At March 31, 1999, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans as of March 31, 1999 and 1998 was $58,000 and $7,000, respectively. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

The following is a summary of loans considered to be impaired:

                                                             March 31
                                                       -------------------
(in thousands)                                          1999         1998
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $1,904       $2,851
Impaired loans with a valuation reserve                 3,832        2,483
                                                       ------       ------
Total recorded investment in impaired loans            $5,736       $5,334
                                                       ======       ======
Average recorded investment in impaired loans          $5,220       $5,270
Valuation reserve                                       2,199        1,708


Common Stock and Earnings Per Common Share
     In accordance with SFAS 128, the reconciliation of earnings per share follows:

                                                Three Months Ended
                                                      March 31
                                               --------------------
(in thousands, except per share amounts)        1999         1998
-------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income               $24,295      $19,413
                                               =======      =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares             26,734       26,420
Dilutive effect of stock options                   666          963
                                               -------      -------
Denominator for diluted earnings per share      27,400       27,383
                                               =======      =======

Earnings per share:
Basic                                          $   .91      $   .73
Diluted                                            .89          .71


     On April 27, the Corporation announced a two-for-one stock split. The impact of the announced stock split has not been reflected in the first quarter of 1999, but will be reflected when effective, in the second quarter of 1999. The effect of the stock split as reflected in the second quarter of 1999 will increase outstanding common stock and reduce earnings per share and dividends per share for all periods presented.


Capital
     The table below reflects various measures of regulatory capital at March 31, 1999 and 1998.


                                           March 31, 1999           March 31, 1998
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
--------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  521,208     12.18%    $  463,975     11.79%
     Tier 1 Capital Minimum requirement   171,098      4.00        157,382      4.00

     Total Capital                     $  574,707     13.44%    $  513,157     13.04%
     Total Capital Minimum requirement    342,197      8.00        314,764      8.00

Risk-adjusted assets, net of goodwill  $4,277,459               $3,934,550
Leverage ratio                                         7.72%                    7.64%
Average equity as a percentage
of average assets                                      7.65                     7.49



     At March 31, 1999 and 1998, the Corporation's subsidiary banks were considered "well capitalized" as defined by FDIC Improvement Act of 1991, the highest rating, and the

Corporation's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation and its subsidiary banks currently exceed all minimum capital requirements.
     The Corporation is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.
     During the second quarter of 1998, the shareholders of the Corporation voted to increase authorized common shares to 90 million from 60 million and to reduce the par value of the Corporation's common stock from $5 to $.01 per share.

Income Taxes
     The tax expense for the first quarter of 1999 was $12.4 million. This amount consisted of current tax expense of $13.7 million and deferred tax benefit of $1.3 million. As of March 31, 1999, net deferred tax assets were $17.3 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years. The tax expense for the first quarter of 1998 was $10.7 million consisting of a current tax expense of $12.0 million and a deferred tax benefit of $1.3 million. Income tax payments for the first three months of 1999 and 1998 were $932,000 and $1.6 million, respectively.

Merger and Acquisitions
     On January 15, 1999, the Corporation paid approximately $18.7 million to acquire Keller State Bank with three locations in Tarrant County, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million. The intangibles associated with the acquisition amounted to approximately $11.8 million. This acquisition is not expected to have a material impact on the Corporation's 1999 net income.
     On May 29, 1998, the Corporation completed the merger of Overton Bancshares, Inc., in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N. A. The merger, which was accounted for as a "pooling-of-interests" transaction, is the Corporation's first entry into the Fort Worth market. With the merger, the Corporation acquired twelve locations in Fort Worth/Arlington and two in Dallas. The Corporation issued approximately 4.38 million common shares as part of this transaction.
     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. This transaction was accounted for as a purchase with total cash consideration being funded through currently available funds. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. Total intangibles associated with the acquisition amounted to approximately $34.2 million.

Pending Acquisitions
     On May 1, 1999, Frost Insurance Agency, a subsidiary of The Frost National Bank, entered into a definitive agreement to acquire Professional Insurance Agents, Inc. (PIA), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio.
PIA offers corporate and personal property and casualty insurance as well as group, health and life insurance products to individuals and businesses. The transaction closed in the second quarter of 1999. The purchase method of accounting was used to record the transaction.
     On February 17, 1999, the Corporation entered into a definitive agreement to acquire Commerce Financial Corporation of Fort Worth, Texas which had deposits of $174 million and loans of $76 million at December 31, 1998. The Corporation agreed to pay approximately $42.25 million. The acquisition is expected to be completed in the second quarter of 1999 following shareholder and regulatory approval. This acquisition will be accounted for as a purchase transaction with total cash consideration being funded through internal sources.

Investment Banking Subsidiary
     On January 26, 1999 the Corporation announced its intent to seek Federal Reserve Bank approval to form a Section 20 investment banking subsidiary to be based in Dallas, Texas. The new subsidiary, to be named Frost Securities, Inc. is expected to be operational in July, and will offer a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.

Accounting Changes
      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be marked-to-market on an on-going basis. The statement continues to allow derivatives to be used to hedge various risks and provides for specific criteria to be used to determine when hedge accounting can be used.
It also provides for offsetting changes in fair value or cash flows of both the derivatives and the hedged asset or liability to be recognized in earnings in the same period. In addition, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivatives not accounted for as hedges, changes in fair value are required to be recognized in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Even though early adoption is allowed, the Corporation has no plans to adopt this statement prior to the effective date. The impact on future results will depend on the financial position of the Corporation and the nature and purpose of the derivatives in use by the Corporation at that time.


Operating Segments
     The Corporation has two reportable operating segments: Banking and the Financial Management Group. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct and indirect lending, mortgage lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management and brokerage services. These business units were identified through the products and services that are offered within each unit.
     The accounting policies of the individual business units are the same as the Corporation except for the following items. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.

                                                                     Financial
                                                                    Management                   Consolidated
(in thousands)                                          Banking        Group         Non-Banks        Total
===============================================================================================================
March 31, 1999
Revenues from (expenses to) external customers......  $ 97,269       $ 14,644        $ (2,111)       $109,801
                                                      -------------------------------------------------------
Net income (loss)...................................  $ 21,776       $  4,720        $ (2,201)       $ 24,295
                                                      =======================================================


================================================================================================================
March 31, 1998
Revenues from (expenses to) external customers......  $ 84,796       $ 14,894        $ (2,170)       $ 97,520
                                                      -------------------------------------------------------
Net income (loss)...................................  $ 16,522       $  4,948        $ (2,057)       $ 19,413
                                                      =======================================================

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     The results of operations are included in the material that follows. During the second quarter of 1998 the Corporation completed the merger with Overton Bancshares, Inc., ("Overton") which was accounted for using the "pooling-of-interests" accounting method. Historical amounts for 1998 have been restated to reflect the merger. In addition, the Corporation completed an acquisition during the first quarter of 1999 and one in the first quarter of 1998. These acquisitions were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition. The merger and acquisitions are outlined in the footnotes to the financial statements on page eight. All balance sheet figures are presented in averages unless otherwise noted.
     Cullen/Frost Bankers, Inc. reported net income of $24.3 million or $.89 per diluted common share for the quarter ended March 31, 1999 compared to $22.8 million or $.83 per diluted common share and $19.4 million or $ .71 per diluted common share for the fourth and first quarters of 1998, respectively. Return on average equity and average assets were 18.79 percent and 1.44 percent, respectively, for the first quarter of 1999 compared to return on average equity and average assets of 16.71 percent and 1.25 percent, respectively, for the first quarter of 1998.


                                                      Summary of Operations
                                             -------------------------------------
                                                        Three Months Ended
                                             -------------------------------------
                                                1999                1998
                                             -----------   -----------------------
                                              March 31     December 31    March 31
----------------------------------------------------------------------------------
Taxable-equivalent net interest income        $72,607       $70,970       $64,503
Taxable-equivalent adjustment                   1,167           947           445
                                              -------       -------       -------
Net interest income                            71,440        70,023        64,058
Provision for possible loan losses              3,000         2,659         2,579
Non-Interest income:
  Net (loss)gain on securities transactions       (68)          148            73
  Other                                        38,429        34,043        33,389
                                              -------       -------       -------
    Total non-interest income                  38,361        34,191        33,462
Non-Interest expense:
  Intangible amortization                       3,337         3,286         3,348
  Other                                        66,739        63,941        61,505
                                              -------       -------       -------
    Total non-interest expense                 70,076        67,227        64,853
                                              -------       -------       -------

Income before income taxes                     36,725        34,328        30,088
Income Taxes                                   12,430        11,550        10,675
                                              -------       -------       -------
Net Income                                    $24,295       $22,778       $19,413
                                              =======       =======       =======

Net income per diluted common share:          $   .89       $   .83       $   .71

Return on Average Assets                         1.44%         1.34%         1.25%
Return on Average Equity                        18.79         17.64         16.71


Results of Segment Operations

     The Corporation's operations are managed along two major Operating
Segments: Banking and the Financial Management Group. The following table summarizes net income by Operating Segment for the quarters ending March 31, 1999 and 1998:

                                        Three Months Ended March 31
                                        ----------------------------
                                              1999          1998
====================================================================
Banking...............................       $21,776       $16,521
Financial Management Group............         4,720         4,948
Non-Banks.............................        (2,201)       (2,056)
                                        ----------------------------
Consolidated net income...............       $24,295       $19,413
                                        ============================

     The increase in Banking net income from the first quarter of 1998 was due primarily to higher net interest income due to loan growth and higher service charge income coupled with the impact of a $2 million non-recurring gain.


Net Interest Income
     Net interest margin was 4.98 percent for the first quarter of 1999 compared to 4.87 percent and 4.89 percent for the fourth and first quarter of 1998, respectively. The net interest spread of 4.19 percent increased 18 basis point from the fourth quarter of 1998 and 17 basis points from the first quarter of 1998. The increases in net interest margin and spread from the fourth and the first quarter of 1998 were primarily due to strong loan growth resulting in an improved earning asset mix, as well as, decreased deposit costs.




                               Change in (Taxable Equivalent)
                                    Net Interest Income
                            ------------------------------------
                             First Quarter         First Quarter
                                 1999                  1999
                                  vs.                   vs.
                             First Quarter        Fourth Quarter
                                 1998                  1998
                            ------------------------------------
                                Amount                Amount
----------------------------------------------------------------
Due to volume                  $ 9,153               $ 1,945
Due to interest rate spread     (1,049)                 (309)
                               -------               -------
                               $ 8,104               $ 1,636
                               =======               =======

Non-Interest Income
     Growth in non-interest income from the fourth and first quarters of 1998 was favorably impacted by the acquisition of Keller State Bank in the first quarter of 1999, as well as a $2 million non-recurring gain in the first quarter of 1999.

                                                   Three Months Ended
                                            --------------------------------
                                              1999              1998
                                            --------   ---------------------
Non-Interest Income                         March 31   December 31  March 31
----------------------------------------------------------------------------
Trust fees                                  $11,383      $11,443    $12,036
Service charges on deposit accounts          13,988       13,810     12,455
Other service charges, collection
  and exchange charges, commissions
  and fees                                    4,006        3,861      3,585
Net (loss) gain on securities transactions      (68)         148         73
Other                                         9,052        4,929      5,313
                                            -------      -------    -------
    Total                                   $38,361      $34,191    $33,462
                                            =======      =======    =======

     Total non-interest income was up $4.2 million, an increase of 12.2 percent, compared to the fourth quarter of 1998 and up $4.9 million, an increase of 14.6 percent compared to the first quarter of 1998.
    Trust fee income was down slightly compared to last quarter and decreased $653,000 or 5.4 percent from the first quarter of 1998. Trust fees have decreased primarily as a result of lower management fees associated with small cap value funds, as well as trust oil and gas fees, which have offset growth in other areas of the Financial Management Group. The market value of trust assets at the end of the first quarter of 1999 was $12.2 billion compared to $11.7 billion at the end of the fourth quarter and $11.9 billion a year ago.
     Service charges on deposit accounts for the first quarter of 1999 increased $178,000 or 1.3 percent from the fourth quarter of 1998 and $1.5 million or 12.3 percent from the first quarter of 1998. Most of these increases occurred as the result of some fee increases and broad based deposit growth that generated increases in overdraft charges, cash management fees on commercial and individual deposits, as well as increases in ATM income. Other service charges were up $145,000 or 3.8 percent for the first quarter of 1999 compared to the fourth quarter of 1998 and $421,000 or 11.7 percent from the same quarter a year ago. This increase continues to be primarily due to higher fees in accounts receivable factoring and mutual fund fees.
   Other non-interest income increased $4.1 million from the fourth quarter of 1998 and increased $3.7 million or 70.4 percent from the first quarter a year ago. The increase was primarily due to a $2 million non-recurring gain from the sale of a piece of property in connection with a branch restructuring, higher Visa check card income, and sundry income and recoveries.

Non-Interest Expense
     The acquisitions of Keller State Bank and new business initiatives in the first quarter of 1999 impacted the growth in expenses.

                                                    Three Months Ended
                                              -------------------------------
                                                1999             1998
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
-----------------------------------------------------------------------------
Salaries and wages                            $29,713     $28,814    $27,207
Pension and other employee benefits             6,515       4,890      5,598
Net occupancy of banking premises               6,701       6,726      6,108
Furniture and equipment                         4,575       4,965      4,441
Intangible amortization                         3,337       3,286      3,348
Other                                          19,235      18,546     18,151
                                              -------     -------    -------
      Total                                   $70,076     $67,227    $64,853
                                              =======     =======    =======

Salaries and wages increased $899,000 compared with the fourth quarter of 1998 and were up $2.5 million or 9.2 percent from the first quarter of 1998 due to the Keller State Bank acquisition, as well as new business initiatives and merit increases. Pension and other employee benefits increased by $1.6 million from the fourth quarter of 1998 and increased $917,000 or 16.4 percent from the first quarter of 1998 mainly due to higher retirement plan expense and the impact of the acquisition on bank contributions to the 401(k) stock plan and payroll taxes. Net occupancy of banking premises expense decreased slightly from the fourth quarter of 1998 and increased $593,000 or 9.7 percent from the first quarter of 1998. This increase from the same quarter in 1998 is primarily attributable to higher property taxes and building maintenance influenced by the acquisition and de novo branches opened in 1998.
     Furniture and equipment expense decreased $390,000 or 7.9 percent compared to the fourth quarter of 1998 due to lower service contracts expense and increased $134,000 or 3.0 percent from the same quarter last year. Intangible amortization remained relatively flat during the periods.
     Other non-interest expenses increased $689,000 or 3.7 percent and $1.1 million or 6.0 percent from the fourth and first quarter of 1998, respectively, mainly due to travel expense, outside computer services and stationery printing and supplies influenced by conversion costs of the acquisitions.

Income Taxes
     The Corporation's effective tax rate for the first quarter of 1999 and the fourth quarter of 1998 approximates 34 percent. The effective rate for the first quarter of 1998 approximates the statutory rate of 35 percent. The decrease in the effective tax rate to 34 percent is primarily the result of higher tax exempt interest.

Cash Earnings
     Historically, excluding the merger with Overton, the Corporation has paid cash and used the purchase method of accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represent regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):


                                               Three Months Ended
                         ------------------------------------------------------------------
                                  March 1999                          December 1998
-------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes                $36,725     $ 3,337     $40,062     $34,328     $3,286      $37,614
Income taxes            12,430         786      13,216      11,550        790       12,340
                       -------      ------     -------     -------     ------      -------
Net income             $24,295     $ 2,551     $26,846     $22,778     $2,496      $25,274
                       =======      ======     =======     =======     ======      =======
Net income per diluted
 common share          $   .89     $   .09     $   .98     $   .83     $  .09      $   .92

Return on assets          1.44%                   1.59%*      1.34%                   1.49%*
Return on equity         18.79                   20.77**     17.64                   19.57**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                March 1999   December 1998
   -----------------                                            ----------   -------------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   26,846     $   25,274
(B) Total average assets                                         6,852,825      6,737,593
(C) Average shareholders' equity                                   524,257        512,429



                                      Three Months Ended
                              --------------------------------
                                          March 1998
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
--------------------------------------------------------------
Income before income taxes     $30,088     $3,348      $33,436
Income taxes                    10,675        844       11,519
                               -------     ------      -------
Net income                     $19,413     $2,504      $21,917
                               =======     ======      =======
Net income per diluted
  common share                 $   .71     $  .09      $   .80

Return on assets                  1.25%                   1.41%*
Return on equity                 16.71                   18.86**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                             March 1998
   -----------------------------                             ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   21,917
(B) Total average assets                                      6,290,734
(C) Average shareholders' equity                                471,281

Balance Sheet
     Average assets of $6.9 billion were up $115 million or 6.8 percent on an annualized basis from the fourth quarter of 1998 and up $562 million or 8.9 percent from the first quarter of 1998. The increase from the first quarter of 1998 was primarily due to the Keller acquisition. Total deposits averaged $5.7 billion for the current quarter, up $83 million or 5.8 percent on an annualized basis from the previous quarter and up $377 million or 7.0 percent when compared to the first quarter of 1998. Average loans for the first quarter of 1999 were $3.8 billion. This represents an increase in average loans of 17.5 percent on an annualized basis from the fourth quarter of 1998 and 14.6 percent from the first quarter of last year.

Loans


                                       1999                      1998
                            -------------------------   -------------------------
Loan Portfolio                            Percentage
Period-End Balances            March 31     of Total    December 31    March 31
---------------------------------------------------------------------------------
Commercial and industrial     $1,250,616     32.9%     $1,211,180    $1,068,412
Consumer                         606,573     15.9         625,018       701,451
Real estate                    1,845,657     48.5       1,719,404     1,484,986
Other                            107,805      2.8          94,358        85,488
Unearned discount                 (3,762)     (.1)         (3,357)       (3,160)
                              ----------   ------      ----------    ----------
Total Loans                   $3,806,889    100.0%     $3,646,603    $3,337,177
                              ==========   ======      ==========    ==========

     At March 31, 1999 period-end loans totaled $3.8 billion up 17.6 percent annualized from the previous quarter and up 14.1 percent from the same period last year. Approximately 76 percent of the increase in loans from a year ago resulted from internally generated growth.

Real Estate Loans
     Real estate loans at March 31, 1999, were $1.8 billion or 48.5 percent of period-end loans compared to 44.5 percent a year ago. Residential permanent mortgage loans at March 31, 1999, were $652 million compared to $655 million at December 31, 1998, and $542 million at March 31, 1998. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. The majority of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company). Historically these type of loans have resulted in lower risk, provided financial stability and are less susceptible to economic swings.
     At March 31, 1999, real estate loans 90 days past due (excluding non-accrual loans) were $4,081,000, compared with $7,898,000 at December 31, 1998, and $3,239,000 at March 31, 1998.


                                                    1999                 1998
                                          ------------------------     --------
Real Estate Loans                                      Percentage
Period-End Balances                        March 31     of Total      March 31
-------------------------------------------------------------------------------
Construction                              $  329,379      17.9%      $  234,577
Land                                         109,694       5.9           62,408
Permanent mortgages:
  Commercial                                 390,594      21.2          271,129
  Residential                                652,222      35.3          541,513
Other                                        363,768      19.7          375,359
                                          ----------     ------      ----------
                                          $1,845,657     100.0%      $1,484,986
                                          ==========     ======      ==========
Non-accrual                               $    6,164        .3%      $    7,666


Mexico
     The Corporation's cross border outstandings to Mexico, excluding $18.2 million in loans secured by assets held in the United States, totaled $50.4 million at March 31, 1999, or 1.3 percent of total loans, up from $25.4 million at December 31, 1998 and down compared to $51.8 million last year. The increase from the fourth quarter represents the additional usage of lines of credit extended to Mexican firms to support trade related transactions. As of March 31, 1999, none of the Mexican related loans were on non-performing status.

                                                    MEXICAN LOANS
                                               ------------------------
                                                         Percentage of
March 31, 1999                                  Amount    Total Loans
-----------------------------------------------------------------------
Loans to financial institutions                $46,423        1.2%
Loans to private firms or individuals            4,014         .1
                                               -------        ----
                                               $50,437        1.3%
                                               =======        ====



Non-Performing Assets
                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
March 31, 1999                                    Estate    Other    Total
 --------------------------------------------------------------------------
Non-accrual                                       $6,164   $8,106   $14,270
Foreclosed assets                                  3,538      604     4,142
                                                  ------   ------   -------
     Total                                        $9,702   $8,710   $18,412
                                                  ======   ======   =======
As a percentage of total
  non-performing assets                             52.7%    47.3%    100.0%

     Non-performing assets totaled $18.4 million at March 31, 1999 up 7.7 percent from $17,104,000 at December 31, 1998 and down 7.2 percent from $19.8 million at March 31, 1998. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .48 percent at March 31, 1999 from .59 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $250,000 or $.01 per common share for the first quarter of 1999, compared to approximately $229,000 or $.01 per common share for the fourth quarter of 1998 and $276,000 or $.01 per common share for the first quarter of 1998. Total loans 90 days past due (excluding non-accrual loans) were $7,886,000 at March 31, 1999, compared to $10,781,000 at December 31, 1998, and $6,662,000 at March 31, 1998.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $55.9 million or 1.47 percent of period-end loans at March 31, 1999, compared to $53.6 million or 1.47 percent for the fourth quarter of 1998 and $49.7 million or 1.49 percent at March 31, 1998. The allowance for possible loan losses as a percentage of non-accrual loans was 391.4 percent at March 31, 1999, compared to 412.5 percent and 356.3 percent at the end of the fourth and first quarters of 1998, respectively.
     The Corporation recorded a $3 million provision for possible loan losses during the first quarter of 1999, compared to $2.7 million and $2.6 million recorded during the fourth and first quarters of 1998. The provision is reflective of the continued growth in the loan portfolio. Net charge-offs in the first quarter of 1999 totaled $1.1 million, compared to net charge-offs of $1.0 million and $2.2 million for the fourth and first quarters of 1998, respectively.


                                             NET CHARGE-OFFS (RECOVERIES)
                                            -------------------------------
                                              1999              1998
                                            -------      ------------------
                                             First       Fourth     First
                                            Quarter      Quarter   Quarter
---------------------------------------------------------------------------
Real Estate                                 $  (243)     $  (415)  $    29
Commercial and industrial                       170           99       660
Consumer                                      1,150        1,288     1,514
Other, including foreign                        (18)          64         1
                                            -------      -------   -------
                                            $ 1,059      $ 1,036   $ 2,204
                                            =======      =======   =======

Provision for possible loan losses          $ 3,000      $ 2,659   $ 2,579
Allowance for possible loan losses           55,857       53,616    49,698





Capital and Liquidity
     At March 31, 1999, shareholders' equity was $523.8 million compared to $512.9 million at December 31, 1998 and $474.6 million at March 31, 1998. The Corporation had an unrealized gain on securities available for sale, net of deferred taxes, of $667,000 as of March 31, 1999, compared to a $7.7 million net unrealized gain as of December 31, 1998, reflecting a change of $7.1 million. This decrease is primarily due to the increase in market interest rates. Under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     The Corporation paid a cash dividend of $.30 per common share for the first quarter of 1999 and fourth quarter of 1998 compared to $.25 per common share in the first quarter of 1998. This equates to a dividend payout ratio of
33.0 percent, 35.2 percent and 28.7 percent for the first quarter of 1999 and the fourth and first quarters of 1998, respectively.
     Funding sources available at the holding company level include a $7.5 million short-term line of credit. There were no borrowings outstanding from this source at March 31, 1999.
     Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. These include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in the Corporation's natural trade area which maintain accounts with and sell Federal funds to subsidiary banks of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

Year 2000
          The Corporation has an extensive program in place to address the internal and external risks associated with the century date change to the Year 2000. Currently, the Corporation estimates that the dollar amount to be spent on incremental costs will be approximately $4.6 million over the three year period beginning in 1997, funded out of its earnings, with approximately $3.97 million spent through the first quarter of 1999. These costs are being expensed as incurred. Additionally, the Corporation is spending about 30% of its annual technology budget to facilitate progress on the Year 2000 program. The cost of compliance and completion dates is based upon management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of resources.
     The Corporation has systematically inventoried and assessed the importance of application software and system hardware and software during the now completed awareness and assessment phase of its information technology. The Corporation has also completed the renovation of mission critical systems and has implemented 99 percent of the renovated mission critical systems. The Corporation has completed the renovation, testing and installation of 100 percent of technology systems in its owned facilities, including vault doors, elevators, climate control systems, and security systems. In addition, the Corporation has completed 100 percent of the testing of mission critical systems. The Corporation expects to be completed with the non-mission critical applications by the end of the second quarter of 1999. The Corporation has commenced, and will continue into 1999, integration testing to assure that logically related systems can interact and process information correctly.
     During 1998, the Corporation reviewed the Year 2000 preparedness of its vendors and suppliers, and recently completed on-site due diligence visits with key service providers. The great majority of these suppliers appear to be making adequate progress. The Corporation will continue to monitor vendor and supplier progress and develop contingency plans where necessary and feasible. The Corporation is testing for key dates in the new century with critical third party service providers, although it may be necessary to rely on proxy testing in some cases. The majority of this work is expected to be done in the first half of 1999. The Corporation will make available testing documentation, known as proxy tests, to clients utilizing certain products and services. The Corporation also relies on entities such as the Federal Reserve System, Depository Trust Company, Participants Trust Company, Society for Worldwide Interbank Financial Telecommunications (SWIFT), and the Clearing House Interbank Payment Systems (CHIPS) in its securities processing and banking businesses, as do other financial services providers in similar businesses. Testing of data exchanges with organizations such as these is underway and is expected to be completed during by the second quarter of 1999.
     Although the Corporation is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. The Corporation is developing contingency plans where practical to provide alternatives in situations where a third party furnishing a critical product or service experiences significant Year 2000 issues. The Corporation is also updating existing business continuity plans for the date change. This process is well underway and will continue through the third quarter, 1999, as plans are reviewed and validated.
     As part of its credit analysis process, the Corporation has developed a project plan for assessing the Year 2000 readiness of its significant credit customers. An initial assessment of Year 2000 readiness has been completed for the customers who have responded to the Corporation's inquiries about their progress, which make up the majority of its credit customers and represent most of its credit exposure. The Corporation will continue to monitor the progress of these customers.
     The Financial Management Group's (FMG) mission critical systems, such as the trust and brokerage accounting and trading systems, are and have been, included in the Corporation's evaluation and testing of systems. FMG is also updating current contingency plans to include possible Year 2000 circumstances. In addition to the systems aspect, the FMG recognizes that there could be other types of risks and is in the process of reviewing the managed assets comprising the investment portfolios of FMG clients. The review process includes obtaining public information provided by companies/issuers to regulatory bodies, such as the Securities and Exchange Commission. Other public information that may be relied upon for evaluating a company's/issuer's Year 2000 readiness are analysts' reports and/or official statements from companies/issuers.
     Although the FMG is attempting to review and monitor the efforts of other parties, it cannot warrant the facts, circumstances, or the outcome of such efforts. Where the Corporation does not serve in a fiduciary capacity for a customer's assets it cannot provide any assurances on factors outside its control such as the quality of assets, potential economic uncertainties and other service providers. The Corporation also does not accept responsibility for ensuring that its clients' own systems are Year 2000 compliant. In addition, the Corporation does not guarantee that there will not be any disruptions on receipt or disbursements of income. There may be disruptions that are beyond the control of the Corporation. An example of this would be if an issuer/company or its paying agent does not pay income as scheduled.
     The Corporation's Year 2000 program is regularly reviewed by examiners from various external agencies such as the Comptroller of the Currency and the Federal Reserve Bank.
     The Corporation expects to successfully complete its Year 2000 effort as planned. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control. Since the Corporation is still conducting external testing and monitoring of third parties, it is unable to make assumptions as to the extent of Year 2000 failures that could result, nor quantify the potential adverse effect that such failures could have on the Corporation's operations, liquidity, and financial condition. Year 2000 risks will be continually evaluated and contingency plans revised throughout 1999.

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

Recent Announcements
     On April 27, 1999, the Corporation announced an increase in its quarterly cash dividend to $.35 per common share and a two-for-one stock split, payable on June 15 and June 22, respectively, to shareholders of record as of June 1, 1999. In addition, the Board also approved a stock repurchase program in which up to $100 million of its outstanding common stock may be repurchased over a two-year period.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                             March 31, 1999           December 31, 1998
                                    ----------------------------   ------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                    ----------   -------  -----    --------  -------  -----
ASSETS
Time deposits                       $      432   $     3  3.47%
Securities:
 U.S. Treasury                         206,795     2,565  5.03   $  252,567  $ 3,204  5.03%
 U.S. Government agencies
  and corporations                   1,694,151    26,620  6.29    1,687,422   26,508  6.28
 States and political subdivisions     135,183     2,401  7.10      107,122    1,912  7.14
 Other                                  54,141       792  5.86       50,937      772  6.06
                                    ----------   -------         ----------  -------
     Total securities                2,090,270    32,378  6.20    2,098,048   32,396  6.17
Federal funds sold                      28,439       332  4.67      106,523    1,431  5.26
Loans, net of unearned discount      3,760,734    77,621  8.37    3,602,690   76,980  8.48
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              5,879,875   110,334  7.58    5,807,261  110,807  7.59
Cash and due from banks                618,369                      588,053
Allowance for possible loan losses     (54,534)                     (52,837)
Banking premises and equipment         136,918                      137,121
Accrued interest and other assets      272,197                      257,995
                                    ----------                   ----------
  Total Assets                      $6,852,825                   $6,737,593
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,482,579                   $1,471,437
  Correspondent banks                  217,173                      176,041
  Public funds                          41,071                       55,965
                                    ----------                   ----------
     Total demand deposits           1,740,823                    1,703,443
Time deposits:
 Savings and Interest-on-Checking      935,709     1,656  0.72      906,111    2,066  0.90
 Money market deposit accounts       1,541,395    13,695  3.60    1,509,580   14,238  3.74
 Time accounts                       1,268,283    13,757  4.40    1,281,352   15,170  4.70
 Public funds                          263,754     2,291  3.52      266,688    2,310  3.44
                                    ----------   -------         ----------  -------
    Total time deposits              4,009,141    31,399  3.18    3,963,731   33,784  3.38
                                    ----------   -------         ----------  -------
  Total Deposits                     5,749,964                    5,667,174
Federal funds purchased and securities
  sold under resale agreements         376,357     4,007  4.26      328,794    3,554  4.23
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,464     2,119  8.61       98,450    2,119  8.61
Other borrowings                        13,204       202  6.21       24,185      379  6.22
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              4,497,166    37,727  3.39    4,415,160   39,836  3.58
                                    ----------   -------  -----  ----------  -------  ----
Accrued interest and other liabilities  90,579                      106,561
                                    ----------                   ----------
Total Liabilities                    6,328,568                    6,225,164
SHAREHOLDERS' EQUITY                   524,257                      512,429
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $6,852,825                   $6,737,593
                                    ==========                   ==========
Net interest income                              $72,607                    $70,971
                                                 =======                    =======
Net interest spread                                       4.19%                      4.01%
                                                          ====                       ====
Net interest income to total average earning assets       4.98%                      4.87%
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


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                           March 31, 1998
                                   ----------------------------
                                                Interest
                                     Average    Income/   Yield/
                                     Balance    Expense   Cost
ASSETS                             -----------  --------  -----
Securities:
 U.S. Treasury                     $  335,210  $  4,649   5.62%
 U.S. Government agencies
  and corporations                  1,502,010    24,410   6.50
 States and political subdivisions     44,459       789   7.10
 Other                                 17,017       271   6.38
                                   ----------    ------
     Total securities               1,898,696    30,119   6.36
Federal funds sold                    143,248     2,017   5.63
Loans, net of unearned discount     3,283,016    72,381   8.94
                                   ----------    ------
Total Earning Assets and
    Average Rate Earned             5,324,960   104,517   7.93
Cash and due from banks               611,648
Allowance for possible loan losses    (49,457)
Banking premises and equipment        135,002
Accrued interest and other assets     268,581
                                   ----------
  Total Assets                     $6,290,734
                                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,325,315
  Correspondent banks                 219,975
  Public funds                         41,036
                                   ----------
     Total demand deposits          1,586,326
Time deposits:
 Savings and Interest-on-Checking     893,466     2,750   1.25
 Money market deposit accounts      1,295,973    12,742   3.99
 Time accounts                      1,271,962    16,034   5.11
 Public funds                         325,613     3,258   4.06
                                   ----------    ------
    Total time Deposits             3,787,014    34,784   3.73
                                   ----------    ------
  Total Deposits                    5,373,340
Federal funds purchased and securities
  sold under repurchase agreements    235,104     2,746   4.67
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures              98,409     2,119   8.61
Other borrowings                       26,527       365   5.58
                                   ----------    ------
Total Interest-Bearing Funds
  and Average Rate Paid             4,147,054    40,014   3.91
                                   ----------    ------   ----
Accrued interest and other liabilities 86,073
                                   ----------
Total Liabilities                   5,819,453
SHAREHOLDERS' EQUITY                  471,281
                                   ----------
Total Liabilities and
  Shareholders' Equity             $6,290,734
                                   ==========
Net interest income                             $64,503
                                                =======
Net interest spread                                       4.02%
                                                          =====
Net interest income to total average earning assets       4.89%
                                                          =====
* Taxable-equivalent basis assuming a 35% tax rate.

 Item 3.
Quantitative and Qualitative Disclosures About Market Risks

     There has been no material change in the market risks faced by the Company since December 31, 1998. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits

        27  Statement regarding Financial Data Schedule (EDGAR Version)

    (b)  Reports on Form 8-K

         During the quarter ended March 31, 1999, a Current Report on Form 8-K, dated January 26, 1999, was filed with the Commission by the Corporation.

                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)

Date: May 14, 1999                         By:/s/ Phillip D. Green
                                              ---------------------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                 Cullen/Frost Bankers, Inc.
                                      Form 10-Q
                                    Exhibit Index
Exhibit                    Description
-------                    -----------
27                         Statement re: Financial Data Schedule 3-31-99
                                         (EDGAR VERSION)
27.1                       Statement re: Financial Data Schedule 3-31-98
                                         restated for the merger of Overton
                                         Bancshares, Inc. (EDGAR VERSION)