Form 10-K/A
period 1998-12-31
CULLEN FROST BANKERS INC
filed 1999-06-23
CIK 39263

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

                             Common Stock, $.01 Par Value
                               (with attached rights)
                             ----------------------------
                                 (Title of Class)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                        Class                         March 19, 1999
             ----------------------------             --------------
             Common Stock, $.01 par value               26,760,687


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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements--Reference is made to Part II, Item 8 of this Annual Report on Form 10-K. In addition, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934 the financial statements and supplemental schedules required by Form 11-K with respect to the 401(k)Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates are filed herewith as Exhibit 19.2 to this Annual Report on Form 10-K.

2. Exhibits--The following additional exhibits are filed herewith as a part of this Amendment No. 2 to the registrant's Annual Report on Form 10-K.


    19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1998 and 1997.

    23.4 Consent of Independent Auditors with respect to Form 10-K as amended by this Form 10-K/A for the 401(k) Stock Purchase Plan.

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



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)


Date:   June 23, 1999                           /s/PHILLIP D. GREEN
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------
(a) The following documents are filed as part of this Annual Report on Form 10-K:

  1. Financial Statements -- Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

  2. The Financial Statement Schedules are omitted, as the required information is not applicable.

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

  Exhibit
  Number
 ----------
     3.1    Articles of Incorporation, of Cullen/Frost Bankers, Inc.
            as amended (11)
     3.2    Amended By-Laws of Cullen/Frost Bankers, Inc. (8)
     4.1    Shareholder Protection Rights Agreement dated as of February 1, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as
            Rights Agent (12)
    10.1    Restoration of Retirement Income Plan for Participants in the
            Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its
            Affiliates (as amended and restated)*
    10.2    Change-In-Control Agreement with one Executive Officer*
    10.3    1983 Non-qualified Stock Option Plan, as amended (1)
    10.4    Form of Revised Change-In-Control Agreements with four Executive
            Officers (3)*
    10.5    1988 Non-qualified Stock Option Plan (2)*
    10.6    The 401(k) Stock Purchase Plan for employees of Cullen/Frost
            Bankers, Inc. and its Affiliates (4)*
    10.7    1991 Thrift Incentive Stock Purchase Plan for Employees of
            Cullen/Frost Bankers, Inc. and its Affiliates (5)*
    10.8    Cullen/Frost Bankers, Inc. Restricted Stock Plan (6)*
    10.9    Cullen/Frost Bankers, Inc. Supplemental Executive Retirement
            Plan (7)*
    10.10   Form of Revised Change-In-Control Agreements with one Executive
            Officer (7)*
    10.11   Retirement agreement with one Executive Officer (9)*
    10.12   Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (10)
    10.13   Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (10)
    19.1    Annual Report on Form 11-K for the Year Ended December 31, 1998, for
            the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to
            Rule 15d-21 of the Securities and Exchange Act of 1934)(13)
    19.2    Annual Report on Form 11-K for the Year Ended December 31, 1998, for
            the  401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
    21      Subsidiaries of Cullen/Frost
    23.1    Consent of Independent Auditors
    23.2    Consent of PricewaterhouseCoopers LLP Independent Auditors for
            Overton Bancshares, Inc.
    23.3    Consent of Independent Auditors with respect to Form 10-K/A for the
            1991 Thrift Incentive Stock Plan (13)
    23.4    Consent of Independent Auditors with respect to Form 10-K/A for the
            401(k) Stock Purchase Plan (14)
    24      Power of Attorney
    27      Financial Date Schedule (EDGAR Version)
    99      Report of PricewaterhouseCoopers LLP on Overton Bancshares, Inc.
            financial statements as of December 31, 1997 and for each of the years in the two year period ended December 31, 1997.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

  (13) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the Year Ended December 31, 1998.
        (File No. 0-7275)

  (14)  Filed herewith.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit
Number             Description of Exhibits
------------------------------------------
 19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(K) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1998 and 1997 (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)

 23.4 Consent of Independent Auditors with respect to Form 10-K/A for the 401(K) Stock Purchase Plan.