Form 10-Q
period 1999-06-30
CULLEN FROST BANKERS INC
filed 1999-08-16
CIK 39263

Securities and Exchange Commission
                               Washington, D.C. 20549




                                     Form 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



     For Quarter Ended June 30, 1999          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 13 1999, there were 53,465,387 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)



Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)


                                                  Three Months Ended       Six Months Ended
                                                       June 30                 June 30
                                                 --------------------    -------------------
                                                   1999         1998       1999        1998
                                                 -------      -------    -------     -------
INTEREST INCOME
 Loans, including fees                           $79,751      $74,562   $157,046    $146,705
 Securities:
    Taxable                                       26,981       29,138     56,957      58,670
    Tax-exempt                                     1,478          677      3,039       1,057
                                                 -------      -------   --------    --------
      Total Securities                            28,459       29,815     59,996      59,727
 Time deposits                                        22                      25
 Federal funds sold                                  831        1,863      1,163       3,880
                                                 -------      -------   --------    --------
      Total Interest Income                      109,063      106,240    218,230     210,312
INTEREST EXPENSE
 Deposits                                         31,108       34,653     62,507      69,436
 Federal funds purchased and securities
   sold under repurchase agreements                2,731        2,827      6,738       5,574
 Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                              2,119        2,119      4,238       4,238
 Long-term notes payable and other borrowings        198          419        400         784
                                                 -------      -------   --------    --------
      Total Interest Expense                      36,156       40,018     73,883      80,032
                                                 -------      -------   --------    --------
      Net Interest Income                         72,907       66,222    144,347     130,280
Provision for possible loan losses                 2,975        2,600      5,975       5,179
                                                 -------      -------   --------    --------
      Net Interest Income After Provision
       For Possible Loan Losses                   69,932       63,622    138,372     125,101
NON-INTEREST INCOME
 Trust fees                                       11,416       11,625     22,799      23,661
 Service charges on deposit accounts              14,496       13,118     28,484      25,573
 Other service charges, collection and
    exchange charges, commissions and fees         5,266        3,948      9,272       7,533
 Net gain (loss) on securities transactions                        71        (68)        144
 Other                                             7,017        6,242     16,069      11,555
                                                 -------      -------   --------    --------
      Total Non-Interest Income                   38,195       35,004     76,556      68,466
NON-INTEREST EXPENSE
 Salaries and wages                               30,554       27,757     60,267      54,964
 Pension and other employee benefits               6,576        5,462     13,091      11,060
 Net occupancy of banking premises                 6,818        6,112     13,519      12,220
 Furniture and equipment                           4,984        4,647      9,559       9,088
 Intangible amortization                           3,554        3,360      6,891       6,708
 Merger related charge                                         12,244                 12,244
 Other                                            18,994       19,446     38,229      37,597
                                                 -------      -------   --------    --------
     Total Non-Interest Expense                   71,480       79,028    141,556     143,881
                                                 -------      -------   --------    --------
   Income Before Income Taxes                     36,647       19,598     73,372      49,686
Income Taxes                                      12,559        8,142     24,989      18,817
                                                 -------      -------   --------    --------
     Net Income                                  $24,088      $11,456   $ 48,383    $ 30,869
                                                 =======      =======   ========    ========
Net income per common share:
  Basic                                          $   .45      $   .22   $    .90    $    .58
  Diluted                                            .44          .21        .88         .57

Dividends per common share                          .175          .15       .325         .28

See notes to consolidated financial statements.



Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)


                                                       June 30    December 31     June 30
                                                        1999          1998         1998
                                                     ----------   -----------   ----------
Assets
Cash and due from banks                              $  655,431    $  684,941   $  754,017
Time deposits                                             2,628
Securities held to maturity                              95,435       111,439      129,819
Securities available for sale                         1,725,002     1,979,555    1,683,040
Securities trading                                          682           709          587
Federal funds sold                                       25,125       102,900       61,400
Loans, net of unearned discount of $4,942 at
  June 30, 1999; $3,357 at December 31, 1998
  and $3,602 at June 30, 1998                         3,973,749     3,646,603    3,447,353
    Less: Allowance for possible loan losses            (58,974)      (53,616)     (51,115)
                                                     ----------    ----------   ----------
      Net Loans                                       3,914,775     3,592,987    3,396,238
Banking premises and equipment                          143,291       137,290      133,815
Accrued interest and other assets                       340,069       259,784      266,476
                                                     ----------    ----------   ----------
      Total Assets                                   $6,902,438    $6,869,605   $6,425,392
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $1,594,194    $1,585,891   $1,465,420
  Correspondent banks                                   216,878       201,355      289,460
  Public funds                                           42,131        56,253       42,830
                                                     ----------    ----------   ----------
     Total demand deposits                            1,853,203     1,843,499    1,797,710
Time Deposits:
  Savings and Interest-on-Checking                      940,062       961,597      874,239
  Money market deposit accounts                       1,655,953     1,493,778    1,354,368
  Time accounts                                       1,249,722     1,264,121    1,299,283
  Public funds                                          194,587       282,492      215,576
                                                     ----------    ----------   ----------
     Total time deposits                              4,040,324     4,001,988    3,743,466
                                                     ----------    ----------   ----------
     Total deposits                                   5,893,527     5,845,487    5,541,176
Federal funds purchased and securities
  sold under repurchase agreements                      296,875       305,564      177,842
Accrued interest and other liabilities                  103,550       107,177      124,619
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                    98,486        98,458       98,431
                                                     ----------    ----------   ----------
     Total Liabilities                                6,392,438     6,356,686    5,942,068
Shareholders' Equity
Common stock, par value per share:$.01                      536           267          266
  Shares authorized:90,000,000
  Shares issued: 53,558,846;
    53,425,296; and 53,296,020
Surplus                                                 184,741       183,151      179,110
Retained earnings                                       353,244       321,754      295,131
Accumulated other comprehensive income,
  net of tax                                            (28,507)        7,747        8,817
Treasury Stock (500 shares)                                 (14)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         510,000       512,919      483,324
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $6,902,438    $6,869,605   $6,425,392
                                                     ==========    ==========   ==========


See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                  Accumulated
                                                                     Other
                                                                 Comprehensive
                                     Common             Retained    Income,     Treasury
                                     Stock    Surplus   Earnings  net of tax     Stock     Total
                                    --------  --------  --------  -----------  ---------   --------
Balance at January 1, 1998          $133,775   $53,647  $278,994   $8,917      $(12,404)   $462,929
  Net income for the twelve months
    ended December 31, 1998                               75,645                             75,645
  Unrealized loss on securities
    available for sale of $937,
     net of tax and reclassification
     adjustment for after-tax gains
     included in net income of $233                                (1,170)                   (1,170)
                                                                                           --------
       Total comprehensive income                                                            74,475
                                                                                           --------
  Proceeds from employee stock
    purchase plan and options                      390    (2,014)                2,802        1,178
  Tax benefit related to
    exercise of stock options                    1,771                                        1,771
  Purchase of treasury stock                                                    (3,495)      (3,495)
  Issuance of restricted stock             1     1,889                             126        2,016
  Restricted stock plan deferred
    compensation, net                                       (514)                              (514)
  Cash dividend                                          (29,567)                           (29,567)
  ESOP shares released                           2,820       658                              3,478
  Constructive retirement of treasury
    stock issued in connection with
    a business combination            (1,382)  (11,023)                         12,883          478
  Change in par value               (132,974)  132,974
  Pre-merger transactions of
    pooled company:
      Proceeds from employee stock
        purchase plan and options        847       683      (539)                   88        1,079
      Cash dividend                                         (909)                              (909)
                                    --------  --------  --------  -------      -------     --------
Balance at December 31, 1998        $    267  $183,151  $321,754  $ 7,747      $  ----     $512,919
  Net income for the six
    months ended June 30, 1999                            48,383                             48,383
  Unrealized loss on securities
    available for sale of $36,298,
     net of tax and reclassification
     adjustment for after-tax losses
     included in net income of $44                                (36,254)                  (36,254)
                                                                                           --------
       Total comprehensive income                                                            12,129
                                                                                           --------
Proceeds from employee stock
  purchase plan and options                1       908      (358)                  521        1,072
  Tax benefit related to exercise
    of stock options                               950                                          950
  Purchase of treasury stock                                                      (535)        (535)
  Restricted stock plan deferred
    compensation, net                                        858                                858
  Cash dividend                                          (17,393)                           (17,393)
Two-for-one stock split                  268      (268)
                                    --------  --------  --------  -------      -------     --------
Balance at June 30, 1999            $    536  $184,741  $353,244 $(28,507)     $   (14)    $510,000
                                    ========  ========  ========  =======      =======     ========



See notes to consolidated financial statements.



Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                 Six Months Ended
                                                                     June 30
                                                                ------------------
                                                                  1999       1998
                                                                -------    -------
Operating Activities
Net income                                                     $ 48,383   $ 30,869
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                            5,975      5,179
    Credit for deferred taxes                                    (3,470)    (2,124)
    Accretion of discounts on loans                                (100)      (631)
    Accretion of securities' discounts                           (1,063)    (1,213)
    Amortization of securities' premiums                          2,825      2,732
    Net decrease in trading securities                               27      1,353
    Net loss (gain) on securities transactions                       68       (144)
    Net gain on sale of assets                                   (2,736)       (33)
    Depreciation and amortization                                15,600     14,911
    Increase in interest receivable                              (3,871)    (3,224)
    Increase in interest payable                                  2,810        130
    Originations of mortgages held-for-sale                     (81,695)   (85,467)
    Proceeds from sales of mortgages held-for-sale               83,880     81,061
    Net change in other assets and liabilities                  (26,966)    30,406
                                                                ---------  --------
      Net cash provided by operating activities                  39,667     73,805

Investing Activities
Proceeds from maturities of securities held to maturity          16,071     18,822
Purchases of investment securities                                  (99)    (9,650)
Proceeds from sales of securities available for sale            265,414    260,158
Proceeds from maturities of securities available for sale       366,230    473,793
Purchases of securities available for sale                     (340,607)  (703,783)
Net increase in loans                                          (217,603)  (206,934)
Net increase in bank premises and equipment                      (7,888)    (6,747)
Proceeds from sales of repossessed properties                       376        738
Net cash and cash equivalents paid from bank acquisitions       (23,788)    (8,899)
                                                               ---------  ---------
  Net cash provided (used) by investing activities               58,106   (182,502)

Financing Activities
Net increase in demand deposits,
  IOC accounts, and savings accounts                              2,368    226,663
Net decrease in certificates of deposits                       (180,203)   (76,779)
Net decrease in short-term borrowings                            (8,689)   (38,361)
Net proceeds from issuance of common stock                        2,022      1,312
Purchase of treasury stock                                         (535)    (1,866)
Dividends paid                                                  (17,393)   (14,468)
                                                               ---------  --------
     Net cash (used) provided by financing activities          (202,430)    96,501
                                                               ---------  --------
     Decrease in cash and cash equivalents                     (104,657)   (12,196)
Cash and cash equivalents at beginning of year                  787,841    827,613
                                                               ---------  --------
     Cash and cash equivalents at the end of the period        $683,184   $815,417
                                                               =========  ========

Supplemental information:
  Interest Paid                                                $ 71,073   $ 79,902

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)

Note A-Basis of Presentation

     The consolidated financial statements include the accounts of Cullen/Frost and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. Certain reclassifications have been made to make prior periods comparable. For further information, refer to the consolidated financial statements and footnotes thereto included in Cullen/Frost's Annual Report on Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been derived from our audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note B-Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb loan losses inherent in the loan portfolio.


                                                     Six Months Ended
                                                         June 30
                                                   --------------------
(in thousands)                                        1999       1998
-----------------------------------------------------------------------
Balance at beginning of the period                  $53,616    $48,073
Provision for possible loan losses                    5,975      5,179
Loan loss reserve of acquired institutions            1,066      1,250
Net charge-offs:
  Losses charged to the allowance                    (4,483)    (5,847)
  Recoveries                                          2,800      2,460
                                                    -------    -------
    Net (charge-offs)                                (1,683)    (3,387)
                                                    -------    -------
Balance at the end of period                        $58,974    $51,115
                                                    =======    =======

Note C-Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At June 30, 1999, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest revenue was recognized on loans impaired as of June 30, 1999 compared to $52,000 recognized a year ago. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

The following is a summary of loans considered to be impaired:


                                                             June 30
                                                       -------------------
(in thousands)                                          1999         1998
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $2,471       $3,039
Impaired loans with a valuation reserve                 2,837        4,137
                                                       ------       ------
Total recorded investment in impaired loans            $5,308       $7,176
                                                       ======       ======
Average recorded investment in impaired loans          $5,372       $6,358
Valuation reserve                                       2,208        2,273

Note D-Earnings Per Common Share

     On June 22, 1999, the Corporation completed the previously announced two-for-one stock split. As a result of the split, $268,000 was transferred from surplus to common stock. All related share amounts have been restated to make prior periods comparable.
     The reconciliation of earnings per share follows:


                                             Six Months Ended          Three Months Ended
                                                 June 30                   June 30
                                          ------------------------  ------------------------
(in thousands, except per share amounts)    1999         1998         1999         1998
--------------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income          $48,383      $30,869      $24,088      $11,456
                                          =======      =======      =======      =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares        53,512       52,941       53,554       53,040
Dilutive effect of stock options            1,366        1,590        1,395        1,568
                                          -------      -------      -------      -------
Denominator for diluted earnings per share 54,878       54,531       54,949       54,608
                                          =======      =======      =======      =======

Earnings per share:
Basic                                     $   .90      $   .58      $   .45      $   .22
Diluted                                       .88          .57          .44          .21



Note E-Capital

     The table below reflects various measures of regulatory capital at June 30, 1999 and 1998. As a result of the acquisitions during the first half of 1999, all regulatory capital ratios are down when compared to a year ago.


                                           June 30, 1999            June 30, 1998
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  503,171     11.26%    $  474,933     11.87%
     Tier 1 Capital Minimum requirement   178,702      4.00        160,049      4.00

     Total Capital                     $  559,054     12.51%    $  524,962     13.12%
     Total Capital Minimum requirement    357,404      8.00        320,098      8.00

Risk-adjusted assets, net of goodwill  $4,467,555               $4,001,229
Leverage ratio                                         7.51%                    7.64%
Average equity as a percentage
of average assets                                      7.78                     7.57



     At June 30, 1999 and 1998, Cullen/Frost's subsidiary banks were considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Cullen/Frost and its subsidiary banks currently exceed all minimum capital requirements. Regulators can initiate certain mandatory actions, if Cullen/Frost fails to meet the minimum requirements, that could have a direct material effect on Cullen/Frost's financial statements.

Note F-Income Taxes

     The tax expense for the second quarter of 1999 was $12.6 million. This amount consisted of current tax expense of $14.7 million and deferred tax benefit of $2.1 million. Year-to-date tax expense is $25.0 million, consisting of current tax expense of $28.5 million and deferred tax benefit of $3.5 million. Net deferred tax assets were $31.3 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years. The tax expense for the second quarter of 1998 was $8.1 million, consisting of current tax expense of $9 million and deferred tax benefit of $.9 million. Year-to-date tax expense for 1998 was $18.8 million, consisting of current tax expense of $20.9 million and deferred tax benefit of $2.1 million. Income tax payments for the first six months of 1999 and 1998 were $26.8 million and $22.9 million, respectively.

Note G-Merger and Acquisitions

     On May 20, 1999, the Corporation paid approximately $42.25 million to acquire Commerce Financial Corporation and its four-location subsidiary, Bank of Commerce, in Fort Worth, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such, the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $76 million and deposits of approximately $164 million. The intangible assets associated with the acquisition amounted to approximately $ 31.6 million. This acquisition is not expected to have a material impact on the Corporation's 1999 net income.
     On May 1, 1999, Frost Insurance Agency, a subsidiary of The Frost National Bank, acquired Professional Insurance Agents, Inc. (PIA), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offers corporate and personal property and casualty insurance as well as group, health and life insurance products to individuals and businesses. The purchase method of accounting was used to record the transaction. This acquisition is not expected to have a material impact on the Corporation's 1999 net income.
     On January 15, 1999, the Corporation paid approximately $18.7 million to acquire Keller State Bank with three locations in Tarrant County, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million. The intangible assets associated with the acquisition amounted to approximately $11.8 million. This acquisition is not expected to have a material impact on the Corporation's 1999 net income.
     On May 29, 1998, the Corporation completed the merger of Overton Bancshares, Inc., in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N. A. The merger, which was accounted for as a "pooling-of-interests" transaction, was the Corporation's first entry into the Fort Worth market. With the merger, the Corporation acquired twelve locations in Fort Worth/Arlington and two in Dallas. The Corporation issued approximately 4.38 million (pre-split) common shares as part of this transaction.
     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. This transaction was accounted for as a purchase with total cash consideration being funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million.

Total intangible assets associated with the acquisition amounted to approximately $34.2 million.

Investment Banking Subsidiary
     On August 2, 1999 the Corporation began operations of its Section 20 investment banking subsidiary in Dallas, Texas. The new subsidiary, Frost Securities, Inc., offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.

Note H-Accounting Changes

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the required adoption date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The effective portion of a derivative's change in fair value will be immediately recognized in earnings. Even though early adoption is allowed, the Corporation has no plans to adopt this statement prior to the effective date. The impact on future results will depend on the financial position of the Corporation and the nature and purpose of the derivatives in use by the Corporation at that time.

Note I-Operating Segments

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



Six Months Ended:                                                   Financial
                                                                    Management                   Consolidated
(in thousands)                                          Banking        Group         Non-Banks        Total
===============================================================================================================
June 30, 1999
Revenues from external customers....................  $195,204      $ 29,981        $ (4,282)       $220,903
                                                      -------------------------------------------------------
Net income (loss)...................................  $ 45,856      $  7,298        $ (4,771)       $ 48,383
                                                      =======================================================


================================================================================================================
June 30, 1998
Revenues from external customers....................  $172,713       $ 29,745        $ (3,712)       $198,746
                                                      -------------------------------------------------------
Operating earnings (loss)...........................  $ 36,644       $  7,204        $ (3,468)       $ 40,380*
                                                      =======================================================




Three Months Ended:                                                 Financial
                                                                    Management                   Consolidated
(in thousands)                                          Banking        Group         Non-Banks        Total
===============================================================================================================
June 30, 1999
Revenues from external customers....................  $ 97,935      $ 15,337        $ (2,171)       $111,102
                                                      -------------------------------------------------------
Net income (loss)...................................  $ 22,801      $  3,857        $ (2,570)       $ 24,088
                                                      =======================================================


================================================================================================================
June 30, 1998
Revenues from external customers....................  $ 87,916       $ 14,852        $ (1,542)      $101,226
                                                      -------------------------------------------------------
Operating earnings (loss)...........................  $ 18,761       $  3,618        $ (1,411)      $ 20,968*
                                                      =======================================================

*Excludes the after-tax impact of the $12.2 million Overton merger related charge.


Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     The results of operations are included in the material that follows. Certain reclassifications have been made to make prior quarters comparable.
All balance sheet figures are presented in averages unless otherwise noted.
     Cullen/Frost completed acquisitions during the first and second quarters of 1999 and one in the first quarter of 1998. These acquisitions were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition. In addition, during the second quarter of 1998 the Corporation completed the merger with Overton Bancshares, Inc., ("Overton") which was
accounted for using the "pooling-of-interests" accounting method.    The
acquisitions and merger are outlined in the footnotes to the financial statements on page eight.
     During the second quarter of 1999, the board of directors declared and paid a two for one stock split. All periods presented have been restated to give effect to the split.
     Cullen/Frost Bankers, Inc. reported net income of $24.1 million or $.44 per diluted common share for the quarter ended June 30, 1999 compared to $24.3 million or $.44 per diluted common share for the first quarter of 1999. Operating earnings were $21.0 million or $.38 per diluted common share for the second quarter of 1998. Operating earnings exclude the after-tax impact of the merger related charge associated with the merger of Overton. Return on average assets and average equity increased to 1.42 percent and 18.23 percent for the second quarter of 1999 compared to 1.33 percent and 17.40 percent, respectively, for the second quarter of 1998 excluding the merger related charge. Earnings for the six months ended June 30, 1999 were $48.4 million or $.88 per diluted common share compared to $40.4 million or $.74 per diluted common share (excluding the after tax impact of the merger related charge) for the same period of 1998. Return on average assets and average equity for the six months ended June 30, 1999 increased to 1.43 percent and 18.51 percent compared to 1.29 percent and 17.05 percent for 1998(excluding the merger related charge).



                                                     Summary of Operations
                                       -------------------------------------------------
                                                                 Three Months Ended
                                       Six Months Ended      ---------------------------
                                            June 30                 1999          1998
                                       -----------------     ------------------  -------
                                         1999      1998      June 30   March 31  June 30
----------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                     $146,630  $131,327     $74,023   $72,607   $66,869
Taxable-equivalent adjustment            2,283     1,047       1,116     1,167       647
                                      --------  --------     -------   -------   -------
Net interest income                    144,347   130,280      72,907    71,440    66,222
Provision for possible loan losses       5,975     5,179       2,975     3,000     2,600
Non-Interest income:
  Net gain (loss) on securities
     transactions                          (68)      144                   (68)       71
  Other                                 76,624    68,322      38,195    38,429    34,933
                                      --------  --------     -------   -------   -------
    Total non-interest income           76,556    68,466      38,195    38,361    35,004
Non-Interest expense:
  Intangible amortization                6,891     6,708       3,554     3,337     3,360
  Merger related charge                           12,244                          12,244
  Other                                134,665   124,929      67,926    66,739    63,424
                                      --------  --------     -------   -------   -------
    Total non-interest expense         141,556   143,881      71,480    70,076    79,028
                                      --------  --------     -------   -------   -------

Income before income taxes              73,372    49,686      36,647    36,725    19,598
Income Taxes                            24,989    18,817      12,559    12,430     8,142
                                      --------  --------     -------   -------   -------
Net Income                            $ 48,383  $ 30,869     $24,088   $24,295   $11,456
                                      ========  ========     =======   =======   =======

Net income per diluted common share:  $    .88  $    .57     $   .44   $   .44   $   .21

Return on Average Assets                  1.43%      .99%       1.42%     1.44%      .73%
Return on Average Equity                 18.51     13.06       18.23     18.79      9.51


Results of Segment Operations

     The Corporation's operations are managed along two major Operating
Segments: Banking and the Financial Management Group. The following table summarizes net income by Operating Segment for the six months and three months ended June 30, 1999 and 1998.


                                           Six Months Ended          Three Months Ended
                                               June 30                     June 30
(in thousands)                             1999         1998         1999         1998
==========================================================================================
Banking...............................  $  45,856     $ 36,644       $22,801      $18,761
Financial Management Group............      7,298        7,204         3,857        3,618
Non-Banks.............................     (4,771)      (3,468)       (2,570)      (1,411)
                                          ----------------------     ---------------------
Consolidated operating earnings.......   $ 48,383     $ 40,380*     $ 24,088     $ 20,968*
Consolidated net income...............     48,383     $ 30,869      $ 24,088     $ 11,456
                                          ======================     =====================
* Excludes the after-tax impact of the $12.2 million Overton merger related charge.


     The increase in Banking net income for the six months and three months ended June 30, 1999 was due primarily to higher net interest income due to loan growth and higher non-interest income impacted by internal growth, new business initiatives and acquisitions.


Net Interest Income

     Net interest margin was 5.10 percent for the second quarter of 1999 compared to 4.98 percent and 4.96 percent for the first quarter of 1999 and second quarter of 1998, respectively. The net interest spread of 4.29 percent increased 10 basis points from the first quarter of 1999 and 23 basis points from the second quarter of 1998. The increases in net interest margin and spread from the first quarter of 1999 and the second quarter of 1998 were due to strong loan growth resulting in an improved earning asset mix, as well as, decreased deposit costs.



                                   Change in Net Interest Income (Taxable Equivalent)
                         -------------------------------------------------------------------
                            Second Quarter        Second Quarter        Year-to-Date
                                 1999                  1999                 1999
                                  vs.                   vs.                  vs.
                            Second Quarter         First Quarter        Year-to-Date
                                 1998                  1999                 1998
                         -------------------------------------------------------------------
                                Amount                Amount                 Amount
--------------------------------------------------------------------------------------------
Due to volume                  $ 7,972               $   878                $17,124
Due to interest rate
  spread                          (818)                  538                 (1,821)
                               -------               -------                -------
                               $ 7,154               $ 1,416                $15,303
                               =======               =======                =======


Non-Interest Income

     Growth in non-interest income was favorably impacted by the 1999 first quarter acquisition of Keller State Bank and the second quarter acquisitions of Professional Insurance Agents, Inc. ("PIA") and Commerce Financial Corporation. Also impacting 1999 was a $2 million non-recurring gain recorded in the first quarter.


                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 1999             1998
                                       ------------------    --------------------   -------
Non-Interest Income                       1999      1998     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Trust fees                              $22,799   $23,661    $11,416     $11,383    $11,625
Service charges on deposit accounts      28,484    25,573     14,496      13,988     13,118
Other service charges, collection
  and exchange charges, commissions
  and fees                                9,272     7,533      5,266       4,006      3,948
Net gain (loss) on securities
  transactions                              (68)      144                    (68)        71
Other                                    16,069    11,555      7,017       9,052      6,242
                                        -------   -------    -------     -------    -------
    Total                               $76,556   $68,466    $38,195     $38,361    $35,004
                                        =======   =======    =======     =======    =======

For the second quarter 1999...

     Total non-interest income was flat compared to the first quarter of 1999 and up $3.2 million, an increase of 9.1 percent compared to the second quarter of 1998. Included in the first quarter of 1999 was a $2 million non-recurring gain from the sale of a piece of property in connection with a branch restructuring. Excluding this non-recurring gain, non-interest income for the second quarter of 1999 was up 5.0 percent from the previous quarter.
     Trust fees were relatively flat when compared with the previous and year ago quarters primarily as a result of lower management fees associated with small cap value funds, as well as trust oil and gas fees, which were offset by growth in other areas of the Financial Management Group. The market value of trust assets at the end of the second quarter of 1999 was $12.7 billion with $5.6 billion in discretionary assets and $7.1 billion in non-discretionary assets compared to $11.9 billion a year ago with $5.5 billion in discretionary assets and $6.4 billion in non-discretionary assets.
     Service charges on deposit accounts for the second quarter of 1999 increased $508 thousand or 3.6 percent from the first quarter of this year and $1.4 million or 10.5 percent from the second quarter of 1998. Most of these increases occurred as the result of some fee increases and broad based deposit growth that generated increases in overdraft charges and cash management fees on commercial and individual deposits. Other service charges were up $1.3 million for the second quarter of 1999 compared to the first quarter of 1999 and $1.3 million or 33 percent from the same quarter a year ago. Insurance commission income and mutual fund fees led the way in growth in this category of non-interest income.
     Compared to the first quarter of 1999, other non-interest income decreased $2.0 million. This resulted primarily from the $2 million non-recurring gain from the sale of a piece of property in connection with a branch restructuring in the first quarter of 1999. Other non-interest income increased $775 thousand or 12.4 percent from the second quarter of 1998. This increase is primarily due to gains on the sale of foreclosed assets and student loans offset by lower recoveries on loans that are carried at a discount and mineral interest income than a year ago.


For the six months ended June 30, 1999...

     Non-interest income was up $8.1 million or 11.8 percent compared to the same period last year. Trust income decreased $862 thousand or 3.6 percent from the same period a year ago, due to lower management fees associated with small cap value funds, as well as trust oil and gas fees. Service charges on deposits increased $2.9 million or 11.4 percent compared to the same period one year ago. Broad based deposit growth generated increases in overdraft charges, cash management fees on commercial deposits, as well as increases in ATM income offset by lower NSF charges. Other service charge income increased $1.7 million or 23.1 percent from the same period last year. Primary contributors to this growth were insurance commission income and mutual fund fees. Other income was up $4.5 million or 39.1 percent compared to the same period last year. Main contributors were the $2 million non-recurring gain from the sale of a piece of property in connection with a branch restructuring, gains on the sale of foreclosed assets and student loans offset by lower recoveries on loans that are carried at a discount and mineral interest income than a year ago.


Non-Interest Expense

     The acquisitions of Commerce Financial Corporation, Keller State Bank, and PIA as well as the formation of Frost Securities, Inc. impacted the growth in expenses.



                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 1999            1998
                                       ------------------    -------------------    -------
Non-Interest Expense                      1999      1998     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $ 60,267  $ 54,964    $30,554    $29,713     $27,757
Pension and other employee benefits      13,091    11,060      6,576      6,515       5,462
Net occupancy of banking premises        13,519    12,220      6,818      6,701       6,112
Furniture and equipment                   9,559     9,088      4,984      4,575       4,647
Intangible amortization                   6,891     6,708      3,554      3,337       3,360
Merger related charge                              12,244                            12,244
Other                                    38,229    37,597     18,994     19,235      19,446
                                       --------  --------    -------    -------     -------
      Total                            $141,556  $143,881    $71,480    $70,076     $79,028
                                       ========  ========    =======    =======     =======


For the second quarter 1999...

     Non-interest expense was up $1.4 million or 2 percent compared to last quarter and increased $4.7 million or 7 percent compared to the second quarter of 1998 excluding the merger-related charge associated with the merger of Overton.
     Salaries and wages increased $841 thousand compared with the first quarter of 1999 and were up $2.8 million or 10.1 percent from the second quarter of 1998. These increases were related to the acquisitions, as well as new business initiatives and merit increases. Pension and employee benefits were flat compared to last quarter and up 20.4 percent compared to the second quarter of 1998. The increase from a year ago reflects higher medical insurance expense and the impact of the acquisitions on bank contributions to the 401(k) stock plan.
     Net occupancy of banking premises expense remained flat with the first quarter of 1999 and increased $706 thousand or 11.6 percent from the second quarter of 1998. Costs associated with closing a branch location were primarily responsible for the increase from the year ago quarter. Lower operating costs during the second quarter of 1999 offset the branch closing costs when compared to the previous quarter. Furniture and equipment expense increased $409 thousand or 8.9 percent and $337 thousand or 7.3 percent from the first quarter of 1999 and the second quarter last year, respectively. This increase is primarily due to higher amortized software and software maintenance costs. Intangible amortization increased 6.5 percent and 5.8 percent from the first quarter of 1999 and second quarter of 1998 due to the previously mentioned acquisitions.
     Also included in the second quarter of 1998 was a $12.2 million merger related charge associated with the merger of Overton. Of the $12.2 million charge approximately 39 percent related to severance payments and 29 percent related to investment banking fees.
     Other non-interest expenses decreased $241 thousand or 1.3 percent and $452 thousand or 2.3 percent compared to the first quarter of 1999 and second quarter of 1998, respectively. The decrease from a year ago is related to lower professional expenses and security costs offset by higher conversion related acquisition costs.

For the six months ended June 30, 1999...

     Total non-interest expense was up $9.9 million or 7.5 percent compared to the same period one year ago excluding the merger-related charge. Salaries and wages were up $5.3 million or 9.6 percent compared to the same period a year ago primarily because of the acquisitions, as well as new business initiatives and merit increases. Pension and other benefits increased $2.0 million or 18.4 percent from the same period last year due to higher medical insurance expense and the impact of the acquisitions on bank contributions to the 401(k) stock plan. Net occupancy of banking premises was up $1.3 million or 10.6 percent compared to a year ago. This increase is attributable to cost associated with branch activity, building maintenance influenced by the acquisitions and higher property taxes. Furniture and equipment expense increased $471 thousand or 5.2 percent due to higher amortized software and software maintenance. Intangible amortization increased $183 thousand or 2.7 percent from the same period a year ago due to acquisitions. Other non-interest expenses increased $632 thousand or 1.7 percent, primarily due to appraisal expense and higher conversion related acquisition costs.


Income Taxes
     The Corporation's effective tax rate for the first and second quarters of 1999 approximates 34 percent. The effective tax rate for the second quarter of 1998 was impacted by the merger related charge associated with Overton and approximated 42 percent.


Cash Earnings
     The Corporation has historically paid cash and used the purchase method of accounting for the majority of its acquisitions, which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):


                                                  Six Months Ended
                           --------------------------------------------------------------
                                  June 1999                          June 1998
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings  Earnings  Amortization  Earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $73,372     $6,891      $80,263   $49,686     $6,708      $56,394
Income taxes            24,989      1,602       26,591    18,817      1,656       20,473
                       -------     ------      -------   -------     ------      -------
Net income             $48,383     $5,289      $53,672   $30,869     $5,052      $35,921
                       =======     ======      =======   =======     ======      =======
Net income per diluted
  common share         $   .88     $  .10      $   .98   $   .57     $  .09      $   .66

Return on assets          1.43%                   1.58%*     .99%                   1.15%*
Return on equity         18.51                   20.53 **  13.04                   15.17**

 * Calculated as A/B
** Calculated as A/C                                           June 1999       June 1998
   -----------------                                           ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   53,672     $   35,921
(B) Total average assets                                        6,836,555      6,307,061
(C) Average shareholders' equity                                  527,104        476,805



                                                 Three Months Ended
                           --------------------------------------------------------------
                                  June 1999                         March 1999
-----------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings  Earnings  Amortization  Earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $36,647     $3,554      $40,201   $36,725     $3,337      $40,062
Income taxes            12,559        816       13,375    12,430        786       13,216
                       -------     ------      -------   -------     ------      -------
Net income             $24,088     $2,738      $26,826   $24,295     $2,551      $26,846
                       =======     ======      =======   =======     ======      =======
Net income per common
  share                $   .44     $  .05      $   .49   $   .44     $  .05      $   .49

Return on assets          1.42%                   1.58%*    1.44%                   1.59%*
Return on equity         18.23                   20.30 **  18.79                   20.77**

 * Calculated as A/B
** Calculated as A/C                                           June 1999      March 1999
   -----------------                                           ----------     -----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   26,826     $   26,846
(B) Total average assets                                        6,808,655      6,852,825
(C) Average shareholders' equity                                  529,919        524,257



                                      Three Months Ended
                              --------------------------------
                                         June 1998
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
--------------------------------------------------------------
Income before income taxes     $19,598     $3,360     $22,958
Income taxes                     8,142        812       8,954
                               -------     ------     -------
Net income                     $11,456     $2,548     $14,004
                               =======     ======     =======
Net income per common share    $   .21     $  .05     $   .26

Return on assets                   .73%                   .89%*
Return on equity                  9.51                  11.62 **

 * Calculated as A/B
** Calculated as A/C

                                                             June 1998
                                                             ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   14,004
(B) Total average assets                                      6,318,904
(C) Average shareholders' equity                                483,334

     Excluding the merger related charge, the Corporation's cash earnings for the six months and second quarter ending June 30, 1998 were $45.4 million or $.83 per diluted common share and $23.5 million or $.43 per diluted common share, respectively. Cash earnings (excluding the merger related charge) return on assets and return on equity for the second quarter of 1998 were 1.49 percent and 19.51 percent, respectively.

Balance Sheet
     Average assets of $6.8 billion were flat when compared to the previous quarter and up 7.8 percent from the second quarter of 1998 with approximately half of the increase related to the acquisitions. Total deposits averaged $5.8 billion for the current quarter, flat from the previous quarter and up 8 percent when compared to the second quarter of 1998. Average loans for the second quarter of 1999 were $3.9 billion. This represents an increase in average loans of 13.3 percent on an annualized basis from the first quarter of 1999 and 14.6 percent from the second quarter of last year.


Loans

                                     1999                      1998
                            ----------------------   -------------------------
Loan Portfolio                          Percentage
Period-End Balances           June 30    of Total    December 31    June 30
------------------------------------------------------------------------------
Commercial                  $1,399,122     35.2%     $1,211,180   $1,105,949
Consumer                       572,058     14.4         625,018      695,563
Real estate                  1,909,498     48.0       1,719,404    1,553,566
Other                           98,013      2.5          94,358       95,877
Unearned discount               (4,942)     (.1)         (3,357)      (3,602)
                            ----------   ------      ----------   ----------
Total Loans                 $3,973,749    100.0%     $3,646,603   $3,447,353
                            ==========   ======      ==========   ==========

     At June 30, 1999 period-end loans totaled $4 billion up 17.5 percent on an annualized basis from the previous quarter and up 15.3 percent from the same period last year. Approximately 65 percent of the increase in loans from a year ago resulted from internally generated growth.

Real Estate Loans
     Real estate loans at June 30, 1999, were $1.9 billion or 48 percent of period-end loans compared to 45.1 percent a year ago. Residential permanent mortgage loans at June 30, 1999, were $671 million compared to $652 million at March 31, 1999, and $560 million at June 30, 1998. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. The majority of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company). Historically these type of loans have resulted in lower risk, provided financial stability and are less susceptible to economic swings.
     At June 30, 1999, real estate loans 90 days past due (excluding non-accrual loans) were $2.7 million, compared with $4.1 million at March 31, 1999, and $2.6 million at June 30, 1998.

                                                    1999                 1998
                                          ------------------------     --------
Real Estate Loans                                      Percentage
Period-End Balances                         June 30     of Total       June 30
-------------------------------------------------------------------------------
Construction                              $  367,160      19.2%      $  259,236
Land                                         112,958       5.9           61,163
Permanent mortgages:
  Commercial                                 405,431      21.2          414,468
  Residential                                671,105      35.2          559,548
Other                                        352,844      18.5          259,151
                                          ----------     ------      ----------
                                          $1,909,498     100.0%      $1,553,566
                                          ==========     ======      ==========
Non-accrual and restructured              $    5,134        .3%      $    8,857

Mexico

     At June 30, 1999, the Corporation's cross border outstanding to Mexico, excluding $16.5 million in loans secured by liquid U.S. assets, totaled $48.4 million or 1.2 percent of total loans down from $50.4 million at March 31, 1999 and $51.4 million at June 30, 1998. The decrease from last year represents normal fluctuations in lines of credit used by Mexican banks to finance trade. At June 30, 1999, $583 thousand of Mexican-related loans were on non-performing status.

                                                    MEXICAN LOANS
                                               -----------------------
                                                         Percentage of
June 30, 1999                                   Amount    Total Loans
----------------------------------------------------------------------
Loans to financial institutions                $40,379        1.0%
Loans to private firms or individuals            8,012         .2
                                               -------        ----
                                               $48,391        1.2%
                                               =======        ====


Non-Performing Assets

                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
June 30, 1999                                     Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual                                      $ 5,134   $7,862   $12,996
Foreclosed assets                                  2,919      287     3,206
                                                 -------   ------   -------
     Total                                       $ 8,053   $8,149   $16,202
                                                 =======   ======   =======
As a percentage of total
  non-performing assets                             49.7%    50.3%    100.0%

     Non-performing assets totaled $16.2 million at June 30, 1999 down 18 percent from $19.7 million at June 30, 1998 and down 12 percent from $18.4 million at March 31, 1999. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .41 percent at June 30, 1999 from .57 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $217 thousand for the second quarter of 1999, compared to approximately $297 thousand for the second quarter of 1998 and $250 thousand for the first quarter of 1999. For the six months ended June 30, 1999, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $467 thousand compared with approximately $573,000 for the comparable period last year. Total loans 90 days past due (excluding non-accrual loans) were $5.6 million at June 30, 1999, compared to $7.0 million at June 30, 1998, and $7.9 million at March 31, 1999.

Allowance for Possible Loan Losses

     The allowance for possible loan losses was $59 million or 1.48 percent of period-end loans at June 30, 1999, compared to $51.1 million or 1.48 percent at June 30, 1998 and $55.9 million or 1.47 percent at March 31, 1999. The allowance for possible loan losses as a percentage of non-accrual and restructured loans was 454 percent at June 30, 1999, compared to 352 percent at June 30, 1998 and 391 percent at the end of the first quarter of 1999.
     The Corporation recorded a $3 million provision for possible loan losses during the second quarter of 1999. This compares to $2.6 million provision for possible loan losses during the second quarter of 1998 and $3 million for the first quarter of 1999. The provision is reflective of the continued growth in the loan portfolio. Net charge-offs in the second quarter of 1999 totaled $624 thousand, compared to net charge-offs of $1.2 million and $1.1 million for the second quarter of 1998 and for the first quarter of 1999, respectively.


                                       NET CHARGE-OFFS (RECOVERIES)
                                       ----------------------------
                                              1999           1998
                                       ------------------   -------
                                        Second     First    Second
                                        Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real estate                            $    86   $  (243)  $  (303)
Commercial and industrial                 (289)      170      (100)
Consumer                                   853     1,150     1,600
Other, including foreign                   (26)      (18)      (14)
                                       -------   -------   -------
                                       $   624   $ 1,059   $ 1,183
                                       =======   =======   =======

Provision for possible loan losses     $ 2,975   $ 3,000   $ 2,600
Allowance for possible loan losses      58,974    55,857    51,115



Capital and Liquidity
     At June 30, 1999, shareholders' equity was $510 million compared to $483.3 million at June 30, 1998 and $523.8 million at March 31, 1999. The Corporation had an unrealized loss on securities available for sale, net of deferred taxes, of $28.5 million as of June 30, 1999 compared to a $8.8 million unrealized gain as of June 30, 1998, reflecting a change of $37.3 million. This decrease in the market value of securities available for sale is primarily due to an increase in market interest rates. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     During the second quarter of 1999, the board of directors declared and paid a two for one stock split. In addition, the Corporation raised its cash dividend 17 percent in the second quarter of 1999 to $.175 per common share (post-split) compared to $.15 per common share in the first quarter of 1999 and second quarter of 1998. This equates to a dividend payout ratio of 38.9 percent and 33 percent for the second and first quarters of 1999, respectively. The dividend payout ratio for the second quarter of 1998 (excluding the merger related charge) was 38.1 percent.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at June 30, 1999.
     Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. These include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

Year 2000
          The Corporation has an extensive program in place to address the internal and external risks associated with the century date change to the Year 2000. Currently, the Corporation estimates that the dollar amount to be spent on incremental costs will be approximately $4.7 million over the three year period beginning in 1997, funded out of its earnings, with approximately $4.29 million spent through the second quarter of 1999. These costs are being expensed as incurred. Additionally, the Corporation is spending about 30 percent of its annual technology budget to facilitate progress on the Year 2000 program. The cost of compliance and completion dates is based upon management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of resources.
     The Corporation has systematically inventoried and assessed the importance of application software and system hardware and software during the now completed awareness and assessment phase of its information technology. The Corporation has also completed the renovation of mission critical systems and has implemented 100 percent of the renovated mission critical systems. The Corporation has completed the renovation, testing and installation of 100 percent of technology systems in its owned facilities, including vault doors, elevators, climate control systems, and security systems. The Corporation is substantially complete with the non-mission critical applications. The Corporation has commenced, and will continue into 1999, integration testing to assure that logically related systems can interact and process information correctly.
     During 1998, the Corporation reviewed the Year 2000 preparedness of its vendors and suppliers, and recently completed on-site due diligence visits with key service providers. The great majority of these suppliers appear to be making adequate progress. The Corporation will continue to monitor vendor and supplier progress and develop contingency plans where necessary and feasible. The Corporation is testing for key dates in the new century with critical third party service providers, although it may be necessary to rely on proxy testing in some cases. The majority of this work is complete. The Corporation will make available testing documentation, known as proxy tests, to clients utilizing certain products and services. The Corporation also relies on entities such as the Federal Reserve System, Depository Trust Company, Participants Trust Company, Society for Worldwide Interbank Financial Telecommunications (SWIFT), and the Clearing House Interbank Payment Systems (CHIPS) in its securities processing and banking businesses, as do other financial services providers in similar businesses.
Although the Corporation is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. The Corporation is developing contingency plans where practical to provide alternatives in situations where a third party furnishing a critical product or service experiences significant Year 2000 issues. The Corporation is also updating existing business continuity plans for the date change. This process is well underway and will continue through the third quarter, 1999, as plans are reviewed and validated.
     As part of its credit analysis process, the Corporation has developed a project plan for assessing the Year 2000 readiness of its significant credit customers. An initial assessment of Year 2000 readiness has been completed for the customers who have responded to the Corporation's inquiries about their progress, which make up the majority of its credit customers and represent most of its credit exposure. The Corporation will continue to monitor the progress of these customers.
     The Financial Management Group's (FMG) mission critical systems, such as the trust and brokerage accounting and trading systems, are and have been, included in the Corporation's evaluation and testing of systems. FMG is also updating current contingency plans to include possible Year 2000 circumstances. In addition to the systems aspect, the FMG recognizes that there could be other types of risks and is in the process of reviewing the managed assets comprising the investment portfolios of FMG clients. The review process includes obtaining public information provided by companies/issuers to regulatory bodies, such as the Securities and Exchange Commission. Other public information that may be relied upon for evaluating a company's/issuer's Year 2000 readiness are analysts' reports and/or official statements from companies/issuers.
     Although the FMG is attempting to review and monitor the efforts of other parties, it cannot warrant the facts, circumstances, or the outcome of such efforts. Where the Corporation does not serve in a fiduciary capacity for a customer's assets it cannot provide any assurances on factors outside its control such as the quality of assets, potential economic uncertainties and other service providers. The Corporation also does not accept responsibility for ensuring that its clients' own systems are Year 2000 compliant. In addition, the Corporation does not guarantee that there will not be any disruptions on receipt or disbursements of income. There may be disruptions that are beyond the control of the Corporation. An example of this would be if an issuer/company or its paying agent does not pay income as scheduled.
     The Corporation's Year 2000 program is regularly reviewed by examiners from various external agencies such as the Comptroller of the Currency and the Federal Reserve Bank.
     The Corporation expects to successfully complete its Year 2000 effort as planned. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control. Since the Corporation is still conducting external testing and monitoring of third parties, it is unable to make assumptions as to the extent of Year 2000 failures that could result, nor quantify the potential adverse effect that such failures could have on the Corporation's operations, liquidity, results of operations and financial condition. Year 2000 risks will be continually evaluated and contingency plans revised throughout 1999.



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


Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                           June 30, 1999                 June 30, 1998
                                    ---------------------------   ---------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                    ----------  --------  ------  ----------  --------  -----
ASSETS
Time deposits                       $    1,522  $     25  3.29%
Securities:
 U.S. Treasury                         195,660     4,844  4.99    $  295,857  $  8,268  5.64%
 U.S. Government agencies
  and corporations                   1,596,862    50,606  6.34     1,512,706    49,177  6.50
 States and political subdivisions     140,005     5,098  7.28        45,266     1,778  7.86
 Other                                  43,010     1,234  5.74        33,950     1,055  6.21
                                     ---------  --------           ---------  --------
  Total securities                   1,975,537    61,782  6.26     1,887,779    60,278  6.39
Federal funds sold                      47,528     1,163  4.87       139,702     3,880  5.52
Loans, net of unearned discount      3,823,480   157,543  8.31     3,336,701   147,201  8.90
                                     ---------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned              5,848,067   220,513  7.59     5,364,182   211,359  7.93
Cash and due from banks                613,395                       592,705
Allowance for possible loan losses     (55,930)                      (49,884)
Banking premises and equipment         138,811                       134,797
Accrued interest and other assets      292,212                       265,261
                                     ---------                    ----------
  Total Assets                      $6,836,555                    $6,307,061
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,500,961                    $1,347,314
  Correspondent banks                  220,428                       207,802
  Public funds                          39,098                        39,540
                                     ---------                     ---------
     Total demand deposits           1,760,487                     1,594,656
Time deposits:
 Savings and Interest-on-Checking      947,250     3,308   .70       905,247     5,671  1.26
 Money market deposit accounts       1,574,255    28,070  3.60     1,316,894    26,000  3.98
 Time accounts                       1,259,466    26,931  4.31     1,281,803    32,313  5.08
 Public funds                          235,636     4,198  3.59       274,613     5,452  4.00
                                     ---------  --------           ---------  --------
    Total time deposits              4,016,607    62,507  3.14     3,778,557    69,436  3.71
                                     ---------                     ---------
  Total Deposits                     5,777,094                     5,373,213
Federal funds purchased and securities
  sold under resale agreements         316,326     6,738  4.24       239,090     5,574  4.64
Long-term notes payable                    891        26  5.84
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures,net           98,471     4,238  8.61        98,416     4,238  8.61
Other borrowings                        12,895       374  5.86        30,248       784  5.23
                                     ---------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,445,190    73,883  3.35     4,146,311    80,032  3.89
                                     ---------  --------  ----    ----------  --------  ----
Accrued interest and other liabilities 103,774                        89,289
                                     ---------                    ----------
Total Liabilities                    6,309,451                     5,830,256
SHAREHOLDERS' EQUITY                   527,104                       476,805
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $6,836,555                    $6,307,061
                                    ==========                    ==========
Net interest income                             $146,630                      $131,327
                                                ========                      ========
Net interest spread                                       4.24%                         4.04%
                                                          =====                         =====
Net interest income to total average earning assets       5.04%                         4.92%
                                                          =====                         =====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                            June 30, 1999              March 31, 1999
                                    ----------------------------   ------------------------
                                                 Interest                    Interest
                                       Average   Income/  Yield/    Average  Income/  Yield/
                                       Balance   Expense  Cost      Balance  Expense  Cost
                                    ----------   -------  -----    --------  -------  -----
ASSETS
Time deposits                       $    2,599  $     21  3.26%  $      432  $     3  3.47%
Securities:
 U.S. Treasury                         184,647     2,279  4.95      206,795    2,565  5.03
 U.S. Government agencies
  and corporations                   1,500,643    23,986  6.39    1,694,151   26,620  6.29
 States and political subdivisions     144,774     2,697  7.45      135,183    2,401  7.10
 Other                                  32,002       442  5.52       54,141      792  5.86
                                    ----------   -------         ----------  -------
     Total securities                1,862,066    29,404  6.32    2,090,270   32,378  6.20
Federal funds sold                      66,407       831  4.95       28,439      332  4.67
Loans, net of unearned discount      3,885,535    79,923  8.25    3,760,734   77,621  8.37
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              5,816,607   110,179  7.59    5,879,875  110,334  7.58
Cash and due from banks                608,476                      618,369
Allowance for possible loan losses     (57,310)                     (54,534)
Banking premises and equipment         140,684                      136,918
Accrued interest and other assets      300,198                      272,197
                                    ----------                   ----------
  Total Assets                      $6,808,655                   $6,852,825
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,519,140                   $1,482,579
  Correspondent banks                  223,648                      217,173
  Public funds                          37,146                       41,071
                                    ----------                   ----------
     Total demand deposits           1,779,934                    1,740,823
Time deposits:
 Savings and Interest-on-Checking      958,665     1,652   .69      935,709    1,656   .72
 Money market deposit accounts       1,606,753    14,375  3.59    1,541,395   13,695  3.60
 Time accounts                       1,250,747    13,174  4.22    1,268,283   13,757  4.40
 Public funds                          207,827     1,907  3.68      263,754    2,291  3.52
                                    ----------   -------         ----------  -------
    Total time deposits              4,023,992    31,108  3.10    4,009,141   31,399  3.18
                                    ----------   -------         ----------  -------
  Total Deposits                     5,803,926                    5,749,964
Federal funds purchased and securities
  sold under resale agreements         256,954     2,731  4.20      376,357    4,007  4.26
Long-term notes payable                  1,772        26  5.82
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net          98,478     2,119  8.61       98,464    2,119  8.61
Other borrowings                        12,590       172  5.49       13,204      202  6.21
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              4,393,786    36,156  3.30    4,497,166   37,727  3.39
                                    ----------   -------  ----   ----------  -------  ----
Accrued interest and other liabilities 105,016                       90,579
                                    ----------                   ----------
Total Liabilities                    6,278,736                    6,328,568
SHAREHOLDERS' EQUITY                   529,919                      524,257
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $6,808,655                   $6,852,825
                                    ==========                   ==========
Net interest income                             $ 74,023                    $ 72,607
                                                ========                    ========
Net interest spread                                       4.29%                       4.19%
                                                          ====                        ====
Net interest income to total average earning assets       5.10%                       4.98%
                                                          ====                        ====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)
                                         December 31, 1998            September 30, 1998
                                   ----------------------------  ---------------------------
                                                Interest                      Interest
                                     Average    Income/   Yield/   Average    Income/  Yield/
                                     Balance    Expense   Cost     Balance    Expense  Cost
                                   -----------  --------  -----  ----------   -------  -----
ASSETS
Securities:
 U.S. Treasury                     $  252,567  $  3,204   5.03%  $  205,209  $  2,867  5.54%
 U.S. Government agencies
  and corporations                  1,687,422    26,508   6.28    1,515,663    24,286  6.41
 States and political subdivisions    107,122     1,912   7.14       72,949     1,367  7.49
 Other                                 50,937       772   6.06       51,667       753  5.83
                                   ----------  --------          ----------  --------
     Total securities               2,098,048    32,396   6.17    1,845,488    29,273  6.34
Federal funds sold                    106,523     1,431   5.26      123,572     1,800  5.70
Loans, net of unearned discount     3,602,690    76,980   8.48    3,470,656    77,607  8.87
                                   ----------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned             5,807,261   110,807   7.59    5,439,716   108,680  7.94
Cash and due from banks               588,053                       536,988
Allowance for possible loan losses    (52,837)                      (52,273)
Banking premises and equipment        137,121                       135,322
Accrued interest and other assets     257,995                       250,163
                                   ----------                    ----------
  Total Assets                     $6,737,593                    $6,309,916
                                   ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,471,437                    $1,383,898
  Correspondent banks                 176,041                       190,975
  Public funds                         55,965                        38,856
                                   ----------                    ----------
     Total demand deposits          1,703,443                     1,613,729
Time deposits:
 Savings and Interest-on-Checking     906,111     2,066    .90      891,341     2,942  1.31
 Money market deposit accounts      1,509,580    14,238   3.74    1,406,293    14,088  3.97
 Time accounts                      1,281,352    15,170   4.70    1,299,045    16,138  4.93
 Public funds                         266,688     2,310   3.44      191,118     1,894  3.93
                                   ----------  --------          ----------  --------
    Total time Deposits             3,963,731    33,784   3.38    3,787,797    35,062  3.67
                                   ----------  --------          ----------  --------
  Total Deposits                    5,667,174                     5,401,526
Federal funds purchased and securities
  sold under repurchase agreements    328,794     3,554   4.23      204,480     2,478  4.74
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net         98,450     2,119   8.61       98,436     2,118  8.61
Other borrowings                       24,185       379   6.22       37,969       592  6.17
                                   ----------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid             4,415,160    39,836   3.58    4,128,682    40,250  3.87
                                   ----------  --------   ----   ----------  --------  ----
Accrued interest and other
  liabilities                         106,561                        76,058
                                   ----------                    ----------
Total Liabilities                   6,225,164                     5,818,469
SHAREHOLDERS' EQUITY                  512,429                       491,447
                                   ----------                    ----------
Total Liabilities and
  Shareholders' Equity             $6,737,593                    $6,309,916
                                   ==========                    ==========
Net interest income                            $ 70,971                      $ 68,430
                                               ========                      ========
Net interest spread                                       4.01%                        4.07%
                                                          ====                         ====
Net interest income to total average earning assets       4.87%                        5.01%
                                                          ====                         ====
* Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                            June 30, 1998
                                    ----------------------------
                                                  Interest
                                       Average    Income/  Yield/
                                       Balance    Expense  Cost
ASSETS                              ----------    -------  -----
Securities:
 U.S. Treasury                      $  256,937   $  3,620  5.65%
 U.S. Government agencies
  and corporations                   1,523,283     24,766  6.50
 States and political subdivisions      48,762      1,034  8.48
 Other                                  48,000        783  6.53
                                    ----------    -------
     Total securities                1,876,982     30,203  6.44
Federal funds sold                     136,194      1,863  5.41
Loans, net of unearned discount      3,389,805     74,821  8.85
                                    ----------    -------
Total Earning Assets and
    Average Rate Earned              5,402,981    106,887  7.93
Cash and due from banks                573,970
Allowance for possible loan losses     (50,307)
Banking premises and equipment         134,842
Accrued interest and other assets      257,418
                                    ----------
  Total Assets                      $6,318,904
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,369,084
  Correspondent banks                  195,762
  Public funds                          38,059
                                    ----------
     Total demand deposits           1,602,905
Time deposits:
 Savings and Interest-on-Checking      916,899      2,921  1.28
 Money market deposit accounts       1,337,586     13,259  3.98
 Time accounts                       1,291,537     16,279  5.06
 Public funds                          224,173      2,194  3.93
                                    ----------    -------
    Total time deposits              3,770,195     34,653  3.69
                                    ----------    -------
  Total Deposits                     5,373,100
Federal funds purchased and securities
  sold under resale agreements         243,033      2,827  4.60
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net          98,422      2,119  8.61
Other borrowings                        33,929        419  4.96
                                    ----------    -------
Total Interest-Bearing Funds
  and Average Rate Paid              4,145,579     40,018  3.87
                                    ----------    -------  ----
Accrued interest and other liabilities  87,086
                                    ----------
Total Liabilities                    5,835,570
SHAREHOLDERS' EQUITY                   483,334
                                    ----------
Total Liabilities and
  Shareholders' Equity              $6,318,904
                                    ==========
Net interest income                              $ 66,869
                                                 ========
Net interest spread                                        4.06%
                                                           ====
Net interest income to total average earning assets        4.96%
                                                           ====
*Taxable-equivalent basis assuming a 35% tax rate.

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

Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 26, 1999. The following matters were submitted to a vote of the Corporation's shareholders.

1.  Election of Directors:

     Election of two director nominees into Class II with terms expiring in 2001 and election of six director nominees into Class III with terms expiring in 2002 was approved with no nominee receiving less than 22.6 million votes.


Nominee                     Total Votes For     Total Votes Withheld
-------                     ---------------     --------------------
Class II:
Cass O. Edwards              22,767,601               363,512
T. C. Frost                  22,770,593               360,520


Class III:
R. Denny Alexander           22,682,090               449,023
Bob W. Coleman               22,738,110               393,003
Eugene H. Dawson, Sr.        22,681,056               450,057
Ruben M. Escobedo            22,772,045               359,068
Joe R. Fulton                22,770,733               360,380
Ida Clement Steen            22,773,400               357,713



2.  Amend 1992 Stock Plan

   Total Votes For        18,571,844
   Total Votes Withheld    1,559,569



3.  Selection of Independent Auditors

   Total Votes For        23,106,340
   Total Votes Withheld       24,773




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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   August 16, 1999                      By:/S/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                   Cullen/Frost Bankers, Inc.
                                        Form 10-Q
                                      Exhibit Index
Exhibit           Description
-------           -----------
27                Statement re: Financial Data Schedule 6-30-99 (EDGAR VERSION)