Form 10-Q
period 1999-09-30
CULLEN FROST BANKERS INC
filed 1999-11-15
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



         For Quarter Ended September 30, 1999     Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 1999, there were 53,090,787 shares of Common Stock, $.01 par value, outstanding.


Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                  Three Months Ended      Nine Months Ended
                                                    September 30            September 30
                                                 --------------------   --------------------
                                                   1999         1998      1999        1998
                                                 -------      -------   --------    --------
INTEREST INCOME
 Loans, including fees                           $84,057      $77,319   $241,103    $224,024
 Securities:
    Taxable                                       25,316       28,006     82,273      86,676
    Tax-exempt                                     1,644          795      4,683       1,852
                                                 -------      -------   --------    --------
      Total Securities                            26,960       28,801     86,956      88,528
Time deposits                                         45                      70
 Federal funds sold                                1,404        1,800      2,567       5,680
                                                 -------      -------   --------    --------
      Total Interest Income                      112,466      107,920    330,696     318,232
INTEREST EXPENSE
 Deposits                                         32,345       35,062     94,852     104,498
 Federal funds purchased and securities
   sold under repurchase agreements                2,635        2,478      9,373       8,052
 Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                              2,118        2,118      6,356       6,356
 Long-term notes payable and other borrowings        199          592        599       1,376
                                                 -------      -------   --------    --------
      Total Interest Expense                      37,297       40,250    111,180     120,282
                                                 -------      -------   --------    --------
      Net Interest Income                         75,169       67,670    219,516     197,950
Provision for possible loan losses                 2,976        2,555      8,951       7,734
                                                 -------      -------   --------    --------
      Net Interest Income After Provision
       For Possible Loan Losses                   72,193       65,115    210,565     190,216
NON-INTEREST INCOME
 Trust fees                                       11,787       11,759     34,586      35,420
 Service charges on deposit accounts              15,179       14,218     43,663      39,791
 Other service charges, collection and
    exchange charges, commissions and fees         7,183        4,088     16,455      11,621
 Net gain (loss) on securities transactions                        67        (68)        211
 Other                                             5,514        5,877     21,583      17,432
                                                 -------      -------   --------    --------
      Total Non-Interest Income                   39,663       36,009    116,219     104,475
NON-INTEREST EXPENSE
 Salaries and wages                               32,580       27,645     92,847      82,609
 Pension and other employee benefits               6,300        5,345     19,391      16,405
 Net occupancy of banking premises                 6,776        6,540     20,295      18,760
 Furniture and equipment                           5,087        4,868     14,646      13,956
 Intangible amortization                           4,058        3,299     10,949      10,007
 Merger related charges                                                               12,244
 Other                                            19,754       19,701     57,983      57,298
                                                 -------      -------   --------    --------
     Total Non-Interest Expense                   74,555       67,398    216,111     211,279
                                                 -------      -------   --------    --------
   Income Before Income Taxes                     37,301       33,726    110,673      83,412
Income Taxes                                      12,928       11,728     37,917      30,545
                                                 -------      -------   --------    --------
     Net Income                                  $24,373      $21,998   $ 72,756    $ 52,867
                                                 =======      =======   ========    ========
Net income per common share:
  Basic                                          $   .46      $   .41   $   1.36    $   1.00
  Diluted                                            .45          .40       1.33         .97

Dividends per common share                          .175          .15        .50        .425

See notes to consolidated financial statements.



Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                    September 30  December 31  September 30
                                                        1999          1998         1998
                                                    ------------  -----------  ------------
Assets
Cash and due from banks                              $  645,308    $  684,941   $  476,625
Time deposits                                             4,048
Securities held to maturity                              89,457       111,439      119,366
Securities available for sale                         1,567,171     1,979,555    1,773,393
Securities trading                                        1,025           709        1,673
Federal funds sold                                        3,125       102,900      166,397
Loans, net of unearned discount of $9,949 at
  September 30, 1999  $3,357 at December 31, 1998
  and $3,717 at September 30, 1998                    4,062,833     3,646,603    3,536,480
    Less: Allowance for possible loan losses            (59,319)      (53,616)     (51,993)
                                                     ----------    ----------   ----------
      Net Loans                                       4,003,514     3,592,987    3,484,487
Banking premises and equipment                          143,962       137,290      136,589
Accrued interest and other assets                       312,110       259,784      250,455
                                                     ----------    ----------   ----------
      Total Assets                                   $6,769,720    $6,869,605   $6,408,985
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $1,529,397    $1,585,891   $1,418,911
  Correspondent banks                                   188,460       201,355      161,533
  Public funds                                           31,288        56,253       44,330
                                                     ----------    ----------   ----------
     Total demand deposits                            1,749,145     1,843,499    1,624,774
Time Deposits:
  Savings and Interest-on-Checking                      924,401       961,597      900,976
  Money market deposit accounts                       1,706,240     1,493,778    1,445,571
  Time accounts                                       1,245,094     1,264,121    1,297,655
  Public funds                                          195,791       282,492      196,744
                                                     ----------    ----------   ----------
     Total time deposits                              4,071,526     4,001,988    3,840,946
                                                     ----------    ----------   ----------
     Total deposits                                   5,820,671     5,845,487    5,465,720
Federal funds purchased and securities
  sold under repurchase agreements                      258,283       305,564      227,538
Accrued interest and other liabilities                   74,821       107,177      111,452
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                    98,499        98,458       98,444
                                                     ----------    ----------   ----------
     Total Liabilities                                6,252,274     6,356,686    5,903,154
Shareholders' Equity
Common stock, par value per share: $.01                     536           267          267
  Shares authorized:90,000,000
  Shares issued: 53,561,616; 53,425,296; 53,374,716
Surplus                                                 184,807       183,151      182,224
Retained earnings                                       368,114       321,754      307,625
Accumulated other comprehensive income, net of tax      (25,766)        7,747       16,575
Treasury Stock (404,899; 0 ; 17,474 shares)             (10,245)                      (860)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         517,446       512,919      505,831
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $6,769,720    $6,869,605   $6,408,985
                                                     ==========    ==========   ==========


See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                  Accumulated
                                                                     Other
                                                                  Comprehensive
                                     Common             Retained    Income,     Treasury
                                     Stock    Surplus   Earnings  net of tax    Stock      Total
                                    --------  --------  --------  ----------    ---------  --------
Balance at January 1, 1998          $133,775  $ 53,647  $278,994   $  8,917     $(12,404)  $462,929
  Net income for the twelve months
    ended December 31, 1998                               75,645                             75,645
  Unrealized loss on securities
    available for sale of $937,
     net of tax and reclassification
     adjustment for after-tax gains
     included in net income of $233                                  (1,170)                 (1,170)
                                                                                           --------
       Total comprehensive income                                                            74,475
                                                                                           --------
  Proceeds from employee stock
    purchase plan and options                      390    (2,014)                  2,802      1,178
  Tax benefit related to
    exercise of stock options                    1,771                                        1,771
  Purchase of treasury stock                                                      (3,495)    (3,495)
  Issuance of restricted stock             1     1,889                               126      2,016
  Restricted stock plan deferred
    compensation, net                                       (514)                              (514)
  Cash dividend                                          (29,567)                           (29,567)
  ESOP shares released                           2,820       658                              3,478
  Constructive retirement of treasury
    stock issued in connection with
    a business combination            (1,382)  (11,023)                           12,883        478
  Change in par value               (132,974)  132,974
  Pre-merger transactions of
    pooled company:
      Proceeds from employee stock
        purchase plan and options        847       683      (539)                     88      1,079
      Cash dividend                                         (909)                              (909)
                                    --------  --------  --------   --------     --------   --------
Balance at December 30, 1998        $    267  $183,151  $321,754   $  7,747     $-------   $512,919
  Net income for the nine
    months ended September 30, 1999                       72,756                             72,756
  Unrealized loss on securities
    available for sale of $33,557,
     net of tax and reclassification
     adjustment for after-tax losses
     included in net income of $44                                  (33,513)                (33,513)
                                                                                           --------
       Total comprehensive income                                                            39,243
                                                                                           --------
Proceeds from employee stock
  purchase plan and options                1       906      (479)                  1,278      1,706
  Tax benefit related to exercise
    of stock options                             1,018                                        1,018
  Purchase of treasury stock                                                     (11,523)   (11,523)
  Restricted stock plan deferred
    compensation, net                                        815                                815
  Cash dividend                                          (26,732)                           (26,732)
Two-for-one stock split                  268      (268)
                                    --------  --------  --------   --------     --------   --------
Balance at September 30, 1999       $    536  $184,807  $368,114   $(25,766)    $(10,245)  $517,446
                                    ========  ========  ========   ========    =========   ========



See notes to consolidated financial statements.




Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                Nine Months Ended
                                                                   September 30
                                                               -------------------
                                                                  1999       1998
                                                               --------   --------
Operating Activities
Net income                                                     $ 72,756   $ 52,867
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                            8,951      7,734
    Provision for deferred taxes                                 (5,346)    (3,796)
    Accretion of discounts on loans                              (3,564)      (471)
    Accretion of securities' discounts                           (1,507)    (2,111)
    Amortization of securities' premiums                          3,933      4,166
    Net (increase)decrease in trading securities                   (316)       267
    Net loss (gain) on securities transactions                       68       (211)
    Net gain on sale of assets                                   (2,898)      (751)
    Depreciation and amortization                                23,946     22,477
    Decrease in interest receivable                                  65        519
    Increase (decrease) in interest payable                         237     (6,609)
    Originations of mortgages held-for-sale                    (113,251)  (129,275)
    Proceeds from sales of mortgages held-for-sale              118,175    127,905
    Net change in other assets and liabilities                  (34,229)    31,644
                                                               ----------  --------
      Net cash provided by operating activities                  67,020    104,355

Investing Activities
Proceeds from maturities of securities held to maturity          22,030     29,132
Purchases of investment securities held to maturity                 (99)    (9,650)
Proceeds from sales of securities available for sale            265,414    681,300
Proceeds from maturities of securities available for sale       878,194    955,853
Purchases of securities available for sale                     (691,168)(1,685,879)
Net increase in loans                                          (308,963)  (301,134)
Net increase in bank premises and equipment                     (12,833)   (13,771)
Proceeds from sales of repossessed properties                     2,336      2,160
Net cash and cash equivalents paid for acquisitions             (23,788)    (8,899)
                                                               ---------  ---------
      Net cash provided (used) by investing activities          131,123   (350,888)

Financing Activities
Net (decrease) increase in demand deposits,
  IOC accounts, and savings accounts                            (65,860)   152,835
Net decrease in certificates of deposits                       (184,831)   (78,407)
Net (decrease) increase in short-term borrowings                (47,281)    11,335
Net proceeds from issuance of common stock                        2,724      1,426
Purchase of treasury stock                                      (11,523)    (2,784)
Dividends paid                                                  (26,732)   (22,463)
                                                               ---------  --------
     Net cash (used) provided by financing activities          (333,503)    61,942
                                                               ---------  --------
     Decrease in cash and cash equivalents                     (135,360)  (184,591)
Cash and cash equivalents at beginning of year                  787,841    827,613
                                                               ---------  --------
     Cash and cash equivalents at the end of the period        $652,481   $643,022
                                                               =========  ========

Supplemental information:
  Interest Paid                                                $110,943   $126,891
  Loans originated to facilitate the sale
    of repossessed properties                                       278         85

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries



Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. Certain reclassifications have been made to make prior periods comparable. For further information, refer to the consolidated financial statements and footnotes thereto included in Cullen/Frost's Annual Report on Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been derived from our audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Note B - Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance to absorb loan losses inherent in the loan portfolio.


                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
(in thousands)                                        1999       1998
-----------------------------------------------------------------------
Balance at beginning of the period                  $53,616    $48,073
Provision for possible loan losses                    8,951      7,734
Loan loss reserve of acquired institutions            1,066      1,250
Net charge-offs:
  Losses charged to the allowance                    (8,014)    (9,690)
  Recoveries                                          3,700      4,626
                                                    -------    -------
    Net charge-offs                                  (4,314)    (5,064)
                                                    -------    -------
Balance at the end of period                        $59,319    $51,993
                                                    =======    =======


Note C - Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At September 30, 1999, the majority of the impaired loans were real estate loans, and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest revenue has been recognized on impaired loans during the first nine months of 1999 compared to $70,000 recognized during the first nine months a year ago. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

The following is a summary of loans considered to be impaired:


                                                          September 30
                                                       -------------------
(in thousands)                                          1999         1998
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $1,753       $2,642
Impaired loans with a valuation reserve                 5,232        2,798
                                                       ------       ------
Total recorded investment in impaired loans            $6,985       $5,440
                                                       ======       ======
Average recorded investment in impaired loans          $5,633       $6,577
Valuation reserve                                       2,952        1,646


Note D - Earnings Per Common Share

     On June 22, 1999, Cullen/Frost completed the previously announced two-for-one stock split. As a result of the split, $268,000 was transferred from surplus to common stock. All related share amounts have been restated to make prior periods comparable.
     The reconciliation of earnings per share follows:



                                               Nine Months Ended       Three Months Ended
                                                  September 30             September 30
                                          ------------------------  ------------------------
(in thousands, except per share amounts)      1999         1998         1999        1998
--------------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income              $72,756      $52,867      $24,373      $21,998
                                              =======      =======      =======      =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares            53,481       53,065       53,422       53,309
Dilutive effect of stock options                1,355        1,539        1,326        1,421
                                              -------      -------      -------      -------
Denominator for diluted earnings per share     54,836       54,604       54,748       54,730
                                              =======      =======      =======      =======

Earnings per share:
Basic                                         $  1.36      $  1.00      $   .46      $   .41
Diluted                                          1.33          .97          .45          .40



Note E - Capital

     The table below reflects various measures of regulatory capital at September 30, 1999 and 1998. As a result of the acquisitions during the first half of 1999, all regulatory capital ratios are down when compared to a year ago.



                                        September 30, 1999       September 30, 1998
                                        -------------------      -------------------
(in thousands)                            Amount      Ratio        Amount      Ratio
------------------------------------------------------------------------------------
Risk-Based Capital
     Tier 1 Capital                    $  510,899     11.20%    $  493,553     12.26%
     Tier 1 Capital Minimum requirement   182,440      4.00        160,989      4.00

     Total Capital                     $  567,940     12.45%    $  543,884     13.51%
     Total Capital Minimum requirement    364,881      8.00        321,978      8.00

Risk-adjusted assets, net of goodwill  $4,561,012               $4,024,731
Leverage ratio                                         7.59%                    7.96%
Average equity as a percentage
of average assets                                      7.57                     7.65

     At September 30, 1999 and 1998, Cullen/Frost's subsidiary banks were considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Cullen/Frost and its subsidiary banks currently exceed all minimum capital requirements. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.

Note F - Income Taxes


                            Three Months Ended              Nine Months Ended
                               September 30                    September 30
                         -----------------------         -----------------------
(in thousands)             1999           1998              1999         1998
---------------------------------------------------------------------------------
Current Tax Expense      $14,805        $13,400           $43,264        $34,341
Deferred Tax Benefit      (1,877)        (1,672)           (5,347)        (3,796)
                         -------        -------           -------        -------
Income Taxes             $12,928        $11,728           $37,917        $30,545
                         =======        =======           =======        =======
Income Tax Payments                                       $44,242        $30,421



Net deferred tax assets were $31.5 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years.


Note G - Merger and Acquisitions

     On May 20, 1999, Cullen/Frost paid approximately $42.25 million to acquire Commerce Financial Corporation and its four-location subsidiary, Bank of Commerce, in Fort Worth, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such, the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Company acquired loans of approximately $76 million and deposits of approximately $164 million. The intangible assets associated with the acquisition amounted to approximately $31.6 million. This acquisition is not expected to have a material impact on Cullen/Frost's 1999 net income.
     On May 1, 1999, Frost Insurance Agency, a subsidiary of The Frost National Bank, acquired Professional Insurance Agents, Inc. (PIA), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offers corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. The purchase method of accounting was used to record the transaction. This acquisition is not expected to have a material impact on Cullen/Frost's 1999 net income.
     On January 15, 1999, Cullen/Frost paid approximately $18.7 million to acquire Keller State Bank with three locations in Tarrant County, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Company acquired loans of approximately $38 million and deposits of approximately $62 million. The intangible assets associated with the acquisition amounted to approximately $11.8 million. This acquisition is not expected to have a material impact on Cullen/Frost's 1999 net income.
     On May 29, 1998, Cullen/Frost completed the merger of Overton Bancshares, Inc., in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N. A. The merger, which was accounted for as a "pooling-of-interests" transaction, was the Company's first entry into the Fort Worth market. With the merger, the Company acquired twelve locations in Fort Worth/Arlington and two in Dallas. Cullen/Frost issued approximately 4.38 million (pre-split) common shares as part of this transaction.
     On January 2, 1998, Cullen/Frost paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. This transaction was accounted for as a purchase with total cash consideration being funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair value at the date of acquisition. The Company acquired loans of approximately $125 million and deposits of approximately $222 million. Total intangible assets associated with the acquisition amounted to approximately $34.2 million.

Investment Banking Subsidiary
     On August 2, 1999 Cullen/Frost began operations of its Section 20 investment banking subsidiary in Dallas, Texas. The new subsidiary, Frost Securities, Inc., offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.


Note H - Accounting Changes

     During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the required adoption date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will require the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Even though early adoption is allowed, Cullen/Frost has no plans to adopt this statement prior to the effective date. The impact on future results will depend on the financial position of the Company and the nature and purpose of the derivatives in use by the Company at that time.

Note I - Operating Segments

     Cullen/Frost has two reportable operating segments: Banking and the Financial Management Group. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct and indirect lending, mortgage lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management and brokerage services. These business units were identified through the products and services that are offered within each unit.
     The accounting policies of the individual business units are the same as Cullen/Frost except for the following items. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.



Nine Months Ended:                                                   Financial
                                                                    Management                  Consolidated
(in thousands)                                          Banking        Group         Non-Banks      Total
============================================================================================================
September 30, 1999
Revenues from external customers....................  $296,481      $ 45,455        $ (6,201)       $335,735
                                                      ------------------------------------------------------
Net income (loss)...................................  $ 69,529      $ 11,202        $ (7,975)       $ 72,756
                                                      ======================================================


============================================================================================================
September 30, 1998
Revenues from external customers....................  $263,770      $ 44,513        $ (5,858)       $302,425
                                                      ------------------------------------------------------
Operating Earnings (loss)...........................  $ 56,736      $ 11,075        $ (5,433)      $ 62,378*
                                                      ======================================================



Three Months Ended:                                                 Financial
                                                                    Management                  Consolidated
(in thousands)                                          Banking        Group         Non-Banks      Total
============================================================================================================
September 30, 1999
Revenues from external customers....................  $101,276      $ 15,475        $ (1,919)       $114,832
                                                      ------------------------------------------------------
Net income (loss)...................................  $ 23,673      $  3,904        $ (3,204)       $ 24,373
                                                      ======================================================


============================================================================================================
September 30, 1998
Revenues from external customers....................  $ 91,058      $ 14,768        $ (2,147)       $103,679
                                                      ------------------------------------------------------
Net income (loss)...................................  $ 20,459      $  3,871        $ (2,332)       $ 21,998
                                                      ======================================================

*Excludes the after-tax impact of the $12.2 million Overton merger related charge.


Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis)

Results of Operations

     The results of operations are included in the material that follows. Certain reclassifications have been made to make prior quarters comparable.
All balance sheet figures are presented in averages unless otherwise noted.
     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Company") completed acquisitions during the first and second quarters of 1999 and one in the first quarter of 1998. These acquisitions were accounted for as purchase transactions, and as such, their related results of operations are included in the financial information that follows from the date of acquisition. In addition, during the second quarter of 1998 Cullen/Frost completed the merger with Overton Bancshares, Inc., ("Overton") which was accounted for using the "pooling-of-interests" accounting method. The acquisitions and merger are outlined in the footnotes to the financial statements on page eight.
     During the second quarter of 1999, the board of directors declared and paid a two for one stock split. All periods presented have been restated to give effect to the split.
     Cullen/Frost reported net income of $24.4 million or $.45 per diluted common share for the quarter ended September 30, 1999 compared to $24.1 million or $.44 per diluted common share for the second quarter of 1999 and net income of $22.0 million or $.40 per diluted common share for the third quarter of 1998. Return on average assets was 1.41 percent, 1.42 percent and 1.38 percent for the third and second quarter of 1999 and third quarter of 1998, respectively.
Return on average equity was 18.68 percent, 18.23 percent and 17.76 percent for the third and second quarter of 1999 and third quarter of 1998, respectively.
     Reported net income for the nine months ending September 30, 1999 was $72.8 million or $1.33 per diluted common share. Operating earnings for the nine months ended September 30, 1998 were $62.4 million or $1.14 per diluted common share. Operating earnings exclude the after-tax impact of the merger related charge associated with the merger of Overton. Return on average assets and average equity for the nine months ended September 30, 1999 increased to
1.42 percent and 18.57 percent compared to 1.32 percent and 17.29 percent for 1998 (excluding the merger related charge).


                                                  Summary of Operations
                                     ------------------------------------------------
                                                              Three Months Ended
                                     Nine Months Ended    ---------------------------
                                        September 30             1999          1998
                                     ------------------   ------------------  -------
(in thousands)                          1999      1998    Sept 30   June 30   Sept 30
-------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                   $222,870   $199,802   $76,240   $74,023   $68,430
Taxable-equivalent adjustment          3,354      1,852     1,071     1,116       760
                                    --------   --------   -------   -------   -------
Net interest income                  219,516    197,950    75,169    72,907    67,670
Provision for possible loan losses     8,951      7,734     2,976     2,975     2,555
Non-Interest income:
  Net (loss) gain on securities
     transactions                        (68)       211                            67
  Other                              116,287    104,264    39,663    38,195    35,942
                                    --------   --------   -------   -------   -------
    Total non-interest income        116,219    104,475    39,663    38,195    36,009
Non-Interest expense:
  Intangible amortization             10,949     10,007     4,058     3,554     3,299
  Merger related charge                          12,244
  Other                              205,162    189,028    70,497    67,926    64,099
                                    --------   --------   -------   -------   -------
    Total non-interest expense       216,111    211,279    74,555    71,480    67,398
                                    --------   --------   -------   -------   -------

Income before income taxes           110,673     83,412    37,301    36,647    33,726
Income Taxes                          37,917     30,545    12,928    12,559    11,728
                                    --------   --------   -------   -------   -------
Net Income                          $ 72,756   $ 52,867   $24,373   $24,088   $21,998
                                    ========   ========   =======   =======   =======

Net income per diluted common share:$   1.33    $   .97   $   .45   $   .44   $   .40

Return on Average Assets                1.42%      1.12%     1.41%     1.42%     1.38%
Return on Average Equity               18.57      14.65     18.68     18.23     17.76


Results of Segment Operations

     Cullen/Frost's operations are managed along two major Operating Segments:
Banking and the Financial Management Group. The following table summarizes net income by Operating Segment for the nine months and three months ended September 30, 1999 and 1998.




                                           Nine Months Ended          Three Months Ended
                                             September 30                September 30
(in thousands)                             1999         1998         1999         1998
============================================================================================
Banking...............................   $ 69,529     $ 56,736      $ 23,673     $ 20,459
Financial Management Group............     11,202       11,075         3,904        3,871
Non-Banks.............................     (7,975)      (5,433)       (3,204)      (2,332)
                                         -----------------------    ------------------------
Consolidated operating earnings.......   $ 72,756     $ 62,378*     $ 24,373     $ 21,998
Consolidated net income...............     72,756     $ 52,867      $ 24,373     $ 21,998
                                         =======================    ========================
* Excludes the after-tax impact of the $12.2 million Overton merger related charge.


     The increase in Banking net income for the nine months and three months ended September 30, 1999 was due primarily to higher net interest income due to loan growth and higher non-interest income impacted by internal growth, new business initiatives and acquisitions.


Net Interest Income

     Net interest margin was 5.21 percent for the third quarter of 1999 compared to 5.10 percent and 5.01 percent for the second quarter of 1999 and third quarter of 1998, respectively. The net interest spread of 4.40 percent increased 11 basis points from the second quarter of 1999 and 33 basis points from the third quarter of 1998. The increase in net interest margin and spread from the second quarter of 1999 was impacted primarily by a higher rate environment. The increase from the third quarter of 1998 was due to strong loan growth resulting in an improved earning asset mix, as well as decreased deposit costs from the third quarter a year ago.



                                   Change in Net Interest Income (Taxable Equivalent)
                         -------------------------------------------------------------------
                             Third Quarter         Third Quarter        Year-to-Date
                                 1999                  1999                 1999
                                  vs.                   vs.                  vs.
                             Third Quarter        Second Quarter        Year-to-Date
                                 1998                  1999                 1998
                         -------------------------------------------------------------------
(in thousands)                  Amount                Amount                 Amount
--------------------------------------------------------------------------------------------
Due to volume                  $ 7,062               $   181                $24,017
Due to interest rate
  spread                           748                 2,036                   (949)
                               -------               -------                -------
                               $ 7,810               $ 2,217                $23,068
                               =======               =======                =======


Non-Interest Income

     Growth in non-interest income was favorably impacted by the 1999 first quarter acquisition of Keller State Bank and the second quarter acquisitions of Professional Insurance Agents, Inc. (PIA) and Commerce Financial Corporation. Also impacting 1999 was a $2 million non-recurring gain from the sale of a piece of property in connection with a branch restructuring recorded in the first quarter.


                                                                  Three Months Ended
                                       Nine Months Ended    ------------------------------
                                          September 30               1999            1998
                                       ------------------   -------------------    -------
(in thousands)                           1999      1998     Sept 30     June 30    Sept 30
------------------------------------------------------------------------------------------
Trust fees                             $ 34,586  $ 35,420   $11,787     $11,416    $11,759
Service charges on deposit accounts      43,663    39,791    15,179      14,496     14,218
Other service charges, collection
  and exchange charges, commissions
  and fees                               16,455    11,621     7,183       5,266      4,088
Net (loss) gain on securities transactions  (68)      211                               67
Other                                    21,583    17,432     5,514       7,017      5,877
                                       --------  --------   -------     -------    -------
    Total                              $116,219  $104,475   $39,663     $38,195    $36,009
                                       ========  ========   =======     =======    =======



For the third quarter 1999...

     Total non-interest income increased by $1.5 million or 3.8 percent when compared to the second quarter of 1999 and up $3.7 million, an increase of 10.1 percent compared to the third quarter of 1998.
     Trust fees increased by $371 thousand or 3.2 percent when compared with the second quarter of 1999 mostly due to higher investment and estate fee income. Trust fees were flat when compared with the third quarter a year ago mainly due to increases in investment fees offset by decreases in management fees associated with small cap value funds. The market value of trust assets at the end of the third quarter of 1999 was $12.2 billion, down by $500 million when compared to the second quarter of 1999, and up by $1.1 billion when compared to the third quarter of last year. Discretionary assets increased 5.0 percent and non-discretionary assets increased 14.1 percent from a year ago.
     Service charges on deposit accounts for the third quarter of 1999 increased $683 thousand or 4.7 percent from the second quarter of this year and $961 thousand or 6.8 percent from the third quarter of 1998. This increase occurred as the result of broad based deposit growth that generated increases in overdraft charges and cash management fees on commercial and individual deposits offset somewhat by lower NSF charges.
     Other service charges were up $1.9 million or 36.4 percent for the third quarter of 1999 compared to the second quarter of 1999 and $3.1 million or 75.7 percent from the same quarter a year ago. Insurance commission revenues (new revenues to the Corporation) resulting from the acquisition of PIA in the second quarter of 1999 had the largest favorable impact on other service charges.
     Other non-interest income decreased $1.5 million or 21.4 percent from the second quarter this year and decreased $363 thousand or 6.2 percent from the third quarter of 1998. A gain on the sale of a foreclosed asset, as well as the sale of an Overton student loan portfolio, occurring in the second quarter of 1999 resulted in the decline in other income between this quarter and last quarter.

For the nine months ended September 30, 1999...

     Non-interest income was up $11.7 million or 11.2 percent compared to the same period last year. Trust income decreased $834 thousand or 2.4 percent from the same period a year ago, due to lower management fees associated with small cap value funds, as well as lower trust, oil and gas fees. Service charges on deposits increased $3.9 million or 9.7 percent when compared to the same period one year ago. Broad based deposit growth generated increases in overdraft charges, cash management fees on commercial deposits, as well as increases in ATM income which were partially offset by lower NSF charges.
Other service
charge income increased $4.8 million or 41.6 percent from the same period last year. Primary contributors to this growth were insurance commission revenue from the acquisition of PIA in the second quarter of 1999, and mutual fund fees. Other income was up $4.2 million or 23.8 percent compared to the same period last year, partly due to the $2 million non-recurring gain from the sale of a piece of property in connection with a branch restructuring, and increases in gain on sale of student loans and check card income.

Non-Interest Expense

     The acquisitions of Commerce Financial Corporation, Keller State Bank, and PIA as well as the formation of Frost Securities, Inc. impacted the growth in expenses.



                                                                   Three Months Ended
                                       Nine Months Ended     ------------------------------
                                          September 30               1999            1998
                                       ------------------    ------------------     -------
(in thousands)                            1999      1998     Sept 30    June 30     Sept 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $ 92,847  $ 82,609    $32,580    $30,554     $27,645
Pension and other employee benefits      19,391    16,405      6,300      6,576       5,345
Net occupancy of banking premises        20,295    18,760      6,776      6,818       6,540
Furniture and equipment                  14,646    13,956      5,087      4,984       4,868
Intangible amortization                  10,949    10,007      4,058      3,554       3,299
Merger related charge                              12,244
Other                                    57,983    57,298     19,754     18,994      19,701
                                       --------  --------    -------    -------     -------
      Total                            $216,111  $211,279    $74,555    $71,480     $67,398
                                       ========  ========    =======    =======     =======


For the third quarter 1999...

     Non-interest expense increased $3.1 million or 4.3 percent compared to last quarter and increased $7.2 million or 10.6 percent compared to the third quarter of 1998.
     Personnel costs increased $1.8 million or 4.7 percent compared with the second quarter of 1999 and were up $5.9 million or 17.9 percent from the third quarter of 1998 as a result of the acquisitions, as well as new business initiatives and market increases.
     Net occupancy of banking premises expenses were relatively flat when compared to the second quarter of 1999 and the third quarter of 1998.
Furniture and equipment expense increased $103 thousand or 2.1 percent and increased $219 thousand or 4.5 percent from the second quarter of 1999 and the same quarter last year, respectively. The increase from the second quarter of 1999 is related to higher service contracts and the increase from a year ago is due to higher amortized software and software maintenance costs. Intangible amortization increased $504 thousand or 14.2 percent from the second quarter of 1999 and increased $759 thousand or 23.0 percent compared to the third quarter of 1998 due to the previously mentioned acquisitions.
     Other non-interest expenses increased $760 thousand or 4.0 percent from the second quarter of 1999 and remained flat with the third quarter of 1998. The increase from the second quarter of 1999 is due to higher telephone, visa check card, outside computer services and professional and temporary agency expenses.


For the nine months ended September 30, 1999...

     Total non-interest expense was up $17.1 million or 8.6 percent compared to the nine months ended September 30, 1998, excluding the merger-related charge. Personnel costs were up $13.2 million or 13.4 percent compared to the same period one year ago primarily because of the acquisitions, as well as new business initiatives and market increases. Net occupancy of banking premises was up $1.5 million or 8.2 percent compared to a year ago. This increase is attributable to costs associated with branch activity and building maintenance influenced by the acquisitions, and higher property taxes. Furniture and equipment expense increased $690 thousand or 4.9 percent due to higher amortized software. Intangible amortization increased $942 thousand or 9.4 percent from the same period a year ago due to acquisitions. Other non-interest expenses increased $685 thousand or 1.2 percent, primarily due to appraisal and higher conversion related costs.

Income Taxes
     Cullen/Frost's effective tax rate for the third quarters of 1999 and 1998 approximated the statutory rate of 35 percent. The effective rate for the second quarter of 1999 approximated 34 percent.



Cash Earnings
     Cullen/Frost has historically paid cash and used the purchase method of accounting for the majority of its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings)(All tables in thousands, except per share amounts):


                                                 Nine Months Ended
                       -------------------------------------------------------------------
                                September 1999                      September 1998
------------------------------------------------------------------------------------------
                       Reported   Intangible   "Cash"    Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings  Earnings  Amortization  Earnings
------------------------------------------------------------------------------------------
Income before income
  taxes                $110,673     $10,949    $121,622  $ 83,412    $10,007     $93,419
Income taxes             37,917       2,527      40,444    30,545      2,452      32,997
                        -------     -------    --------   -------    -------     -------
Net income             $ 72,756     $ 8,422    $ 81,178  $ 52,867    $ 7,555     $60,422
                       ========     =======    ========   =======    =======     =======
Net income per diluted
  common share         $   1.33     $   .15    $   1.48  $    .97    $   .14     $  1.11

Return on assets           1.42%                   1.59%*    1.12%                  1.28%*
Return on equity          18.57                   20.72**   14.65                  16.75**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                 Sept 1999     Sept 1998
   -----------------------------                                ----------    -----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   81,178    $   60,422
(B) Total average assets                                         6,837,896     6,304,220
(C) Average shareholders' equity                                   523,905       482,386



                                                 Three Months Ended
                       -------------------------------------------------------------------
                                September 1999                      June 1999
------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings  Earnings  Amortization  Earnings
------------------------------------------------------------------------------------------
Income before income
  taxes                $ 37,301    $  4,058    $ 41,359  $ 36,647    $  3,554    $40,201
Income taxes             12,928         925      13,853    12,559         816     13,375
                       --------    --------    --------  --------    --------    -------
Net income             $ 24,373    $  3,133    $ 27,506  $ 24,088    $  2,738    $26,826
                       ========    ========    ========  ========    ========    =======
Net income per diluted
  common share         $    .45    $    .05    $    .50  $    .44    $    .05    $   .49

Return on assets           1.41%                   1.60%*    1.42%                  1.58%*
Return on equity          18.68                   21.08**   18.23                  20.30**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                 Sept 1999     June 1999
   -----------------------------                                ----------    ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   27,506    $   26,826
(B) Total average assets                                         6,840,168     6,808,655
(C) Average shareholders' equity                                   517,614       529,919




                                      Three Months Ended
                              ----------------------------------
                                       September 1998
----------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
----------------------------------------------------------------
Income before income taxes     $33,726     $3,299      $37,025
Income taxes                    11,728        796       12,524
                               -------     ------      ---------
Net income                     $21,998     $2,503      $24,501
                               =======     ======      =========
Net income per diluted
  common share                 $   .40     $  .05      $   .45

Return on assets                  1.38%                   1.54%*
Return on equity                 17.76                   19.78**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                 Sept 1998
   -----------------------------                                ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   24,501
(B) Total average assets                                         6,309,916
(C) Average shareholders' equity                                   491,447

     Excluding the merger related charge, cash earnings for the nine months ending September 30, 1998 were $69.9 million or $1.28 per diluted common share. Cash earnings (excluding the merger related charge) return on assets and return on equity for the nine months ending September 30, 1998 were 1.48 percent and
19.38 percent, respectively.

Balance Sheet

     Average assets of $6.8 billion were up $32 million from the second quarter of 1999 and up $530 million or 8.4 percent from the third quarter of 1998 with approximately one third of the increase related to the acquisitions. Total deposits averaged $5.9 billion for the current quarter, up 79 million or 5.6 percent on an annualized basis from the previous quarter and up 481 million or
8.9 percent when compared to the third quarter of 1998. Average loans for the third quarter of 1999 were $4.0 billion, up $100 million or 10.4 percent on an annualized basis from the second quarter of 1999 and an increase of $515 million or 14.8 percent from the third quarter of last year.


Total Loan Portfolio



                                           1999                      1998
                                -------------------------   -------------------------
Period-End Balances                            Percentage
(dollars in thousands)          September 30    of Total    December 31  September 30
-------------------------------------------------------------------------------------
Commercial                        $1,472,759     36.3%      $ 1,211,180  $  1,123,345
Consumer                             563,158     13.9           625,018       653,110
Real estate                        1,971,780     48.5         1,719,404     1,656,202
Other                                 65,085      1.6            94,358       107,540
Unearned discount                     (9,949)     (.3)           (3,357)       (3,717)
                                  ----------   ------        ----------    ----------
Total Loans                       $4,062,833    100.0%       $3,646,603    $3,536,480
                                  ==========   ======        ==========    ==========




     At September 30, 1999 period-end loans totaled $4.1 billion up 9.0 percent on an annualized basis from the previous quarter and up 14.9 percent from the same period last year. Approximately 80 percent of the increase in loans from a year ago resulted from internally generated growth. Consumer loans are down
9.9 percent from the year ended December 31, 1998 due to run-off in the indirect loan portfolio.

Real Estate Loans

     Real estate loans at September 30, 1999, were $2.0 billion or 48.5 percent of period-end loans compared to 46.8 percent a year ago. Residential permanent mortgage loans at September 30, 1999, were $684 million compared to $671 million at June 30, 1999, and $638 million at September 30, 1998. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. The majority of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company). Historically these type of loans have resulted in lower risk, provided financial stability and are less susceptible to economic swings.
     At September 30, 1999, real estate loans 90 days past due (excluding non-accrual loans) were $1.2 million compared with $2.7 million at June 30, 1999, and $4.0 million at September 30, 1998.



                                                        1999                 1998
                                              ------------------------     --------
Period-End Balances                                         Percentage
(dollars in thousands)                          Sept 30     of Total       Sept 30
-----------------------------------------------------------------------------------
Construction                                  $  366,288      18.6%      $  276,584
Land                                             119,377       6.0           56,700
Permanent mortgages:
  Commercial                                     420,253      21.3          334,719
  Residential                                    683,506      34.7          637,930
Other                                            382,356      19.4          350,269
                                              ----------     -----       ----------
                                              $1,971,780     100.0%      $1,656,202
                                              ==========     ======      ==========
Non-accrual loans                             $    3,781        .2%      $    7,435



Mexico

     At September 30, 1999, cross-border outstandings to Mexico excluding $13.8 million in loans secured by liquid U. S. assets, totaled $13.3 million or .3 percent of total loans down from $48.4 million at June 30, 1999 and $50.3 million at September 30, 1998. The decrease from the second quarter of 1999 and the third quarter of last year represents normal fluctuations in the usage of lines of credit extended to Mexican banks to support trade. At September 30, 1999, $342 thousand of the Mexican-related loans were on non-performing status.


                                                    MEXICAN LOANS
                                               -----------------------
                                                  September 30, 1999
                                                         Percentage of
(dollars in thousands)                          Amount    Total Loans
----------------------------------------------------------------------
Loans to financial institutions                $ 9,294         .2%
Loans to private firms or individuals            4,011         .1
                                               -------        ---
                                               $13,305         .3%
                                               =======        ====


Non-Performing Assets

                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                     September 30, 1999
                                                   Real
(dollars in thousands)                            Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual                                       $3,781   $10,267   $14,048
Foreclosed assets                                  1,581     2,198     3,779
                                                  ------   -------   -------
     Total                                        $5,362   $12,465   $17,827
                                                  ======   =======   =======
As a percentage of total
  non-performing assets                             30.1%    69.9%    100.0%

     Non-performing assets totaled $17.8 million at September 30, 1999 up 1.8 percent from $17.5 million at September 30, 1998 and up 10.0 percent from $16.2 million at June 30, 1999. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .44 percent at September 30, 1999 from .49 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.

     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $262 thousand for the third quarter of 1999, compared to approximately $274 thousand for the third quarter of 1998 and $217 thousand for the second quarter of 1999. For the nine months ended September 30, 1999, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $729 thousand compared with approximately $846 thousand for the comparable period last year. Total loans 90 days past due (excluding non-accrual loans) were $8.2 million at September 30, 1999, compared to $7.9 million at September 30, 1998, and $5.6 million at June 30, 1999.


Allowance for Possible Loan Losses

     The allowance for possible loan losses was $59.3 million or 1.46 percent of period-end loans at September 30, 1999, compared to $52.0 million or 1.47 percent at September 30, 1998 and $59.0 million or 1.48 percent at June 30, 1999. The allowance for possible loan losses as a percent of non-accrual loans was 422 percent at September 30, 1999, compared to 396 percent at September 30, 1998 and 454 percent at the end of the second quarter of 1999.
     Cullen/Frost recorded a $3.0 million provision for possible loan losses during the third quarter of 1999. This compares to $2.6 million provision for possible loan losses during the third quarter of 1998 and $3.0 million for the second quarter of 1999. Net charge-offs in the third quarter of 1999 totaled $2.6 million compared to net charge-offs of $1.7 million and $624 thousand for the third quarter of 1998 and for the second quarter of 1999, respectively. Year-to-date net charge-offs were $4.3 million or .15 percent of average loans compared to $5.1 million or .20 percent of average loans for the same period in 1998.



                                       NET CHARGE-OFFS (RECOVERIES)
                                       ----------------------------
                                              1999          1998
                                       ------------------   -------
                                         Third    Second     Third
(in thousands)                          Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real estate                             $  ( 73)  $    86   $  (587)
Commercial and industrial                 1,027      (289)    1,145
Consumer                                  1,683       853     1,150
Other, including foreign                    ( 6)      (26)      (31)
                                        -------   -------   -------
                                        $ 2,631   $   624   $ 1,677
                                        =======   =======   =======

Provision for possible loan losses      $ 2,976   $ 2,975   $ 2,555
Allowance for possible loan losses       59,319    58,974    51,993



Capital and Liquidity

     At September 30, 1999, shareholders' equity was $517 million compared to $506 million at September 30, 1998 and $510 million at June 30, 1999. Cullen/Frost had an unrealized loss on securities available for sale, net of deferred taxes, of $25.8 million as of September 30, 1999 compared to a $16.6 million unrealized gain as of September 30, 1998, reflecting a change of $42.4 million. This decrease in the market value of securities available for sale is primarily due to an increase in market interest rates. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Company's regulatory capital ratios.
     During the second quarter of 1999 Cullen/Frost announced that its Board of Directors had authorized it to repurchase up to $100 million of its common stock from time to time. As of September 30, 1999, 430,200 shares have been repurchased under this program with a total cost of $10.9 million. The Company paid a cash dividend of $.175 per common share (post-split) for the third and second quarters of 1999 compared to $.15 per common share for the third quarter a year ago. This equates to a dividend payout ratio of 33.7 percent and 38.9 percent for the third and second quarters of 1999, respectively. The dividend payout ratio for the third quarter of 1998 was 36.3 percent.
     Funding sources available at the holding company level include a $7,500,000 short-term line of credit. There were no borrowings outstanding from this source at September 30, 1999.
     Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. These include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements. Liability liquidity is provided by access to funding sources, principally core deposits and Federal funds purchased. Additional sources of liability liquidity include brokered deposits and securities sold under agreement to repurchase. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Year 2000

     Cullen/Frost Bankers, Inc. has an extensive program in place to address the internal and external risks associated with the century date change to the Year 2000. Currently, the Corporation estimates that the dollar amount to be spent on incremental costs will be approximately $5.1 million over the three-year period beginning in 1997, funded out of its earnings, with approximately $4.7 million spent through the third quarter of 1999. Additionally, the Corporation is spending about 30 percent of its annual technology budget to facilitate progress on the Year 2000 program. The cost of compliance and completion dates is based upon management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of resources.
     Cullen/Frost has systematically inventoried and assessed the importance of application software and system hardware and software during the now completed awareness and assessment phase of its information technology. The Corporation has also completed the renovation of mission critical systems and has implemented 100 percent of the renovated mission critical systems. The Corporation has completed the renovation, testing and installation of 100 percent of technology systems in its owned facilities, including vault doors, elevators, climate control systems, and security systems. Cullen/Frost is substantially complete with the non-mission critical applications. The Corporation has commenced, and will continue through the remainder of 1999, integration testing to assure that logically related systems can interact and process information correctly.
     During 1998 and 1999, Cullen/Frost reviewed the Year 2000 preparedness of its vendors and suppliers, and recently completed on-site due diligence visits with key service providers. The great majority of these suppliers appear to be making adequate progress. The Corporation will continue to monitor vendor and supplier progress and develop contingency plans where necessary and feasible. The Corporation is testing for key dates in the new century with critical third party service providers, although it may be necessary to rely on proxy testing in some cases. This work was substantially completed in the third quarter of 1999. Cullen/Frost will make available testing documentation, known as proxy tests, to clients utilizing certain products and services. Cullen/Frost also relies on entities such as the Federal Reserve System, Depository Trust Company, Participants Trust Company, Society for Worldwide Interbank Financial Telecommunications (SWIFT), and the Clearing House Interbank Payment Systems (CHIPS) in its securities processing and banking businesses, as do other financial services providers in similar businesses.
     Although Cullen/Frost is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. The Corporation has developed contingency plans where practical to provide alternatives in situations where a third party furnishing a critical product or service experiences significant Year 2000 issues. Cullen/Frost has updated existing business continuity plans for the date change.
     As part of its credit analysis process, the Corporation developed a project plan for assessing the Year 2000 readiness of its significant credit customers. An initial assessment of Year 2000 readiness has been completed for the customers who have responded to Cullen/Frost's inquiries about their progress, which make up the majority of its credit customers and represent most of its credit exposure. Cullen/Frost will continue to monitor the progress of these customers.

     The Financial Management Group's (FMG) mission critical systems, such as the trust and brokerage accounting and trading systems, are and have been, included in Cullen/Frost's evaluation and testing of systems. FMG is also updating current contingency plans to include possible Year 2000 circumstances. In addition to the systems aspect, the FMG recognizes that there could be other types of risks and is in the process of reviewing the managed assets comprising the investment portfolios of FMG clients. The review process includes obtaining public information provided by companies/issuers to regulatory bodies, such as the Securities and Exchange Commission. Other public information that may be relied upon for evaluating a company's/issuer's Year 2000 readiness are analysts' reports and/or official statements from companies/issuers.
     Although the FMG is attempting to review and monitor the efforts of other parties, it cannot warrant the facts, circumstances, or the outcome of such efforts. Where Cullen/Frost does not serve in a fiduciary capacity for a customer's assets it cannot provide any assurances on factors outside its control such as the quality of assets, potential economic uncertainties and other service providers. Cullen/Frost also does not accept responsibility for ensuring that its clients' own systems are Year 2000 compliant. In addition, the Corporation does not guarantee that there will not be any disruptions on receipt or disbursements of income. There may be disruptions that are beyond the control of Cullen/Frost. An example of this would be if an issuer/company or its paying agent does not pay income as scheduled.
     Cullen/Frost's Year 2000 program is regularly reviewed by examiners from various external agencies such as the Comptroller of the Currency and the Federal Reserve Bank.
     Cullen/Frost has substantially completed its Year 2000 effort as planned. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control. The Corporation is unable to make assumptions as to the extent of Year 2000 failures that could result, nor quantify the potential adverse effect that such failures could have on the Corporation's operations, liquidity, results of operations and financial condition. Year 2000 risks will be continually evaluated and contingency plans revised, if appropriate, throughout the remainder of 1999.


Financial Modernization Legislation

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will: i) allow bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; ii) allow insurers and other financial services companies to acquire banks; iii) remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and iv) establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
     This part of the Modernization Act will become effective on March 11, 2000. Currently, Cullen/Frost meets the requirements for the broader range of activities that will be permitted by the Modernization Act.
     The Modernization Act also modifies current law related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.


Forward-Looking Statements

     Cullen/Frost may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, expected Year 2000 compliance program, corporate objectives and other financial and business matters. Cullen/Frost cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.



Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                         September 30, 1999            September 30, 1998
                                    ---------------------------   ---------------------------
                                                 Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/
                                       Balance   Expense  Cost       Balance   Expense  Cost
                                    ----------  --------  ------  ----------  --------  -----
ASSETS
Time deposits                       $    2,190  $     70  4.26%
Securities:
 U.S. Treasury                         188,304     7,085  5.03    $  265,309  $ 11,135  5.61%
 U.S. Government agencies
  and corporations                   1,522,158    73,131  6.41     1,513,702    73,463  6.47
 States and political subdivisions     142,211     7,772  7.29        55,494     3,189  7.66
 Other                                  39,855     1,690  5.65        39,022     1,808  6.18
                                     ---------  --------          ----------  --------
     Total securities                1,892,528    89,678  6.32     1,873,527    89,595  6.38
Federal funds sold                      67,557     2,567  5.01       134,266     5,680  5.58
Loans, net of unearned discount      3,878,003   241,735  8.33     3,381,845   224,809  8.89
                                     ---------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned              5,840,278   334,050  7.64     5,389,638   320,084  7.93
Cash and due from banks                611,717                       573,928
Allowance for possible loan losses     (57,039)                      (50,689)
Banking premises and equipment         140,591                       135,056
Accrued interest and other assets      302,349                       256,287
                                     ---------                    ----------
  Total Assets                      $6,837,896                    $6,304,220
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,518,546                    $1,359,647
  Correspondent banks                  220,974                       202,131
  Public funds                          38,393                        39,309
                                     ---------                    ----------
     Total demand deposits           1,777,913                     1,601,087
Time deposits:
 Savings and Interest-on-Checking      946,068     4,933   .70       900,561     8,892  1.32
 Money market deposit accounts       1,613,803    43,778  3.63     1,347,021    40,088  3.98
 Time accounts                       1,254,943    40,170  4.28     1,287,614    48,451  5.03
 Public funds                          219,871     5,971  3.63       246,475     7,067  3.83
                                     ---------  --------          ----------  --------
    Total time deposits              4,034,685    94,852  3.14     3,781,671   104,498  3.69
                                     ---------                    ----------
  Total Deposits                     5,812,598                     5,382,758
Federal funds purchased and securities
  sold under resale agreements         290,186     9,373  4.26       227,427     8,052  4.67
Long-term notes payable                  1,502        65  5.76
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net          98,478     6,356  8.61        98,422     6,356  8.61
Other borrowings                        11,884       534  6.01        32,850     1,376  5.60
                                     ---------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,436,735   111,180  3.34     4,140,370   120,282  3.88
                                     ---------  --------  ----    ----------  --------  ----
Accrued interest and other liabilities  99,343                        80,377
                                     ---------                    ----------
Total Liabilities                    6,313,991                     5,821,834
SHAREHOLDERS' EQUITY                   523,905                       482,386
                                     ---------                    ----------
Total Liabilities and
  Shareholders' Equity              $6,837,896                    $6,304,220
                                    ==========                    ==========
Net interest income                             $222,870                      $199,802
                                                ========                      ========
Net interest spread                                       4.30%                         4.05%
                                                          ====                          ====
Net interest income to total average earning assets       5.10%                         4.95%
                                                          ====                          ====
*Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                          September 30, 1999            June 30, 1999
                                    ---------------------------  --------------------------
                                                 Interest                    Interest
                                      Average    Income/  Yield/   Average   Income/  Yield/
                                      Balance    Expense  Cost     Balance   Expense  Cost
                                    ----------   -------  -----  ----------  -------  -----
ASSETS
Time deposits                       $    3,506   $    45  5.10%  $    2,599  $    21  3.26%
Securities:
 U.S. Treasury                         173,832     2,241  5.12      184,647    2,279  4.95
 U.S. Government agencies
  and corporations                   1,375,186    22,524  6.55    1,500,643   23,986  6.39
 States and political subdivisions     146,552     2,675  7.30      144,774    2,697  7.45
 Other                                  33,647       456  5.42       32,002      442  5.52
                                    ----------   -------         ----------  -------
     Total securities                1,729,217    27,896  6.45    1,862,066   29,404  6.32
Federal funds sold                     106,962     1,404  5.14       66,407      831  4.95
Loans, net of unearned discount      3,985,270    84,191  8.38    3,885,535   79,923  8.25
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              5,824,955   113,536  7.75    5,816,607  110,179  7.59
Cash and due from banks                608,414                      608,476
Allowance for possible loan losses     (59,221)                     (57,310)
Banking premises and equipment         144,092                      140,684
Accrued interest and other assets      321,928                      300,198
                                    ----------                   ----------
  Total Assets                      $6,840,168                   $6,808,655
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,553,142                   $1,519,140
  Correspondent banks                  222,049                      223,648
  Public funds                          37,006                       37,146
                                    ----------                   ----------
     Total demand deposits           1,812,197                    1,779,934
Time deposits:
 Savings and Interest-on-Checking      943,741     1,626   .68      958,665    1,652   .69
 Money market deposit accounts       1,691,611    15,708  3.68    1,606,753   14,375  3.59
 Time accounts                       1,246,044    13,238  4.22    1,250,747   13,174  4.22
 Public funds                          188,856     1,772  3.72      207,827    1,907  3.68
                                    ----------   -------         ----------  -------
    Total time deposits              4,070,252    32,344  3.15    4,023,992   31,108  3.10
                                    ----------   -------         ----------  -------
  Total Deposits                     5,882,449                    5,803,926
Federal funds purchased and securities
  sold under resale agreements         238,757     2,635  4.32      256,954    2,731  4.20
Long-term notes payable                  2,702        39  5.71        1,772       26  5.82
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net          98,492     2,119  8.61       98,478    2,119  8.61
Other borrowings                         9,896       159  6.40       12,590      172  5.49
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              4,420,099    37,296  3.35    4,393,786   36,156  3.30
                                    ----------   -------  ----   ----------  -------  ----
Accrued interest and other liabilities  90,258                      105,016
                                    ----------                   ----------
Total Liabilities                    6,322,554                    6,278,736
SHAREHOLDERS' EQUITY                   517,614                      529,919
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $6,840,168                   $6,808,655
                                    ==========                   ==========
Net interest income                              $76,240                     $74,023
                                                 =======                     =======
Net interest spread                                       4.40%                       4.29%
                                                          ====                        ====
Net interest income to total average earning assets       5.21%                       5.10%
                                                          ====                        ====
*Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                           March 31, 1999             December 31, 1998
                                   ----------------------------  ---------------------------
                                                Interest                      Interest
                                     Average    Income/   Yield/   Average    Income/  Yield/
                                     Balance    Expense   Cost     Balance    Expense  Cost
                                   ----------   -------   -----  ----------   -------  -----
ASSETS
Time deposits                      $      432   $     3   3.47%
Securities:
 U.S. Treasury                        206,795     2,565   5.03   $  252,567   $ 3,204  5.03%
 U.S. Government agencies
  and corporations                  1,694,151    26,620   6.29    1,687,422    26,508  6.28
 States and political subdivisions    135,183     2,401   7.10      107,122     1,912  7.14
 Other                                 54,141       792   5.86       50,937       772  6.06
                                   ----------   -------          ----------   -------
     Total securities               2,090,270    32,378   6.20    2,098,048    32,396  6.17
Federal funds sold                     28,439       332   4.67      106,523     1,431  5.26
Loans, net of unearned discount     3,760,734    77,621   8.37    3,602,690    76,980  8.48
                                   ----------   -------          ----------   -------
Total Earning Assets and
    Average Rate Earned             5,879,875   110,334   7.58    5,807,261   110,807  7.59
Cash and due from banks               618,369                       588,053
Allowance for possible loan losses    (54,534)                      (52,837)
Banking premises and equipment        136,918                       137,121
Accrued interest and other assets     272,197                       257,995

                                   ----------                    ----------
  Total Assets                     $6,852,825                    $6,737,593
                                   ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,482,579                    $1,471,437
  Correspondent banks                 217,173                       176,041
  Public funds                         41,071                        55,965
                                   ----------                    ----------
     Total demand deposits          1,740,823                     1,703,443
Time deposits:
 Savings and Interest-on-Checking     935,709     1,656    .72      906,111     2,066   .90
 Money market deposit accounts      1,541,395    13,695   3.60    1,509,580    14,238  3.74
 Time accounts                      1,268,283    13,757   4.40    1,281,352    15,170  4.70
 Public funds                         263,754     2,291   3.52      266,688     2,310  3.44
                                   ----------   -------          ----------   -------
    Total time Deposits             4,009,141    31,399   3.18    3,963,731    33,784  3.38
                                   ----------   -------          ----------   -------
  Total Deposits                    5,749,964                     5,667,174
Federal funds purchased and securities
  sold under repurchase agreements    376,357     4,007   4.26      328,794     3,554  4.23
Long-term notes payable
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net         98,464     2,119   8.61       98,450     2,119  8.61
Other borrowings                       13,204       202   6.21       24,185       379  6.22
                                   ----------   -------          ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid             4,497,166    37,727   3.39    4,415,160    39,836  3.58
                                   ----------   -------   ----   ----------   -------  ----
Accrued interest and other liabilities 90,579                       106,561
                                   ----------                    ----------
Total Liabilities                   6,328,568                     6,225,164
SHAREHOLDERS' EQUITY                  524,257                       512,429
                                   ----------                    ----------
Total Liabilities and
  Shareholders' Equity             $6,852,825                    $6,737,593
                                   ==========                    ==========
Net interest income                             $72,607                       $70,971
                                                =======                       =======
Net interest spread                                       4.19%                        4.01%
                                                          ====                         ====
Net interest income to total average earning assets       4.98%                        4.87%
                                                          ====                         ====
*Taxable-equivalent basis assuming a 35% tax rate.





Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                          September 30, 1998
                                    ----------------------------
                                                 Interest
                                      Average    Income/  Yield/
                                      Balance    Expense  Cost
                                    ----------   -------  -----
ASSETS
Securities:
 U.S. Treasury                      $  205,209   $ 2,867  5.54%
 U.S. Government agencies
  and corporations                   1,515,663    24,286  6.41
 States and political subdivisions      72,949     1,367  7.49
 Other                                  51,667       753  5.83
                                    ----------   -------
     Total securities                1,845,488    29,273  6.34
Federal funds sold                     123,572     1,800  5.70
Loans, net of unearned discount      3,470,656    77,607  8.87
                                    ----------   -------
Total Earning Assets and
    Average Rate Earned              5,439,716   108,680  7.94
Cash and due from banks                536,988
Allowance for possible loan losses     (52,273)
Banking premises and equipment         135,322
Accrued interest and other assets      250,163
                                    ----------
  Total Assets                      $6,309,916
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,383,898
  Correspondent banks                  190,975
  Public funds                          38,856
                                    ----------
     Total demand deposits           1,613,729
Time deposits:
 Savings and Interest-on-Checking      891,341     2,942  1.31
 Money market deposit accounts       1,406,293    14,088  3.97
 Time accounts                       1,299,045    16,138  4.93
 Public funds                          191,118     1,894  3.93
                                    ----------   -------
    Total time deposits              3,787,797    35,062  3.67
                                    ----------   -------
  Total Deposits                     5,401,526
Federal funds purchased and securities
  sold under resale agreements         204,480     2,478  4.74
Long-term notes payable
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net          98,436     2,118  8.61
Other borrowings                        37,969       592  6.17
                                    ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid              4,128,682    40,250  3.87
                                    ----------   -------  ----
Accrued interest and other liabilities  76,058
                                    ----------
Total Liabilities                    5,818,469
SHAREHOLDERS' EQUITY                   491,447
                                    ----------
Total Liabilities and
  Shareholders' Equity              $6,309,916
                                    ==========
Net interest income                              $68,430
                                                 =======
Net interest spread                                       4.07%
                                                          ====
Net interest income to total average earning assets       5.01%
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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   November 15, 1999                    By:/S/ Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                    Cullen/Frost Bankers, Inc. Bankers, Inc.
                                Form 10-Q
                              Exhibit Index


Exhibit          Description
-------          -----------
27               Statement re: Financial Data Schedule 9-30-99 (EDGAR VERSION)