Form 10-K405
period 1999-12-31
CULLEN FROST BANKERS INC
filed 2000-03-30
CIK 39263

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NUMBER 0-7275

                            CULLEN/FROST BANKERS, INC.
              (Exact name of registrant as specified in its charter)

                    TEXAS                                        74-1751768
         ---------------------------                          ----------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            100 W. HOUSTON STREET
              SAN ANTONIO, TEXAS                                   78205
     ------------------------------------                       ------------
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 220-4011

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                             (WITH ATTACHED RIGHTS)
                         ------------------------------
                                (Title of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,250,981,038 based on the closing price of such stock as of March 17, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Outstanding at
           Class                     March 17, 2000
----------------------------  ----------------------------

COMMON STOCK, $.01 PAR VALUE           52,440,633

                      DOCUMENTS INCORPORATED BY REFERENCE

 (1) Proxy Statement for Annual Meeting of Shareholders to be held May 31, 2000
                                   (Part III)

TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
------
ITEM 1.   BUSINESS....................................................    3
ITEM 2.   PROPERTIES..................................................   11
ITEM 3.   LEGAL PROCEEDINGS...........................................   11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    *

PART II
-------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.....................................................   12
ITEM 6.   SELECTED FINANCIAL DATA.....................................   13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   15
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   35
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   36
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................    *

PART III
--------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   68
ITEM 11.  EXECUTIVE COMPENSATION......................................   68
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   68
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   68

PART IV
-------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   69

* Not Applicable

                                     PART I

ITEM 1.  BUSINESS
----------------

GENERAL
-------

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or the "Corporation"), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the BHC Act") and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The New Galveston Company, incorporated under the laws of Delaware, is a wholly owned second tier bank holding company subsidiary which owns all banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation. At December 31, 1999, Cullen/Frost's principal assets consisted of all of the capital stock of two national banks which had 80 financial centers across Texas with 17 locations in the San Antonio area, 21 in the Houston/Galveston area, 20 in the Fort Worth/Dallas area, 5 in Austin, 9 in the Corpus Christi area, 3 in San Marcos, 2 in McAllen, 2 in the Boerne/Fair Oaks area, and 1 in New Braunfels. At December 31, 1999, Cullen/Frost had consolidated total assets of $7.0 billion and total deposits of $6.0 billion. Based on information from the Federal Reserve Board, at September 30, 1999, Cullen/Frost was the largest of the 109 unaffiliated bank holding companies headquartered in Texas.

     Cullen/Frost provides policy direction to the Cullen/Frost subsidiary banks in, among others, the following areas: (i) asset and liability management; (ii) accounting, budgeting, planning, insurance and investment banking; (iii) capitalization; and (iv) regulatory compliance.

CULLEN/FROST SUBSIDIARY BANKS
-----------------------------

     Each of the Cullen/Frost subsidiary banks is a separate entity which operates under the day-to-day management of its own board of directors and officers. The largest of these banks is The Frost National Bank ("Frost Bank"), the origin of which can be traced to a mercantile partnership organized in 1868. Frost Bank was chartered as a national banking association in 1899. At December 31, 1999, Frost Bank, which accounted for approximately 98 percent of consolidated assets, loans and deposits of Cullen/Frost, was the largest bank headquartered in San Antonio and South Texas. The Corporation's other subsidiary bank is United States National Bank of Galveston which had $134 million in assets at December 31, 1999. Cullen/Frost announced on February 17, 2000 that it plans to merge United States National Bank of Galveston into Frost Bank. The merger is expected to be effective in the second quarter of 2000.

SERVICES OFFERED BY THE CULLEN/FROST SUBSIDIARY BANKS
-----------------------------------------------------

  Commercial Banking

     The subsidiary banks provide commercial services for corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including interim construction financing on industrial and commercial properties and financing on equipment, inventories, accounts receivable, and recapitalization for turnaround situations, as well as commercial leasing. Frost Bank provides financial services to business clients on both a national and international basis.

  Consumer Services

     The subsidiary banks provide a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, installment and real estate loans, home equity loans, drive-in and night deposit services, safe deposit facilities, and discount brokerage services.

  International Banking

     Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. Such services consist of accepting deposits (in United States dollars only), making loans (in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds and, to a limited extent, dealing in foreign exchange. Reference is made to pages 25 and 32 of this document.

  Correspondent Banking

     Frost Bank acts as correspondent for approximately 328 financial institutions, primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers to the correspondents a full range of services including check clearing, transfer of funds, loan participations, fixed income security services, and securities custody and clearance.

  Insurance

     Frost Insurance Agency, Inc., is a wholly-owned subsidiary of Frost Bank and offers corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses.

  Trust Services

     The subsidiary banks provide a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts and the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 1999, trust assets with a market value of approximately $12.8 billion were being administered by the subsidiary banks. These assets were comprised of discretionary assets of $5.6 billion and non-discretionary assets of $7.2 billion.

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

SERVICES OFFERED BY THE CULLEN/FROST NON-BANKING SUBSIDIARIES
-------------------------------------------------------------

     Frost Securities, Inc., a Section 20 investment banking subsidiary, began operations on August 2, 1999 in Dallas, Texas. The new subsidiary offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.

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

COMPETITION
-----------

     The subsidiary banks encounter intense competition in their commercial banking businesses, primarily from other banks located in their respective service areas. The subsidiary banks also compete with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds, investment banks and other financial institutions. In the case of some larger customers, competition exists with institutions in other major metropolitan areas in Texas and in the remainder of the United States, some of which are larger than the Cullen/Frost subsidiary banks in terms of capital, resources and personnel.

SUPERVISION AND REGULATION
--------------------------

  Cullen/Frost

     Cullen/Frost is a legal entity separate and distinct from its bank subsidiaries and is a registered bank holding company under the BHC Act. The BHC Act generally prohibits Cullen/Frost from engaging in any business activity other than banking, managing and controlling banks, furnishing services to a bank which it owns and controls or engaging in non-banking activities closely related to banking. The recently enacted Gramm-Leach-Bliley Act, discussed below, broadens the range of permissible activities to activities that are deemed financial in nature.

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

     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 ("Modernization Act") was signed into law. The Modernization Act: (i) allows bank holding companies meeting management, capital and CRA standards, and receiving the prior approval of the Federal Reserve, to engage in a substantially broader range of financial activities and activities incidental to financial activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; (ii) allows insurers and other financial services companies to acquire banks; (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. Bank holding companies approved for the broader range of activities are called "financial holding companies". This part of the Modernization Act became effective on March 11, 2000. Cullen/Frost was designated a financial holding company under the Modernization Act effective March 15, 2000.

     The Modernization Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

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

     The principal source of Cullen/Frost's cash revenues is dividends from its bank subsidiaries, and there are certain limitations on the payment of dividends to Cullen/Frost by such bank subsidiaries. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In addition, a national bank may not pay dividends in an amount in excess of its undivided profits less certain bad debts. Although not necessarily indicative of amounts available to be paid in future periods, Cullen/Frost's subsidiary banks had approximately $78.5 million available for the payment of dividends, without prior regulatory approval, at December 31, 1999.

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

     In addition, bank regulators have established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of three percent for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of at least four percent plus an additional cushion where warranted. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to average total assets. The bank regulators have not advised Cullen/Frost or any bank subsidiary of any specific minimum leverage ratio applicable to it. For information concerning Cullen/Frost's capital ratios, see the discussion under the caption "Capital" on page 33 and Note L "Capital" on page 50.

  FDICIA

     The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, requires the Federal banking agencies to take "prompt corrective action" in respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". Under the final rules adopted by the Federal banking regulators relating to these capital tiers, an institution is deemed to be: well capitalized if the institution has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; adequately capitalized if the institution has a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a leverage ratio of four percent or greater (or a leverage ratio of three percent for bank holding companies which meet certain specified criteria, including having the highest regulatory rating); undercapitalized if the institution has a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a leverage ratio less than four percent (or a leverage ratio less than three percent if the institution is rated composite one in its most recent report of examination, subject to appropriate Federal banking agency guidelines); significantly undercapitalized if the institution has a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a leverage ratio less than three percent; and critically undercapitalized if the institution has a ratio of tangible equity to total assets equal to or less than two percent.

     At December 31, 1999, the two subsidiaries of Cullen/Frost that are insured depository institutions -- Frost Bank and U.S. National Bank of
Galveston -- were considered "well capitalized".

     FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

DEPOSIT INSURANCE
-----------------

     Cullen/Frost's subsidiary banks are subject to Federal Deposit Insurance Corporation ("FDIC") deposit insurance assessments and to certain other statutory and regulatory provisions applicable to FDIC-insured depository institutions. The risk-based assessment system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating.

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

ACQUISITIONS
------------

     The BHC Act generally limits acquisitions by bank holding companies that are not financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto and requires the prior approval of the Federal Reserve Board to consummate such acquisitions. Financial holding companies may acquire non-banking entities under the Modernization Act by providing a notice to the Federal Reserve Board after consummation of such an acquisition.

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

     Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

INTERSTATE BANKING AND BRANCHING LEGISLATION
--------------------------------------------

     The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, as of June 1, 1997, IBBEA authorized a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provided that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching; however, in the second quarter of 1998, the OCC approved a series of merger transactions requested by a non-Texas based institution that ultimately resulted in the merger of its Texas based bank into the non-Texas based institution. Although challenged in the courts, the final legal ruling allowed the merger to proceed. In addition, on May 13, 1998, the Texas Banking Commissioner began accepting applications filed by state banks to engage in interstate mergers and branching.

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

EMPLOYEES
---------

     At December 31, 1999, Cullen/Frost employed 3,336 full-time equivalent employees. Employees of Cullen/Frost enjoy a variety of employee benefit programs, including a retirement plan, 401(k) stock purchase plans, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/Frost considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The names, ages, recent business experience and positions or offices held by each of the executive officers during 1999 of Cullen/Frost are as follows:

                                            AGE AS OF
      NAME AND POSITIONS OR OFFICES         12/31/99               RECENT BUSINESS EXPERIENCE
------------------------------------------  ---------   ------------------------------------------------
T.C. Frost                                     72       Officer and Director of Frost Bank since 1950.
  Senior Chairman of the Board                          Chairman of the Board of Cullen/Frost from 1973
  and Director                                          to October 1995. Member of the Executive
                                                        Committee of Cullen/Frost 1973 to present. Chief
                                                        Executive Officer of Cullen/Frost from July 1977
                                                        to October 1997. Senior Chairman of Cullen/Frost
                                                        from October 1995 to present.
Richard W. Evans, Jr.                          53       Officer of Frost Bank since 1973. Executive Vice
  Chairman of the Board,                                President of Frost Bank from 1978 to April 1985.
  Chief Executive Officer and Director                  President of Frost Bank from April 1985 to
                                                        August 1993. Chairman of the Board and Chief
                                                        Executive Officer of Frost Bank from August 1993
                                                        to present. Director and Member of the Executive
                                                        Committee of Cullen/Frost from August 1993 to
                                                        present. Chairman of the Board and Chief
                                                        Operating Officer of Cullen/Frost from October
                                                        1995 to October 1997. Chairman of the Board and
                                                        Chief Executive Officer of Cullen/Frost from
                                                        October 1997 to present.
Patrick B. Frost                               39       Officer of Frost Bank since 1985. President of
  President of Frost Bank                               Frost Bank from August 1993 to present. Director
  and Director                                          of Cullen/ Frost from May 1997 to present.
                                                        Member of the Executive Committee of
                                                        Cullen/Frost from July 1997 to present.
Phillip D. Green                               45       Officer of Frost Bank since July 1980. Vice
  Senior Executive Vice President                       President and Controller of Frost Bank from
  and Chief Financial Officer                           January 1981 to January 1983. Senior Vice
                                                        President and Controller of Frost Bank from
                                                        January 1983 to July 1985. Senior Vice President
                                                        and Treasurer of Cullen/Frost from July 1985 to
                                                        April 1989. Executive Vice President and
                                                        Treasurer of Cullen/Frost from May 1989 to
                                                        October 1995. Executive Vice President and Chief
                                                        Financial Officer of Cullen/Frost from October
                                                        1995 to July 1998. Senior Executive Vice
                                                        President and Chief Financial Officer from July
                                                        1998 to present.

Stan McCormick, age 54, has been an officer of Frost Bank since 1994 and Secretary of Cullen/Frost from June 1999 to present.

     There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which he was or is to be selected as an officer.

ITEM 2.  PROPERTIES
-------------------

     The executive offices of Cullen/Frost, as well as the principal banking quarters of Frost Bank, are housed in both a 21-story office tower and a nine-story office building located on approximately 3.5 acres of land in downtown San Antonio. Cullen/Frost and Frost Bank lease approximately 50 percent of the office tower. The nine-story office building was purchased in April 1994. Frost Bank also leases space in a seven-story parking garage adjacent to the banking quarters. In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years. Both leases allow for purchase of the related asset under specific terms. Frost Bank has agreed to repurchase the office tower and related parking garage facility. Closing of the transaction is expected to take place in the second quarter of 2002.

     The subsidiary bank located in Galveston is housed in facilities which, together with tracts of adjacent land used for parking and drive-in facilities, are either owned or leased by the subsidiary bank.

ITEM 3.  LEGAL PROCEEDINGS
-------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
----------------------------------------------------------------------
          MATTERS
          --------

  Common Stock Market Prices and Dividends

     The tables below sets forth for each quarter the high and low sales prices for Cullen/Frost's common stock and the dividends per share paid for each quarter. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol: CFR. High and low sales prices are as reported by the NYSE.

                                                                  1999              1998
                                                             ---------------   ---------------
MARKET PRICE (PER SHARE)                                      HIGH     LOW      HIGH     LOW
----------------------------------------------------------------------------------------------
First Quarter..............................................  $27.94   $22.69   $30.60   $25.38
Second Quarter.............................................   28.94    23.19    30.35    24.75
Third Quarter..............................................   28.94    22.81    29.00    20.44
Fourth Quarter.............................................   30.38    23.88    28.47    21.82

The number of record holders of common stock at February 18, 2000 was 2,413.

                 CASH DIVIDENDS (PER SHARE)                   1999     1998
----------------------------------------------------------------------------
First Quarter...............................................  $.150    $.125
Second Quarter..............................................   .175     .150
Third Quarter...............................................   .175     .150
Fourth Quarter..............................................   .175     .150
                                                              --------------
     Total..................................................  $.675    $.575
                                                              ==============

     The Corporation's management is committed to the continuation of the payment of regular cash dividends, however there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. See "Capital" section on page 33 for further discussion and Note K "Dividends" on page 50.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                              Year Ended December 31
                                          ---------------------------------------------------------------
                                            1999       1998       1997       1996       1995       1994
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans, including fees...............  $329,610   $300,721   $261,607   $219,279   $180,696   $125,571
    Securities..........................   113,561    120,259    110,070    112,921    109,593    104,986
    Time deposits.......................       164
    Federal funds sold and securities
      purchased under resale
      agreements........................     4,245      7,111     12,423      7,506      7,154      4,337
                                          ---------------------------------------------------------------
         TOTAL INTEREST INCOME..........   447,580    428,091    384,100    339,706    297,443    234,894
INTEREST EXPENSE:
    Deposits............................   128,819    138,283    131,140    117,179    100,785     69,154
    Federal funds purchased and
      securities sold under repurchase
      agreements........................    12,500     11,606      8,739      9,773     15,347      8,336
    Guaranteed preferred beneficial
      interests in the Corporation's
      junior subordinated deferrable
      interest debentures...............     8,475      8,475      7,652
    Other borrowings....................       808      1,754      1,434      1,037        739          8
                                          ---------------------------------------------------------------
         TOTAL INTEREST EXPENSE.........   150,602    160,118    148,965    127,989    116,871     77,498
                                          ---------------------------------------------------------------
         NET INTEREST INCOME............   296,978    267,973    235,135    211,717    180,572    157,396
Provision for possible loan losses......    12,427     10,393      9,174      8,494      7,605        473
                                          ---------------------------------------------------------------
         NET INTEREST INCOME AFTER
           PROVISION FOR POSSIBLE LOAN
           LOSSES.......................   284,551    257,580    225,961    203,223    172,967    156,923
NON-INTEREST INCOME:
    Trust fees..........................    46,411     46,863     43,275     36,898     34,342     31,767
    Service charges on deposit
      accounts..........................    58,787     53,601     47,627     41,570     33,364     30,848
    Other service charges, collection
      and exchange charges, commissions
      and fees..........................    23,503     15,482     11,349      9,199     11,456      9,668
    Net (loss) gain on securities
      transactions......................       (86)       359        498       (892)    (1,382)    (4,767)
    Other...............................    28,470     22,361     18,953     17,403     18,241     15,628
                                          ---------------------------------------------------------------
         TOTAL NON-INTEREST INCOME......   157,085    138,666    121,702    104,178     96,021     83,144
NON-INTEREST EXPENSE:
    Salaries and wages..................   126,471    111,423     98,874     85,646     70,104     62,412
    Pension and other employee
      benefits..........................    26,096     21,295     19,874     18,224     13,313     11,720
    Net occupancy of banking premises...    27,149     25,486     22,812     21,486     20,238     17,779
    Furniture and equipment.............    19,958     18,921     16,147     14,697     13,276     12,631
    Intangible amortization.............    15,000     13,293     11,920     11,306      8,124      7,627
    Other...............................    78,341     75,844     65,514     58,695     62,333     64,019
    Merger related charges..............               12,244
                                          ---------------------------------------------------------------
         TOTAL NON-INTEREST EXPENSE.....   293,015    278,506    235,141    210,054    187,388    176,188
                                          ---------------------------------------------------------------
         INCOME BEFORE INCOME TAXES.....   148,621    117,740    112,522     97,347     81,600     63,879
Income taxes............................    50,979     42,095     39,555     34,409     28,213     22,100
                                          ---------------------------------------------------------------
         NET INCOME.....................  $ 97,642   $ 75,645   $ 72,967   $ 62,938   $ 53,387   $ 41,779
                                          ===============================================================
Net income per common share:
    Basic...............................  $   1.83   $   1.42   $   1.38   $   1.18   $   1.01   $    .79
    Diluted.............................      1.78       1.38       1.33       1.16        .99        .78
Return on Average Assets................      1.42%      1.18%      1.28%      1.23%      1.20%      1.02%
Return on Average Equity................     18.68      15.44      16.38      15.63      14.84      13.17

Historical amounts have been restated for stock splits and to reflect the merger with Overton Bancshares, Inc.

SELECTED FINANCIAL DATA
(dollars in thousands, except per share amounts)

                                                                     Year Ended December 31
                                           ---------------------------------------------------------------------------
                                              1999         1998         1997         1996         1995         1994
                                           ===========================================================================
BALANCE SHEET DATA
    Total assets.........................  $6,996,680   $6,869,605   $6,045,573   $5,599,248   $4,774,750   $4,260,076
    Guaranteed preferred beneficial
      interest in the Corporation's
      junior subordinated deferrable
      interest debentures, net...........      98,513       98,458       98,403
    Shareholders' equity.................     509,311      512,919      462,929      424,786      382,003      326,569
    Average shareholders' equity to
      average total assets...............        7.60%        7.63%        7.83%        7.87%        8.10%        7.76%
    Tier 1 risk based capital ratio......       11.04        12.23        13.21        11.39        12.73        14.17
    Total risk based capital ratio.......       12.28        13.48        14.46        12.64        13.98        15.42
PER COMMON SHARE DATA
    Net income-basic.....................  $     1.83   $     1.42*  $     1.38   $     1.18   $     1.01   $      .79
    Net income-diluted...................        1.78         1.38*        1.33         1.16          .99          .78
    Cash dividends paid-CFR..............        .675         .575         .480         .403         .285          .17
    Shareholders' equity.................        9.64         9.60         8.74         7.96         7.18         6.17
LOAN PERFORMANCE INDICATORS
    Non-performing assets................  $   18,837   $   17,104   $   18,088   $   14,069   $   18,681   $   22,114
    Non-performing assets to:
      Total loans plus foreclosed
         assets..........................         .45%         .47%         .58%         .53%         .87%        1.27%
      Total assets.......................         .27          .25          .30          .25          .39          .52
    Allowance for possible loan losses...  $   58,345   $   53,616   $   48,073   $   42,821   $   36,525   $   29,017
    Allowance for possible loan losses to
      period-end loans...................        1.40%        1.47%        1.54%        1.60%        1.71%        1.67%
    Net loan charge-offs (recoveries)....  $    8,764   $    6,100   $    6,027   $    2,825   $      527   $   (1,894)
    Net loan charge-offs (recoveries) to
      average loans......................         .22%         .18%         .21%         .12%         .03%        (.12)%
COMMON STOCK DATA
    Common shares outstanding at
      period end.........................      52,823       53,425       52,940       53,365       53,224       52,918
    Weighted average common shares.......      53,368       53,150       52,999       53,195       53,043       52,659
    Dilutive effect of stock options.....       1,378        1,529        1,753        1,257          945          866
    Dividends as a percentage of net
      income**...........................       36.88%       35.79%       30.50%       29.80%       24.47%       18.29%
NON-FINANCIAL DATA
    Number of employees..................       3,336        3,095        3,045        2,743        2,399        2,198
    Shareholders of record...............       2,442        2,624        2,358        2,336        2,463        2,553

 * 1998 basic and diluted earnings per share before the after-tax merger related charge were $1.60 and $1.56, respectively.

** Includes dividends paid by Overton and excludes the after-tax impact of the $12.2 million merger related charge in 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
          RESULTS OF OPERATIONS
        ---------------------

FINANCIAL REVIEW

     Discussed below are the operating results for Cullen/Frost Bankers, Inc. and Subsidiaries ("Cullen/ Frost" or the "Corporation") for the years 1997 through 1999. Cullen/Frost completed bank acquisitions during the first and second quarters of 1999 and one each in the first quarters of 1998 and 1997. The Corporation also acquired an independent insurance agency in the second quarter of 1999. These acquisitions, as described below, were all accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. During the second quarter of 1998, Cullen/Frost also completed the merger with Overton Bancshares, Inc., as described below. The merger was accounted for as a "pooling-of-interests" transaction, and as such, historical amounts were restated to reflect the merger.

     All balance sheet amounts presented in the following financial review are averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments assume a 35 percent federal tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts. The number of shares and related earnings per share amounts have been restated to retroactively give effect for the two-for-one stock split declared and paid by Cullen/Frost during the second quarter of 1999.

MERGER AND ACQUISITIONS
-----------------------

     On May 20, 1999, Cullen/Frost paid approximately $42.3 million to acquire Commerce Financial Corporation and its four-location subsidiary, Bank of Commerce, in Fort Worth, Texas. The Corporation acquired loans of approximately $76 million and deposits of approximately $164 million. The intangible assets associated with the acquisition amounted to approximately $30.5 million. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

     On May 1, 1999, Frost Insurance Agency, a subsidiary of The Frost National Bank, acquired Professional Insurance Agents, Inc. ("PIA"), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offers as agent, corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

     On January 15, 1999, Cullen/Frost paid approximately $18.7 million to acquire Keller State Bank with three locations in Tarrant County, Texas. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

     On May 29, 1998, Cullen/Frost completed the merger of Overton Bancshares, Inc., ("Overton") in Fort Worth, Texas, and its wholly-owned subsidiary, Overton Bank & Trust, N.A. The merger was the Corporation's first entry into the Fort Worth market. With the merger, the Corporation acquired twelve locations in Fort Worth/Arlington and two in Dallas. The Corporation issued approximately 4.38 million common shares as part of this transaction. As a result of the transaction, the Corporation recorded a merger related charge of $12.2 million primarily consisting of severance payments and other employee benefits, and investment banking fees.

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

  Investment Banking Subsidiary

     On August 2, 1999 Cullen/Frost began operations of its Section 20 investment banking subsidiary in Dallas, Texas. The new subsidiary, Frost Securities, Inc., offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers.

RESULTS OF OPERATIONS
---------------------

     For the year ended December 31, 1999, Cullen/Frost reported net income of $97.6 million or $1.78 per diluted common share, an all-time earnings high. Operating earnings for the year ended December 31, 1998 were $85.2 million or $1.56 per diluted common share. Operating earnings exclude the after-tax impact of the merger related charge of $12.2 million associated with the merger of Overton. Net income for 1997 was $73.0 million or $1.33 per diluted common share for 1997. Return on average assets for 1999 was 1.42 percent compared with 1.33 percent in 1998 (excluding the merger related charge), and 1.28 percent in 1997, while return on average equity was 18.68 percent in 1999 compared with 17.38 percent in 1998 (excluding the merger related charge), and 16.38 percent in 1997.

                                                  1999 Change              1998 Change
EARNINGS SUMMARY                         1999      FROM 1998      1998      FROM 1997      1997
-------------------------------------------------------------------------------------------------
Taxable-equivalent net interest
  income.............................  $301,480    $ 30,708     $270,772     $33,686     $237,086
Taxable-equivalent adjustment........     4,502       1,703        2,799         848        1,951
                                       ----------------------------------------------------------
Net interest income..................   296,978      29,005      267,973      32,838      235,135
Provision for possible loan losses...    12,427       2,034       10,393       1,219        9,174
Non-interest income:
     Net (loss) gain on securities
       transactions..................       (86)       (445)         359        (139)         498
     Other...........................   157,171      18,864      138,307      17,103      121,204
                                       ----------------------------------------------------------
          Total non-interest
            income...................   157,085      18,419      138,666      16,964      121,702
Non-interest expense:
     Intangible amortization.........    15,000       1,707       13,293       1,373       11,920
     Merger related charge...........               (12,244)      12,244      12,244
     Other operating expenses........   278,015      25,046      252,969      29,748      223,221
                                       ----------------------------------------------------------
          Total non-interest
            expense..................   293,015      14,509      278,506      43,365      235,141
                                       ----------------------------------------------------------
Income before income taxes...........   148,621      30,881      117,740       5,218      112,522
Income taxes.........................    50,979       8,884       42,095       2,540       39,555
                                       ----------------------------------------------------------
Net income...........................  $ 97,642    $ 21,997     $ 75,645     $ 2,678     $ 72,967
                                       ==========================================================
Per common share:
     Net income-basic................  $   1.83    $    .41     $   1.42*    $   .04     $   1.38
     Net income-diluted..............      1.78         .40         1.38*        .05         1.33
Return on Average Assets.............      1.42%        .24%        1.18%*      (.10)%       1.28%
Return on Average Equity.............     18.68        3.24        15.44*       (.94)       16.38

* Operating basic and diluted earnings per share for 1998 were $1.60 and $1.56, respectively. Operating ROA and ROE for 1998 were 1.33 percent and 17.38 percent, respectively.

RESULTS OF SEGMENT OPERATIONS
-----------------------------

     The Corporation's operations are managed along two major Operating
Segments: Banking and the Financial Management Group. A description of each business and the methodologies used to measure financial performance are described in Note V to the Consolidated Financial Statements on page 61. The following table summarizes operating earnings and net income by Operating Segment for each of the last three years:

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
(DOLLARS IN THOUSANDS)                                          1999      1998      1997
------------------------------------------------------------------------------------------
Banking.....................................................  $ 93,427   $78,826   $68,312
Financial Management Group..................................    15,262    14,497    12,878
Non-Banks...................................................   (11,047)   (8,167)   (8,223)
                                                              ----------------------------
Consolidated operating earnings.............................  $ 97,642   $85,156*  $72,967
Consolidated net income.....................................  $ 97,642   $75,645   $72,967
                                                              ============================

* Excludes the after-tax impact of the $12.2 million Overton merger related charge. See discussion on page 15.

     Banking net income was $93.4 million for 1999 up from $78.8 million for 1998 and $68.3 million for 1997. The increase in net income in 1999 versus 1998 and 1997 was due primarily to loan growth. Acquisitions did occur in each of the three years, however, most of the loan growth was internally generated. Higher service charge income also contributed to the increases in 1999 and 1998 but were offset by increases in non-interest expenses, primarily from increased salaries and wages.

     The Financial Management Group net income for 1999 was $15.3 million compared to $14.5 million and $12.9 million for 1998 and 1997, respectively. Most of the growth between years was due to Frost Investment Services, which includes brokerage services as well as personal wealth management.

     Most of the increase in the operating loss for non-banks in 1999 was impacted by an increase in expenses relating to Frost Securities Inc., a section 20 investment banking subsidiary that began operations in August of 1999.

NET INTEREST INCOME
-------------------

     Net interest income on a tax equivalent basis for 1999 was $301.5 million, an increase from $270.8 million recorded in 1998 and the $237.1 million recorded in 1997. The primary reason for the increase has been the growth in loans, generated both internally and through acquisitions. See "Consolidated Average Balance Sheets" on pages 64 and 65 and "Rate Volume Analysis" on page 66. The net interest margin, was 5.15 percent for the year ended December 31, 1999, compared to 4.93 percent and 4.87 percent for the years 1998 and 1997, respectively. The increase in the net interest margin from a year ago is due to strong loan growth resulting in an improved earning asset mix. Net interest spread for 1999 increased 30 basis points to 4.34 percent. The increase in net interest spread for 1999 is primarily due to Cullen/Frost's ability to improve loan spreads through lower funding costs. Net interest spread was 4.04 percent and 3.99 percent for 1998 and 1997, respectively.

     The net interest spread as well as the net interest margin could be impacted by future changes in short-and long-term interest rate levels.

MARKET RISK DISCLOSURE -- INTEREST RATE SENSITIVITY
--------------------------------------------------

     Market risk is the potential loss arising from adverse changes in the fair value of a financial instrument due to the changes in market rates and prices. In the ordinary course of business, Cullen/Frost's market risk is primarily that of interest rate risk. The Corporation's interest rate sensitivity and liquidity are monitored by its Asset/Liability Management Committee on an ongoing basis. The Committee seeks to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, level of risk over time and exposure to changes in certain interest rate relationships.

     Cullen/Frost utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing or decreasing ratably 200 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. All off-balance sheet financial instruments such as derivatives are included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 0.3 percent relative to the base case over the next 12 months; while a decrease of 200 basis points will result in a negative variance in net interest income of
0.8 percent. This compares to last year when a 200 basis points increase in rates resulted in a positive variance in net interest income of 0.7 percent relative to the base case over the next 12 months while a decrease of 200 basis points resulted in a negative variance in net interest income of 0.7 percent. The Corporation's trading portfolio is immaterial and as such separate quantitative disclosure is not presented.

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

     Cullen/Frost continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The Corporation's objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, the Corporation may lengthen or shorten the duration of assets or liabilities or enter into derivative contracts to mitigate potential market risk.

                                                                    December 31, 1999
                                      ------------------------------------------------------------------------------
                                      Immediately
                                         Rate                                                Non-Rate
                                       Sensitive            Rate Sensitive Within            Sensitive
CUMULATIVE INTEREST RATE SENSITIVITY  -----------   -------------------------------------   -----------
(PERIOD-END BALANCES)                  0-30 Days      90 Days      One Year    Five Years   >Five Years     Total
--------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Loans.......................      $2,155,604    $ 2,316,977   $2,751,734   $3,648,046   $  518,682    $4,166,728
    Securities..................          75,697        198,396      533,999      947,614      682,297     1,629,911
    Federal funds sold & other
      short-term investments....          41,496         41,496       41,496       41,496                     41,496
                                      ------------------------------------------------------------------------------
         Total earning assets...      $2,272,797    $ 2,556,869   $3,327,229   $4,637,156   $1,200,979    $5,838,135
                                      ==============================================================================
Interest -- Bearing Liabilities:
    Savings and Interest-on-
      Checking..................      $  984,438    $   984,438   $  984,438   $  984,438                 $  984,438
    Money market deposit accounts...   1,635,524      1,635,524    1,635,524    1,635,524                  1,635,524
    Certificates of deposit and
      other time accounts.......         277,749        631,050    1,259,107    1,340,465   $  130,145     1,470,610
    Federal funds purchased and
      other borrowings..........         356,979        356,979      356,979      356,979       98,513       455,492
                                      ------------------------------------------------------------------------------
         Total interest-bearing
           liabilities..........      $3,254,690    $ 3,607,991   $4,236,048   $4,317,406   $  228,658    $4,546,064
                                      ==============================================================================
Interest sensitivity gap........      $ (981,893)   $(1,051,122)  $ (908,819)  $  319,750   $  972,321    $1,292,071
                                      ==============================================================================
Ratio of earning assets to
  interest-bearing liabilities...            .70            .71          .79         1.07
                                      ===================================================

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

Loans are included net of unearned discount of $6.2 million. Consumer loans are distributed in the immediately rate-sensitive category for those tied to market rates or to other categories according to the repayment schedule.

The above table does not reflect interest rate swaps further discussed on page
31.

LIQUIDITY
---------

     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.

     Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in Cullen/Frost's natural trade area which maintain accounts with and sell Federal funds to subsidiary banks of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

NON-INTEREST INCOME
-------------------

     Non-interest income of $157.1 million was reported for 1999, compared with $138.7 million for 1998 and $121.7 million for 1997. Excluding securities transactions, total non-interest income increased 13.6 percent from 1998. In addition to core growth, non-interest income was favorably impacted in 1999 by the first quarter acquisition of Keller State Bank and the second quarter acquisitions of Commerce Financial Corporation and Professional Insurance Agency, Inc. ("PIA"). The non-interest income growth in 1998 and 1997 also included the impact of the acquisition of Harrisburg Bancshares, Inc. and Corpus Christi Bancshares, Inc., in the first quarter of 1998 and 1997, respectively.

                                                       Year Ended December 31
                                    ------------------------------------------------------------
                                           1999                 1998                 1997
                                    ------------------   ------------------   ------------------
                                               PERCENT              Percent              Percent
NON-INTEREST INCOME                  AMOUNT    CHANGE     AMOUNT    CHANGE     AMOUNT    CHANGE
================================================================================================
Trust fees........................  $ 46,411   -  1.0%   $ 46,863   +  8.3%   $ 43,275   + 17.3%
Service charges on deposit
  accounts........................    58,787   +  9.7      53,601   + 12.5      47,627   + 14.6
Other service charges, collection
  and exchange charges,
  commissions and fees............    23,503   + 51.8      15,482   + 36.4      11,349   + 23.4
Net (loss)gain on securities
  transactions....................       (86)  -124.0         359   - 27.9         498      N/M
Other.............................    28,470   + 27.3      22,361   + 18.0      18,953   +  8.9
                                    --------             --------             --------
     Total........................  $157,085   + 13.3    $138,666   + 13.9    $121,702   + 16.8
                                    ========             ========             ========

     Trust income was down $452 thousand or 1.0 percent during 1999, mainly due to decreases in management fees associated with some small cap value funds partially offset by increases in investment fees and custody fees. The market value of trust assets grew $1.1 billion to $12.8 billion in 1999 with 82 percent of the growth occurring in non-discretionary assets. In 1998 trust income was up $3.6 million or 8.3 percent from 1997 due mainly to the growth in market value of trust assets and the addition of new accounts through internal growth.

     Deposit service charges increased $5.2 million or 9.7 percent from 1998. The increase occurred as the result of deposit growth that generated increases in overdraft charges, cash management fees on commercial and individual deposits partially offset by lower NSF charges. In 1998, deposit service charges increased $6.0 million or 12.5 percent from 1997. The increase from 1997 to 1998 was attributed to some fee increases and deposit growth that generated increases in overdraft charges, cash management fees on commercial and individual deposits, as well as increases in ATM income. Other service charges and fees increased $8.0 million or 51.8 percent when compared to 1998. Insurance commission revenues from PIA acquired in the second quarter of 1999, and mutual fund fees were the main contributors to the increase in other service charges from last year. Other service charges and fees increased $4.1 million or 36.4 percent from 1997 to 1998 due to higher fees in accounts receivable factoring and mutual fund fees.

     During 1999 Cullen/Frost sold portions of its available for sale investment portfolio resulting in a net loss of $86 thousand. In 1998 and 1997 the Corporation sold portions of its available for sale investment portfolio resulting in net gains of $359 thousand and $498 thousand, respectively.

     Other non-interest income increased $6.1 million or 27.3 percent to $28.5 million in 1999 compared to $22.4 million in 1998. Growth in other non-interest income for 1999 can primarily be attributed to increases in the gain on sale of student loans, check card income, and a non-recurring $2 million gain on the sale of a piece of property in connection with a branch restructuring. The increase in 1998 from 1997 is primarily due to growth in VISA check card income, gains on the sale of student and mortgage loans and gains on the disposition of foreclosed assets.

NON-INTEREST EXPENSE
--------------------

     The acquisitions of Keller State Bank, Commerce Financial Corporation, and PIA, as well as the formation of Frost Securities, Inc. impacted the growth in expenses. Excluding the merger-related charge of $12.2 million during the second quarter of 1998 which was associated with the merger of Overton, non-interest expenses increased by 10.0 percent in 1999 to $293.0 million from $266.3 million in 1998.

                                                          Year Ended December 31
                                       ------------------------------------------------------------
                                              1999                 1998                 1997
                                       ------------------   ------------------   ------------------
                                                  PERCENT              Percent              Percent
        NON-INTEREST EXPENSE            AMOUNT    CHANGE     AMOUNT    CHANGE     AMOUNT    CHANGE
---------------------------------------------------------------------------------------------------
Salaries and wages...................  $126,471    +13.5%   $111,423    +12.7%   $ 98,874    +15.4%
Pension and other employee
  benefits...........................    26,096    +22.5      21,295    + 7.2      19,874    + 9.1
Net occupancy of banking premises....    27,149    + 6.5      25,486    +11.7      22,812    + 6.2
Furniture and equipment..............    19,958    + 5.5      18,921    +17.2      16,147    + 9.9
Intangible amortization..............    15,000    +12.8      13,293    +11.5      11,920    + 5.4
Merger related charge................                         12,244
Other................................    78,341    + 3.3      75,844    +15.8      65,514    +11.6
                                       --------             --------             --------
     Total...........................  $293,015    + 5.2    $278,506    +18.4    $235,141    +11.9
                                       ========             ========             ========

     Salaries and wages increased by $15.0 million in 1999 and $12.5 million in 1998 or 13.5 percent and 12.7 percent, respectively. Salaries and wages in both years have experienced increases related to new business initiatives, acquisitions, and market increases. Pension and other employee benefits increased by $4.8 million or 22.5 percent during 1999 as a result of new business initiatives, retirement plan expense and the impact of the acquisitions on payroll taxes and medical insurance. For 1998 pension and other employee benefits increased 7.2 percent or $1.4 million as a result of retirement plan expense and the impact of the acquisitions on payroll taxes and medical insurance.

     Net occupancy of banking premises increased $1.7 million or 6.5 percent during 1999 primarily attributable to costs associated with branch activity and building maintenance and higher property taxes impacted by the acquisitions. In 1998, net occupancy of banking premises increased $2.7 million or 11.7 percent due to higher property taxes, depreciation and lease expenses as impacted by the acquisition and de novo branches opened in 1998. Furniture and equipment costs increased $1.0 million or 5.5 percent in 1999 primarily due to upgrades and maintenance on software. In 1998, furniture and equipment costs increased $2.8 million or 17.2 percent primarily due to the continued expansion of the Corporation, as well as, technology initiatives and upgrades. Intangible amortization increased during 1999 and 1998 due to acquisitions accounted for under the purchase method.

     In 1998 non-interest expense included a $12.2 million merger related charge associated with the merger of Overton. The majority of the $12.2 million charge was related to severance payments and other employee benefits, and investment banking fees.

     Other non-interest expense increased $2.5 million or 3.3 percent during 1999 as a result of higher conversion costs related to the acquisitions, as well as increases in armored motor service expenses, appraisal, telephone, and data communication expenses. Other non-interest expense was up 15.8 percent in 1998 mostly due to outside computer services related to the Year 2000 compliance program as well as an increase in the volume of VISA checkcards issued after its initial introduction in late 1997.

YEAR 2000
---------

     Cullen/Frost Bankers, Inc. conducted an extensive program to address the internal and external risks associated with the century date change to the Year 2000. The Corporation spent approximately $5.2 million on incremental costs over the three-year period beginning in 1997, funded out of its earnings and expensed as incurred. Additionally, the Corporation spent about 30 percent of its annual technology budget to facilitate progress on the Year 2000 program. All costs associated with the Year 2000 program were based upon management's best estimates and in line with forecasts.

     Cullen/Frost systematically inventoried and assessed the importance of application software and system hardware and software. The Corporation completed the renovation of mission critical systems and implemented 100 percent of the renovated mission critical systems. The Corporation completed the renovation, testing and installation of 100 percent of technology systems in its owned facilities, including vault doors, elevators, climate control systems, and security systems.

     During 1998 and 1999, Cullen/Frost reviewed the Year 2000 preparedness of its vendors and suppliers, and completed on-site due diligence visits with key service providers. The Corporation continued to monitor vendor and supplier progress and developed contingency plans where necessary and feasible. The Corporation tested for key dates in the new century with critical third party service providers, and relied on proxy testing in some cases. Cullen/Frost made available testing documentation, known as proxy tests, to clients utilizing certain products and services. Cullen/Frost also relied on entities such as the Federal Reserve System, Depository Trust Company, Participants Trust Company, Society for Worldwide Interbank Financial Telecommunications (SWIFT), and the Clearing House Interbank Payment Systems (CHIPS) in its securities processing and banking businesses, as did other financial service providers in similar businesses.

     Cullen/Frost developed contingency plans to provide alternatives in situations where a third party furnishing a critical product or service experienced significant Year 2000 issues. Cullen/Frost also updated existing business continuity plans for the date change. As part of its credit analysis process, the Corporation developed a project plan for assessing the Year 2000 readiness of its significant credit customers.

     The Financial Management Group's (FMG) mission critical systems, such as the trust and brokerage accounting and trading systems were included in Cullen/Frost's evaluation and testing of systems. FMG also updated contingency plans to include possible Year 2000 circumstances. FMG obtained and relied upon for the purpose of evaluating a company's/issuer's Year 2000 readiness, public information provided by companies/issuers to regulatory bodies, such as the Securities and Exchange Commission, analysts' reports and/or official statements from companies/issuers.

     Cullen/Frost's Year 2000 program was regularly reviewed by examiners from various external agencies such as the Comptroller of the Currency and the Federal Reserve Bank.

     Cullen/Frost completed its Year 2000 effort as planned and had no significant disruptions resulting from the century date change. The Corporation is currently not aware of any ongoing implications related to the Year 2000. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control.

INCOME TAXES
------------

     The Corporation recognized income tax expense of $51.0 million in 1999, compared to $42.1 million in 1998, and $39.6 million in 1997. The effective tax rate in 1999 was 34.30 percent compared to 35.75 percent in 1998 and 35.15 percent in 1997. The effective tax rate is lower in 1999 due to an increase in tax-exempt interest. For a detailed analysis of the Corporation's income taxes see Note O "Income Taxes" on page 56.

CASH EARNINGS
-------------

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

                                                         Year Ended December 31
                           -----------------------------------------------------------------------
                                          1999                                 1998
                           ----------------------------------   ----------------------------------
                           REPORTED    INTANGIBLE     "CASH"    REPORTED    INTANGIBLE     "CASH"
                           EARNINGS   AMORTIZATION   EARNINGS   EARNINGS   AMORTIZATION   EARNINGS
--------------------------------------------------------------------------------------------------
Income before income
 taxes...................  $148,621     $15,000      $163,621   $117,740     $13,293      $131,033
Income taxes.............    50,979       3,434        54,413     42,095       3,242        45,337
                           -----------------------------------------------------------------------
Net income...............  $ 97,642     $11,566      $109,208   $ 75,645     $10,051      $ 85,696
                           =======================================================================
Net income per diluted
 common share(1).........  $   1.78     $   .21      $   1.99   $   1.38     $   .19      $   1.57
Return on assets(1)......      1.42%                     1.59%*     1.18%                     1.34%*
Return on equity(1)......     18.68                     20.89**    15.44                     17.49**

                                 Year Ended December 31
                            --------------------------------
                                          1997
                            --------------------------------
                            REPORTED   INTANGIBLE     "CASH"
                            EARNINGS  AMORTIZATION   EARNINGS
------------------------------------------------------------
Income before income
 taxes...................   $112,522    $11,920      $124,442
Income taxes.............     39,555      3,145        42,700
                           ----------------------------------
Net income...............   $ 72,967    $ 8,775      $ 81,742
                           ==================================
Net income per diluted
 common share(1).........   $   1.33    $   .16      $   1.49
Return on assets(1)......       1.28%                   1.44%*
Return on equity(1)......      16.38                   18.35**

(1) 1998 diluted operating earnings per share and diluted operating cash earnings per share were $1.56 and $1.74, respectively. Operating cash ROA and cash ROE for 1998 were 1.48 percent and 19.43 percent, respectively. Operating earnings exclude the after-tax impact of the $12.2 million merger related charge associated with the merger with Overton.

 * CALCULATED AS A/B
** CALCULATED AS A/C
---------------------

                                                                      1999                      1998
                                                                   ----------                ----------
(A)  Net income before intangible amortization (including
     goodwill and core deposit intangibles, net of tax)..........  $  109,208   $   85,696   $   81,742
(B)  Total average assets........................................   6,875,436    6,417,569    5,687,577
(C)  Average shareholders' equity................................     522,770      489,958      445,450

SOURCES AND USES OF FUNDS
-------------------------

     Average assets for 1999 of $6.9 billion increased by 7.1 percent from 1998 levels and increased 12.8 percent between 1997 and 1998. Funding sources in 1999 reflected an increase in demand deposits and Federal funds purchased. The Corporation's uses of funds continued a trend which started in 1995 of replacing securities with loans as the largest component of earning assets. This reflects the increases in loan volumes from a year ago.

                                                               Percentage of Total Average Assets
                                                              ------------------------------------
SOURCES AND USES OF FUNDS                                       1999          1998          1997
--------------------------------------------------------------------------------------------------
Sources of Funds:
     Deposits:
          Demand............................................    26.1%         25.4%         24.3%
          Time..............................................    59.0          59.7          61.4
     Federal funds purchased................................     4.2           3.9           3.3
     Equity capital.........................................     7.6           7.6           7.8
     Borrowed funds.........................................     1.6           2.0           2.0
     Other liabilities......................................     1.5           1.4           1.2
                                                              ------------------------------------
          Total.............................................   100.0%        100.0%        100.0%
                                                              ====================================
Uses of Funds:
     Loans..................................................    57.2%         53.5%         51.3%
     Securities.............................................    26.8          30.1          30.4
     Federal funds sold.....................................     1.2           2.0           4.0
     Non-earning assets.....................................    14.8          14.4          14.3
                                                              ------------------------------------
          Total.............................................   100.0%        100.0%        100.0%
                                                              ====================================

LOANS
-----

     Average loans for 1999 were $3.9 billion, an increase of 14.5 percent from 1998. This increase was driven by continued improved economic conditions in the Texas markets the Corporation serves and the 1999 acquisitions.

                                                            December 31
                           ------------------------------------------------------------------------------
                                      1999
                           --------------------------
LOAN PORTFOLIO ANALYSIS                 PERCENTAGE OF
(PERIOD-END BALANCES)        AMOUNT      TOTAL LOANS       1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------
Real estate:
     Construction........  $  379,559         9.1%      $  292,789   $  179,201   $  125,054   $   89,704
     Land................     128,765         3.1           75,397       60,339       53,742       40,005
     Permanent Mortgages:
       Commercial........     422,022        10.1          346,479      259,320      230,205      203,659
       Residential.......     684,827        16.5          655,484      516,345      472,878      375,365
     Other...............     364,875         8.8          349,255      355,475      355,712      282,467
                           ------------------------------------------------------------------------------
     Total real estate...   1,980,048        47.6        1,719,404    1,370,680    1,237,591      991,200
Commercial and
  industrial:
     Energy..............     129,394         3.1           67,187       41,293       45,305       37,918
     Other...............   1,458,956        35.0        1,143,993      948,062      786,536      599,796
Consumer.................     541,026        13.0          625,018      645,988      526,778      431,223
Financial institutions...                                    7,416        3,767       12,749       10,409
Foreign..................      20,298          .5           45,187       72,911       45,562       43,847
Other....................      43,223         1.0           41,755       37,388       20,891       22,380
Unearned discount........      (6,217)       (0.2)          (3,357)      (3,194)      (2,098)      (2,063)
                           ------------------------------------------------------------------------------
     Total...............  $4,166,728       100.0%      $3,646,603   $3,116,895   $2,673,314   $2,134,710
                           ==============================================================================
Percent change from
  previous year..........       +14.3%                       +17.0%       +16.6%       +25.2%       +22.9%

     Loans increased to $4.2 billion at year-end 1999, up 14.3 percent from the previous year-end. Most of the increase in period-end loans is attributable to commercial and industrial loans up $377 million from 1998. Construction loans as well as commercial real estate loans also increased by $87 million and $76 million, respectively. Approximately 80 percent of the increase in loans from a year ago resulted from internally generated growth.

     The total for real estate loans at December 31, 1999 was $2.0 billion, up
15.2 percent from year-end 1998. Amortizing permanent mortgages represented 55.9 percent of the total real estate loan portfolio at year end. Residential mortgages increased $29 million or four percent. Real estate loans categorized as "other" are primarily amortizing commercial and industrial loans with maturities of less than five years. Approximately 55 percent of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company), which historically has resulted in a lower risk, provides financial stability and is less susceptible to economic swings. See page 28 for further discussion of the loan portfolio and "Loan Maturity and Sensitivity" on page 66.

MEXICAN LOANS
-------------

     At December 31, 1999, Cullen/Frost's cross-border outstandings to Mexico, excluding $17.9 million in loans secured by liquid U.S. assets, totaled $2.4 million. The decrease from a year ago represents normal fluctuations in lines of credit used by Mexican banks to finance trade. At December 31, 1999, $342 thousand of the Mexican-related loans were on non-performing status compared to none for the years ended December 31, 1998 and 1997.

                                                                     December 31
                       --------------------------------------------------------------------------------------------------------
                                     1999                               1998                                1997
                       --------------------------------------------------------------------------------------------------------
                                PERCENTAGE   PERCENTAGE             PERCENTAGE   PERCENTAGE             PERCENTAGE   PERCENTAGE
                                 OF TOTAL     OF TOTAL               OF TOTAL     OF TOTAL               OF TOTAL     OF TOTAL
    MEXICAN LOANS      AMOUNT     LOANS        ASSETS     AMOUNT      LOANS        ASSETS     AMOUNT      LOANS        ASSETS
-------------------------------------------------------------------------------------------------------------------------------
Financial
  institutions.......  $2,394      .1%          N/M       $21,346       .6%          .3%      $35,563      1.2%          .6%
Commercial and
  industrial.........      9                    N/M        4,016        .1           .1       13,034        .4           .2
                       --------------------------------------------------------------------------------------------------------
    Total............  $2,403      .1%          N/M       $25,362       .7%          .4%      $48,597      1.6%          .8%
                       ========================================================================================================

The above table excludes $17.9 million, $19.8 million and $24.3 million in loans secured by liquid assets held in the United States in 1999, 1998 and 1997, respectively.

NON-PERFORMING ASSETS
---------------------

     Non-performing assets were $18.8 million at December 31, 1999, compared with $17.1 million at December 31, 1998 and $18.1 million at December 31, 1997. Non-performing assets as a percentage of total loans and foreclosed assets were
 .45 percent at December 31, 1999, flat when compared to .47 percent one year ago.

                                                                                  December 31
                                                              ---------------------------------------------------
NON-PERFORMING ASSETS                                          1999       1998       1997       1996       1995
-----------------------------------------------------------------------------------------------------------------
Non-accrual.................................................  $14,854    $12,997    $13,077    $10,733    $15,372
Foreclosed assets...........................................    3,983      4,107      5,011      3,336      3,309
                                                              ---------------------------------------------------
    Total...................................................  $18,837    $17,104    $18,088    $14,069    $18,681
                                                              ===================================================
As a percentage of total assets.............................      .27%       .25%       .30%       .25%       .39%
As a percentage of total loans plus foreclosed assets.......      .45        .47        .58        .53        .87
After-tax impact of lost interest per common share..........  $   .02    $   .02    $   .02    $   .02    $   .03
Accruing loans 90 days past due:
  Consumer..................................................  $   733    $ 1,347    $ 3,410    $ 1,841    $ 1,294
  All other.................................................    6,177      9,434      3,412      4,108      4,378
                                                              ---------------------------------------------------
    Total...................................................  $ 6,910    $10,781    $ 6,822    $ 5,949    $ 5,672
                                                              ===================================================

Cullen/Frost did not have any restructured loans for the years ended December 31, 1999-1995.

Interest income that would have been recorded in 1999 on non-performing assets, had such assets performed in accordance with their original contract terms, was $1.3 million on non-accrual loans and $263 thousand on foreclosed assets. During 1999, the amount of interest income actually recorded on non-accrual loans was $1.1 million.

There were no foreign loans 90 days past due as of December 31, 1999.

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

     At December 31, 1999, Cullen/Frost had $2.8 million in loans to borrowers experiencing financial difficulties which had not been included in either of the non-accrual or 90 days past due loan categories. Management monitors such loans closely and reviews their performance on a regular basis.

ALLOWANCE FOR POSSIBLE LOAN LOSSES
----------------------------------

     The allowance for possible loan losses was $58.3 million or 1.40 percent of period-end loans at December 31, 1999, compared to $53.6 million or 1.47 percent of period-end loans at year-end 1998. The allowance for possible loan losses as a percentage of non-accrual loans was 392.8 percent at December 31, 1999, compared with 412.5 percent at December 31, 1998.

     Cullen/Frost recorded a $12.4 million provision for possible loan losses during 1999, compared to $10.4 million and $9.2 million recorded during 1998 and 1997, respectively. The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio. The allowance consists of three elements: (i) allowances established on specific loans, (ii) allowances based on historical loan loss experience and trends, and (iii) unallocated allowances based on general economic conditions and other internal and external risk factors in the Corporation's individual markets.

     The specific allowances are based on a regular analysis and evaluation of criticized loans. The quality of loans are determined based on an internal credit risk grading process that evaluates: the obligor's ability to repay, the underlying collateral, if any, and the economic environment and industry in which the obligor operates. This analysis is performed at the relationship manager level for all commercial loans. Obligors whose calculated grade is below a predetermined grade are viewed as criticized. Once criticized, a loan is analyzed (at least quarterly) by a special assets officer to determine if a specific allowance is needed. Specific allocations are based on an obligor's inability or unwillingness to repay, collateral deficiencies and/or the state of the borrower's industry. If a specific allowance is not assigned to a criticized loan, and it is not deemed impaired, it is included in the historical allowance portion of the process for loans with similar characteristics.

     Historical allowances are determined statistically using a loss analysis that examines loss experience of the portfolio in total, by specific loan types and the related internal gradings of loans charged off. This loss analysis is periodically updated based on actual experience. This analysis is performed on several groups of loans. As a result, several historical allowance pools result. Specifically, historical allowance pools exist for commercial real estate loans, commercial and industrial loans, consumer loans and one-to-four family residential mortgages.

     Unallocated allowances based on general economic conditions and other internal and external risk factors are determined by evaluating the experience, ability and effectiveness of the bank's lending management and staff, effectiveness of lending policies and procedures and internal controls, outlook for changes in asset quality, outlook for changes in loan portfolio volume, composition and concentrations of credit, impact of competition on loan structuring and pricing, effectiveness of the internal loan review, impact of environmental risks on portfolio risks, and impact of rising interest rate on portfolio risk. Quarterly, senior management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine the unallocated general allowance. While the loss analysis for the historical allowance is performed annually, the Corporation may revise the general allocation factors whenever necessary in order to address improving or deteriorating credit quality trends or events; or recognize specific risks associated with a given loan concentration or pool classification.

     Cullen/Frost recorded net charge-offs of $8.8 million for the year ended December 31, 1999, compared to net charge-offs of $6.1 million and $6.0 million in 1998 and 1997, respectively. The Corporation's gross charge-offs in 1999 consisted primarily of consumer loans which decreased $661 thousand to $7.4 million and commercial and industrial loans which increased $1.4 million to $5.3 million. The Corporation's gross charge-offs in 1998 consisted primarily of consumer loans which increased $872 thousand to $8.1 million and commercial and industrial loans which increased $2.0 million to $4.0 million. The Corporation's gross charge-offs in 1997 consisted primarily of consumer loans which increased to $7.2 million from $3.8 million in 1996 and commercial and industrial loans which decreased $4.5 million to $2.0 million.

                                                        Year Ended December 31
                                    --------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES     1999         1998         1997         1996         1995
--------------------------------------------------------------------------------------------------
Average loans outstanding during
  year, net of unearned
  discount.......................   $3,934,406   $3,437,510   $2,917,371   $2,445,777   $1,971,681
                                    ==============================================================
Balance of allowance for possible
  loan losses at beginning of
  year...........................   $   53,616   $   48,073   $   42,821   $   36,525   $   29,017
Provision for possible loan
  losses.........................       12,427       10,393        9,174        8,494        7,605
Loan loss reserve of acquired
  institutions...................        1,066        1,250        2,105          627          430
Charge-offs:
  Real estate....................         (357)        (397)        (650)        (351)        (288)
  Commercial and industrial......       (5,349)      (3,980)      (2,028)      (6,485)        (739)
  Consumer.......................       (7,420)      (8,081)      (7,209)      (3,776)      (3,856)
  Other, including foreign.......           (7)         (90)         (40)          (9)          (2)
                                    --------------------------------------------------------------
     Total charge-offs...........      (13,133)     (12,548)      (9,927)     (10,621)      (4,885)
                                    --------------------------------------------------------------
Recoveries:
  Real estate....................          582        1,674          956        2,476        1,277
  Commercial and industrial......        1,799        2,176          965        3,747        1,796
  Consumer.......................        1,919        2,528        1,853        1,445        1,231
  Other, including foreign.......           69           70          126          128           54
                                    --------------------------------------------------------------
     Total recoveries............        4,369        6,448        3,900        7,796        4,358
                                    --------------------------------------------------------------
Net charge-offs..................       (8,764)      (6,100)      (6,027)      (2,825)        (527)
                                    --------------------------------------------------------------
Balance of allowance for possible
  loan losses at end of year.....   $   58,345   $   53,616   $   48,073   $   42,821   $   36,525
                                    ==============================================================
Net charge-offs as a percentage of
  average loans outstanding during
  year, net of unearned
  discount.......................         (.22)%       (.18)%       (.21)%       (.12)%       (.03)%
Allowance for possible loan losses
  as a percentage of year-end
  loans, net of unearned
  discount.......................         1.40         1.47         1.54         1.60         1.71

There were no foreign charge-offs in 1999-1995.

     Cullen/Frost has certain lending policies and procedures in place which are designed to maximize loan income within an acceptable level of risk. These policies and procedures, some of which are described below, are reviewed regularly by senior management. A reporting system supplements this review process by providing management and the board of directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.

     Commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans vary from supporting seasonal working capital needs to term financing of equipment. These loans are underwritten focusing on evaluating and understanding that management's ability to operate profitably and prudently expand their business. Once it is determined management possesses sound ethics and solid business acumen, current and projected cash flows are examined to determine the ability to repay their obligations as agreed upon. In addition, collateral must be of good quality and single purpose projects are avoided. Underwriting standards are designed to promote relationship banking rather than transactional banking. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate collateral margins.

     Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. At December 31, 1999, Cullen/Frost had no concentration of commercial and industrial loans in any single industry that exceeded 10 percent of total loans.

     The diversity of the commercial real estate portfolio allows Cullen/Frost to reduce the impact of a decline in a single market or industry. In addition to monitoring and evaluating commercial real estate loans based on collateral, geography and risk grade criteria, management closely tracks its level of owner-occupied commercial real estate loans versus non-owner occupied loans. Additionally, the Corporation utilizes the knowledge of third party experts to provide insight and guidance about the economic conditions and dynamics of the markets served by the Corporation. Within the commercial real estate loan category, the Corporation's primary focus has been the growth of loans secured by owner-occupied properties. At December 31, 1999, a majority of the Corporation's commercial real estate loans were secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must withstand the analysis of a commercial loan and the underwriting process of a commercial real estate loan.

     Loans secured by non-owner occupied commercial real estate are made to developers and builders who have a relationship with Cullen/Frost and who have a proven record of success. These loans are underwritten through the use of feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation. These loans are closely monitored by on-site inspections and are considered to have higher risks than the other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

     The consumer loan portfolio has three distinct segments -- indirect consumer loans, which represent 27 percent of the consumer loan portfolio, direct non-real estate consumer loans, which represent 33 percent of the portfolio and direct real estate consumer loans, which represent 40 percent. The indirect segment is composed almost exclusively of new and used automobile financing. Non-real estate direct loans include automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities. The direct real estate loans are primarily home equity, home improvement and residential lot loans. Effective January 1, 1998, in accordance with a constitutional amendment allowing for the existence of home equity loans in the state of Texas, Cullen/Frost began offering home equity loans up to 80 percent of the estimated value of the personal residence of the borrower less the balances on existing mortgage and home improvement loans. As of December 31, 1999, home equity loans aggregated approximately $118 million, and were originated for a general variety of purposes including: education, business start-ups, debt consolidation and automobile financing. It is anticipated this product will continue to grow and eventually represent the largest distinct segment of the consumer portfolio. To date the primary growth of this product has been from existing customers. Underwriting standards for this product are heavily influenced by the statute requirements, which include but are not limited to, maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

     Cullen/Frost has an independent Loan Review Division that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to senior management and the board of directors. Loan Review's function complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel as well as the Corporation's policies and procedures.

     Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

     An allowance for possible loan losses in maintained in an amount which, in management's judgment, provides an adequate reserve to absorb probable credit losses related to specifically identified loans as well as loan losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.

     An audit committee of non-management directors reviews the adequacy of the allowance for possible loan losses quarterly.

                                                                        December 31
                             -------------------------------------------------------------------------------------------------
                                      1999                     1998                     1997                     1996
                             ----------------------   ----------------------   ----------------------   ----------------------
                             ALLOWANCE                Allowance                Allowance                Allowance
                                FOR         AS A         FOR         AS A         FOR         AS A         FOR         AS A
                             POSSIBLE    PERCENTAGE   POSSIBLE    PERCENTAGE   POSSIBLE    PERCENTAGE   POSSIBLE    PERCENTAGE
ALLOCATION OF ALLOWANCE        LOAN       OF TOTAL      LOAN       OF TOTAL      LOAN       OF TOTAL      LOAN       OF TOTAL
FOR POSSIBLE LOSS LOSSES      LOSSES       LOANS       LOSSES       LOANS       LOSSES       LOANS       LOSSES       LOANS
------------------------------------------------------------------------------------------------------------------------------
Commercial and
 industrial................   $22,404        .54%      $15,085        .41%      $14,346        .46%      $ 9,648        .36%
Real estate................     9,485        .23        10,021        .28         9,460        .31         9,853        .37
Consumer...................    12,621        .30        17,130        .47        17,486        .56        13,903        .52
Purchasing or carrying
 securities................         1                       85                       88                        6
Financial institutions.....        98                       36                       60                       44
Other, including foreign...       215        .01           246        .01           371        .01           213        .01
Unallocated................    13,521        .32        11,013        .30         6,262        .20         9,154        .34
                             -------------------------------------------------------------------------------------------------
   Total...................   $58,345       1.40%      $53,616       1.47%      $48,073       1.54%      $42,821       1.60%
                             =================================================================================================

                                  December 31
                             ----------------------
                                      1995
                             ----------------------
                             Allowance
                                FOR         AS A
                             POSSIBLE    PERCENTAGE
ALLOCATION OF ALLOWANCE        LOAN       OF TOTAL
FOR POSSIBLE LOSS LOSSES      LOSSES       LOANS
---------------------------  ----------------------
Commercial and
 industrial................   $10,411        .49%
Real estate................    11,479        .54
Consumer...................    12,201        .57
Purchasing or carrying
 securities................         6
Financial institutions.....        32
Other, including foreign...       167        .01
Unallocated................     2,229        .10
                             ----------------------
   Total...................   $36,525       1.71%
                             ======================

     Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories.

SECURITIES
------------

     Total securities, including securities available for sale, were $1.6 billion at year-end 1999 compared to $2.1 billion a year ago. The securities portfolio has been impacted by strong loan growth in 1999. Securities available for sale totaled $1.5 billion at December 31, 1999, compared to $2.0 billion at year-end 1998. These securities consist primarily of U.S. Treasury securities and obligations of U.S. Government agencies. Securities held to maturity totaled $85 million at December 31, 1999 compared to $111 million at December 31, 1998. Securities classified as held to maturity are carried at amortized cost and consist primarily of U. S. Government agency obligations. The remaining securities, consisting primarily of municipal bonds, are classified as trading and are carried at fair value. Trading securities were $1 thousand at December 31, 1999 compared to $709 thousand at December 31, 1998.

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

     The average yield of the securities portfolio for the year ended December 31, 1999 was 6.38 percent compared with 6.32 percent for 1998. See page 67 "Maturity Distribution and Securities Portfolio Yields."

     Total securities including trading, available for sale and held to maturity are summarized below:

                                                           December 31
                           ---------------------------------------------------------------------------
                                    1999                      1998                      1997
                           -----------------------   -----------------------   -----------------------
                           PERIOD-END   PERCENTAGE   PERIOD-END   PERCENTAGE   PERIOD-END   PERCENTAGE
SECURITIES                  BALANCE      OF TOTAL     BALANCE      OF TOTAL     BALANCE      OF TOTAL
------------------------------------------------------------------------------------------------------
U.S. Treasury............  $  118,130       7.2%     $  189,574       9.1%     $  341,681      19.3%
U.S. Government agencies
  and corporations.......   1,324,440      81.3       1,719,580      82.2       1,367,500      77.2
States and political
  subdivisions...........     153,319       9.4         125,939       6.0          46,171       2.6
Other....................      34,022       2.1          56,610       2.7          16,066        .9
                           ---------------------------------------------------------------------------
     Total...............  $1,629,911     100.0%     $2,091,703     100.0%     $1,771,418     100.0%
                           ===========================================================================
Average yield earned
  during the year
  (taxable-equivalent
  basis).................        6.38%                     6.32%                     6.43%

INTEREST RATE SWAPS/FLOORS
--------------------------

     Cullen/Frost uses off-balance sheet interest rate swaps to hedge its interest rate risk. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match its view of the interest rate sensitivity of the Corporation's funding sources. Cullen/Frost had 30 interest rate swaps at December 31, 1999 compared to 22 interest rate swaps at December 31, 1998. In 1999, each swap was a hedge against a specific commercial fixed-rate loan or against a specific pool of commercial floating-rate loans, with a notional amount of $259 million. In 1998 each swap was a hedge against a specific commercial fixed-rate loan or against a specific pool of consumer fixed-rate loans with a notional amount of $75 million. For 1999 and 1998, in each case, the amortization of the interest rate swap effectively matched the expected amortization of the underlying loan or pool of loans with lives ranging from approximately one and one-half to ten years. These interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material in 1999 or 1998.

     In the third quarter of 1998, Cullen/Frost terminated interest rate swaps hedging fixed rate consumer loans. Cullen/Frost is amortizing the loss on the transaction of $1.9 million over the remaining term of the interest swaps ending in the second quarter of 2002. During 1998, Cullen/Frost terminated all three of its interest rate floor agreements with a notional amount totaling $500 million and an original term of three years. These interest rate floors were purchased in 1997 for the purpose of hedging floating interest rate exposure in commercial loan accounts in an environment of falling interest rates. Cullen/Frost is amortizing the gain on the transaction of $2.8 million over the remaining term of the interest rate floors.

DEPOSITS
--------

     Total average demand deposits increased 10.2 percent from 1998. Most of the increase came in commercial and individual accounts which increased $145.3 million. The increase in commercial and individual levels is mostly related to the 1999 acquisitions. Cullen/Frost has made a strategic effort in growing its correspondent bank relationships in the markets it serves. In response to this effort correspondent bank deposits have increased $26.0 million or 13.3 percent. As of June 30, 1999, the Corporation ranked 27th in the United States for Correspondent bank balances.

                                      1999                    1998                    1997
                              --------------------    --------------------    --------------------
                               AVERAGE     PERCENT     AVERAGE     PERCENT     AVERAGE     PERCENT
DEMAND DEPOSITS                BALANCE     CHANGE      BALANCE     CHANGE      BALANCE     CHANGE
--------------------------------------------------------------------------------------------------
Commercial and individual...  $1,533,160     +10.5%   $1,387,824     +21.3%   $1,143,828     +16.7%
Correspondent banks.........     221,530     +13.3       195,555     + 1.7       192,231     - 3.9
Public funds................      37,567     -13.7        43,507     - 1.5        44,183     - 2.3
                              ----------              ----------              ----------
     Total..................  $1,792,257     +10.2    $1,626,886     +17.9    $1,380,242     +12.7
                              ==========              ==========              ==========

     Total average time deposits increased 6.0 percent from 1998 with the largest increase of 17.9 percent coming from money market deposit accounts offset slightly by decreases in Jumbo and Consumer time accounts of 1.2 percent and 4.4 percent, respectively.

                                                 1999                          1998                          1997
                                      ---------------------------   ---------------------------   ---------------------------
                                       AVERAGE     PERCENT           AVERAGE     PERCENT           AVERAGE     PERCENT
TIME DEPOSITS                          BALANCE     CHANGE    COST    BALANCE     CHANGE    COST    BALANCE     CHANGE    COST
-----------------------------------------------------------------------------------------------------------------------------
Savings and Interest-on-Checking....  $  948,487    + 5.2%   .69%   $  901,960    +10.2%   1.21%  $  818,216    +10.4%   1.32%
Money market deposit accounts.......   1,636,915    +17.9    3.69    1,387,994    +16.1    3.91    1,195,773    +13.5    4.08
Time accounts of $100,000 or more...     648,820    - 1.2    4.44      656,776    +15.9    5.23      566,588    +13.2    5.14
Time accounts under $100,000........     601,520    - 4.4    4.15      629,260    - 1.5    4.65      638,673    - 1.0    4.81
Public funds........................     220,845    -12.2    3.61      251,570    - 6.5    3.73      269,027    + 9.7    4.35
                                      ----------                    ----------                    ----------
    Total...........................  $4,056,587    + 6.0    3.18   $3,827,560    + 9.7    3.61   $3,488,277    + 9.5    3.76
                                      ==========                    ==========                    ==========

     The following table summarizes the certificates of deposit in amounts of $100,000 or more as of December 31, 1999 by time remaining until maturity.

                                                                   December 31
                                                              ---------------------
                                                                      1999
REMAINING MATURITY OF PRIVATE                                 ---------------------
CERTIFICATES OF DEPOSIT                                                  PERCENTAGE
OF $100,000 OR MORE                                            AMOUNT     OF TOTAL
-----------------------------------------------------------------------------------
Three months or less........................................  $337,754      52.0%
After three, within six months..............................   165,270      25.4
After six, within twelve months.............................   132,466      20.4
After twelve months.........................................    14,073       2.2
                                                              ---------------------
     Total..................................................  $649,563     100.0%
                                                              =====================
Percentage of total private time deposits...................                16.9%

Other time deposits of $100,000 or more were $100.8 million at December 31, 1999. Of this amount 67.9 percent matures within three months, 15.2 percent matures between three and six months and the remainder matures between six months and one year.

     Mexico is a part of the natural trade territory of the banking offices of Cullen/Frost. Thus, dollar-denominated foreign deposits from Mexican sources have traditionally been a significant source of funding. The Corporation's average foreign deposits increased 7.6 percent from 1998.

FOREIGN DEPOSITS                                                1999       1998       1997
--------------------------------------------------------------------------------------------
Average balance.............................................  $691,356   $642,822   $607,642
Percentage of total average deposits........................      11.8%      11.8%      12.5%

SHORT-TERM BORROWINGS
---------------------

     The Corporation's primary source of short-term borrowings is Federal funds purchased from correspondent banks and securities sold under repurchase agreements in the natural trade territories of the Cullen/Frost subsidiary banks, as well as from upstream banks. The net purchase position experienced in both 1999 and 1998 is primarily the result of continued growth in earning assets over core deposit growth. The weighted-average interest rate on Federal funds purchased at December 31, 1999 and 1998 was 3.66 percent and 4.69 percent, respectively. Generally, the interest rates on securities sold under repurchase agreements are 80 percent of the Federal funds rate.

                                          1999                  1998                  1997
                                   -------------------   -------------------   -------------------
                                    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
FEDERAL FUNDS                       BALANCE     RATE      BALANCE     RATE      BALANCE     RATE
--------------------------------------------------------------------------------------------------
Federal funds sold...............  $  81,363    5.22%    $ 127,273    5.59%    $ 228,245    5.44%
Federal funds purchased and
  securities sold under
  repurchase agreements..........   (285,470)   4.38      (252,977)   4.59      (189,468)   4.61
                                   ---------             ---------             ---------
Net funds position...............  $(204,107)            $(125,704)            $  38,777
                                   ---------             ---------             ---------

                                                                  Year Ended December 31
FEDERAL FUNDS PURCHASED AND SECURITIES                        ------------------------------
SOLD UNDER REPURCHASE AGREEMENTS                                1999       1998       1997
--------------------------------------------------------------------------------------------
Balance at year end.........................................  $333,459   $305,564   $200,774
Maximum month-end balance...................................   474,013    523,178    231,418

Other funding sources include a $7.5 million short-term line of credit to the parent Corporation used for short-term liquidity needs. There were no borrowings outstanding from this source at December 31, 1999 and 1998.

GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S JUNIOR
--------------------------------------------------------------------
SUBORDINATED DEFERRABLE INTEREST DEBENTURES
-------------------------------------------

     During February 1997, the Corporation issued $100 million of its 8.42 percent Capital Securities, Series A which represent a beneficial interest in Cullen/Frost Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation. The Issuer Trust used the proceeds of the sale of the Capital Securities to purchase Junior Subordinated Debentures of Cullen/Frost. The $100 million Trust Preferred Capital Securities are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes and are reported as debt on the balance sheet. See Note I "Borrowed Funds" on page 48.

CAPITAL
-------

     At December 31, 1999, shareholders' equity was $509.3 million, a decrease of .7 percent from $512.9 million at December 31, 1998. Activity in 1999 included $36.0 million of dividends paid and $24.3 million paid for the repurchase of shares of the Corporation, offset by strong earnings growth. In addition, Cullen/Frost had an unrealized loss on securities available for sale, net of deferred taxes, of $39.1 million as of December 31, 1999 compared to an unrealized gain of $7.7 million as of December 31, 1998 which had the effect of reducing capital by $46.8 million. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios.

     Cullen/Frost paid a quarterly dividend of $.15 per common share during the first quarter of 1999. During the second quarter of 1999 the Corporation declared and distributed a two-for-one stock split and raised its cash dividend 17 percent to .175 for the second, third, and fourth quarters of 1999. The Corporation paid a quarterly dividend of $.125 per common share during the first quarter of 1998 increasing to $.15 per common share during the second, third and fourth quarters of 1998. The dividend payout ratio was 36.9 percent for

1999 compared to 35.8 percent, excluding the merger related charge, for 1998. In addition, the Corporation announced that its Board of Directors had authorized it to repurchase up to $100 million of its common stock from time to time. As of December 31, 1999, $23.4 million worth of shares had been repurchased under this program.

     The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. For the Corporation's capital ratios at December 31, 1999 and 1998, see Note L "Capital" on page 50.

FORWARD-LOOKING STATEMENTS
--------------------------

     Cullen/Frost may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions, actions taken by the Federal Reserve Board, legislative and regulatory actions and reforms, competition, as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

PARENT CORPORATION
------------------

     Historically, a large portion of the parent Corporation's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, has been derived from Cullen/Frost's investments in subsidiaries. Dividends received from the subsidiaries are based upon each bank's earnings and capital position. See Note K "Dividends" on page 50. Management fees are not assessed.

NON-BANKING SUBSIDIARIES
------------------------

     The New Galveston Company is a wholly-owned second tier bank holding company subsidiary which holds all shares of each banking and non-banking subsidiary. Cullen/Frost has four principal non-banking subsidiaries. Main Plaza Corporation occasionally makes loans to qualified borrowers. Such loans are typically funded with borrowings against Cullen/Frost's current cash or borrowing against credit lines. Daltex General Agency, Inc., a managing general insurance agency, provides vendor's single interest insurance for Cullen/ Frost subsidiary banks. Cullen/Frost Capital Trust I, a wholly-owned non-banking subsidiary, is a Delaware statutory trust. The sole purpose of the trust was to sell Capital Securities and to purchase Junior Debentures of the Corporation.

     In 1999 Cullen/Frost formed Frost Securities, Inc., a Section 20 investment banking subsidiary based in Dallas, Texas. Frost Securities, Inc. offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers.

SUBSEQUENT EVENTS
-----------------

     On January 27, 2000 Frost Insurance Agency, a subsidiary of The Frost National Bank signed a letter of intent to acquire Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock"), a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. The transaction is subject to regulatory approval and is expected to close in April, 2000. Wayland Hancock is Frost Insurance Agency's second acquisition, following the 1999 acquisition of Victoria-based Professional Insurance Agents, Inc. The purchase method of accounting will be used to record the transaction.

     On February 17, 2000 Cullen/Frost announced that United States National Bank of Galveston will merge its charter into Frost National Bank. The Galveston-based bank has been a member bank of Cullen/ Frost since 1982. The merger will be effective in the second quarter of 2000.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
---------------------------------------------------

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

     The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls should not exceed the related benefits. As an integral part of the system of internal controls, Cullen/ Frost maintains an internal audit staff which monitors compliance with and evaluates the effectiveness of the system of internal controls and coordinates audit coverage with the independent auditors.

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

     The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors and by the shareholders. The audit by the independent auditors provides an additional assessment of the degree to which Cullen/Frost's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include their consideration of internal controls and performance of selected tests of transactions and records, as they deem appropriate. These auditing procedures are designed to provide an additional reasonable level of assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles in all material respects.


/S/ DICK EVANS                                 /s/ PHILLIP D. GREEN
Dick Evans                                     Phillip D. Green
Chairman and Chief                             Senior Executive Vice President
Executive Officer                              and Chief Financial Officer


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------
The information required by this Item is set forth in the section entitled "Market Risk -- Interest Rate Sensitivity" included under Item 7 of this document on page 18, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                                  Year Ended December 31
                                                              ==============================
                                                                1999       1998       1997
============================================================================================
INTEREST INCOME:
     Loans, including fees..................................  $329,610   $300,721   $261,607
     Securities:
          Taxable...........................................   106,893    117,261    108,249
          Tax-exempt........................................     6,668      2,998      1,821
                                                              ------------------------------
               TOTAL SECURITIES.............................   113,561    120,259    110,070
     Time deposits..........................................       164
     Federal funds sold and securities purchased under
       resale agreements....................................     4,245      7,111     12,423
                                                              ------------------------------
               TOTAL INTEREST INCOME........................   447,580    428,091    384,100
INTEREST EXPENSE:
     Deposits...............................................   128,819    138,283    131,140
     Federal funds purchased and securities sold under
       repurchase agreements................................    12,500     11,606      8,739
     Guaranteed preferred beneficial interests in the
       Corporation's subordinated debentures................     8,475      8,475      7,652
     Long-term notes payable and other borrowings...........       808      1,754      1,434
                                                              ------------------------------
               TOTAL INTEREST EXPENSE.......................   150,602    160,118    148,965
                                                              ------------------------------
               NET INTEREST INCOME..........................   296,978    267,973    235,135
Provision for possible loan losses..........................    12,427     10,393      9,174
                                                              ------------------------------
               NET INTEREST INCOME AFTER PROVISION FOR
                 POSSIBLE LOAN LOSSES.......................   284,551    257,580    225,961
NON-INTEREST INCOME:
     Trust fees.............................................    46,411     46,863     43,275
     Service charges on deposit accounts....................    58,787     53,601     47,627
     Other service charges, collection and exchange charges,
       commissions and fees.................................    23,503     15,482     11,349
     Net (loss) gain on securities transactions.............       (86)       359        498
     Other..................................................    28,470     22,361     18,953
                                                              ------------------------------
               TOTAL NON-INTEREST INCOME....................   157,085    138,666    121,702
NON-INTEREST EXPENSE:
     Salaries and wages.....................................   126,471    111,423     98,874
     Pension and other employee benefits....................    26,096     21,295     19,874
     Net occupancy of banking premises......................    27,149     25,486     22,812
     Furniture and equipment................................    19,958     18,921     16,147
     Intangible amortization................................    15,000     13,293     11,920
     Merger related charge..................................               12,244
     Other..................................................    78,341     75,844     65,514
                                                              ------------------------------
               TOTAL NON-INTEREST EXPENSE...................   293,015    278,506    235,141
                                                              ------------------------------
               INCOME BEFORE INCOME TAXES...................   148,621    117,740    112,522
Income taxes................................................    50,979     42,095     39,555
                                                              ------------------------------
               NET INCOME...................................  $ 97,642   $ 75,645   $ 72,967
                                                              ==============================
Net income per share:
     Basic..................................................  $   1.83   $   1.42   $   1.38
     Diluted................................................      1.78       1.38       1.33
Dividends per share.........................................      .675       .575       .480

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                    December 31
                                                              =======================
                                                                 1999         1998
=====================================================================================
ASSETS
Cash and due from banks.....................................  $  760,612   $  684,941
Time deposits...............................................       6,546
Securities held to maturity (market value: 1999 -- $85,627;
  1998 -- $113,682).........................................      85,045      111,439
Securities available for sale...............................   1,544,865    1,979,555
Trading account securities..................................           1          709
Federal funds sold and securities purchased under resale
  agreements................................................      34,950      102,900
Loans, net of unearned discount of $6,217 in 1999 and $3,357
  in 1998...................................................   4,166,728    3,646,603
  Less: Allowance for possible loan losses..................     (58,345)     (53,616)
                                                              -----------------------
     Net loans..............................................   4,108,383    3,592,987
Banking premises and equipment..............................     142,984      137,290
Accrued interest and other assets...........................     313,294      259,784
                                                              -----------------------
       TOTAL ASSETS.........................................  $6,996,680   $6,869,605
                                                              =======================
LIABILITIES
Demand deposits:
  Commercial and individual.................................  $1,601,977   $1,585,891
  Correspondent banks.......................................     212,942      201,355
  Public funds..............................................      48,341       56,253
                                                              -----------------------
       Total demand deposits................................   1,863,260    1,843,499
Time deposits:
  Savings and Interest-on-Checking..........................     984,438      961,597
  Money market deposit accounts.............................   1,635,524    1,493,778
  Time accounts.............................................   1,234,894    1,264,121
  Public funds..............................................     235,716      282,492
                                                              -----------------------
       Total time deposits..................................   4,090,572    4,001,988
                                                              -----------------------
       Total deposits.......................................   5,953,832    5,845,487
Federal funds purchased and securities sold under repurchase
  agreements................................................     333,459      305,564
Accrued interest and other liabilities......................     101,565      107,177
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable interest
  debentures, net...........................................      98,513       98,458
                                                              -----------------------
       TOTAL LIABILITIES....................................   6,487,369    6,356,686
SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share......................         536          267
       Shares authorized: 1999 -- 90,000,000;
        1998 -- 90,000,000
       Shares issued: 1999 -- 53,561,616; 1998 -- 53,425,296
Surplus.....................................................     185,437      183,151
Retained earnings...........................................     382,168      321,754
Accumulated other comprehensive (loss) income, net of tax...     (39,110)       7,747
Treasury stock at cost (738,463 shares).....................     (19,720)
                                                              -----------------------
       TOTAL SHAREHOLDERS' EQUITY...........................     509,311      512,919
                                                              -----------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $6,996,680   $6,869,605
                                                              =======================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                Year Ended December 31
                                                        =======================================
                                                           1999          1998          1997
===============================================================================================
OPERATING ACTIVITIES
Net income............................................  $    97,642   $    75,645   $    72,967
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible loan losses...............       12,427        10,393         9,174
     Credit for deferred taxes........................       (6,083)       (5,574)       (6,703)
     Accretion of discounts on loans..................         (547)       (2,841)       (1,212)
     Accretion of securities' discounts...............       (2,306)       (3,911)      (11,960)
     Amortization of securities' premiums.............        4,738         5,824         3,847
     Decrease (increase) in trading account
       securities.....................................          708         1,231        (1,153)
     Net realized loss (gain) on securities
       transactions...................................           86          (359)         (498)
     Net gain on sale of assets.......................       (4,052)         (773)         (654)
     Depreciation and amortization....................       32,657        30,024        26,459
     (Increase) decrease in accrued interest
       receivable.....................................       (1,951)          660        (6,374)
     Increase (decrease) in accrued interest
       payable........................................        3,566        (4,072)        4,453
     Originations of mortgages held-for-sale..........      (69,587)     (181,219)     (104,271)
     Proceeds from sales of mortgages held-for-sale...       75,054       177,160       102,728
     Net change in other assets and liabilities.......       (5,716)       13,161       (38,571)
                                                        ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES........      136,636       115,349        48,232
INVESTING ACTIVITIES
Proceeds from maturities of securities held to
  maturity............................................       26,471        36,906        40,606
Purchases of securities held to maturity..............         (123)       (9,650)      (32,040)
Proceeds from sales of securities available for
  sale................................................    1,696,657       900,398       434,488
Proceeds from maturities of securities available for
  sale................................................      929,644     1,145,806       908,197
Purchases of securities available for sale............   (2,172,113)   (2,314,252)   (1,354,280)
Net increase in loan portfolio........................     (421,478)     (407,212)     (342,559)
Proceeds from sales of premises and equipment.........        4,694            30            49
Purchases of premises and equipment...................      (20,334)      (18,798)      (18,104)
Proceeds from sales of repossessed properties.........        2,653         2,982         2,038
Net cash and cash equivalents (paid) received from
  acquisitions........................................      (23,788)       (8,899)       14,277
                                                        ---------------------------------------
     NET CASH PROVIDED (USED) BY INVESTING
       ACTIVITIES.....................................       22,283      (672,689)     (347,328)
FINANCING ACTIVITIES
Net increase in demand deposits, IOC accounts, and
  savings accounts....................................       77,501       566,136       159,070
Net decrease in certificates of deposit...............     (195,031)     (111,941)      (16,532)
Net increase (decrease) in Federal funds purchased and
  securities sold under repurchase agreements.........       27,895        89,361       (31,916)
Net proceeds from issuance of guaranteed preferred
  beneficial interest in the Corporation's
  subordinated debentures.............................                                   98,353
Net proceeds from issuance of common stock............        5,314         7,983         3,735
Purchase of treasury stock............................      (24,318)       (3,495)      (17,834)
Dividends paid........................................      (36,013)      (30,476)      (22,256)
                                                        ---------------------------------------
     NET CASH (USED) PROVIDED BY FINANCING
       ACTIVITIES.....................................     (144,652)      517,568       172,620
                                                        ---------------------------------------
     INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS....................................       14,267       (39,772)     (126,476)
Cash and cash equivalents at beginning of year........      787,841       827,613       954,089
                                                        ---------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $   802,108   $   787,841   $   827,613
                                                        =======================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive
                                                 Common                Retained   Income (Loss)   Treasury
                                                  Stock     Surplus    Earnings    Net of Tax      Stock      Total
=====================================================================================================================
BALANCE AT JANUARY 1, 1997....................  $ 133,475   $ 51,132   $232,201     $  8,114      $   (136)  $424,786
  Net Income for 1997.........................                           72,967                                72,967
  Unrealized gain on securities available for
    sale of $1,127, net of tax and
    reclassification adjustment for after-tax
    gains included in net income of $324......                                           803                      803
                                                                                                             --------
        Total comprehensive income............                                                                 73,770
                                                                                                             --------
  Proceeds from employee stock purchase plan
    and option................................        300        437     (1,949)                     3,201      1,989
  Tax benefit related to exercise of stock
    options...................................                 1,492                                            1,492
  Purchase of treasury stock..................                                                     (17,814)   (17,814)
  Issuance of restricted stock................                   522                                 2,297      2,819
  Restricted stock plan deferred compensation,
    net.......................................                           (2,112)                               (2,112)
  Cash dividend...............................                          (21,463)                              (21,463)
  Pre-merger transaction of pooled company:
    Release of unearned ESOP shares...........                    64        143                                   207
    Cash dividend.............................                             (793)                                 (793)
    Purchase of treasury stock................                                                         (20)       (20)
    Sale of treasury stock....................                                                          68         68
                                                ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997..................    133,775     53,647    278,994        8,917       (12,404)   462,929
  Net Income for 1998.........................                           75,645                                75,645
  Unrealized loss on securities available for
    sale of $937, net of tax and
    reclassification adjustment for after-tax
    gains included in net income of $233......                                        (1,170)                  (1,170)
                                                                                                             --------
        Total comprehensive income............                                                                 74,475
                                                                                                             --------
  Proceeds from employee stock purchase plan
    and options...............................                   390     (2,014)                     2,802      1,178
  Tax benefit related to exercise of stock
    options...................................                 1,771                                            1,771
  Purchase of treasury stock..................                                                      (3,495)    (3,495)
  Issuance of restricted stock................          1      1,889                                   126      2,016
  Restricted stock plan deferred compensation,
    net.......................................                             (514)                                 (514)
  Cash dividend...............................                          (29,567)                              (29,567)
  ESOP shares released........................                 2,820        658                                 3,478
  Constructive retirement of treasury stock
    issued in connection with a business
    combination...............................     (1,382)   (11,023)                               12,883        478
  Change in par value.........................   (132,974)   132,974
  Pre-merger transactions of pooled company:
    Proceeds from employee stock purchase plan
      and options.............................        847        683       (539)                        88      1,079
    Cash dividend.............................                             (909)                                 (909)
                                                ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998..................        267    183,151    321,754        7,747            --    512,919
  Net Income for 1999.........................                           97,642                                97,642
  Unrealized loss on securities available for
    sale of $46,913 net of tax and
    reclassification adjustment for after-tax
    losses included in net income of $56......                                       (46,857)                 (46,857)
                                                                                                             --------
        Total comprehensive income............                                                                 50,785
                                                                                                             --------
  Proceeds from employee stock purchase plan
    and options...............................          1        856     (1,839)                     4,598      3,616
  Tax benefit related to exercise of stock
    options...................................                 1,698                                            1,698
  Purchase of treasury stock..................                                                     (24,318)   (24,318)
  Restricted stock plan deferred compensation,
    net.......................................                              624                                   624
  Cash dividend...............................                          (36,013)                              (36,013)
  Two-for-one stock split.....................        268       (268)
                                                ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999..................  $     536   $185,437   $382,168     $(39,110)     $(19,720)  $509,311
                                                =====================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES
----------------------------------------

     Cullen/Frost Bankers, Inc., ("Cullen/Frost" or "the Corporation") through its wholly-owned subsidiary banks provides a broad array of products and services throughout 11 Texas markets. In addition to general commercial banking, other products and services offered include trust and investment management, mortgage banking, insurance, investment banking, leasing, asset-based lending, treasury management and item processing.

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

     SECURITIES -- Securities are classified as held to maturity and carried at amortized cost when Cullen/Frost has the intent and ability to hold the securities until maturity. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at market value with both net realized and unrealized gains and losses included in other income during the period. Securities to be held for indefinite periods of time are classified as available for sale and stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The adjusted carrying value of the specific security sold is used to compute gain or loss on the sale of securities. Declines in value other than temporary declines are adjusted against the security with a charge to operations.

     LOANS -- Interest on loans is accrued and accreted to operations based on the principal amount outstanding. Interest on certain consumer loans is recognized over their respective terms using a method which approximates the interest method. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question as well as when required by regulatory provisions. Once interest accruals are discontinued, uncollected but accrued interest is charged to current year operations. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. Loans which are determined to be uncollectible are charged to the allowance for possible loan losses. The collectability of loans is continually reviewed by management.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES -- The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations. The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio. The allowance consists of three elements: (i) allowances established on specific loans, (ii) allowances based on historical loan loss experience and trends, and (iii) unallocated allowances based on general economic conditions and other internal and external risk factors in the Corporation's individual markets. An allowance for possible loan losses is maintained in an amount which, in management's judgment, provides an adequate reserve to absorb probable credit losses related to specifically identified loans as well as loan losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date. Certain non-homogeneous loans are accounted for under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." These standards require an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. The allowance for possible loan losses related to loans that are impaired as defined by SFAS No. 114 and SFAS No. 118 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Income on impaired loans is recognized in accordance with SFAS No. 118 which is based on the collectability of the principal amount.

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

     Long-lived assets and certain identifiable intangibles are accounted for under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that those assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an undiscounted basis. If impairment is indicated the present value of expected future cash flows from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized.

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

     STOCK OPTION PLANS -- Cullen/Frost accounts for its stock option plans under SFAS No. 123, "Accounting for Stock Based Compensation." The Statement allows the continued use of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations. Cullen/Frost continues to account for its stock option plans in accordance with APB No. 25. Under APB No. 25, because the exercise price of Cullen/Frost's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123 also allows for the fair value method of accounting for employees stock options. The continued use of APB No. 25 requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

     STOCK SPLIT -- The number of shares outstanding and related earnings per share amounts have been restated to retroactively give effect for the two-for-one stock split declared and distributed by Cullen/Frost during the second quarter of 1999.

     FINANCIAL DERIVATIVES -- Derivatives are used to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used for these purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.

     Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives currently used for hedging purposes include interest rate swaps. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the balance sheet to more closely match its view of the interest rate sensitivity of Cullen/Frost's funding sources. The fair value of derivative contracts are carried off-balance sheet and the unrealized gains and losses on derivative contracts are generally deferred. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the life of the contract in net interest income. Upon contract settlement or early termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the derivative contract. In instances where the underlying instrument is repaid, the cumulative change in the value of the associated derivative is recognized immediately in earnings.

     ACCOUNTING CHANGES -- The following is a brief discussion of the SFAS pronouncements issued by the FASB that are pending adoption by Cullen/Frost.

     During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the required adoption date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will require the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Even though early adoption is allowed, Cullen/Frost has no plans to adopt this statement prior to the effective date for the Corporation of January 1, 2001. The impact on future results will depend on the financial position of the Corporation and the nature and purpose of the derivatives in use by Cullen/Frost at that time.

NOTE B -- ACQUISITIONS
---------------------

     The transactions listed below, with the exception of the merger with Overton Bancshares, Inc. ("Overton"), have been accounted for as purchase transactions with the total cash consideration funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Results of operations are included from the date of acquisition. The Overton acquisition was accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and shareholders' equity of the merged entity to be retroactively combined with the Corporation's respective accounts at recorded value.

1999 ACQUISITIONS
COMMERCE FINANCIAL CORP. -- FORT WORTH

     On May 20, 1999, Cullen/Frost paid approximately $42.3 million to acquire Commerce Financial Corporation and its four-location subsidiary, Bank of Commerce, in Fort Worth, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such, the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Such estimates may be subsequently revised. The Corporation acquired loans of approximately $76 million and deposits of approximately $164 million. The intangible assets associated with the acquisition amounted to approximately $30.5 million. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

PROFESSIONAL INSURANCE AGENTS, INC. -- VICTORIA

     On May 1, 1999, Frost Insurance Agency, a subsidiary of The Frost National Bank, acquired Professional Insurance Agents, Inc. (PIA), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offers corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. The purchase method of accounting was used to record the transaction. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

KELLER STATE BANK -- TARRANT COUNTY

     On January 15, 1999, Cullen/Frost paid approximately $18.7 million to acquire Keller State Bank with three locations in Tarrant County, Texas. The total cash consideration was funded through internal sources. The purchase method of accounting has been used to record the transaction and as such the purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million. The intangible assets associated with the acquisition amounted to approximately $11.8 million. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

1998 MERGERS AND ACQUISITIONS
OVERTON BANCSHARES, INC. -- FORT WORTH

     On May 29, 1998, the Corporation completed the merger of Overton Bancshares, Inc., in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N.A. The merger, which was accounted for as a "pooling-of-interests" transaction, was Cullen/Frost's first entry into the Fort Worth market. With the merger, Cullen/Frost acquired twelve locations in Fort Worth/Arlington and two in Dallas. Cullen/Frost issued approximately 4.38 million common shares as part of this transaction. As a result of the transaction, Cullen/Frost recorded a merger related charge of $12.2 million primarily consisting of severance payments, other employee benefits and investment banking fees. In addition, shortly after the merger was consummated Cullen/Frost reclassified approximately $116 million of held to maturity securities of Overton to available for sale securities.

HARRISBURG BANCSHARES, INC. -- HOUSTON

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. Goodwill associated with the transaction amounted to approximately $24.5 million and approximately $10.6 million of other intangibles associated with the acquisition were recorded. Cullen/Frost acquired loans of approximately $125 million and deposits of approximately $222 million. This acquisition did not have a material impact on the Corporation's 1998 net income.

1997 ACQUISITION
CORPUS CHRISTI BANCSHARES, INC. -- CORPUS CHRISTI

     On March 7, 1997, Cullen/Frost paid approximately $32.2 million to acquire Corpus Christi Bancshares, Inc., including its subsidiary Citizens State Bank, in Corpus Christi, Texas. Goodwill associated with the transaction amounted to approximately $13.8 million and approximately $7.1 million of other intangibles associated with the acquisition were recorded. Cullen/Frost acquired loans of approximately $108 million and deposits of approximately $184 million. This acquisition did not have a material impact on the Corporation's 1997 net income.

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

NOTE C -- CASH AND DUE FROM BANKS
---------------------------------

     Cullen/Frost subsidiary banks are required to maintain cash or non-interest bearing reserves with the Federal Reserve Bank which are equal to specified percentages of deposits. The average amounts of reserve and contractual balances were $76.9 million for 1999 and $75.1 million for 1998.

NOTE D -- SECURITIES
--------------------

     A summary of the amortized cost and estimated fair value of securities is presented below.

                                            DECEMBER 31, 1999                                   December 31, 1998
                            =================================================   =================================================
                            AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED    AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
(IN THOUSANDS)                 COST        GAINS        LOSSES     FAIR VALUE      COST        GAINS        LOSSES     FAIR VALUE
=================================================================================================================================
Securities Held to
  Maturity:
  U.S. Government agencies
    and corporations......  $   82,413     $  664      $   220     $  82,857    $  107,182    $ 1,939       $   12     $  109,109
  States and political
    subdivisions..........       2,582        142            4         2,720         4,232        316                       4,548
  Other...................          50                                    50            25                                     25
                            -----------------------------------------------------------------------------------------------------
    Total.................  $   85,045     $  806      $   224     $  85,627    $  111,439    $ 2,255       $   12     $  113,682
                            =====================================================================================================
Securities Available for
  Sale:
  U.S. Treasury...........  $  118,269     $   55      $   194     $ 118,130    $  189,240    $   357       $   23     $  189,574
  U.S. Government agencies
    and corporations......   1,293,803      2,668       54,444     1,242,027     1,601,930     13,448        2,980      1,612,398
  State and political
    subdivisions..........     158,990        262        8,516       150,736       119,962      1,943          907        120,998
  Other...................      33,972                                33,972        56,504         97           16         56,585
                            -----------------------------------------------------------------------------------------------------
    Total.................  $1,605,034     $2,985      $63,154     $1,544,865   $1,967,636    $15,845       $3,926     $1,979,555
                            =====================================================================================================

     The amortized cost and estimated fair value of securities at December 31, 1999 are presented below by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                    DECEMBER 31, 1999
                                              ==============================================================
                                              SECURITIES HELD TO MATURITY     SECURITIES AVAILABLE FOR SALE
                                              ----------------------------    ------------------------------
                                               AMORTIZED       ESTIMATED        AMORTIZED        ESTIMATED
(IN THOUSANDS)                                   COST          FAIR VALUE         COST          FAIR VALUE
============================================================================================================
Due in one year or less.....................    $    25          $    25       $  117,460       $  117,485
Due after one year through five years.......        945              941           35,347           34,627
Due after five years through ten years......      1,662            1,804           45,546           43,461
Due after ten years.........................                                      112,878          107,265
                                              --------------------------------------------------------------
                                                  2,632            2,770          311,231          302,838
Mortgage-backed securities and
  collateralized mortgage obligations.......     82,413           82,857        1,293,803        1,242,027
                                              --------------------------------------------------------------
     Total..................................    $85,045          $85,627       $1,605,034       $1,544,865
                                              ==============================================================

     Proceeds from sales of securities available for sale during 1999 were $1.7 billion. During 1999, gross gains of $625 thousand and gross losses of $711 thousand were realized on those sales. Proceeds from sales of securities available for sale during 1998 were $900.4 million. During 1998, gross gains of $1.1 million and gross losses of $705 thousand were realized on those sales. Proceeds from sales of securities available for sale during 1997 were $434.5 million. During 1997, gross gains of $556 thousand and gross losses of $58 thousand were realized on those sales.

     The carrying value of securities pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law amounted to $1.5 billion at December 31, 1999 and $1.2 billion at December 31, 1998.

NOTE E -- LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
------------------------------------------------------

     A summary of loans outstanding follows:

                                                                    December 31
                                                              =======================
(in thousands)                                                   1999         1998
=====================================================================================
Real estate:
     Construction...........................................  $  379,559   $  292,789
     Land...................................................     128,765       75,397
     Permanent mortgages:
          Commercial........................................     422,022      346,479
          Residential.......................................     684,827      655,484
     Other..................................................     364,875      349,255
Commercial and industrial:
     Energy.................................................     129,394       67,187
     Other..................................................   1,458,956    1,143,993
Consumer....................................................     541,026      625,018
Financial institutions......................................                    7,416
Foreign.....................................................      20,298       45,187
Other.......................................................      43,223       41,755
Unearned discount...........................................      (6,217)      (3,357)
                                                              -----------------------
     Total loans............................................  $4,166,728   $3,646,603
                                                              =======================

     In the normal course of business, in order to meet the financial needs of its customers, Cullen/Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. No material losses are anticipated as a result of these commitments. Commitments to extend credit and standby letters of credit amounted to $1.8 billion and $80.2 million, respectively, at December 31, 1999. Commitments to extend credit and standby letters of credit amounted to $1.2 billion and $53 million respectively, at December 31, 1998. Commercial and industrial loan commitments represent approximately 71 percent of the total loan commitments outstanding at December 31, 1999 and 1998.

     The majority of Cullen/Frost's real estate loans are secured by real estate in San Antonio, Houston and Fort Worth. Mortgage loans of approximately $8.6 million and $14.0 million were held for sale by the Corporation and are included in residential permanent mortgages at December 31, 1999 and 1998, respectively. These loans are valued at the lower of cost or market, on an aggregate basis.

     In the normal course of business, Cullen/Frost subsidiary banks make loans to directors and officers of both Cullen/Frost and its subsidiaries. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans made to directors and executive officers of Cullen/Frost and its significant subsidiaries, including loans made to their associates, amounted to $16.5 million and $45.3 million at December 31, 1999 and 1998, respectively. During 1999, additions to these loans amounted to $5.8 million, repayments totaled $16.3 million and other changes totaled $18.3 million. These other changes consist primarily of changes in related-party status. Standby letters of credit extended to directors and executive officers of Cullen/Frost and its significant subsidiaries and their associates amounted to $608 thousand and $614 thousand at December 31, 1999 and 1998, respectively. A summary of the changes in the allowance for possible loan losses follows:

                                                                Year Ended December 31
                                                              ===========================
(in thousands)                                                 1999      1998      1997
=========================================================================================
Balance at the beginning of the year........................  $53,616   $48,073   $42,821
Provision for possible loan losses..........................   12,427    10,393     9,174
Loan loss reserve of acquired institutions..................    1,066     1,250     2,105
Net charge-offs:
     Losses charged to the allowance........................  (13,133)  (12,548)   (9,927)
     Recoveries.............................................    4,369     6,448     3,900
                                                              ---------------------------
          Net charge-offs...................................   (8,764)   (6,100)   (6,027)
                                                              ---------------------------
Balance at the end of the year..............................  $58,345   $53,616   $48,073
                                                              ===========================

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At December 31, 1999, the majority of the impaired loans were real estate loans and collectability was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. There was no interest revenue recognized on impaired loans in 1999 compared to $70,000 recognized in 1998. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:

                                                                December 31
                                                              ===============
(in thousands)                                                 1999     1998
=============================================================================
Impaired loans with no valuation reserve....................  $1,783   $1,924
Impaired loans with a valuation reserve.....................   6,637    2,779
                                                              ---------------
Total recorded investment in impaired loans.................  $8,420   $4,703
                                                              ===============
Valuation reserve...........................................  $3,387   $1,834

The average recorded investment in impaired loans was $6.2 million, $5.7 million, and $5.5 million for the years ended December 31, 1999, 1998, and 1997 respectively.

NOTE F -- NON-PERFORMING ASSETS
-------------------------------

     A summary of non-performing assets follows:

                                                                 December 31
                                                              =================
(in thousands)                                                 1999      1998
===============================================================================
Non-accrual.................................................  $14,854   $12,997
Foreclosed assets...........................................    3,983     4,107
                                                              -----------------
                                                              $18,837   $17,104
                                                              =================

Cullen/Frost did not have any restructured loans for the years ended December 31, 1999 and 1998, respectively.

     Cullen/Frost recognized interest income on non-accrual loans of approximately $1.1 million, $742 thousand and $594 thousand in 1999, 1998 and 1997, respectively. Had these reduced earning and non-earning loans performed according to their original contract terms, Cullen/Frost would have recognized additional interest income of approximately $1.3 million in 1999 and 1998 and $1.2 million in 1997.

NOTE G -- BANKING PREMISES AND EQUIPMENT
----------------------------------------

     A summary of banking premises and equipment follows:

                                                           December 31
                             =======================================================================
                                            1999                                 1998
                             ----------------------------------   ----------------------------------
                                        ACCUMULATED                          ACCUMULATED
                                        DEPRECIATION     NET                 DEPRECIATION     NET
                                            AND        CARRYING                  AND        CARRYING
(IN THOUSANDS)                 COST     AMORTIZATION    VALUE       COST     AMORTIZATION    VALUE
====================================================================================================
Land.......................  $ 47,125                  $ 47,125   $ 44,528                  $ 44,528
Buildings..................    78,403     $ 31,074       47,329     64,103     $ 22,012       42,091
Furniture and equipment....   115,180       88,485       26,695    104,200       79,730       24,470
Leasehold improvements.....    39,980       22,475       17,505     37,881       19,519       18,362
Construction in progress...     4,330                     4,330      7,839                     7,839
                             -----------------------------------------------------------------------
     Total banking premises
       and equipment.......  $285,018     $142,034     $142,984   $258,551     $121,261     $137,290
                             =======================================================================

NOTE H -- DEPOSITS
------------------

     A summary of deposits outstanding by category follows:

                                                                    December 31
                                                              =======================
(IN THOUSANDS)                                                   1999         1998
=====================================================================================
Demand deposits.............................................  $1,863,260   $1,843,499
Savings and Interest-on-Checking............................     984,438      961,597
Money market deposit accounts...............................   1,635,524    1,493,778
Time accounts of $100,000 or more...........................     649,563      662,923
Time accounts under $100,000................................     585,331      601,198
Other.......................................................     235,716      282,492
                                                              -----------------------
     Total deposits.........................................  $5,953,832   $5,845,487
                                                              =======================

     Foreign deposits totaled $716 million and $673 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999, Cullen/Frost's aggregate amount of maturities of public and private time accounts are as follows:

(in thousands)                                                 Maturities
=========================================================================
2000........................................................   $1,251,844
2001........................................................       78,260
2002........................................................        6,410
2003........................................................        3,206
2004........................................................          745
Subsequent to 2004..........................................          225
                                                               ----------
     Total..................................................   $1,340,690
                                                               ==========

NOTE I -- BORROWED FUNDS
------------------------

     Cullen/Frost has a $7.5 million revolving credit facility with another financial institution. The line of credit bears interest at prime. There were no borrowings outstanding on this line at December 31, 1999 and 1998.

     Cullen/Frost has received advances totaling $23.5 million, and $13.3 million as of December 31, 1999 and 1998, respectively, from the Federal Home Loan Bank (FHLB) included in other liabilities. These advances fall under provisions of a credit facility designed to enable the Corporation to fund long-term loans. The advances mature on October 30, 2000 through July 2, 2018, bear interest at the FHLB's floating rate (average 6.22 percent at December 31, 1999), and are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation, and any Bank funds on deposit with the FHLB.

     Scheduled payments and principal amounts due under terms of the above notes and advances are as follows:

                                                                  FHLB
                                                                Repayment
(in thousands)                                                 Obligations
==========================================================================
2000........................................................     $ 9,818
2001........................................................       5,353
2002........................................................         749
2003........................................................       6,021
2004........................................................         314
Subsequent to 2004..........................................       1,265
                                                               ----------
     Total..................................................     $23,520
                                                               ----------

     The following table represents balances as they relate to securities sold under repurchase agreements:

                                                              Year Ended December 31
                                                              =======================
(IN THOUSANDS)                                                   1999         1998
=====================================================================================
Balance at year end.........................................   $210,909     $209,526
Maximum month-end balance...................................    229,455      209,526
For the year:
  Average daily balance.....................................    194,823      175,699

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

NOTE J -- COMMON STOCK AND EARNINGS PER COMMON SHARE
----------------------------------------------------

     A reconciliation of earnings per share for 1999, 1998 and 1997 follows:

                                                                      December 31
                                                              ===========================
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       1999      1998      1997
=========================================================================================
Numerators for both basic and diluted earnings per share,
  net income................................................  $97,642   $75,645   $72,967
                                                              ===========================
Denominators:
Denominators for basic earnings per share, average
  outstanding common shares.................................   53,368    53,150    52,999
Dilutive effect of stock options............................    1,378     1,529     1,753
                                                              ---------------------------
Denominator for diluted earnings per share..................   54,746    54,679    54,752
                                                              ===========================
Earnings per share:
Basic.......................................................  $  1.83   $  1.42   $  1.38
Diluted.....................................................     1.78      1.38      1.33

NOTE K -- DIVIDENDS
-------------------

     In the ordinary course of business Cullen/Frost is dependent upon dividends from its subsidiary banks to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. The amount of dividends that subsidiary banks may declare is subject to regulations. Without prior regulatory approval, the subsidiary banks had approximately $78.5 million available for the payment of dividends to Cullen/Frost at December 31, 1999.

NOTE L -- CAPITAL
-----------------

     The table below reflects various measures of regulatory capital at year end 1999 and 1998 for Cullen/Frost. As a result of the acquisitions during the first half of 1999, all regulatory capital ratios are down when compared to a year ago.

                                                    DECEMBER 31, 1999      December 31, 1998
                                                   ===================    ===================
(IN THOUSANDS)                                       AMOUNT      RATIO      AMOUNT      RATIO
=============================================================================================
Risk-Based
     Tier 1 Capital..............................  $  519,151    11.04%   $  512,125    12.23%
     Tier 1 Capital Minimum requirement..........     188,131     4.00       167,470     4.00
     Total Capital...............................  $  577,496    12.28%   $  564,477    13.48%
     Total Capital Minimum requirement...........     376,263     8.00       334,940     8.00
     Risk-adjusted assets, net of goodwill.......  $4,703,284             $4,186,744
Leverage ratio...................................                 7.56%                  7.71%
Average equity as a percentage of average
  assets.........................................                 7.60                   7.63

     At December 31, 1999 and 1998, Cullen/Frost's subsidiary banks were considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary banks currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 1999.

     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.

NOTE M -- LEASES AND RENTAL AGREEMENTS
--------------------------------------

     Rental expense for all leases amounted to $14.3 million, $13.9 million and $12.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years. Both leases allow for purchase of the related asset under specific terms. Frost Bank has agreed to repurchase the office tower and related parking garage facility. Closing of the transaction is expected to take place in the second quarter of 2002.

     A summary of the total future minimum rental commitments due under non-cancelable equipment leases and long-term agreements on banking premises, not including the aforementioned commitment after the second quarter of 2002, at December 31, 1999 follows:

                                                                 Total
(in thousands)                                                Commitments
=========================================================================
2000........................................................    $14,911
2001........................................................     15,261
2002........................................................     12,317
2003........................................................      8,365
2004........................................................      6,580
Subsequent to 2004..........................................     24,863
                                                              ----------
     Total future minimum rental commitments................    $82,297
                                                              ==========

     It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

NOTE N -- EMPLOYEE BENEFIT PLANS
--------------------------------

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

     The following table summarizes benefit obligation and plan asset activity for the plans.

(IN THOUSANDS)                                                 1999      1998
===============================================================================
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $65,666   $51,776
  Service cost..............................................    3,987     2,915
  Interest cost.............................................    4,387     3,711
  Plan Amendments...........................................              6,071
  Actuarial (gain) loss.....................................   (7,997)    2,545
  Benefits paid.............................................   (1,450)   (1,352)
                                                              -----------------
  Benefit obligation at end of year.........................  $64,593   $65,666
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............  $47,760   $42,357
  Actual return on plan assets..............................    4,747     6,601
  Employer contributions....................................      237       154
  Benefits paid.............................................   (1,450)   (1,352)
                                                              -----------------
  Fair value of plan assets at end of year..................  $51,294   $47,760

  Funded status of the plan.................................  $13,299   $17,906
  Unrecognized net actuarial gain (loss)....................    1,292    (7,329)
  Unrecognized prior service cost...........................   (8,731)   (9,805)
  Unrecognized net transition asset.........................      390       490
                                                              -----------------
  Accrued benefit cost......................................  $ 6,250   $ 1,262
                                                              =================
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
  Discount rate.............................................     7.50%     6.75%
  Expected return on plan assets............................     9.00      9.00
  Rate of compensation increase.............................     5.00      5.00

     Net pension cost included the following components:

(IN THOUSANDS)                                                 1999      1998      1997
=========================================================================================
Service cost for benefits earned during the year............  $ 3,987   $ 2,915   $ 2,741
Expected return on plan assets, net of expenses.............   (4,245)   (3,765)   (3,000)
Interest cost on projected benefit obligation...............    4,387     3,711     3,319
Net amortization and deferral...............................    1,096       714       742
                                                              ---------------------------
     Net pension cost.......................................  $ 5,225   $ 3,575   $ 3,802
                                                              ===========================

     Cullen/Frost has a supplemental executive retirement plan ("SERP") for certain key executives. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage is 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP are reduced, dollar-for-dollar, by benefits received under the Retirement and Restoration Plans, described above, and any social security benefits.

SAVINGS PLANS --

     Cullen/Frost maintains a 401(k) stock purchase plan (the "401(k) Plan"). The 401(k) Plan permits each participant to make before-tax or after-tax contributions up to 16 percent of eligible compensation. Cullen/Frost makes matching contributions to the 401(k) Plan based on the amount of each participant's contributions up to a maximum of six percent of eligible compensation. Eligible employees must complete 90 days of service to be eligible for enrollment and beginning on January 1, 1999, vest in the Corporation's matching contributions immediately. Cullen/Frost's gross expenses related to the 401(k) Plan were $4.8 million, $2.8 million and $2.3 million for 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, the Corporation utilized forfeitures with a value of $38 thousand, $199 thousand and $308 thousand, respectively, to offset this expense.

     The 1991 Thrift Incentive Stock Purchase Plan ("1991 Stock Purchase Plan") was adopted to offer those employees whose participation in the 401(k) Plan is limited an alternative means of receiving comparable benefits. Cullen/Frost's expenses related to the 1991 Stock Purchase Plan were $123 thousand, $861 thousand and $743 thousand for 1999, 1998 and 1997, respectively.

EXECUTIVE STOCK PLANS --

     Cullen/Frost has four executive stock plans and one outside director stock plan; the 1983 Nonqualified Stock Option Plan ("1983 Plan"), the 1988 Nonqualified Stock Option Plan ("1988 Plan"), the Restricted Stock Plan, the 1992 Stock Plan and the 1997 Outside Directors Stock Plan ("1997 Plan"). The 1992 Stock Plan is an all-inclusive plan, with an aggregate of 8,707,410 shares of common stock authorized for award. The 1992 Stock Plan has replaced all other previously approved executive stock plans.

     The 1992 Stock Plan allows Cullen/Frost to grant restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, or any combination thereof to certain key executives of the Corporation.

     The 1997 Outside Directors Plan allows Cullen/Frost to grant nonqualified stock options to outside directors. The options may be awarded to outside directors in such number, and upon such terms, and at any time and from time to time as determined by the Compensation and Benefits Committee ("Committee"). Each award is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years.

     The following is a summary of option transactions in each of the last three years:

                             1983 Plan                1988 Plan                       1992 Plan
                       ======================   ======================   ===================================
                                     Weighted                 Weighted     Shares                   Weighted
                         Options     Average      Options     Average    Available      Options     Average
                       Outstanding    Price     Outstanding    Price     For Grant    Outstanding    Price
============================================================================================================
Balance, Dec. 31,
 1996................     73,260      $2.42       356,096      $2.60        717,380    2,341,852     $11.28
Authorized...........                                                     2,000,000
Granted..............                                                      (352,000)     352,000      24.10
Exercised............    (20,496)      2.73       (71,430)      2.53                    (191,676)      9.15
Canceled.............                                                        18,760      (18,760)     11.33
                       -------------------------------------------------------------------------------------
Balance, Dec. 31,
 1997................     52,764       2.29       284,666       2.62      2,384,140    2,483,416      13.26
Granted..............                                                      (841,800)     841,800      24.70
Exercised............    (32,492)      2.02       (26,164)      2.21                    (126,070)     10.25
Canceled.............                                                        15,080      (15,080)     26.26
                       -------------------------------------------------------------------------------------
Balance Dec. 31,
 1998................     20,272       2.73       258,502       2.66      1,557,420    3,184,066      16.35
Granted..............                                                    (1,519,000)   1,519,000      24.80
Authorized...........                                                     3,000,000
Exercised............                             (77,578)      2.50                    (187,262)     11.27
Canceled.............                                                        54,000      (54,000)     21.57
                       -------------------------------------------------------------------------------------
Balance Dec. 31,
 1999................     20,272      $2.73       180,924      $2.73      3,092,420    4,461,804     $19.37
                       =====================================================================================
At Dec. 31, 1999
Per Share Price                                                                                 $6.37-$*9.07
 Range...............                 $2.73                    $2.73
                                                                                               $11.44-$15.13**
                                                                                               $24.09-$30.31***
Weighted-Average
 Remaining                                                                                      *  4.2 Years
 Contractual Life....               1.8 Years                1.8 Years
                                                                                                ** 6.5 Years
                                                                                                ***9.2 Years

                                        1997 Plan
                          =====================================
                            Shares                     Weighted
                           Available      Options       Average
                           For Grant    Outstanding      Price
===============================================================
Balance, Dec. 31,
 1996................
Authorized...........        300,000
Granted..............        (36,000)     36,000       $22.56
Exercised............
Canceled.............
                       ----------------------------------------
Balance, Dec. 31,
 1997................        264,000      36,000        22.56
Granted..............        (72,000)     72,000        26.88
Exercised............
Canceled.............
                       ----------------------------------------
Balance Dec. 31,
 1998................        192,000     108,000        25.44
Granted..............        (76,000)     76,000        26.63
Authorized...........
Exercised............
Canceled.............
                       ----------------------------------------
Balance Dec. 31,
 1999................        116,000     184,000       $25.93
                       ========================================
At Dec. 31, 1999
Per Share Price
 Range...............  $22.56-$26.88
Weighted-Average
 Remaining
 Contractual Life....      8.8 Years

  * Includes 807,484 options of which 807,484 are exercisable, both with a weighted-average exercise price of $8.63.

 ** Includes 1,000,920 options of which 602,696 are exercisable, both with a weighted-average exercise price of $13.98.

*** Includes 2,653,400 options of which 257,440 are exercisable, both with a weighted-average exercise price of $24.68.

     There were 2,052,816, 1,702,272 and 1,299,956 options exercisable for 1999, 1998, and 1997 with a weighted-average exercise price of $13.07, $10.69 and $8.33, respectively. The 1999 and 1998 options were awarded having a ten-year life with a three-year cliff vesting period. In general, options awarded prior to 1998 had a ten-year life with a five-year vesting period. These plans which were approved by shareholders were established to enable Cullen/Frost to retain and motivate key employees. A committee of non-participating directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract. Cullen/Frost has common stock reserved for future issuance upon the grant and exercise of options of 8,055,420 shares.

     In accounting for the impact of issuing stock options, Cullen/Frost has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and Related Interpretation as allowed by SFAS No. 123, rather than to follow the recognition requirements of SFAS No. 123, which requires fair value accounting. SFAS No. 123 requires disclosure of proforma net income and earnings per share information assuming that stock options granted in 1997, 1998 and 1999 have been accounted for in accordance with the fair value requirements of SFAS No. 123.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have characteristics which are different from Cullen/Frost's employee stock options. In addition, option valuation models require the input of highly subjective assumptions which can significantly impact the estimated fair value. As such, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee/outside director stock options.

     The following weighted-average assumptions were used for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.87 percent, 4.87 percent and
5.37 percent; dividend yield of 3.00 percent, 2.25 percent and 2.00 percent; volatility factors of the expected market price of Cullen/Frost's common stock of 24 percent, 23 percent and 19 percent; and weighted-average expected lives of the options of 8 years. The weighted-average grant-date fair value of options granted during 1999, 1998 and 1997 was $6.65, $8.36, and $6.59, respectively. For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     Cullen/Frost's proforma information as if compensation expense had been recognized in accordance with SFAS 123 is summarized below:

(IN THOUSANDS EXCEPT FOR EARNINGS PER SHARE AMOUNTS)           1999       1998       1997
===========================================================================================
Proforma net income*........................................  $95,091    $74,345    $72,265
Proforma earnings per common share
     Basic..................................................  $  1.78    $  1.40    $  1.37
     Diluted................................................     1.77       1.40       1.36

* Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its proforma effect is not necessarily indicative of its impact on future years.

     In 1999, restricted stock grants of 50,171 were awarded under the 1992 Stock Plan. Restricted stock grants awarded under the 1992 Stock Plan totaled 83,000 and 117,000 shares for 1998 and 1997, respectively. The weighted-average price for these awards equaled the market price at the date of grant and was $25.12, $24.65, and $24.10 for 1999, 1998 and 1997, respectively. Deferred compensation expense related to the restricted stock was $1.6 million in 1999, $1.5 million in 1998, and $707 thousand in 1997. Restricted shares are generally awarded under a three-year to four-year cliff vesting period. The market value of restricted shares at the date of grant is expensed over the restriction period.

     Cullen/Frost has change-in-control agreements with 18 of its executives. Under seven of these agreements, as revised, each covered person could receive, in the event of a change in control, one-half of his base compensation upon the effectiveness of the change in control, and from one and one-half times up to
2.49 times (depending on the executive) of his average annual W-2 compensation during the previous five years if such person is constructively terminated or discharged for reasons other than cause within two years following the change in control. Under the remaining 11 agreements, each covered person could receive from two times up to 2.99 times (depending on the executive) of his average W-2 compensation during the previous five years if such person is constructively terminated or discharged for reasons other than cause within two years following the change in control. These agreements, other than certain instances of stock appreciation and SERPS, limit payments to avoid being considered "parachute payments" as defined by the Internal Revenue Code. The maximum contingent liability under these agreements approximated $13.6 million at December 31, 1999.

     The Corporation has no material liability for post-retirement or post-employment benefits other than pensions.

NOTE O -- INCOME TAXES
----------------------

     The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the years ended December 31, 1999, 1998, and 1997:

(IN THOUSANDS)                                                 1999      1998      1997
=========================================================================================
Current income tax expense..................................  $57,062   $47,669   $46,236
Deferred income tax benefit.................................   (6,083)   (5,574)   (6,681)
                                                              ---------------------------
Income tax expense as reported..............................  $50,979   $42,095   $39,555
                                                              ===========================

     The following is a reconciliation of the difference between income tax expense as reported and the amount computed by applying the statutory income tax rate to income before income taxes:

                                                                  Year Ended December 31
                                                              ==============================
(IN THOUSANDS)                                                  1999       1998       1997
============================================================================================
Income before income taxes..................................  $148,621   $117,740   $112,522
Statutory rate..............................................        35%        35%        35%
                                                              ------------------------------
Income tax expense at the statutory rate....................    52,017     41,209     39,383
Effect of tax-exempt interest...............................    (2,927)    (1,820)    (1,298)
Amortization of goodwill....................................     1,910      1,410      1,027
Acquisition costs...........................................                  931
Other.......................................................       (21)       365        443
                                                              ------------------------------
Income tax expense as reported..............................  $ 50,979   $ 42,095   $ 39,555
                                                              ==============================
Tax (expense) benefits related to securities transactions...  $     30   $   (126)  $   (174)
                                                              ==============================

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999, and 1998 are presented below:

(IN THOUSANDS)                                                 1999      1998
===============================================================================
Deferred tax assets:
     Allowance for possible loan losses.....................  $20,421   $18,766
     Building modification reserve..........................    1,592     1,592
     Gain on sale of assets.................................    1,064     1,079
     Unrealized loss on securities available for sale.......   21,059
     Retirement plan........................................    2,450       903
     Other..................................................    1,421       698
                                                              -----------------
          Total gross deferred tax assets...................  $48,007   $23,038
Deferred tax liabilities:
     Prepaid expenses.......................................  $  (508)  $  (569)
     Unrealized gain on securities available for sale.......             (4,172)
     Intangible assets......................................   (6,239)   (3,896)
     Bank premises and equipment............................     (323)     (351)
     Other..................................................   (1,144)     (500)
                                                              -----------------
          Total gross deferred tax liabilities..............   (8,214)   (9,488)
                                                              -----------------
          Net deferred tax asset............................  $39,793   $13,550
                                                              =================

     At December 31, 1999 and 1998, no valuation allowance for deferred tax assets was necessary because they were supported by recoverable taxes paid in prior years.

NOTE P -- NON-INTEREST EXPENSE
------------------------------

     Significant components of other non-interest expense for the years ended December 31, 1999, 1998, and 1997 are presented below:

                                                                 Year Ended December 31
                                                              =============================
(IN THOUSANDS)                                                 1999       1998       1997
===========================================================================================
Outside computer service....................................  $ 9,537    $ 9,380    $ 7,936
Other professional expenses.................................    5,867      6,327      5,793
Stationery, printing and supplies...........................    6,676      6,024      5,850
Armored motor service.......................................    4,441      3,946      3,497
Postage and express.........................................    4,154      3,830      3,558
Other.......................................................   47,666     46,337     38,880
                                                              -----------------------------
     Total..................................................  $78,341    $75,844    $65,514
                                                              =============================

NOTE Q -- CASH FLOW DATA
------------------------

     For purposes of reporting cash flow, cash and cash equivalents include the following:

                                                                       December 31
                                                             ================================
(IN THOUSANDS)                                                 1999        1998        1997
=============================================================================================
Cash and due from banks....................................  $760,612    $684,941    $637,613
Time deposits..............................................     6,546
Federal funds sold and securities purchased under resale
  agreements...............................................    34,950     102,900     190,000
                                                             --------------------------------
     Total.................................................  $802,108    $787,841    $827,613
                                                             ================================

     Generally, Federal funds are sold for one-day periods and securities purchased under resale agreements are held for less than thirty-five days.

     Supplemental cash flow information is as follows:

                                                                  Year Ended December 31
                                                             ================================
(IN THOUSANDS)                                                 1999        1998        1997
=============================================================================================
Cash paid:
     Interest..............................................  $147,036    $164,150    $144,512
     Income Taxes..........................................    57,549      45,968      39,391
Non-cash items:
     Loans originated to facilitate the sale of foreclosed
       assets..............................................       278         269       1,690
     Loan foreclosures.....................................     2,766       1,995       4,240

NOTE R -- FAIR VALUES OF FINANCIAL INSTRUMENTS
----------------------------------------------

     Fair Values of Financial Instruments -- SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. This disclosure does not and is not intended to represent the fair value of Cullen/Frost.

     The following methods and assumptions were used by Cullen/Frost in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheet, for cash and due from banks, including time deposits, and Federal funds sold and securities purchased under resale agreements, approximates their fair value.

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

     Loan commitments, standby and commercial letters of credit: Cullen/Frost's lending commitments have variable interest rates and "escape" clauses if the customer's credit quality deteriorates. Therefore the amounts committed approximate fair value.

     Guaranteed preferred beneficial interest in the Corporation's junior subordinated deferrable interest debentures: The fair value of the Trust Preferred Capital Securities is estimated based on the quoted market prices of the instruments.

     Interest rate swaps: The estimated fair value of the existing agreements are based on quoted market prices.

     The estimated fair values of Cullen/Frost's financial instruments are as follows:

                                                                  December 31
                                               =================================================
                                                        1999                      1998
                                               -----------------------   -----------------------
                                                            ESTIMATED                 Estimated
                                                CARRYING       FAIR       CARRYING       FAIR
               (IN THOUSANDS)                    AMOUNT       VALUE        AMOUNT       VALUE
================================================================================================
Financial assets:
     Cash and cash equivalents...............  $  802,108   $  802,108   $  787,841   $  787,841
     Securities..............................   1,629,911    1,630,493    2,091,703    2,093,946
     Loans...................................   4,166,728    4,153,626    3,646,603    3,678,077
     Allowance for loan losses...............     (58,345)                  (53,616)
                                               -------------------------------------------------
          Net loans..........................   4,108,383    4,153,626    3,592,987    3,678,077
Financial liabilities:
     Deposits................................   5,953,832    5,792,352    5,845,487    5,845,859
     Short-term borrowings...................     356,979      356,979      305,564      305,564
     Guaranteed preferred beneficial interest
       in the Corporation's junior
       subordinated deferrable interest
       debentures, net.......................      98,513       94,230       98,458      108,340
Off-balance sheet instruments:
     Interest rate swaps.....................                      211                    (2,505)

NOTE S -- DERIVATIVE FINANCIAL INSTRUMENTS
------------------------------------------

     Cullen/Frost uses off-balance sheet interest rate swaps to hedge its interest rate risk. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match its view of the interest rate sensitivity of the Corporation's funding sources. Cullen/Frost had 30 interest rate swaps at December 31, 1999 compared to 22 interest rate swaps at December 31, 1998. In 1999, each swap was a hedge against a specific commercial fixed-rate loan or against a specific pool of commercial floating-rate loans, with a notional amount of $259 million. In 1998 each swap was a hedge against a specific commercial fixed-rate loan or against a specific pool of consumer fixed-rate loans with a notional amount of $75 million. For 1999 and 1998, in each case, the amortization of the interest rate swap effectively matched the expected amortization of the underlying loan or pool of loans with lives ranging from approximately one and one-half to ten years. These interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material in 1999 or 1998. In the third quarter of 1998, Cullen/Frost terminated interest rate swaps hedging fixed rate consumer loans. Cullen/Frost is amortizing the loss on the transaction of $1.9 million over the remaining term of the interest swaps ending in the second quarter of 2002. During 1998, Cullen/Frost terminated all three of its interest rate floor agreements with a notional amount totaling $500 million and an original term of three years. These interest rate floors were purchased in 1997 for the purpose of hedging floating interest rate exposure in commercial loan accounts in an environment of falling interest rates. Cullen/Frost is amortizing the gain on the transaction of $2.8 million over the remaining term of the interest rate floors.

     Cullen/Frost's credit exposure on interest rate swaps/floors is limited to Cullen/Frost's net favorable value and interest payments of all swaps/floors to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps/floors exceeds a nominal amount considered to be immaterial. At December 31, 1999, the Corporation's credit exposure relating to interest rate swaps/floors was immaterial. The fair value and related carrying amounts of the interest rate swaps can be found in Note R on page 58.

     Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 1999, 1998 and 1997, is summarized as follows:

                                                             Amortizing
                                                            Interest Rate    Interest Rate       Total
(in millions)                                                   Swaps           Floors        Derivatives
=========================================================================================================
Balance, January 1, 1997..................................      $ 251                            $ 251
     Additions............................................        125            $ 500             625
     Amortization and maturities..........................        (89)                             (89)
     Terminations.........................................        (20)                             (20)
                                                              ----------------------------------------
Balance, December 31, 1997................................        267              500             767
     Additions............................................         19                               19
     Amortization and maturities..........................        (55)                             (55)
     Terminations.........................................       (156)            (500)           (656)
                                                              ----------------------------------------
Balance, December 31, 1998................................         75               --              75
     Additions............................................        239                              239
     Amortization and maturities..........................        (54)                             (54)
     Terminations.........................................         (1)                              (1)
                                                              ----------------------------------------
Balance, December 31, 1999................................      $ 259            $  --           $ 259
                                                              ========================================

NOTE T -- CONTINGENCIES
-----------------------

     Certain subsidiaries of Cullen/Frost are defendants in various matters of litigation which have arisen in the normal course of conducting a commercial banking business. In the opinion of management, the disposition of such pending litigation will not have a material effect on Cullen/Frost's consolidated financial position.

NOTE U -- SUBSEQUENT EVENTS (UNAUDITED)
---------------------------------------

PENDING ACQUISITION

     On January 27, 2000 Frost Insurance Agency, a subsidiary of The Frost National Bank signed a letter of intent to acquire Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock"), a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2000. The purchase method of accounting will be used to record the transaction.

PENDING MERGER

     On February 17, 2000, Cullen/Frost announced that United States National Bank of Galveston, member bank of Cullen/Frost since 1982, will merge its charter into Frost National Bank. United States National Bank's two branches in Galveston will be converted to Frost Bank branches. It is expected that the merger will be effective in the second quarter of 2000.

NOTE V -- OPERATING SEGMENTS
----------------------------

     The Corporation has two reportable operating segments: Banking and the Financial Management Group. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct and indirect lending, mortgage lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management, insurance, and brokerage services. These business units were identified through the products and services that are offered within each unit.

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

                                                             Financial
                                                             Management               Consolidated
(in thousands)                                    Banking      Group      Non-Banks      Total
==================================================================================================
1999
NET INTEREST INCOME (EXPENSE)...................  $297,636    $ 8,077     $ (8,735)     $296,978
PROVISION FOR LOAN LOSSES.......................    12,426          1                     12,427
NON-INTEREST INCOME.............................   102,071     53,808        1,206       157,085
NON-INTEREST EXPENSE............................   243,547     38,404       11,064       293,015
                                                  ------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES...............   143,734     23,480      (18,593)      148,621
INCOME TAX EXPENSE (CREDIT).....................    50,307      8,218       (7,546)       50,979
                                                  ------------------------------------------------
NET INCOME (LOSS)...............................  $ 93,427    $15,262     $(11,047)     $ 97,642
                                                  ================================================
AVERAGE ASSETS (IN MILLIONS)....................  $  6,841    $    34     $    N/M      $  6,875
==================================================================================================
1998
Net interest income (expense)...................  $270,261    $ 6,456     $ (8,744)     $267,973
Provision for loan losses.......................    10,337         56                     10,393
Non-interest income.............................    84,820     53,162          684       138,666
Non-interest expense............................   223,473     37,282        5,507       266,262
                                                  ------------------------------------------------
Earnings (loss) before income taxes.............   121,271     22,280      (13,567)      129,984*
Income tax expense (credit).....................    42,445      7,783       (5,400)       44,828
                                                  ------------------------------------------------
Operating earnings (loss).......................  $ 78,826    $14,497     $ (8,167)     $ 85,156*
                                                  ================================================
Average assets (in millions)....................  $  6,413    $    31     $    N/M      $  6,418
==================================================================================================
1997
Net interest income (expense)...................  $236,998    $ 6,100     $ (7,963)     $235,135
Provision for loan losses.......................     9,169          5                      9,174
Non-interest income.............................    73,136     48,220          346       121,702
Non-interest expense............................   195,870     34,507        4,764       235,141
                                                  ------------------------------------------------
Income (loss) before income taxes...............   105,095     19,808      (12,381)      112,522
Income tax expense (credit).....................    36,783      6,930       (4,158)       39,555
                                                  ------------------------------------------------
Net income (loss)...............................  $ 68,312    $12,878     $ (8,223)     $ 72,967
                                                  ================================================
Average assets (in millions)....................  $  5,654    $    24     $    N/M      $  5,688
==================================================================================================

* Excludes the after-tax impact of the $12.2 million Overton merger related charge. See discussion on page 15.

NOTE W -- CONDENSED PARENT CORPORATION FINANCIAL STATEMENTS
-----------------------------------------------------------

     Condensed financial information of the Parent Corporation as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 follows:

                                                                Year Ended December 31
                                                              ===========================
STATEMENT OF OPERATIONS (IN THOUSANDS)                         1999      1998      1997
=========================================================================================
INCOME:
    Dividends from second tier bank holding company
     subsidiary.............................................  $81,444   $91,673   $23,514
    Interest and other......................................    3,851     2,943     5,075
                                                              ---------------------------
        TOTAL INCOME........................................   85,295    94,616    28,589
EXPENSES:
    Salaries and employee benefits..........................    4,645     6,698     3,350
    Interest expense........................................    8,735     8,761     7,962
    Other...................................................    1,534     6,635     1,414
                                                              ---------------------------
        TOTAL EXPENSES......................................   14,914    22,094    12,726
                                                              ---------------------------
        INCOME BEFORE INCOME TAX CREDITS AND EQUITY IN
        UNDISTRIBUTED NET INCOME OF SUBSIDIARIES............   70,381    72,522    15,863
Income tax credits..........................................    4,394     4,812     2,326
Equity in undistributed net income of subsidiaries..........   22,867    (1,689)   54,778
                                                              ---------------------------
        NET INCOME..........................................  $97,642   $75,645   $72,967
                                                              ===========================

                                                                  December 31
                                                              ===================
BALANCE SHEETS (IN THOUSANDS)                                   1999       1998
=================================================================================
ASSETS
Cash........................................................  $    421   $    304
Securities purchased under resale agreements................    71,330    100,830
Loans to non-bank subsidiaries..............................                   52
Investment in second tier bank holding company subsidiary...   553,655    527,124
Other.......................................................     3,275      2,370
                                                              -------------------
        TOTAL ASSETS........................................  $628,681   $630,680
                                                              ===================
LIABILITIES
Other.......................................................  $ 17,764   $ 16,210
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable interest
  debentures................................................   101,606    101,551
                                                              -------------------
        TOTAL LIABILITIES...................................   119,370    117,761
SHAREHOLDERS' EQUITY........................................   509,311    512,919
                                                              -------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........  $628,681   $630,680
                                                              ===================

                                                                  Year Ended December 31
                                                              ===============================
STATEMENTS OF CASH FLOWS (IN THOUSANDS)                         1999        1998       1997
=============================================================================================
OPERATING ACTIVITIES
Net income..................................................  $  97,642   $ 75,645   $ 72,967
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net income of subsidiaries..............................   (104,311)   (89,984)   (78,292)
    Dividends from subsidiaries.............................     81,444     91,673     23,514
    Net change in other liabilities and assets..............      1,328      5,557      1,523
                                                              -------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........     76,103     82,891     19,712
INVESTING ACTIVITIES
Capital contributions to subsidiaries.......................    (50,521)              (88,211)
Decrease in loans...........................................         52                   160
                                                              -------------------------------
        NET CASH USED BY INVESTING ACTIVITIES...............    (50,469)              (88,051)
FINANCING ACTIVITIES
Proceeds from issuance of guaranteed preferred beneficial
  interest in the Corporation's junior subordinated
  deferrable interest debentures............................                          101,446
Purchase of treasury stock..................................    (24,318)    (3,495)   (17,834)
Net proceeds from issuance of common stock..................      5,314      7,983      3,735
Cash dividends..............................................    (36,013)   (30,476)   (22,256)
                                                              -------------------------------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES....    (55,017)   (25,988)    65,091
                                                              -------------------------------
        (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....    (29,383)    56,903     (3,248)
Cash and cash equivalents at beginning of year..............    101,134     44,231     47,479
                                                              -------------------------------
        CASH AND CASH EQUIVALENTS AT END OF YEAR............  $  71,751   $101,134   $ 44,231
                                                              ===============================

Report of Ernst & Young LLP
Independent Auditors

SHAREHOLDERS AND BOARD OF DIRECTORS
CULLEN/FROST BANKERS, INC.

     We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. and Subsidiaries (Cullen/Frost or Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Cullen/Frost and Overton Bancshares, Inc. and Subsidiaries (Overton) on May 29, 1998, which has been accounted for using the pooling of interests method as described in Note B to the consolidated financial statements. We did not audit the consolidated financial statements of Overton for the year ended December 31, 1997, which statements reflect net interest income of 16 percent in 1997 of the related Cullen/Frost's consolidated totals. Those Overton statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Overton, is based solely on the report of other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 4, 2000

CONSOLIDATED AVERAGE BALANCE SHEETS
(dollars in thousands -- taxable-equivalent basis)

     The following unaudited schedule is presented for additional information and analysis.

                                                                           Year Ended December 31
                                                                    1999                             1998
                                                       ------------------------------   ------------------------------
                                                                    INTEREST                         Interest
                                                        AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                        BALANCE     EXPENSE     COST     BALANCE     EXPENSE     COST
======================================================================================================================
ASSETS:
Time deposits........................................  $    3,103   $    164    5.27%
Securities:
    U.S. Treasury....................................     176,718      8,976    5.08    $  262,098   $ 14,339    5.47%
    U.S. Government agencies and corporations........   1,478,519     95,491    6.46     1,557,489     99,971    6.42
    States and political subdivisions:
        Tax-exempt...................................     141,224     10,377    7.35        66,278      4,963    7.49
        Taxable......................................       3,585        229    6.38         2,229        138    6.19
    Other............................................      38,803      2,203    5.68        42,025      2,579    6.14
                                                       ----------   --------            ----------   --------
            Total securities.........................   1,838,849    117,276    6.38     1,930,119    121,990    6.32
Federal funds sold and securities purchased under
  resale agreements..................................      81,363      4,245    5.22       127,273      7,111    5.59
Loans, net of unearned discount......................   3,934,406    330,397    8.40     3,437,510    301,789    8.78
                                                       ----------   --------            ----------   --------
    TOTAL EARNING ASSETS AND AVERAGE RATE EARNED.....   5,857,721    452,082    7.72     5,494,902    430,890    7.84
Cash and due from banks..............................     619,917                          577,489
Allowance for possible loan losses...................     (57,481)                         (51,230)
Banking premises and equipment.......................     141,453                          135,577
Accrued interest and other assets....................     313,826                          260,831
                                                       ----------                       ----------
    TOTAL ASSETS.....................................  $6,875,436                       $6,417,569
                                                       ==========                       ==========
LIABILITIES:
Demand deposits:
    Commercial and individual........................  $1,533,160                       $1,387,824
    Correspondent banks..............................     221,530                          195,555
    Public funds.....................................      37,567                           43,507
                                                       ----------                       ----------
        Total demand deposits........................   1,792,257                        1,626,886
Time deposits:
    Savings and Interest-on-Checking.................     948,487      6,557    0.69       901,960     10,958    1.21
    Money market deposit accounts....................   1,636,915     60,478    3.69     1,387,994     54,326    3.91
    Time accounts....................................   1,250,340     53,815    4.30     1,286,036     63,621    4.95
    Public funds.....................................     220,845      7,969    3.61       251,570      9,378    3.73
                                                       ----------   --------            ----------   --------
            Total time deposits......................   4,056,587    128,819    3.18     3,827,560    138,283    3.61
                                                       ----------                       ----------
            Total deposits...........................   5,848,844                        5,454,446
Federal funds purchased and securities sold under
  repurchase agreements..............................     285,470     12,500    4.38       252,977     11,606    4.59
Guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable
  interest debentures, net...........................      98,485      8,475    8.61        98,429      8,475    8.61
Long-term notes payable..............................       1,793        103    5.74
Other borrowings.....................................      12,186        705    5.79        30,666      1,754    5.72
                                                       ----------   --------            ----------   --------
    TOTAL INTEREST-BEARING FUNDS AND AVERAGE RATE
      PAID...........................................   4,454,521    150,602    3.38     4,209,632    160,118    3.80
                                                                    --------    ----                 --------    ----
Accrued interest and other liabilities...............     105,888                           91,093
                                                       ----------                       ----------
    TOTAL LIABILITIES................................   6,352,666                        5,927,611
SHAREHOLDERS' EQUITY.................................     522,770                          489,958
                                                       ----------                       ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......  $6,875,436                       $6,417,569
                                                       ==========                       ==========
Net interest income..................................               $301,480                         $270,772
                                                                    ========                         ========
Net interest spread..................................                           4.34%                            4.04%
                                                                                ====                             ====
Net interest income to total average earning
  assets.............................................                           5.15%                            4.93%
                                                                                ====                             ====

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

                                                     Year Ended December 31
=================================================================================================================================
             1997                             1996                             1995                             1994
------------------------------   ------------------------------   ------------------------------   ------------------------------
             Interest                         Interest                         Interest                         Interest
 Average     Income/    Yield/    Average     Income/    Yield/    Average     Income/    Yield/    Average     Income/    Yield/
 Balance     Expense     Cost     Balance     Expense     Cost     Balance     Expense     Cost     Balance     Expense     Cost
=================================================================================================================================
$  301,133   $ 16,596    5.51%   $  282,692   $ 15,049    5.32%   $  238,968   $ 14,142    5.92%   $  362,881   $ 16,616    4.58%
 1,374,202     90,688    6.60     1,439,744     95,838    6.66     1,447,288     93,373    6.45     1,438,632     85,507    5.94
    36,888      2,850    7.73        29,863      2,340    7.84        27,128      2,211    8.15        20,555      1,729    8.41
     3,185        239    7.50         1,783        118    6.62           605         39    6.45           320         20    6.25
    11,317        686    6.06         6,723        389    5.79         9,314        593    6.37        30,908      1,711    5.54
----------   --------            ----------   --------            ----------   --------            ----------   --------
 1,726,725    111,059    6.43     1,760,805    113,734    6.46     1,723,303    110,358    6.40     1,853,296    105,583    5.70
   228,245     12,423    5.44       143,401      7,476    5.21       121,122      6,957    5.74       109,563      4,217    3.85
 2,917,371    262,569    9.00     2,445,777    220,417    9.01     1,971,681    181,597    9.21     1,552,249    126,039    8.12
----------   --------            ----------   --------            ----------   --------            ----------   --------
 4,872,341    386,051    7.92     4,349,983    341,627    7.85     3,816,106    298,912    7.83     3,515,108    235,839    6.71
   527,924                          508,934                          400,270                          358,927
   (44,837)                         (39,814)                         (31,969)                         (29,214)
   124,629                          117,352                          102,920                           99,518
   207,520                          177,040                          156,229                          144,359
----------                       ----------                       ----------                       ----------
$5,687,577                       $5,113,495                       $4,443,556                       $4,088,698
==========                       ==========                       ==========                       ==========
$1,143,828                       $  979,757                       $  814,169                       $  773,912
   192,231                          199,983                          131,295                          124,416
    44,183                           45,200                           42,033                           40,293
----------                       ----------                       ----------                       ----------
 1,380,242                        1,224,940                          987,497                          938,621
   818,216     10,764    1.32       741,102     10,176    1.37       741,003     13,195    1.78       880,969     15,923    1.81
 1,195,773     48,816    4.08     1,053,819     40,208    3.82       801,081     29,631    3.70       638,277     18,294    2.87
 1,205,261     59,867    4.97     1,145,194     56,110    4.90     1,057,100     52,509    4.97       939,493     32,273    3.44
   269,027     11,693    4.35       245,266     10,685    4.36       125,971      5,450    4.33        92,092      2,705    2.94
----------   --------            ----------   --------            ----------   --------            ----------   --------
 3,488,277    131,140    3.76     3,185,381    117,179    3.68     2,725,155    100,785    3.70     2,550,831     69,195    2.71
----------                       ----------                       ----------                       ----------
 4,868,519                        4,410,321                        3,712,652                        3,489,452
   189,468      8,739    4.61       204,515      9,761    4.77       290,636     15,150    5.21       220,367      8,177    3.71
    88,745      7,652    8.62
    25,794      1,434    5.56        19,389      1,019    5.26        12,514        733    5.86
----------   --------            ----------   --------            ----------   --------            ----------   --------
 3,792,284    148,965    3.93     3,409,285    127,959    3.75     3,028,305    116,668    3.85     2,771,198     77,372    2.79
             --------    ----                 --------    ----                 --------    ----                 --------    ----
    69,601                           76,583                           67,940                           61,579
----------                       ----------                       ----------                       ----------
 5,242,127                        4,710,808                        4,083,742                        3,771,398
   445,450                          402,687                          359,814                          317,300
----------                       ----------                       ----------                       ----------
$5,687,577                       $5,113,495                       $4,443,556                       $4,088,698
==========                       ==========                       ==========                       ==========
             $237,086                         $213,668                         $182,244                         $158,467
             ========                         ========                         ========                         ========
                         3.99%                            4.10%                            3.98%                            3.92%
                         ====                             ====                             ====                             ====
                         4.87%                            4.91%                            4.78%                            4.51%
                         ====                             ====                             ====                             ====

FINANCIAL STATISTICS
(dollars in thousands)

     The following unaudited schedules and statistics are presented for additional information and analysis.

RATE/VOLUME ANALYSIS
--------------------

                                                   1999/1998                           1998/1997
                                       =================================   =================================
                                       INCREASE (DECREASE)                 Increase (Decrease)
                                         DUE TO CHANGE IN       TOTAL        Due to Change in       Total
                                       --------------------     OR NET     --------------------     or Net
                                        AVERAGE    AVERAGE     INCREASE    AVERAGE     AVERAGE     INCREASE
                                         RATE      BALANCE    (DECREASE)     RATE      BALANCE    (DECREASE)
============================================================================================================
Changes in interest earned on:
  Time deposits......................              $   164     $   164
  Securities:
     U.S. Treasury...................  $   (966)    (4,397)     (5,363)    $  (121)   $ (2,136)    $ (2,257)
     U.S. Government agencies and
       corporations..................       617     (5,097)     (4,480)     (2,538)     11,821        9,283
     States and political
       subdivisions
       Tax-exempt....................       (95)     5,509       5,414         (90)      2,203        2,113
       Taxable.......................         4         87          91         (64)        (37)        (101)
     Other...........................      (186)      (190)       (376)          9       1,884        1,893
  Federal funds sold.................      (444)    (2,422)     (2,866)        321      (5,633)      (5,312)
  Loans..............................   (13,558)    42,166      28,608      (6,584)     45,804       39,220
                                       ---------------------------------------------------------------------
          Total......................   (14,628)    35,820      21,192      (9,067)     53,906       44,839
Changes in interest paid on:
  Savings, Interest-on-Checking......     4,940       (539)      4,401         859      (1,053)        (194)
  Money market deposits accounts.....     3,175     (9,327)     (6,152)      2,080      (7,590)      (5,510)
  Time accounts and public funds.....     8,374      2,841      11,215       1,833      (3,272)      (1,439)
  Federal funds purchased and
     securities sold under repurchase
     agreements......................       546     (1,440)       (894)         47      (2,914)      (2,867)
  Long-term notes payable and other
     borrowings......................       (16)       962         946         (31)     (1,112)      (1,143)
                                       ---------------------------------------------------------------------
          Total......................    17,019     (7,503)      9,516       4,788     (15,941)     (11,153)
                                       ---------------------------------------------------------------------
Changes in net interest income.......  $  2,391    $28,317     $30,708     $(4,279)   $ 37,965     $ 33,686
                                       =====================================================================

The allocation of the rate/volume variance has been made on a pro-rata basis assuming absolute values. The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate.

LOAN MATURITY AND SENSITIVITY
-----------------------------

                                                               DECEMBER 31, 1999
                                                ================================================
                                                  DUE IN     AFTER ONE,     AFTER
                                                 ONE YEAR    BUT WITHIN      FIVE
                                                 OR LESS     FIVE YEARS     YEARS       TOTAL
================================================================================================
Real estate construction and land loans.......  $  287,315   $  142,973    $ 78,037   $  508,325
Other real estate loans.......................      90,202      285,550     446,153      821,905
All other loans...............................     887,501      572,652     191,718    1,651,871
                                                ------------------------------------------------
     Total....................................  $1,265,018   $1,001,175    $715,908   $2,982,101
                                                ================================================
Loans with fixed interest rates...............  $  386,489   $  346,406    $397,458   $1,130,353
Loans with floating interest rates............     878,529      654,769     318,450    1,851,748
                                                ------------------------------------------------
     Total....................................  $1,265,018   $1,001,175    $715,908   $2,982,101
                                                ================================================

Loans for 1-4 family housing totaling $650 million and consumer loans totaling $541 million and unearned income of $6 million are not included in the amounts in the table.

MATURITY DISTRIBUTION AND SECURITIES PORTFOLIO YIELDS
-----------------------------------------------------

                                                              December 31, 1999
                            ======================================================================================
                                                                   Maturity
                            --------------------------------------------------------------------------------------
                               Within 1 Year           1-5 Years            5-10 Years          After 10 Years
                            -------------------   -------------------   ------------------   ---------------------
                                       Weighted              Weighted             Weighted                Weighted
                                       Average               Average              Average                 Average
(in thousands)               Amount     Yield      Amount     Yield     Amount     Yield       Amount      Yield
==================================================================================================================
Held to maturity:
U.S. Government agencies
  and corporations........                                              $10,011     8.31%    $   72,402     9.91%
States and political
  subdivisions............                        $    920     7.42%      1,662    10.00
Other.....................  $     25     7.64%          25     7.00
                            --------------------------------------------------------------------------------------
    Total securities held
      to maturity.........  $     25     7.64%    $    945     4.88%    $11,673     8.05%    $   72,402     9.91%
                            ======================================================================================
Available for sale:
U.S. Treasury.............  $113,331     5.31%    $  4,799     5.51%
U.S. Government agencies
  and corporations........    48,944     6.83      117,710     6.53     $16,091     6.33%    $1,059,282     6.52%
States and political
  subdivisions............     4,154     7.88       29,828     7.62      43,461     6.98         73,293     6.83
Other.....................                                                                       33,972     5.83
                            --------------------------------------------------------------------------------------
    Total securities
      available for
      sale................  $166,429     5.75%    $152,337     6.19%    $59,552     5.02%    $1,166,547     6.37%
                            ======================================================================================

                              December 31, 1999
                            =====================
                                  Maturity
                            ---------------------
                            Total Carrying Amount
                            ---------------------
                                         Weighted
                                         Average
(in thousands)                Amount      Yield
=================================================
Held to maturity:
U.S. Government agencies
  and corporations........  $   82,413     9.72%
States and political
  subdivisions............       2,582     9.08
Other.....................          50     7.32
                            ---------------------
    Total securities held
      to maturity.........  $   85,045*    9.60%
                            =====================
Available for sale:
U.S. Treasury.............  $  118,130     5.31%
U.S. Government agencies
  and corporations........   1,242,027     6.53
States and political
  subdivisions............     150,736     7.06
Other.....................      33,972     5.83
                            ---------------------
    Total securities
      available for
      sale................  $1,544,865*    6.23%
                            =====================

Weighted average yields have been computed on a fully taxable-equivalent basis assuming a tax rate of 35%.

* Included in the totals are mortgage-backed securities and collateralized mortgage obligations of $1.3 billion which are included in maturity categories based on their stated maturity date.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------

                                                   THREE MONTHS ENDED 1999                     Three Months Ended 1998
                                          =========================================   =========================================
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   MAR 31    JUNE 30    SEPT 30     DEC 31    MAR 31*    JUNE 30    SEPT 30     DEC 31
===============================================================================================================================
Interest income....................       $109,167   $109,063   $112,466   $116,884   $104,072   $106,240   $107,920   $109,859
Interest expense...................         37,727     36,156     37,297     39,422     40,014     40,018     40,250     39,836
Net interest income................         71,440     72,907     75,169     77,462     64,058     66,222     67,670     70,023
Provision for possible loan losses...        3,000      2,975      2,976      3,476      2,579      2,600      2,555      2,659
(Loss)gain on securities transactions...       (68)                             (18)        73         71         67        148
Non-interest income**..............         38,361     38,195     39,663     40,866     33,462     35,004     36,009     34,191
Non-interest expense***............         70,076     71,480     74,555     76,904     64,853     79,028     67,398     67,227
Income before income taxes.........         36,725     36,647     37,301     37,948     30,088     19,598     33,726     34,328
Income taxes.......................         12,430     12,559     12,928     13,062     10,675      8,142     11,728     11,550
Net income.........................         24,295     24,088     24,373     24,886     19,413     11,456     21,998     22,778
Net income per diluted common share...         .44        .44        .45        .46        .35        .21        .40        .42

  * All financial information has been restated for the merger with Overton Bancshares, Inc. accounted for as a pooling-of-interests.

 **  Includes (loss) gain on securities transactions.

*** Includes a merger related charge of $12.2 million associated with the second quarter 1998 merger with Overton Bancshares, Inc. Without the merger related charge after-tax operating earnings per diluted common share for the second quarter of 1998 were $.38.

CULLEN/FROST BANKERS, INC. AND SUBSIDIARIES

BANK SUBSIDIARIES
(in thousands)

===================================================================================================
                                                                       DECEMBER 31, 1999
                                                              ------------------------------------
                                                                TOTAL        TOTAL        TOTAL
                                                                ASSETS       LOANS       DEPOSITS
                                                              ====================================
Frost National Bank.........................................  $6,868,318   $4,103,284   $5,832,133
    San Antonio, Austin, Boerne/Fair Oaks, Corpus Christi,
      Dallas, Fort Worth, Houston, McAllen, New Braunfels,
      San Marcos
    Main Office:
    P. O. Box 1600, 100 West Houston Street
    San Antonio, Texas 78296 (210)220-4011
United States National Bank.................................     133,534       63,200      122,882
    P. O. Box 179, 2201 Market Street
    Galveston, Texas 77553 (409)763-1151

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 31, 2000.

     The additional information regarding executive officers called for by Item 10 is included in Part I, Item 1 of this document under the heading "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information called for by Item 11 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information called for by Item 12 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information called for by Item 13 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K:
           1. Financial Statements -- Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
           2.  The Financial Statement Schedules are omitted, as the required information is included as a part of this Annual Report.
           3.  Exhibits -- The following exhibits are filed as a part of this
               Annual Report on Form 10-K:

        EXHIBIT
         NUMBER
        -------
            3.1          -- Articles of Incorporation, of Cullen/Frost Bankers, Inc.
                            as amended (10)
            3.2          -- Amended By-Laws of Cullen/Frost Bankers, Inc. (8)
            4.1          -- Shareholder Protection Rights Agreement dated as of
                            February 1, 1999 between Cullen/Frost Bankers, Inc. and
                            The Frost National Bank, as Rights Agent (12)
           10.1          -- Restoration of Retirement Income Plan for Participants in
                            the Retirement Plan for Employees of Cullen/Frost
                            Bankers, Inc. and its Affiliates (as amended and
                            restated) (11)*
           10.2          -- 1983 Non-qualified Stock Option Plan, as amended (1)
           10.3          -- Form of Revised Change-In-Control Agreements with four
                            Executive Officers (3)*
           10.4          -- 1988 Non-qualified Stock Option Plan (2)*
           10.5          -- The 401(k) Stock Purchase Plan for employees of
                            Cullen/Frost Bankers, Inc. and its Affiliates (4)*
           10.6          -- 1991 Thrift Incentive Stock Purchase Plan for Employees
                            of Cullen/Frost Bankers, Inc. and its Affiliates (5)*
           10.7          -- Cullen/Frost Bankers, Inc. Restricted Stock Plan (6)*
           10.8          -- Cullen/Frost Bankers, Inc. Supplemental Executive
                            Retirement Plan (7)*
           10.9          -- Form of Revised Change-In-Control Agreements with one
                            Executive Officer (7)*
           10.10         -- Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (9)
           10.11         -- Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended
                            (9)
           19.1          -- Annual Report on Form 11-K for the Year Ended December
                            31, 1999, for the 1991 Thrift Incentive Stock Purchase
                            Plan (filed pursuant to Rule 15d-21 of the Securities and
                            Exchange Act of 1934)(13)
           19.2          -- Annual Report on Form 11-K for the Year Ended December
                            31, 1999, for the 401(k) Stock Purchase Plan (filed
                            pursuant to Rule 15d-21 of the Securities and Exchange
                            Act of 1934)(13)
           21            -- Subsidiaries of Cullen/Frost Bankers, Inc.
           23.1          -- Consent of Independent Auditors
           23.2          -- Consent of PricewaterhouseCoopers LLP Independent
                            Auditors for Overton Bancshares, Inc.
           24            -- Power of Attorney
           27            -- Financial Date Schedule (EDGAR Version)
           99            -- Report of PricewaterhouseCoopers LLP on Overton
                            Bancshares, Inc. financial statements as of December 31,
                            1997 and for each of the years in the two year period
                            ended December 31, 1997.

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     (b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 1999.

---------------

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

(10) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form 8-A12B/A filed on August 31, 1998 (File No. 0-7275)

(11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual report on Form 10-K for the Year Ended December 31, 1998 (File No. 0-7275)

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

Date: March 30, 2000                        CULLEN/FROST BANKERS, INC.
                                            (Registrant)

                                            By:    /s/ PHILLIP D. GREEN
                                              ----------------------------------
                                                       PHILLIP D. GREEN
                                               SENIOR EXECUTIVE VICE PRESIDENT
                                                              AND
                                                   CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 30, 2000.

                     SIGNATURES                                      TITLE                   DATE
                     ----------                                      -----                   ----

                     T.C. FROST*                         Senior Chairman of the Board
-----------------------------------------------------            and Director
                     T.C. FROST

               RICHARD W. EVANS, JR.*                      Chairman of the Board and
-----------------------------------------------------    Director (Principal Executive
                RICHARD W. EVANS, JR.                              Officer)

                 R. DENNY ALEXANDER*                               Director
-----------------------------------------------------
                 R. DENNY ALEXANDER

                 ISAAC ARNOLD, JR.*                                Director
-----------------------------------------------------
                  ISAAC ARNOLD, JR.

                 ROYCE S. CALDWELL*                                Director
-----------------------------------------------------
                  ROYCE S. CALDWELL

                 RUBEN R. CARDENAS*                                Director
-----------------------------------------------------
                  RUBEN R. CARDENAS

                   HENRY E. CATTO*                                 Director
-----------------------------------------------------
                   HENRY E. CATTO

                   BOB W. COLEMAN*                                 Director
-----------------------------------------------------
                   BOB W. COLEMAN

                  HARRY H. CULLEN*                                 Director
-----------------------------------------------------
                   HARRY H. CULLEN

                   ROY H. CULLEN*                                  Director
-----------------------------------------------------
                    ROY H. CULLEN

                     SIGNATURES                                      TITLE                   DATE
                     ----------                                      -----                   ----

               EUGENE H. DAWSON, SR.*                              Director
-----------------------------------------------------
                EUGENE H. DAWSON, SR.

                    CASS EDWARDS*                                  Director
-----------------------------------------------------
                    CASS EDWARDS

                 RUBEN M. ESCOBEDO*                                Director
-----------------------------------------------------
                  RUBEN M. ESCOBEDO

                  PATRICK B. FROST*                                Director
-----------------------------------------------------
                  PATRICK B. FROST

                   JOE R. FULTON*                                  Director
-----------------------------------------------------
                    JOE R. FULTON

                JAMES W. GORMAN, JR.*                              Director
-----------------------------------------------------
                JAMES W. GORMAN, JR.

                   JAMES L. HAYNE*                                 Director
-----------------------------------------------------
                   JAMES L. HAYNE

              RICHARD M. KLEBERG, III*                             Director
-----------------------------------------------------
               RICHARD M. KLEBERG, III

                 ROBERT S. MCCLANE*                                Director
-----------------------------------------------------
                  ROBERT S. MCCLANE

                 IDA CLEMENT STEEN*                                Director
-----------------------------------------------------
                  IDA CLEMENT STEEN

                HORACE WILKINS, JR.*                               Director
-----------------------------------------------------
                 HORACE WILKINS, JR.

                MARY BETH WILLIAMSON*                              Director
-----------------------------------------------------
                MARY BETH WILLIAMSON

*By: /s/ PHILLIP D. GREEN                                    Senior Executive Vice      March 30, 2000
                                                         President and Chief Financial
-----------------------------------------------------               Officer
     PHILLIP D. GREEN
     (AS ATTORNEY-IN-FACT FOR
     THE PERSONS INDICATED)

EXHIBIT INDEX

Exhibit
Number         Description of Exhibits
--------------------------------------------------------------------------------

21             Subsidiaries of Cullen/Frost

23.1           Consent of Independent Auditors

23.2           Consent of PricewaterhouseCoopers LLP, Independent Auditors for
               Overton Bancshares, Inc.

24             Power of Attorney

27             1999 Financial Data Schedule*

99             Report of PricewaterhouseCoopers LLP on Overton Bancshares, Inc.
               financial statements as of December 31, 1997 and for each of the years in the two year period ended December 31, 1997.

* EDGAR Version Only.