Form 10-Q
period 2000-03-31
CULLEN FROST BANKERS INC
filed 2000-04-26
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                         Form 10-Q


                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



      For Quarter Ended March 31, 2000     Commission file number 0-7275


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 21, 2000, there were 52,347,873 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)


Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                               March 31
                                                        --------------------
                                                          2000         1999
                                                        -------      -------
INTEREST INCOME
 Loans, including fees                                  $91,268      $77,295
 Securities:
    Taxable                                              24,813       29,976
    Tax-exempt                                            1,805        1,561
                                                        -------      -------
      Total Securities                                   26,618       31,537
 Time deposits                                              145            3
 Federal funds sold and securities purchased under
   repurchase agreements                                    728          332
                                                        -------      -------
      Total Interest Income                             118,759      109,167
INTEREST EXPENSE
 Deposits                                                35,057       31,399
 Federal funds purchased and securities
   sold under repurchase agreements                       3,538        4,007
 Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                     2,119        2,119
 Long-term notes payable and other borrowings               493          202
                                                        -------      -------
      Total Interest Expense                             41,207       37,727
                                                        -------      -------
      Net Interest Income                                77,552       71,440
Provision for possible loan losses                        2,682        3,000
                                                        -------      -------
      Net Interest Income After Provision
       For Possible Loan Losses                          74,870       68,440
NON-INTEREST INCOME
 Trust fees                                              11,686       11,383
 Service charges on deposit accounts                     14,399       13,988
 Other service charges, collection and
    exchange charges, commissions and fees                6,056        3,194
 Net loss on securities transactions                         (8)         (68)
 Other                                                    7,484        9,052
                                                        -------      -------
      Total Non-Interest Income                          39,617       37,549
NON-INTEREST EXPENSE
 Salaries and wages                                      33,229       29,104
 Pension and other employee benefits                      8,050        6,515
 Net occupancy of banking premises                        6,766        6,701
 Furniture and equipment                                  5,066        4,575
 Intangible amortization                                  3,956        3,337
 Other                                                   19,006       19,032
                                                        -------      -------
     Total Non-Interest Expense                          76,073       69,264
                                                        -------      -------
   Income Before Income Taxes                            38,414       36,725
Income Taxes                                             13,258       12,430
                                                        -------      -------
     Net Income                                         $25,156      $24,295
                                                        =======      =======
Net income per common share:
  Basic                                                 $   .48      $   .45
  Diluted                                                   .47          .44

Dividends per common share                                 .175         .150


See notes to consolidated financial statements.

Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                      March 31    December 31    March 31
                                                        2000          1999         1999
                                                     ----------   -----------   ----------
Assets
Cash and due from banks                              $  605,408    $  760,612   $  644,566
Time deposits                                             6,156         6,546          823
Securities held to maturity                              81,938        85,045      103,693
Securities available for sale                         1,538,191     1,544,865    1,770,647
Securities trading                                          212             1          472
Federal funds sold and securities purchased
  under resale agreements                               114,175        34,950       37,250
Loans, net of unearned discount of $6,619 at
  March 31, 2000; $6,217 at December 31, 1999
  and $3,762 at March 31, 1999                        4,281,531     4,166,728    3,806,889
    Less: Allowance for possible loan losses            (58,465)      (58,345)     (55,857)
                                                     ----------    ----------   ----------
      Net Loans                                       4,223,066     4,108,383    3,751,032
Banking premises and equipment                          145,067       142,984      135,817
Accrued interest and other assets                       305,151       313,294      270,149
                                                     ----------    ----------   ----------
      Total Assets                                   $7,019,364    $6,996,680   $6,714,449
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $1,642,287    $1,601,977   $1,533,116
  Correspondent banks                                   209,211       212,942      219,961
  Public funds                                           30,246        48,341       38,540
                                                     ----------    ----------   ----------
     Total demand deposits                            1,881,744     1,863,260    1,791,617
Time Deposits:
  Savings and Interest-on-Checking                      984,383       984,438      944,326
  Money market deposit accounts                       1,677,766     1,635,524    1,566,829
  Time accounts                                       1,239,701     1,234,894    1,253,648
  Public funds                                          225,465       235,716      226,029
                                                     ----------    ----------   ----------
     Total time deposits                              4,127,315     4,090,572    3,990,832
                                                     ----------    ----------   ----------
     Total deposits                                   6,009,059     5,953,832    5,782,449
Federal funds purchased and securities
  sold under repurchase agreements                      277,155       333,459      208,507
Accrued interest and other liabilities                  123,510       101,565      101,215
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                    98,527        98,513       98,472
                                                     ----------    ----------   ----------
     Total Liabilities                                6,508,251     6,487,369    6,190,643
Shareholders' Equity
Common stock, par value $.01 per share                      536           536          268
  Shares authorized:90,000,000
  Shares issued: 53,561,616; 53,561,616;
  and 53,537,592
Surplus                                                 185,595       185,437      184,846
Retained earnings                                       398,023       382,168      338,424
Accumulated other comprehensive (loss)income,
  net of tax                                            (42,568)      (39,110)         667
Treasury Stock (1,220,983; 738,463; 16,104 shares)      (30,473)      (19,720)        (399)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         511,113       509,311      523,806
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $7,019,364    $6,996,680   $6,714,449
                                                     ==========    ==========   ==========


See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
[CAPTION]


                                                                 Accumulated
                                                                    Other
                                                                Comprehensive
                                    Common            Retained  Income/(Loss)  Treasury
                                    Stock   Surplus   Earnings    net of tax    Stock      Total
                                    ------  --------  --------  -------------  --------   --------
Balance at January 1, 1999           $267   $183,151  $321,754    $  7,747                $512,919
  Net income for the twelve months
    ended December 31, 1999                             97,642                              97,642
  Unrealized loss on securities
    available for sale of $46,913,
    net of tax and reclassification
    adjustment for after-tax losses
    included in net income of $56                                  (46,857)                (46,857)
                                                                                          --------
       Total comprehensive income                                                           50,785
                                                                                          --------
  Proceeds from employee stock
    purchase plan and options           1        856    (1,816)                  $3,315      2,356
  Tax benefit related to exercise
    of stock options                           1,698                                         1,698
  Purchase of treasury stock                                                    (24,318)   (24,318)
  Issuance of restricted stock                             (23)                   1,283      1,260
  Restricted stock plan deferred
    compensation, net                                      624                                 624
  Cash dividend                                        (36,013)                            (36,013)
  Two-for-one-stock-split             268       (268)
                                     ----   --------  --------    --------     --------   --------
Balance at December 31, 1999         $536   $185,437  $382,168    $(39,110)    $(19,720)  $509,311
  Net income for the three
    months ended March 31, 2000                         25,156                              25,156
  Unrealized loss on securities
    available for sale of $3,463,
    net of tax and reclassification
    adjustment for after-tax losses
    included in net income of $5                                   (3,458)                 (3,458)
                                                                                          --------
       Total comprehensive income                                                           21,698
                                                                                          --------
  Proceeds from employee stock
  purchase plan and options                       22      (476)                     809        355
  Tax benefit related to exercise
    of stock options                             136                                           136
  Purchase of treasury stock                                                    (11,617)   (11,617)
  Issuance of restricted stock                              (5)                      55         50
  Restricted stock plan deferred
    compensation, net                                      407                                 407
  Cash dividend                                         (9,227)                             (9,227)
                                     ----   --------  --------    --------     --------   --------
Balance at March 31, 2000            $536   $185,595  $398,023    $(42,568)    $(30,473)  $511,113
                                     ====   ========  ========    ========     ========   ========



See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)

                                                                    Three Months Ended
                                                                         March 31
                                                                   --------------------
                                                                     2000       1999
                                                                   ---------  ---------
Operating Activities
Net income                                                         $  25,156  $  24,295
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                                 2,682      3,000
    Provision for deferred taxes                                      (1,292)    (1,291)
    Accretion of discounts on loans                                     (357)      (800)
    Accretion of securities' discounts                                  (618)      (563)
    Amortization of securities' premiums                                 545      1,604
    Net (increase)decrease in trading securities                        (211)       237
    Net loss on securities transactions                                    8         68
    Net gain on sale of assets                                          (106)    (1,985)
    Depreciation and amortization                                      8,495      7,592
    Increase in interest receivable                                     (161)    (4,184)
    (Decrease)increase in interest payable                              (974)     1,870
    Originations of mortgages held-for-sale                          (38,668)   (37,876)
    Proceeds from sales of loans held-for-sale                        34,818     40,704
    Net change in other assets and liabilities                        30,230     52,459
                                                                   ---------  ---------
      Net cash provided by operating activities                       59,547     85,130

Investing Activities
Proceeds from maturities of securities held to maturity                3,223      7,768
Purchases of investment securities held to maturity                     (100)       (99)
Proceeds from sales of securities available for sale                  94,934    193,702
Proceeds from maturities of securities available for sale             57,788    239,683
Purchases of securities available for sale                          (151,319)  (218,015)
Net increase in loans                                               (113,111)  (127,035)
Proceeds from sales of premises and equipment                             11      2,408
Purchases of premises and equipment                                   (6,624)    (2,802)
Proceeds from sales of repossessed properties                            662        376
Net cash and cash equivalents received from acquisitions                          4,501
                                                                   ---------  ---------
  Net cash (used)provided by investing activities                   (114,536)   100,487
Financing Activities
Net increase(decrease) in demand deposits,
  IOC accounts, and savings accounts                                  50,420    (68,822)
Net increase(decrease) in certificates of deposits                     4,807    (56,199)
Net decrease in short-term borrowings                                (56,304)  (159,041)
Net proceeds from issuance of common stock                               541      1,751
Purchase of treasury stock                                           (11,617)      (488)
Dividends paid                                                        (9,227)    (8,020)
                                                                   ---------  ---------
     Net cash used by financing activities                           (21,380)  (290,819)
                                                                   ---------  ---------
     Decrease in cash and cash equivalents                           (76,369)  (105,202)
Cash and cash equivalents at beginning of year                       802,108    787,841
                                                                   ---------  ---------
     Cash and cash equivalents at the end of the period            $ 725,739  $ 682,639
                                                                   =========  =========

Supplemental information:
  Interest Paid                                                    $   9,679  $  35,857

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Cullen/Frost Bankers, Inc. ("Cullen/Frost" or the "Corporation") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in Cullen/Frost's Annual Report on Form 10-K for the year ended December 31, 1999. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During the second quarter of 1999, the board of directors declared and distributed a two-for-one stock split. Previous quarters have been restated to give effect to the split. Additionally, certain reclassifications have been made to make prior periods comparable.


Note B - Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance based on estimated probable losses in the loan portfolio.

                                                   Three Months Ended
                                                         March 31
                                                   -------------------
(in thousands)                                        2000       1999
----------------------------------------------------------------------
Balance at beginning of the period                  $58,345    $53,616
Provision for possible loan losses                    2,682      3,000
Loan loss reserve of acquired institutions                         300
Net charge-offs:
  Losses charged to the allowance                    (3,314)    (2,020)
  Recoveries                                            752        961
                                                    -------    -------
    Net (charge-offs)                                (2,562)    (1,059)
                                                    -------    -------
Balance at the end of period                        $58,465    $55,857
                                                    =======    =======


Note C - Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At March 31, 2000, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest revenue was recognized on impaired loans as of March 31, 2000 compared to $58 thousand at March 31, 1999. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.


The following is a summary of loans considered to be impaired:

                                                             March 31
                                                       -------------------
(in thousands)                                          2000         1999
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $3,216       $1,904
Impaired loans with a valuation reserve                 5,939        3,832
                                                       ------       ------
Total recorded investment in impaired loans            $9,155       $5,736
                                                       ======       ======
Average recorded investment in impaired loans          $8,788       $5,220
Valuation reserve                                       3,099        2,199


Note D - Common Stock and Earnings Per Common Share

     The reconciliation of earnings per share follows:

                                                Three Months Ended
                                                      March 31
                                               --------------------
(in thousands, except per share amounts)        2000         1999
-------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income               $25,156      $24,295
                                               =======      =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares             52,682       53,468
Dilutive effect of stock options                 1,084        1,332
                                               -------      -------
Denominator for diluted earnings per share      53,766       54,800
                                               =======      =======

Earnings per share:
Basic                                          $   .48      $   .45
Diluted                                            .47          .44

Note E - Capital

     The table below reflects various measures of regulatory capital at March 31, 2000 and 1999.

                                           March 31, 2000           March 31, 1999
                                        -------------------      -------------------
Capital                                   Amount      Ratio        Amount      Ratio
--------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                    $  527,833     10.83%    $  521,208     12.18%
     Tier 1 Capital minimum requirement   194,866      4.00        171,098      4.00

     Total Capital                     $  586,298     12.03%    $  574,707     13.44%
     Total Capital minimum requirement    389,732      8.00        342,197      8.00

Risk-adjusted assets, net of goodwill  $4,871,647               $4,277,459
Leverage ratio                                         7.74%                    7.72%
Average equity as a percentage
of average assets                                      7.42                     7.65

     At March 31, 2000 and 1999, Cullen/Frost's subsidiary banks were considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary banks currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since March 31, 2000.
     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.


Note F - Income Taxes

                                                Three Months Ended
                                                     March 31
                                               --------------------
(in thousands)                                  2000         1999
-------------------------------------------------------------------
Current tax expense                            $14,550      $13,721
Deferred tax benefit                            (1,292)      (1,291)
                                               -------      -------
Income taxes                                   $13,258      $12,430
                                               =======      =======
Income tax payments                            $    --      $   932

Net deferred tax assets were $42.9 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years.

Note G - Merger and Acquisitions

     On April 1, 2000, Frost Insurance Agency, a subsidiary of the The Frost National Bank acquired Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock"), a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. Wayland Hancock is Frost Insurance Agency's second acquisition, following the 1999 acquisition of Victoria-based Professional Insurance Agents, Inc. The purchase method of accounting was used to record both transactions.
     On February 17, 2000, Cullen/Frost announced that United States National Bank of Galveston will merge its charter into Frost National Bank. The Galveston-based bank has been a member bank of Cullen/Frost since 1982. The merger will be effective in the second quarter of 2000.


Note H - Subsequent Events

Pending Acquisitions
     On April 13, 2000, Cullen/Frost announced that Frost Insurance Agency, had signed a letter of intent to acquire Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin based independent insurance agency. Nieman Hanks offers property and casualty insurance, professional and umbrella liability, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning. This transaction is subject to regulatory approval and is expected to close in the third quarter of 2000. Nieman Hanks is the third acquisition made by Frost Insurance Agency, following the additions of PIA and Wayland Hancock mentioned above. The purchase method of accounting will be used to record the transaction.

Note I - Accounting Changes

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


Note J - Operating Segments

     Cullen/Frost has two reportable operating segments: Banking and the Financial Management Group. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct and indirect lending, mortgage lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management, insurance and brokerage services. These business units were identified through the products and services that are offered within each unit.
     The accounting policies of the individual business units are the same as the Corporation except for the following items. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.

                                                                     Financial
                                                                     Management                  Consolidated
(in thousands)                                          Banking        Group         Non-Banks       Total
=============================================================================================================
March 31, 2000
Revenues from (expenses to) external customers        $101,502        $16,339         $  (672)       $117,169
                                                      -------------------------------------------------------
Net income (loss)                                     $ 24,328        $ 3,931         $(3,103)       $ 25,156
                                                      =======================================================


=============================================================================================================
March 31, 1999
Revenues from (expenses to) external customers        $ 96,456        $14,644         $(2,111)       $108,989
                                                      -------------------------------------------------------
Net income (loss)                                     $ 23,055        $ 3,441         $(2,201)       $ 24,295
                                                      =======================================================

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     The results of operations are included in the material that follows. All balance sheet amounts are presented in averages unless otherwise noted.
Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments assume a 35 percent federal income tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.
     Cullen/Frost reported net income of $25.2 million or $.47 per diluted common share for the quarter ended March 31, 2000 compared to $24.9 million or $.46 per diluted common share and $24.3 million or $.44 per diluted common share for the fourth and first quarters of 1999, respectively. Return on average equity and average assets were 19.76 percent and 1.47 percent, respectively, for the first quarter of 2000 compared to return on average equity and average assets of 18.79 percent and 1.44 percent, respectively, for the first quarter of 1999.

                                                      Summary of Operations
                                             -------------------------------------
                                                        Three Months Ended
                                             -------------------------------------
                                                2000                1999
                                             -----------   -----------------------
                                              March 31     December 31    March 31
----------------------------------------------------------------------------------
Taxable-equivalent net interest income        $78,712       $78,610       $72,607
Taxable-equivalent adjustment                   1,160         1,148         1,167
                                              -------       -------       -------
Net interest income                            77,552        77,462        71,440
Provision for possible loan losses              2,682         3,476         3,000
Non-Interest income:
  Net loss on securities transactions              (8)          (18)          (68)
  Other                                        39,625        39,079        37,617
                                              -------       -------       -------
    Total non-interest income                  39,617        39,061        37,549
Non-Interest expense:
  Intangible amortization                       3,956         4,051         3,337
  Other                                        72,117        71,048        65,927
                                              -------       -------       -------
    Total non-interest expense                 76,073        75,099        69,264
                                              -------       -------       -------

Income before income taxes                     38,414        37,948        36,725
Income Taxes                                   13,258        13,062        12,430
                                              -------       -------       -------
Net Income                                    $25,156       $24,886       $24,295
                                              =======       =======       =======

Net income per diluted common share:          $   .47       $   .46       $   .44

Return on Average Assets                         1.47%         1.42%         1.44%
Return on Average Equity                        19.76         19.01         18.79

Results of Segment Operations

     Cullen/Frost's operations are managed along two major Operating Segments:
Banking and the Financial Management Group. The following table summarizes net income by Operating Segment for the quarters ending March 31, 2000 and 1999:

                                      Three Months Ended
                                           March 31
                                     --------------------
                                       2000         1999
=========================================================
Banking                              $24,328      $23,055
Financial Management Group             3,931        3,441
Non-Banks                             (3,103)      (2,201)
                                     -------      -------
Consolidated net income              $25,156      $24,295
                                     =======      =======

     The increase in Banking net income from the first quarter of 1999 is primarily the result of higher net interest income due to loan growth and a favorable rate environment. The Financial Management Group had an increase in net income mainly due to increases in the equity market. The increase in the operating loss for Non-Banks is due to incentive compensation and the impact of Frost Securities, which began operations in August of 1999.

Net Interest Income
     Net interest margin was 5.36 percent for the first quarter of 2000 compared to 5.29 percent and 4.98 percent for the fourth and first quarters of 1999, respectively. The increases in net interest margin from the fourth and the first quarters of 1999 were primarily due to strong loan growth resulting in an improved earning asset mix. The net interest spread of 4.47 percent remained constant with the fourth quarter of 1999 and increased 28 basis points from the first quarter of 1999.


                                Change in Taxable Equivalent
                                    Net Interest Income
                            ------------------------------------
                             First Quarter         First Quarter
                                 2000                  2000
                                  vs.                   vs.
                             First Quarter        Fourth Quarter
                                 1999                  1999
                            ------------------------------------
                                Amount                Amount
----------------------------------------------------------------
Due to volume                   $3,399                 $978
Due to interest rate spread      2,706                 (876)
                                ------                 ----
                                $6,105                 $102
                                ======                 ====

Non-Interest Income
     Growth in non-interest income continues to be favorably impacted by the acquisition of PIA and Commerce Financial in the second quarter of 1999 and by the start-up of Frost Securities, Inc. in August of 1999.

                                                   Three Months Ended
                                            --------------------------------
                                              2000              1999
                                            --------   ---------------------
Non-Interest Income                         March 31   December 31  March 31
----------------------------------------------------------------------------
Trust fees                                  $11,686      $11,825    $11,383
Service charges on deposit accounts          14,399       15,124     13,988
Other service charges, collection
  and exchange charges, commissions
  and fees                                    6,056        5,243      3,194
Net loss on securities transactions              (8)         (18)       (68)
Other                                         7,484        6,887      9,052
                                            -------      -------    -------
    Total                                   $39,617      $39,061    $37,549
                                            =======      =======    =======

     Total non-interest income was up $556 thousand or 1.4 percent from the fourth quarter of 1999 and up $2.1 million or 5.5 percent from the first quarter of 1999. Included in the first quarter of 1999 was a $2 million gain from the sale of property in connection with a branch restructuring.
    Trust fee income was flat when compared to last quarter and up from the first quarter of 1999 by $303 thousand or 2.7 percent. The market value of trust assets at the end of the first quarter of 2000 was $13.1 billion up $292 million when compared to the fourth quarter of 1999. Discretionary assets increased by 3.2 percent and non-discretionary assets increased 11.1 percent from a year ago. Trust income has remained relatively flat due to market conditions and decreases in management fees associated with some small cap value funds, partially offset by increases in investment and tax fees.
     Service charges on deposit accounts for the first quarter of 2000 decreased $725 thousand or 4.8 percent from fourth quarter 1999 mainly due to a decrease in overdraft income. When compared to the first quarter of 1999 service charges increased by $411 thousand or 2.9 percent. The increase from the first quarter of last year can be attributed to increases in the number of accounts generating overdraft and NSF charges. Other service charges and fees increased $813 thousand or 15.5 percent when compared to the fourth quarter of 1999 and increased by $2.9 million when compared to the first quarter of last year. The increase from the fourth quarter of 1999 is primarily due to revenues from Frost Securities and higher mutual fund fees. The increase from last year is mainly due to insurance commissions from the acquisition of PIA in the second quarter of 1999 and increased revenues from Frost Securities.
     Other non-interest income increased by $597 thousand or 8.7 percent from the fourth quarter of 1999 and decreased by $1.6 million or 17.3 percent from the first quarter of 1999. The increase from the fourth quarter of 1999 was mainly caused by increases in various sundry income components. The decrease from the first quarter of 1999 is mainly due to a $2 million gain recognized in the first quarter of 1999 from the sale of property in connection with a branch restructuring.

Non-Interest Expense
     The acquisitions of PIA and Commerce Financial in the second quarter of 1999 as well as costs related to Frost Securities have impacted the growth in expenses.

                                                    Three Months Ended
                                              -------------------------------
                                                2000             1999
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
-----------------------------------------------------------------------------
Salaries and wages                            $33,229     $32,270    $29,104
Pension and other employee benefits             8,050       6,705      6,515
Net occupancy of banking premises               6,766       6,854      6,701
Furniture and equipment                         5,066       5,312      4,575
Intangible amortization                         3,956       4,051      3,337
Other                                          19,006      19,907     19,032
                                              -------     -------    -------
      Total                                   $76,073     $75,099    $69,264
                                              =======     =======    =======

     Total non-interest expense was up $974 thousand or 1.3 percent from the fourth quarter of 1999 and up $6.8 million or 9.8 percent from the first quarter of 1999. The increase from the first quarter of 1999 resulted primarily from the acquisitions and new business initiatives.
     Salary and wages increased $959 thousand or 3 percent from the fourth quarter of 1999 and $4.1 million or 14.2 percent from the first quarter of 1999. This increase was a result of the acquisitions, new business initiatives and merit increases. Pension and other employee benefits increased $1.3 million or 20.1 percent from the fourth quarter of 1999 and $1.5 million or
23.6 percent from the first quarter of 1999 as a result of acquisitions in 1999, new business initiatives and higher medical costs. Net occupancy of banking premises expenses were relatively flat from both the fourth and first quarters of 1999.
     Furniture and equipment expenses decreased by $246 thousand or 4.6 percent from the fourth quarter of 1999 mainly due to decreases in software maintenance expenses and service contracts. Furniture and equipment expenses increased from the first quarter of 1999 by $491 thousand or 10.7 percent due to increases in repairs and service contracts on equipment, and higher software maintenance and amortization. Intangible amortization remained relatively flat from the fourth quarter of 1999 and increased by $619 thousand from the first quarter of 1999 due to acquisitions completed in 1999.
     Other non-interest expenses decreased $901 thousand or 4.5 percent from the fourth quarter of 1999 mainly due to decreases in advertising, stationery and printing, and sub-advisor management fees. Other non-interest expenses remained flat when compared to the first quarter of 1999.

Income Taxes
     The Corporation's effective tax rate for the first quarter of 2000 approximated 35 percent compared with an effective tax rate that approximated 34 percent for the fourth and first quarters of 1999.

Cash Earnings
     Historically, excluding the merger with Overton Bancshares, Inc., on May 29, 1998, Cullen/Frost has paid cash and used the purchase method of accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represent regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):

                                               Three Months Ended
                       --------------------------------------------------------------------
                                  March 2000                          December 1999
-------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes                $38,414      $3,956     $42,370     $37,948     $4,051      $41,999
Income taxes            13,258         874      14,132      13,062        907       13,969
                       -------      ------     -------     -------     ------      -------
Net income             $25,156      $3,082     $28,238     $24,886     $3,144      $28,030
                       =======      ======     =======     =======     ======      =======
Net income per diluted
 common share          $   .47      $  .06     $   .53     $   .46     $  .05      $   .51

Return on assets          1.47%                   1.65%*      1.42%                   1.60%*
Return on equity         19.76                   22.18**     19.01                   21.41**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                March 2000   December 1999
   -----------------                                            ----------   -------------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   28,238     $   28,030
(B) Total average assets                                         6,899,514      6,958,565
(C) Average shareholders' equity                                   512,064        519,402

                                      Three Months Ended
                              --------------------------------
                                          March 1999
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
--------------------------------------------------------------
Income before income taxes     $36,725     $3,337      $40,062
Income taxes                    12,430        786       13,216
                               -------     ------      -------
Net income                     $24,295     $2,551      $26,846
                               =======     ======      =======
Net income per diluted
  common share                 $   .44     $  .05      $   .49

Return on assets                  1.44%                   1.59%*
Return on equity                 18.79                   20.77**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                             March 1999
   -----------------------------                             ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   26,846
(B) Total average assets                                      6,852,825
(C) Average shareholders' equity                                524,257

Balance Sheet
     Average assets of $6.9 billion were down $59 million or 3.4 percent on an annualized basis from the fourth quarter of 1999 and up $47 million or 2.7 percent from the first quarter of 1999. Total deposits averaged $5.9 billion for the current quarter, down $67 million or 4.5 percent on an annualized basis from the previous quarter and up $140 million or 9.7 percent when compared to the first quarter of 1999. Average loans for the first quarter of 2000 were $4.2 billion. This represents an increase in average loans of 10.7 percent on an annualized basis from the fourth quarter of 1999 and 12.0 percent from the first quarter of last year.

Loans

                                       2000                      1999
                            -------------------------   -------------------------
Loan Portfolio                            Percentage
Period-End Balances            March 31     of Total    December 31    March 31
---------------------------------------------------------------------------------
Commercial and industrial:
  Energy                      $  132,197      3.1%     $  129,394    $   69,913
  Other                        1,504,472     35.1       1,458,956     1,180,703
Consumer                         521,243     12.2         541,026       606,573
Real estate                    2,053,833     48.0       1,980,048     1,845,657
Other                             76,405      1.8          63,521       107,805
Unearned discount                 (6,619)     (.2)         (6,217)       (3,762)
                              ----------   ------      ----------    ----------
Total Loans                   $4,281,531    100.0%     $4,166,728    $3,806,889
                              ==========   ======      ==========    ==========

     At March 31, 2000 period-end loans totaled $4.3 billion up 11.0 percent annualized from the previous quarter and up 12.5 percent from the same period last year. Most of the increase in loans is attributable to real estate up $74 million and commercial and industrial up $48 million from the fourth quarter of 1999. This increase is partially offset by a $20 million decrease in consumer loans related to the continued run-off in indirect lending from the fourth quarter of 1999. Approximately 84 percent of the increase in loans from a year ago resulted from internally generated growth.

Real Estate Loans
     Real estate loans at March 31, 2000, were $2.1 billion or 48.0 percent of period-end loans compared to 48.5 percent a year ago. Residential permanent mortgage loans at March 31, 2000, were $695 million compared to $685 million at December 31, 1999, and $652 million at March 31, 1999. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. The majority of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company). Historically these type of loans have resulted in lower risk, provided financial stability and are less susceptible to economic swings.
     At March 31, 2000, real estate loans 90 days past due (excluding non-accrual loans) were $2.0 million, compared with $1.8 million at December 31, 1999, and $4.1 million at March 31, 1999.

                                                    2000                 1999
                                          ------------------------    ---------
Real Estate Loans                                      Percentage
Period-End Balances                        March 31     of Total      March 31
-------------------------------------------------------------------------------
Construction                              $  387,385      18.9%      $  329,379
Land                                         138,880       6.8          109,694
Permanent mortgages:
  Commercial                                 439,238      21.4          390,594
  Residential                                695,375      33.8          652,222
Other                                        392,955      19.1          363,768
                                          ----------     -----       ----------
                                          $2,053,833     100.0%      $1,845,657
                                          ==========     =====       ==========
Non-accrual                               $    7,017        .3%      $    6,164


Mexico
     Cullen/Frost's cross border outstandings to Mexico, excluding $20.0 million in loans secured by assets held in the United States, totaled $17.4 million at March 31, 2000, or .4 percent of total loans, up from $2.4 million at December 31, 1999 and down compared to $50.4 million last year. The increase from the fourth quarter represents normal fluctuations in lines of credit used by Mexican banks to finance trade. As of March 31, 2000, $294 thousand of the Mexican-related loans were on non-performing status compared to none a year ago.

                                                    MEXICAN LOANS
                                               ------------------------
                                                         Percentage of
March 31, 2000                                  Amount    Total Loans
-----------------------------------------------------------------------
Loans to financial institutions                $17,397         .4%
Loans to private firms or individuals                7
                                               -------        ----
                                               $17,404         .4%
                                               =======        ====



Non-Performing Assets
                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
March 31, 2000                                    Estate   Other     Total
 --------------------------------------------------------------------------
Non-accrual                                       $4,512  $10,067   $14,579
Foreclosed assets                                  2,511      862     3,373
                                                  ------  -------   -------
     Total                                        $7,023  $10,929   $17,952
                                                  ======  =======   =======
As a percentage of total
  non-performing assets                             39.1%    60.9%    100.0%

     Non-performing assets totaled $18.0 million at March 31, 2000 down 4.7 percent from $18.8 million at December 31, 1999 and down 2.5 percent from $18.4 million at March 31, 1999. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .42 percent at March 31, 2000 from .48 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was approximately $272 thousand for the first quarter of 2000, compared to approximately $327 thousand for the fourth quarter of 1999 and approximately $250 thousand for the first quarter of 1999. Total loans 90 days past due (excluding non-accrual loans) were $6.3 million at March 31, 2000, compared to $6.9 million at December 31, 1999 and $7.9 million at March 31, 1999.

Allowance for Possible Loan Losses
     The allowance for possible loan losses was $58.5 million or 1.37 percent of period-end loans at March 31, 2000, compared to $58.3 million or 1.40 percent for the fourth quarter of 1999 and $55.9 million or 1.47 percent at March 31, 1999. The allowance for possible loan losses as a percentage of non-accrual loans was 401.2 percent at March 31, 2000, compared to 392.8 percent and 391.4 percent at the end of the fourth and first quarters of 1999, respectively.

     The Corporation recorded a $2.7 million provision for possible loan losses during the first quarter of 2000, compared to $3.5 million and $3.0 million recorded during the fourth and first quarters of 1999. Net charge-offs in the first quarter of 2000 totaled $2.6 million, compared to net charge-offs of $4.5 million and $1.1 million for the fourth and first quarters of 1999, respectively.

                                             NET CHARGE-OFFS (RECOVERIES)
                                            -------------------------------
                                              2000              1999
                                            -------      ------------------
                                             First       Fourth     First
                                            Quarter      Quarter   Quarter
---------------------------------------------------------------------------
Real Estate                                 $    59      $     5   $  (243)
Commercial and industrial                     1,075        2,641       170
Consumer                                      1,430        1,814     1,150
Other, including foreign                         (2)         (10)      (18)
                                            -------      -------   -------
                                            $ 2,562      $ 4,450   $ 1,059
                                            =======      =======   =======

Provision for possible loan losses          $ 2,682      $ 3,476   $ 3,000
Allowance for possible loan losses           58,465       58,345    55,857


Capital and Liquidity
     At March 31, 2000, shareholders' equity was $511.1 million compared to $509.3 million at December 31, 1999 and $523.8 million at March 31, 1999. Activity during the first quarter of 2000 included $9.2 million of dividends paid and $11.3 million paid for the repurchase of shares of Cullen/Frost, offset by earnings growth. In addition, Cullen/Frost had an unrealized loss on securities available for sale, net of deferred taxes, of $42.6 million as of March 31, 2000 compared to an unrealized loss of $39.1 million as of December 31, 1999, which had the effect of reducing capital by $3.5 million. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page eight for a discussion of the Corporation's regulatory capital ratios.
     Cullen/Frost paid a cash dividend of $.175 per common share for the first quarter of 2000 and fourth quarter of 1999 compared to $.15 per common share in the first quarter of 1999. This equates to a dividend payout ratio of 36.7 percent, 37.3 percent and 33.0 percent for the first quarter of 2000 and the fourth and first quarters of 1999, respectively.
     Funding sources available at the holding company level include a $7.5 million short-term line of credit. There were no borrowings outstanding from this source at March 31, 2000 or 1999.
     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.
     Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in Cullen/Frost's natural trade area which maintain accounts with and sell Federal funds to subsidiary banks of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

Year 2000
     Cullen/Frost Bankers, Inc. conducted and completed an extensive program to address the internal and external risks associated with the century date change to the Year 2000, which resulted with no significant disruptions. The Corporation spent approximately $5.2 million on incremental costs over the three-year period beginning in 1997, funded out of its earnings and expensed as incurred. Additionally, the Corporation spent about 30 percent of its annual technology budget to facilitate progress on the Year 2000 program.
     Cullen/Frost is currently not aware of any ongoing operational implications related to the Year 2000 date change. However, it is subject to unique risks and uncertainties due to the interdependencies in business and financial markets, and the numerous activities and events outside of its control.


Financial Modernization Legislation
     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 ("Modernization Act") was signed into law. The Modernization Act: (i) allows bank holding companies meeting management, capital and CRA standards, and receiving the prior approval of the Federal Reserve, to engage in a substantially broader range of financial activities and activities incidental to financial activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; (ii) allows insurers and other financial services companies to acquire banks; (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) established the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. Bank holding companies approved for the broader range of activities are called "financial holding companies". This part of the Modernization Act became effective on March 11, 2000. Cullen/Frost was designated a financial holding company under the Modernization Act effective March 15, 2000.
     The Modernization Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.


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

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                           March 31, 2000             December 31, 1999
                                    ---------------------------  ---------------------------
                                                Interest                     Interest
                                      Average   Income/  Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost     Balance   Expense   Cost
                                    ----------  -------- ------  ----------  -------- ------
ASSETS
Time deposits                       $    6,883  $    145  5.48%  $    5,810  $     94  5.40%
Securities:
 U.S. Treasury                         131,598     1,864  5.70      142,335     1,891  5.27
 U.S. Government agencies
  and corporations                   1,316,395    22,368  6.80    1,349,023    22,361  6.63
 States and political subdivisions
   Tax-exempt                          148,024     2,810  7.59      149,009     2,775  7.45
   Taxable                               3,466        58  6.66        3,510        58  6.58
 Other                                  34,346       523  6.09       35,683       513  5.75
                                    ----------  --------         ----------  --------
     Total securities                1,633,829    27,623  6.77    1,679,560    27,598  6.57
Federal funds sold and securities
  purchased under resale agreements     50,256       728  5.73      122,332     1,678  5.37
Loans, net of unearned discount      4,211,488    91,423  8.73    4,101,779    88,663  8.58
                                    ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned              5,902,456   119,919  8.16    5,909,481   118,033  7.94
Cash and due from banks                601,030                      644,251
Allowance for possible loan losses     (58,598)                     (58,795)
Banking premises and equipment         143,625                      144,013
Accrued interest and other assets      311,001                      319,615
                                    ----------                   ----------
  Total Assets                      $6,899,514                   $6,958,565
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,567,238                   $1,576,527
  Correspondent banks                  223,528                      223,178
  Public funds                          31,882                       35,118
                                    ----------                   ----------
     Total demand deposits           1,822,648                    1,834,823
Time deposits:
 Savings and Interest-on-Checking      977,059     1,615   .66      955,664     1,624   .67
 Money market deposit accounts       1,632,184    16,814  4.14    1,705,498    16,700  3.88
 Time accounts                       1,224,239    14,200  4.66    1,236,682    13,645  4.38
 Public funds                          233,349     2,428  4.19      223,733     1,998  3.54
                                    ----------  --------         ----------  --------
    Total time deposits              4,066,831    35,057  3.47    4,121,577    33,967  3.27
                                    ----------  --------         ----------  --------
  Total Deposits                     5,889,479                    5,956,400
Federal funds purchased and securities
  sold under resale agreements         286,449     3,538  4.89      271,477     3,128  4.51
Long-term notes payable                  2,635        39  5.92        2,657        38  5.76
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures               98,524     2,119  8.60       98,506     2,119  8.60
Other borrowings                        26,591       454  6.87       13,083       171  5.19
                                    ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,481,030    41,207  3.69    4,507,300    39,423  3.47
                                    ----------  --------  ----   ----------  --------  ----
Accrued interest and other liabilities  83,772                       97,040
                                    ----------                   ----------
Total Liabilities                    6,387,450                    6,439,163
SHAREHOLDERS' EQUITY                   512,064                      519,402
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $6,899,514                   $6,958,565
                                    ==========                   ==========
Net interest income                             $ 78,712                     $ 78,610
                                                ========                     ========
Net interest spread                                       4.47%                        4.47%
                                                          ====                         ====
Net interest income to total average earning assets       5.36%                        5.29%
                                                          ====                         ====
*Taxable-equivalent basis assuming a 35% tax rate.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)


                                        September 30, 1999              June 30, 1999
                                    ---------------------------  ---------------------------
                                                Interest                     Interest
                                      Average   Income/  Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost     Balance   Expense   Cost
                                    ----------  -------- ------  ----------  -------- ------
ASSETS
Time deposits                       $    3,506  $     45  5.10%  $    2,599  $     21  3.26%
Securities:
 U.S. Treasury                         173,832     2,241  5.12      184,647     2,279  4.95
 U.S. Government agencies
  and corporations                   1,375,186    22,524  6.55    1,500,643    23,986  6.39
 States and political subdivisions
   Tax-exempt                          143,012     2,617  7.32      141,183     2,639  7.48
   Taxable                               3,540        58  6 55        3,591        58  6.43
 Other                                  33,647       456  5.42       32,002       442  5.52
                                    ----------  --------         ----------  --------
     Total securities                1,729,217    27,896  6.45    1,862,066    29,404  6.32
Federal funds sold and securities
  purchased under resale agreements    106,962     1,404  5.14       66,407       831  4.95
Loans, net of unearned discount      3,985,270    84,191  8.38    3,885,535    79,923  8.25
                                    ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned              5,824,955   113,536  7.75    5,816,607   110,179  7.59
Cash and due from banks                608,414                      608,476
Allowance for possible loan losses     (59,221)                     (57,310)
Banking premises and equipment         144,092                      140,684
Accrued interest and other assets      321,928                      300,198
                                    ----------                   ----------
  Total Assets                      $6,840,168                   $6,808,655
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,553,142                   $1,519,140
  Correspondent banks                  222,049                      223,648
  Public funds                          37,006                       37,146
                                    ----------                   ----------
     Total demand deposits           1,812,197                    1,779,934
Time deposits:
 Savings and Interest-on-Checking      943,741     1,626   .68      958,665     1,652   .69
 Money market deposit accounts       1,691,611    15,708  3.68    1,606,753    14,375  3.59
 Time accounts                       1,246,044    13,238  4.22    1,250,747    13,174  4.22
 Public funds                          188,856     1,772  3.72      207,827     1,907  3.68
                                    ----------  --------         ----------  --------
    Total time deposits              4,070,252    32,344  3.15    4,023,992    31,108  3.10
                                    ----------  --------         ----------  --------
  Total Deposits                     5,882,449                    5,803,926
Federal funds purchased and securities
  sold under resale agreements         238,757     2,635  4.32      256,954     2,731  4.20
Long-term notes payable                  2,702        39  5.71        1,772        26  5.82
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures               98,492     2,119  8.61       98,478     2,119  8.61
Other borrowings                         9,896       159  6.40       12,590       172  5.49
                                    ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,420,099    37,296  3.35    4,393,786    36,156  3.30
                                    ----------  --------  ----   ----------  --------  ----
Accrued interest and other liabilities  90,258                      105,016
                                    ----------                   ----------
Total Liabilities                    6,322,554                    6,278,736
SHAREHOLDERS' EQUITY                   517,614                      529,919
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $6,840,168                   $6,808,655
                                    ==========                   ==========
Net interest income                             $ 76,240                     $ 74,023
                                                ========                     ========
Net interest spread                                       4.40%                        4.29%
                                                          ====                         ====
Net interest income to total average earning assets       5.21%                        5.10%
                                                          ====                         ====
*Taxable-equivalent basis assuming a 35% tax rate.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                               March 31, 1999
                                        ----------------------------
                                                    Interest
                                          Average   Income/   Yield/
                                          Balance   Expense    Cost
ASSETS                                  ----------  --------  ------
Time deposits                           $      432  $      3   3.47%
Securities:
 U.S. Treasury                             206,795     2,565   5.03
 U.S. Government agencies
  and corporations                       1,694,151    26,620   6.29
 States and political subdivisions
   Tax-exempt                              131,479     2,352   7.16
   Taxable                                   3,704        49   5.28
 Other                                      54,141       792   5.86
                                        ----------  --------
     Total securities                    2,090,270    32,378   6.20
Federal funds sold and securities
  purchased under resale agreements         28,439       332   4.67
Loans, net of unearned discount          3,760,734    77,621   8.37
                                        ----------  --------
Total Earning Assets and
    Average Rate Earned                  5,879,875   110,334   7.58
Cash and due from banks                    618,369
Allowance for possible loan losses         (54,534)
Banking premises and equipment             136,918
Accrued interest and other assets          272,197
                                        ----------
  Total Assets                          $6,852,825
                                        ==========
LIABILITIES
Demand deposits:
  Commercial and individual             $1,482,579
  Correspondent banks                      217,173
  Public funds                              41,071
                                        ----------
     Total demand deposits               1,740,823
Time deposits:
 Savings and Interest-on-Checking          935,709     1,656    .72
 Money market deposit accounts           1,541,395    13,695   3.60
 Time accounts                           1,268,283    13,757   4.40
 Public funds                              263,754     2,291   3.52
                                        ----------  --------
    Total time Deposits                  4,009,141    31,399   3.18
                                        ----------  --------
  Total Deposits                         5,749,964
Federal funds purchased and securities
  sold under repurchase agreements         376,357     4,007   4.26
Long-term notes payable
Guaranteed preferred beneficial
  interests in Corporation's
  subordinated debentures                   98,464     2,119   8.61
Other borrowings                            13,204       202   6.21
                                        ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid                  4,497,166    37,727   3.39
                                        ----------  --------   ----
Accrued interest and other liabilities      90,579
                                        ----------
Total Liabilities                        6,328,568
SHAREHOLDERS' EQUITY                       524,257
                                        ----------
Total Liabilities and
  Shareholders' Equity                  $6,852,825
                                        ==========
Net interest income                                 $ 72,607
                                                    ========
Net interest spread                                            4.19%
                                                               ====
Net interest income to total average earning assets            4.98%
                                                               ====
* Taxable-equivalent basis assuming a 35% tax rate.

 Item 3.
Quantitative and Qualitative Disclosures About Market Risks

     There has been no material change in the market risks faced by the Company since December 31, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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


                                     Cullen/Frost Bankers, Inc.
                                     (Registrant)


Date:	April 25, 2000             By: /s/ Phillip D. Green
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
27         Statement re: Financial Data Schedule 3-31-00 (EDGAR VERSION)