Form 10-K405/A
period 1999-12-31
CULLEN FROST BANKERS INC
filed 2000-04-28
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-K/A

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ to  _______

                        Commission File Number   0-7275

                           CULLEN/FROST BANKERS, INC.
               (Exact name of registrant as specified in its charter)

            Texas                                       74-1751768
------------------------------                      ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                         Identification No.)


     100 W. Houston Street
      San Antonio, Texas                                      78205
----------------------------------------                  --------------
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,250,981,038 based on the closing price of such stock as of March 17, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
             Class                                     March 17, 2000
  ----------------------------                      --------------------
  Common Stock, $.01 Par Value                           52,440,633

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

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-K/A


                 AMENDMENT TO APPLICATION OR REPORT
            FILED PURSUANT TO SECTION 12,13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934


                    CULLEN/FROST BANKERS, INC.
      (Exact name of registrant as specified in its charter)

                          AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

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


    19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 1999, 1998, and 1997.

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


                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)



Date:   April 28, 2000                          /s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

         3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     ----------
        3.1      Articles of Incorporation, of Cullen/Frost Bankers, Inc. as
                 amended (10)
        3.2      Amended By-Laws of Cullen/Frost Bankers, Inc. (8)
        4.1      Shareholder Protection Rights Agreement dated as of
                 February 1, 1999 between Cullen/Frost Bankers, Inc.
                 and the Frost National Bank, as Rights Agent (12)
       10.1      Restoration of Retirement Income Plan for Participants in the
                 Retirement Plan for Employees of Cullen/Frost Bankers, Inc.
                 and its Affiliates (as amended and restated)(11)*
       10.2      1983 Non-qualified Stock Option Plan, as amended (1)
       10.3      Form of Revised Change-In-Control Agreements with four
                 Executive Officers (3)*
       10.4      1988 Non-qualified Stock Option Plan (2)*
       10.5      The 401(k) Stock Purchase Plan for employees of Cullen/Frost
                 Bankers, Inc. and its Affiliates (4)*
       10.6      1991 Thrift Incentive Stock Purchase Plan for Employees of
                 Cullen/Frost Bankers, Inc. and its Affiliates (5)*
       10.7      Cullen/Frost Bankers, Inc. Restricted Stock Plan (6)*
       10.8      Cullen/Frost Bankers, Inc. Supplemental Executive Retirement
                 Plan (7)*
       10.9      Form of Revised Change-In-Control Agreements with one
                 Executive Officer (7)*
       10.10     Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (9)
       10.11     Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (9)
       19.1      Annual Report on Form 11-K for the Year Ended
                 December 31, 1999, for the 1991 Thrift Incentive Stock
                 Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(13)
       19.2      Annual Report on Form 11-K for the Year Ended
                 December 31, 1999, for the  401(k) Stock Purchase Plan
                 (filed pursuant to Rule 15d-21 of the Securities and Exchange
                 Act of 1934)(14)
       21        Subsidiaries of Cullen/Frost Bankers, Inc.
       23.1      Consent of Independent Auditors
       23.2      Consent of PricewaterhouseCoopers LLP Independent Auditors for
                 Overton Bancshares, Inc.
       23.3      Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Plan (13)
       24        Power of Attorney
       27        Financial Date Schedule (EDGAR Version)
       99        Report of PricewaterhouseCoopers LLP on Overton Bancshares,
                 Inc. financial statements as of December 31, 1997 and for each of the years in the two year period ended December 31, 1997.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

  (13)  Filed herewith.

  (14)  To be filed as an amendment.

EXHIBIT INDEX TO FORM 10-K/A


Exhibit
Number    Description of Exhibits
-------------------------------------------------

 19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 1999, 1998, and 1997.

 23.3 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Purchase Plan.