Form 10-K405/A
period 1999-12-31
CULLEN FROST BANKERS INC
filed 2000-06-23
CIK 39263

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 Form 10-K/A

X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ to  _______
                      Commission File Number   0-7275

                        CULLEN/FROST BANKERS, INC.
          (Exact name of registrant as specified in its charter)

                 Texas                                  74-1751768
------------------------------------              ------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                      Identification No.)


        100 W. Houston Street
          San Antonio, Texas                               78205
---------------------------------------               --------------
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

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                 Class                             March 17, 2000
      ----------------------------                ----------------
      Common Stock, $.01 Par Value                   52,440,633

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


    19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 1999 and 1998.

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


                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)



Date:   June 23, 2000                           /s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     Exhibit
     Number
     ----------
     3.1     Articles of Incorporation, of Cullen/Frost Bankers, Inc. as
             amended (10)
     3.2     Amended By-Laws of Cullen/Frost Bankers, Inc. (8)
     4.1     Shareholder Protection Rights Agreement dated as of
             February 1, 1999 between Cullen/Frost Bankers, Inc.
             and the Frost National Bank, as Rights Agent (12)
    10.1     Restoration of Retirement Income Plan for Participants in the
             Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and
             its Affiliates (as amended and restated)(11)*
    10.2     1983 Non-qualified Stock Option Plan, as amended (1)
    10.3     Form of Revised Change-In-Control Agreements with four Executive
             Officers (3)*
    10.4     1988 Non-qualified Stock Option Plan (2)*
    10.5     The 401(k) Stock Purchase Plan for employees of Cullen/Frost
             Bankers, Inc. and its Affiliates (4)*
    10.6     1991 Thrift Incentive Stock Purchase Plan for Employees of
             Cullen/Frost Bankers, Inc. and its Affiliates (5)*
    10.7     Cullen/Frost Bankers, Inc. Restricted Stock Plan (6)*
    10.8     Cullen/Frost Bankers, Inc. Supplemental Executive Retirement
             Plan (7)*
    10.9     Form of Revised Change-In-Control Agreements with one Executive
             Officer (7)*
    10.10    Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (9)
    10.11    Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (9)
    19.1     Annual Report on Form 11-K for the Year Ended December 31, 1999,
             for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(13)
    19.2     Annual Report on Form 11-K for the Year Ended December 31, 1999,
             for the  401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
    21       Subsidiaries of Cullen/Frost Bankers, Inc.
    23.1     Consent of Independent Auditors
    23.2     Consent of PricewaterhouseCoopers LLP Independent Auditors for
             Overton Bancshares, Inc.
    23.3     Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Plan (13)
    23.4     Consent of Independent Auditors with respect to Form 10-K/A for the 401(k) Stock Plan (14)
    24       Power of Attorney
    27       Financial Date Schedule (EDGAR Version)
    99       Report of PricewaterhouseCoopers LLP on Overton Bancshares, Inc.
             financial statements as of December 31, 1997 and for each of the years in the two year period ended December 31, 1997.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

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

  (13) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the Year Ended December 31, 1999. (File No. 0-7275)

  (14)  Filed herewith.

EXHIBIT INDEX

Exhibit
Number             Description of Exhibits
----------------------------------------------------------------------------
 19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended December 31, 1999 and 1998.

 23.4 Consent of Independent Auditors with respect to Form 10-K/A for the 401(k) Stock Purchase Plan.