Form 10-Q
period 2000-06-30
CULLEN FROST BANKERS INC
filed 2000-07-26
CIK 39263

Securities and Exchange Commission
                                   Washington, D.C. 20549




                                     Form 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



     For Quarter Ended June 30, 2000          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 21, 2000, there were 52,045,243 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                  Three Months Ended     Six Months Ended
                                                       June 30               June 30
                                                 -------------------   --------------------
                                                   2000       1999       2000        1999
                                                 --------   --------   --------    --------
INTEREST INCOME
 Loans, including fees                           $ 97,254   $ 79,751   $188,522    $157,046
 Securities:
    Taxable                                        26,290     26,981     51,103      56,957
    Tax-exempt                                      1,847      1,478      3,652       3,039
                                                 --------   --------   --------    --------
      Total Securities                             28,137     28,459     54,755      59,996
 Time deposits                                        125         22        270          25
 Federal funds sold and securities purchased
   under resale agreements                          1,372        831      2,100       1,163
                                                 --------   --------   --------    --------
      Total Interest Income                       126,888    109,063    245,647     218,230
INTEREST EXPENSE
 Deposits                                          38,260     31,108     73,317      62,507
 Federal funds purchased and securities
   sold under repurchase agreements                 4,376      2,731      7,914       6,738
 Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                               2,119      2,119      4,238       4,238
 Long-term notes payable and other borrowings       2,151        198      2,644         400
                                                 --------   --------   --------    --------
      Total Interest Expense                       46,906     36,156     88,113      73,883
                                                 --------   --------   --------    --------
      Net Interest Income                          79,982     72,907    157,534     144,347
Provision for possible loan losses                  2,867      2,975      5,549       5,975
                                                 --------   --------   --------    --------
      Net Interest Income After Provision
       For Possible Loan Losses                    77,115     69,932    151,985     138,372
NON-INTEREST INCOME
 Trust fees                                        12,446     11,416     24,132      22,799
 Service charges on deposit accounts               14,765     14,496     29,164      28,484
 Other service charges, collection and
    exchange charges, commissions and fees          6,595      4,170     12,651       7,364
 Net loss on securities transactions                                         (8)        (68)
 Other                                              9,068      7,017     16,552      16,069
                                                 --------   --------   --------    --------
      Total Non-Interest Income                    42,874     37,099     82,491      74,648
NON-INTEREST EXPENSE
 Salaries and wages                                34,439     29,732     67,668      58,836
 Pension and other employee benefits                7,171      6,576     15,221      13,091
 Net occupancy of banking premises                  6,850      6,818     13,616      13,519
 Furniture and equipment                            5,219      4,984     10,285       9,559
 Intangible amortization                            3,818      3,554      7,774       6,891
 Other                                             20,259     18,720     39,265      37,752
                                                 --------   --------   --------    --------
     Total Non-Interest Expense                    77,756     70,384    153,829     139,648
                                                 --------   --------   --------    --------
   Income Before Income Taxes                      42,233     36,647     80,647      73,372
Income Taxes                                       14,603     12,559     27,861      24,989
                                                 --------   --------   --------    --------
     Net Income                                  $ 27,630   $ 24,088   $ 52,786    $ 48,383
                                                 ========   ========   ========    ========
Net income per common share:
  Basic                                          $    .53   $    .45   $   1.01    $    .90
  Diluted                                             .52        .44        .98         .88

Dividends per common share                           .195       .175        .37        .325


See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                       June 30    December 31     June 30
                                                        2000          1999         1999
                                                     ----------   -----------   ----------
Assets
Cash and due from banks                              $  660,068    $  760,612   $  655,431
Time deposits                                             6,709         6,546        2,628
Securities held to maturity                              78,337        85,045       95,435
Securities available for sale                         1,614,106     1,544,865    1,725,002
Securities trading                                                          1          682
Federal funds sold and securities purchased
  under resale agreements                               135,275        34,950       25,125
Loans, net of unearned discount of $6,713 at
  June 30, 2000; $6,217 at December 31, 1999
  and $4,942 at June 30, 1999                         4,425,799     4,166,728    3,973,749
    Less: Allowance for possible loan losses            (58,965)      (58,345)     (58,974)
                                                     ----------    ----------   ----------
      Net Loans                                       4,366,834     4,108,383    3,914,775
Banking premises and equipment                          146,591       142,984      143,291
Accrued interest and other assets                       320,010       313,294      340,069
                                                     ----------    ----------   ----------
      Total Assets                                   $7,327,930    $6,996,680   $6,902,438
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $1,781,292    $1,601,977   $1,594,194
  Correspondent banks                                   201,493       212,942      216,878
  Public funds                                           52,265        48,341       42,131
                                                     ----------    ----------   ----------
     Total demand deposits                            2,035,050     1,863,260    1,853,203
Time Deposits:
  Savings and Interest-on-Checking                      946,060       984,438      940,062
  Money market deposit accounts                       1,665,102     1,635,524    1,655,953
  Time accounts                                       1,237,584     1,234,894    1,249,722
  Public funds                                          243,774       235,716      194,587
                                                     ----------    ----------   ----------
     Total time deposits                              4,092,520     4,090,572    4,040,324
                                                     ----------    ----------   ----------
     Total deposits                                   6,127,570     5,953,832    5,893,527
Federal funds purchased and securities
  sold under repurchase agreements                      273,218       333,459      296,875
Accrued interest and other liabilities                  304,031       101,565      103,550
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                    98,541        98,513       98,486
                                                     ----------    ----------   ----------
     Total Liabilities                                6,803,360     6,487,369    6,392,438
Shareholders' Equity
Common stock, par value $.01 per share                      536           536          536
  Shares authorized:90,000,000
  Shares issued: 53,561,616;
    53,561,616; and 53,558,846
Surplus                                                 186,176       185,437      184,741
Retained earnings                                       414,305       382,168      353,244
Accumulated other comprehensive loss,
  net of tax                                            (37,901)      (39,110)     (28,507)
Treasury Stock (1,531,024; 738,463; 500 shares)         (38,546)      (19 720)         (14)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         524,570       509,311      510,000
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $7,327,930    $6,996,680   $6,902,438
                                                     ==========    ==========   ==========



See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                 Accumulated
                                                                    Other
                                                                Comprehensive
                                     Common           Retained  Income/(Loss)  Treasury
                                     Stock   Surplus   Earnings   net of tax     Stock      Total
                                     ------  --------  --------  -----------  ----------   --------
Balance at January 1, 1999            $267   $183,151  $321,754   $  7,747                 $512,919
  Net income for the twelve months
    ended December 31, 1999                              97,642                              97,642
  Unrealized loss on securities
    available for sale of $46,913,
     net of tax and reclassification
     adjustment for after-tax gains
     included in net income of $56                                 (46,857)                 (46,857)
                                                                                           --------
       Total comprehensive income                                                            50,785
                                                                                           --------
  Proceeds from employee stock
    purchase plan and options            1        856    (1,816)                $3,315        2,356
  Tax benefit related to exercise
    of stock options                            1,698                                         1,698
  Purchase of treasury stock                                                   (24,318)     (24,318)
  Issuance of restricted stock                              (23)                 1,283        1,260
  Restricted stock plan deferred
    compensation, net                                       624                                 624
  Cash dividend                                         (36,013)                            (36,013)
  Two-for-one-stock-split              268       (268)
                                      ----   --------  --------   --------    --------     --------
Balance at December 31, 1999          $536   $185,437  $382,168   $(39,110)   $(19,720)    $509,311
  Net income for the six
    months ended June 30, 2000                           52,786                              52,786
  Unrealized gain on securities
    available for sale of $1,204,
     net of tax and reclassification
     adjustment for after-tax losses
     included in net income of $5                                    1,209                    1,209
                                                                                           --------
       Total comprehensive income                                                            53,995
                                                                                           --------
  Proceeds from employee stock
    purchase plan and options                        28    (2,049)                 3,261      1,240
  Tax benefit related to exercise
    of stock options                              707                                           707
  Purchase of treasury stock                                                   (22,188)     (22,188)
  Issuance of restricted stock                      4        (5)                   101          100
  Restricted stock plan deferred
    compensation, net                                       807                                 807
  Cash dividend                                         (19,402)                            (19,402)
                                      ----   --------  --------   --------    --------     --------
Balance at June 30, 2000              $536   $186,176  $414,305   $(37,901)   $(38,546)    $524,570
                                      ====   ========  ========   ========    ========     ========



See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                 Six Months Ended
                                                                     June 30
                                                                ------------------
                                                                  2000       1999
                                                                -------    -------
Operating Activities
Net income                                                     $ 52,786   $ 48,383
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                            5,549      5,975
    Credit for deferred taxes                                    (2,688)    (3,470)
    Accretion of discounts on loans                                (566)      (100)
    Accretion of securities' discounts                           (1,338)    (1,063)
    Amortization of securities' premiums                            885      2,825
    Net decrease in trading securities                                1         27
    Net loss on securities transactions                               8         68
    Net gain on sale of assets                                   (2,113)    (2,736)
    Depreciation and amortization                                16,764     15,600
    Increase in interest receivable                              (5,419)    (3,871)
    Increase in interest payable                                  2,637      2,810
    Originations of mortgages held-for-sale                     (52,313)   (81,695)
    Proceeds from sales of loans held-for-sale                   53,042     83,880
    Net change in other assets and liabilities                   18,859    (26,966)
                                                              ---------    -------
      Net cash provided by operating activities                  86,094     39,667

Investing Activities
Proceeds from maturities of securities held to maturity           6,819     16,071
Purchases of investment securities                                 (100)       (99)
Proceeds from sales of securities available for sale             95,784    265,414
Proceeds from maturities of securities available for sale       131,805    366,230
Purchases of securities available for sale                     (294,538)  (340,607)
Net increase in loans                                          (264,206)  (217,603)
Net increase in bank premises and equipment                     (10,541)    (7,888)
Proceeds from sales of repossessed properties                       732        376
Net cash and cash equivalents paid for acquisitions                (859)   (23,788)
                                                              ---------   --------
  Net cash (used) provided by investing activities             (335,104)    58,106

Financing Activities
Net increase in demand deposits,
  IOC accounts, and savings accounts                            171,048      2,368
Net increase (decrease) in certificates of deposits               2,690   (180,203)
Net increases (decrease) in short-term borrowings               114,759     (8,689)
Net proceeds from issuance of common stock                        2,047      2,022
Purchase of treasury stock                                      (22,188)      (535)
Dividends paid                                                  (19,402)   (17,393)
                                                               --------   --------
     Net cash provided (used) by financing activities           248,954   (202,430)
                                                               --------   --------
     Decrease in cash and cash equivalents                          (56)  (104,657)
Cash and cash equivalents at beginning of year                  802,108    787,841
                                                               --------   --------
     Cash and cash equivalents at the end of the period        $802,052   $683,184
                                                               ========   ========

Supplemental information:
  Interest Paid                                                $ 85,476   $ 71,073

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


                                                     Six Months Ended
                                                         June 30
                                                    ------------------
(in thousands)                                        2000       1999
----------------------------------------------------------------------
Balance at beginning of the period                  $58,345    $53,616
Provision for possible loan losses                    5,549      5,975
Loan loss reserve of acquired institutions                       1,066
Net charge-offs:
  Losses charged to the allowance                    (6,680)    (4,483)
  Recoveries                                          1,751      2,800
                                                    -------    -------
    Net (charge-offs)                                (4,929)    (1,683)
                                                    -------    -------
Balance at the end of period                        $58,965    $58,974
                                                    =======    =======

Note C - Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At June 30, 2000, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest revenue was recognized on loans impaired as of June 30, 2000 and 1999. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.




The following is a summary of loans considered to be impaired:


                                                             June 30
                                                       -------------------
(in thousands)                                          2000         1999
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $1,473       $2,471
Impaired loans with a valuation reserve                 6,343        2,837
                                                       ------       ------
Total recorded investment in impaired loans            $7,816       $5,308
                                                       ======       ======
Average recorded investment in impaired loans          $8,637       $5,372
Valuation reserve                                       2,632        2,208


Note D - Earnings Per Common Share

The reconciliation of earnings per share follows:

                                               Six Months Ended        Three Months Ended
                                                   June 30                   June 30
                                            ------------------------  --------------------
(in thousands, except per share amounts)      2000         1999         2000        1999
------------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income            $52,786      $48,383      $27,630      $24,088
                                            =======      =======      =======      =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares          52,458       53,512       52,235       53,554
Dilutive effect of stock options              1,139        1,366        1,283        1,395
                                            -------      -------      -------      -------
Denominator for diluted earnings per share   53,597       54,878       53,518       54,949
                                            =======      =======      =======      =======

Earnings per share:
Basic                                       $  1.01      $   .90      $   .53      $   .45
Diluted                                         .98          .88          .52          .44


Note E - Capital

     The table below reflects various measures of regulatory capital at June 30, 2000 and 1999.


                                              June 30, 2000            June 30, 1999
                                           -------------------      ------------------
Capital                                      Amount     Ratio         Amount     Ratio
--------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                        $  539,611   10.62%      $  503,171   11.26%
     Tier 1 Capital Minimum requirement       203,255    4.00          178,702    4.00

     Total Capital                         $  598,576   11.78%      $  559,054   12.51%
     Total Capital Minimum requirement        406,509    8.00          357,404    8.00

Risk-adjusted assets, net of goodwill      $5,081,363               $4,467,555
Leverage ratio                                           7.68%                    7.51%
Average equity as a percentage
of average assets                                        7.33                     7.78


     At June 30, 2000 and 1999, Cullen/Frost's subsidiary banks were considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary banks currently exceed all minimum capital requirements. Management is not aware of any conditions or events the would have changed the Corporation's capital rating since June 30, 2000.
     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if Cullen/Frost fails to meet the minimum requirements, that could have a direct material effect on Cullen/Frost's financial statements.


Note F - Income Taxes


                                           Six Months Ended          Three Months Ended
                                                June 30                   June 30
                                         --------------------       -------------------
(in thousands)                             2000         1999          2000        1999
=======================================================================================
Current tax expense                      $30,549      $28,459       $15,998     $14,738
Deferred tax benefit                      (2,688)      (3,470)       (1,395)     (2,179)
                                         -------      -------       -------     -------
Income taxes                             $27,861      $24,989       $14,603     $12,559
                                         =======      =======       =======     =======
Income tax payments                      $25,276      $26,804       $25,276     $25,872


Net deferred tax assets at June 30, 2000, were $41.8 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years.


Note G - Merger and Acquisitions

     On July 1, 2000 Frost Insurance Agency ("FIA"), a subsidiary of The Frost National Bank, acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin based independent insurance agency.
Nieman Hanks offers property and casualty insurance, professional and umbrella liability, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning. Nieman Hanks is the third acquisition made by Frost Insurance Agency, following the additions of Professional Insurance Agents and Wayland Hancock mentioned below. The purchase method of accounting was used to record the transaction and as such, the results of operations will be included from the date of acquisition.
     On May 6, 2000, United States National Bank of Galveston merged its charter into The Frost National Bank. The Galveston-based bank has been a member bank of Cullen/Frost since 1982.
     On April 1, 2000, FIA acquired Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock"), a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. Wayland Hancock was Frost Insurance Agency's second acquisition, following the 1999 acquisition of Victoria-based Professional Insurance Agents, Inc. The purchase method of accounting was used to record both transactions.

Note H - Accounting Changes

     In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the required adoption date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will require the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Even though early adoption is allowed, Cullen/Frost has no plans to adopt this statement prior to the effective date for the Corporation of January 1, 2001. The impact on future results will depend on the financial position of the Corporation and the nature and purpose of the derivatives in use by Cullen/Frost at that time.

Note I - Operating Segments

     Cullen/Frost has two reportable operating segments: Banking and the Financial Management Group. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking includes direct and indirect loans, mortgage loans and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management, insurance and brokerage services. These business units were identified through the products and services that are offered within each unit.
     The accounting policies of the individual business units are the same as the Corporation except for the following items. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.



Six Months Ended:                                                   Financial
                                                                    Management                  Consolidated
(in thousands)                                          Banking        Group         Non-Banks      Total
============================================================================================================
June 30, 2000
Revenues from (expenses to) external customers        $207,745       $33,408         $(1,128)       $240,025
                                                      ------------------------------------------------------
Net income (loss)                                     $ 51,023       $ 8,074         $(6,311)       $ 52,786
                                                      ======================================================


============================================================================================================
June 30, 1999
Revenues from (expenses to) external customers        $193,296       $29,981         $(4,282)       $218,995
                                                      ------------------------------------------------------
Net income (loss)                                     $ 45,856       $ 7,298         $(4,771)       $ 48,383
                                                      ======================================================




Three Months Ended:                                                 Financial
                                                                    Management                  Consolidated
(in thousands)                                          Banking        Group         Non-Banks      Total
============================================================================================================
June 30, 2000
Revenues from (expenses to) external customers        $106,243       $17,069         $  (456)       $122,856
                                                      -------------------------------------------------------
Net income (loss)                                     $ 26,694       $ 4,142         $(3,206)       $ 27,630
                                                      =======================================================


============================================================================================================
June 30, 1999
Revenues from (expenses to) external customers        $ 96,840       $15,337         $(2,171)      $110,006
                                                      -------------------------------------------------------
Net income (loss)                                     $ 22,801       $ 3,857         $(2,570)      $ 24,088
                                                      =======================================================




Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Results of Operations
     The results of operations are included in the material that follows. All balance sheet amounts are presented in averages unless otherwise noted. Certain reclassifications have been made to make prior quarters comparable. Taxable-equivalent adjustments assume a 35 percent federal income tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.
     Cullen/Frost reported net income of $27.6 million or $.52 per diluted common share for the quarter ended June 30, 2000 compared to $25.2 million or $.47 per diluted common share for the first quarter of 2000 and net income of $24.1 million or $.44 per diluted common share for the second quarter of 1999. Operating earnings for the quarter, which exclude an after-tax net impact from the sale of mortgage servicing rights, were $26.7 million or $.50 per diluted common share, a 14 percent increase from the $.44 per diluted common share reported in the second quarter last year. Net income for the six months ended June 30, 2000 was $52.8 million or $.98 per diluted common share compared to $48.4 million or $.88 per diluted common share for the same period of 1999. Operating earnings for the first six months of 2000 were $51.9 million, or $.97 per diluted common share, an increase of ten percent from $.88 per diluted common share reported in the first six months of 1999.
     Return on average equity and average assets were 21.31 percent and 1.56 percent, respectively for the second quarter of 2000. This compares to 18.23 percent and 1.42 percent for the second quarter of 1999. Return on average equity and average assets for the six months ended June 30, 2000 increased to
20.54 percent and 1.52 percent compared to 18.51 percent and 1.43 percent for 1999. Operating return on average equity and average assets were 20.58 percent and 1.51 percent, respectively for the second quarter of 2000 and 20.18 percent and 1.49 percent for the six months ended June 30, 2000.

                                                     Summary of Operations
                                       -------------------------------------------------
                                                                 Three Months Ended
                                       Six Months Ended      ---------------------------
                                            June 30                 2000          1999
                                       -----------------     ------------------  -------
                                         2000      1999      June 30   March 31  June 30
----------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                     $159,807  $146,630     $81,095   $78,712   $74,023
Taxable-equivalent adjustment            2,273     2,283       1,113     1,160     1,116
                                      --------  --------     -------   -------   -------
Net interest income                    157,534   144,347      79,982    77,552    72,907
Provision for possible loan losses       5,549     5,975       2,867     2,682     2,975
Non-Interest income:
  Net loss on securities transactions       (8)      (68)                   (8)
  Other                                 82,499    74,716      42,874    39,625    37,099
                                      --------  --------     -------   -------   -------
    Total non-interest income           82,491    74,648      42,874    39,617    37,099
Non-Interest expense:
  Intangible amortization                7,774     6,891       3,818     3,956     3,554
  Other                                146,055   132,757      73,938    72,117    66,830
                                      --------  --------     -------   -------   -------
    Total non-interest expense         153,829   139,648      77,756    76,073    70,384
                                      --------  --------     -------   -------   -------

Income before income taxes              80,647    73,372      42,233    38,414    36,647
Income Taxes                            27,861    24,989      14,603    13,258    12,559
                                      --------  --------     -------   -------   -------
Net Income                            $ 52,786  $ 48,383     $27,630   $25,156   $24,088
                                      ========  ========     =======   =======   =======

Net income per diluted common share:  $    .98  $    .88     $   .52   $   .47   $   .44

Return on Average Assets                  1.52%     1.43%       1.56%     1.47%     1.42%
Return on Average Equity                 20.54     18.51       21.31     19.76     18.23



Results of Segment Operations

     The Corporation's operations are managed along two major Operating
Segments: Banking and the Financial Management Group. The following table summarizes net income by Operating Segment for the six months and three months ended June 30, 2000 and 1999.


                                           Six Months Ended           Three Months Ended
                                               June 30                     June 30
                                          --------------------       --------------------
(in thousands)                              2000         1999           2000         1999
=========================================================================================
Banking                                   $51,023      $45,856       $26,694      $22,801
Financial Management Group                  8,074        7,298         4,142        3,857
Non-Banks                                  (6,311)      (4,771)       (3,206)      (2,570)
                                          --------------------       --------------------
Consolidated net income                   $52,786      $48,383       $27,630      $24,088
                                          ====================       ====================


     The increase in Banking net income for the six months and three months ended June 30, 2000 was due primarily to higher net interest income due to loan growth and higher non-interest income impacted by internal growth, new business initiatives and acquisitions. Also, contributing to the increase was the after tax net gain from the sale of the mortgage servicing rights.
     The Financial Management Group net income increased 10.6 percent on a year-to-date comparison and 7.4 percent compared to the second quarter last year. Most of the growth was due to Frost Investment Services, which includes brokerage services as well as personal wealth management.
     Most of the increase in the operating loss for non-banks was impacted by expenses relating to Frost Securities Inc., a section 20 investment banking subsidiary that began operations in August of 1999.

Net Interest Income

     Net interest margin was 5.33 percent for the second quarter of 2000 compared to 5.36 percent and 5.10 percent for the first quarter of 2000 and second quarter of 1999, respectively. The net interest spread of 4.34 percent decreased 13 basis points from the first quarter of 2000 and increased five basis points from the second quarter of 1999. The decreases in net interest margin and spread from the first quarter of 2000 were due to an increased net fed funds purchased position. The increase in net interest margin and spread from a year ago is primarily related to strong loan growth resulting in an improved earning asset mix.


                                   Change in Net Interest Income (Taxable-Equivalent)
                            ---------------------------------------------------------
                            Second Quarter        Second Quarter        Year-to-Date
                                 2000                  2000                 2000
                                  vs.                   vs.                  vs.
                            Second Quarter         First Quarter        Year-to-Date
                                 1999                  2000                 1999
                            --------------------------------------------------------
                                Amount                Amount               Amount
------------------------------------------------------------------------------------
Due to volume                   $4,204                $1,881              $ 7,602
Due to interest rate spread      2,868                   502                5,575
                                ------                ------              -------
                                $7,072                $2,383              $13,177
                                ======                ======              =======


Non-Interest Income

     Growth in non-interest income resulted primarily from growth in Trust fees and new fees from financial services initiatives such as Frost Securities and Frost Insurance Agency.

                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 2000             1999
                                       ------------------    --------------------   -------
Non-Interest Income                       2000      1999     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Trust fees                              $24,132   $22,799    $12,446     $11,686    $11,416
Service charges on deposit accounts      29,164    28,484     14,765      14,399     14,496
Other service charges, collection
  and exchange charges, commissions
  and fees                               12,651     7,364      6,595       6,056      4,170
Net loss on securities transactions          (8)      (68)                    (8)
Other                                    16,552    16,069      9,068       7,484      7,017
                                        -------   -------    -------     -------    -------
    Total                               $82,491   $74,648    $42,874     $39,617    $37,099
                                        =======   =======    =======     =======    =======


For the second quarter 2000...

     Total non-interest income was up $3.3 million or 8.2 percent compared to the first quarter of 2000 and up $5.8 million, or 15.6 percent compared to the second quarter of 1999. Included in this year's second quarter was a pre-tax gain from the sale of mortgage servicing rights of the existing mortgage loan portfolio for approximately $2 million.
     Trust fees were up $760 thousand or 6.5 percent compared to the first quarter of 2000 and up $1 million or 9.0 percent compared to the second quarter of 1999. This increase is primarily in investment fees offset by decreases in management fees associated with some small cap value funds. The market value of trust assets at the end of the second quarter of 2000 was $13.1 billion flat when compared to the first quarter of 2000 and up from $12.7 billion a year ago.
     Service charges on deposit accounts for the second quarter of 2000 increased $366 thousand or 2.5 percent from the first quarter of this year and $269 thousand or 1.9 percent from the second quarter of 1999. The increase from the previous quarter is a result of higher overdraft charges as well as cash management fees on commercial accounts. The increase from the same quarter a year ago is a result of higher overdraft charges offset by lower cash management fees on commercial accounts. The decrease in cash management fees from the year ago quarter reflects the impact of a higher earnings rate, which results in more payment for services through keeping balances rather than through the payment of fees. Other service charges were up $539 thousand or
8.9 percent compared to the previous quarter and up $2.4 million or 58.2 percent from the same quarter a year ago. Revenue from Frost Securities and insurance commission revenue were responsible for the growth in this category of non-interest income.
     Other non-interest income increased $1.6 million or 21.2 percent when compared to the previous quarter this year and $2.1 million or 29.2 percent when compared to the second quarter a year ago. This higher income resulted primarily from the $2 million non-recurring pre-tax gain from the sale of the mortgage servicing rights.


For the six months ended June 30, 2000...

     Non-interest income was up $7.8 million or 10.5 percent compared to the same period last year. Trust income increased $1.3 million or 5.8 percent from the same period a year ago, primarily in investment and oil and gas fees offset by decreases in management fees associated with some small cap value funds. Service charges on deposits increased $680 thousand or 2.4 percent compared to the same period one year ago. This increase is due to higher overdraft charges offset by lower cash management fees on commercial accounts and lower NSF charges. The decrease in cash management fees from the same period a year ago ago reflects the impact of a higher earnings rate, which results in more payment for services through keeping balances rather than through the payment of fees. Other service charge income increased $5.3 million or 71.8 percent from the same period last year. Primary contributors to this growth were insurance commission income, revenues from Frost Securities and mutual fund fees. Other income was up $483 thousand or 3.0 percent compared to the same period last year. This resulted from visa check card income and annuity income offset by lower gains on the sale of student loans.


Non-Interest Expense

     Higher non-interest expense resulted primarily from higher personnel and operating expenses in response to higher volumes, new business initiatives such as Frost Securities and Frost Insurance Agency, and market increases in salaries and wages.


                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 2000            1999
                                       ------------------    -------------------    -------
Non-Interest Expense                      2000      1999     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $ 67,668  $ 58,836    $34,439    $33,229     $29,732
Pension and other employee benefits      15,221    13,091      7,171      8,050       6,576
Net occupancy of banking premises        13,616    13,519      6,850      6,766       6,818
Furniture and equipment                  10,285     9,559      5,219      5,066       4,984
Intangible amortization                   7,774     6,891      3,818      3,956       3,554
Other                                    39,265    37,752     20,259     19,006      18,720
                                       --------  --------    -------    -------     -------
      Total                            $153,829  $139,648    $77,756    $76,073     $70,384
                                       ========  ========    =======    =======     =======


For the second quarter 2000...

     Non-interest expense was up $1.7 million or 2 percent compared to last quarter and increased $7.4 million or 10.5 percent compared to the second quarter of 1999.
     Salaries and wages increased $1.2 million compared with the first quarter of 2000 and were up $4.7 million or 15.8 percent from the second quarter of 1999. These increases were related to the new business initiatives and market increases in salaries and wages. Also impacting the second quarter were approximately $600 thousand in severance costs, related to the sale of the mortgage servicing rights and the initiation of the co-branding mortgage origination program with GMAC Mortgage Corporation. Pension and employee benefits were down $879 thousand or 10.9 percent compared to last quarter and up $595 thousand or 9.0 percent compared to the second quarter of 1999. The decrease from the previous quarter was a result of lower payroll taxes and medical expenses. The increase from a year ago is due to higher payroll taxes and bank contributions to the 401(k) stock plan.
     Net occupancy of banking premises expense remained flat with the first quarter of 2000 and the second quarter of 1999. Furniture and equipment expense increased $153 thousand or 3 percent and $235 thousand or 4.7 percent from the first quarter of 2000 and the second quarter last year, respectively. The increases were primarily due to higher software maintenance and service contracts costs.
     Other non-interest expenses increased $1.3 million or 6.6 percent and $1.5 million or 8.2 percent compared to the first quarter of 2000 and second quarter of 1999, respectively. The increase from the previous quarter is related to higher stationery, printing and supplies expenses, education expenses and sundry losses. The increase from a year ago is primarily due to higher professional expenses and sundry losses.

For the six months ended June 30, 2000...

     Total non-interest expense was up $14.2 million or 10.2 percent compared to the same period one year ago. Salaries and wages were up $8.8 million or 15 percent compared to the same period a year ago primarily because of the new business initiatives and market increases. Severance costs of almost $600 thousand impacted the first half of 2000 as a result of the sale of the mortgage servicing rights and the initiation of the co-branding mortgage origination program. Pension and other benefits increased $2.1 million or 16.3 percent from the same period last year due to higher payroll taxes, medical insurance costs and bank contributions to the 401(k) stock plan. Net occupancy of banking premises was constant compared to a year ago. Furniture and equipment expense increased $726 thousand or 7.6 percent due to higher amortized software and software maintenance and service contracts costs. Intangible amortization increased $883 thousand or 12.8 percent from the same period a year ago due to acquisitions. Other non-interest expenses increased $1.5 million or 4.0 percent, primarily due to higher professional expenses offset by lower stationery, printing and supplies expenses.


Income Taxes
     Cullen/Frost's effective tax rate for the first and second quarters of 2000 approximated 35 percent. The effective tax rate for the second quarter of 1999 approximated 34 percent.


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


                                                 Six Months Ended
                       --------------------------------------------------------------------
                                  June 2000                            June 1999
-------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible    "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes                $80,647     $7,774      $88,421     $73,372     $6,891      $80,263
Income taxes            27,861      1,701       29,562      24,989      1,602       26,591
                       -------     ------      -------     -------     ------      -------
Net income             $52,786     $6,073      $58,859     $48,383     $5,289      $53,672
                       =======     ======      =======     =======     ======      =======
Net income per diluted
  common share         $   .98     $  .12      $  1.10     $   .88     $  .10      $   .98

Return on assets          1.52%                   1.69%*      1.43%                   1.58%*
Return on equity         20.54                   22.90 **    18.51                   20.53**

 * Calculated as A/B
** Calculated as A/C                                           June 2000       June 1999
   -----------------                                           ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   58,859     $   53,672
(B) Total average assets                                        7,004,765      6,836,555
(C) Average shareholders' equity                                  516,829        527,104


                                               Three Months Ended
                       --------------------------------------------------------------------
                                  June 2000                           March 2000
-------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible    "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes                $42,233     $3,818      $46,051     $38,414     $3,956      $42,370
Income taxes            14,603        827       15,430      13,258        874       14,132
                       -------     ------      -------     -------     ------      -------
Net income             $27,630     $2,991      $30,621     $25,156     $3,082      $28,238
                       =======     ======      =======     =======     ======      =======
Net income per common
  share                $   .52     $  .05      $   .57     $   .47     $  .06      $   .53

Return on assets          1.56%                   1.73%*      1.47%                   1.65%*
Return on equity         21.31                   23.61 **    19.76                   22.18**

 * Calculated as A/B
** Calculated as A/C                                           June 2000      March 2000
   -----------------                                           ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   30,621     $   28,238
(B) Total average assets                                        7,111,133      6,899,514
(C) Average shareholders' equity                                  521,594        512,064


                                      Three Months Ended
                              --------------------------------
                                         June 1999
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
--------------------------------------------------------------
Income before income taxes     $36,647     $3,554     $40,201
Income taxes                    12,559        816      13,375
                               -------     ------     -------
Net income                     $24,088     $2,738     $26,826
                               =======     ======     =======
Net income per common share    $   .44     $  .05     $   .49

Return on assets                  1.42%                  1.58%*
Return on equity                 18.23                  20.30 **

 * Calculated as A/B
** Calculated as A/C

                                                             June 1999
                                                             ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   26,826
(B) Total average assets                                      6,808,655
(C) Average shareholders' equity                                529,919



     Cullen/Frost's cash earnings for the six months and second quarter ending June 30, 2000 were $58.9 million or $1.10 per diluted common share and $30.6 million or $.57 per diluted common share, respectively. Cash earnings return on assets and return on equity for the second quarter of 2000 were 1.73 percent and 23.61 percent, respectively.

Balance Sheet
     Average assets for the second quarter were $7.1 billion up $212 million or
12.3 percent on an annualized basis from the previous quarter and up $302 million or 4.4 percent from the second quarter of 1999. Total deposits averaged $6.0 billion for the current quarter, up $81 million or 5.5 percent on an annualized basis from the previous quarter and up $167 million or 2.9 percent when compared to the second quarter of 1999. Average loans for the second quarter of 2000 were $4.3 billion. This represents an increase in average loans of 11.7 percent on an annualized basis from the first quarter of 2000 and 11.6 percent from the second quarter of last year.

Loans


                                     2000                       1999
                            ----------------------    -----------------------
Loan Portfolio                          Percentage
Period-End Balances           June 30    of Total     December 31    June 30
-----------------------------------------------------------------------------
Commercial and industrial:
  Energy                    $  129,947      2.9%      $  129,394   $   62,789
  Other                      1,596,477     36.1        1,458,956    1,336,333
Consumer                       485,132     11.0          541,026      572,058
Real estate                  2,121,647     47.9        1,980,048    1,909,498
Other                           99,309      2.3           63,521       98,013
Unearned discount               (6,713)     (.2)          (6,217)      (4,942)
                            ----------    -----       ----------   ----------
Total Loans                 $4,425,799    100.0%      $4,166,728   $3,973,749
                            ==========    =====       ==========   ==========

     At June 30, 1999 period-end loans totaled $4.4 billion up 13.5 percent on an annualized basis from the previous quarter and up 11.4 percent from the same period last year. Most of the increase in loans is attributable to real estate up $142 million and commercial and industrial up $138 million from year-end 1999. This increase is partially offset by a $56 million decrease in consumer loans related to the continued run-off of indirect auto loans.

Real Estate Loans
     Real estate loans at June 30, 2000, were $2.1 billion or 47.9 percent of period-end loans compared to 48 percent a year ago. Residential permanent mortgage loans at June 30, 2000, were $717 million compared to $695 million at March 31, 2000, and $671 million at June 30, 1999. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. The majority of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company). Historically these type of loans have resulted in lower risk and provided financial stability and are less susceptible to economic swings.
     At June 30, 2000, real estate loans 90 days past due (excluding non-accrual loans) were $2.4 million, compared with $2.0 million at March 31, 2000, and $2.7 million at June 30, 1999.


                                                    2000                 1999
                                          ------------------------     --------
Real Estate Loans                                      Percentage
Period-End Balances                         June 30     of Total       June 30
-------------------------------------------------------------------------------
Construction                              $  403,747      19.0%      $  367,160
Land                                         145,861       6.9          112,958
Permanent mortgages:
  Commercial                                 481,517      22.7          405,431
  Residential                                716,710      33.8          671,105
Other                                        373,812      17.6          352,844
                                          ----------     ------      ----------
                                          $2,121,647     100.0%      $1,909,498
                                          ==========     ======      ==========
Non-accrual                               $    4,175        .2%      $    5,134


Mexico

     Cullen/Frost's cross border outstandings to Mexico, excluding $19.5 million in loans secured by assets held in the United States, totaled $8.8 million or .2 percent of total loans down from $17.4 million at March 31, 2000 and $48.4 million at June 30, 1999. The decrease from last quarter and the second quarter last year represents normal fluctuations in lines of credit used by Mexican banks to finance trade. At June 30, 2000, $285 thousand of Mexican-related loans were on non-performing status.



                                                    MEXICAN LOANS
                                               -----------------------
                                                         Percentage of
June 30, 2000                                   Amount    Total Loans
----------------------------------------------------------------------
Loans to financial institutions                 $8,795         .2%
Loans to private firms or individuals                6
                                                ------         --
                                                $8,801         .2%
                                                ======         ==

Non-Performing Assets




                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
June 30, 2000                                     Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual                                       $4,175   $8,841   $13,016
Foreclosed assets                                  2,594      362     2,956
                                                  ------   ------   -------
     Total                                        $6,769   $9,203   $15,972
                                                  ======   ======   =======
As a percentage of total
  non-performing assets                             42.4%    57.6%    100.0%


     Non-performing assets totaled $16.0 million at June 30, 2000 down 1.4 percent from $16.2 million at June 30, 1999 and down 11 percent from $18.0 million at March 31, 2000. Non-performing assets as a percentage of total loans and foreclosed assets decreased to .36 percent at June 30, 2000 from .41 percent one year ago.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $325 thousand for the second quarter of 2000, compared to approximately $217 thousand for the second quarter of 1999 and $271 thousand for the first quarter of 2000. For the six months ended June 30, 2000, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $596 thousand compared with approximately $467 thousand for the comparable period last year. Total loans 90 days past due (excluding non-accrual loans) were $5.8 million at June 30, 2000, compared to $5.6 million at June 30, 1999, and $6.3 million at March 31, 2000.


Allowance for Possible Loan Losses

     The allowance for possible loan losses was $59 million or 1.33 percent of period-end loans at June 30, 2000, compared to $59 million or 1.48 percent at June 30, 1999 and $58.5 million or 1.37 percent at March 31, 2000. The allowance for possible loan losses as a percentage of non-accrual loans was 453 percent at June 30, 2000, compared to 454 percent at June 30, 1999 and 401 percent at the end of the first quarter of 2000.
     Cullen/Frost recorded a $2.9 million provision for possible loan losses during the second quarter of 2000. This compares to $3 million provision for possible loan losses during the second quarter of 1999 and $2.7 million for the first quarter of 2000. Net charge-offs in the second quarter of 2000 totaled $2.4 million, compared to net charge-offs of $624 thousand and $2.6 million for the second quarter of 1999 and for the first quarter of 2000, respectively.
The net charge-offs in the second quarter of 1999 were low on a comparative basis due to a large recovery last year.


                                       NET CHARGE-OFFS (RECOVERIES)
                                       ----------------------------
                                              2000           1999
                                       ------------------   -------
                                        Second     First    Second
                                        Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real estate                            $    (7)  $    59   $    86
Commercial and industrial                1,689     1,075      (289)
Consumer                                   688     1,430       853
Other, including foreign                    (3)       (2)      (26)
                                       -------   -------   -------
                                       $ 2,367   $ 2,562   $   624
                                       =======   =======   =======

Provision for possible loan losses     $ 2,867   $ 2,682   $ 2,975
Allowance for possible loan losses      58,965    58,465    58,974


Capital and Liquidity
     At June 30, 2000, shareholders' equity was $525 million compared to $510 million at June 30, 1999 and $511 million at March 31, 2000. Activity in the shareholders equity account during 2000 includes $19.4 million of dividends paid and $22.2 million paid for the repurchase of shares of Cullen/Frost, offset by earnings growth. In addition, Cullen/Frost had an unrealized loss on securities available for sale, net of deferred taxes, of $37.9 million as of June 30, 2000 compared to an unrealized loss of $39.1 million as of December 31, 1999 which had the effect of increasing shareholder's equity by $1.2 million. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     The Cullen/Frost board of directors raised the cash dividend 11 percent in the second quarter of 2000 to $.195 per common share compared to $.175 per common share in the first quarter of 2000 and second quarter of 1999. This equates to a dividend payout ratio of 36.8 percent and 36.7 percent for the second and first quarters of 2000, respectively. The dividend payout ratio for the second quarter of 1999 was 38.9 percent.
     Funding sources available at the holding company level include a $7.5 million short-term line of credit. There were no borrowings outstanding from this source at June 30, 2000 or 1999.
     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.
     Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in Cullen/Frost's natural trade area which maintain accounts with and sell Federal funds to subsidiary banks of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Financial Modernization Legislation
     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 ("Modernization Act") was signed into law. The Modernization Act: (i) allows bank holding companies meeting management, capital and CRA standards, and receiving the prior approval of the Federal Reserve, to engage in a substantially broader range of financial activities and activities incidental to financial activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; (ii) allows insurers and other financial services companies to acquire banks; (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) established the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. Bank holding companies approved for the broader range of activities are called "financial holding companies". This part of the Modernization Act became effective on March 11, 2000. Cullen/Frost was designated a financial holding company under the Modernization Act effective March 15, 2000.
     The Modernization Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including Cullen/Frost, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.


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


Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)

                                           June 30, 2000                 June 30, 1999
                                    ----------------------------  ----------------------------
                                                Interest                      Interest
                                     Average    Income/   Yield/   Average    Income/   Yield/
                                     Balance    Expense    Cost    Balance    Expense    Cost
                                    ----------  --------  ------  ----------  --------  ------
ASSETS
Time deposits                       $    6,952  $    270   5.72%  $    1,522  $     25  3.29%
Securities:
 U.S. Treasury                         127,765     3,701   5.83      195,660     4,844  4.99
 U.S. Government agencies
  and corporations                   1,344,320    45,883   6.83    1,596,862    50,606  6.34
 States and political subdivisions
   Tax-exempt                          148,448     5,603   7.55      136,358     4,991  7.32
   Taxable                               3,463       115   6.67        3,647       107  5.85
 Other                                  34,707     1,458   8.40       43,010     1,234  5.74
                                    ----------  --------           ---------  --------
  Total securities                   1,658,703    56,760   6.85    1,975,537    61,782  6.26
Federal funds sold and securities
  purchased under resale agreements     68,417     2,100   6.07       47,528     1,163  4.87
Loans, net of unearned discount      4,272,968   188,790   8.89    3,823,480   157,543  8.31
                                    ----------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned              6,007,040   247,920   8.29    5,848,067   220,513  7.59
Cash and due from banks                604,410                       613,395
Allowance for possible loan losses     (58,773)                      (55,930)
Banking premises and equipment         145,062                       138,811
Accrued interest and other assets      307,026                       292,212
                                    ----------                    ----------
  Total Assets                      $7,004,765                    $6,836,555
                                    ==========                    ==========
LIABILITIES

  Commercial and individual         $1,601,978                    $1,500,961
  Correspondent banks                  220,686                       220,428
  Public funds                          30,520                        39,098
                                    ----------                     ---------
     Total demand deposits           1,853,184                     1,760,487
Time deposits:
 Savings and Interest-on-Checking      976,027     3,237    .67      947,250     3,308   .70
 Money market deposit accounts       1,638,872    35,157   4.31    1,574,255    28,070  3.60
 Time accounts                       1,229,774    29,792   4.87    1,259,466    26,931  4.31
 Public funds                          232,334     5,131   4.44      235,636     4,198  3.59
                                    ----------  --------           ---------  --------
    Total time deposits              4,077,007    73,317   3.62    4,016,607    62,507  3.14
                                    ----------                     ---------
  Total Deposits                     5,930,191                     5,777,094
Federal funds purchased and securities
  sold under repurchase agreements     302,376     7,914   5.18      316,326     6,738  4.24
Long-term notes payable                  2,548        70   5.53          891        26  5.84
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net          98,529     4,238   8.60       98,471     4,238  8.61
Other borrowings                        69,832     2,574   7.41       12,895       374  5.86
                                    ----------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,550,292    88,113   3.89    4,445,190    73,883  3.35
                                    ----------  --------   ----   ----------  --------  ----
Accrued interest and other liabilities  84,460                       103,774
                                    ----------                    ----------
Total Liabilities                    6,487,936                     6,309,451
SHAREHOLDERS' EQUITY                   516,829                       527,104
                                    ----------                    ----------
Total Liabilities and
  Shareholders' Equity              $7,004,765                    $6,836,555
                                    ==========                    ==========
Net interest income                             $159,807                      $146,630
                                                ========                      ========
Net interest spread                                        4.40%                        4.24%
                                                           ====                         ====
Net interest income to total average earning assets        5.34%                        5.04%
                                                           ====                         ====
*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)


                                            June 30, 2000                March 31, 2000
                                     ---------------------------  --------------------------
                                                 Interest                     Interest
                                       Average   Income/  Yield/    Average   Income/  Yield/
                                       Balance   Expense   Cost     Balance   Expense   Cost
                                     ----------  -------- ------  ---------- --------- -----
ASSETS
Time deposits                        $    7,022  $    125  6.04%  $    6,883 $    145  5.48%
Securities:
 U.S. Treasury                          123,932     1,837  5.96      131,598    1,864  5.70
 U.S. Government agencies
  and corporations                    1,372,244    23,515  6.85    1,316,395   22,368  6.80
 States and political subdivisions
   Tax-exempt                           148,872     2,794  7.51      148,024    2,810  7.59
   Taxable                                3,460        58  6.67        3,466       58  6.66
 Other                                   35,067       934 10.66       34,346      523  6.09
                                     ----------  --------         ----------  -------
     Total securities                 1,683,575    29,138  6.93    1,633,829   27,623  6.77
Federal funds sold and securities
  purchased under resale agreements      86,578     1,372  6.27       50,256      728  5.73
Loans, net of unearned discount       4,334,450    97,366  9.04    4,211,488   91,423  8.73
                                     ----------  --------         ---------- --------
Total Earning Assets and
    Average Rate Earned               6,111,625   128,001  8.41    5,902,456  119,919  8.16
Cash and due from banks                 607,792                      601,030
Allowance for possible loan losses      (58,951)                     (58,598)
Banking premises and equipment          146,498                      143,625
Accrued interest and other assets       304,169                      311,001
                                     ----------                   ----------
  Total Assets                       $7,111,133                   $6,899,514
                                     ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual          $1,636,719                   $1,567,238
  Correspondent banks                   217,843                      223,528
  Public funds                           29,157                       31,882
                                     ----------                   ----------
     Total demand deposits            1,883,719                    1,822,648
Time deposits:
 Savings and Interest-on-Checking       974,995     1,621   .67      977,059    1,615   .66
 Money market deposit accounts        1,645,561    18,343  4.48    1,632,184   16,814  4.14
 Time accounts                        1,235,310    15,593  5.08    1,224,239   14,200  4.66
 Public funds                           231,319     2,703  4.70      233,349    2,428  4.19
                                     ----------   -------         ----------  -------
    Total time deposits               4,087,185    38,260  3.76    4,066,831   35,057  3.47
                                     ----------   -------         ----------  -------
  Total Deposits                      5,970,904                    5,889,479
Federal funds purchased and securities
  sold under repurchase agreements      318,303     4,376  5.44      286,449    3,538  4.89
Long-term notes payable                   2,460        31  5.04        2,635       39  5.92
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net           98,534     2,119  8.60       98,524    2,119  8.60
Other borrowings                        113,074     2,120  7.54       26,591      454  6.87
                                     ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid               4,619,556    46,906  4.07    4,481,030   41,207  3.69
                                     ----------   -------  ----   ----------  -------  ----
Accrued interest and other liabilities   86,264                       83,772
                                     ----------                   ----------
Total Liabilities                     6,589,539                    6,387,450
SHAREHOLDERS' EQUITY                    521,594                      512,064
                                     ----------                   ----------
Total Liabilities and
  Shareholders' Equity               $7,111,133                   $6,899,514
                                     ==========                   ==========
Net interest income                              $ 81,095                    $ 78,712
                                                 ========                    ========
Net interest spread                                        4.34%                       4.47%
                                                           ====                        ====
Net interest income to total average earning assets        5.33%                       5.36%
                                                           ====                        ====
*Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)


                                         December 31, 1999            September 30, 1999
                                   ----------------------------  ---------------------------
                                                Interest                     Interest
                                     Average    Income/  Yield/   Average    Income/  Yield/
                                     Balance    Expense  Cost     Balance    Expense  Cost
                                   ----------  --------- -----  ----------  --------  -----
ASSETS
Time deposits                      $    5,810  $     94  5.40%  $    3,506  $     45  5.10%
Securities:
 U.S. Treasury                        142,335     1,891  5.27      173,832     2,241  5.12
 U.S. Government agencies
  and corporations                  1,349,023    22,361  6.63    1,375,186    22,524  6.55
 States and political subdivisions
   Tax-exempt                         149,009     2,775  7.45      143,012     2,617  7.32
   Taxable                              3,510        58  6.58        3,540        58  6.55
 Other                                 35,683       513  5.75       33,647       456  5.42
                                   ----------  --------         ----------  --------
     Total securities               1,679,560    27,598  6.57    1,729,217    27,896  6.45
Federal funds sold and securities
  purchased under resale agreements   122,332     1,678  5.37      106,962     1,404  5.14
Loans, net of unearned discount     4,101,779    88,663  8.58    3,985,270    84,191  8.38
                                   ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned             5,909,481   118,033  7.94    5,824,955   113,536  7.75
Cash and due from banks               644,251                      608,414
Allowance for possible loan losses    (58,795)                     (59,221)
Banking premises and equipment        144,013                      144,092
Accrued interest and other assets     319,615                      321,928
                                   ----------                   ----------
  Total Assets                     $6,958,565                   $6,840,168
                                   ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,576,527                   $1,553,142
  Correspondent banks                 223,178                      222,049
  Public funds                         35,118                       37,006
                                   ----------                   ----------
     Total demand deposits          1,834,823                    1,812,197
Time deposits:
 Savings and Interest-on-Checking     955,664     1,624   .67      943,741     1,626   .68
 Money market deposit accounts      1,705,498    16,700  3.88    1,691,611    15,708  3.68
 Time accounts                      1,236,682    13,645  4.38    1,246,044    13,238  4.22
 Public funds                         223,733     1,998  3.54      188,856     1,772  3.72
                                   ----------  --------         ----------  --------
    Total time Deposits             4,121,577    33,967  3.27    4,070,252    32,344  3.15
                                   ----------  --------         ----------  --------
  Total Deposits                    5,956,400                    5,882,449
Federal funds purchased and securities
  sold under repurchase agreements    271,477     3,128  4.51      238,757     2,635  4.32
Long-term notes payable                 2,657        38  5.76        2,702        39  5.71
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net         98,506     2,119  8.60       98,492     2,119  8.61
Other borrowings                       13,083       171  5.19        9,896       159  6.40
                                   ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid             4,507,300    39,423  3.47    4,420,099    37,296  3.35
                                   ----------  --------  ----   ----------  --------  ----
Accrued interest and other
  liabilities                          97,040                       90,258
                                   ----------                   ----------
Total Liabilities                   6,439,163                    6,322,554
SHAREHOLDERS' EQUITY                  519,402                      517,614
                                   ----------                   ----------
Total Liabilities and
  Shareholders' Equity             $6,958,565                   $6,840,168
                                   ==========                   ==========
Net interest income                            $ 78,610                     $ 76,240
                                               ========                     ========
Net interest spread                                      4.47%                        4.40%
                                                         ====                         ====
Net interest income to total average earning assets      5.29%                        5.21%
                                                         ====                         ====
* Taxable-equivalent basis assuming a 35% tax rate.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)


                                            June 30, 1999
                                    -----------------------------
                                                 Interest
                                       Average   Income/   Yield/
                                       Balance   Expense   Cost
                                    ----------   --------  ------
ASSETS
Time deposits                       $    2,599   $     21  3.26%
Securities:
 U.S. Treasury                         184,647      2,279  4.95
 U.S. Government agencies
  and corporations                   1,500,643     23,986  6.39
 States and political subdivisions
   Tax-exempt                          141,183      2,639  7.48
   Taxable                               3,591         58  6.43
 Other                                  32,002        442  5.52
                                    ----------   --------
     Total securities                1,862,066     29,404  6.32
Federal funds sold and securities
  purchased under resale agreement      66,407        831  4.95
Loans, net of unearned discount      3,885,535     79,923  8.25
                                    ----------   --------
Total Earning Assets and
    Average Rate Earned              5,816,607    110,179  7.59
Cash and due from banks                608,476
Allowance for possible loan losses     (57,310)
Banking premises and equipment         140,684
Accrued interest and other assets      300,198
                                    ----------
  Total Assets                      $6,808,655
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,519,140
  Correspondent banks                  223,648
  Public funds                          37,146
                                    ----------
     Total demand deposits           1,779,934
Time deposits:
 Savings and Interest-on-Checking      958,665      1,652   .69
 Money market deposit accounts       1,606,753     14,375  3.59
 Time accounts                       1,250,747     13,174  4.22
 Public funds                          207,827      1,907  3.68
                                    ----------   --------
    Total time deposits              4,023,992     31,108  3.10
                                    ----------   --------
  Total Deposits                     5,803,926
Federal funds purchased and securities
  sold under repurchase agreements     256,954      2,731  4.20
Long-term notes payable                  1,772         26  5.82
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net          98,478      2,119  8.61
Other borrowings                        12,590        172  5.49
                                    ----------   --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,393,786     36,156  3.30
                                    ----------   --------  ----
Accrued interest and other liabilities 105,016
                                    ----------
Total Liabilities                    6,278,736
SHAREHOLDERS' EQUITY                   529,919
                                    ----------
Total Liabilities and
  Shareholders' Equity              $6,808,655
                                    ==========
Net interest income                              $ 74,023
                                                 ========
Net interest spread                                        4.29%
                                                           ====
Net interest income to total average earning assets        5.10%
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




Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 31, 2000. The following matters were submitted to a vote of the Corporation's shareholders.

1.  Election of Directors:

     Election of six director nominees into Class I with terms expiring in 2003 was approved with no nominee receiving less than 42.1 million votes.


Nominee                     Total Votes For     Total Votes Withheld
-------                     ---------------     --------------------
Class I:
Isaac Arnold, Jr.            42,144,144             5,943,103
Harry H. Cullen              47,999,182                88,065
Patrick B. Frost             47,997,972                89,275
James L. Hayne               47,510,721               576,526
Robert S. McClane            47,979,550               107,697
Mary Beth Williamson         47,994,153                93,094


2.  Selection of Independent Auditors

   Total Votes For        47,731,150
   Total Votes Withheld      356,097




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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   July 26, 2000                      By: /S/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)




                         Cullen/Frost Bankers, Inc.
                                 Form 10-Q
                               Exhibit Index
Exhibit   Description
-------  -------------------------------------------------------------
27       Statement re: Financial Data Schedule 6-30-00 (EDGAR VERSION)