Form 10-Q
period 2000-09-30
CULLEN FROST BANKERS INC
filed 2000-10-26
CIK 39263

Securities and Exchange Commission
                              Washington, D.C. 20549




                                    Form 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



    For Quarter Ended September 30, 2000     Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At October 24, 2000, there were 51,787,658 shares of Common Stock, $.01 par value, outstanding.



Part I. Financial Information

Item 1.  Financial Statements (Unaudited)


Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                 Three Months Ended     Nine Months Ended
                                                     September 30         September 30
                                                 -------------------   -------------------
                                                   2000       1999       2000       1999
                                                 --------   --------   --------   --------
INTEREST INCOME
 Loans, including fees                           $101,684   $ 84,057   $290,206   $241,103
 Securities:
    Taxable                                        24,783     25,316     75,886     82,273
    Tax-exempt                                      1,859      1,644      5,511      4,683
                                                 --------   --------   --------   --------
      Total Securities                             26,642     26,960     81,397     86,956
Time deposits                                         114         45        384         70
 Federal funds sold and securities purchased
   Under resale agreements                          3,052      1,404      5,152      2,567
                                                 --------   --------   --------   --------
      Total Interest Income                       131,492    112,466    377,139    330,696
INTEREST EXPENSE
 Deposits                                          41,529     32,345    114,846     94,852
 Federal funds purchased and securities
   sold under repurchase agreements                 4,770      2,635     12,684      9,373
 Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                               2,118      2,118      6,356      6,356
 Long-term notes payable and other borrowings       1,111        199      3,755        599
                                                 --------   --------   --------   --------
      Total Interest Expense                       49,528     37,297    137,641    111,180
                                                 --------   --------   --------   --------
      Net Interest Income                          81,964     75,169    239,498    219,516
Provision for possible loan losses                  3,436      2,976      8,985      8,951
                                                 --------   --------   --------   --------
      Net Interest Income After Provision
       For Possible Loan Losses                    78,528     72,193    230,513    210,565
NON-INTEREST INCOME
 Trust fees                                        12,488     11,787     36,620     34,586
 Service charges on deposit accounts               15,212     15,179     44,376     43,663
 Other service charges, collection and
    exchange charges, commissions and fees          9,087      5,074     21,738     12,438
 Net gain (loss) on securities transactions             2                    (6)       (68)
Other                                               5,618      5,514     22,170     21,583
                                                 --------   --------   --------   --------
      Total Non-Interest Income                    42,407     37,554    124,898    112,202
NON-INTEREST EXPENSE
 Salaries and wages                                35,460     30,998    103,128     89,834
 Pension and other employee benefits                7,338      6,300     22,559     19,391
 Net occupancy of banking premises                  7,050      6,776     20,666     20,295
 Furniture and equipment                            5,150      5,087     15,435     14,646
 Intangible amortization                            3,891      4,058     11,665     10,949
 Other                                             19,584     19,227     58,849     56,979
                                                 --------   --------   --------   --------
     Total Non-Interest Expense                    78,473     72,446    232,302    212,094
                                                 --------   --------   --------   --------
   Income Before Income Taxes                      42,462     37,301    123,109    110,673
Income Taxes                                       14,704     12,928     42,565     37,917
                                                 --------   --------   --------   --------
     Net Income                                  $ 27,758   $ 24,373   $ 80,544   $ 72,756
                                                 ========   ========   ========   ========
Net income per common share:
  Basic                                          $    .53   $    .46   $   1.54   $   1.36
  Diluted                                             .52        .45       1.50       1.33

Dividends per common share                           .195       .175       .565        .50


See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                    September 30  December 31  September 30
                                                        2000          1999         1999
                                                    ------------  -----------  ------------
Assets
Cash and due from banks                              $  685,383    $  760,612   $  645,308
Time deposits                                             5,410         6,546        4,048
Securities held to maturity                              74,612        85,045       89,457
Securities available for sale                         1,400,936     1,544,865    1,567,171
Securities trading                                          230             1        1,025
Federal funds sold and securities purchased under
  resale agreements                                     248,825        34,950        3,125
Loans, net of unearned discount of $6,787 at
  September 30, 2000; $6,217 at December 31, 1999
  and $9,949 at September 30, 1999                    4,468,818     4,166,728    4,062,833
    Less: Allowance for possible loan losses            (59,965)      (58,345)     (59,319)
                                                     ----------    ----------   ----------
      Net Loans                                       4,408,853     4,108,383    4,003,514
Banking premises and equipment                          146,454       142,984      143,962
Accrued interest and other assets                       384,110       313,294      312,110
                                                     ----------    ----------   ----------
      Total Assets                                   $7,354,813    $6,996,680   $6,769,720
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $1,722,117    $1,601,977   $1,529,397
  Correspondent banks                                   229,624       212,942      188,460
  Public funds                                           48,300        48,341       31,288
                                                     ----------    ----------   ----------
     Total demand deposits                            2,000,041     1,863,260    1,749,145
Time Deposits:
  Savings and Interest-on-Checking                      951,350       984,438      924,401
  Money market deposit accounts                       1,759,809     1,635,524    1,706,240
  Time accounts                                       1,245,304     1,234,894    1,245,094
  Public funds                                          248,449       235,716      195,791
                                                     ----------    ----------   ----------
     Total time deposits                              4,204,912     4,090,572    4,071,526
                                                     ----------    ----------   ----------
     Total deposits                                   6,204,953     5,953,832    5,820,671
Federal funds purchased and securities
  sold under repurchase agreements                      367,372       333,459      258,283
Accrued interest and other liabilities                  136,758       101,565       74,821
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures                                    98,554        98,513       98,499
                                                     ----------    ----------   ----------
     Total Liabilities                                6,807,637     6,487,369    6,252,274
Shareholders' Equity
Common stock, par value $.01 per share                      536           536          536
  Shares authorized:90,000,000
  Shares issued: 53,561,616
Surplus                                                 186,827       185,437      184,807
Retained earnings                                       430,115       382,168      368,114
Accumulated other comprehensive loss, net of tax        (23,322)      (39,110)     (25,766)
Treasury Stock (1,771,353; 738,463; 404,899 shares)     (46,980)      (19,720)     (10,245)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         547,176       509,311      517,446
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $7,354,813    $6,996,680   $6,769,720
                                                     ==========    ==========   ==========


See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                 Accumulated
                                                                    Other
                                                                Comprehensive
                                     Common            Retained  Income/(Loss)  Treasury
                                     Stock   Surplus   Earnings   net of tax     Stock      Total
                                     ------  --------  --------  -----------  ----------   --------
Balance at January 1, 1999            $267   $183,151  $321,754   $  7,747                 $512,919
  Net income for the twelve months
    ended December 31, 1999                              97,642                              97,642
  Unrealized loss on securities
    available for sale of $46,913,
     net of tax and reclassification
     adjustment for after-tax gains
     included in net income of $56                                 (46,857)                 (46,857)
                                                                                           --------
       Total comprehensive income                                                            50,785
                                                                                           --------
  Proceeds from employee stock
    purchase plan and options            1        856    (1,816)                $3,315        2,356
  Tax benefit related to exercise
    of stock options                            1,698                                         1,698
  Purchase of treasury stock                                                   (24,318)     (24,318)
  Issuance of restricted stock                              (23)                 1,283        1,260
  Restricted stock plan deferred
    compensation, net                                       624                                 624
  Cash dividend                                         (36,013)                            (36,013)
  Two-for-one-stock-split              268       (268)
                                      ----   --------  --------   --------    --------     --------
Balance at December 31, 1999          $536   $185,437  $382,168   $(39,110)   $(19,720)    $509,311
  Net income for the nine
    months ended September 30, 2000                      80,544                              80,544
  Unrealized gain on securities
    available for sale of $15,784
     net of tax and reclassification
     adjustment for after-tax losses
     included in net income of $4                                   15,788                   15,788
                                                                                           --------
       Total comprehensive income                                                            96,332
                                                                                           --------
  Proceeds from employee stock
    purchase plan and options                      28    (2,735)                 4,652        1,945
  Tax benefit related to exercise
    of stock options                            1,081                                         1,081
  Purchase of treasury stock                                                   (33,420)     (33,420)
  Issuance of restricted stock                    281        (5)                 1,508        1,784
  Restricted stock plan deferred
    compensation, net                                      (331)                               (331)
  Cash dividend                                         (29,526)                            (29,526)
                                      ----   --------  --------   --------    --------     --------
Balance at September 30, 2000         $536   $186,827  $430,115   $(23,322)   $(46,980)    $547,176
                                      ====   ========  ========   ========    ========     ========



See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                Nine Months Ended
                                                                   September 30
                                                             ---------------------
                                                                2000        1999
                                                             ----------   --------
Operating Activities
Net income                                                   $   80,544   $ 72,756
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                            8,985      8,951
    Provision for deferred taxes                                 (2,366)    (5,346)
    Accretion of discounts on loans                                (659)    (3,564)
    Accretion of securities' discounts                           (2,131)    (1,507)
    Amortization of securities' premiums                          1,148      3,933
    Net increase in trading securities                             (229)      (316)
    Net loss on securities transactions                               6         68
    Net gain on sale of assets                                   (2,279)    (2,898)
    Depreciation and amortization                                25,112     23,946
    (Increase) decrease in interest receivable                   (7,584)        65
    Increase in interest payable                                    873        237
    Originations of mortgages held-for-sale                     (52,313)  (113,251)
    Proceeds from sales of mortgages held-for-sale               60,566    118,175
    Tax benefit from exercise of employee stock option            1,081      1,018
    Net change in other assets and liabilities                   21,342    (34,229)
                                                             ----------    -------
      Net cash provided by operating activities                 132,096     68,038

Investing Activities
Proceeds from maturities of securities held to maturity          10,533     22,030
Purchases of investment securities held to maturity                 (95)       (99)
Proceeds from sales of securities available for sale            965,746    265,414
Proceeds from maturities of securities available for sale       218,021    878,194
Purchases of securities available for sale                   (1,083,331)  (691,168)
Net increase in loans                                          (317,149)  (308,963)
Net increase in bank premises and equipment                     (14,764)   (12,833)
Proceeds from sales of repossessed properties                     1,360      2,336
Net cash and cash equivalents paid for acquisitions                (724)   (23,788)
                                                             ----------   --------
      Net cash (used) provided by investing activities         (220,403)   131,123

Financing Activities
Net increase (decrease) in demand deposits,
  IOC accounts, and savings accounts                            240,711    (65,860)
Net increase (decrease) in certificates of deposits              10,410   (184,831)
Net increase (decrease) increase in short-term borrowings        33,913    (47,281)
Net proceeds from issuance of common stock                        3,729      1,706
Purchase of treasury stock                                      (33,420)   (11,523)
Dividends paid                                                  (29,526)   (26,732)
                                                             ----------   --------
     Net cash provided (used) by financing activities           225,817   (334,521)
                                                             ----------   --------
     Increase (decrease) in cash and cash equivalents           137,510   (135,360)
Cash and cash equivalents at beginning of year                  802,108    787,841
                                                             ----------   --------
     Cash and cash equivalents at the end of the period      $  939,618   $652,481
                                                             ==========   ========

Supplemental information:
  Interest Paid                                              $  136,768   $110,943
  Loans originated to facilitate the sale
    of repossessed properties                                       151        278

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



                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
(in thousands)                                        2000       1999
-----------------------------------------------------------------------
Balance at beginning of the period                  $58,345    $53,616
Provision for possible loan losses                    8,985      8,951
Loan loss reserve of acquired institutions                       1,066
Net charge-offs:
  Losses charged to the allowance                    (9,931)    (8,014)
  Recoveries                                          2,566      3,700
                                                    -------    -------
    Net charge-offs                                  (7,365)    (4,314)
                                                    -------    -------
Balance at the end of period                        $59,965    $59,319
                                                    =======    =======


Note C - Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At September 30, 2000, the majority of the impaired loans were real estate loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest revenue was recognized on impaired loans during the first nine months of 2000 and 1999. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.


The following is a summary of loans considered to be impaired:


                                                          September 30
                                                       -------------------
(in thousands)                                          2000         1999
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $1,490       $1,753
Impaired loans with a valuation reserve                 4,545        5,232
                                                       ------       ------
Total recorded investment in impaired loans            $6,035       $6,985
                                                       ======       ======
Average recorded investment in impaired loans          $5,118       $5,633
Valuation reserve                                       1,932        2,952


Note D - Earnings Per Common Share

     The reconciliation of earnings per share follows:



                                               Nine Months Ended        Three Months Ended
                                                  September 30             September 30
                                              --------------------      --------------------
(in thousands, except per share amounts)       2000         1999         2000        1999
--------------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income              $80,544      $72,756      $27,758      $24,373
                                              =======      =======      =======      =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares            52,296       53,481       51,976       53,422
Dilutive effect of stock options                1,351        1,355        1,715        1,326
                                              -------      -------      -------      -------
Denominator for diluted earnings per share     53,647       54,836       53,691       54,748
                                              =======      =======      =======      =======

Earnings per share:
Basic                                         $  1.54      $  1.36      $   .53      $   .46
Diluted                                          1.50         1.33          .52          .45


Note E - Capital

     The table below reflects various measures of regulatory capital at September 30, 2000 and 1999.


                                        September 30, 2000       September 30, 1999
                                       ---------------------    ---------------------
(in thousands)                           Amount      Ratio        Amount      Ratio
-------------------------------------------------------------------------------------
Risk-Based Capital
     Tier 1 Capital                    $  540,564     10.16%    $  510,899     11.20%
     Tier 1 Capital Minimum requirement   212,728      4.00        182,440      4.00

     Total Capital                     $  600,529     11.29%    $  567,940     12.45%
     Total Capital Minimum requirement    425,456      8.00        364,881      8.00

Risk-adjusted assets, net of goodwill  $5,318,197               $4,561,012
Leverage ratio                                         7.58%                    7.59%
Average equity as a percentage
of average assets                                      7.44                     7.57



     At September 30, 2000 and 1999, Cullen/Frost's subsidiary banks were considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since September 30, 2000.
     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if Cullen/Frost fails to meet the minimum requirements, that could have a direct material effect on Cullen/Frost's financial statements.

Note F - Income Taxes



                                 Nine Months Ended               Three Months Ended
                                   September 30                     September 30
                               ----------------------           ----------------------
(in thousands)                   2000           1999              2000           1999
--------------------------------------------------------------------------------------
Current Tax Expense            $44,931        $43,264           $14,382        $14,805
Deferred Tax Expense (Benefit)  (2,366)        (5,347)              322         (1,877)
                               -------        -------           -------        -------
Income Taxes                   $42,565        $37,917           $14,704        $12,928
                               =======        =======           =======        =======
Income Tax Payments            $39,665        $44,242           $14,388        $17,423


Net deferred tax assets at September 30, 2000, were $33.9 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years.


Note G - Merger and Acquisitions

     On July 1, 2000 Frost Insurance Agency ("FIA"), a subsidiary of The Frost National Bank, acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin based independent insurance agency.
Nieman Hanks offers property and casualty insurance, professional and umbrella liability, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning. Nieman Hanks is the third acquisition made by Frost Insurance Agency, following the additions of Professional Insurance Agents and Wayland Hancock mentioned below. The purchase method of accounting was used to record the transaction and as such, the results of operations are included from the date of acquisition.
     On April 1, 2000, FIA acquired Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock"), a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. Wayland Hancock was Frost Insurance Agency's second acquisition, following the 1999 acquisition of Victoria-based Professional Insurance Agents, Inc. The purchase method of accounting was used to record both transactions. These acquisitions are not expected to have a material impact on Cullen/Frost's 2000 net income.
     On May 6, 2000, United States National Bank of Galveston merged its charter into The Frost National Bank. The Galveston-based bank has been a member bank of Cullen/Frost since 1982. Merging of the two bank charters had no material impact on Cullen/Frost's 2000 net income.




Note H - Accounting Changes

     In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the required adoption date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will require the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Even though early adoption is allowed, Cullen/Frost has no plans to adopt this statement prior to the effective date for the Corporation of January 1, 2001. At adoption, based on our projected interest rate environment, it is not expected that the cumulative effect of the accounting change will have a material impact on Cullen/Frost's consolidated financial statements.



Note I - Operating Segments

     Cullen/Frost has two reportable operating segments: Banking and the Financial Management Group. Banking includes both commercial and consumer banking services as well as Frost Insurance Agency results. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking includes direct and indirect loans, mortgage loans and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management, annuity sales and brokerage services. These business units were identified through the products and services that are offered within each unit.
     The accounting policies of the individual business units are the same as the Corporation except for the following items. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.



Nine Months Ended:                                                   Financial
                                                                    Management                  Consolidated
(in thousands)                                          Banking        Group         Non-Banks      Total
============================================================================================================
September 30, 2000
Revenues from external customers                      $315,783      $ 50,482        $ (1,869)       $364,396
                                                      ------------------------------------------------------
Net income (loss)                                     $ 78,264      $ 12,155        $ (9,875)       $ 80,544
                                                      ======================================================


============================================================================================================
September 30, 1999
Revenues from external customers                      $292,462      $ 45,457        $ (6,201)       $331,718
                                                      ------------------------------------------------------
Net Income (loss)                                     $ 69,525      $ 11,203        $ (7,972)       $ 72,756
                                                      ======================================================



Three Months Ended:                                                 Financial
                                                                    Management                  Consolidated
(in thousands)                                          Banking        Group         Non-Banks      Total
============================================================================================================
September 30, 2000
Revenues from external customers                      $108,037      $ 17,074        $   (740)       $124,371
                                                      ------------------------------------------------------
Net income (loss)                                     $ 27,240      $  4,081        $ (3,563)       $ 27,758
                                                      ======================================================


============================================================================================================
September 30, 1999
Revenues from external customers                      $ 99,167      $ 15,475        $ (1,919)       $112,723
                                                      ------------------------------------------------------
Net income (loss)                                     $ 23,673      $  3,904        $ (3,204)       $ 24,373
                                                      ======================================================




Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis)

Results of Operations

     The results of operations are included in the material that follows. All balance sheet amounts are presented in averages unless otherwise noted. Certain reclassifications have been made to make prior quarters comparable. Taxable-equivalent adjustments assume a 35 percent federal income tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.
     Cullen/Frost reported net income of $27.8 million or $.52 per diluted common share for the quarter ended September 30, 2000 compared to $27.6 million or $.52 per diluted common share for the second quarter of 2000 and net income of $24.4 million or $.45 per diluted common share for the third quarter of 1999. Operating earnings for the second quarter of 2000, which exclude the after-tax net impact from the sale of mortgage servicing rights, were $26.7 million or $.50 per diluted common share. Net income for the nine months ended September 30, 2000 was $80.5 million or $1.50 per diluted common share compared to $72.8 million or $1.33 per diluted common share for the same period of 1999.
     Return on average equity and average assets were 20.50 percent and 1.53 percent, respectively for the third quarter of 2000 compared to 21.31 percent and 1.56 percent, respectively for the previous quarter. This compares to
18.68 percent and 1.41 percent for the third quarter of 1999. Operating return on average equity and average assets were 20.58 percent and 1.51 percent, respectively for the second quarter of 2000. Return on average equity and average assets for the nine months ended September 30, 2000 increased to 20.52 percent and 1.52 percent from 18.57 percent and 1.42 percent, respectively for the same period in 1999.



                                                  Summary of Operations
                                     ------------------------------------------------
                                                              Three Months Ended
                                     Nine Months Ended    ---------------------------
                                        September 30             2000          1999
                                     ------------------   ------------------  -------
(in thousands)                          2000      1999    Sept 30   June 30   Sept 30
-------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                   $242,870   $222,870   $83,063   $81,095   $76,240
Taxable-equivalent adjustment          3,372      3,354     1,099     1,113     1,071
                                    --------   --------   -------   -------   -------
Net interest income                  239,498    219,516    81,964    79,982    75,169
Provision for possible loan losses     8,985      8,951     3,436     2,867     2,976
Non-Interest income:
  Net (loss) gain on securities
     transactions                         (6)       (68)        2
  Other                              124,904    112,270    42,405    42,874    37,554
                                    --------   --------   -------   -------   -------
    Total non-interest income        124,898    112,202    42,407    42,874    37,554
Non-Interest expense:
  Intangible amortization             11,665     10,949     3,891     3,818     4,058
  Other                              220,637    201,145    74,582    73,938    68,388
                                    --------   --------   -------   -------   -------
    Total non-interest expense       232,302    212,094    78,473    77,756    72,446
                                    --------   --------   -------   -------   -------

Income before income taxes           123,109    110,673    42,462    42,233    37,301
Income Taxes                          42,565     37,917    14,704    14,603    12,928
                                    --------   --------   -------   -------   -------
Net Income                          $ 80,544   $ 72,756   $27,758   $27,630   $24,373
                                    ========   ========   =======   =======   =======

Net income per diluted common share:$   1.50   $   1.33   $   .52   $   .52   $   .45

Return on Average Assets                1.52%      1.42%     1.53%     1.56%     1.41%
Return on Average Equity               20.52      18.57     20.50     21.31     18.68



Results of Segment Operations

     Cullen/Frost's operations are managed along two major Operating Segments:
Banking and the Financial Management Group. The following table summarizes net income/(loss) by Operating Segment for the nine months and three months ended September 30, 2000 and 1999.


                                           Nine Months Ended          Three Months Ended
                                             September 30                September 30
(in thousands)                             2000         1999          2000         1999
=========================================================================================
Banking                                   $78,264      $69,525       $27,240      $23,673
Financial Management Group                 12,155       11,203         4,081        3,904
Non-Banks                                  (9,875)      (7,972)       (3,563)      (3,204)
                                         ---------------------      ---------------------
Consolidated net income                   $80,544      $72,756       $27,758      $24,373
                                         =====================      =====================


     Banking net income for the year to date period increased 12.6% and increased 15.1% for the quarter when compared to the comparable periods last year. Increases for both time periods were driven primarily by increases in net interest income which resulted from a 10.5% increase in average loans. The loan to deposit ratio at September 30, 2000 was 72.0% compared to 69.8% for the same date last year.
     The Financial Management Group net income increased 8.5 percent year-to-date from the same period last year and 4.5 percent quarter to date compared to last year. Most of the growth in year to date net income was due to an increase in trust related income, specifically oil and gas income which increased $837 thousand year to date compared to the first nine months of 1999. Additionally, on a year to date period comparison, mutual fund fees and annuity income increased during 2000 compared to the same period last year.
     For the year to date time period, the after tax net loss for Non Banks increased by $1.9 million. The increase in net loss was driven by higher incentive compensation of $1.1 million recorded at the Parent Company for the benefit of Frost Bank employees. Also impacting the increase was an operating loss for Frost Securities which increased to $2.4 million for 2000 year to date compared to $1.7 million for the year ago period. Frost Securities, which began operations in August of 1999, recorded a net loss of $1.2 million for the third quarter of 2000 compared to a net loss of $1.7 million for the same quarter last year.


Net Interest Income

     Net interest margin was 5.33 percent for the third quarter of 2000 compared to 5.33 percent and 5.21 percent for the second quarter of 2000 and third quarter of 1999, respectively. The net interest spread of 4.29 percent decreased five basis points from the second quarter of 2000 and 11 basis points from the third quarter of 1999. The decrease in net interest spread is due to an increased net federal funds purchased position and increased deposit pricing. The majority of the increase in net interest margin from the third quarter last year was due to strong loan growth resulting in an improved earning asset mix and growth in demand deposits.



                                   Change in Net Interest Income (Taxable Equivalent)
                         -------------------------------------------------------------------
                             Third Quarter         Third Quarter        Year-to-Date
                                 2000                  2000                 2000
                                  vs.                   vs.                  vs.
                             Third Quarter        Second Quarter        Year-to-Date
                                 1999                  2000                 1999
                         -------------------------------------------------------------------
(in thousands)                  Amount                Amount                 Amount
--------------------------------------------------------------------------------------------
Due to volume                   $5,709                $1,219                $13,485
Due to interest rate spread      1,114                   749                  6,515
                                ------                ------                -------
                                $6,823                $1,968                $20,000
                                ======                ======                =======


Non-Interest Income

     Growth in non-interest income for the nine months and quarter ended September 30, 2000 compared to the respective period of 1999 resulted primarily from growth in Trust fees and new fees from financial services initiatives such as Frost Insurance Agency and Frost Securities.


                                                                     Three Months Ended
                                           Nine Months Ended   -----------------------------
                                             September 30               2000           1999
                                          ------------------   -------------------   -------
(in thousands)                              2000      1999     Sept 30     June 30   Sept 30
--------------------------------------------------------------------------------------------
Trust fees                                $ 36,620  $ 34,586   $12,488     $12,446   $11,787
Service charges on deposit accounts         44,376    43,663    15,212      14,765    15,179
Other service charges, collection
  and exchange charges, commissions
  and fees                                  21,738    12,438     9,087       6,595     5,074
Net (loss) gain on securities transactions      (6)      (68)        2
Other                                       22,170    21,583     5,618       9,068     5,514
                                          --------  --------   -------     -------   -------
    Total                                 $124,898  $112,202   $42,407     $42,874   $37,554
                                          ========  ========   =======     =======   =======



For the third quarter 2000...

Total non-interest income for the third quarter of 2000 was $42.4 million, a decrease of $467 thousand or 1.1 percent when compared to the second quarter of 2000, which included a $2 million gain on sale of mortgage servicing rights. Excluding the mortgage servicing gain, non-interest income was up $1.6 million or 3.8 percent from last quarter and up $4.9 million, or 12.9 percent compared to the third quarter of 1999.
     Trust fees were flat when compared with the second quarter of 2000 and up $701 thousand or 5.9 percent when compared to the third quarter of 1999. This increase is primarily in investment and oil and gas fees offset by decreases in management fees associated with some small cap value funds. The market value of trust assets at the end of the third quarter of 2000 was $12.9 billion, down by $148 million when compared to the second quarter of 2000, and up by $716 million when compared to the third quarter of last year.
     Service charges on deposit accounts for the third quarter of 2000 increased $447 thousand or 3.0 percent from the second quarter of this year and were flat when compared to the year ago quarter. The increase from the previous quarter is a result of higher revenues associated with individual accounts. The increase resulted from a restructuring of individual deposit accounts to reflect more appropriate price/value differential between products. Cash management fees on commercial accounts offset the increase. Although cash management billable services are up, the decrease in cash management fees reflects the impact of a higher earnings credit rate, which results in more payment for services through keeping balances rather than through the payment of fees.
     Other service charges were up $2.5 million or 37.8 percent compared to the previous quarter and up $4.0 million or 79.1 percent from the same period last year. Higher insurance commission revenue is primarily responsible for the increase from the previous quarter and was impacted by the acquisition of Nieman Hanks. (See page eight.) The increase from a year ago is from insurance commission revenue and revenue from Frost Securities which began operations in the third quarter last year as well as higher mutual fund fees.
     Other non-interest income decreased $3.5 million or 38.0 percent from the second quarter this year and increased $104 thousand or 1.9 percent from the third quarter of 1999. The lower income from last quarter resulted primarily from the $2 million non-recurring gain from the sale of the mortgage servicing rights in the second quarter of 2000 as well as lower gains from the sale of student loans.


For the nine months ended September 30, 2000...

     Non-interest income was up $12.7 million or 11.3 percent compared to the same period last year. Trust income increased $2.0 million or 5.9 percent from the same period a year ago, primarily in investment fees and oil and gas fees offset by decreases in management fees associated with small cap value funds. Service charges on deposits increased $713 thousand or 1.6 percent when compared to the same period one year ago. This increase is due to higher overdraft charges and higher revenues associated with individual accounts. The increase in revenues from individual accounts resulted from a restructuring of deposit accounts to reflect more appropriate price/value differential between products. Lower NSF charges and cash management fees on commercial accounts offset the increase. Although cash management billable services are up, the decrease in cash management fees reflects the impact of a higher earnings crdeit rate, which results in more payment for services through keeping balances rather than through the payment of fees. Other service charges increased $9.3 million or 74.8 percent from the same period last year. Primary contributors to this growth were insurance commission income, revenues from Frost Securities and mutual fund fees. Other income was up $587 thousand or
2.7 percent compared to the same period last year. This increase resulted from higher Visa check card income and annuity income offset by lower gains on the sale of student loans.


Non-Interest Expense

     Higher non-interest expense for the nine months and quarter ended September 30, 2000 compared to the respective period of 1999 resulted primarily from higher personnel and operating expenses in response to higher volumes, new business initiatives such as Frost Securities and acquisitions made by Frost Insurance Agency and market increases in salaries and wages.



                                                                   Three Months Ended
                                        Nine Months Ended   -------------------------------
                                          September 30               2000            1999
                                       ------------------   -------------------    --------
(in thousands)                           2000      1999     Sept 30    June 30     Sept 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $103,128  $ 89,834   $35,460    $34,439     $30,998
Pension and other employee benefits      22,559    19,391     7,338      7,171       6,300
Net occupancy of banking premises        20,666    20,295     7,050      6,850       6,776
Furniture and equipment                  15,435    14,646     5,150      5,219       5,087
Intangible amortization                  11,665    10,949     3,891      3,818       4,058
Other                                    58,849    56,979    19,584     20,259      19,227
                                       --------  --------   -------    -------     -------
      Total                            $232,302  $212,094   $78,473    $77,756     $72,446
                                       ========  ========   =======    =======     =======


For the third quarter 2000...

     Non-interest expense increased $717 thousand or .9 percent when compared to last quarter and increased $6.0 million or 8.3 percent compared to the third quarter of 1999.
     Salaries and wages increased $1.0 million or 3.0 percent compared with the second quarter of 2000 and were up $4.5 million or 14.4 percent from the third quarter of 1999. These increases were primarily due to Frost Securities and acquisitions made by Frost Insurance Agency and market increases. Included in the second quarter of 2000 were approximately $600 thousand in severance costs related to the sale of the mortgage servicing rights and the initiation of the co-branding mortgage origination program with GMAC Mortgage Corporation. Pension and employee benefits costs were up $167 thousand or 2.3 percent compared to last quarter and up $1.0 million or 16.5 percent compared to the third quarter of 1999. The increase from a year ago is due to the new business initiatives as well as higher medical expenses, higher payroll taxes, employee activities and bank contributions to the 401(k) stock plan.
     Net occupancy of banking premises expenses were up $200 thousand or 2.9 percent from the previous quarter and $274 thousand or 4.0 percent from a year ago. These increases were primarily related to higher building lease expense and general building maintenance and utility expenses offset somewhat by lower property tax expense. Intangible amortization increased $73 thousand or 1.9 percent from the second quarter of 2000 and decreased $167 thousand or 4.1 percent compared to the third quarter of 1999.
     Other non-interest expenses decreased $675 thousand or 3.3 percent from the second quarter of 2000 and were up $357 thousand or 1.9 percent compared with the third quarter of 1999. The decrease from the second quarter of 2000 is due to lower stationery printing and supplies expense, professional expense and sundry losses.


For the nine months ended September 30, 2000...

     Total non-interest expense was up $20.2 million or 9.5 percent compared to the nine months ended September 30, 1999. Salaries and wages were up $13.3 million or 14.8 percent compared to the same period a year ago primarily because of the new business initiatives, market conditions, and merit increases. Severance costs of almost $600 thousand impacted salaries and wages in 2000 as a result of the sale of the mortgage servicing rights and the initiation of a co-branding mortgage origination program with GMAC Mortgage. Pension and employee benefits costs were up $3.2 million or 16.3 percent compared to the same period a year ago. The increase from a year ago is due to the new business initiatives as well as higher medical expenses, payroll taxes and bank contributions to the 401(k) stock plan. Furniture and equipment expense increased $789 thousand or 5.4 percent due to higher amortized software and software maintenance. Intangible amortization increased $716 thousand or
6.5 percent from the same period a year ago due to acquisitions. Other non-interest expenses increased $1.9 million or 3.3 percent, primarily due to higher professional expenses, business development and sales promotion, education and travel expenses offset by lower stationery, printing and supplies expenses, sundry losses and property taxes on foreclosed properties.



Income Taxes
     Cullen/Frost's effective tax rate for the third quarters of 2000, 1999 and the second quarter of 2000 approximated the statutory rate of 35 percent.


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


    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings)(All tables in thousands, except per share amounts):



                                                 Nine Months Ended
                       ------------------------------------------------------------------
                                September 2000                    September 1999
-----------------------------------------------------------------------------------------
                       Reported   Intangible   "Cash"    Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings  Earnings  Amortization  Earnings
-----------------------------------------------------------------------------------------
Income before income
  taxes                $123,109     $11,665    $134,774  $110,673    $10,949    $121,622
Income taxes             42,565       2,552      45,117    37,917      2,527      40,444
                       --------     -------    --------  --------    -------    --------
Net income             $ 80,544     $ 9,113    $ 89,657  $ 72,756    $ 8,422    $ 81,178
                       ========     =======    ========  ========    =======    ========
Net income per diluted
  common share         $   1.50     $   .17    $   1.67  $   1.33    $   .15    $   1.48

Return on assets           1.52%                   1.69%*    1.42%                  1.59%*
Return on equity          20.52                   22.85**   18.57                  20.72**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                 Sept 2000     Sept 1999
   -----------------------------                                ----------    -----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   89,657    $   81,178
(B) Total average assets                                         7,077,376     6,837,896
(C) Average shareholders' equity                                   524,202       523,905




                                                 Three Months Ended
                       -------------------------------------------------------------------
                                September 2000                      June 2000
------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"   Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings  Earnings  Amortization  Earnings
------------------------------------------------------------------------------------------
Income before income
  taxes                $ 42,462    $  3,891    $ 46,353  $ 42,233    $  3,818    $46,051
Income taxes             14,704         852      15,556    14,603         827     15,430
                       --------    --------    --------  --------    --------    -------
Net income             $ 27,758    $  3,039    $ 30,797  $ 27,630    $  2,991    $30,621
                       ========    ========    ========  ========    ========    =======
Net income per diluted
  common share         $    .52    $    .05    $    .57  $    .52    $    .05    $   .57

Return on assets           1.53%                   1.69%*    1.56%                  1.73%*
Return on equity          20.50                   22.74**   21.31                  23.61**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                 Sept 2000     June 2000
   -----------------------------                                ----------    ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   30,797    $   30,621
(B) Total average assets                                         7,237,904     7,111,133
(C) Average shareholders' equity                                   538,797       521,594


                                      Three Months Ended
                              ----------------------------------
                                       September 1999
----------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
----------------------------------------------------------------
Income before income taxes     $37,301     $4,058      $41,359
Income taxes                    12,928        925       13,853
                               -------     ------      -------
Net income                     $24,373     $3,133      $27,506
                               =======     ======      =======
Net income per diluted
  common share                 $   .45     $  .05      $   .50

Return on assets                  1.41%                   1.60%*
Return on equity                 18.68                   21.08**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                 Sept 1999
   -----------------------------                                ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   27,506
(B) Total average assets                                         6,840,168
(C) Average shareholders' equity                                   517,614




     Cullen/Frost's cash earnings for the nine months and quarter ending September 30, 2000 were $89.7 million or $1.67 per diluted common share and $30.8 million or $.57 per diluted common share, respectively. Cash earnings return on assets and return on equity for the third quarter of 2000 were 1.69 percent and 22.74 percent, respectively.

Balance Sheet
     Average assets for the third quarter 2000 were $7.2 billion up $127 million or 7.2 percent on an annualized basis from the previous quarter and up $398 million or 5.8 percent from the third quarter of 1999. Total deposits averaged $6.1 billion for the current quarter, up $128 million or 8.6 percent on an annualized basis from the previous quarter and up $217 million or 3.7 percent when compared to the third quarter of 1999. Average loans for the third quarter of 2000 were $4.4 billion. This represents an increase in average loans of 6.5 percent on an annualized basis from the second quarter of 2000 and 10.5 percent from the third quarter of last year.


Total Loan Portfolio


                                           2000                      1999
                                -------------------------   -------------------------
Period-End Balances                            Percentage
(dollars in thousands)          September 30    of Total    December 31  September 30
-------------------------------------------------------------------------------------
Commercial and industrial:
  Energy                          $  125,350      2.8%       $  129,394    $  107,473
  Other                            1,656,109     37.1         1,458,956     1,365,286
Consumer                             478,419     10.7           541,026       563,158
Real estate                        2,141,082     47.9         1,980,048     1,971,780
Other                                 74,645      1.7            63,521        65,085
Unearned discount                     (6,787)     (.2)           (6,217)       (9,949)
                                  ----------   ------        ----------    ----------
Total Loans                       $4,468,818    100.0%       $4,166,728    $4,062,833
                                  ==========   ======        ==========    ==========



     At September 30, 2000 period-end loans totaled $4.5 billion up 10.0 percent from the same period last year. Most of the increase in loans is attributable to real estate up $169 million and commercial and industrial up $309 million from a year ago. This increase is partially offset by a $85 million decrease in consumer loans related to the continued run-off of indirect auto loans as Cullen/Frost is no longer originating this type of loan.
     At September 30, 2000 the Corporation had approximately $350 million of Shared National Credits outstanding. None of these credits are non-performing or past due. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, Cullen/Frost must have an existing banking relationship or the Corporation fully expects to broaden the relationship with other bank products. Approximately 28 percent of the outstanding balance is energy related with the remainder diversified throughout various industries.


Real Estate Loans
     Real estate loans at September 30, 2000, were $2.1 billion or 47.9 percent of period-end loans compared to 48.5 percent a year ago. Residential permanent mortgage loans at September 30, 2000, were $710 million compared to $717 million at June 30, 2000, and $684 million at September 30, 1999. Real estate loans classified as "other" are essentially amortizing commercial and industrial loans with maturities of less than five years secured by real property. The majority of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company). Historically these type of loans have resulted in lower risk and provided financial stability and are less susceptible to economic swings.
     At September 30, 2000, real estate loans 90 days past due (excluding non-accrual loans) were $2.1 million, compared with $2.4 million at June 30, 2000, and $1.2 million at September 30, 1999.



                                                        2000                 1999
                                              ------------------------     --------
Period-End Balances                                         Percentage
(dollars in thousands)                          Sept 30     of Total       Sept 30
-----------------------------------------------------------------------------------
Construction                                  $  402,961      18.8%      $  366,288
Land                                             148,336       6.9          119,377
Permanent mortgages:
  Commercial                                     495,312      23.1          420,253
  Residential                                    709,556      33.2          683,506
Other                                            384,917      18.0          382,356
                                              ----------     -----       ----------
                                              $2,141,082     100.0%      $1,971,780
                                              ==========     ======      ==========
Non-accrual loans                             $    3,539        .2%      $    3,781



Mexico

     Cullen/Frost had $9.0 million in loans secured by assets held in the United States compared to $19.5 million and $13.8 million at June 30, 2000 and September 30, 1999, respectively. There were no cross border outstandings to Mexico at September 30, 2000 down from $8.8 million at June 30, 2000 and $13.3 million at September 30, 1999. The decrease from last quarter and the third quarter last year represents normal fluctuations in lines of credit used by Mexican banks to finance trade. At September 30, 2000, there were no Mexican-related loans on non-performing status compared to $342 thousand a year ago.


Non-Performing Assets

                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                     September 30, 2000
                                                   Real
(dollars in thousands)                            Estate    Other    Total
----------------------------------------------------------------------------
Non-accrual loans                                 $3,539   $13,761   $17,300
Foreclosed assets                                  2,074       406     2,480
                                                  ------   -------   -------
     Total                                        $5,613   $14,167   $19,780
                                                  ======   =======   =======
As a percentage of total
  non-performing assets                             28.4%    71.6%    100.0%

     Non-performing assets totaled $19.8 million at September 30, 2000, up 23.8 percent and 11.0 percent from $16.0 million and $17.8 million at June 30, 2000 and September 30, 1999, respectively. The increase in non-performing assets was related to a $5.7 million commercial loan added to non-accrual in the third quarter 2000. Non-performing assets as a percentage of total loans and foreclosed assets at September 30, 2000 remained constant at .44 percent when compared to a year ago. As pockets of weakness begin to develop in the economy, additions to non-performing assets may occur.
     Total loans 90 days past due (excluding non-accrual loans) were $15.9 million at September 30, 2000, compared to $5.8 million at June 30, 2000, and $8.2 million at September 30, 1999. The increase from the previous quarter is a result of a delay in the administration of a non-credit related issue on a single $10 million loan that has subsequently been resolved and is no longer past due.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $342 thousand for the third quarter of 2000, compared to approximately $262 thousand for the third quarter of 1999 and $325 thousand for the second quarter of 2000. For the nine months ended September 30, 2000, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $938 thousand compared with approximately $729 thousand for the comparable period last year.



Allowance for Possible Loan Losses

     The allowance for possible loan losses was $60 million or 1.34 percent of period-end loans at September 30, 2000, compared to $59.3 million or 1.46 percent at September 30, 1999 and $59 million or 1.33 percent at June 30, 2000. The allowance for possible loan losses as a percent of non-accrual loans was 347 percent at September 30, 2000, compared to 422 percent at September 30, 1999 and 453 percent at the end of the second quarter of 2000.
     Cullen/Frost recorded a $3.4 million provision for possible loan losses during the third quarter of 2000. This compares to $3.0 million provision for possible loan losses during the third quarter of 1999 and $2.9 million for the second quarter of 2000. Net charge-offs in the third quarter of 2000 totaled $2.4 million compared to net charge-offs of $2.6 million and $2.4 million for the third quarter of 1999 and for the second quarter of 2000, respectively. Year-to-date net charge-offs were $7.4 million or .23 percent of average loans compared to $4.3 million or .15 percent of average loans for the same period in 1999. The net charge-offs a year ago were low on a comparative basis due to a large recovery in the second quarter of 1999.



                                       NET CHARGE-OFFS (RECOVERIES)
                                       ----------------------------
                                              2000          1999
                                       ------------------   -------
                                         Third    Second     Third
(in thousands)                          Quarter   Quarter   Quarter
-------------------------------------------------------------------
Real estate                             $   (18)  $    (7)  $   (73)
Commercial and industrial                 1,859     1,689     1,027
Consumer                                    599       688     1,683
Other, including foreign                     (4)       (3)       (6)
                                        -------   -------   -------
                                        $ 2,436   $ 2,367   $ 2,631
                                        =======   =======   =======

Provision for possible loan losses      $ 3,436   $ 2,867   $ 2,976
Allowance for possible loan losses       59,965    58,965    59,319



Capital and Liquidity

     At September 30, 2000, shareholders' equity was $547 million compared to $517 million at September 30, 1999 and $525 million at June 30, 2000. Activity in the shareholders equity account during 2000 includes $29.5 million of dividends paid and $33.4 million paid for the repurchase of shares of Cullen/Frost, offset by earnings growth. In addition, Cullen/Frost had an unrealized loss on securities available for sale, net of deferred taxes, of $23.3 million as of September 30, 2000 compared to an unrealized loss of $39.1 million as of December 31, 1999 which had the effect of increasing shareholder's equity by $15.8 million since year end. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     Cullen/Frost paid a cash dividend of $.195 per common share for the third and second quarters of 2000 compared to $.175 per common share in the second quarter of 1999. This equates to a dividend payout ratio of 36.5 percent and
36.8 percent for the third and second quarters of 2000, respectively. The dividend payout ratio for the third quarter of 1999 was 33.7 percent.
     Funding sources available at the holding company level include a $7.5 million short-term line of credit. There were no borrowings outstanding from this source at September 30, 2000 or 1999.
     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.
     Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in Cullen/Frost's natural trade area which maintain accounts with and sell Federal funds to the subsidiary bank of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

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


Internet/E-Commerce

     Cullen/Frost is scheduled to launch its enhanced new web site and e-commerce initiative during the fourth quarter of 2000. This site will give the corporation an opportunity to extend its philosophy on relationship banking into Internet banking for both individuals and businesses.
     The Corporation has capitalized approximately $12.7 million related to this project. The major components of this project will be amortized over their respective lives, generally between three and five years.


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



Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)



                                         September 30, 2000           September 30, 1999
                                     ---------------------------  ---------------------------
                                                 Interest                     Interest
                                      Average    Income/   Yield/  Average    Income/   Yield/
                                      Balance    Expense   Cost    Balance    Expense   Cost
                                     ----------  --------  -----  ----------  --------  -----
ASSETS
Time deposits                        $    6,936  $    384  6.40%  $    2,190  $     70  4.26%
Securities:
 U.S. Treasury                          129,835     5,809  5.98      188,304     7,085  5.03
 U.S. Government agencies
  and corporations                    1,325,399    67,962  6.84    1,522,158    73,131  6.41
 States and political subdivisions
   Tax-exempt                           150,454     8,451  7.49      138,600     7,608  7.32
   Taxable                                3,426       171  6.66        3,611       164  6.07
 Other                                   35,009     2,027  7.72       39,855     1,690  5.65
                                     ----------  --------         ----------  --------
     Total securities                 1,644,123    84,420  6.85    1,892,528    89,678  6.32
Federal funds sold                      106,658     5,152  6.35       67,557     2,567  5.01
Loans, net of unearned discount       4,317,342   290,555  8.99    3,878,003   241,735  8.33
                                     ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned               6,075,059   380,511  8.36    5,840,278   334,050  7.64
Cash and due from banks                 613,854                      611,717
Allowance for possible loan losses      (58,907)                     (57,039)
Banking premises and equipment          145,787                      140,591
Accrued interest and other assets       302,175                      302,349
                                     ----------                   ----------
  Total Assets                       $7,077,968                   $6,837,896
                                     ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual          $1,622,448                   $1,518,546
  Correspondent banks                   228,159                      220,974
  Public funds                           31,889                       38,393
                                     ----------                   ----------
     Total demand deposits            1,882,496                    1,777,913
Time deposits:
 Savings and Interest-on-Checking       965,764     4,796   .66      946,068     4,933   .70
 Money market deposit accounts        1,672,797    55,412  4.42    1,613,803    43,778  3.63
 Time accounts                        1,232,830    46,701  5.06    1,254,943    40,170  4.28
 Public funds                           233,001     7,937  4.55      219,871     5,971  3.63
                                     ----------  --------         ----------  --------
    Total time deposits               4,104,392   114,846  3.74    4,034,685    94,852  3.14
                                     ----------                   ----------
  Total Deposits                      5,986,888                    5,812,598
Federal funds purchased and securities
  sold under resale agreements          312,473    12,684  5.33      290,186     9,373  4.26
Long-term notes payable                   3,797       143  5.04        1,502        65  5.76
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net           98,535     6,356  8.60       98,478     6,356  8.61
Other borrowings                         72,810     3,612  6.63       11,884       534  6.01
                                     ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid               4,592,007   137,641  4.00    4,436,735   111,180  3.34
                                     ----------  --------  ----   ----------  --------  ----
Accrued interest and other liabilities   79,272                       99,343
                                     ----------                   ----------
Total Liabilities                     6,553,775                    6,313,991
SHAREHOLDERS' EQUITY                    524,193                      523,905
                                     ----------                   ----------
Total Liabilities and
  Shareholders' Equity               $7,077,968                   $6,837,896
                                     ==========                   ==========
Net interest income                              $242,870                     $222,870
                                                 ========                     ========
Net interest spread                                        4.36%                        4.30%
                                                           ====                         ====
Net interest income to total average earning assets        5.34%                        5.10%
                                                           ====                         ====
*Taxable-equivalent basis assuming a 35% tax rate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)


                                          September 30, 2000            June 30, 2000
                                    ---------------------------  --------------------------
                                                 Interest                    Interest
                                      Average    Income/  Yield/   Average   Income/  Yield/
                                      Balance    Expense  Cost     Balance   Expense  Cost
                                    ----------   -------  -----  ----------  -------  -----
ASSETS
Time deposits                       $    6,903   $   114  6.60%  $    7,022  $   125  6.04%
Securities:
 U.S. Treasury                         133,932     2,108  6.26      123,932    1,837  5.96
 U.S. Government agencies
  and corporations                   1,287,967    22,080  6.86    1,372,244   23,515  6.85
 States and political subdivisions
   Tax-exempt                          154,421     2,847  7.38      148,872    2,794  7.51
   Taxable                               3,354        56  6.65        3,460       58  6.67
 Other                                  35,608       569  6.39       35,067      934 10.66
                                    ----------   -------         ----------  -------
     Total securities                1,615,282    27,660  6.85    1,683,575   29,138  6.93
Federal funds sold and securities
  purchased under resale agreements    182,310     3,052  6.55       86,578    1,372  6.27
Loans, net of unearned discount      4,405,125   101,765  9.19    4,334,450   97,366  9.04
                                    ----------   -------         ----------  -------
Total Earning Assets and
    Average Rate Earned              6,209,620   132,591  8.50    6,111,625  128,001  8.41
Cash and due from banks                632,534                      607,792
Allowance for possible loan losses     (59,170)                     (58,951)
Banking premises and equipment         147,221                      146,498
Accrued interest and other assets      308,265                      304,169
                                    ----------                   ----------
  Total Assets                      $7,238,470                   $7,111,133
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,662,944                   $1,636,719
  Correspondent banks                  242,942                      217,843
  Public funds                          34,598                       29,157
                                    ----------                   ----------
     Total demand deposits           1,940,484                    1,883,719
Time deposits:
 Savings and Interest-on-Checking      945,462     1,559   .66      974,995    1,621   .67
 Money market deposit accounts       1,739,909    20,255  4.63    1,645,561   18,343  4.48
 Time accounts                       1,238,874    16,909  5.43    1,235,310   15,593  5.08
 Public funds                          234,320     2,806  4.76      231,319    2,703  4.70
                                    ----------   -------         ----------  -------
    Total time deposits              4,158,565    41,529  3.97    4,087,185   38,260  3.76
                                    ----------   -------         ----------  -------
  Total Deposits                     6,099,049                    5,970,904
Federal funds purchased and securities
  sold under resale agreements         332,446     4,770  5.61      318,303    4,376  5.44
Long-term notes payable                  6,270        73  4.67        2,460       31  5.04
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net          98,547     2,118  8.60       98,534    2,119  8.60
Other borrowings                        78,701     1,038  5.25      113,074    2,120  7.54
                                    ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid              4,674,529    49,528  4.21    4,619,556   46,906  4.07
                                    ----------   -------  ----   ----------  -------  ----
Accrued interest and other liabilities  84,695                       86,264
                                    ----------                   ----------
Total Liabilities                    6,699,708                    6,589,539
SHAREHOLDERS' EQUITY                   538,762                      521,594
                                    ----------                   ----------
Total Liabilities and

  Shareholders' Equity              $7,238,470                   $7,111,133
                                    ==========                   ==========
Net interest income                              $83,063                     $81,095
                                                 =======                     =======
Net interest spread                                       4.29%                       4.34%
                                                          ====                        ====
Net interest income to total average earning assets       5.33%                       5.33%
                                                          ====                        ====

*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)


                                           March 31, 2000             December 31, 1999
                                   ----------------------------  ---------------------------
                                                Interest                      Interest
                                     Average    Income/   Yield/   Average    Income/  Yield/
                                     Balance    Expense   Cost     Balance    Expense  Cost
                                   ----------   -------   -----  ----------   -------  -----
ASSETS
Time deposits                      $    6,883   $   145   5.48%  $    5,810   $    94  5.40%
Securities:
 U.S. Treasury                        131,598     1,864   5.70      142,335     1,891  5.27
 U.S. Government agencies
  and corporations                  1,316,395    22,368   6.80    1,349,023    22,361  6.63
 States and political subdivisions
  Tax-exempt                          148,024     2,810   7.59      149,009     2,775  7.45
  Taxable                               3,466        58   6.66        3,510        58  6.58
 Other                                 34,346       523   6.09       35,683       513  5.75
                                   ----------   -------          ----------   -------
     Total securities               1,633,829    27,623   6.77    1,679,560    27,598  6.57
Federal funds sold and securities
  Purchased under resale agreements    50,256       728   5.73      122,332     1,678  5.37
Loans, net of unearned discount     4,211,488    91,423   8.73    4,101,779    88,663  8.58
                                   ----------   -------          ----------   -------
Total Earning Assets and
    Average Rate Earned             5,902,456   119,919   8.16    5,909,481   118,033  7.94
Cash and due from banks               601,030                       644,251
Allowance for possible loan losses    (58,598)                      (58,795)
Banking premises and equipment        143,625                       144,013
Accrued interest and other assets     311,001                       319,615
                                   ----------                    ----------
  Total Assets                     $6,899,514                    $6,958,565
                                   ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,567,238                    $1,576,527
  Correspondent banks                 223,528                       223,178
  Public funds                         31,882                        35,118
                                   ----------                    ----------
     Total demand deposits          1,822,648                     1,834,823
Time deposits:
 Savings and Interest-on-Checking     977,059     1,615    .66      955,664     1,624   .67
 Money market deposit accounts      1,632,184    16,814   4.14    1,705,498    16,700  3.88
 Time accounts                      1,224,239    14,200   4.66    1,236,682    13,645  4.38
 Public funds                         233,349     2,428   4.19      223,733     1,998  3.54
                                   ----------   -------          ----------   -------
    Total time Deposits             4,066,831    35,057   3.47    4,121,577    33,967  3.27
                                   ----------   -------          ----------   -------
  Total Deposits                    5,889,479                     5,956,400
Federal funds purchased and securities
  sold under repurchase agreements    286,449     3,538   4.89      271,477     3,128  4.51
Long-term notes payable                 2,635        39   5.92        2,657        38  5.76
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net         98,524     2,119   8.60       98,506     2,119  8.60
Other borrowings                       26,591       454   6.87       13,083       171  5.19
                                   ----------   -------          ----------   -------
Total Interest-Bearing Funds
  and Average Rate Paid             4,481,030    41,207   3.69    4,507,300    39,423  3.47
                                   ----------   -------   ----   ----------   -------  ----
Accrued interest and other liabilities 83,772                        97,040
                                   ----------                    ----------
Total Liabilities                   6,387,450                     6,439,163
SHAREHOLDERS' EQUITY                  521,064                       519,402
                                   ----------                    ----------
Total Liabilities and
  Shareholders' Equity             $6,899,514                    $6,958,565
                                   ==========                    ==========
Net interest income                             $78,712                       $78,610
                                                =======                       =======
Net interest spread                                       4.47%                        4.47%
                                                          ====                         ====
Net interest income to total average earning assets       5.36%                        5.29%
                                                          ====                         ====

*Taxable-equivalent basis assuming a 35% tax rate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis*)


                                              September 30, 1999
                                        ------------------------------
                                                     Interest
                                          Average    Income/    Yield/
                                          Balance    Expense    Cost
                                        ----------   --------   ----
ASSETS
Time deposits                           $    3,506   $     45   5.10%
Securities:
 U.S. Treasury                             173,832      2,241   5.12
 U.S. Government agencies
  and corporations                       1,375,186     22,524   6.55
 States and political subdivisions
   Tax-exempt                              143,012      2,617   7.32
   Taxable                                   3,540         58   6.55
 Other                                      33,647        456   5.42
                                        ----------   --------
     Total securities                    1,729,217     27,896   6.45
Federal funds sold and securities
  purchased under resale agreements        106,962      1,404   5.14
Loans, net of unearned discount          3,985,270     84,191   8.38
                                        ----------   --------
Total Earning Assets and
    Average Rate Earned                  5,824,955    113,536   7.75
Cash and due from banks                    608,414
Allowance for possible loan losses         (59,221)
Banking premises and equipment             144,092
Accrued interest and other assets          321,928
                                        ----------
  Total Assets                          $6,840,168
                                        ==========
LIABILITIES
Demand deposits:
  Commercial and individual             $1,553,142
  Correspondent banks                      222,049
  Public funds                              37,006
                                        ----------
     Total demand deposits               1,812,197
Time deposits:
 Savings and Interest-on-Checking          943,741      1,626    .68
 Money market deposit accounts           1,691,611     15,708   3.68
 Time accounts                           1,246,044     13,238   4.22
 Public funds                              188,856      1,772   3.72
                                        ----------   --------
    Total time deposits                  4,070,252     32,344   3.15
                                        ----------   --------
  Total Deposits                         5,882,449
Federal funds purchased and securities
  sold under resale agreements             238,757      2,635   4.32
Long-term notes payable                      2,702         39   5.71
Guaranteed preferred beneficial
  interests in the Corporation's
  subordinated debentures, net              98,492      2,119   8.61
Other borrowings                             9,896        159   6.40
                                        ----------   --------
Total Interest-Bearing Funds
  and Average Rate Paid                  4,420,099     37,296   3.35
                                        ----------   --------   ----
Accrued interest and other liabilities      90,258
                                        ----------
Total Liabilities                        6,322,554
SHAREHOLDERS' EQUITY                       517,614
                                        ----------
Total Liabilities and
  Shareholders' Equity                  $6,840,168
                                        ==========
Net interest income                                  $ 76,240
                                                     ========
Net interest spread                                             4.40%
                                                                ====
Net interest income to total average earning assets             5.21%
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

                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date:   October 26, 2000                     By:/S/ Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)





                                   Cullen/Frost Bankers, Inc. Bankers, Inc.
                                        Form 10-Q
                                      Exhibit Index


Exhibit          Description
-------          -----------
  27             Statement re: Financial Data Schedule 9-30-00 (EDGAR VERSION)