Form 10-K405
period 2000-12-31
CULLEN FROST BANKERS INC
filed 2001-03-28
CIK 39263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,630,404,963 based on the closing price of such stock as of March 16, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Outstanding at
           Class                     March 16, 2001
----------------------------  ----------------------------
COMMON STOCK, $.01 PAR VALUE           51,541,315

                      DOCUMENTS INCORPORATED BY REFERENCE

 (1) Proxy Statement for Annual Meeting of Shareholders to be held May 30, 2001
                                   (Part III)

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
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    *

PART II
-------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.....................................................   12
ITEM 6.   SELECTED FINANCIAL DATA.....................................   13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   15
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   36
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   37
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................    *

PART III
--------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   70
ITEM 11.  EXECUTIVE COMPENSATION......................................   70
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   70
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   70

PART IV
-------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   71

* Not Applicable

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Corporation"), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as partially amended by the Gramm-Leach-Bliley Act (the "Modernization Act") (collectively "the BHC Act"), and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The New Galveston Company, incorporated under the laws of Delaware, is a wholly-owned second tier financial holding company subsidiary which owns all banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation. At December 31, 2000, Cullen/ Frost's principal assets consisted of all of the capital stock of The Frost National Bank ("Frost Bank") which operated 80 financial centers across Texas with 18 locations in the San Antonio area, 22 in the Houston/ Galveston area, 16 in the Fort Worth area, 5 in Austin, 8 in the Corpus Christi area, 3 in Dallas, 3 in San Marcos, 2 in McAllen, 2 in Boerne/Fair Oaks area, and 1 in New Braunfels. At December 31, 2000, Cullen/Frost had consolidated total assets of $7.7 billion and total deposits of $6.5 billion. Based on information from the Federal Reserve Board, at September 30, 2000, Cullen/Frost was the largest of the 110 large bank holding companies headquartered in Texas.

     Cullen/Frost's operations are managed along three distinct major operating segments consisting of Banking, the Financial Management Group and its investment banking subsidiary, Frost Securities Inc. (See Results of Segment Operations on page 18 and Note U on page 62).

     Cullen/Frost provides policy direction to Frost Bank in, among others, the following areas: (i) asset and liability management; (ii) accounting, budgeting, planning, insurance and investment banking; (iii) capitalization; and (iv) regulatory compliance.

     Frost Bank is a separate entity which operates under the day-to-day management of its own board of directors and officers. Frost Bank, the origin of which can be traced to a mercantile partnership organized in 1868, was chartered as a national banking association in 1899. At December 31, 2000, Frost Bank, was the largest bank headquartered in San Antonio and South Texas.

SERVICES OFFERED BY FROST BANK
------------------------------

  Commercial Banking

     Frost Bank provides commercial services for corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including interim construction financing on industrial and commercial properties and financing on equipment, inventories, accounts receivable, and recapitalization for turnaround situations, as well as commercial leasing. Frost Bank provides financial services to business clients on both a national and international basis.

  Consumer Services

     Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, installment and real estate loans, home equity loans, drive-in and night deposit services, safe deposit facilities, and discount brokerage services.

  International Banking

     Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. Such services consist of accepting deposits (in United States dollars only), making loans

(in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds and, to a limited extent, dealing in foreign exchange. Reference is made to pages 26 and 34 of this document.

  Correspondent Banking

     Frost Bank acts as correspondent for approximately 315 financial institutions, primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers to the correspondents a full range of services including check clearing, transfer of funds, loan participations, fixed income security services, and securities custody and clearance.

  Insurance

     Frost Insurance Agency, Inc., is a wholly-owned subsidiary of Frost Bank and offers corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses.

  Trust Services

     Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts and the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2000, trust assets with a market value of approximately $12.9 billion were being administered by the subsidiary banks. These assets were comprised of discretionary assets of $5.7 billion and non-discretionary assets of $7.2 billion.

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

SERVICES OFFERED BY THE CULLEN/FROST NON-BANKING SUBSIDIARIES
-------------------------------------------------------------

     Frost Securities, Inc., an investment banking subsidiary, based in Dallas, Texas offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.

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

COMPETITION
-----------

     Frost Bank encounters intense competition in its commercial banking businesses, primarily from other banks located in their respective service areas. Frost Bank also competes with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds, investment banks and other financial institutions. In the case of some larger customers, competition exists with institutions in other major metropolitan areas in Texas and in the remainder of the United States, some of which are larger than Frost Bank in terms of capital, resources and personnel.

SUPERVISION AND REGULATION
--------------------------

  Cullen/Frost

     Cullen/Frost is a legal entity separate and distinct from its bank subsidiary and was designated a financial holding company under the Modernization Act effective March 15, 2000. The Modernization Act: (i) allows financial holding companies meeting management, capital and CRA standards to engage in a substantially broader range of financial activities and activities incidental to financial activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; (ii) allows insurers and other financial services companies to acquire banks; (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) established the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     Cullen/Frost is primarily regulated by the Federal Reserve Board which has established guidelines with respect to the maintenance of appropriate levels of capital and payment of dividends by bank holding companies. If Frost Bank ceases to be "well capitalized" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order Cullen/Frost to divest Frost Bank or to conform its activities to those permissible for a bank holding company. In addition, if Frost Bank receives a rating under the CRA Act of less than satisfactory, Cullen/Frost will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

     The Modernization Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including Cullen/Frost, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

     The Federal Reserve Act and the Federal Deposit Insurance Act ("FDIA") impose restrictions on loans by Frost Bank to Cullen/Frost and certain of its subsidiaries, on investments in securities thereof and on the taking of such securities as collateral for loans. Such restrictions generally prevent Cullen/Frost from borrowing from Frost Bank unless the loans are secured by marketable obligations. Further, such secured loans, other transactions, and investments by Frost Bank are limited in amount as to Cullen/Frost or to certain other subsidiaries to ten percent of Frost Bank's capital and surplus and as to Cullen/Frost and all such subsidiaries to an aggregate of 20 percent of Frost Bank's capital and surplus.

     Under Federal Reserve Board policy, Cullen/Frost is expected to act as a source of financial strength to its bank and to commit resources to support such bank in circumstances where it might not do so absent such policy. In addition, any loans by Cullen/Frost to its bank would be subordinate in right of payment to deposits and to certain other indebtedness of its bank. In the event of a financial holding company's bankruptcy, any commitment by the financial holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment.

  Subsidiary Bank

     Frost Bank is organized as a national banking association under the National Bank Act and is subject to regulation and examination by the Office of the Comptroller of the Currency (the "Comptroller of the Currency").

     Federal and state laws and regulations of general application to banks have the effect, among others, of regulating the scope of the business of Frost Bank, its investments, cash reserves, the purpose and nature of loans, collateral for loans, the maximum interest rates chargeable on loans, the amount of dividends that may be declared and required capitalization ratios. Federal law imposes restrictions on extensions of credit to, and certain other transactions with, Cullen/Frost and other subsidiaries, on investments in stock or other securities thereof and on the taking of such securities as collateral for loans to other borrowers.

     The Comptroller of the Currency with respect to Cullen/Frost's bank subsidiary has authority to prohibit a bank from engaging in what, in such agency's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that such agency could claim that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

     The principal source of Cullen/Frost's cash revenues is dividends from its bank subsidiary, and there are certain limitations on the payment of dividends to Cullen/Frost by such bank subsidiary. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years less any required transfers to surplus. In addition, a national bank may not pay dividends in an amount in excess of its undivided profits less certain bad debts. Although not necessarily indicative of amounts available to be paid in future periods, Cullen/Frost's subsidiary bank had approximately $70.4 million available for the payment of dividends, without prior regulatory approval, at December 31, 2000.

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

     In addition, bank regulators have established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of three percent for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of at least four percent plus an additional cushion where warranted. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to average total assets. The bank regulators have not advised Cullen/Frost or its bank subsidiary of any specific minimum leverage ratio applicable to it. For information concerning Cullen/Frost's capital ratios, see the discussion under the caption "Capital" on page 34 and Note L "Capital" on page 52.

  FDICIA

     The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, requires the Federal banking agencies to take "prompt corrective action" in respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the final rules adopted by the Federal banking regulators relating to these capital tiers, an institution is deemed to be: well capitalized if the institution has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; adequately capitalized if the institution has a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a leverage ratio of four percent or greater (or a leverage ratio of three percent for bank holding companies which meet certain specified criteria, including having the highest regulatory rating); undercapitalized if the institution has a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a leverage ratio less than four percent (or a leverage ratio less than three percent if the institution is rated composite one in its most recent report of examination, subject to appropriate Federal banking agency guidelines); significantly undercapitalized if the institution has a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a leverage ratio less than three percent; and critically undercapitalized if the institution has a ratio of tangible equity to total assets equal to or less than two percent.

     At December 31, 2000, Frost Bank, Cullen/Frost's only insured depository institution subsidiary was considered "well capitalized".

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

DEPOSIT INSURANCE
-----------------

     Cullen/Frost's subsidiary bank is subject to Federal Deposit Insurance Corporation ("FDIC") deposit insurance assessments and to certain other statutory and regulatory provisions applicable to FDIC-insured depository institutions. The risk-based assessment system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating.

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

     The BHC Act, the Federal Bank Merger Act, and the Texas Banking Code regulate the acquisition of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company. With respect to Frost Bank, the approval of the Comptroller of the Currency is required for branching, purchasing the assets of other banks and bank mergers in which the continuing bank is a national bank.

     In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, and the applicant's record under the Community Reinvestment Act and fair housing laws.

     Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.

INTERSTATE BANKING AND BRANCHING LEGISLATION
--------------------------------------------

     The Riegle-Neal Interstate Branching Efficiency Act ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. IBBEA also authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching; however, in the second quarter of 1998, the OCC approved a series of merger transactions requested by a non-Texas based institution that ultimately resulted in the merger of its Texas based bank into the non-Texas based institution. Although challenged in the courts, the final legal ruling allowed the merger to proceed. In addition, on May 13, 1998, the Texas Banking Commissioner began accepting applications filed by state banks to engage in interstate mergers and branching.

REGULATORY ECONOMIC POLICIES
----------------------------

     The earnings of Cullen/Frost are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. The Federal Reserve Board regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate on financial institution borrowings, varying reserve requirements against financial institution deposits and restricting certain borrowings by such financial institutions and their subsidiaries. The deregulation of interest rates has had and is expected to continue to have an impact on the competitive environment in which Frost Bank operates.

     Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, Cullen/Frost cannot accurately predict the nature or extent of any effect such policies may have on its future business and earnings.

EMPLOYEES
---------

     At December 31, 2000, Cullen/Frost employed 3,394 full-time equivalent employees. Employees of Cullen/Frost enjoy a variety of employee benefit programs, including a retirement plan, 401(k) stock purchase plans, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/Frost considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The names, ages, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost during 2000 are as follows:

                                            AGE AS OF
      NAME AND POSITIONS OR OFFICES         12/31/00               RECENT BUSINESS EXPERIENCE
------------------------------------------  ---------   ------------------------------------------------
T.C. Frost                                     73       Officer and Director of Frost Bank since 1950.
  Senior Chairman of the Board                          Chairman of the Board of Cullen/Frost from 1973
  and Director                                          to October 1995. Member of the Executive
                                                        Committee of Cullen/Frost from 1973 to present.
                                                        Chief Executive Officer of Cullen/Frost from
                                                        July 1977 to October 1997. Senior Chairman of
                                                        Cullen/Frost from October 1995 to present.

Richard W. Evans, Jr.                          54       Officer of Frost Bank since 1973. Executive Vice
  Chairman of the Board,                                President of Frost Bank from 1978 to April 1985.
  Chief Executive Officer and Director                  President of Frost Bank from April 1985 to
                                                        August 1993. Chairman of the Board and Chief
                                                        Executive Officer of Frost Bank from August 1993
                                                        to present. Director and Member of the Executive
                                                        Committee of Cullen/Frost from August 1993 to
                                                        present. Chairman of the Board and Chief
                                                        Operating Officer of Cullen/Frost from October
                                                        1995 to October 1997. Chairman of the Board and
                                                        Chief Executive Officer of Cullen/Frost from
                                                        October 1997 to present.

Patrick B. Frost                               40       Officer of Frost Bank since 1985. President of
  President of Frost Bank                               Frost Bank from August 1993 to present. Director
  and Director                                          of Cullen/Frost from May 1997 to present. Member
                                                        of the Executive Committee of Cullen/Frost from
                                                        July 1997 to present.

Phillip D. Green                               46       Officer of Frost Bank since July 1980. Vice
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

Stan McCormick, age 55, has been an officer of Frost Bank since 1994 and Secretary of Cullen/Frost from June 1999 to present.

     There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which such executive officer was or is to be selected as an officer.

ITEM 2.  PROPERTIES
-------------------

     The executive offices of Cullen/Frost, as well as the principal banking quarters of Frost Bank, are housed in both a 21-story office tower and a nine-story office building located on approximately 3.5 acres of land in downtown San Antonio. Cullen/Frost and Frost Bank lease approximately 50 percent of the office tower. The nine-story office building was purchased in April 1994. Frost Bank also leases space in a seven-story parking garage adjacent to the banking quarters. In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years. Both leases allow for purchase of the related asset under specific terms. Frost Bank has agreed to repurchase the office tower and related parking garage facility. Closing of the purchase agreement on the properties is expected to take place in the second quarter of 2002.

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

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
----------------------------------------------------------------------
          MATTERS
          --------

  Common Stock Market Prices and Dividends

     The tables below set forth for each quarter the high and low sales prices for Cullen/Frost's common stock and the dividends per share paid for each quarter. The Company's common stock is traded on The New York Stock Exchange ("NYSE") under the symbol: CFR. High and low sales prices are as reported by the NYSE.

                                                                  2000              1999
                                                             ---------------   ---------------
MARKET PRICE (PER SHARE)                                      HIGH     LOW      High     Low
----------------------------------------------------------------------------------------------
First Quarter..............................................  $26.94   $19.63   $27.94   $22.69
Second Quarter.............................................   28.81    23.50    28.94    23.19
Third Quarter..............................................   34.94    26.25    28.94    22.81
Fourth Quarter.............................................   43.44    28.13    30.38    23.88

The number of record holders of common stock at February 16, 2001 was 2,227.

CASH DIVIDENDS (PER SHARE)                                    2000     1999
----------------------------------------------------------------------------
First Quarter...............................................  $.175    $.150
Second Quarter..............................................   .195     .175
Third Quarter...............................................   .195     .175
Fourth Quarter..............................................   .195     .175
                                                              --------------
     Total..................................................  $.760    $.675
                                                              ==============

     The Corporation's management is committed to the continuation of the payment of regular cash dividends, however there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. See "Capital" section on page 34 in Item 7 for further discussion and Note K "Dividends" on page 51.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                              Year Ended December 31
                                          ---------------------------------------------------------------
                                            2000       1999       1998       1997       1996       1995
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans, including fees...............  $394,073   $329,610   $300,721   $261,607   $219,279   $180,696
    Securities..........................   109,248    113,561    120,259    110,070    112,921    109,593
    Time deposits.......................       505        164
    Federal funds sold and securities
      purchased under resale
      agreements........................     8,505      4,245      7,111     12,423      7,506      7,154
                                          ---------------------------------------------------------------
         TOTAL INTEREST INCOME..........   512,331    447,580    428,091    384,100    339,706    297,443
INTEREST EXPENSE:
    Deposits............................   158,858    128,819    138,283    131,140    117,179    100,785
    Federal funds purchased and
      securities sold under repurchase
      agreements........................    17,889     12,500     11,606      8,739      9,773     15,347
    Guaranteed preferred beneficial
      interests in the Corporation's
      junior subordinated deferrable
      interest debentures...............     8,475      8,475      8,475      7,652
    Other borrowings....................     4,346        808      1,754      1,434      1,037        739
                                          ---------------------------------------------------------------
         TOTAL INTEREST EXPENSE.........   189,568    150,602    160,118    148,965    127,989    116,871
                                          ---------------------------------------------------------------
         NET INTEREST INCOME............   322,763    296,978    267,973    235,135    211,717    180,572
Provision for possible loan losses......    14,103     12,427     10,393      9,174      8,494      7,605
                                          ---------------------------------------------------------------
         NET INTEREST INCOME AFTER
           PROVISION FOR POSSIBLE LOAN
           LOSSES.......................   308,660    284,551    257,580    225,961    203,223    172,967
NON-INTEREST INCOME:
    Trust fees..........................    49,266     46,411     46,863     43,275     36,898     34,342
    Service charges on deposit
      accounts..........................    60,627     58,787     53,601     47,627     41,570     33,364
    Insurance commissions...............    10,331      3,902
    Other service charges, collection
      and exchange charges, commissions
      and fees..........................    20,143     13,779     13,293     10,352      8,323     11,098
    Net gain (loss) on securities
      transactions......................         4        (86)       359        498       (892)    (1,382)
    Other...............................    30,494     28,470     22,361     18,953     17,403     18,241
                                          ---------------------------------------------------------------
         TOTAL NON-INTEREST INCOME......   170,865    151,263    136,477    120,705    103,302     95,663
NON-INTEREST EXPENSE:
    Salaries and wages..................   138,643    122,104    109,781     98,126     84,989     69,835
    Pension and other employee
      benefits..........................    29,163     26,096     21,295     19,874     18,224     13,313
    Net occupancy of banking premises...    27,905     27,149     25,486     22,812     21,486     20,238
    Furniture and equipment.............    21,495     19,958     18,921     16,147     14,697     13,276
    Intangible amortization.............    15,625     15,000     13,293     11,920     11,306      8,124
    Other...............................    80,449     76,886     75,297     65,265     58,476     62,244
    Merger related charges..............                          12,244
                                          ---------------------------------------------------------------
         TOTAL NON-INTEREST EXPENSE.....   313,280    287,193    276,317    234,144    209,178    187,030
                                          ---------------------------------------------------------------
         INCOME BEFORE INCOME TAXES.....   166,245    148,621    117,740    112,522     97,347     81,600
Income taxes............................    57,428     50,979     42,095     39,555     34,409     28,213
                                          ---------------------------------------------------------------
         NET INCOME.....................  $108,817   $ 97,642   $ 75,645   $ 72,967   $ 62,938   $ 53,387
                                          ===============================================================
Net income per common share:
    Basic...............................  $   2.09   $   1.83   $   1.42   $   1.38   $   1.18   $   1.01
    Diluted.............................      2.03       1.78       1.38       1.33       1.16        .99
Return on Average Assets................      1.52%      1.42%      1.18%      1.28%      1.23%      1.20%
Return on Average Equity................     20.41      18.68      15.44      16.38      15.63      14.84


Historical amounts have been restated for stock splits and to reflect the merger with Overton Bancshares, Inc.

SELECTED FINANCIAL DATA
(dollars in thousands, except per share amounts)

                                                                     Year Ended December 31
                                           ---------------------------------------------------------------------------
                                              2000         1999         1998         1997         1996         1995
                                           ---------------------------------------------------------------------------
BALANCE SHEET DATA
    Total assets.........................  $7,660,372   $6,996,680   $6,869,605   $6,045,573   $5,599,248   $4,774,750
    Guaranteed preferred beneficial
      interest in the Corporation's
      junior subordinated deferrable
      interest debentures, net...........      98,568       98,513       98,458       98,403
    Shareholders' equity.................     573,026      509,311      512,919      462,929      424,786      382,003
    Average shareholders' equity to
      average total assets...............        7.46%        7.60%        7.63%        7.83%        7.87%        8.10%
    Tier 1 risk-based capital ratio......       10.08        11.04        12.23        13.21        11.39        12.73
    Total risk-based capital ratio.......       11.24        12.28        13.48        14.46        12.64        13.98
PER COMMON SHARE DATA
    Net income-basic.....................  $     2.09   $     1.83   $     1.42*  $     1.38   $     1.18   $     1.01
    Net income-diluted...................        2.03         1.78         1.38*        1.33         1.16          .99
    Cash dividends paid-CFR..............        .760         .675         .575         .480         .403         .285
    Shareholders' equity.................       11.14         9.64         9.60         8.74         7.96         7.18
LOAN PERFORMANCE INDICATORS
    Non-performing assets................  $   18,933   $   18,837   $   17,104   $   18,088   $   14,069   $   18,681
    Non-performing assets to:
      Total loans plus foreclosed
         assets..........................         .42%         .45%         .47%         .58%         .53%         .87%
      Total assets.......................         .25          .27          .25          .30          .25          .39
    Allowance for possible loan losses...  $   63,265   $   58,345   $   53,616   $   48,073   $   42,821   $   36,525
    Allowance for possible loan losses to
      period-end loans...................        1.40%        1.40%        1.47%        1.54%        1.60%        1.71%
    Net loan charge-offs.................  $    9,183   $    8,764   $    6,100   $    6,027   $    2,825   $      527
    Net loan charge-offs to average
      loans..............................         .21%         .22%         .18%         .21%         .12%         .03%
COMMON STOCK DATA
    Common shares outstanding at period
      end................................      51,430       52,823       53,425       52,940       53,365       53,224
    Weighted average common shares.......      52,123       53,368       53,150       52,999       53,195       53,043
    Dilutive effect of stock options.....       1,534        1,378        1,529        1,753        1,257          945
    Dividends as a percentage of net
      income**...........................       36.35%       36.88%       35.79%       30.50%       29.80%       24.47%
NON-FINANCIAL DATA
    Number of employees..................       3,394        3,336        3,095        3,045        2,743        2,399
    Shareholders of record...............       2,250        2,442        2,624        2,358        2,336        2,463

 * 1998 basic and diluted earnings per share before the after-tax merger related charge was $1.60 and $1.56, respectively.
** Includes dividends paid by Overton and excludes the after-tax impact of the $12.2 million merger related charge in
   1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL REVIEW

     Discussed below are the operating results for Cullen/Frost Bankers, Inc. and Subsidiaries ("Cullen/ Frost" or the "Corporation") for the years 1998 through 2000. Cullen/Frost acquired two independent insurance agencies, one each in the second and third quarters of 2000. Cullen/Frost completed bank acquisitions during the first and second quarters of 1999 and one in the first quarter of 1998. The Corporation also acquired an independent insurance agency in the second quarter of 1999. These acquisitions, as described below, were all accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. During the second quarter of 1998, Cullen/Frost also completed the merger with Overton Bancshares, Inc., as described below. The merger was accounted for as a "pooling of interests" transaction, and as such, historical amounts were restated to reflect the merger.

     All balance sheet amounts presented in the following financial review are averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments assume a 35 percent federal tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), not withstanding that they are not specifically identified as such. In addition, certain statements in future filings by Cullen/Frost with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on Cullen/Frost and its customers; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowings and savings habits; (vi) technological changes; (vii) acquisitions and integration of acquired businesses; (viii) the ability to increase market share and control expenses; (ix) changes in the competitive environment among financial holding companies; (x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Cullen/Frost and its subsidiaries must comply; (xi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xii) changes in the Corporation's organization, compensation and benefit plans; (xiii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiv) costs or difficulties related to the integration of the businesses of Cullen/Frost being greater than expected; and (xv) the Corporation's success at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made. Cullen/ Frost undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

MERGER AND ACQUISITIONS
-----------------------

     Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.

     On July 1, 2000 Frost Insurance Agency ("FIA"), a subsidiary of The Frost National Bank, acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin-based independent insurance agency. Nieman Hanks offers property and casualty insurance, professional and umbrella liability, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning. Nieman Hanks is the third acquisition made by FIA, following the additions of Professional Insurance Agents, Inc. ("PIA") and Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock") mentioned below. This acquisition did not have a material impact on Cullen/Frost's 2000 net income.

     On April 1, 2000, FIA acquired Wayland Hancock, a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. This acquisition did not have a material impact on Cullen/Frost's 2000 net income.

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

     On May 1, 1999, FIA acquired PIA, a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offers as agent, corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

     On January 15, 1999, Cullen/Frost paid approximately $18.7 million to acquire Keller State Bank with three locations in Tarrant County, Texas. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

     On May 29, 1998, Cullen/Frost completed the merger of Overton Bancshares, Inc., ("Overton") in Fort Worth, Texas, and its wholly-owned subsidiary, Overton Bank & Trust, N.A. The merger was the Corporation's first entry into the Fort Worth market. With the merger, the Corporation added twelve locations in Fort Worth/Arlington and two in Dallas. The Corporation issued approximately 4.38 million common shares as part of this transaction. As a result of the transaction, the Corporation recorded a merger related charge of $12.2 million primarily consisting of severance payments and other employee benefits, and investment banking fees.

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. The Corporation acquired loans of approximately $125 million and deposits of approximately $222 million. This acquisition did not have a material impact on the Corporation's 1998 net income.

  Investment Banking Subsidiary

     On August 2, 1999 Cullen/Frost began operations of its investment banking subsidiary in Dallas, Texas. Frost Securities, Inc. offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.

RESULTS OF OPERATIONS
---------------------

     For the year ended December 31, 2000, Cullen/Frost reported net income of $108.8 million or $2.03 per diluted common share, an all-time earnings high. Net income for the year ended December 31, 1999 was $97.6 million or $1.78 per diluted common share. Operating earnings for the year ended December 31, 1998 were $85.2 million or $1.56 per diluted common share and excluded the after-tax impact of the merger related charge of $12.2 million associated with the merger of Overton. Return on average assets for 2000 was 1.52 percent compared with
1.42 percent in 1999, while return on average equity was 20.41 percent in 2000 compared with 18.68 percent in 1999. Excluding the merger related charge, return on average assets for 1998 was 1.33 percent, while return on average equity was
17.38 percent.

                                                    2000 Change              1999 Change
EARNINGS SUMMARY                           2000      FROM 1999      1999      FROM 1998      1998
---------------------------------------------------------------------------------------------------
Taxable-equivalent net interest
  income...............................  $327,257     $25,777     $301,480    $ 30,708     $270,772
Taxable-equivalent adjustment..........     4,494          (8)       4,502       1,703        2,799
                                         ----------------------------------------------------------
Net interest income....................   322,763      25,785      296,978      29,005      267,973
Provision for possible loan losses.....    14,103       1,676       12,427       2,034       10,393
Non-interest income:
  Net gain (loss) on securities
     transactions......................         4          90          (86)       (445)         359
  Other................................   170,861      19,512      151,349      15,231      136,118
                                         ----------------------------------------------------------
          Total non-interest income....   170,865      19,602      151,263      14,786      136,477
Non-interest expense:
  Goodwill amortization................     7,875         726        7,149         993        6,156
  Other intangible amortization........     7,750        (101)       7,851         714        7,137
  Merger related charge................                                        (12,244)      12,244
  Other operating expenses.............   297,655      25,462      272,193      21,413      250,780
                                         ----------------------------------------------------------
          Total non-interest expense...   313,280      26,087      287,193      10,876      276,317
                                         ----------------------------------------------------------
Income before income taxes.............   166,245      17,624      148,621      30,881      117,740
Income taxes...........................    57,428       6,449       50,979       8,884       42,095
                                         ----------------------------------------------------------
Net income.............................  $108,817     $11,175     $ 97,642    $ 21,997     $ 75,645
                                         ==========================================================
Per common share:
  Net income-basic.....................  $   2.09     $   .26     $   1.83    $    .41     $   1.42*
  Net income-diluted...................      2.03         .25         1.78         .40         1.38*
Return on Average Assets...............      1.52%        .10%        1.42%        .24%        1.18%*
Return on Average Equity...............     20.41        1.73        18.68        3.24        15.44*

* Operating basic and diluted earnings per share for 1998 were $1.60 and $1.56, respectively.
   Operating ROA and ROE for 1998 were 1.33 percent and 17.38 percent, respectively.

RESULTS OF SEGMENT OPERATIONS
-----------------------------

     The Corporation's operations are managed along three major Operating
Segments: Banking, the Financial Management Group and Frost Securities Inc. ("FSI"), the investment banking subsidiary started in 1999. A description of each business and the methodologies used to measure financial performance are described in Note U to the Consolidated Financial Statements on page 62. The following table summarizes operating earnings and net income by Operating Segment for each of the last three years:

                                                                 Year Ended December 31
                                                              ----------------------------
(DOLLARS IN THOUSANDS)                                          2000      1999      1998
------------------------------------------------------------------------------------------
Banking.....................................................  $105,973   $93,548   $78,826
Financial Management Group..................................    15,708    14,967    14,497
Frost Securities Inc. ......................................    (3,350)   (2,387)      N/A
Non-Banks...................................................    (9,514)   (8,486)   (8,167)
                                                              ----------------------------
Consolidated operating earnings.............................  $108,817   $97,642   $85,156*
Consolidated net income.....................................  $108,817   $97,642   $75,645
                                                              ============================

* Excludes the after-tax impact of the $12.2 million Overton merger related charge. See discussion on page 16.

     Banking net income was $106.0 million for 2000 up 13.3 percent from $93.5 million for 1999 and $78.8 million for 1998. The increase in net income in 2000 versus 1999 was due in part to net interest income growth of 8.1 percent, mainly influenced by average loan growth of $418.5 million or 10.6 percent. Non-interest expenses were up 2.7 percent due to expenses impacted by normal on-going operations. Staffing levels however were reduced as Frost Bank entered into a co-branding relationship with GMAC Mortgage to provide Cullen/Frost customers with mortgage products as well as the servicing of 1-4 family residential loans. Staff was also reduced slightly as the Bank withdrew from indirect auto lending. There were no bank acquisitions during the year 2000, however 1999's results include two bank acquisitions made in the first half of the year and 1998's results also include one bank acquisition made at the beginning of the year.

     The Financial Management Group net income for 2000 was $15.7 million, up
5.0 percent from last year and compared to $15.0 million for 1999 and $14.5 million for 1998. The growth in net income in this group during 2000 was mainly attributable to growth in investment fees and oil and gas fees. While oil and gas fees were influenced by the higher market prices of oil and gas, investment fees were positively impacted by offering a diversity of investment products. This was accomplished through various funds and fund managers as well as Frost investment services focus on providing brokerage services and personal wealth management services for wealthy clients and customers.

     Frost Securities Inc., the Corporation's investment banking subsidiary began operations in August of 1999. The net loss of $3.4 million for 2000 increased from a $2.4 million loss for a half year of operations in 1999. While the net loss in 2000 was impacted by less than favorable market conditions, revenues were up $5.3 million driven primarily by equities sales and trading. Staffing at the end of 2000 included 43 employees compared to 28 at the end of 1999. As of year-end 2000 there were 46 energy and 32 technology stocks under coverage.

     Most of the increase in the operating loss for non-banks in 2000 was due to an increase in expenses relating to incentive based compensation and fees for professional services.

NET INTEREST INCOME
-------------------

     Net interest income on a tax equivalent basis for 2000 was $327.3 million, an increase from $301.5 million recorded in 1999 and the $270.8 million recorded in 1998. The primary reason for the increase over the past three years has been loan growth. See "Consolidated Average Balance Sheets" on pages 66 and 67 and "Rate Volume Analysis" on page 68. The net interest margin, was 5.32 percent for the year ended December 31, 2000, compared to 5.15 percent and 4.93 percent for the years 1999 and 1998, respectively. The increase in the net interest margin from a year ago is due to strong loan growth resulting in an improved earning asset mix and growth in demand deposits. Net interest spread for 2000 decreased one basis point to 4.33 percent. This compares to 4.34 percent and
4.04 percent for 1999 and 1998, respectively. The increase in net interest spread for 1999 from 1998 is primarily due to Cullen/Frost's ability to improve loan spreads through lower funding costs.

     The net interest spread as well as the net interest margin could be impacted by future changes in short-and long-term interest rate levels, as well as the impact from the competitive environment.

MARKET RISK DISCLOSURE -- INTEREST RATE SENSITIVITY
---------------------------------------------------

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

     Cullen/Frost utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing or decreasing ratably 200 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. All off-balance sheet financial instruments such as derivatives are included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 0.9 percent relative to the base case over the next 12 months; while a decrease of 200 basis points will result in a negative variance in net interest income of
1.8 percent. This compares to last year's estimate when a 200 basis points increase in rates resulted in a positive variance in net interest income of 0.3 percent relative to the base case over the next 12 months while a decrease of 200 basis points resulted in a negative variance in net interest income of 0.8 percent. The Corporation's trading portfolio is immaterial and as such separate quantitative disclosure is not presented.

     As the accompanying table indicates, the Corporation is liability-sensitive, on a cumulative basis, at time periods of one year or less. Technically, Cullen/Frost may reprice savings and Interest-on-Checking at any time and accordingly, they have been classified in the 0-30 day sensitivity category in the following table. However, the degree and frequency of movement is more limited in practice, and they are much less sensitive than contractually possible. This gap analysis is based on a point in time and may not be meaningful because assets and liabilities must be categorized according to contractual maturities and repricing periods rather than estimating more realistic behaviors as is done in the sensitivity model discussed above. Also, the gap analysis does not consider subsequent changes in interest rate levels or spreads between asset and liability categories.

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

                                                                      December 31, 2000
                                        -----------------------------------------------------------------------------
                                        Immediately
                                           Rate                                               Non-Rate
                                         Sensitive           Rate Sensitive Within            Sensitive
CUMULATIVE INTEREST RATE SENSITIVITY    -----------   ------------------------------------   -----------
(PERIOD-END BALANCES)                    0-30 Days     90 Days      One Year    Five Years   >Five Years     Total
---------------------------------------------------------------------------------------------------------------------
Earning Assets:
    Loans.............................  $2,725,163    $2,900,250   $3,250,587   $4,063,807   $  470,838    $4,534,645
    Securities........................     145,797       298,428      555,974      969,619      698,865     1,668,484
    Federal funds sold & other
      short-term investments..........     218,624       218,624      218,624      218,624                    218,624
                                        -----------------------------------------------------------------------------
         Total earning assets.........  $3,089,584    $3,417,302   $4,025,185   $5,252,050   $1,169,703    $6,421,753
                                        =============================================================================
Interest-Bearing Liabilities:
    Savings and Interest-on-
      Checking........................  $1,012,790    $1,012,790   $1,012,790   $1,012,790                 $1,012,790
    Money market deposit accounts.....   1,774,656     1,774,656    1,774,656    1,774,656                  1,774,656
    Certificates of deposit and other
      time accounts...................     250,856       637,078    1,344,130    1,432,560   $  161,060     1,593,620
    Federal funds purchased and other
      borrowings......................     363,111       373,461      386,022      390,700      107,193       497,893
                                        -----------------------------------------------------------------------------
         Total interest-bearing
           liabilities................  $3,401,413    $3,797,985   $4,517,598   $4,610,706   $  268,253    $4,878,959
                                        =============================================================================
Interest sensitivity gap..............  $ (311,829)   $ (380,683)  $ (492,413)  $  641,344   $  901,450    $1,542,794
                                        =============================================================================
Ratio of earning assets to interest-
  bearing liabilities.................         .91           .90          .89         1.14
                                        ==================================================


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

Loans are included net of unearned discount of $7.3 million. Consumer loans are distributed in the immediately rate-sensitive category for those tied to market rates or to other categories according to the repayment schedule.

The above table does not reflect interest rate swaps/floor further discussed on page 32.

LIQUIDITY
---------

     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.

     Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in Cullen/Frost's natural trade area which maintain accounts with and sell Federal funds to the subsidiary bank of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

NON-INTEREST INCOME
-------------------

     Non-interest income of $170.9 million was reported for 2000, compared with $151.3 million for 1999 and $136.5 million for 1998. The increase in non-interest income for 2000 was broad based as all categories of fee income increased. The increase came from core growth and was also driven in part, by the positive impact of the insurance agency acquisitions made during the second and third quarters and the first full year of operations of FSI. In addition to core growth, non-interest income was favorably impacted in 1999 by the first quarter acquisition of Keller State Bank and the second quarter acquisitions of Commerce Financial Corporation and PIA. The non-interest income growth in 1998 also included the impact of the acquisition of Harrisburg Bancshares, Inc., in the first quarter of 1998.

                                                        Year Ended December 31
                                     ------------------------------------------------------------
                                            2000                 1999                 1998
                                     ------------------   ------------------   ------------------
                                                PERCENT              Percent              Percent
Non-Interest Income                   AMOUNT    CHANGE     Amount    Change     Amount    Change
-------------------------------------------------------------------------------------------------
Trust fees.........................  $ 49,266   +  6.2%   $ 46,411   -  1.0%   $ 46,863    + 8.3%
Service charges on deposit
  accounts.........................    60,627   +  3.1      58,787   +  9.7      53,601    +12.5
Insurance commissions..............    10,331   +164.8       3,902
Other service charges, collection
  and exchange charges, commissions
  and fees.........................    20,143   + 46.2      13,779   +  3.7      13,293    +28.4
Net gain(loss) on securities
  transactions.....................         4   +104.7         (86)  -124.0         359    -27.9
Other..............................    30,494   +  7.1      28,470   + 27.3      22,361    +18.0
                                     --------             --------             --------
          Total....................  $170,865   + 13.0    $151,263   + 10.8    $136,477    +13.1
                                     ========             ========             ========

     Trust income was up $2.9 million or 6.2 percent during 2000, mainly due to increases in investment fees and oil and gas fees partially offset by decreases in management fees associated with small cap value funds. The market value of trust assets grew $108 million to $12.9 billion in 2000 with most of the growth occurring in discretionary assets. Trust assets were comprised of discretionary assets of $5.7 billion and non-discretionary assets of $7.2 billion at year end 2000 compared to $5.6 billion and $7.2 billion, respectively, last year. In 1999, trust income was down $452 thousand or 1.0 percent from 1998, due mainly to decreases in management fees associated with some small cap value funds partially offset by increases in investment fees and custody fees.

     Deposit service charges increased $1.8 million or 3.1 percent from 1999. This increase is due to higher overdraft charges and higher revenues associated with individual accounts. The increase in revenues from individual accounts resulted from the simplification of deposit account offerings while providing Cullen/ Frost's customers with better value. Lower NSF charges and cash management fees on commercial accounts offset the increase. Although cash management billable services were up, the decrease in cash management fees reflects the impact of a higher earnings credit rate, which results in more payment for services through keeping balances rather than through the payment of fees. In 1999, deposit service charges increased $5.2 million or 9.7 percent from 1998. The increase from 1998 to 1999 occurred as the result of deposit growth that generated increases in overdraft charges, cash management fees on commercial and individual deposits partially offset by lower NSF charges.

     Insurance commissions increased $6.4 million or 164.8 percent to $10.3 million in 2000 compared to $3.9 million in 1999. The increase in insurance commission income was positively impacted by the two agency acquisitions during 2000. Other service charges and fees increased $6.4 million or 46.2 percent when compared to 1999. Primary contributors to this growth were revenues from Frost Securities, as they completed their first full year of operation, and mutual fund fees. Other service charges and fees increased $486 thousand or 3.7 percent from 1998 to 1999. Mutual fund fees were the main contributor to the increase in other service charges from 1998.

     Other non-interest income increased $2.0 million or 7.1 percent to $30.5 million in 2000 compared to $28.5 million in 1999. This increase resulted from higher income primarily related to the increased usage of the Visa check card and annuity sales income offset by fewer mortgage loan origination fees which resulted from the Corporation's outsourcing mortgage loans through the co-branding arrangement with GMAC Mortgage and lower gains on the sale of student loans. Also included in 2000 is the $2 million non-recurring gain from the sale of the mortgage servicing rights in the second quarter of 2000. The increase in 1999 from 1998 is primarily attributed to increases in the gain on sale of student loans, check card income, and a non-recurring $2 million gain on the sale of a piece of property in connection with a branch restructuring.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense increased 9.1 percent to $313.3 million for 2000. The increase in non-interest expense for 2000 was impacted by the insurance agency acquisitions made during the second and third quarters. In addition, the impact of a full year's cost associated with Frost Securities and Commerce Financial Corporation added to the increase. The acquisitions of Keller State Bank, Commerce Financial Corporation, and PIA, as well as the formation of Frost Securities, Inc. impacted the growth in expenses in 1999. Excluding the merger-related charge of $12.2 million during the second quarter of 1998 which was associated with the merger of Overton, non-interest expenses increased by
8.8 percent in 1999 to $287.2 million from $264.1 million in 1998.

                                                          Year Ended December 31
                                       ------------------------------------------------------------
                                              2000                 1999                 1998
                                       ------------------   ------------------   ------------------
                                                  PERCENT              Percent              Percent
NON-INTEREST EXPENSE                    AMOUNT    CHANGE     Amount    Change     Amount    Change
---------------------------------------------------------------------------------------------------
Salaries and wages...................  $138,643    +13.5%   $122,104    +11.2%   $109,781    +11.9%
Pension and other employee
  benefits...........................    29,163    +11.8      26,096    +22.5      21,295    + 7.2
Net occupancy of banking premises....    27,905    + 2.8      27,149    + 6.5      25,486    +11.7
Furniture and equipment..............    21,495    + 7.7      19,958    + 5.5      18,921    +17.2
Intangible amortization..............    15,625    + 4.2      15,000    +12.8      13,293    +11.5
Merger related charge................                                              12,244
Other................................    80,449    + 4.6      76,886    + 2.1      75,297    +15.4
                                       --------             --------             --------
     Total...........................  $313,280    + 9.1    $287,193    + 3.9    $276,317    +18.0
                                       ========             ========             ========

     Salaries and wages increased by $16.5 million or 13.5 percent in 2000 and $12.3 million or 11.2 percent in 1999. Salaries and wages in both years have experienced increases related to Frost Securities and acquisitions made by Frost Insurance Agency as well as normal market and merit increases based on performance. Also, included in 2000 were approximately $600 thousand in severance costs related to the sale of the mortgage servicing rights and the initiation of the outsourcing of mortgage loans through the co-branding arrangement with GMAC Mortgage Corporation. Pension and other employee benefits increased by $3.1 million or 11.8 percent during 2000 as a result of the new business initiatives as well as higher medical expenses, higher payroll taxes, bank contributions to the 401(k) stock plan and the acquisitions. For 1999 pension and other employee benefits increased 22.5 percent or $4.8 million also as a result of entry into the new business initiatives, retirement plan expense and the impact of the acquisitions on payroll taxes and medical insurance.

     Net occupancy of banking premises increased $756 thousand or 2.8 percent during 2000 primarily related to higher building lease expense and general building maintenance and utility expenses affected by de novo branches opened in 2000 offset somewhat by lower property tax expense. In 1999 net occupancy of banking premises increased $1.7 million or 6.5 percent due to costs associated with branch activity and building maintenance and higher property taxes impacted by the acquisitions. Furniture and equipment costs increased $1.5 million or 7.7 percent in 2000 primarily due to higher amortized software and software maintenance. In 1999, furniture and equipment costs increased $1.0 million or
5.5 percent primarily due to upgrades and maintenance on software. Intangible amortization increased during 2000 and 1999 due to acquisitions accounted for under the purchase method. Goodwill amortization associated with acquisitions was $7.9 million for the year 2000 compared to $7.1 million last year.

     Other non-interest expense increased $3.6 million or 4.6 percent during 2000 and was broad based throughout several operational accounts including professional expenses, business development and travel expenses. Other non-interest expense was up 2.1 percent in 1999 mostly due to higher conversion costs related to the acquisitions, as well as increases in armored motor service expenses, appraisal, telephone, and data communication expenses.

INCOME TAXES
------------

     Cullen/Frost recognized income tax expense of $57.4 million in 2000, compared to $51.0 million in 1999, and $42.1 million in 1998. The effective tax rate in 2000 was 34.54 percent compared to 34.30 percent in 1999 and 35.75 percent in 1998. The lower tax rate in 2000 and 1999 was mainly due to an increase in tax exempt income. For a detailed analysis of the Corporation's income taxes see Note O "Income Taxes" on page 58.

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

     The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings) for each of the three most recent year periods:

                                                                  Year Ended December 31
                                          -----------------------------------------------------------------------
                                                         2000                                 1999
                                          ----------------------------------   ----------------------------------
                                          REPORTED    INTANGIBLE     "CASH"    Reported    Intangible     "Cash"
                                          EARNINGS   AMORTIZATION   EARNINGS   Earnings   Amortization   Earnings
-----------------------------------------------------------------------------------------------------------------
Income before income taxes..............  $166,245     $15,625      $181,870   $148,621     $15,000      $163,621
Income taxes............................   57,428        3,437       60,865     50,979        3,434       54,413
                                          -----------------------------------------------------------------------
Net income..............................  $108,817     $12,188      $121,005   $97,642      $11,566      $109,208
                                          =======================================================================
Net income per diluted common
 share(1)...............................  $  2.03      $   .23      $  2.26    $  1.78      $   .21      $  1.99
Return on assets(1).....................     1.52%                     1.69%*     1.42%                     1.59%*
Return on equity(1).....................    20.41                     22.70**    18.68                     20.89**

                                                Year Ended December 31
                                          ----------------------------------
                                                         1998
                                          ----------------------------------
                                          Reported    Intangible     "Cash"
                                          Earnings   Amortization   Earnings
----------------------------------------  ----------------------------------
Income before income taxes..............  $117,740     $13,293      $131,033
Income taxes............................   42,095        3,242        45,337
                                          ----------------------------------
Net income..............................  $75,645      $10,051      $ 85,696
                                          ==================================
Net income per diluted common
 share(1)...............................  $  1.38      $   .19      $   1.57
Return on assets(1).....................     1.18%                      1.34%*
Return on equity(1).....................    15.44                      17.49**

(1) 1998 diluted operating earnings per share and diluted operating cash earnings per share were $1.56 and $1.74, respectively. Operating cash ROA and cash ROE for 1998 were 1.48 percent and 19.43 percent, respectively. Operating earnings exclude the after-tax impact of the $12.2 million merger related charge associated with the merger with
     Overton.

 * CALCULATED AS A/B
** CALCULATED AS A/C
---------------------

                                                                      2000         1999         1998
                                                                   ----------   ----------   ----------
(A)  Net income before intangible amortization (including
     goodwill and core deposit intangibles, net of tax)..........  $  121,005   $  109,208   $   85,696
(B)  Total average assets........................................   7,149,684    6,875,436    6,417,569
(C)  Average shareholders' equity................................     533,125      522,770      489,958

SOURCES AND USES OF FUNDS
-------------------------
     Average assets for 2000 of $7.1 billion increased by 4.0 percent from 1999 levels and increased 7.1 percent between 1998 and 1999. Funding sources in 2000 reflected an increase in demand deposits, Federal funds purchased and borrowed funds offsetting a decrease in time deposits. Demand deposits in particular have shown an improving trend over the three year period, which has been a key factor in the Corporation's ability to maintain a low cost of funds while funding double digit loan growth. Cullen/Frost's uses of funds continued a trend of improved earning asset mix which started in 1995 of replacing securities with loans as the largest component of earning assets.

                                                               Percentage of Total Average Assets
                                                              ------------------------------------
SOURCES AND USES OF FUNDS                                       2000          1999          1998
--------------------------------------------------------------------------------------------------
Sources of Funds:
     Deposits:
          Demand............................................    26.5%         26.1%         25.4%
          Time..............................................    58.1          59.0          59.7
     Federal funds purchased................................     4.6           4.2           3.9
     Equity capital.........................................     7.5           7.6           7.6
     Borrowed funds.........................................     2.3           1.6           2.0
     Other liabilities......................................     1.0           1.5           1.4
                                                              ------------------------------------
          Total.............................................   100.0%        100.0%        100.0%
                                                              ====================================
Uses of Funds:
     Loans..................................................    60.9%         57.2%         53.5%
     Securities.............................................    23.2          26.8          30.1
     Federal funds sold.....................................     1.9           1.2           2.0
     Non-earning assets.....................................    14.0          14.8          14.4
                                                              ------------------------------------
          Total.............................................   100.0%        100.0%        100.0%
                                                              ====================================

LOANS
-----

     Average loans for 2000 were $4.4 billion, an increase of 10.6 percent from 1999. Most of the increase was fueled by an increase in commercial loans offset in part by decreases in mortgage loans and indirect loans. Cullen/Frost withdrew from the mortgage underwriting and servicing business, as well as the indirect automobile finance business during the year.

                                                               December 31
                              ------------------------------------------------------------------------------
                                         2000
                              --------------------------
LOAN PORTFOLIO ANALYSIS                    PERCENTAGE OF
(PERIOD-END BALANCES)           AMOUNT      TOTAL LOANS       1999         1998         1997         1996
------------------------------------------------------------------------------------------------------------
Real estate:
     Construction...........  $  387,022         8.5%      $  379,559   $  292,789   $  179,201   $  125,054
     Land...................     156,859         3.5          128,765       75,397       60,339       53,742
     Permanent Mortgages:
       Commercial...........     505,145        11.1          422,022      346,479      259,320      230,205
       1-4 Family
          residential.......     306,879         6.7          340,839      354,377      328,478      311,358
       Other residential....     406,959         9.0          343,988      301,107      187,867      161,520
     Other..................     428,868         9.5          364,875      349,255      355,475      355,712
                              ------------------------------------------------------------------------------
     Total real estate......   2,191,732        48.3        1,980,048    1,719,404    1,370,680    1,237,591
Commercial and industrial:
     Energy.................     141,682         3.1          129,394       67,187       41,293       45,305
     Other..................   1,678,537        37.0        1,458,956    1,143,993      948,062      786,536
Consumer:
     Indirect...............     136,914         3.1          211,195      288,395      361,230      277,780
     Other..................     308,726         6.8          329,831      336,623      284,758      248,998
Financial institutions......         100                                     7,416        3,767       12,749
Foreign.....................      17,291          .4           20,298       45,187       72,911       45,562
Other.......................      67,012         1.5           43,223       41,755       37,388       20,891
Unearned discount...........      (7,349)        (.2)          (6,217)      (3,357)      (3,194)      (2,098)
                              ------------------------------------------------------------------------------
     Total..................  $4,534,645       100.0%      $4,166,728   $3,646,603   $3,116,895   $2,673,314
                              ==============================================================================
Percent change from previous
  year......................        +8.8%                       +14.3%       +17.0%       +16.6%       +25.2%

     Loans increased to $4.5 billion at year-end 2000, up 8.8 percent from the previous year-end. Period end loans would have been up 13.2 percent from 1999 excluding the combined impact of mortgage lending (mortgage products are now offered through a co-branding relationship with GMAC Mortgage) and the de-emphasis of indirect lending. Loan growth for 2000 was internally generated as there were no bank acquisitions during the year. Most of the increase is attributable to commercial and industrial loans, up $232 million from 1999. Commercial real estate loans also increased by $83 million. These increases were offset partially by decreases in indirect lending of $74 million and $34 million in 1-4 family residential loans.

     At December 31, 2000, Cullen/Frost had approximately $316 million of Shared National Credits outstanding. None of these credits were considered past due or non-performing at year-end, with one $20 million loan considered to be a potential problem loan. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, Cullen/Frost must have an existing banking relationship or the expectation of broadening the relationship with other bank products. Approximately 33 percent of the outstanding balance are energy related with the remainder diversified throughout various industries.

     Total real estate loans at December 31, 2000 were $2.2 billion, up 10.7 percent from year-end 1999. Amortizing permanent mortgages represented 55.6 percent of the total real estate loan portfolio at year end. Commercial real estate loans increased $83.1 million or 19.7 percent. Other residential mortgage increased $63 million or 18.3 percent. This increase in other residential mortgages was offset by lower 1-4 family residential mortgages which were impacted as the Corporation withdrew from mortgage origination. Mortgage loans are now offered through Cullen/Frost's co-branding arrangement with GMAC Mortgage. This will broaden the mortgage products that can be offered to the Corporation's customer base, as well as leveraging GMAC's commitment to web-based mortgage products. Real estate loans categorized as "other" are primarily amortizing commercial and industrial loans with maturities of less than five years. Approximately 42 percent of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company) which, historically has resulted in lower risk, provides financial stability and is less susceptible to economic swings. See page 30 for further discussion for the loan portfolio and "Loan Maturity and Sensitivity" on page 68.

MEXICAN LOANS
-------------

     At December 31, 2000, Cullen/Frost's cross-border outstandings to Mexico, excluding $16.8 million in loans secured by liquid U.S. assets, totaled $490 thousand. The decrease from a year ago represents normal fluctuations in lines of credit used by Mexican banks to finance trade. At December 31, 2000, none of the Mexican-related loans were on non-performing status compared to $342 thousand and none for the years ended December 31, 1999 and 1998, respectively.

                                                                     December 31
                       -------------------------------------------------------------------------------------------------------
                                     2000                               1999                               1998
                       --------------------------------   --------------------------------   ---------------------------------
                                PERCENTAGE   PERCENTAGE            Percentage   Percentage             Percentage   Percentage
                                 OF TOTAL     OF TOTAL              of Total     of Total               of Total     of Total
MEXICAN LOANS          AMOUNT     LOANS        ASSETS     Amount     Loans        Assets     Amount      Loans        Assets
------------------------------------------------------------------------------------------------------------------------------
Financial
  institutions.......   $488       N/M          N/M       $2,394       .1%         N/M       $21,346       .6%          .3%
Commercial and
  industrial.........      2       N/M          N/M           9       N/M          N/M        4,016        .1           .1
                       -------------------------------------------------------------------------------------------------------
    Total............   $490       N/M          N/M       $2,403       .1%         N/M       $25,362       .7%          .4%
                       =======================================================================================================

The above table excludes $16.8 million, $17.9 million and $19.8 million in loans secured by liquid assets held in the United
States in 2000, 1999 and 1998, respectively.

NON-PERFORMING ASSETS
---------------------

     Non-performing assets were $18.9 million at December 31, 2000, compared with $18.8 million at December 31, 1999 and $17.1 million at December 31, 1998. Non-performing assets as a percentage of total loans and foreclosed assets were
 .42 percent at December 31, 2000, compared to .45 percent one year ago. In addition, non-performing assets as a percentage of total assets were .25 percent at year end 2000 compared to .27 percent at year end 1999. Cullen/Frost expects the economy will continue to slow. The customers of the Corporation are not immune to the effects of a slowing economy and, therefore, neither is Cullen/Frost. This is expected to result in non-performing asset levels increasing in this environment and operating within a range somewhere between their current low levels and those of our peers today. Subsequent to December 31, 2000, the Corporation placed a $20 million loan, which is a Shared National Credit and was classified as a potential problem loan at December 31, 2000, on non-performing status.

                                                                                  December 31
                                                              ---------------------------------------------------
NON-PERFORMING ASSETS                                          2000       1999       1998       1997       1996
-----------------------------------------------------------------------------------------------------------------
Non-accrual.................................................  $16,662    $14,854    $12,997    $13,077    $10,733
Foreclosed assets...........................................    2,271      3,983      4,107      5,011      3,336
                                                              ---------------------------------------------------
    Total...................................................  $18,933    $18,837    $17,104    $18,088    $14,069
                                                              ===================================================
As a percentage of total assets.............................      .25%       .27%       .25%       .30%       .25%
As a percentage of total loans plus foreclosed assets.......      .42        .45        .47        .58        .53
After-tax impact of lost interest per common share..........  $   .03    $   .02    $   .02    $   .02    $   .02
Accruing loans 90 days past due:
  Consumer..................................................  $   498    $   733    $ 1,347    $ 3,410    $ 1,841
  All other.................................................    7,474      6,177      9,434      3,412      4,108
                                                              ---------------------------------------------------
    Total...................................................  $ 7,972    $ 6,910    $10,781    $ 6,822    $ 5,949
                                                              ===================================================

Cullen/Frost did not have any restructured loans for the years ended December 31, 2000-1996.

Interest income that would have been recorded in 2000 on non-performing assets, had such assets performed in accordance with their original contract terms, was $1.9 million on non-accrual loans and $309 thousand on foreclosed assets. During 2000, the amount of interest income actually recorded on non-accrual loans was $565 thousand.

There were no foreign loans 90 days past due as of December 31, 2000.

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

     Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has serious concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. At December 31, 2000, Cullen/Frost had $22.3 million in loans of this type which had not been included in either of the non-accrual or 90 days past due loan categories. Management monitors such loans closely and reviews their performance on a regular basis.

ALLOWANCE FOR POSSIBLE LOAN LOSSES
----------------------------------

     The allowance for possible loan losses was $63.3 million or 1.40 percent of period-end loans at December 31, 2000, compared to $58.3 million or 1.40 percent of period-end loans at year-end 1999. The allowance for possible loan losses as a percentage of non-accrual loans was 379.7 percent at December 31, 2000, compared with 392.8 percent at December 31, 1999.

     Cullen/Frost recorded a $14.1 million provision for possible loan losses during 2000, compared to $12.4 million and $10.4 million recorded during 1999 and 1998, respectively. The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio. The allowance consists of three elements: (i) allowances established on specific loans, (ii) allowances based on historical loan loss experience and trends, and (iii) unallocated allowances based on general economic conditions and other internal and external risk factors in the Corporation's individual markets.

     The specific allowances are based on a regular analysis and evaluation of criticized loans. The quality of loans are determined based on an internal credit risk grading process that evaluates: the obligor's ability to repay, the underlying collateral, if any, and the economic environment and industry in which the obligor operates. This analysis is performed at the relationship manager level for all commercial loans. Obligors whose calculated grade is below a predetermined grade are viewed as criticized. Once criticized, a loan is analyzed (at least quarterly) by a special assets officer to determine if a specific allowance is needed. Specific allocations are based on an obligor's inability or unwillingness to repay, collateral deficiencies and/or the state of the borrower's industry. If a specific allowance is not assigned to a criticized loan, and it is not determined impaired, it is included in the historical allowance portion of the process for loans with similar characteristics.

     Historical allowances are determined statistically using a loss analysis that examines loss experience of the portfolio in total, by specific loan types and the related internal gradings of loans charged-off. This loss analysis is periodically updated based on actual experience. This analysis is performed on several groups of loans. As a result, several historical allowance pools result. Specifically, historical allowance pools exist for commercial real estate loans, commercial and industrial loans, consumer loans and 1-4 family residential mortgages.

     Unallocated allowances based on general economic conditions and other internal and external risk factors were determined by evaluating the experience, ability and effectiveness of the bank's lending management and staff, effectiveness of lending policies and procedures and internal controls, outlook for changes in asset quality, outlook for changes in loan portfolio volume, composition and concentrations of credit, impact of competition on loan structuring and pricing, effectiveness of the internal loan review, impact of environmental risks on portfolio risks, impact of rising interest rates on portfolio risk and any excess to established limits for concentrations of credit and loan policy exceptions. Quarterly, senior management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine the unallocated general allowance. While the loss analysis for the historical allowance is performed annually, the Corporation may revise the general allocation factors whenever necessary in order to address improving or deteriorating credit quality trends or events; or recognize specific risks associated with a given loan concentration or pool classification.

     Cullen/Frost recorded net charge-offs of $9.2 million for the year ended December 31, 2000, compared to net charge-offs of $8.8 million and $6.1 million in 1999 and 1998, respectively. As a percentage of average loans, net charge-off's were .21 percent for 2000 compared to .22 percent last year. The Corporation's gross charge-offs in 2000 consisted primarily of commercial and industrial loans which increased $1.7 million to $7.0 million and consumer loans which decreased $1.8 million to $5.6 million. The decrease in consumer charge-offs is related to lower indirect auto charge-offs which the company stopped originating in 2000. The Corporation's gross charge-offs in 1999 consisted primarily of consumer loans which decreased $661 thousand to $7.4 million and commercial and industrial loans which increased $1.4 million to $5.3 million. The Corporation's gross charge-offs in 1998 consisted primarily of consumer loans which increased $872 thousand to $8.1 million and commercial and industrial loans which increased $2.0 million to $4.0 million.

                                                        Year Ended December 31
                                    --------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES     2000         1999         1998         1997         1996
--------------------------------------------------------------------------------------------------
Average loans outstanding during
  year, net of unearned
  discount.......................   $4,352,868   $3,934,406   $3,437,510   $2,917,371   $2,445,777
                                    ==============================================================
Balance of allowance for possible
  loan losses at beginning of
  year...........................   $   58,345   $   53,616   $   48,073   $   42,821   $   36,525
Provision for possible loan
  losses.........................       14,103       12,427       10,393        9,174        8,494
Loan loss reserve of acquired
  institutions...................                     1,066        1,250        2,105          627
Charge-offs:
  Real estate....................         (465)        (357)        (397)        (650)        (351)
  Commercial and industrial......       (6,999)      (5,349)      (3,980)      (2,028)      (6,485)
  Consumer.......................       (5,625)      (7,420)      (8,081)      (7,209)      (3,776)
  Other, including foreign*......          (73)          (7)         (90)         (40)          (9)
                                    --------------------------------------------------------------
     Total charge-offs...........      (13,162)     (13,133)     (12,548)      (9,927)     (10,621)
                                    --------------------------------------------------------------
Recoveries:
  Real estate....................          388          582        1,674          956        2,476
  Commercial and industrial......        1,549        1,799        2,176          965        3,747
  Consumer.......................        2,030        1,919        2,528        1,853        1,445
  Other, including foreign*......           12           69           70          126          128
                                    --------------------------------------------------------------
     Total recoveries............        3,979        4,369        6,448        3,900        7,796
                                    --------------------------------------------------------------
Net charge-offs..................       (9,183)      (8,764)      (6,100)      (6,027)      (2,825)
                                    --------------------------------------------------------------
Balance of allowance for possible
  loan losses at end of year.....   $   63,265   $   58,345   $   53,616   $   48,073   $   42,821
                                    ==============================================================
Net charge-offs as a percentage of
  average loans outstanding during
  year, net of unearned
  discount.......................          .21%         .22%         .18%         .21%         .12%
Allowance for possible loan losses
  as a percentage of year-end
  loans, net of unearned
  discount.......................         1.40         1.40         1.47         1.54         1.60

* There were no foreign charge-offs in 2000-1996.

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

     Commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans vary from supporting seasonal working capital needs to term financing of equipment. These loans are underwritten focusing on evaluating and understanding management's ability to operate profitably and prudently expand their business. Once it is determined that management possesses sound ethics and solid business acumen, current and projected cash flows are examined to determine the ability to repay their obligations as agreed upon. In addition, collateral must be of good quality and single purpose projects are avoided. Underwriting standards are designed to promote relationship banking rather than transactional banking. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate collateral margins.

     Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. At December 31, 2000, Cullen/Frost had no concentration of commercial and industrial loans in any single industry that exceeded 10 percent of total loans.

     The diversity of the commercial real estate portfolio allows Cullen/Frost to reduce the impact of a decline in a single market or industry. In addition to monitoring and evaluating commercial real estate loans based on collateral, geography and risk grade criteria, management closely tracks its level of owner-occupied commercial real estate loans versus non-owner occupied loans. Additionally, the Corporation utilizes the knowledge of third party experts to provide insight and guidance about the economic conditions and dynamics of the markets served by the Corporation. Within the commercial real estate loan category, the Corporation's primary focus has been the growth of loans secured by owner-occupied properties. At December 31, 2000, a majority of the Corporation's commercial real estate loans were secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must withstand the analysis of a commercial loan and the underwriting process of a commercial real estate loan.

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

     The consumer loan portfolio has three distinct segments -- indirect consumer loans, which represent 20 percent of the consumer loan portfolio, direct non-real estate consumer loans, which represent 34 percent of the portfolio and direct real estate consumer loans, which represent 46 percent. The indirect segment, which Cullen/Frost stopped originating in 2000, is composed almost exclusively of new and used automobile financing. Non-real estate direct loans include automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities. The direct real estate loans are primarily Home Equity, home improvement and residential lot loans. Cullen/Frost offers Home Equity loans up to 80 percent of the estimated value of the personal residence of the borrower less the balances on existing mortgage and home improvement loans. As of December 31, 2000, Home Equity loans, which were not allowed in the state of Texas until January 1, 1998, aggregated approximately $151 million, and were originated for a general variety of purposes including: education, business start-ups, debt consolidation and automobile financing. Excluding the indirect segment, Home Equity loans represent almost half of the direct real estate consumer portfolio. Underwriting standards for this product are heavily influenced by statutory requirements, which include but are not limited to, maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

                                                                      December 31
                             ---------------------------------------------------------------------------------------------
                                      2000
                             ----------------------             1999                        1998                  1997
                             ALLOWANCE                -------------------------   -------------------------   ------------
                                FOR         AS A       Allowance        As a       Allowance        As a       Allowance
ALLOCATION OF                POSSIBLE    PERCENTAGE   for Possible   Percentage   for Possible   Percentage   for Possible
ALLOWANCE                      LOAN       OF TOTAL        Loan        of Total        Loan        of Total        Loan
FOR POSSIBLE LOSS LOSSES      LOSSES       LOANS         Losses        Loans         Losses        Loans         Losses
--------------------------------------------------------------------------------------------------------------------------
Commercial and
 industrial................   $25,031        .55%       $22,404          .54%       $15,085          .41%       $14,346
Real estate................    11,389        .25          9,485          .23         10,021          .28          9,460
Consumer...................    10,846        .24         12,621          .30         17,130          .47         17,486
Purchasing or carrying
 securities................                                   1                          85                          88
Financial institutions.....       118                        98                          36                          60
Other, including foreign...       279        .01            215          .01            246          .01            371
Unallocated................    15,602        .35         13,521          .32         11,013          .30          6,262
                             ---------------------------------------------------------------------------------------------
   Total...................   $63,265       1.40%       $58,345         1.40%       $53,616         1.47%       $48,073
                             =============================================================================================

                                          December 31
                             --------------------------------------

                                1997                1996
                             ----------   -------------------------
                                As a       Allowance        As a
ALLOCATION OF                Percentage   for Possible   Percentage
ALLOWANCE                     of Total        Loan        of Total
FOR POSSIBLE LOSS LOSSES       Loans         Losses        Loans
---------------------------  --------------------------------------
Commercial and
 industrial................      .46%       $ 9,648          .36%
Real estate................      .31          9,853          .37
Consumer...................      .56         13,903          .52
Purchasing or carrying
 securities................                       6
Financial institutions.....                      44
Other, including foreign...      .01            213          .01
Unallocated................      .20          9,154          .34
                             --------------------------------------
   Total...................     1.54%       $42,821         1.60%
                             ======================================

     Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories.

SECURITIES
----------

     Total securities, including securities available for sale, were $1.7 billion at year-end 2000 compared to $1.6 billion a year ago. Securities available for sale totaled $1.6 billion at December 31, 2000, compared to $1.5 billion at year-end 1999. These securities consist primarily of U.S. Treasury securities and obligations of U.S. Government agencies. Available for sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities held to maturity totaled $71 million at December 31, 2000 compared to $85 million at December 31, 1999. Securities classified as held to maturity are carried at amortized cost and consist primarily of U.S. Government agency obligations. Debt securities are classified as held to maturity when Cullen/Frost has the positive intent and ability to hold the securities to maturity. The remaining securities, consisting primarily of U.S. Government agency obligations, are classified as trading and are carried at fair value. Trading securities were $2.5 million at December 31, 2000 compared to $1 thousand at December 31, 1999. Trading securities held primarily for sale in the near term are valued at their fair values, with unrealized gains and losses included immediately in other income.

     The average yield of the securities portfolio for the year ended December 31, 2000 was 6.84 percent compared with 6.38 percent for 1999. See page 69 "Maturity Distribution and Securities Portfolio Yields" for additional information on end of period securities.

     Total securities including trading, available for sale and held to maturity are summarized below:

                                                           December 31
                           ---------------------------------------------------------------------------
                                    2000                      1999                      1998
                           -----------------------   -----------------------   -----------------------
                           PERIOD-END   PERCENTAGE   Period-end   Percentage   Period-end   Percentage
SECURITIES                  BALANCE      OF TOTAL     Balance      of Total     Balance      of Total
------------------------------------------------------------------------------------------------------
U.S. Treasury............  $  107,567       6.5%     $  118,130       7.2%     $  189,574       9.1%
U.S. Government agencies
  and corporations.......   1,358,818      81.4       1,324,440      81.3       1,719,580      82.2
States and political
  subdivisions...........     165,675       9.9         153,319       9.4         125,939       6.0
Other....................      36,424       2.2          34,022       2.1          56,610       2.7
                           ---------------------------------------------------------------------------
     Total...............  $1,668,484     100.0%     $1,629,911     100.0%     $2,091,703     100.0%
                           ===========================================================================
Average yield earned
  during the year
  (taxable-equivalent
  basis).................        6.84%                     6.38%                     6.32%

INTEREST RATE SWAPS/FLOOR
-------------------------

     Cullen/Frost uses off-balance sheet interest rate swaps to hedge its interest rate risk. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match their view of the interest rate sensitivity of the Corporation's funding sources. Cullen/Frost had 34 interest rate swaps with a notional amount of $211 million at December 31, 2000 and 30 interest rate swaps with a notional amount of $259 million at December 31, 1999. In 2000 and 1999, each swap was a hedge against a specific commercial fixed-rate loan/lease or against a specific pool of commercial floating-rate loans with lives ranging from approximately one and a half to ten years. For 2000 and 1999, the amortization of the interest rate swap's notional amount generally matched the expected amortization of the underlying loan/lease or pool of loans. Additionally in 2000, the Corporation entered into an interest rate floor agreement with a notional amount totaling $1 billion for three years. The interest rate floor is a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling rates. These interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material in 2000, 1999 or 1998. Effective January 1, 2001, Cullen/Frost has adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", see Note A, page 42.

DEPOSITS
--------

     Total average demand deposits increased 5.9 percent from 1999. Most of the increase came in commercial and individual accounts which increased $103.5 million or 6.8 percent. The increase in commercial and individual deposit levels is related to internal growth and the two bank acquisitions which occurred in the first half of 1999. Cullen/Frost continues to make efforts to grow its correspondent bank relationships in the markets it serves.

                                      2000                    1999                    1998
                              --------------------    --------------------    --------------------
                               AVERAGE     PERCENT     Average     Percent     Average     Percent
DEMAND DEPOSITS                BALANCE     CHANGE      Balance     Change      Balance     Change
--------------------------------------------------------------------------------------------------
Commercial and individual...  $1,636,633     + 6.8%   $1,533,160     +10.5%   $1,387,824     +21.3%
Correspondent banks.........     227,807     + 2.8       221,530     +13.3       195,555     + 1.7
Public funds................      32,732     -12.9        37,567     -13.7        43,507     - 1.5
                              ----------              ----------              ----------
     Total..................  $1,897,172     + 5.9    $1,792,257     +10.2    $1,626,886     +17.9
                              ==========              ==========              ==========

     Total average time deposits increased $98 million or 2.4 percent from a year ago. The largest increase of $66.7 million or 4.1 percent was in money market deposit accounts. During 2000, Cullen/Frost simplified the group of retail deposit products and offered a new money market index account. The money market index account requires the maintenance of certain balances in a checking account and offers a higher-yielding money fund with rates based on an external index. In addition, public funds increased $29.7 million or 13.5 percent. These increases were offset by a decline in consumer time accounts under $100,000 of $35.9 million or 6.0 percent. This decline is a continuation of a trend which started in 1997.

                                                 2000                          1999                          1998
                                      ---------------------------   ---------------------------   ---------------------------
                                       AVERAGE     PERCENT           Average     Percent           Average     Percent
TIME DEPOSITS                          BALANCE     CHANGE    COST    Balance     Change    Cost    Balance     Change    Cost
-----------------------------------------------------------------------------------------------------------------------------
Savings and Interest-on-Checking....  $  961,315    + 1.4%   .66%   $  948,487    + 5.2%   .69%   $  901,960    +10.2%   1.21%
Money market deposit accounts.......   1,703,602    + 4.1    4.49    1,636,915    +17.9    3.69    1,387,994    +16.1    3.91
Time accounts of $100,000 or more...     673,421    + 3.8    5.52      648,820    - 1.2    4.44      656,776    +15.9    5.23
Time accounts under $100,000........     565,601    - 6.0    4.83      601,520    - 4.4    4.15      629,260    - 1.5    4.65
Public funds........................     250,559    +13.5    4.58      220,845    -12.2    3.61      251,570    - 6.5    3.73
                                      ----------                    ----------                    ----------
    Total...........................  $4,154,498    + 2.4    3.82   $4,056,587    + 6.0    3.18   $3,827,560    + 9.7    3.61
                                      ==========                    ==========                    ==========

     The following table summarizes the certificates of deposit in amounts of $100,000 or more as of December 31, 2000 by time remaining until maturity.

                                                                   December 31
                                                              ---------------------
                                                                      2000
REMAINING MATURITY OF PRIVATE                                 ---------------------
CERTIFICATES OF DEPOSIT                                                  PERCENTAGE
OF $100,000 OR MORE                                            AMOUNT     OF TOTAL
-----------------------------------------------------------------------------------
Three months or less........................................  $335,548      46.6%
After three, within six months..............................   202,595      28.1
After six, within twelve months.............................   164,285      22.8
After twelve months.........................................    18,403       2.5
                                                              ---------------------
          Total.............................................  $720,831     100.0%
                                                              =====================
Percentage of total private time deposits...................                17.7%

Other time deposits of $100,000 or more were $152.1 million at December 31, 2000. Of this amount 57.6 percent matures within three months, 32.7 percent matures between three and six months and the remainder matures between six months and one year.

     Mexico is a part of the natural trade territory of the banking offices of Cullen/Frost. Thus, dollar-denominated foreign deposits from Mexican sources have traditionally been a significant source of funding. The Corporation's average foreign deposits increased 5.5 percent from 1999.

FOREIGN DEPOSITS                                                2000       1999       1998
--------------------------------------------------------------------------------------------
Average balance.............................................  $729,111   $691,356   $642,822
Percentage of total average deposits........................      12.1%      11.8%      11.8%

SHORT-TERM BORROWINGS
---------------------

     The Corporation's primary source of short-term borrowings is Federal funds purchased from correspondent banks and securities sold under repurchase agreements in the natural trade territory of Frost Bank, as well as from upstream banks. The net purchase position experienced in both 2000 and 1999 is primarily the result of continued growth in earning assets over core deposit growth. The weighted-average interest rate on Federal funds purchased at December 31, 2000 and 1999 was 6.31 percent and 3.66 percent, respectively. Generally, the interest rates on securities sold under repurchase agreements are a percentage of the Federal funds rate.

                                          2000                  1999                  1998
                                   -------------------   -------------------   -------------------
                                    AVERAGE    AVERAGE    Average    Average    Average    Average
FEDERAL FUNDS                       BALANCE     RATE      Balance     Rate      Balance     Rate
--------------------------------------------------------------------------------------------------
Federal funds sold and securities
  purchased under repurchase
  agreements.....................  $ 130,800    6.50%    $  81,363    5.22%    $ 127,273    5.59%
Federal funds purchased and
  securities sold under
  repurchase agreements..........   (326,448)   5.48      (285,470)   4.38      (252,977)   4.59
                                   ---------             ---------             ---------
Net funds position...............  $(195,648)            $(204,107)            $(125,704)
                                   =========             =========             =========

                                                                  Year Ended December 31
FEDERAL FUNDS PURCHASED AND SECURITIES                        ------------------------------
SOLD UNDER REPURCHASE AGREEMENTS                                2000       1999       1998
--------------------------------------------------------------------------------------------
Balance at year end.........................................  $363,111   $333,459   $305,564
Maximum month-end balance...................................   486,356    474,013    523,178

     In addition, Cullen/Frost had average Federal Home Loan Bank advances of $32.1 million, $12.1 million and $10.0 million for 2000, 1999 and 1998, respectively. Other funding sources include a $7.5 million short-term line of credit to the parent Corporation used for short-term liquidity needs. There were no borrowings outstanding from this source at December 31, 2000 and 1999.

CAPITAL
-------

     At December 31, 2000, shareholders' equity was $573.0 million, an increase of 12.5 percent from $509.3 million at December 31, 1999. In addition to net income of $108.8 million, activity in 2000 included $39.6 million of dividends paid and $47.2 million paid for the repurchase of shares of the Corporation's common stock. The unrealized loss on securities available for sale and additional minimum pension liability, net of deferred taxes, was $4.0 million as of December 31, 2000 compared to an unrealized loss of $39.1 million as of December 31, 1999 which had the effect of increasing capital by $35.1 million. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios.

     Cullen/Frost paid a quarterly dividend of $.175 per common share during the first quarter of 2000. During the second quarter of 2000 the Corporation raised its cash dividend 11.4 percent to .195 for the second, third, and fourth quarters of 2000. The Corporation paid a quarterly dividend of $.15 per common share during the first quarter of 1999. During the second quarter of 1999 the Corporation declared and distributed a two-for-one stock split and raised its cash dividend to $.175 for the second, third, and fourth quarters of 1999. The dividend payout ratio was 36.3 percent for 2000 compared to 36.9 percent for 1999. In addition, the Corporation announced in 1999 that its Board of Directors had authorized it to repurchase up to $100 million of its common stock from time to time. As of December 31, 2000, $68.4 million worth of shares had been repurchased under this program.

     The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. For Cullen/ Frost's capital ratios at December 31, 2000 and 1999, see Note L "Capital" on page 52.

INTERNET/E-COMMERCE
-------------------

     Cullen/Frost launched its enhanced new web site and E-Commerce initiatives in November 2000. This site will give the Corporation an opportunity to extend its philosophy on relationship banking into Internet banking for both individuals and businesses.

     The new web site offers full cash management services online for businesses. Cash management customers have the ability not only to conduct transactions online but to also order new fee based services online. Brokerage customers now have full online trading capabilities. Investment management customers have the ability to view their positions and transactions online. Individuals have a wide variety of services offered to them including bill payment, viewing statement images online, viewing 1099's online, and a full array of transfer options including transferring funds online to any financial institution in the country and also the ability to look at current balances and transactions.

     Underpinning this robust functionality is a secure E-Commerce production and development platform. This platform gives the Corporation not only the ability to look for the best automated service provider (ASP) technology solutions for our customers but also the ability to create custom functionality when appropriate to personalize and serve the full relationship needs of our customers.

     The Corporation has capitalized approximately $12.7 million related to this project. The major components of this project will be amortized over their respective lives, generally between three and five years.

PARENT CORPORATION
------------------

     Historically, a large portion of the parent Corporation's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, has been derived from Cullen/Frost's investments in subsidiaries. The amount of dividends received from Frost Bank is based upon its earnings and capital position. See Note K "Dividends" on page 51. Management fees are not assessed.

NON-BANKING SUBSIDIARIES
------------------------

     The New Galveston Company is a second-tier wholly-owned financial holding company subsidiary which holds all shares of each banking and non-banking subsidiary. Cullen/Frost has four principal non-banking subsidiaries. Frost Securities, Inc., an investment banking subsidiary based in Dallas, Texas offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers. Main Plaza Corporation occasionally makes loans to qualified borrowers. Such loans are typically funded with borrowings against Cullen/Frost's current cash or borrowing against credit lines. Daltex General Agency, Inc., a managing general insurance agency, provides vendor's single interest insurance for Cullen/Frost subsidiary banks. Cullen/Frost Capital Trust I, is a Delaware statutory trust. The sole purpose of the trust was to sell Capital Securities and to purchase Junior Debentures of the Corporation.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
---------------------------------------------------

     The management of Cullen/Frost Bankers, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

     In meeting its responsibility both for the integrity and fairness of these financial statements and information, management depends on the accounting systems and related internal accounting controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures, that assets are safeguarded and that proper and reliable records are maintained.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------
The information required by this Item is set forth in the section entitled "Market Risk -- Interest Rate Sensitivity" included under Item 7 of this document on page 19, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                                  Year Ended December 31
                                                              ------------------------------
                                                                2000       1999       1998
--------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans, including fees..................................  $394,073   $329,610   $300,721
     Securities:
          Taxable...........................................   101,874    106,893    117,261
          Tax-exempt........................................     7,374      6,668      2,998
                                                              ------------------------------
               TOTAL SECURITIES.............................   109,248    113,561    120,259
     Time deposits..........................................       505        164
     Federal funds sold and securities purchased under
       resale agreements....................................     8,505      4,245      7,111
                                                              ------------------------------
               TOTAL INTEREST INCOME........................   512,331    447,580    428,091
INTEREST EXPENSE:
     Deposits...............................................   158,858    128,819    138,283
     Federal funds purchased and securities sold under
       repurchase agreements................................    17,889     12,500     11,606
     Guaranteed preferred beneficial interests in the
       Corporation's subordinated debentures................     8,475      8,475      8,475
     Long-term notes payable and other borrowings...........     4,346        808      1,754
                                                              ------------------------------
               TOTAL INTEREST EXPENSE.......................   189,568    150,602    160,118
                                                              ------------------------------
               NET INTEREST INCOME..........................   322,763    296,978    267,973
Provision for possible loan losses..........................    14,103     12,427     10,393
                                                              ------------------------------
               NET INTEREST INCOME AFTER PROVISION FOR
                 POSSIBLE LOAN LOSSES.......................   308,660    284,551    257,580
NON-INTEREST INCOME:
     Trust fees.............................................    49,266     46,411     46,863
     Service charges on deposit accounts....................    60,627     58,787     53,601
     Insurance commissions..................................    10,331      3,902
     Other service charges, collection and exchange charges,
       commissions and fees.................................    20,143     13,779     13,293
     Net gain (loss) on securities transactions.............         4        (86)       359
     Other..................................................    30,494     28,470     22,361
                                                              ------------------------------
               TOTAL NON-INTEREST INCOME....................   170,865    151,263    136,477
NON-INTEREST EXPENSE:
     Salaries and wages.....................................   138,643    122,104    109,781
     Pension and other employee benefits....................    29,163     26,096     21,295
     Net occupancy of banking premises......................    27,905     27,149     25,486
     Furniture and equipment................................    21,495     19,958     18,921
     Intangible amortization................................    15,625     15,000     13,293
     Merger related charge..................................                          12,244
     Other..................................................    80,449     76,886     75,297
                                                              ------------------------------
               TOTAL NON-INTEREST EXPENSE...................   313,280    287,193    276,317
                                                              ------------------------------
               INCOME BEFORE INCOME TAXES...................   166,245    148,621    117,740
Income taxes................................................    57,428     50,979     42,095
                                                              ------------------------------
               NET INCOME...................................  $108,817   $ 97,642   $ 75,645
                                                              ==============================
Net income per share:
     Basic..................................................  $   2.09   $   1.83   $   1.42
     Diluted................................................      2.03       1.78       1.38
Dividends per share.........................................      .760       .675       .575

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                    December 31
                                                              -----------------------
                                                                 2000         1999
-------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.....................................  $  820,459   $  760,612
Time deposits...............................................       3,574        6,546
Securities held to maturity (market value: 2000-$72,104;
  1999-$85,627).............................................      71,153       85,045
Securities available for sale...............................   1,594,860    1,544,865
Trading account securities..................................       2,471            1
Federal funds sold and securities purchased under resale
  agreements................................................     215,050       34,950
Loans, net of unearned discount of $7,349 in 2000 and $6,217
  in 1999...................................................   4,534,645    4,166,728
  Less: Allowance for possible loan losses..................     (63,265)     (58,345)
                                                              -----------------------
     Net loans..............................................   4,471,380    4,108,383
Banking premises and equipment..............................     149,893      142,984
Accrued interest and other assets...........................     331,532      313,294
                                                              -----------------------
       TOTAL ASSETS.........................................  $7,660,372   $6,996,680
                                                              =======================
LIABILITIES
Demand deposits:
  Commercial and individual.................................  $1,817,761   $1,601,977
  Correspondent banks.......................................     245,734      212,942
  Public funds..............................................      55,129       48,341
                                                              -----------------------
       Total demand deposits................................   2,118,624    1,863,260
Time deposits:
  Savings and Interest-on-Checking..........................   1,012,790      984,438
  Money market deposit accounts.............................   1,774,656    1,635,524
  Time accounts.............................................   1,275,289    1,234,894
  Public funds..............................................     318,331      235,716
                                                              -----------------------
       Total time deposits..................................   4,381,066    4,090,572
                                                              -----------------------
       Total deposits.......................................   6,499,690    5,953,832
Federal funds purchased and securities sold under repurchase
  agreements................................................     363,111      333,459
Accrued interest and other liabilities......................     125,977      101,565
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable interest
  debentures, net...........................................      98,568       98,513
                                                              -----------------------
       TOTAL LIABILITIES....................................   7,087,346    6,487,369
SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share......................         536          536
       Shares authorized: 90,000,000
       Shares issued: 53,561,616
Surplus.....................................................     187,673      185,437
Retained earnings...........................................     448,006      382,168
Accumulated other comprehensive loss, net of tax............      (4,023)     (39,110)
Treasury stock at cost (2,131,534 and 738,463 shares in 2000
  and 1999, respectively)...................................     (59,166)     (19,720)
                                                              -----------------------
       TOTAL SHAREHOLDERS' EQUITY...........................     573,026      509,311
                                                              -----------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $7,660,372   $6,996,680
                                                              =======================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                Year Ended December 31
                                                        ---------------------------------------
                                                           2000          1999          1998
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income............................................  $   108,817   $    97,642   $    75,645
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible loan losses...............       14,103        12,427        10,393
     Credit for deferred taxes........................       (1,785)       (6,083)       (5,574)
     Accretion of discounts on loans..................       (1,038)         (547)       (2,841)
     Accretion of securities' discounts...............       (5,183)       (2,306)       (3,911)
     Amortization of securities' premiums.............        1,470         4,738         5,824
     (Increase) decrease in trading account
       securities.....................................       (2,470)          708         1,231
     Net realized (gain) loss on securities
       transactions...................................           (4)           86          (359)
     Net gain on sale of assets.......................       (2,661)       (4,052)         (773)
     Depreciation and amortization....................       34,037        32,657        30,024
     (Increase) decrease in interest receivable.......       (6,795)       (1,951)          660
     Increase (decrease) in interest payable..........        4,703         3,566        (4,072)
     Originations of mortgages held-for-sale..........      (52,313)      (69,587)     (181,219)
     Proceeds from sales of mortgages held-for-sale...       61,913        75,054       177,160
     Tax benefit from exercise of employee stock
       options........................................        1,926         1,698         1,771
     Net change in other assets and liabilities.......      (25,061)       (5,716)       13,161
                                                        ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES........      129,659       138,334       117,120
INVESTING ACTIVITIES
Proceeds from maturities of securities held to
  maturity............................................       13,988        26,471        36,906
Purchases of investment securities held to maturity...          (95)         (123)       (9,650)
Proceeds from sales of securities available for
  sale................................................    3,020,345     1,696,657       900,398
Proceeds from maturities of securities available for
  sale................................................      438,641       929,644     1,145,806
Purchases of securities available for sale............   (3,448,612)   (2,172,113)   (2,314,252)
Net increase in loans portfolio.......................     (385,845)     (421,478)     (407,212)
Net increase in bank premises and equipment...........      (25,213)      (15,640)      (18,768)
Proceeds from sales of repossessed properties.........        1,548         2,653         2,982
Net cash and cash equivalents paid for acquisitions...         (724)      (23,788)       (8,899)
                                                        ---------------------------------------
     NET CASH (USED) PROVIDED BY INVESTING
       ACTIVITIES.....................................     (385,967)       22,283      (672,689)
FINANCING ACTIVITIES
Net increase in demand deposits, IOC accounts, and
  savings accounts....................................      505,463        77,501       566,136
Net increase (decrease) in certificates of deposit....       40,395      (195,031)     (111,941)
Net increase in short-term borrowings.................       29,652        27,895        89,361
Net proceeds from issuance of common stock............        4,489         3,616         6,212
Purchase of treasury stock............................      (47,162)      (24,318)       (3,495)
Dividends paid........................................      (39,554)      (36,013)      (30,476)
                                                        ---------------------------------------
     NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES.....................................      493,283      (146,350)      515,797
                                                        ---------------------------------------
     INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS....................................      236,975        14,267       (39,772)
Cash and cash equivalents at beginning of year........      802,108       787,841       827,613
                                                        ---------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $ 1,039,083   $   802,108   $   787,841
                                                        =======================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive
                                                 Common                Retained   Income (Loss)   Treasury
                                                  Stock     Surplus    Earnings    net of tax      Stock      Total
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998....................  $ 133,775   $ 53,647   $278,994     $  8,917      $(12,404)  $462,929
  Net Income for 1998.........................                          75,645                                 75,645
  Unrealized loss on securities available for
    sale of $937, net of tax and
    reclassification adjustment for after-tax
    gains included in net income of $233......                                        (1,170)                  (1,170)
                                                                                                             --------
        Total comprehensive income............                                                                 74,475
                                                                                                             --------
  Proceeds from employee stock purchase plan
    and options...............................                   390    (2,014)                      2,802      1,178
  Tax benefit related to exercise of stock
    options...................................                 1,771                                            1,771
  Purchase of treasury stock..................                                                      (3,495)    (3,495)
  Issuance of restricted stock................          1      1,889                                   126      2,016
  Restricted stock plan deferred compensation,
    net.......................................                            (514)                                  (514)
  Cash dividend...............................                         (29,567)                               (29,567)
  ESOP shares released........................                 2,820       658                                  3,478
  Constructive retirement of treasury stock
    issued in connection with a business
    combination...............................     (1,382)   (11,023)                               12,883        478
  Change in par value.........................   (132,974)   132,974
  Pre-merger transactions of pooled company:
    Proceeds from employee stock purchase plan
      and options.............................        847        683      (539)                         88      1,079
    Cash dividend.............................                            (909)                                  (909)
                                                ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998..................        267    183,151   321,754         7,747            --    512,919
  Net Income for 1999.........................                          97,642                                 97,642
  Unrealized loss on securities available for
    sale of $46,913 net of tax and
    reclassification adjustment for after-tax
    losses included in net income of $56......                                       (46,857)                 (46,857)
                                                                                                             --------
        Total comprehensive income............                                                                 50,785
                                                                                                             --------
  Proceeds from employee stock purchase plan
    and options...............................          1        856    (1,816)                      3,315      2,356
  Tax benefit related to exercise of stock
    options...................................                 1,698                                            1,698
  Purchase of treasury stock..................                                                     (24,318)   (24,318)
  Issuance of restricted stock................                             (23)                      1,283      1,260
  Restricted stock plan deferred compensation,
    net.......................................                             624                                    624
  Cash dividend...............................                         (36,013)                               (36,013)
  Two-for-one stock split.....................        268       (268)
                                                ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999..................        536    185,437   382,168       (39,110)      (19,720)   509,311
  Net Income for 2000.........................                         108,817                                108,817
  Unrealized gain on securities available for
    sale of $36,826, net of tax and
    reclassification adjustment for after-tax
    losses included in net income of $3.......                                        36,829                   36,829
  Additional minimum pension liability, net of
    tax.......................................                                        (1,742)                  (1,742)
                                                                                                             --------
        Total comprehensive income............                                                                143,904
                                                                                                             --------
  Proceeds from employee stock purchase plan
    and options...............................                    28    (3,532)                      6,208      2,704
  Tax benefit related to exercise of stock
    options...................................                 1,926                                            1,926
  Purchase of treasury stock..................                                                     (47,162)   (47,162)
  Issuance of restricted stock................                   282        (5)                      1,508      1,785
  Restricted stock plan deferred compensation,
    net.......................................                             112                                    112
  Cash dividend...............................                         (39,554)                               (39,554)
                                                ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000..................  $     536   $187,673   $448,006     $ (4,023)     $(59,166)  $573,026
                                                =====================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES
----------------------------------------

     Cullen/Frost Bankers, Inc., ("Cullen/Frost" or "the Corporation") through its subsidiary Frost National Bank provides a broad array of products and services throughout 11 Texas markets. In addition to general commercial banking, other products and services offered include trust and investment management, insurance, investment banking, leasing, asset-based lending, treasury management and item processing.

     The accounting and reporting policies followed by Cullen/Frost are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more significant accounting and reporting policies are summarized below.

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

     LOANS -- Interest on loans is accrued and accreted to operations based on the principal amount outstanding. Interest on certain consumer loans is recognized over their respective terms using a method which approximates the interest method. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question as well as when required by regulatory provisions. Once interest accruals are discontinued, uncollected but accrued interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. Loans which are determined to be uncollectible are charged to the allowance for possible loan losses. The collectability of loans is continually reviewed by management.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES -- The total allowance for possible loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and activity related to other loan loss allowances determined in accordance with SFAS No. 5, "Accounting for Contingencies." The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations. The amount maintained in the allowance reflects management's continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Certain non-homogeneous loans are accounted for under the provisions of SFAS No. 114. This standard requires an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. The allowance for possible loan losses related to loans that are impaired as defined by SFAS No. 114 is generally based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Income on impaired loans is recognized based on the collectability of the principal amount.

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

     STOCK OPTION PLANS -- Cullen/Frost applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations. Under APB No. 25, because the exercise price of Cullen/Frost's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, "Accounting for Stock Based Compensation" allows for the fair value method of accounting for employees' stock options. The statement also allows the continued use of APB No. 25 to account for its stock option plans. In accordance with SFAS No. 123 the continued use of APB No. 25 requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

     STOCK SPLIT -- The number of shares outstanding and related earnings per share amounts have been restated to retroactively give effect for the two-for-one stock split declared and distributed by Cullen/Frost during the second quarter of 1999.

     SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE -- Securities purchased under agreements to resell and securities sold under agreement to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to the Corporation as deemed appropriate. The counterparty to a Securities Sold Under Agreement to Repurchase contract has an absolute and binding obligation to return the pledged securities at the contract's maturity in exchange for the predetermined amount of cash plus accrued interest. Similarly, the counterparty to a Securities Purchased Under Agreement to Resell contract has an absolute and binding obligation to receive the pledged securities at the contract's maturity in exchange for the predetermined amount of cash plus accrued interest. The securities involved in these transactions are generally U.S. Treasury or Federal Agency issues.

     FINANCIAL DERIVATIVES -- Derivatives are used to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used for these purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.

     Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives used for hedging purposes at year-end include interest rate swaps and an interest rate floor. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the balance sheet to more closely match its view of the interest rate sensitivity of Cullen/Frost's funding sources. The fair value of derivative contracts are carried off-balance sheet and the unrealized gains and losses on derivative contracts are generally deferred. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the life of the contract in net interest income. Upon contract settlement or early termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the derivative contract. In instances where the underlying instrument is repaid, the cumulative change in the value of the associated derivative is recognized immediately in earnings.

     ACCOUNTING CHANGES -- The following is a brief discussion of the SFAS pronouncements issued by the FASB that are pending adoption or have been adopted by Cullen/Frost.

     In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the required adoption date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Cullen/Frost uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets or on future cash flows. The fair value of these derivative instruments is currently not on the balance sheet. On January 1, 2001, the Corporation adopted SFAS No. 133, and at that time, designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments, particularly interest rate swaps, used to hedge changes in the fair value of certain loans due to changes in interest rates were formally designated as fair value hedges. Also on January 1, 2001, after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet of $3.0 million was recorded as an increase of net income and $185 thousand as a decrease of other comprehensive income. The transition adjustments will be presented as cumulative effect adjustments, as described in Accounting Principles Board Opinion No. 20, Accounting Changes, in the 2001 Consolidated Financial Statements. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The FASB continues to issue interpretive guidance which could require changes in the Corporation's application of the standard and adjustments to the transition amounts.

     SFAS No. 133, as applied to Cullen/Frost's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets. Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Cullen/Frost for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Based on current circumstances, management believes the application of the new rules will not have a material impact on the Corporation's result of operation, financial position or liquidity.

NOTE B -- ACQUISITIONS
----------------------

     The transactions listed below, with the exception of the merger with Overton Bancshares, Inc. ("Overton"), have been accounted for as purchase transactions with the total cash consideration funded through internal sources, including funds provided by the issuance of the $100 million Trust Preferred Capital Securities, see Note I "Borrowed Funds" on page 50. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Results of operations are included from the date of acquisition. The Overton acquisition was accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and shareholders' equity of the merged entity to be retroactively combined with the Corporation's respective accounts at recorded value.

2000 ACQUISITIONS
NIEMAN HANKS PURYEAR PARTNERS AND NIEMAN HANKS PURYEAR BENEFITS -- AUSTIN

     On July 1, 2000, Frost Insurance Agency ("FIA") acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin-based independent insurance agency. Nieman Hanks offers property and casualty insurance, professional and umbrella liability, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning. Nieman Hanks is the third acquisition made by FIA, following the additions of Professional Insurance Agents, Inc. ("PIA") and Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock") mentioned below. This acquisition did not have a material impact on Cullen/Frost's 2000 net income.

WAYLAND HANCOCK INSURANCE AGENCY, INC. -- HOUSTON

     On April 1, 2000, FIA acquired Wayland Hancock, a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. This acquisition did not have a material impact on Cullen/Frost's 2000 net income.

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

PROFESSIONAL INSURANCE AGENTS, INC. -- VICTORIA

     On May 1, 1999, FIA acquired PIA, a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offers corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. The purchase method of accounting was used to record the transaction. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

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

1998 MERGERS AND ACQUISITIONS
OVERTON BANCSHARES, INC. -- FORT WORTH

     On May 29, 1998, the Corporation completed the merger of Overton Bancshares, Inc., in Fort Worth, Texas, and its wholly-owned subsidiary Overton Bank & Trust, N.A. The merger, which was accounted for as a "pooling-of-interests" transaction, was Cullen/Frost's first entry into the Fort Worth market. With the merger, Cullen/Frost added twelve locations in Fort Worth/Arlington and two in Dallas. Cullen/Frost issued approximately 4.38 million common shares as part of this transaction. As a result of the transaction, Cullen/ Frost recorded a merger related charge of $12.2 million primarily consisting of severance payments, other employee benefits and investment banking fees. In addition, shortly after the merger was consummated Cullen/Frost reclassified approximately $116 million of held to maturity securities of Overton to available for sale securities.

HARRISBURG BANCSHARES, INC. -- HOUSTON

     On January 2, 1998, the Corporation paid approximately $55.3 million to acquire Harrisburg Bancshares, Inc., including its subsidiary Harrisburg Bank in Houston, Texas. The intangible assets associated with the acquisition amounted to approximately $35.1 million. Cullen/Frost acquired loans of approximately $125 million and deposits of approximately $222 million. This acquisition did not have a material impact on the Corporation's 1998 net income.

INVESTMENT BANKING SUBSIDIARY

     On August 2, 1999 Cullen/Frost began operations of its investment banking subsidiary in Dallas, Texas. Frost Securities, Inc. offers a full range of services including equity research, institutional sales, trading and investment banking services to institutional investors and corporate customers who need access to the capital markets.

NOTE C -- CASH AND DUE FROM BANKS
---------------------------------

     Cullen/Frost's subsidiary bank is required to maintain cash or non-interest bearing reserves with the Federal Reserve Bank which are equal to specified percentages of deposits. The average amounts of reserve and contractual balances were $73.4 million for 2000 and $76.9 million for 1999.

NOTE D -- SECURITIES
--------------------

     A summary of the amortized cost and estimated fair value of securities is presented below.

                                            DECEMBER 31, 2000                                   December 31, 1999
                            -------------------------------------------------   -------------------------------------------------
                                                                   ESTIMATED
                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR      Amortized    Unrealized   Unrealized   Estimated
(in thousands)                 COST        GAINS        LOSSES       VALUE         Cost        Gains        Losses     Fair Value
---------------------------------------------------------------------------------------------------------------------------------
Securities Held to
  Maturity:
  U.S. Government agencies
    and corporations......  $   68,430     $  772                  $  69,202    $   82,413    $   664      $   220     $   82,857
  States and political
    subdivisions..........       2,598        177                      2,775         2,582        142            4          2,720
  Other...................         125          2                        127            50                                     50
                            -----------------------------------------------------------------------------------------------------
    Total.................  $   71,153     $  951                  $  72,104    $   85,045    $   806      $   224     $   85,627
                            =====================================================================================================
Securities Available for
  Sale:
  U.S. Treasury...........  $  107,433     $  134                  $ 107,567    $  118,269    $    55      $   194     $  118,130
  U.S. Government agencies
    and corporations......   1,291,925      2,316      $ 6,324     1,287,917     1,293,803      2,668       54,444      1,242,027
  State and political
    subdivisions..........     162,712        365                    163,077       158,990        262        8,516        150,736
  Other...................      36,299                                36,299        33,972                                 33,972
                            -----------------------------------------------------------------------------------------------------
    Total.................  $1,598,369     $2,815      $ 6,324     $1,594,860   $1,605,034    $ 2,985      $63,154     $1,544,865
                            =====================================================================================================

     The amortized cost and estimated fair value of securities at December 31, 2000 are presented below by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                               DECEMBER 31, 2000
                                              ----------------------------------------------------
                                                 SECURITIES HELD TO       SECURITIES AVAILABLE FOR
                                                      MATURITY                      SALE
                                              ------------------------    ------------------------
                                                            ESTIMATED                   ESTIMATED
                                              AMORTIZED        FAIR       AMORTIZED        FAIR
(in thousands)                                  COST          VALUE          COST         VALUE
--------------------------------------------------------------------------------------------------
Due in one year or less.....................                              $  114,742    $  114,892
Due after one year through five years.......   $ 1,045       $ 1,055          23,332        23,799
Due after five years through ten years......     1,678         1,847          49,129        49,545
Due after ten years.........................                                 119,241       118,707
                                              ----------------------------------------------------
                                                 2,723         2,902         306,444       306,943
Mortgage-backed securities and
  collateralized mortgage obligations.......    68,430        69,202       1,291,925     1,287,917
                                              ----------------------------------------------------
     Total..................................   $71,153       $72,104      $1,598,369    $1,594,860
                                              ====================================================

     Proceeds from sales of securities available for sale during 2000 were $3.0 billion with gross gains of $487 thousand and gross losses of $483 thousand realized on those sales. During 1999, gross gains of $625 thousand and gross losses of $711 thousand were realized on $1.7 billion in proceeds from these sales. Proceeds from sales of securities available for sale during 1998 were $900.4 million. During 1998, gross gains of $1.1 million and gross losses of $705 thousand were realized on those sales.

     The carrying value of securities pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes as required or permitted by law amounted to $1.1 billion at December 31, 2000 and $1.5 billion at December 31, 1999.

NOTE E -- LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
------------------------------------------------------

     A summary of loans outstanding follows:

                                                                    December 31
                                                              -----------------------
(in thousands)                                                   2000         1999
-------------------------------------------------------------------------------------
Real estate:
     Construction...........................................  $  387,022   $  379,559
     Land...................................................     156,859      128,765
     Permanent mortgages:
          Commercial........................................     505,145      422,022
          1-4 Family residential............................     306,879      340,839
          Other residential.................................     406,959      343,988
     Other..................................................     428,868      364,875
Commercial and industrial:
     Energy.................................................     141,682      129,394
     Other..................................................   1,678,537    1,458,956
Consumer:
     Indirect...............................................     136,914      211,195
     Other..................................................     308,726      329,831
Financial institutions......................................         100
Foreign.....................................................      17,291       20,298
Other.......................................................      67,012       43,223
Unearned discount...........................................      (7,349)      (6,217)
                                                              -----------------------
     Total loans............................................  $4,534,645   $4,166,728
                                                              =======================

     In the normal course of business, in order to meet the financial needs of its customers, Cullen/Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. No material losses are anticipated as a result of these commitments. Commitments to extend credit and standby letters of credit amounted to $2.1 billion and $105.8 million, respectively, at December 31, 2000. Commitments to extend credit and standby letters of credit amounted to $1.8 billion and $80.2 million respectively, at December 31, 1999. Commercial and industrial loan commitments represent approximately 69 percent and 71 percent of the total loan commitments outstanding at December 31, 2000 and 1999.

     The majority of Cullen/Frost's real estate loans are secured by real estate in San Antonio, Houston and Fort Worth. The Corporation no longer is originating mortgage loans as a result of the Corporations co-branding relationship with GMAC mortgage and therefore no mortgage loans were held for sale at December 31, 2000. Mortgage loans held for sale by Cullen/Frost at December 31, 1999 were approximately $8.6 million and are included in 1-4 family residential. These loans were valued at the lower of cost or market, on an aggregate basis.

     In the normal course of business, Cullen/Frost's subsidiary bank makes loans to directors and officers of both Cullen/Frost and its subsidiaries. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans made to directors and executive officers of Cullen/Frost and its significant subsidiaries, including loans made to their associates, amounted to $11.8 million and $16.5 million at December 31, 2000 and 1999, respectively. During 2000, additions to these loans amounted to $9.3 million, repayments totaled $10.9 million and other changes totaled $3.1 million. These other changes consist primarily of changes in related-party status. Standby letters of credit extended to directors and executive officers of Cullen/Frost and its significant subsidiaries and their associates amounted to $267 thousand and $608 thousand at December 31, 2000 and 1999, respectively.

     A summary of the changes in the allowance for possible loan losses follows:

                                                                  Year Ended December 31
                                                              ------------------------------
(in thousands)                                                  2000       1999       1998
--------------------------------------------------------------------------------------------
Balance at the beginning of the year........................  $ 58,345   $ 53,616   $ 48,073
Provision for possible loan losses..........................    14,103     12,427     10,393
Loan loss reserve of acquired institutions..................                1,066      1,250
Net charge-offs:
     Losses charged to the allowance........................   (13,162)   (13,133)   (12,548)
     Recoveries.............................................     3,979      4,369      6,448
                                                              ------------------------------
          Net charge-offs...................................    (9,183)    (8,764)    (6,100)
                                                              ------------------------------
Balance at the end of the year..............................  $ 63,265   $ 58,345   $ 53,616
                                                              ==============================

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At December 31, 2000, the majority of the impaired loans were real estate loans and collectability was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis. There was no interest revenue recognized on impaired loans in 2000 or 1999, and $70 thousand in 1998. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:

                                                                December 31
                                                              ----------------
(in thousands)                                                 2000      1999
------------------------------------------------------------------------------
Impaired loans with no valuation reserve....................  $ 1,048   $1,783
Impaired loans with a valuation reserve.....................   10,872    6,637
                                                              ----------------
Total recorded investment in impaired loans.................  $11,920   $8,420
                                                              ================
Valuation reserve...........................................  $ 5,708   $3,387

The average recorded investment in impaired loans was $8.3 million, $6.2 million, and $5.7 million for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE F -- NON-PERFORMING ASSETS
-------------------------------

     A summary of non-performing assets follows:

                                                                 December 31
                                                              -----------------
(in thousands)                                                 2000      1999
-------------------------------------------------------------------------------
Non-accrual.................................................  $16,662   $14,854
Foreclosed assets...........................................    2,271     3,983
                                                              -----------------
                                                              $18,933   $18,837
                                                              =================

Cullen/Frost did not have any restructured loans for the years ended December
31, 2000 and 1999.

     Cullen/Frost recognized interest income on non-accrual loans of approximately $565 thousand, $1.1 million and $742 thousand in 2000, 1999 and 1998, respectively. Had these loans performed according to their original contract terms, Cullen/Frost would have recognized additional interest income of approximately $1.9 million in 2000 and $1.3 million in 1999 and 1998.

NOTE G -- BANKING PREMISES AND EQUIPMENT
----------------------------------------

     A summary of banking premises and equipment follows:

                                                           December 31
                             -----------------------------------------------------------------------
                                            2000                                 1999
                             ----------------------------------   ----------------------------------
                                        ACCUMULATED                          Accumulated
                                        DEPRECIATION     NET                 Depreciation     Net
                                            AND        CARRYING                  and        Carrying
(in thousands)                 COST     AMORTIZATION    VALUE       Cost     Amortization    Value
----------------------------------------------------------------------------------------------------
Land.......................  $ 49,483                  $ 49,483   $ 47,125                  $ 47,125
Buildings..................    80,956     $ 33,545       47,411     78,403     $ 31,074       47,329
Furniture and equipment....   123,721       95,586       28,135    115,180       88,485       26,695
Leasehold improvements.....    43,985       25,335       18,650     39,980       22,475       17,505
Construction in progress...     6,214                     6,214      4,330                     4,330
                             -----------------------------------------------------------------------
     Total banking premises
       and equipment.......  $304,359     $154,466     $149,893   $285,018     $142,034     $142,984
                             =======================================================================

NOTE H -- DEPOSITS
------------------

     A summary of deposits outstanding by category follows:

                                                                    December 31
                                                              -----------------------
(in thousands)                                                   2000         1999
-------------------------------------------------------------------------------------
Demand deposits.............................................  $2,118,624   $1,863,260
Savings and Interest-on-Checking............................   1,012,790      984,438
Money market deposit accounts...............................   1,774,656    1,635,524
Time accounts of $100,000 or more...........................     720,831      649,563
Time accounts under $100,000................................     554,458      585,331
Public Funds................................................     318,331      235,716
                                                              -----------------------
     Total deposits.........................................  $6,499,690   $5,953,832
                                                              =======================

     Foreign deposits totaled $748 million and $716 million at December 31, 2000 and 1999, respectively.

     At December 31, 2000, Cullen/Frost's aggregate amount of maturities of public and private time accounts are as follows:

(in thousands)                                                 Maturities
-------------------------------------------------------------------------
2001........................................................   $1,504,987
2002........................................................       85,347
2003........................................................        2,639
2004........................................................          391
2005........................................................           54
Subsequent to 2006..........................................          202
                                                               ----------
     Total..................................................   $1,593,620
                                                               ==========

NOTE I -- BORROWED FUNDS
------------------------

     Cullen/Frost has a $7.5 million revolving credit facility with another financial institution. The line of credit bears interest at prime. There were no borrowings outstanding on this line at December 31, 2000 and 1999.

     Cullen/Frost received advances totaling $32.6 million, and $23.5 million as of December 31, 2000 and 1999, respectively, from the Federal Home Loan Bank
(FHLB) which are included in other liabilities. These advances fall under provisions of a credit facility designed to enable the Corporation to fund long-term loans. The advances mature on February 2, 2001 through July 2, 2018, bear interest at the FHLB's floating rate (average 6.26 percent at December 31, 2000), and are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation, and any Bank funds on deposit with the FHLB.

     Scheduled payments and principal amounts due under terms of the above notes and advances are as follows:

                                                                  FHLB
                                                                Repayment
(in thousands)                                                 Obligations
--------------------------------------------------------------------------
2001........................................................     $19,805
2002........................................................       5,149
2003........................................................       6,021
2004........................................................         314
2005........................................................         295
Subsequent to 2005..........................................         969
                                                                 -------
     Total..................................................     $32,553
                                                                 =======

     The following table represents balances as they relate to securities sold under repurchase agreements:

                                                                  December 31
                                                              -------------------
(in thousands)                                                  2000       1999
---------------------------------------------------------------------------------
Balance at year end.........................................  $293,261   $210,909
Fair value of underlying securities at year end.............   320,011    285,887
Maximum month-end balance...................................   313,896    229,455
For the year:
  Average daily balance.....................................   241,161    194,823

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

NOTE J -- COMMON STOCK AND EARNINGS PER COMMON SHARE
----------------------------------------------------

     A reconciliation of earnings per share for 2000, 1999 and 1998 follows:

                                                                      December 31
                                                              ----------------------------
(in thousands, except per share amounts)                        2000      1999      1998
------------------------------------------------------------------------------------------
Numerators for both basic and diluted earnings per share,
  net income................................................  $108,817   $97,642   $75,645
                                                              ============================
Denominators:
Denominators for basic earnings per share, average
  outstanding common shares.................................    52,123    53,368    53,150
Dilutive effect of stock options............................     1,534     1,378     1,529
                                                              ----------------------------
Denominator for diluted earnings per share..................    53,657    54,746    54,679
                                                              ============================
Earnings per share:
Basic.......................................................  $   2.09   $  1.83   $  1.42
Diluted.....................................................      2.03      1.78      1.38

NOTE K -- DIVIDENDS
-------------------

     In the ordinary course of business Cullen/Frost is dependent upon dividends from its subsidiary bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. The amount of dividends the subsidiary bank may declare is subject to regulations. Without prior regulatory approval, the subsidiary bank had approximately $70.4 million available for the payment of dividends to Cullen/Frost at December 31, 2000.

NOTE L -- CAPITAL
-----------------

     The table below reflects various measures of regulatory capital at year end 2000 and 1999 for Cullen/ Frost.

                                                    DECEMBER 31, 2000      December 31, 1999
                                                   -------------------    -------------------
(in thousands)                                       AMOUNT      RATIO      Amount      Ratio
---------------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital..............................  $  549,261    10.08%   $  519,151    11.04%
     Tier 1 Capital Minimum requirement..........     217,900     4.00       188,131     4.00
     Total Capital...............................  $  612,527    11.24%   $  577,496    12.28%
     Total Capital Minimum requirement...........     435,801     8.00       376,263     8.00
     Risk-adjusted assets, net of goodwill.......  $5,447,508             $4,703,284
Leverage ratio...................................                 7.54%                  7.56%
Average equity as a percentage of average
  assets.........................................                 7.46                   7.60

     At December 31, 2000 and 1999, Cullen/Frost's subsidiary bank was considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a Tier 1 risk-based capital ratio of 6.0 percent or greater, a total risk-based capital ratio of 10.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 2000.

     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.

NOTE M -- LEASES AND RENTAL AGREEMENTS
--------------------------------------

     Rental expense for all leases amounted to $15.1 million, $14.3 million and $13.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its related parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years. Both leases allow for purchase of the related asset under specific terms. Frost Bank has agreed to repurchase the office tower and related parking garage facility. Closing of the purchase agreement on the properties is expected to take place in the second quarter of 2002.

     A summary of the total future minimum rental commitments due under non-cancelable equipment leases and long-term agreements on banking premises, not including the aforementioned commitment after the second quarter of 2002, at December 31, 2000 follows:

                                                                 Total
(in thousands)                                                Commitments
-------------------------------------------------------------------------
2001........................................................    $16,344
2002........................................................     14,026
2003........................................................     11,551
2004........................................................      8,295
2005........................................................      6,766
Subsequent to 2005..........................................     23,622
                                                                -------
          Total future minimum rental commitments...........    $80,604
                                                                =======

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

     The following table summarizes benefit obligation and plan asset activity for the plans.

(in thousands)                                                  2000      1999
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $ 64,593   $65,666
  Service cost..............................................     3,884     3,987
  Interest cost.............................................     4,788     4,387
  Actuarial loss(gain)......................................     9,458    (7,997)
  Benefits paid.............................................    (1,733)   (1,450)
                                                              ------------------
  Benefit obligation at end of year.........................  $ 80,990   $64,593
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............  $ 51,294   $47,760
  Actual return on plan assets..............................    (1,344)    4,747
  Employer contributions....................................     4,103       237
  Benefits paid.............................................    (1,733)   (1,450)
                                                              ------------------
  Fair value of plan assets at end of year..................  $ 52,320   $51,294

  Funded status of the plan.................................  $ 28,670   $13,299
  Unrecognized net actuarial (loss) gain....................   (14,118)    1,292
  Unrecognized prior service cost...........................    (7,657)   (8,731)
  Unrecognized net transition asset.........................       263       390
                                                              ------------------
  Accrued benefit cost......................................  $  7,158   $ 6,250
                                                              ==================
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
  Accrued benefit liability.................................  $ 10,279   $ 6,583
  Intangible asset..........................................      (441)     (333)
  Accumulated other comprehensive income....................    (2,680)
                                                              ------------------
  Net amount recognized.....................................  $  7,158   $ 6,250
                                                              ==================
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
  Discount rate.............................................      7.50%     7.50%
  Expected return on plan assets............................      9.00      9.00
  Expected rate of compensation increase....................      5.00      5.00

     Net pension cost included the following components:

(in thousands)                                                 2000      1999      1998
-----------------------------------------------------------------------------------------
Service cost for benefits earned during the year............  $ 3,884   $ 3,987   $ 2,915
Expected return on plan assets, net of expenses.............   (4,608)   (4,245)   (3,765)
Interest cost on projected benefit obligation...............    4,788     4,387     3,711
Net amortization and deferral...............................      946     1,096       714
                                                              ---------------------------
     Net pension cost.......................................  $ 5,010   $ 5,225   $ 3,575
                                                              ===========================

     Cullen/Frost has a supplemental executive retirement plan ("SERP") for a key executive. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage is 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP are reduced, dollar-for-dollar, by benefits received under the Retirement and Restoration Plans, described above, and any social security benefits.

SAVINGS PLANS --

     Cullen/Frost maintains a 401(k) stock purchase plan (the "401(k) Plan"). The 401(k) Plan permits each participant to make before- or after-tax contributions up to 16 percent of eligible compensation. Cullen/ Frost makes matching contributions to the 401(k) Plan based on the amount of each participant's contributions up to a maximum of six percent of eligible compensation. Eligible employees must complete 90 days of service to be eligible for enrollment and vest in the Corporation's matching contributions immediately. Cullen/Frost's gross expenses related to the 401(k) Plan were $5.5 million, $4.8 million and $2.8 million for 2000, 1999 and 1998, respectively. During 1999 and 1998, the Corporation utilized forfeitures with a value of $38 thousand and $199 thousand, respectively, to offset this expense.

     The 1991 Thrift Incentive Stock Purchase Plan ("1991 Stock Purchase Plan") was adopted to offer those employees whose participation in the 401(k) Plan is limited an alternative means of receiving comparable benefits. Cullen/Frost's expenses related to the 1991 Stock Purchase Plan were $105 thousand, $123 thousand and $861 thousand for 2000, 1999 and 1998, respectively.

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

     The following is a summary of option transactions in each of the last three years.

                              1983 Plan                1988 Plan                         1992 Plan
                        ----------------------   ----------------------   ---------------------------------------
                                      Weighted                 Weighted     Shares                       Weighted
                          Options     Average      Options     Average    Available        Options       Average
                        Outstanding    Price     Outstanding    Price     For Grant      Outstanding      Price
-----------------------------------------------------------------------------------------------------------------
Balance, Dec. 31,
 1997.................     52,764      $2.29       284,666      $2.62      2,384,140      2,483,416       $13.26
Granted...............                                                      (841,800)       841,800        24.70
Exercised.............    (32,492)      2.02       (26,164)      2.21                      (126,070)       10.25
Canceled..............                                                        15,080        (15,080)       26.26
                        -----------------------------------------------------------------------------------------
Balance, Dec. 31,
 1998.................     20,272       2.73       258,502       2.66      1,557,420      3,184,066        16.35
Authorized............                                                     3,000,000
Granted...............                                                    (1,519,000)     1,519,000        24.80
Exercised.............                             (77,578)      2.50                      (187,262)       11.27
Canceled..............                                                        54,000        (54,000)       21.57
                        -----------------------------------------------------------------------------------------
Balance, Dec. 31,
 1999.................     20,272       2.73       180,924       2.73      3,092,420      4,461,804        19.37
Granted...............                                                    (1,467,000)     1,467,000        33.24
Exercised.............    (17,412)      2.73       (19,072)      2.73                      (205,608)       12.12
Canceled..............                                                        25,400        (25,400)       25.09
                        -----------------------------------------------------------------------------------------
Balance, Dec. 31,
 2000.................      2,860      $2.73       161,852      $2.73      1,650,820      5,697,796       $23.18
                        =========================================================================================
At Dec. 31, 2000
Per Share Price
 Range................                 $2.73                    $2.73                              $ 6.37-$ 9.07*
                                                                                                    11.44- 15.13**
                                                                                                    22.44- 30.31***
                                                                                                    33.31- 37.06****
Weighted-Average
 Remaining Contractual
 Life.................                .8 Years                 .8 Years                                3.2 Years*
                                                                                                       5.5 Years**
                                                                                                       5.9 Years***
                                                                                                       5.8 Years****

                                      1997 Plan
                        --------------------------------------
                         Shares                       Weighted
                        Available       Options       Average
                        For Grant     Outstanding      Price
----------------------  --------------------------------------
Balance, Dec. 31,
 1997.................   264,000         36,000        $22.56
Granted...............   (72,000)        72,000        $26.88
Exercised.............
Canceled..............
                        --------------------------------------
Balance, Dec. 31,
 1998.................   192,000        108,000         25.44
Authorized............
Granted...............   (76,000)        76,000         26.63
Exercised.............
Canceled..............
                        --------------------------------------
Balance, Dec. 31,
 1999.................   116,000        184,000         25.93
Granted...............   (72,000)        72,000         30.56
Exercised.............                   (2,000)        22.56
Canceled..............
                        --------------------------------------
Balance, Dec. 31,
 2000.................    44,000        254,000        $27.27
                        ======================================
At Dec. 31, 2000
Per Share Price
 Range................                           $22.56-$30.56
Weighted-Average
 Remaining Contractual
 Life.................                               8.3 Years

   * Includes 716,356 options which are all exercisable with a weighted-average exercise price of $8.64.

  ** Includes 900,440 options of which 753,640 are exercisable both with a weighted-average exercise price of $14.01.

 *** Includes 2,627,000 options of which 176,200 are exercisable both with a weighted-average exercise price of $24.68.

**** Includes 1,454,000 options of which none are exercisable.

     There were 2,064,908, 1,915,976 and 1,702,272 options exercisable for 2000, 1999, and 1998 with a weighted-average exercise price of $13.66, $12.19 and $10.69, respectively. Options awarded through the 1997 Directors Plan have a ten-year life with immediate vesting. All other options awarded in 2000 and 1999 have a six-year life with a three-year cliff vesting period. Options awarded in 1998 have a ten-year life with a three-year cliff vesting period. In general, options awarded prior to 1998 had a ten-year life with a five-year vesting period. These plans, which were approved by shareholders, were established to enable Cullen/Frost to retain and motivate key employees. A committee of non-participating directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract. Cullen/Frost has common stock reserved for future issuance upon the grant and exercise of options of 7,813,828 shares.

     In accounting for the impact of issuing stock options, Cullen/Frost has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and Related Interpretation as allowed by SFAS No. 123, rather than to follow the recognition requirements of SFAS No. 123, which requires fair value accounting. SFAS No. 123 requires disclosure of proforma net income and earnings per share information assuming that stock options granted in 1998, 1999 and 2000 have been accounted for in accordance with the fair value requirements of SFAS No. 123.

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

     The following weighted-average assumptions were used for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.03 percent, 6.56 percent and
4.87 percent; dividend yield of 2.00 percent, 3.00 percent and 2.25 percent; volatility factors of the expected market price of Cullen/Frost's common stock of 29 percent, 24 percent and 23 percent; and weighted-average expected lives of the options of six years for 2000 and 1999 and eight years for 1998. The weighted-average grant-date fair value of options granted during 2000, 1999 and 1998 was $9.33, $6.02, and $8.36, respectively. For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     Cullen/Frost's proforma information as if compensation expense had been recognized in accordance with the fair value requirements SFAS No. 123 is summarized below:

(in thousands except for earnings per share amounts)            2000      1999      1998
------------------------------------------------------------------------------------------
Proforma net income*........................................  $104,051   $94,857   $74,345
Proforma earnings per common share
     Basic..................................................  $   2.00   $  1.78   $  1.40
     Diluted................................................      1.98      1.77      1.40

* Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its proforma effect is not necessarily indicative of its impact on future years.

     In 2000, restricted stock grants of 62,940 shares were awarded under the 1992 Stock Plan. Restricted stock grants awarded under the 1992 Stock Plan totaled 50,171 and 83,000 shares for 1999 and 1998, respectively. The weighted-average price for these awards equaled the market price at the date of grant and was $28.35, $25.12, and $24.65 for 2000, 1999 and 1998, respectively.
Deferred compensation expense related to the restricted stock was $1.8 million in 2000, $1.6 million in 1999, and $1.5 million in 1998. Restricted shares are generally awarded under a three- to four-year cliff vesting period. The market value of restricted shares at the date of grant is expensed over the restriction period.

     Cullen/Frost has change-in-control agreements with 26 of its executives. Under these agreements each covered person could receive, upon the effectiveness of a change-in-control, two to three times (depending on the person) the executive's base compensation plus target bonus established for the year, and any unpaid base salary and pro rata target bonus for the year in which the termination occurs, including vacation pay. Additionally, the executive's insurance benefits will continue for two to three full years after the termination and all long-term incentive awards immediately vest. The Corporation has no material liability for post-retirement or post-employment benefits other than pensions.

NOTE O -- INCOME TAXES
----------------------

     The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the years ended December 31, 2000, 1999, and 1998:

(in thousands)                                                 2000      1999      1998
-----------------------------------------------------------------------------------------
Current income tax expense..................................  $59,213   $57,062   $47,669
Deferred income tax benefit.................................   (1,785)   (6,083)   (5,574)
                                                              ---------------------------
Income tax expense as reported..............................  $57,428   $50,979   $42,095
                                                              ===========================

     The following is a reconciliation of the difference between income tax expense as reported and the amount computed by applying the statutory income tax rate to income before income taxes:

                                                                  Year Ended December 31
                                                              ------------------------------
(in thousands)                                                  2000       1999       1998
--------------------------------------------------------------------------------------------
Income before income taxes..................................  $166,245   $148,621   $117,740
Statutory rate..............................................        35%        35%        35%
                                                              ------------------------------
Income tax expense at the statutory rate....................    58,186     52,017     41,209
Effect of tax-exempt interest...............................    (2,920)    (2,927)    (1,820)
Amortization of non-deductible goodwill.....................     2,126      1,910      1,410
Acquisition costs...........................................                             931
Other.......................................................        36        (21)       365
                                                              ------------------------------
Income tax expense as reported..............................  $ 57,428   $ 50,979   $ 42,095
                                                              ==============================
Tax (expense) benefits related to securities transactions...  $     (1)  $     30   $   (126)
                                                              ==============================

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000, and 1999 are presented below:

(in thousands)                                                 2000      1999
===============================================================================

Deferred tax assets:
     Allowance for possible loan losses.....................  $22,143   $20,421
     Building modification reserve..........................    1,592     1,592
     Gain on sale of assets.................................    1,050     1,064
     Unrealized loss on securities available for sale.......    1,228    21,059
     Additional minimum pension liability...................      938
     Retirement plan........................................    2,453     2,450
     Other..................................................    1,303     1,421
                                                              -----------------
          Total gross deferred tax assets...................   30,707    48,007
Deferred tax liabilities:
     Prepaid expenses.......................................   (1,547)     (508)
     Intangible assets......................................   (4,311)   (6,239)
     Leases.................................................   (1,161)     (682)
     Federal Home Loan Bank stock dividends.................   (1,117)
     Bank premises and equipment............................     (424)     (323)
     Other..................................................     (777)     (462)
                                                              -----------------
          Total gross deferred tax liabilities..............   (9,337)   (8,214)
                                                              -----------------
          Net deferred tax asset............................  $21,370   $39,793
                                                              =================

     At December 31, 2000 and 1999, no valuation allowance for deferred tax assets was necessary because they were supported by recoverable taxes paid in prior years.

NOTE P -- NON-INTEREST EXPENSE
------------------------------

     Significant components of other non-interest expense for the years ended December 31, 2000, 1999, and 1998 are presented below:

                                                                Year Ended December 31
                                                              ---------------------------
(in thousands)                                                 2000      1999      1998
-----------------------------------------------------------------------------------------
Outside computer service....................................  $ 9,676   $ 9,537   $ 9,380
Other professional expenses.................................    7,422     5,867     6,327
Stationery, printing and supplies...........................    6,056     6,676     6,024
Armored motor service.......................................    4,821     4,441     3,946
Postage and express.........................................    3,954     4,154     3,830
Other.......................................................   48,520    46,211    45,790
                                                              ---------------------------
     Total..................................................  $80,449   $76,886   $75,297
                                                              ===========================

NOTE Q -- CASH FLOW DATA
------------------------

     For purposes of reporting cash flow, cash and cash equivalents include the following:

                                                                        December 31
                                                              --------------------------------
(in thousands)                                                   2000        1999       1998
----------------------------------------------------------------------------------------------
Cash and due from banks.....................................  $  820,459   $760,612   $684,941
Time deposits...............................................       3,574      6,546
Federal funds sold and securities purchased under resale
  agreements................................................     215,050     34,950    102,900
                                                              --------------------------------
     Total..................................................  $1,039,083   $802,108   $787,841
                                                              ================================

     Generally, Federal funds are sold for one-day periods and securities purchased under resale agreements are held for less than thirty-five days.

     Supplemental cash flow information is as follows:

                                                                  Year Ended December 31
                                                              ------------------------------
(in thousands)                                                  2000       1999       1998
--------------------------------------------------------------------------------------------
Cash paid:
     Interest...............................................  $184,864   $147,036   $164,150
     Income Taxes...........................................    54,165     57,549     45,968
Non-cash items:
     Loans originated to facilitate the sale of foreclosed
       assets...............................................       413        278        269
     Loan foreclosures......................................       440      2,766      1,995

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

     The following methods and assumptions were used by Cullen/Frost in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheet, for cash and due from banks, time deposits, and Federal funds sold and securities purchased under resale agreements, approximates their fair value.

     Securities: Estimated fair values are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

     Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

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

     Interest rate swaps/floor: The estimated fair value of the existing agreements are based on quoted market prices.

     The estimated fair values of Cullen/Frost's financial instruments are as follows:

                                                          December 31
                                       -------------------------------------------------
                                                2000                      1999
                                       -----------------------   -----------------------
                                                    ESTIMATED                 Estimated
                                        CARRYING       FAIR       Carrying       Fair
(in thousands)                           AMOUNT       VALUE        Amount       Value
----------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents.......  $1,039,083   $1,039,083   $  802,108   $  802,108
     Securities......................   1,668,484    1,669,435    1,629,911    1,630,493
     Loans...........................   4,534,645    4,523,856    4,166,728    4,153,626
     Allowance for loan losses.......     (63,265)                  (58,345)
                                       -------------------------------------------------
          Net loans..................   4,471,380    4,523,856    4,108,383    4,153,626
Financial liabilities:
     Deposits........................   6,499,690    6,504,433    5,953,832    5,792,352
     Short-term borrowings...........     395,665      395,665      356,979      356,979
     Guaranteed preferred beneficial
       interest in the Corporation's
       junior subordinated deferrable
       interest debentures, net......      98,568       90,660       98,513       94,230
Off-balance sheet instruments:
     Interest rate swaps.............                   (2,015)                      211
     Interest rate floor.............         495        5,139

NOTE S -- DERIVATIVE FINANCIAL INSTRUMENTS
------------------------------------------

     Cullen/Frost uses off-balance sheet interest rate swaps to hedge its interest rate risk. These swap transactions allow management to structure the interest rate sensitivity of the asset side of the Corporation's balance sheet to more closely match its view of the interest rate sensitivity of the Corporation's funding sources. Cullen/Frost had 34 interest rate swaps with a notional amount of $211 million at December 31, 2000 and 30 interest rate swaps with a notional amount of $259 million at December 31, 1999. In 2000 and 1999, each swap was a hedge against a specific commercial fixed-rate loan/lease or against a specific pool of commercial floating-rate loans with lives ranging from approximately one and a half to ten years. For 2000 and 1999, the amortization of the interest rate swap's notional amount generally matched the expected amortization of the underlying loan/lease or pool of loans. Additionally in 2000, the Corporation entered into an interest rate floor agreement with a notional amount totaling $1 billion for three years. The interest rate floor is a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling rates. These interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floor is accrued as an adjustment to interest income and was not material in 2000 or 1999.

     Cullen/Frost's credit exposure on interest rate swaps/floor is limited to Cullen/Frost's net favorable value and interest payments of all swaps/floor to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps/floor exceeds a nominal amount considered to be immaterial. At December 31, 2000, the Corporation's credit exposure relating to interest rate swaps/floor was $4.2 million. The fair value and any related carrying amounts of the interest rate swaps/floor can be found in the table above.

     Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 2000, 1999 and 1998, is summarized as follows:

                                                   Amortizing
                                                  Interest Rate    Interest Rate       Total
(in millions)                                         Swaps           Floors        Derivatives
-----------------------------------------------------------------------------------------------
Balance, January 1, 1998........................      $ 267           $  500          $  767
     Additions..................................         19                               19
     Amortization and maturities................        (55)                             (55)
     Terminations...............................       (156)            (500)           (656)
                                                      --------------------------------------
Balance, December 31, 1998......................         75               --              75
     Additions..................................        239                              239
     Amortization and maturities................        (54)                             (54)
     Terminations...............................         (1)                              (1)
                                                      --------------------------------------
Balance, December 31, 1999......................        259               --             259
     Additions..................................         24            1,000           1,024
     Amortization and maturities................        (72)                             (72)
                                                      --------------------------------------
Balance, December 31, 2000......................      $ 211           $1,000          $1,211
                                                      ======================================

     The following table summarizes the weighted average receive, pay and strike rates for the interest rate swaps/floor at December 31, 2000.

                                                                 Weighted Average
                                                           -----------------------------
                                                           Receive      Pay       Strike
                                                            Rate        Rate       Rate
----------------------------------------------------------------------------------------
Interest Rate Swaps:
     Receive -- fixed swaps..............................   5.02%       5.99%
     Pay -- fixed swaps..................................   6.26        6.05
Interest Rate Floor:
     Three-month LIBOR...................................                          5.00%

NOTE T -- CONTINGENCIES
-----------------------

     Certain subsidiaries of Cullen/Frost are defendants in various matters of litigation which have arisen in the normal course of conducting a commercial banking business. In the opinion of management, the disposition of such pending litigation will not have a material effect on Cullen/Frost's consolidated financial position.

NOTE U -- OPERATING SEGMENTS
----------------------------

     The Corporation has three reportable operating segments: Banking, the Financial Management Group and Frost Securities Inc. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management, insurance, and brokerage services. Frost Securities Inc., an investment banking subsidiary, began operations in August of 1999. These business units were identified through the products and services that are offered within each unit. Prior period amounts have been reclassified to conform to the current year's presentation.

     The accounting policies of each reportable segment are the same as those of the Corporation described in Note A on page 41, except for the following items, which impact the Banking and Financial Management Group segments. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.

                                                   Financial
                                                   Management     Frost                  Consolidated
(in thousands)                          Banking      Group      Securities   Non-Banks      Total
-----------------------------------------------------------------------------------------------------
2000
NET INTEREST INCOME (EXPENSE).........  $321,715    $ 9,592      $   191     $ (8,735)     $322,763
PROVISION FOR LOAN LOSSES.............    14,107         (4)         N/A          N/A        14,103
NON-INTEREST INCOME...................    95,298     68,842        6,215          510       170,865
NON-INTEREST EXPENSE..................   239,870     53,958       11,513        7,939       313,280
                                        -------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES.....   163,036     24,480       (5,107)     (16,164)      166,245
INCOME TAX EXPENSE (CREDIT)...........    57,063      8,772       (1,757)      (6,650)       57,428
                                        -------------------------------------------------------------
NET INCOME (LOSS).....................  $105,973    $15,708      $(3,350)    $ (9,514)     $108,817
                                        =============================================================
AVERAGE ASSETS (IN MILLIONS)..........  $  7,105    $    40*     $     4     $    N/M      $  7,150
=====================================================================================================
1999
Net interest income (expense).........  $297,593    $ 8,005      $   115     $ (8,735)     $296,978
Provision for loan losses.............    12,426          1          N/A          N/A        12,427
Non-interest income...................    92,258     57,799          953          253       151,263
Non-interest expense..................   233,504     42,625        4,741        6,323       287,193
                                        -------------------------------------------------------------
Income (loss) before income taxes.....   143,921     23,178       (3,673)     (14,805)      148,621
Income tax expense (credit)...........    50,373      8,211       (1,286)      (6,319)       50,979
                                        -------------------------------------------------------------
Net income (loss).....................  $ 93,548    $14,967      $(2,387)    $ (8,486)     $ 97,642
                                        =============================================================
Average assets (in millions)..........  $  6,828    $    42*     $     6     $    N/M      $  6,875
=====================================================================================================
1998
Net interest income (expense).........  $270,261    $ 6,456          N/A     $ (8,744)     $267,973
Provision for loan losses.............    10,337         56          N/A          N/A        10,393
Non-interest income...................    82,631     53,162          N/A          684       136,477
Non-interest expense..................   221,284     37,282          N/A        5,507       264,073
                                        -------------------------------------------------------------
Earnings (loss) before income taxes...   121,271     22,280          N/A      (13,567)      129,984**
Income tax expense (credit)...........    42,445      7,783          N/A       (5,400)       44,828
                                        -------------------------------------------------------------
Operating earnings (loss).............  $ 78,826    $14,497          N/A     $ (8,167)     $ 85,156**
                                        =============================================================
Average assets (in millions)..........  $  6,413    $    31*         N/A     $    N/M      $  6,418
=====================================================================================================

 * Excludes off balance sheet discretionary and non-discretionary assets with total market value of $12.9 billion, $12.8 billion, and $11.7 billion at year-end 2000, 1999 and 1998, respectively.

** Excludes the after-tax impact of the $12.2 million Overton merger related charge. See discussion on page 16.

NOTE V -- CONDENSED PARENT CORPORATION FINANCIAL STATEMENTS
-----------------------------------------------------------

     Condensed financial information of the Parent Corporation as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 follows:

                                                                 Year Ended December 31
                                                              ----------------------------
STATEMENT OF OPERATIONS (in thousands)                          2000      1999      1998
------------------------------------------------------------------------------------------
INCOME:
    Dividends from second tier bank holding company
     subsidiary.............................................  $ 42,699   $81,444   $91,673
    Interest and other......................................     3,552     3,851     2,943
                                                              ----------------------------
        TOTAL INCOME........................................    46,251    85,295    94,616
EXPENSES:
    Salaries and employee benefits..........................     5,908     4,645     6,698
    Interest expense........................................     8,735     8,735     8,761
    Other...................................................     1,884     1,534     6,635
                                                              ----------------------------
        TOTAL EXPENSES......................................    16,527    14,914    22,094
                                                              ----------------------------
        INCOME BEFORE INCOME TAX CREDITS AND EQUITY IN
        UNDISTRIBUTED NET INCOME OF SUBSIDIARIES............    29,724    70,381    72,522
Income tax credits..........................................     5,377     4,394     4,812
Equity in undistributed net income of subsidiaries..........    73,716    22,867    (1,689)
                                                              ----------------------------
        NET INCOME..........................................  $108,817   $97,642   $75,645
                                                              ============================

                                                                  December 31
                                                              -------------------
BALANCE SHEETS (in thousands)                                   2000       1999
---------------------------------------------------------------------------------
ASSETS
Cash........................................................  $  1,079   $    421
Securities purchased under resale agreements................    25,059     71,330
Investment in second tier financial holding company
  subsidiary................................................   667,057    553,655
Other.......................................................     3,799      3,275
                                                              -------------------
        TOTAL ASSETS........................................  $696,994   $628,681
                                                              ===================
LIABILITIES
Other.......................................................  $ 22,307   $ 17,764
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable interest
  debentures................................................   101,661    101,606
                                                              -------------------
        TOTAL LIABILITIES...................................   123,968    119,370
SHAREHOLDERS' EQUITY........................................   573,026    509,311
                                                              -------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........  $696,994   $628,681
                                                              ===================

                                                                  Year Ended December 31
                                                              -------------------------------
STATEMENTS OF CASH FLOWS (in thousands)                         2000        1999       1998
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income..................................................  $ 108,817   $ 97,642   $ 75,645
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net income of subsidiaries..............................   (116,415)  (104,311)   (89,984)
    Dividends from subsidiaries.............................     42,699     81,444     91,673
    Tax benefit from exercise of employee stock options.....      1,926      1,698      1,771
    Net change in other liabilities and assets..............      2,446      1,328      5,557
                                                              -------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........     39,473     77,801     84,662
INVESTING ACTIVITIES
Capital contributions to subsidiaries.......................     (2,859)   (50,521)
Decrease in loans...........................................                    52
                                                              -------------------------------
        NET CASH USED BY INVESTING ACTIVITIES...............     (2,859)   (50,469)
FINANCING ACTIVITIES
Purchase of treasury stock..................................    (47,162)   (24,318)    (3,495)
Net proceeds from issuance of common stock..................      4,489      3,616      6,212
Cash dividends..............................................    (39,554)   (36,013)   (30,476)
                                                              -------------------------------
        NET CASH USED BY FINANCING ACTIVITIES...............    (82,227)   (56,715)   (27,759)
                                                              -------------------------------
        (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....    (45,613)   (29,383)    56,903
Cash and cash equivalents at beginning of year..............     71,751    101,134     44,231
                                                              -------------------------------
        CASH AND CASH EQUIVALENTS AT END OF YEAR............  $  26,138   $ 71,751   $101,134
                                                              ===============================

Report of Ernst & Young LLP
Independent Auditors

SHAREHOLDERS AND BOARD OF DIRECTORS
CULLEN/FROST BANKERS, INC.

     We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. and Subsidiaries (the Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
January 23, 2001

CONSOLIDATED AVERAGE BALANCE SHEETS
(dollars in thousands -- taxable-equivalent basis)

     The following unaudited schedule is presented for additional information and analysis.

                                                                           Year Ended December 31
                                                       ---------------------------------------------------------------
                                                                    2000                             1999
                                                       ------------------------------   ------------------------------
                                                                    INTEREST                         Interest
                                                        AVERAGE     INCOME/    YIELD/    Average     Income/    Yield/
                                                        BALANCE     EXPENSE     COST     Balance     Expense     Cost
----------------------------------------------------------------------------------------------------------------------
ASSETS:
Time deposits........................................  $    7,226   $    505    6.99%   $    3,103   $    164    5.27%
Securities:
    U.S. Treasury....................................     130,180      7,916    6.08       176,718      8,976    5.08
    U.S. Government agencies and corporations........   1,336,523     91,243    6.83     1,478,519     95,491    6.46
    States and political subdivisions:
        Tax-exempt...................................     151,423     11,281    7.45       141,224     10,377    7.35
        Taxable......................................       3,399        226    6.65         3,585        229    6.38
    Other............................................      35,735      2,622    7.33        38,803      2,203    5.68
                                                       ----------   --------            ----------   --------
            Total securities.........................   1,657,260    113,288    6.84     1,838,849    117,276    6.38
Federal funds sold and securities purchased under
  resale agreements..................................     130,800      8,505    6.50        81,363      4,245    5.22
Loans, net of unearned discount......................   4,352,868    394,527    9.06     3,934,406    330,397    8.40
                                                       ----------   --------            ----------   --------
    TOTAL EARNING ASSETS AND AVERAGE RATE EARNED.....   6,148,154    516,825    8.41     5,857,721    452,082    7.72
Cash and due from banks..............................     621,950                          619,917
Allowance for possible loan losses...................     (59,281)                         (57,481)
Banking premises and equipment.......................     146,185                          141,453
Accrued interest and other assets....................     292,676                          313,826
                                                       ----------                       ----------
    TOTAL ASSETS.....................................  $7,149,684                       $6,875,436
                                                       ==========                       ==========
LIABILITIES:
Demand deposits:
    Commercial and individual........................  $1,636,633                       $1,533,160
    Correspondent banks..............................     227,807                          221,530
    Public funds.....................................      32,732                           37,567
                                                       ----------                       ----------
        Total demand deposits........................   1,897,172                        1,792,257
Time deposits:
    Savings and Interest-on-Checking.................     961,315      6,344     .66       948,487      6,557     .69
    Money market deposit accounts....................   1,703,602     76,537    4.49     1,636,915     60,478    3.69
    Time accounts....................................   1,239,022     64,498    5.21     1,250,340     53,815    4.30
    Public funds.....................................     250,559     11,479    4.58       220,845      7,969    3.61
                                                       ----------   --------            ----------   --------
            Total time deposits......................   4,154,498    158,858    3.82     4,056,587    128,819    3.18
                                                       ----------                       ----------
            Total deposits...........................   6,051,670                        5,848,844
Federal funds purchased and securities sold under
  repurchase agreements..............................     326,448     17,889    5.48       285,470     12,500    4.38
Guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable
  interest debentures, net...........................      98,542      8,475    8.60        98,485      8,475    8.61
Long-term notes payable..............................       3,769        204    5.42         1,793        103    5.74
Other borrowings.....................................      63,243      4,142    6.55        12,186        705    5.79
                                                       ----------   --------            ----------   --------
    TOTAL INTEREST-BEARING FUNDS AND AVERAGE RATE
      PAID...........................................   4,646,500    189,568    4.08     4,454,521    150,602    3.38
                                                                    --------    ----                 --------    ----
Accrued interest and other liabilities...............      72,887                          105,888
                                                       ----------                       ----------
    TOTAL LIABILITIES................................   6,616,559                        6,352,666
SHAREHOLDERS' EQUITY.................................     533,125                          522,770
                                                       ----------                       ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......  $7,149,684                       $6,875,436
                                                       ==========                       ==========
Net interest income..................................               $327,257                         $301,480
                                                                    ========                         ========
Net interest spread..................................                           4.33%                            4.34%
                                                                                ====                             ====
Net interest income to total average earning
  assets.............................................                           5.32%                            5.15%
                                                                                ====                             ====


The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

                                                     Year Ended December 31
---------------------------------------------------------------------------------------------------------------------------------
             1998                             1997                             1996                             1995
------------------------------   ------------------------------   ------------------------------   ------------------------------
             Interest                         Interest                         Interest                         Interest
 Average     Income/    Yield/    Average     Income/    Yield/    Average     Income/    Yield/    Average     Income/    Yield/
 Balance     Expense     Cost     Balance     Expense     Cost     Balance     Expense     Cost     Balance     Expense     Cost
---------------------------------------------------------------------------------------------------------------------------------
$  262,098   $ 14,339    5.47%   $  301,133   $ 16,596    5.51%   $  282,692   $ 15,049    5.32%   $  238,968   $ 14,142    5.92%
 1,557,489     99,971    6.42     1,374,202     90,688    6.60     1,439,744     95,838    6.66     1,447,288     93,373    6.45
    66,278      4,963    7.49        36,888      2,850    7.73        29,863      2,340    7.84        27,128      2,211    8.15
     2,229        138    6.19         3,185        239    7.50         1,783        118    6.62           605         39    6.45
    42,025      2,579    6.14        11,317        686    6.06         6,723        389    5.79         9,314        593    6.37
----------   --------            ----------   --------            ----------   --------            ----------   --------
 1,930,119    121,990    6.32     1,726,725    111,059    6.43     1,760,805    113,734    6.46     1,723,303    110,358    6.40
   127,273      7,111    5.59       228,245     12,423    5.44       143,401      7,476    5.21       121,122      6,957    5.74
 3,437,510    301,789    8.78     2,917,371    262,569    9.00     2,445,777    220,417    9.01     1,971,681    181,597    9.21
----------   --------            ----------   --------            ----------   --------            ----------   --------
 5,494,902    430,890    7.84     4,872,341    386,051    7.92     4,349,983    341,627    7.85     3,816,106    298,912    7.83
   577,489                          527,924                          508,934                          400,270
   (51,230)                         (44,837)                         (39,814)                         (31,969)
   135,577                          124,629                          117,352                          102,920
   260,831                          207,520                          177,040                          156,229
----------                       ----------                       ----------                       ----------
$6,417,569                       $5,687,577                       $5,113,495                       $4,443,556
==========                       ==========                       ==========                       ==========
$1,387,824                       $1,143,828                       $  979,757                       $  814,169
   195,555                          192,231                          199,983                          131,295
    43,507                           44,183                           45,200                           42,033
----------                       ----------                       ----------                       ----------
 1,626,886                        1,380,242                        1,224,940                          987,497
   901,960     10,958    1.21       818,216     10,764    1.32       741,102     10,176    1.37       741,003     13,195    1.78
 1,387,994     54,326    3.91     1,195,773     48,816    4.08     1,053,819     40,208    3.82       801,081     29,631    3.70
 1,286,036     63,621    4.95     1,205,261     59,867    4.97     1,145,194     56,110    4.90     1,057,100     52,509    4.97
   251,570      9,378    3.73       269,027     11,693    4.35       245,266     10,685    4.36       125,971      5,450    4.33
----------   --------            ----------   --------            ----------   --------            ----------   --------
 3,827,560    138,283    3.61     3,488,277    131,140    3.76     3,185,381    117,179    3.68     2,725,155    100,785    3.70
----------                       ----------                       ----------                       ----------
 5,454,446                        4,868,519                        4,410,321                        3,712,652
   252,977     11,606    4.59       189,468      8,739    4.61       204,515      9,761    4.77       290,636     15,150    5.21
    98,429      8,475    8.61        88,745      7,652    8.62
    30,666      1,754    5.72        25,794      1,434    5.56        19,389      1,019    5.26        12,514        733    5.86
----------   --------            ----------   --------            ----------   --------            ----------   --------
 4,209,632    160,118    3.80     3,792,284    148,965    3.93     3,409,285    127,959    3.75     3,028,305    116,668    3.85
             --------    ----                 --------    ----                 --------    ----                 --------    ----
    91,093                           69,601                           76,583                           67,940
----------                       ----------                       ----------                       ----------
 5,927,611                        5,242,127                        4,710,808                        4,083,742
   489,958                          445,450                          402,687                          359,814
----------                       ----------                       ----------                       ----------
$6,417,569                       $5,687,577                       $5,113,495                       $4,443,556
==========                       ==========                       ==========                       ==========
             $270,772                         $237,086                         $213,668                         $182,244
             ========                         ========                         ========                         ========
                         4.04%                            3.99%                            4.10%                            3.98%
                         ====                             ====                             ====                             ====
                         4.93%                            4.87%                            4.91%                            4.78%
                         ====                             ====                             ====                             ====

FINANCIAL STATISTICS
(dollars in thousands)

     The following unaudited schedules and statistics are presented for additional information and analysis.

RATE/VOLUME ANALYSIS
--------------------

                                                  2000/1999                          1999/1998
                                       -------------------------------   ---------------------------------
                                            INCREASE
                                           (DECREASE)                    Increase (Decrease)
                                        DUE TO CHANGE IN                   Due to Change in
                                       ------------------     TOTAL      --------------------     Total
                                                              OR NET                              or Net
                                       AVERAGE   AVERAGE     INCREASE     Average    Average     Increase
                                        RATE     BALANCE    (DECREASE)     Rate      Balance    (Decrease)
----------------------------------------------------------------------------------------------------------
Changes in interest earned on:
  Time deposits......................  $   274   $     67    $    341                $   164     $   164
  Securities:
     U.S. Treasury...................   (2,630)     1,570      (1,060)   $   (966)    (4,397)     (5,363)
     U.S. Government agencies and
       corporations..................   (9,499)     5,251      (4,248)        617     (5,097)     (4,480)
     States and political
       subdivisions
       Tax-exempt....................      757        147         904         (95)     5,509       5,414
       Taxable.......................      (12)         9          (3)          4         87          91
     Other...........................     (185)       604         419        (186)      (190)       (376)
  Federal funds sold.................    3,031      1,229       4,260        (444)    (2,422)     (2,866)
  Loans..............................   36,737     27,393      64,130     (13,558)    42,166      28,608
                                       -------------------------------------------------------------------
          Total......................   28,473     36,270      64,743     (14,628)    35,820      21,192
Changes in interest paid on:
  Savings, Interest-on-Checking......      (88)       301         213       4,940       (539)      4,401
  Money market deposits accounts.....   (2,548)   (13,511)    (16,059)      3,175     (9,327)     (6,152)
  Time accounts and public funds.....     (677)   (13,516)    (14,193)      8,374      2,841      11,215
  Federal funds purchased and
     securities sold under repurchase
     agreements......................   (1,959)    (3,430)     (5,389)        546     (1,440)       (894)
  Long-term notes payable and other
     borrowings......................   (3,444)       (94)     (3,538)        (16)       962         946
                                       -------------------------------------------------------------------
          Total......................   (8,716)   (30,250)    (38,966)     17,019     (7,503)      9,516
                                       -------------------------------------------------------------------
Changes in net interest income.......  $19,757   $  6,020    $ 25,777    $  2,391    $28,317     $30,708
                                       ===================================================================

The allocation of the rate/volume variance has been made on a pro-rata basis assuming absolute values. The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate.

LOAN MATURITY AND SENSITIVITY
-----------------------------

                                                               DECEMBER 31, 2000
                                                ------------------------------------------------
                                                  DUE IN     AFTER ONE,     AFTER
                                                 ONE YEAR    BUT WITHIN      FIVE
                                                 OR LESS     FIVE YEARS     YEARS       TOTAL
------------------------------------------------------------------------------------------------
Real estate construction and land loans.......  $  277,472   $  194,518    $ 71,891   $  543,881
Other real estate loans.......................     127,890      413,412     445,586      986,888
All other loans...............................     930,711      717,325     256,586    1,904,622
                                                ------------------------------------------------
     Total....................................  $1,336,073   $1,325,255    $774,063   $3,435,391
                                                ================================================
Loans with fixed interest rates...............  $  361,732   $  396,705    $411,038   $1,169,475
Loans with floating interest rates............     974,341      928,550     363,025    2,265,916
                                                ------------------------------------------------
     Total....................................  $1,336,073   $1,325,255    $774,063   $3,435,391
                                                ================================================

Loans secured by 1-4 family housing totaling $661 million and consumer loans totaling $446 million and unearned income of $7 million are not included in the amounts in the table.

MATURITY DISTRIBUTION AND SECURITIES PORTFOLIO YIELDS
-----------------------------------------------------

                                                                December 31, 2000
                                          -------------------------------------------------------------
                                                                    Maturity
                                          -------------------------------------------------------------
                                             Within 1 Year          1-5 Years            5-10 Years
                                          -------------------   ------------------   ------------------
                                                     Weighted             Weighted             Weighted
                                                     Average              Average              Average
(in thousands)                             Amount     Yield     Amount     Yield     Amount     Yield
-------------------------------------------------------------------------------------------------------
Held to maturity:
U.S. Government agencies and
  corporations..........................                                             $ 8,494     8.44%
States and political subdivisions.......                        $   920     7.42%      1,678     7.69
Other...................................                            125     7.24
                                          -------------------------------------------------------------
    Total securities held to maturity...                        $ 1,045     7.39%    $10,172     8.32%
                                          =============================================================
Available for sale:
U.S. Treasury...........................  $107,567     5.70%
U.S. Government agencies and
  corporations..........................    90,776     6.38     $34,181     6.63     $25,904     5.91%
States and political subdivisions.......     7,325     7.95      23,799     8.18      49,545     7.23
Other...................................
                                          -------------------------------------------------------------
    Total securities available for
      sale..............................  $205,668     6.08%    $57,980     7.27%    $75,449     6.78%
                                          =============================================================

                                                        December 31, 2000
                                          ---------------------------------------------
                                                            Maturity
                                          ---------------------------------------------
                                             After 10 Years       Total Carrying Amount
                                          ---------------------   ---------------------
                                                       Weighted                Weighted
                                                       Average                 Average
(in thousands)                              Amount      Yield       Amount      Yield
----------------------------------------  ---------------------------------------------
Held to maturity:
U.S. Government agencies and
  corporations..........................  $   59,936     7.59%    $   68,430     7.70%
States and political subdivisions.......                               2,598     7.59
Other...................................                                 125     7.24
                                          ---------------------------------------------
    Total securities held to maturity...  $   59,936     7.59%    $   71,153*    7.69%
                                          =============================================
Available for sale:
U.S. Treasury...........................                          $  107,567     5.70%
U.S. Government agencies and
  corporations..........................  $1,137,056     6.67%     1,287,917     6.63
States and political subdivisions.......      82,408     7.06        163,077     7.32
Other...................................      36,299     6.37         36,299     6.37
                                          ---------------------------------------------
    Total securities available for
      sale..............................  $1,255,763     6.69%    $1,594,860*    6.63%
                                          =============================================

Weighted average yields have been computed on a fully taxable-equivalent basis assuming a tax rate of 35%.

* Included in the totals are mortgage-backed securities and collateralized mortgage obligations of $1.2 billion which are included in maturity categories based on their stated maturity date.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------
(UNAUDITED)

                                                   THREE MONTHS ENDED 2000
                                          -----------------------------------------
(in thousands, except per share amounts)   MAR 31    JUNE 30    SEPT 30     DEC 31
-----------------------------------------------------------------------------------
Interest income.........................  $118,759   $126,888   $131,492   $135,192
Interest expense........................    41,207     46,906     49,528     51,927
Net interest income.....................    77,552     79,982     81,964     83,265
Provision for possible loan losses......     2,682      2,867      3,436      5,118
(Loss) gain on securities
  transactions..........................        (8)                    2         10
Non-interest income*....................    39,617     42,874     42,407     45,967
Non-interest expense....................    76,073     77,756     78,473     80,978
Income before income taxes..............    38,414     42,233     42,462     43,136
Income taxes............................    13,258     14,603     14,704     14,863
Net income..............................    25,156     27,630     27,758     28,273
Net income per diluted common share.....       .47        .52        .52        .53

                                                   Three Months Ended 1999
                                          -----------------------------------------
(in thousands, except per share amounts)   Mar 31    June 30    Sept 30     Dec 31
----------------------------------------  -----------------------------------------
Interest income.........................  $109,167   $109,063   $112,466   $116,884
Interest expense........................    37,727     36,156     37,297     39,422
Net interest income.....................    71,440     72,907     75,169     77,462
Provision for possible loan losses......     3,000      2,975      2,976      3,476
(Loss) gain on securities
  transactions..........................       (68)                             (18)
Non-interest income*....................    37,549     37,099     37,554     39,061
Non-interest expense....................    69,264     70,384     72,446     75,099
Income before income taxes..............    36,725     36,647     37,301     37,948
Income taxes............................    12,430     12,559     12,928     13,062
Net income..............................    24,295     24,088     24,373     24,886
Net income per diluted common share.....       .44        .44        .45        .46

* Includes (loss) gain on securities transactions.

CULLEN/FROST BANKERS, INC. AND SUBSIDIARIES

BANK SUBSIDIARY
(in thousands)
--------------------------------------------------------------------------------

                                                                       DECEMBER 31, 2000
                                                              ------------------------------------
                                                                TOTAL        TOTAL        TOTAL
                                                                ASSETS       LOANS       DEPOSITS
                                                              ------------------------------------
Frost National Bank.........................................  $7,643,122   $4,534,400   $6,495,565
    San Antonio, Austin, Boerne, Corpus Christi, Dallas,
      Fair Oaks, Fort Worth, Galveston, Houston, McAllen,
      New Braunfels, and San Marcos
    Main Office:
    P. O. Box 1600, 100 West Houston Street
    San Antonio, Texas 78296 (210)220-4011

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
       --------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 30, 2001.

     The additional information regarding executive officers called for by Item 10 is included in Part I, Item 1 of this document under the heading "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information called for by Item 11 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information called for by Item 12 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information called for by Item 13 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 30, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

           1. Financial Statements -- Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

           2. The Financial Statement Schedules are omitted, as the required information is included in the annual report.

           3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

        EXHIBIT
         NUMBER
        -------
          3.1            -- Restated Articles of Incorporation, of Cullen/Frost
                            Bankers, Inc.
          3.2            -- Amended By-Laws of Cullen/Frost Bankers, Inc. (7)
          4.1            -- Shareholder Protection Rights Agreement dated as of
                            February 1, 1999 between Cullen/Frost Bankers, Inc. and
                            The Frost National Bank, as Rights Agent (10)
         10.1            -- Restoration of Retirement Income Plan for Participants in
                            the Retirement Plan for Employees of Cullen/Frost
                            Bankers, Inc. and its Affiliates (as amended and
                            restated) (9)*
         10.2            -- 1983 Non-qualified Stock Option Plan, as amended (1)
         10.3            -- 1988 Non-qualified Stock Option Plan (2)*
         10.4            -- The 401(k) Stock Purchase Plan for employees of
                            Cullen/Frost Bankers, Inc. and its Affiliates (3)*
         10.5            -- 1991 Thrift Incentive Stock Purchase Plan for Employees
                            of Cullen/Frost Bankers, Inc. and its Affiliates (4)*
         10.6            -- Cullen/Frost Bankers, Inc. Restricted Stock Plan (5)*
         10.7            -- Cullen/Frost Bankers, Inc. Supplemental Executive
                            Retirement Plan (6)*
         10.8            -- Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (8)
         10.9            -- Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended
                            (8)
         10.10           -- Change-In-Control Agreements with 3 Executive Officers*
         19.1            -- Annual Report on Form 11-K for the Year Ended December
                            31, 2000, for the 1991 Thrift Incentive Stock Purchase
                            Plan (filed pursuant to Rule 15d-21 of the Securities and
                            Exchange Act of 1934) (11)
         19.2            -- Annual Report on Form 11-K for the Year Ended December
                            31, 2000, for the 401(k) Stock Purchase Plan (filed
                            pursuant to Rule 15d-21 of the Securities and Exchange
                            Act of 1934) (11)
         21              -- Subsidiaries of Cullen/Frost Bankers, Inc.
         23              -- Consent of Independent Auditors
         24              -- Power of Attorney

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     (b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 2000.

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

 (2) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 5, 1989 (File No. 33-30777)

 (3) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 31, 1990 (File No. 33-37500)

 (4) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed March 18, 1991 (File No. 33-39478)

 (5) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 20, 1992 (File No. 33-53492)

 (6) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

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

(10) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-A12B dated February 1, 1999 (File No. 0-7275)

(11) To be filed as an amendment.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 28, 2001                        CULLEN/FROST BANKERS, INC.
                                            (Registrant)

                                            By:    /s/ PHILLIP D. GREEN
                                              ----------------------------------
                                                       PHILLIP D. GREEN
                                               SENIOR EXECUTIVE VICE PRESIDENT
                                                              AND
                                                   CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 28, 2001.

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

                 R. DENNY ALEXANDER*                               Director
-----------------------------------------------------
                 R. DENNY ALEXANDER

                 ISAAC ARNOLD, JR.*                                Director
-----------------------------------------------------
                  ISAAC ARNOLD, JR.

                 ROYCE S. CALDWELL*                                Director
-----------------------------------------------------
                  ROYCE S. CALDWELL

                 RUBEN R. CARDENAS*                                Director
-----------------------------------------------------
                  RUBEN R. CARDENAS

                HENRY E. CATTO, JR.*                               Director
-----------------------------------------------------
                 HENRY E. CATTO, JR.

                   BOB W. COLEMAN*                                 Director
-----------------------------------------------------
                   BOB W. COLEMAN

                  HARRY H. CULLEN*                                 Director
-----------------------------------------------------
                   HARRY H. CULLEN

               EUGENE H. DAWSON, SR.*                              Director
-----------------------------------------------------
                EUGENE H. DAWSON, SR.

                     SIGNATURES                                      TITLE                   DATE
                     ----------                                      -----                   ----
                  CASS O. EDWARDS*                                 Director
-----------------------------------------------------
                   CASS O. EDWARDS

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

                 ROBERT S. MCCLANE*                                Director
-----------------------------------------------------
                  ROBERT S. MCCLANE

                 IDA CLEMENT STEEN*                                Director
-----------------------------------------------------
                  IDA CLEMENT STEEN

                HORACE WILKINS, JR.*                               Director
-----------------------------------------------------
                 HORACE WILKINS, JR.

                MARY BETH WILLIAMSON*                              Director
-----------------------------------------------------
                MARY BETH WILLIAMSON

*By: /s/ PHILLIP D. GREEN                                    Senior Executive Vice      March 28, 2001
                                                         President and Chief Financial
-----------------------------------------------------               Officer
     PHILLIP D. GREEN
     (AS ATTORNEY-IN-FACT FOR
     THE PERSONS INDICATED)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation, of Cullen/Frost
                            Bankers, Inc.
          3.2            -- Amended By-Laws of Cullen/Frost Bankers, Inc. (7)
          4.1            -- Shareholder Protection Rights Agreement dated as of
                            February 1, 1999 between Cullen/Frost Bankers, Inc. and
                            The Frost National Bank, as Rights Agent (10)
         10.1            -- Restoration of Retirement Income Plan for Participants in
                            the Retirement Plan for Employees of Cullen/Frost
                            Bankers, Inc. and its Affiliates (as amended and
                            restated) (9)*
         10.2            -- 1983 Non-qualified Stock Option Plan, as amended (1)
         10.3            -- 1988 Non-qualified Stock Option Plan (2)*
         10.4            -- The 401(k) Stock Purchase Plan for employees of
                            Cullen/Frost Bankers, Inc. and its Affiliates (3)*
         10.5            -- 1991 Thrift Incentive Stock Purchase Plan for Employees
                            of Cullen/Frost Bankers, Inc. and its Affiliates (4)*
         10.6            -- Cullen/Frost Bankers, Inc. Restricted Stock Plan (5)*
         10.7            -- Cullen/Frost Bankers, Inc. Supplemental Executive
                            Retirement Plan (6)*
         10.8            -- Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (8)
         10.9            -- Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended
                            (8)
         10.10           -- Change-In-Control Agreements with 3 Executive Officers*
         19.1            -- Annual Report on Form 11-K for the Year Ended December
                            31, 2000, for the 1991 Thrift Incentive Stock Purchase
                            Plan (filed pursuant to Rule 15d-21 of the Securities and
                            Exchange Act of 1934) (11)
         19.2            -- Annual Report on Form 11-K for the Year Ended December
                            31, 2000, for the 401(k) Stock Purchase Plan (filed
                            pursuant to Rule 15d-21 of the Securities and Exchange
                            Act of 1934) (11)
         21              -- Subsidiaries of Cullen/Frost Bankers, Inc.
         23              -- Consent of Independent Auditors
         24              -- Power of Attorney

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

 (2) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 5, 1989 (File No. 33-30777)

 (3) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 31, 1990 (File No. 33-37500)

 (4) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed March 18, 1991 (File No. 33-39478)

 (5) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed October 20, 1992 (File No. 33-53492)

 (6) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

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

(10) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Current Report on Form 8-A12B dated February 1, 1999 (File No. 0-7275)

(11) To be filed as an amendment.