Form 10-Q
period 2001-03-31
CULLEN FROST BANKERS INC
filed 2001-04-19
CIK 39263

Securities and Exchange Commission
                             Washington, D.C. 20549




                                    Form 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



    For Quarter Ended March 31, 2001     Commission file number 0-7275


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 13, 2001, there were 51,553,646 shares of Common Stock, $.01 par value, outstanding.




Part I. Financial Information
Item 1.  Financial Statements (Unaudited)




Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                                Three Months Ended
                                                                      March 31
                                                               --------------------
                                                                 2001         2000
                                                               -------      -------
INTEREST INCOME
 Loans, including fees                                         $98,603      $91,268
 Securities:
    Taxable                                                     24,323       24,813
    Tax-exempt                                                   1,890        1,805
                                                               -------      -------
      Total Securities                                          26,213       26,618
 Time deposits                                                     116          145
 Federal funds sold and securities purchased under
   repurchase agreements                                         2,244          728
                                                               -------      -------
      Total Interest Income                                    127,176      118,759
INTEREST EXPENSE
 Deposits                                                       39,540       35,057
 Federal funds purchased and securities
   sold under repurchase agreements                              4,362        3,538
 Guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable
  interest debentures                                            2,119        2,119
 Long-term notes payable and other borrowings                      536          493
                                                               -------      -------
      Total Interest Expense                                    46,557       41,207
                                                               -------      -------
      Net Interest Income                                       80,619       77,552
Provision for possible loan losses                              15,031        2,682
                                                               -------      -------
      Net Interest Income After Provision
       For Possible Loan Losses                                 65,588       74,870
NON-INTEREST INCOME
 Trust fees                                                     12,006       11,686
 Service charges on deposit accounts                            16,500       14,399
 Insurance commissions                                           3,895        1,520
 Other service charges, collection and
    exchange charges, commissions and fees                       5,934        4,536
 Net gain (loss) on securities transactions                         10           (8)
 Other                                                           8,413        7,484
                                                               -------      -------
      Total Non-Interest Income                                 46,758       39,617
NON-INTEREST EXPENSE
 Salaries and wages                                             35,610       33,229
 Pension and other employee benefits                             8,911        8,050
 Net occupancy of banking premises                               7,203        6,766
 Furniture and equipment                                         6,012        5,066
 Intangible amortization                                         3,880        3,956
 Other                                                          20,985       19,006
                                                               -------      -------
     Total Non-Interest Expense                                 82,601       76,073
                                                               -------      -------
     Income Before Income Taxes and
       Cumulative Effect of Accounting Change                   29,745       38,414
Income Taxes                                                    10,215       13,258
                                                               -------      -------
Income Before Cumulative Effect of Accounting Change            19,530       25,156
Cumulative effect of change in accounting for derivatives,
     net of tax                                                  3,010
                                                               -------      -------
     Net Income                                                $22,540      $25,156
                                                               =======      =======
Per share:
Income before cumulative effect of accounting change
  Basic                                                        $   .38      $   .48
  Diluted                                                          .36          .47
Net income
  Basic                                                            .44          .48
  Diluted                                                          .42          .47
Dividends per common share                                        .195         .175

See notes to consolidated financial statements.




Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                       March 31    December 31    March 31
                                                         2001          2000         2000
                                                      ----------   -----------   ----------
Assets
Cash and due from banks                               $  881,280    $  820,459   $  605,408
Time deposits                                              5,028         3,574        6,156
Securities held to maturity                               67,419        71,153       81,938
Securities available for sale                          1,634,643     1,594,860    1,538,191
Trading account securities                                   863         2,471          212
Federal funds sold and securities purchased
  under resale agreements                                243,075       215,050      114,175
Loans, net of unearned discount of $6,945 at
  March 31, 2001; $7,349 at December 31, 2000
  and $6,619 at March 31, 2000                         4,586,733     4,534,645    4,281,531
    Less: Allowance for possible loan losses             (64,065)      (63,265)     (58,465)
                                                      ----------    ----------   ----------
      Net Loans                                        4,522,668     4,471,380    4,223,066
Banking premises and equipment                           150,306       149,893      145,067
Accrued interest and other assets                        314,640       331,532      305,151
                                                      ----------    ----------   ----------
      Total Assets                                    $7,819,922    $7,660,372   $7,019,364
                                                      ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                           $1,925,730    $1,817,761   $1,642,287
  Correspondent banks                                    229,187       245,734      209,211
  Public funds                                            29,336        55,129       30,246
                                                      ----------    ----------   ----------
     Total demand deposits                             2,184,253     2,118,624    1,881,744
Time Deposits:
  Savings and Interest-on-Checking                       990,597     1,012,790      984,383
  Money market deposit accounts                        1,830,254     1,774,656    1,677,766
  Time accounts                                        1,278,564     1,275,289    1,239,701
  Public funds                                           306,075       318,331      225,465
                                                      ----------    ----------   ----------
     Total time deposits                               4,405,490     4,381,066    4,127,315
                                                      ----------    ----------   ----------
     Total deposits                                    6,589,743     6,499,690    6,009,059
Federal funds purchased and securities
  sold under repurchase agreements                       400,358       363,111      277,155
Accrued interest and other liabilities                   138,772       125,977      123,510
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures, net                                98,582        98,568       98,527
                                                      ----------    ----------   ----------
     Total Liabilities                                 7,227,455     7,087,346    6,508,251
Shareholders' Equity
Common stock, par value $.01 per share                       536           536          536
  Shares authorized:90,000,000
  Shares issued: 53,561,616
Surplus                                                  189,849       187,673      185,595
Retained earnings                                        456,822       448,006      398,023
Accumulated other comprehensive income (loss),
  net of tax                                               1,961        (4,023)     (42,568)
Treasury Stock (2,010,170; 2,131,534; 1,220,983 shares)  (56,701)      (59,166)     (30,473)
                                                      ----------    ----------   ----------
     Total Shareholders' Equity                          592,467       573,026      511,113
                                                      ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                           $7,819,922    $7,660,372   $7,019,364
                                                      ==========    ==========   ==========


See notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                 Accumulated
                                                                    Other
                                                                Comprehensive
                                    Common            Retained  Income/(Loss)  Treasury
                                    Stock   Surplus   Earnings    net of tax    Stock      Total
                                    ------  --------  --------  -------------  --------   --------
Balance at January 1, 2000           $536   $185,437  $382,168    $(39,110)    $(19,720)  $509,311
  Net Income for the twelve months
    ended December 31, 2000                            108,817                             108,817
  Unrealized gain on securities
    available for sale of $36,826,
    net of tax and reclassification
    adjustment for after-tax losses
    included in net income of $3                                    36,829                  36,829
  Additional minimum pension
    liability, net of tax                                           (1,742)                 (1,742)
                                                                                          --------
       Total comprehensive income                                                          143,904
                                                                                          --------
  Proceeds from employee stock
    purchase plan and options                     28    (3,532)                   6,208      2,704
  Tax benefit related to exercise
    of stock options                           1,926                                         1,926
  Purchase of treasury stock                                                    (44,985)   (44,985)
  Treasury stock obtained on the
    exercise of stock options                                                    (2,177)    (2,177)
  Issuance of restricted stock                   282        (5)                   1,508      1,785
  Restricted stock plan deferred
    compensation, net                                      112                                 112
  Cash dividend                                        (39,554)                            (39,554)
                                     ----   --------  --------    --------     --------   --------
Balance at December 31, 2000          536    187,673   448,006      (4,023)     (59,166)   573,026
  Net Income for the three
    months ended March 31, 2001                         22,540                              22,540
  Unrealized gain on securities
    available for sale of $5,990,
    net of tax and reclassification
    adjustment for after-tax gains
    included in net income of $6                                    5,984                    5,984
                                                                                          --------
       Total comprehensive income                                                           28,524
                                                                                          --------
  Proceeds from employee stock
    purchase plan and options                           (3,744)                   6,034      2,290
  Tax benefit related to exercise
    of stock options                           2,106                                         2,106
  Treasury stock obtained on the
    exercise of stock options                                                    (3,849)    (3,849)
  Issuance of restricted stock                    70                                280        350
  Restricted stock plan deferred
    compensation, net                                       71                                  71
  Cash dividend                                        (10,051)                            (10,051)
                                     ----   --------  --------    --------     --------   --------
Balance at March 31, 2001            $536   $189,849  $456,822    $  1,961     $(56,701)  $592,467
                                     ====   ========  ========    ========     ========   ========

See notes to consolidated financial statements.



Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                    Three Months Ended
                                                                         March 31
                                                                  ---------------------
                                                                     2001       2000
                                                                  ----------  ---------
Operating Activities
Net income                                                        $   22,540  $  25,156
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                                15,031      2,682
    Credit for deferred taxes                                           (662)    (1,292)
    Accretion of discounts on loans                                     (408)      (357)
    Accretion of securities' discounts                                (1,558)      (618)
    Amortization of securities' premiums                                 341        545
    Net decrease(increase) in trading securities                       1,608       (211)
    Net realized (gain)loss on securities transactions                   (10)         8
    Net gain on sale of assets                                        (1,206)      (106)
    Depreciation and amortization                                      9,032      8,495
    Increase in interest receivable                                   (1,560)      (161)
    Decrease in interest payable                                      (2,178)      (974)
    Originations of loans held-for-sale                              (20,426)   (38,668)
    Proceeds from sales of loans held-for-sale                        11,877     34,818
    Tax benefit from exercise of employee stock options                2,106        136
    Net change in other assets and liabilities                        22,753     29,873
                                                                  ----------  ---------
      Net cash provided by operating activities                       57,280     59,326

Investing Activities
Proceeds from maturities of securities held to maturity                3,715      3,223
Purchases of investment securities held to maturity                                (100)
Proceeds from sales of securities available for sale                  74,843     94,934
Proceeds from maturities of securities available for sale             76,391     57,788
Purchases of securities available for sale                          (180,566)  (151,319)
Net increase in loans                                                (57,026)  (113,111)
Net increase in bank premises and equipment                           (4,538)    (6,613)
Proceeds from sales of repossessed properties                            662        662
                                                                  ----------  ---------
  Net cash (used) by investing activities                            (86,519)  (114,536)
Financing Activities
Net increase in demand deposits,
  IOC accounts, and savings accounts                                  86,778     50,420
Net increase in certificates of deposits                               3,275      4,807
Net increase (decrease) in short-term borrowings                      37,247    (56,304)
Net proceeds from issuance of common stock                             2,290        405
Purchase of treasury stock                                                      (11,260)
Dividends paid                                                       (10,051)    (9,227)
                                                                  ----------  ---------
     Net cash provided(used) by financing activities                 119,539    (21,159)
                                                                  ----------  ---------
     Increase(decrease) in cash and cash equivalents                  90,300    (76,369)
Cash and cash equivalents at beginning of year                     1,039,083    802,108
                                                                  ----------  ---------
     Cash and cash equivalents at the end of the period           $1,129,383  $ 725,739
                                                                  ==========  =========

Supplemental information:
  Interest Paid                                                   $   44,374  $  42,181

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Cullen/Frost Bankers, Inc. ("Cullen/Frost" or the "Corporation") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in Cullen/Frost's Annual Report on Form 10-K for the year ended December 31, 2000. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to make prior periods comparable.


Note B - Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount charged to operating expense is based on management's assessment of the adequacy of the allowance based on estimated probable losses in the loan portfolio.

                                                   Three Months Ended
                                                         March 31
                                                   -------------------
(in thousands)                                        2001       2000
----------------------------------------------------------------------
Balance at beginning of the period                  $63,265    $58,345
Provision for possible loan losses                   15,031      2,682
Net charge-offs:
  Losses charged to the allowance                   (14,976)    (3,314)
  Recoveries                                            745        752
                                                    -------    -------
    Net charge-offs                                 (14,231)    (2,562)
                                                    -------    -------
Balance at the end of period                        $64,065    $58,465
                                                    =======    =======


Note C - Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At March 31, 2001, the majority of the impaired loans were commercial loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans as of March 31, 2001 was $406 thousand compared to none for the first three months of 2000. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.


The following is a summary of loans considered to be impaired:

                                                             March 31
                                                       -------------------
(in thousands)                                           2001        2000
--------------------------------------------------------------------------
Impaired loans with no valuation reserve               $ 1,682      $3,216
Impaired loans with a valuation reserve                 14,015       5,939
                                                       -------      ------
Total recorded investment in impaired loans            $15,697      $9,155
                                                       =======      ======
Average recorded investment in impaired loans          $13,809      $8,788
Valuation reserve                                        6,009       3,099


Note D - Common Stock and Earnings Per Common Share

     A reconciliation of earnings per share follows:

                                                Three Months Ended
                                                      March 31
                                               --------------------
(in thousands, except per share amounts)        2001         2000
-------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income               $22,540      $25,156
                                               =======      =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares             51,518       52,682
Dilutive effect of stock options                 2,244        1,084
                                               -------      -------
Denominator for diluted earnings per share      53,762       53,766
                                               =======      =======

Earnings per share:
Basic                                          $   .44      $   .48
Diluted                                            .42          .47



Note E - Capital

     The table below reflects various measures of regulatory capital at March 31, 2001 and 2000 for Cullen/Frost.




                                                March 31, 2001           March 31, 2000
                                             -------------------      -------------------
(in thousands)                                 Amount      Ratio        Amount      Ratio
-------------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                         $  566,133     10.30%    $  527,833     10.83%
     Tier 1 Capital minimum requirement        219,924      4.00        194,866      4.00

     Total Capital                          $  630,198     11.46%    $  586,298     12.03%
     Total Capital minimum requirement         439,848      8.00        389,732      8.00
     Risk-adjusted assets, net of goodwill  $5,498,104               $4,871,647
Leverage ratio                                              7.73%                    7.74%
Average equity as a percentage
of average assets                                           7.92                     7.42


     At March 31, 2001 and 2000, Cullen/Frost's subsidiary bank was considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since March 31, 2001.
     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.


Note F - Income Taxes

     The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the quarters ended March 31, 2001 and 2000:

                                                       Three Months Ended
                                                            March 31
                                                      --------------------
(in thousands)                                         2001         2000
--------------------------------------------------------------------------
Current income tax expense                            $10,877      $14,550
Deferred income tax benefit                              (662)      (1,292)
                                                      -------      -------
Income taxes                                          $10,215      $13,258
                                                      =======      =======
Current income tax expense related to the cumulative
 effect of change in accounting for derivatives         1,620

Income tax payments                                   $    --      $    --

Net deferred tax assets at March 31, 2001 were $18.0 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years.



Note G - Merger and Acquisitions

     Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.
     On July 1, 2000 Frost Insurance Agency ("FIA"), a subsidiary of The Frost National Bank, acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin-based independent insurance agency. Nieman Hanks offers property and casualty insurance, professional and umbrella liability, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning. Results of operations have been included from the date of acquisition. The Nieman Hanks acquisition did not have a material impact on Cullen/Frost's results of operations for the quarter ended March 31, 2001.
     On April 1, 2000, FIA acquired Wayland Hancock, a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. Results of operations have been included from the date of acquisition. This acquisition did not have a material impact on Cullen/Frost's results of operations for the quarter ended March 31, 2001.


Note H - Accounting for SFAS No. 133

     On January 1, 2001 Cullen/Frost adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
     Cullen/Frost uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets or on future cash flows. The Company generally uses interest rate swaps to hedge fair values on certain fixed rate loans. Prior to the adoption of SFAS 133, the fair value of derivative instruments held by Cullen/Frost were not recorded on the balance sheet. On January 1, 2001, Cullen/Frost adopted SFAS No. 133, and at that time, designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of SFAS 133. Derivative instruments, particularly interest rate swaps, used to hedge changes in the fair value of certain fixed rate loans due to changes in interest rates were formally designated as fair value hedges. As of January 1, 2001, Cullen/Frost also held an interest rate floor with a notional amount of $1 billion. Prior to the adoption of SFAS 133,this interest rate floor contract was considered a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling interest rates. This interest rate floor did not meet the criteria for hedge accounting under SFAS 133; and therefore, Cullen/Frost accounted for this floor as trading upon adoption of SFAS 133. Additionally, one interest rate swap contract historically characterized as a cash-flow type hedge of a pool of commercial floating rate loans also did not meet the criteria for hedge accounting upon adoption of SFAS
133. This interest rate swap contract was recorded at fair-value at January 1, 2001 as a trading derivative with an offsetting amount recorded as other comprehensive loss. On March 30, 2001, this interest rate contract matured and the fair value recorded at January 1, 2001 was reversed.
      The adoption of SFAS 133 on January 1, 2001 resulted in the after-tax cumulative effect of accounting change of approximately $3 million being recognized as income in the statement of income and the after-tax cumulative effect of accounting change of approximately $185 thousand recorded to other comprehensive income. The cumulative effect adjustments were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The after-tax cumulative effect of accounting change of approximately $3 million (net of taxes of $1.6 million) to the statement of income was primarily due to the recording of the fair value of the interest rate floor as there was no intrinsic value to this interest rate floor. Subsequent to the adoption of SFAS 133, the interest rate floor was sold with an additional pre-tax gain of approximately $1.1 million in other income above the amount reported in the cumulative effect amount.
     Cullen/Frost had 33 interest rate swaps with a notional amount of $98 million at March 31, 2001 used to hedge changes in the fair value of certain fixed rate loans due to changes in interest rates. These interest rate swaps were formally designated as fair value hedges. Each swap is expected to be highly effective as a fair value hedge for a specific fixed rate commercial loan or lease. As of March 31, 2001, the Corporation recognized a net pre-tax loss of $11 thousand in other non interest expense which represents the period change in the ineffective portion of all the fair-value hedges.
       All interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floor is accrued as an adjustment to interest income and these amounts have not been material in 2001 or 2000.
     SFAS No. 133, as applied to Cullen/Frost's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.

Note I - Accounting Changes

      In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers
and Servicing of Financial Assets and Extinguishments of Liabilities."   SFAS
No. 140 replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets. Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Cullen/Frost for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Based on current circumstances, management believes the application of the new rules will not have a material impact on the Corporation's results of operations, financial position or liquidity.



Note J - Operating Segments

     The Corporation has three reportable operating segments: Banking, the Financial Management Group and Frost Securities Inc. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management, insurance, and brokerage services. Frost Securities Inc., an investment banking subsidiary, began operations in August of 1999. These business units were identified through the products and services that are offered within each unit. Prior period amounts have been reclassified to conform to the current year's presentation.
     The accounting policies of each reportable segment are the same as those of the Corporation except for the following items, which impact the Banking and Financial Management Group segments. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.

                                                                   Financial
                                                                   Management     Frost                Consolidated
(in thousands)                                          Banking      Group      Securities  Non-Banks      Total
===================================================================================================================
March 31, 2001
Revenues from (expenses to) external customers        $110,677      $16,460      $ 2,403    $(2,163)       $127,377
                                                      -------------------------------------------------------------
Net income (loss)                                     $ 22,874      $ 2,434      $(1,055)   $(1,713)       $ 22,540
                                                      =============================================================


===================================================================================================================
March 31, 2000
Revenues from (expenses to) external customers        $101,502      $16,339      $ 1,436    $(2,108)       $117,169
                                                      -------------------------------------------------------------
Net income (loss)                                     $ 24,328      $ 3,931      $  (458)   $(2,645)       $ 25,156
                                                      =============================================================



Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Forward-Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), not withstanding that they are not specifically identified as such. In addition, certain statements in future filings by Cullen/Frost with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on Cullen/Frost and its customers; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by users;
(v) changes in consumer spending, borrowings and savings habits; (vi) technological changes; (vii) acquisitions and integration of acquired businesses; (viii) the ability to increase market share and control expenses;
(ix) changes in the competitive environment among financial holding companies;
(x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Cullen/Frost and its subsidiaries must comply; (xi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xii) changes in the Corporation's organization, compensation and benefit plans; (xiii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiv) costs or difficulties related to the integration of the businesses of Cullen/Frost being greater than expected; and (xv) the Corporation's success at managing the risks involved in the foregoing.
     Such forward-looking statements speak only as of the date on which such statements are made. Cullen/Frost undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.



Results of Operations
     The results of operations are included in the material that follows. All balance sheet amounts are presented in averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments assume a 35 percent federal income tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.
     Cullen/Frost reported net income of $22.5 million or $.42 per diluted common share for the quarter ended March 31, 2001 compared to $28.3 million or $.53 per diluted common share and $25.2 million or $.47 per diluted common share for the fourth and first quarters of 2000, respectively. Return on average equity and average assets were 15.48 percent and 1.23 percent, respectively, for the first quarter of 2001 compared to return on average equity and average assets of 19.76 percent and 1.47 percent, respectively, for the first quarter of 2000.
     First quarter 2001 results were impacted by additional provision for possible loan losses of $13.0 million related to a single shared national credit that was a potential problem loan at the end of the year and went on non-accrual status at the end of February. In April, the Company determined that the deterioration in this credit was greater than had been expected and this further negatively impacted the Company's estimate of probable losses incurred related to this credit. The remaining balance of $6.9 million associated with this credit is included in non-accrual loans at March 31, 2001. Partially offsetting this impact on the first quarter's results was a pre-tax gain of $5.7 million related to the sale of interest rate floors which had been purchased to hedge interest rate exposure in an environment of falling interest rates. Of the gain, $1.1 million is included in other non-interest income, with the remainder included, net of tax, as the cumulative effect of adopting SFAS 133, which went into effect January 1, 2001. Excluding the after-tax net impact of the additional provision and the gain on the sale of the interest rate floors, earnings per diluted common share for the first quarter of 2001 would have been $.51, up 8.5 percent from the first quarter last year.



                                                      Summary of Operations
                                             -------------------------------------
                                                        Three Months Ended
                                             -------------------------------------
                                                2001                2000
                                             -----------   -----------------------
                                              March 31     December 31    March 31
----------------------------------------------------------------------------------
Taxable-equivalent net interest income        $81,809       $84,387       $78,712
Taxable-equivalent adjustment                   1,190         1,122         1,160
                                              -------       -------       -------
Net interest income                            80,619        83,265        77,552
Provision for possible loan losses             15,031         5,118         2,682
Non-Interest income:
  Net gain (loss) on securities transactions       10            10            (8)
  Other                                        46,748        45,957        39,625
                                              -------       -------       -------
    Total non-interest income                  46,758        45,967        39,617
Non-Interest expense:
  Goodwill amortization                         2,020         2,032         1,926
  Other intangible amortization                 1,860         1,928         2,030
  Other                                        78,721        77,018        72,117
                                              -------       -------       -------
    Total non-interest expense                 82,601        80,978        76,073
                                              -------       -------       -------
Income before income taxes and
  cumulative effect of accounting change       29,745        43,136        38,414
Income Taxes                                   10,215        14,863        13,258
                                              -------       -------       -------
Income before cumulative effect
  of accounting change                         19,530        28,273        25,156
Cumulative effect of change
  in accounting for derivatives, net of tax     3,010
                                              -------       -------       -------
Net Income                                    $22,540       $28,273       $25,156
                                              =======       =======       =======

Net income per diluted common share:          $   .42       $   .53       $   .47

Return on Average Assets                         1.23%         1.52%         1.47%
Return on Average Equity                        15.48         20.09         19.76



Results of Segment Operations

     The Corporation's operations are managed along three major Operating
Segments: Banking, the Financial Management Group and Frost Securities Inc. ("FSI"), the investment banking subsidiary started in 1999. A description of each business and the methodologies used to measure financial performance are described in Note J to the Consolidated Financial Statements on page 11. The following table summarizes net income by Operating Segment for the quarters ending March 31, 2001 and 2000:

                                      Three Months Ended
                                           March 31
                                     --------------------
                                       2001         2000
=========================================================
Banking                              $22,874      $24,328
Financial Management Group             2,434        3,931
Frost Securities Inc.                 (1,055)        (458)
Non-Banks                             (1,713)      (2,645)
                                     -------      -------
Consolidated net income              $22,540      $25,156
                                     =======      =======


     Banking net income was $22.9 million for the first quarter of 2001 down
6.0 percent from $24.3 million for 2000. The decrease in net income in the first quarter of 2001 versus the same period in 2000 was the result of additional provision and charge-off of $13.0 million related to a single Shared National Credit previously mentioned. Partially offsetting this higher provision was a pre-tax gain of $5.7 million related to the sale of interest rate floors which had been purchased to hedge interest rate exposure in an environment of falling interest rates. Fee based revenues grew 23.4 percent from the first three months of 2000. This fee income growth was led by increases in insurance commissions and service charges (with growth in service charges split between commercial and retail service charges). Insurance commissions were positively impacted by the combined success of two insurance acquisitions made in the second and third quarters of 2000 and the existing Frost Insurance Agency. Non-interest expenses were up 6.0 percent compared to the first quarter of 2000. Most of this growth resulted from increased salaries and benefits, impacted by the insurance acquisitions and normal merit and market increases.
     The Financial Management Group net income for the first three months of 2001 was $2.4 million, down 38.1 percent from last year. The decline in net income in this group from the same period of 2000 was mainly attributable to slower revenue growth as investment fees are primarily based on the market value of assets under management and these fees have been constrained due to the decline in market conditions.
     Frost Securities recorded a net loss of $1.1 million for the three months ended March 31, 2001 compared to a $458 thousand loss for the first quarter last year. While the net loss in the current quarter was impacted by less than favorable market conditions, revenues were up $967 thousand, or 67.3 percent, driven primarily by equities sales and trading. Non interest expenses were up
87.3 percent to $4.0 million due to increased staffing with the associated salaries and benefits, expenses related to business development and increased outside professional services. Staffing at March 31, 2001 included 46 employees compared to 26 at March 31, 2000.
     Most of the reduction in the operating loss for non-banks in the first quarter of 2001 was due to a decrease in expenses relating to incentive based compensation.




Net Interest Income
     Net interest margin was 5.18 percent for the first quarter of 2001 compared to 5.28 percent and 5.36 percent for the fourth and first quarters of 2000, respectively. The decreases in net interest margin from the fourth and the first quarters of 2000 were the result of several factors. The primary factors were related to the lag in deposit pricing compared to the immediate repricing of earning assets. Also as rates fall, deposit mixes have shifted toward higher rate products negatively impacting the net interest margin. Mitigating some of this negative impact for the quarter was an improved earning asset mix as lower yielding securities funded higher yielding loan growth. The net interest spread of 4.23 percent remained constant with the fourth quarter of 2000 and decreased 24 basis points from the first quarter of 2000.


                                Change in Taxable Equivalent
                                    Net Interest Income
                            ------------------------------------
                             First Quarter         First Quarter
                                 2001                  2001
                                  vs.                   vs.
                             First Quarter        Fourth Quarter
                                 2000                  2000
                            ------------------------------------
                                Amount                Amount
----------------------------------------------------------------
Due to volume                   $5,483                 $   831
Due to interest rate spread     (2,386)                 (3,409)
                                ------                 -------
                                $3,097                 $(2,578)
                                ======                 =======


Non-Interest Income
     Total non-interest income was up $791 thousand or 1.7 percent from the fourth quarter of 2000 and up $7.1 million or 18.0 percent from the first quarter of 2000. Growth in non-interest income continues to come from core growth, and was favorably impacted by the acquisitions of Nieman Hanks and Wayland Hancock by FIA in the third and second quarters of 2000 and operations related to Frost Securities.


                                                   Three Months Ended
                                            --------------------------------
                                              2001              2000
                                            --------   ---------------------
Non-Interest Income                         March 31   December 31  March 31
----------------------------------------------------------------------------
Trust fees                                  $12,006      $12,646    $11,686
Service charges on deposit accounts          16,500       16,251     14,399
Insurance commissions                         3,895        3,397      1,520
Other service charges, collection
  and exchange charges, commissions
  and fees                                    5,934        5,339      4,536
Net gain (loss) on securities transactions       10           10         (8)
Other                                         8,413        8,324      7,484
                                            -------      -------    -------
    Total                                   $46,758      $45,967    $39,617
                                            =======      =======    =======


     Trust fee income was down $640 thousand or 5.1 percent when compared to last quarter and up from the first quarter of 2000 by $320 thousand or 2.7 percent. The market value of trust assets at the end of the first quarter of 2001 was $12.9 billion, down $10 million and $194 million from the fourth and first quarters of 2000, respectively. Trust assets were comprised of discretionary assets of $5.6 billion and non-discretionary assets of $7.3 billion compared to $5.5 billion and $7.6 billion, respectively, a year ago. Trust income was down from the fourth quarter 2000 due to a decrease in investment fees resulting from deterioration in general market conditions. Oil and gas fees partially offset the decrease in investment fees from the fourth and first quarters as the price of oil and gas remains a positive for the Corporation and the state of Texas. The increase from the first quarter of 2000 was the result of higher investment fees due to net new accounts as well as increases in the market value of assets.
     Service charges on deposit accounts for the first quarter of 2001 increased $249 thousand or 1.5 percent from fourth quarter 2000 mainly due to higher revenues associated with commercial accounts offset by lower overdraft and NSF income. When compared to the first quarter of 2000 service charges increased by $2.1 million or 14.6 percent. The increase from the first quarter of last year can be attributed to higher revenues associated with both commercial and individual accounts and higher overdraft fees offset by lower NSF charges. The increase in commercial service charges is primarily the result of a lower earnings credit rate, which results in more payment for services through the payment of fees rather than through balances. The increase in individual accounts resulted from the simplification of deposit account offerings while providing Cullen/Frost customers with better value.
     Insurance commissions increased $498 thousand or 14.7 percent when compared to the fourth quarter of 2000 and increased $2.4 million or 156.3 percent from the first quarter of 2000. The increases from both periods were the result of the combined success of the insurance acquisitions made in the third and second quarters of 2000 and the existing Frost Insurance Agency.
     Other service charges and fees increased $595 thousand or 11.1 percent when compared to the fourth quarter of 2000 and increased by $1.4 million when compared to the first quarter of last year. The primary contributor to this growth from the fourth and first quarters of 2000 was the equities sales and trading revenue from Frost Securities.
     Other non-interest income was flat when compared to last quarter and up from the first quarter of 2000 by $929 thousand or 12.4 percent. The increase from the first quarter of 2000 is mainly due to higher revenues received on larger balances held by the provider of the Corporation's official checks program. In addition, the two insurance agency acquisitions favorably impacted rebate income related to the favorable performance of policies written.


Non-Interest Expense
     Total non-interest expense was up $1.6 million or 2.0 percent from the fourth quarter of 2000 and up $6.5 million or 8.6 percent from the first quarter of 2000. The increase in non-interest expense was impacted by the insurance agency acquisitions and costs associated with Frost Securities.

                                                    Three Months Ended
                                              -------------------------------
                                                2001             2000
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
-----------------------------------------------------------------------------
Salaries and wages                            $35,610     $35,515    $33,229
Pension and other employee benefits             8,911       6,604      8,050
Net occupancy of banking premises               7,203       7,239      6,766
Furniture and equipment                         6,012       6,060      5,066
Intangible amortization                         3,880       3,960      3,956
Other                                          20,985      21,600     19,006
                                              -------     -------    -------
      Total                                   $82,601     $80,978    $76,073
                                              =======     =======    =======

     Salary and wages were flat when compared to the fourth quarter of 2000 and up $2.4 million or 7.2 percent from the first quarter of 2000. This increase was related to Frost Securities and acquisitions made by Frost Insurance Agency as well as normal market and merit increases based on performance. Pension and other employee benefits increased $2.3 million or 34.9 percent from the fourth quarter of 2000 due to higher payroll taxes and retirement plan expense. The increase from the first quarter 2000 to the first quarter 2001 was $861 thousand or 10.7 percent resulting primarily from higher payroll taxes and retirement plan expense offset by lower medical expenses.
     Net occupancy of banking premises expenses were flat from the fourth quarter of 2000 and up $437 thousand or 6.5 percent from the first quarters of 2000. The increase from the first quarter a year ago was related to new locations, general building maintenance and utility expenses. Furniture and equipment expense was flat from the fourth quarter of 2000 and increased by $946 thousand or 18.7 percent from the first quarter of 2000 due to higher software maintenance and amortization partially related to the Corporation's enhanced web site. Intangible amortization remained relatively flat from both the fourth and first quarters of 2000.
     Other non-interest expenses decreased $615 thousand or 2.8 percent from the fourth quarter of 2000 and increased $2.0 million or 10.4 percent from the first quarter of 2000. The decrease from the previous quarter was mainly due to decreases in donations and professional expenses. The increase from the first quarter of 2000 was primarily related to higher consulting, advertising and travel expenses.

Income Taxes
     The Corporation's effective tax rate for the first quarter of 2001 approximated 34 percent compared with an effective tax rate that approximated 34 percent for the fourth of 2000 and 35 percent for the first quarter of 2000.

Cash Earnings
     Historically, excluding the merger with Overton Bancshares, Inc. on May 29, 1998, Cullen/Frost has paid cash and used the purchase method of accounting for its acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represent regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.



    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):



                                               Three Months Ended
                       --------------------------------------------------------------------
                                  March 2001                          December 2000
-------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible   "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes and cumulative
  effect of accounting
  change               $29,745      $3,880     $33,625     $43,136     $3,960      $47,096
Income taxes            10,215         853      11,068      14,863        881       15,744
                       -------      ------     -------     -------     ------      -------
Income before cumulative
  effect of accounting
  change                19,530       3,027      22,557      28,273      3,079       31,352
Cumulative effect of
  accounting change,
  net of tax             3,010                   3,010
                       -------      ------     -------     -------     ------      -------
Net income             $22,540      $3,027     $25,567     $28,273     $3,079      $31,352
                       =======      ======     =======     =======     ======      =======
Net income per diluted
 common share          $   .42      $  .06     $   .48     $   .53     $  .06      $   .59

Return on assets          1.23%                   1.39%*      1.52%                   1.68%*
Return on equity         15.48                   17.56**     20.09                   22.28**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                                March 2001   December 2000
   -----------------                                            ----------   -------------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)          $   25,567     $   31,352
(B) Total average assets                                         7,451,495      7,403,387
(C) Average shareholders' equity                                   590,453        559,726




                                      Three Months Ended
                              --------------------------------
                                          March 2000
--------------------------------------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
--------------------------------------------------------------
Income before income
  taxes and cumulative
  effect of accounting
  change                       $38,414      $3,956     $42,370
Income taxes                    13,258         874      14,132
                               -------      ------     -------
Income before cumulative
  effect of accounting
  change                        25,156       3,082      28,238
Cumulative effect of
  accounting change,
  net of tax
                               -------      ------     -------
Net income                     $25,156      $3,082     $28,238
                               =======      ======     =======
Net income per diluted
  common share                 $   .47     $  .06      $   .53

Return on assets                  1.47%                   1.65%*
Return on equity                 19.76                   22.18**

 * Calculated as A(annualized)/B
** Calculated as A(annualized)/C                             March 2000
   -----------------------------                             ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   28,238
(B) Total average assets                                      6,899,514
(C) Average shareholders' equity                                512,064



Balance Sheet
     Average assets of $7.5 billion were up $48 million or 2.6 percent on an annualized basis from the fourth quarter of 2000 and up $552 million or 8.0 percent from the first quarter of 2000. Total deposits averaged $6.3 billion for the current quarter flat with the previous quarter and up $368 million or
6.2 percent when compared to the first quarter of 2000. Average loans for the first quarter of 2001 were $4.6 billion. This represents an increase in average loans of 9.4 percent on an annualized basis from the fourth quarter of 2000 and 8.4 percent from the first quarter of last year.


Loans




                                       2001                      2000
                            -------------------------   -------------------------
Loan Portfolio                            Percentage
Period-End Balances            March 31     of Total    December 31    March 31
---------------------------------------------------------------------------------
Commercial and industrial:
  Energy                      $  134,372      2.9%     $  141,682    $  132,197
  Other                        1,767,825     38.5       1,678,537     1,504,472
Consumer:
  Indirect                       116,681      2.6         136,914       194,331
  Other                          317,796      6.9         308,726       326,912
Real estate                    2,187,066     47.7       2,191,732     2,053,833
Other                             69,938      1.6          84,403        76,405
Unearned discount                 (6,945)     (.2)         (7,349)       (6,619)
                              ----------   ------      ----------    ----------
Total Loans                   $4,586,733    100.0%     $4,534,645    $4,281,531
                              ==========   ======      ==========    ==========


     At March 31, 2001 period-end loans totaled $4.6 billion up 4.6 percent annualized from the previous quarter and up 7.1 percent from the same period last year. Period-end loans would have been up 8.3 percent and 11.3 percent, respectively, from the fourth and first quarters of 2000 excluding the combined impact of mortgage lending (mortgage products are now offered through a co-branding relationship with GMAC Mortgage) and indirect loans which have been de-emphasized. Loan growth for 2001 was internally generated as there were no bank acquisitions during the first quarter 2001. Most of the increase is attributable to commercial and industrial loans, excluding energy, up $89 million from the fourth quarter of 2000.
     At March 31, 2001, Cullen/Frost had approximately $303 million of Shared National Credits outstanding. One of these credits was previously identified as a potential problem loan of $20 million at December 31, 2000 and was written down to discounted collateral value of $6.9 million during the first quarter of 2001. At March 31, 2001, no other Shared National Credit was considered past due or to be a potential problem loan. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, Cullen/Frost must have an existing banking relationship or the expectation of broadening the relationship with other bank products. Approximately 31 percent of the outstanding balance of the Shared National Credit are energy related with the remainder diversified throughout various industries.


Real Estate Loans
     Real estate loans at March 31, 2001, were $2.2 billion or 47.7 percent of period-end loans compared to 48.0 percent a year ago. Amortizing permanent mortgages represented 54.4 percent of the total real estate loan portfolio at quarter end. Construction real estate loans increased $19 million and other real estate loans increased $12 million from the fourth quarter of 2000. This increase was offset by $29 million in permanent mortgages including 1-4 family residential mortgages which were impacted as Cullen/Frost withdrew from mortgage origination. Mortgage loans are now offered through Cullen/Frost's co-branding arrangement with GMAC Mortgage. This will broaden the mortgage products that can be offered to the Corporation's customer base, as well as leverage GMAC's commitment to web-based mortgage products. Real estate loans categorized as "other" are primarily amortizing commercial and industrial loans with maturities of less than five years secured by real property.
Approximately 42 percent of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company) which historically has resulted in lower risk, provides financial stability and is less susceptible to economic swings.
     At March 31, 2001, real estate loans 90 days past due (excluding non-accrual loans) were $4.6 million, compared with $3.4 million at December 31, 2000, and $2.0 million at March 31, 2000.




                                                    2001                 2000
                                          ------------------------    ---------
Real Estate Loans                                      Percentage
Period-End Balances                        March 31     of Total      March 31
-------------------------------------------------------------------------------
Construction                              $  405,982      18.6%      $  387,385
Land                                         150,012       6.8          138,880
Permanent mortgages:
  Commercial                                 496,680      22.7          439,238
  1-4 Family residential                     298,343      13.6          339,263
  Other residential                          394,981      18.1          356,112
Other                                        441,068      20.2          392,955
                                          ----------     -----       ----------
                                          $2,187,066     100.0%      $2,053,833
                                          ==========     =====       ==========
Non-accrual                               $    2,610        .1%      $    4,512


Mexico

     Cullen/Frost's cross border outstandings to Mexico, excluding $16.2 million in loans secured by assets held in the United States, totaled $32 thousand at March 31, 2001 down from $490 thousand at December 31, 2000 and down from $17.4 million last year. The decrease from last quarter and the first quarter last year represents normal fluctuations in lines of credit used by Mexican banks to finance trade. At March 31, 2001, there were no Mexican-related loans on non-performing status compared to $294 thousand a year ago.


Non-Performing Assets


                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
March 31, 2001                                    Estate   Other     Total
 --------------------------------------------------------------------------
Non-accrual                                       $2,610  $18,081   $20,691
Foreclosed assets                                  1,974      375     2,349
                                                  ------  -------   -------
     Total                                        $4,584  $18,456   $23,040
                                                  ======  =======   =======
As a percentage of total
  non-performing assets                             19.9%    80.1%    100.0%


     Non-performing assets totaled $23.0 million and included $6.9 million of the previously discussed Shared National Credit. This was up 21.7 percent from $18.9 million at December 31, 2000 and up 28.3 percent from $18.0 million at March 31, 2000. Non-performing assets as a percentage of total loans and foreclosed assets increased to .50 percent at March 31, 2001 from .42 percent one year ago. Non-performing assets as a percentage of total assets was .29 percent for the first quarter 2001 compared to .26 percent for the first quarter 2000. As pockets of weakness develop in the economy, additions to non-performing assets may occur.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was approximately $649 thousand for the first quarter of 2001, compared to approximately $666 thousand for the fourth quarter of 2000 and approximately $272 thousand for the first quarter of 2000. Accruing loans past due are summarized below:



                                                ACCRUING LOANS PAST DUE
                                            -------------------------------
                                            March 31  December 31  March 31
                                              2001        2000       2000
---------------------------------------------------------------------------
30 to 89 days                               $44,744    $43,671     $31,203
90 days or more                               8,174      7,972       6,322
                                            -------    -------     -------
   Total                                    $52,918    $51,643     $37,525
                                            =======    =======     =======



Allowance for Possible Loan Losses
     The allowance for possible loan losses was $64.1 million or 1.40 percent of period-end loans at March 31, 2001, compared to $63.3 million or 1.40 percent for the fourth quarter of 2000 and $58.5 million or 1.37 percent at March 31, 2000. The allowance for possible loan losses as a percentage of non-accrual loans was 309.6 percent at March 31, 2001, compared to 379.7 percent and 401.2 percent at the end of the fourth and first quarters of 2000, respectively.
     The Corporation recorded a $15.0 million provision for possible loan losses during the first quarter of 2001, compared to $5.1 million and $2.7 million recorded during the fourth and first quarters of 2000. Net charge-offs in the first quarter of 2001 totaled $14.2 million, compared to net charge-offs of $1.8 million and $2.6 million for the fourth and first quarters of 2000, respectively. The higher provision and charge-offs in the first quarter of 2001 resulted from a write down to discounted collateral value of $6.9 million of the $20 million previously mentioned Shared National Credit.

                                             NET CHARGE-OFFS (RECOVERIES)
                                            -------------------------------
                                              2001              2000
                                            -------      ------------------
                                             First       Fourth     First
                                            Quarter      Quarter   Quarter
---------------------------------------------------------------------------
Real Estate                                 $    77      $    44   $    59
Commercial and industrial                    13,563          827     1,075
Consumer                                        594          877     1,430
Other, including foreign                         (3)          70        (2)
                                            -------      -------   -------
                                            $14,231      $ 1,818   $ 2,562
                                            =======      =======   =======

Provision for possible loan losses          $15,031      $ 5,118   $ 2,682
Allowance for possible loan losses           64,065       63,265    58,465


Capital and Liquidity
     At March 31, 2001, shareholders' equity was $592.5 million compared to $573.0 million at December 31, 2000 and $511.1 million at March 31, 2000. Activity during the first quarter of 2001 included $10.1 million of dividends paid offset by earnings of $22.5 million. In addition, Cullen/Frost had an unrealized gain on securities available for sale, net of deferred taxes, of $2.0 million as of March 31, 2001 compared to an unrealized loss of $4.0 million as of December 31, 2000 which had the effect of increasing capital by $6.0 million. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page eight for a discussion of the Corporation's regulatory capital ratios.
     Cullen/Frost paid a cash dividend of $.195 per common share for the first quarter of 2001 and fourth quarter of 2000 compared to $.175 per common share in the first quarter of 2000. This equates to a dividend payout ratio of 44.6 percent, 35.5 percent and 36.7 percent for the first quarter of 2001 and the fourth and first quarters of 2000, respectively.
     Funding sources available at the holding company level include a $7.5 million short-term line of credit. There were no borrowings outstanding from this source at March 31, 2001 or 2000.
     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.
     Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in Cullen/Frost's natural trade area which maintain accounts with and sell Federal funds to subsidiary banks of the Corporation, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)

                                           March 31, 2001             December 31, 2000
                                    ---------------------------  ---------------------------
                                                Interest                     Interest
                                      Average   Income/  Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost     Balance   Expense   Cost
                                    ----------  -------- ------  ----------  -------- ------
ASSETS
Time deposits                       $    6,383  $    116  5.37%  $    8,092  $    121  5.96%
Securities:
 U.S. Treasury                         102,556     1,592  6.29      131,205     2,107  6.39
 U.S. Government agencies
  and corporations                   1,341,398    22,098  6.59    1,369,655    23,281  6.80
 States and political subdivisions
   Tax-exempt                          162,943     2,943  7.22      155,761     2,835  7.28
   Taxable                               3,368        55  6.50        3,319        55  6.59
 Other                                  36,858       580  6.30       36,443       590  6.42
                                    ----------  --------         ----------  --------
     Total securities                1,647,123    27,268  6.63    1,696,383    28,868  6.80
Federal funds sold and securities
  purchased under resale agreements    160,578     2,244  5.59      202,699     3,354  6.47
Loans, net of unearned discount      4,563,963    98,738  8.77    4,458,675   103,971  9.28
                                    ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned              6,378,047   128,366  8.14    6,365,849   136,314  8.52
Cash and due from banks                675,168                      646,062
Allowance for possible loan losses     (63,316)                     (60,396)
Banking premises and equipment         150,581                      147,372
Accrued interest and other assets      311,015                      304,500
                                    ----------                   ----------
  Total Assets                      $7,451,495                   $7,403,387
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,658,802                   $1,678,877
  Correspondent banks                  236,020                      226,760
  Public funds                          39,282                       35,241
                                    ----------                   ----------
     Total demand deposits           1,934,104                    1,940,878
Time deposits:
 Savings and Interest-on-Checking      950,311     1,427   .61      948,065     1,548   .65
 Money market deposit accounts       1,780,012    17,166  3.91    1,795,348    21,125  4.68
 Time accounts                       1,283,226    17,592  5.56    1,257,464    17,797  5.63
 Public funds                          309,713     3,355  4.39      302,853     3,542  4.65
                                    ----------  --------         ----------  --------
    Total time deposits              4,323,262    39,540  3.71    4,303,730    44,012  4.07
                                    ----------  --------         ----------  --------
  Total deposits                     6,257,366                    6,244,608
Federal funds purchased and securities
  sold under resale agreements         361,864     4,362  4.82      368,071     5,205  5.53
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures                   98,575     2,119  8.60       98,561     2,119  8.60
Long-term notes payable                  3,637        62  6.92        3,683        61  6.63
Other borrowings                        31,843       474  6.04       34,750       530  6.07
                                    ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,819,181    46,557  3.91    4,808,795    51,927  4.29
                                    ----------  --------  ----   ----------  --------  ----
Accrued interest and other liabilities 107,756                       93,988
                                    ----------                   ----------
Total Liabilities                    6,861,041                    6,843,661
SHAREHOLDERS' EQUITY                   590,454                      559,726
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $7,451,495                   $7,403,387
                                    ==========                   ==========
Net interest income                             $ 81,809                     $ 84,387
                                                ========                     ========
Net interest spread                                       4.23%                        4.23%
                                                          ====                         ====
Net interest income to total average earning assets       5.18%                        5.28%
                                                          ====                         ====

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.





Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)

                                        September 30, 2000              June 30, 2000
                                    ---------------------------  ---------------------------
                                                Interest                     Interest
                                      Average   Income/  Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost     Balance   Expense   Cost
                                    ----------  -------- ------  ----------  -------- ------
ASSETS
Time deposits                       $    6,903  $    114  6.60%  $    7,022  $    125  6.04%
Securities:
 U.S. Treasury                         133,932     2,108  6.26      123,932     1,837  5.96
 U.S. Government agencies
  and corporations                   1,287,967    22,080  6.86    1,372,244    23,515  6.85
 States and political subdivisions
   Tax-exempt                          154,421     2,847  7.38      148,872     2,794  7.51
   Taxable                               3,354        56  6 65        3,460        58  6.67
 Other                                  35,608       569  6.39       35,067       934 10.66
                                    ----------  --------         ----------  --------
     Total securities                1,615,282    27,660  6.85    1,683,575    29,138  6.93
Federal funds sold and securities
  purchased under resale agreements    182,310     3,052  6.55       86,578     1,372  6.27
Loans, net of unearned discount      4,405,125   101,765  9.19    4,334,450    97,366  9.04
                                    ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned              6,209,620   132,591  8.50    6,111,625   128,001  8.41
Cash and due from banks                632,534                      607,792
Allowance for possible loan losses     (59,170)                     (58,951)
Banking premises and equipment         147,221                      146,498
Accrued interest and other assets      308,265                      304,169
                                    ----------                   ----------
  Total Assets                      $7,238,470                   $7,111,133
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,662,944                   $1,636,719
  Correspondent banks                  242,942                      217,843
  Public funds                          34,598                       29,157
                                    ----------                   ----------
     Total demand deposits           1,940,484                    1,883,719
Time deposits:
 Savings and Interest-on-Checking      945,462     1,559   .66      974,995     1,621   .67
 Money market deposit accounts       1,739,909    20,255  4.63    1,645,561    18,343  4.48
 Time accounts                       1,238,874    16,909  5.43    1,235,310    15,593  5.08
 Public funds                          234,320     2,806  4.76      231,319     2,703  4.70
                                    ----------  --------         ----------  --------
    Total time deposits              4,158,565    41,529  3.97    4,087,185    38,260  3.76
                                    ----------  --------         ----------  --------
  Total deposits                     6,099,049                    5,970,904
Federal funds purchased and securities
  sold under resale agreements         332,446     4,770  5.61      318,303     4,376  5.44
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures                   98,547     2,118  8.60       98,534     2,119  8.60
Long-term notes payable                  6,270        73  4.67        2,460        31  5.04
Other borrowings                        78,701     1,038  5.25      113,074     2,120  7.54
                                    ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,674,529    49,528  4.21    4,619,556    46,906  4.07
                                    ----------  --------  ----   ----------  --------  ----
Accrued interest and other liabilities  84,695                       86,264
                                    ----------                   ----------
Total Liabilities                    6,699,708                    6,589,539
SHAREHOLDERS' EQUITY                   538,762                      521,594
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $7,238,470                   $7,111,133
                                    ==========                   ==========
Net interest income                             $ 83,063                     $ 81,095
                                                ========                     ========
Net interest spread                                       4.29%                        4.34%
                                                          ====                         ====
Net interest income to total average earning assets       5.33%                        5.33%
                                                          ====                         ====
The above information is shown on a taxable-equivalent basis assuming a 35% tax rate.  Non-accrual loans are included in the average loan amounts outstanding for these computations.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)

                                               March 31, 2000
                                        ----------------------------
                                                    Interest
                                          Average   Income/   Yield/
                                          Balance   Expense    Cost
ASSETS                                  ----------  --------  ------
Time deposits                           $    6,883  $    145   5.48%
Securities:
 U.S. Treasury                             131,598     1,864   5.70
 U.S. Government agencies
  and corporations                       1,316,395    22,368   6.80
 States and political subdivisions
   Tax-exempt                              148,024     2,810   7.59
   Taxable                                   3,466        58   6.66
 Other                                      34,346       523   6.09
                                        ----------  --------
     Total securities                    1,633,829    27,623   6.77
Federal funds sold and securities
  purchased under resale agreements         50,256       728   5.73
Loans, net of unearned discount          4,211,488    91,423   8.73
                                        ----------  --------
Total Earning Assets and
    Average Rate Earned                  5,902,456   119,919   8.16
Cash and due from banks                    601,030
Allowance for possible loan losses         (58,598)
Banking premises and equipment             143,625
Accrued interest and other assets          311,001
                                        ----------
  Total Assets                          $6,899,514
                                        ==========
LIABILITIES
Demand deposits:
  Commercial and individual             $1,567,238
  Correspondent banks                      223,528
  Public funds                              31,882
                                        ----------
     Total demand deposits               1,822,648
Time deposits:
 Savings and Interest-on-Checking          977,059     1,615    .66
 Money market deposit accounts           1,632,184    16,814   4.14
 Time accounts                           1,224,239    14,200   4.66
 Public funds                              233,349     2,428   4.19
                                        ----------  --------
    Total time deposits                  4,066,831    35,057   3.47
                                        ----------  --------
  Total deposits                         5,889,479
Federal funds purchased and securities
  sold under repurchase agreements         286,449     3,538   4.89
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures                       98,524     2,119   8.60
Long-term notes payable                      2,635        39   5.92
Other borrowings                            26,591       454   6.87
                                        ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid                  4,481,030    41,207   3.69
                                        ----------  --------   ----
Accrued interest and other liabilities      83,772
                                        ----------
Total Liabilities                        6,387,450
SHAREHOLDERS' EQUITY                       512,064
                                        ----------
Total Liabilities and
  Shareholders' Equity                  $6,899,514
                                        ==========
Net interest income                                 $ 78,712
                                                    ========
Net interest spread                                            4.47%
                                                               ====
Net interest income to total average earning assets            5.36%
                                                               ====
The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.




 Item 3.
Quantitative and Qualitative Disclosures About Market Risks


     Market risk is the potential loss arising from adverse changes in the fair value of a financial instrument due to the changes in market rates and prices. In the ordinary course of business, Cullen/Frost's market risk is primarily that of interest rate risk. The Corporation's interest rate sensitivity and liquidity are monitored by its Asset/Liability Management Committee on an ongoing basis. The Committee seeks to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, level of risk over time and exposure to changes in certain interest rate relationships.
     Cullen/Frost utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing or decreasing ratably 200 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. All off-balance sheet financial instruments such as derivatives are included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 2.4 percent relative to the base case over the next 12 months; while a decrease of 200 basis points will result in a negative variance in net interest income of 2.7 percent. This compares to the year-end 2000 estimate when a 200 basis points increase in rates resulted in a positive variance in net interest income of 0.9 percent relative to the base case over the next 12 months; while a decrease of 200 basis points resulted in a negative variance in net interest income of 1.8 percent. The Corporation's trading portfolio is immaterial and as such separate quantitative disclosure is not presented.
     Cullen/Frost continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The Corporation's objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, the Corporation may lengthen or shorten the duration of assets or liabilities or enter into derivative contracts to mitigate potential market risk.



Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None






                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date: April 19, 2001                By: /s/ Phillip D. Green
                                       ---------------------------------
                                       Phillip D. Green
                                       Senior Executive Vice President
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and
                                        Principal Accounting Officer)