Form 10-K405/A
period 2000-12-31
CULLEN FROST BANKERS INC
filed 2001-04-30
CIK 39263

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                        Class                         March 16, 2001
             --------------------------              --------------
             Common Stock, $.01 Par Value                51,541,315

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

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A



                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12,13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        CULLEN/FROST BANKERS, INC.
             (Exact name of registrant as specified in its charter)


                                AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as set forth in the pages attached hereto:


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


    19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers,Inc. for the fiscal years ended December 31, 2000, 1999, and 1998.

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



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)



Date:   April 30, 2001                         By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Senior Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

   Exhibit
   Number
  --------
     3.1   Restated Articles of Incorporation, of Cullen/Frost Bankers, Inc.
     3.2   Amended By-Laws of Cullen/Frost Bankers, Inc. (7)
     4.1 Shareholder Protection Rights Agreement dated as of February 1, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as Rights Agent (10)
    10.1 Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)(9)*
    10.2   1983 Non-qualified Stock Option Plan, as amended (1)
    10.3   1988 Non-qualified Stock Option Plan (2)*
    10.4 The 401(k) Stock Purchase Plan for employees of Cullen/Frost Bankers, Inc. and its Affiliates (3)*
    10.5 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (4)*
    10.6   Cullen/Frost Bankers, Inc. Restricted Stock Plan (5)*
    10.7   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement
           Plan (6)*
    10.8   Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (8)
    10.9   Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (8)
    10.10  Change-In-Control Agreements with 3 Executive Officers *
    19.1   Annual Report on Form 11-K for the Year Ended December 31, 2000,
           for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(11)
    19.2   Annual Report on Form 11-K for the Year Ended December 31, 2000,
           for the  401(k) Stock Purchase Plan (filed pursuant to Rule
           15d-21 of the Securities and Exchange Act of 1934)(12)
    21     Subsidiaries of Cullen/Frost Bankers, Inc.
    23     Consent of Independent Auditors
    23.1   Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Plan (11)
    24     Power of Attorney

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

  (11)  Filed herewith.

  (12)  To be filed as an amendment.

                             EXHIBIT INDEX TO FORM 10-K/A



Exhibit
Number       Description of Exhibits
-------------------------------------------------------------------------------

  19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 2000, 1999, and 1998.

  23.1 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Purchase Plan.