Form 10-K405/A
period 2000-12-31
CULLEN FROST BANKERS INC
filed 2001-06-29
CIK 39263

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                      Class                        March 16, 2001
           ----------------------------            --------------
           Common Stock, $.01 Par Value              51,541,315

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


    19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 2000 and 1999.

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



                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)


Date:   June 28, 2001                         By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Group Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------
(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

  1. Financial Statements -- Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

  2. The Financial Statement Schedules are omitted, as the required information is included in the Annual Report.

  3. Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

   Exhibit
   Number
  --------
     3.1   Restated Articles of Incorporation, of Cullen/Frost Bankers, Inc.
     3.2   Amended By-Laws of Cullen/Frost Bankers, Inc. (7)
     4.1 Shareholder Protection Rights Agreement dated as of February 1, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank,
           as Rights Agent (10)
    10.1 Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)(9)*
    10.2   1983 Non-qualified Stock Option Plan, as amended (1)
    10.3   1988 Non-qualified Stock Option Plan (2)*
    10.4 The 401(k) Stock Purchase Plan for employees of Cullen/Frost Bankers, Inc. and its Affiliates (3)*
    10.5 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (4)*
    10.6   Cullen/Frost Bankers, Inc. Restricted Stock Plan (5)*
    10.7   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan
           (6)*
    10.8   Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (8)
    10.9   Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (8)
    10.10  Change-In-Control Agreements with 3 Executive Officers *
    19.1 Annual Report on Form 11-K for the Year Ended December 31, 2000, for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(11)
    19.2 Annual Report on Form 11-K for the Year Ended December 31, 2000, for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(12)
    21     Subsidiaries of Cullen/Frost Bankers, Inc.
    23     Consent of Independent Auditors
    23.1 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Plan (11)
    23.2 Consent of Independent Auditors with respect to Form 10-K/A for the 401(k) Stock Plan (12)
    24     Power of Attorney

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

  (11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the Year Ended December 31, 2000
        (File No. 0-7275)

  (12)  Filed herewith.

                            EXHIBIT INDEX TO FORM 10-K/A



Exhibit
Number    Description of Exhibits
-------------------------------------------------------------------------

  19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 2000, and 1999.

  23.2 Consent of Independent Auditors with respect to Form 10-K/A for the 401(k) Stock Purchase Plan.