Form 10-Q
period 2001-06-30
CULLEN FROST BANKERS INC
filed 2001-07-25
CIK 39263

Securities and Exchange Commission
                             Washington, D.C. 20549




                                   Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



     For Quarter Ended June 30, 2001          Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 20, 2001, there were 51,580,959 shares of Common Stock, $.01 par value, outstanding.




Part I. Financial Information

Item 1.  Financial Statements (Unaudited)




Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                   Three Months Ended     Six Months Ended
                                                        June 30               June 30
                                                  -------------------   -------------------
                                                    2001       2000       2001       2000
                                                  --------   --------   --------   --------
INTEREST INCOME
 Loans, including fees                            $ 90,033   $ 97,254   $188,636   $188,522
 Securities:
    Taxable                                         22,137     26,290     46,460     51,103
    Tax-exempt                                       1,869      1,847      3,759      3,652
                                                  --------   --------   --------   --------
     Total Securities                               24,006     28,137     50,219     54,755
 Time deposits                                          99        125        215        270
 Federal funds sold and securities purchased
   under resale agreements                           3,520      1,372      5,764      2,100
                                                  --------   --------   --------   --------
     Total Interest Income                         117,658    126,888    244,834    245,647
INTEREST EXPENSE
 Deposits                                           32,422     38,260     71,962     73,317
 Federal funds purchased and securities
   sold under repurchase agreements                  3,417      4,376      7,779      7,914
 Guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable
  interest debentures                                2,119      2,119      4,238      4,238
 Long-term notes payable and other borrowings          502      2,151      1,038      2,644
                                                  --------   --------   --------   --------
    Total Interest Expense                          38,460     46,906     85,017     88,113
                                                  --------   --------   --------   --------
    Net Interest Income                             79,198     79,982    159,817    157,534
Provision for possible loan losses                   1,000      2,867     16,031      5,549
                                                  --------   --------   --------   --------
     Net Interest Income After Provision
       For Possible Loan Losses                     78,198     77,115    143,786    151,985
NON-INTEREST INCOME
 Trust fees                                         12,837     12,446     24,843     24,132
 Service charges on deposit accounts                18,051     14,765     34,551     29,164
 Insurance commissions                               3,598      1,586      7,493      3,106
 Other service charges, collection and
    exchange charges, commissions and fees           6,665      5,009     12,599      9,545
 Net loss on securities transactions                   (12)                   (2)        (8)
 Other                                               7,334      9,068     15,747     16,552
                                                  --------   --------   --------   --------
     Total Non-Interest Income                      48,473     42,874     95,231     82,491
NON-INTEREST EXPENSE
 Salaries and wages                                 36,711     34,439     72,321     67,668
 Pension and other employee benefits                 8,339      7,171     17,250     15,221
 Net occupancy of banking premises                   7,343      6,850     14,546     13,616
 Furniture and equipment                             6,240      5,219     12,252     10,285
 Intangible amortization                             3,752      3,818      7,632      7,774
 Other                                              21,382     20,259     42,367     39,265
                                                  --------   --------   --------   --------
     Total Non-Interest Expense                     83,767     77,756    166,368    153,829
                                                  --------   --------   --------   --------
     Income Before Income Taxes and
       Cumulative Effect of Accounting Change       42,904     42,233     72,649     80,647
Income Taxes                                        14,243     14,603     24,458     27,861
                                                  --------   --------   --------   --------
Income Before Cumulative Effect of Accounting
  Change                                            28,661     27,630     48,191     52,786
Cumulative effect of change in accounting for
  derivatives, net of tax                                                  3,010
                                                  --------   --------   --------   --------
     Net Income                                   $ 28,661   $ 27,630   $ 51,201   $ 52,786
                                                  ========   ========   ========   ========
Basic per share:
  Income before cumulative effect of
    accounting change                             $    .56   $    .53   $    .93   $   1.01
  Cumulative effect of change in accounting,
    net of taxes                                                             .06
                                                  --------   --------   --------   --------
     Net Income                                   $    .56   $    .53   $    .99   $   1.01
                                                  ========   ========   ========   ========
Diluted per share:
  Income before cumulative effect of
    accounting change                             $    .54   $    .52   $    .90   $    .98
  Cumulative effect of change in accounting,
    net of taxes                                                             .06
                                                  --------   --------   --------   --------
     Net Income                                   $    .54   $    .52   $    .96   $    .98
                                                  ========   ========   ========   ========

Dividends per common share                        $   .215   $   .195   $   .410   $   .370


See notes to consolidated financial statements.







Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                       June 30    December 31     June 30
                                                        2001          2000         2000
                                                     ----------   -----------   ----------
Assets
Cash and due from banks                              $  975,169    $  820,459   $  660,068
Time deposits                                             4,379         3,574        6,709
Securities held to maturity                              61,534        71,153       78,337
Securities available for sale                         1,651,385     1,594,860    1,614,106
Trading account securities                                1,665         2,471
Federal funds sold and securities purchased
  under resale agreements                               141,650       215,050      135,275
Loans, net of unearned discount of $6,762 at
  June 30, 2001; $7,349 at December 31, 2000
  and $6,713 at June 30, 2000                         4,545,914     4,534,645    4,425,799
    Less: Allowance for possible loan losses            (65,254)      (63,265)     (58,965)
                                                     ----------    ----------   ----------
     Net loans                                        4,480,660     4,471,380    4,366,834
Banking premises and equipment                          149,853       149,893      146,591
Accrued interest and other assets                       398,191       331,532      320,010
                                                     ----------    ----------   ----------
     Total Assets                                    $7,864,486    $7,660,372   $7,327,930
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $2,029,368    $1,817,761   $1,781,292
  Correspondent banks                                   250,451       245,734      201,493
  Public funds                                           40,077        55,129       52,265
                                                     ----------    ----------   ----------
     Total demand deposits                            2,319,896     2,118,624    2,035,050
Time Deposits:
  Savings and Interest-on-Checking                      951,151     1,012,790      946,060
  Money market deposit accounts                       1,820,766     1,774,656    1,665,102
  Time accounts                                       1,271,100     1,275,289    1,237,584
  Public funds                                          324,177       318,331      243,774
                                                     ----------    ----------   ----------
     Total time deposits                              4,367,194     4,381,066    4,092,520
                                                     ----------    ----------   ----------
     Total deposits                                   6,687,090     6,499,690    6,127,570
Federal funds purchased and securities
  sold under repurchase agreements                      342,896       363,111      273,218
Accrued interest and other liabilities                  123,468       125,977      304,031
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures, net                               98,595        98,568       98,541
                                                     ----------    ----------   ----------
     Total Liabilities                                7,252,049     7,087,346    6,803,360
Shareholders' Equity
Common stock, par value $.01 per share                      536           536          536
  Shares authorized:90,000,000
  Shares issued: 53,561,616
Surplus                                                 190,240       187,673      186,176
Retained earnings                                       473,932       448,006      414,305
Accumulated other comprehensive gain (loss),
  net of tax                                              3,605        (4,023)     (37,901)
Treasury stock(1,980,490; 2,131,534; 1,531,024 shares)  (55,876)      (59,166)     (38,546)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         612,437       573,026      524,570
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $7,864,486    $7,660,372   $7,327,930
                                                     ==========    ==========   ==========



See notes to consolidated financial statements.






Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                  Accumulated
                                                                    Other
                                                                 Comprehensive
                                     Common            Retained  Income/(Loss)  Treasury
                                     Stock   Surplus   Earnings    net of tax     Stock      Total
                                     ------  --------  --------   -----------  ----------   --------
Balance at January 1, 2000            $536   $185,437  $382,168    $(39,110)   $(19,720)    $509,311
  Net income for the twelve months
    ended December 31, 2000                             108,817                              108,817
  Unrealized gain on securities
    available for sale of $36,826,
     net of tax and reclassification
     adjustment for after-tax losses
     included in net income of $3                                    36,829                   36,829
  Additional minimum pension
    Liability, net of tax                                            (1,742)                  (1,742)
                                                                                            --------
       Total comprehensive income                                                            143,904
                                                                                            --------
  Proceeds from employee stock
    purchase plan and options                      28    (3,532)                  6,208        2,704
  Tax benefit related to exercise
    of stock options                            1,926                                          1,926
  Purchase of treasury stock                                                    (44,985)     (44,985)
  Treasury stock obtained on the
    exercise of stock options                                                    (2,177)      (2,177)
  Issuance of restricted stock                    282        (5)                  1,508        1,785
  Restricted stock plan deferred
    compensation, net                                       112                                  112
  Cash dividend                                         (39,554)                             (39,554)
                                      ----   --------  --------    --------    --------     --------
Balance at December 31, 2000           536    187,673   448,006      (4,023)    (59,166)     573,026
  Net income for the six
    months ended June 30, 2001                           51,201                               51,201
  Unrealized gain on securities
    available for sale of $7,627,
     net of tax and reclassification
     adjustment for after-tax losses
     included in net income of $1                                     7,628                    7,628
                                                                                            --------
       Total comprehensive income                                                             58,829
                                                                                            --------
  Proceeds from employee stock
    purchase plan and options                            (4,662)                  7,155        2,493
  Tax benefit related to exercise
    of stock options                            2,497                                          2,497
  Treasury stock obtained on the
    exercise of stock options                                                    (4,145)      (4,145)
  Issuance of restricted stock                     70                               280          350
  Restricted stock plan deferred
    compensation, net                                       524                                  524
  Cash dividend                                         (21,137)                             (21,137)
                                      ----   --------  --------    --------    --------     --------
Balance at June 30, 2001              $536   $190,240  $473,932    $  3,605    $(55,876)    $612,437
                                      ====   ========  ========    ========    ========     ========



See notes to consolidated financial statements.







Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                 Six Months Ended
                                                                     June 30
                                                              --------------------
                                                                 2001        2000
                                                              ---------    -------
Operating Activities
Net income                                                   $   51,201   $ 52,786
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                           16,031      5,549
    Credit for deferred taxes                                      (965)    (2,688)
    Accretion of discounts on loans                                (594)      (566)
    Accretion of securities' discounts                           (2,767)    (1,338)
    Amortization of securities' premiums                          1,073        885
    Net decrease in trading securities                              806          1
    Net loss on securities transactions                               2          8
    Net gain on sale of assets                                   (1,397)    (2,113)
    Depreciation and amortization                                17,891     16,764
    Increase in interest receivable                              (4,792)    (5,419)
    (Decrease) increase in interest payable                      (2,446)     2,637
    Originations of loans held-for-sale                          (6,510)   (52,313)
    Proceeds from sales of loans held-for-sale                   14,408     53,042
    Tax benefit from exercise of employee stock options           2,497        707
    Net change in other assets and liabilities                   22,832     18,476
                                                              ---------    -------
     Net cash provided by operating activities                  107,270     86,418

Investing Activities
Proceeds from maturities of securities held to maturity           9,562      6,819
Purchases of investment securities                                            (100)
Proceeds from sales of securities available for sale            181,295     95,784
Proceeds from maturities of securities available for sale       362,815    131,805
Purchases of securities available for sale                     (587,152)  (294,538)
Purchase of bank-owned life insurance                          (100,000)
Net increase in loans                                           (31,916)  (264,206)
Net increase in bank premises and equipment                      (9,007)   (10,541)
Proceeds from sales of repossessed properties                       707        732
Net cash and cash equivalents paid for acquisitions                           (859)
                                                              ---------   --------
     Net cash used by investing activities                     (173,696)  (335,104)

Financing Activities
Net increase in demand deposits,
  IOC accounts, and savings accounts                            191,589    171,048
Net (decrease) increase in certificates of deposits              (4,189)     2,690
Net (decrease) increase in short-term borrowings                (20,215)   114,759
Proceeds from employee stock purchase plan and options            2,493      1,340
Purchase of treasury stock                                                 (21,805)
Dividends paid                                                  (21,137)   (19,402)
                                                               --------   --------
     Net cash provided by financing activities                  148,541    248,630
                                                               --------   --------
     Increase (decrease) in cash and cash equivalents            82,115        (56)
Cash and cash equivalents at beginning of year                1,039,083    802,108
                                                             ----------   --------
     Cash and cash equivalents at the end of the period      $1,121,198   $802,052
                                                             ==========   ========

Supplemental information:
  Interest paid                                              $   79,684   $ 85,476

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


                                                     Six Months Ended
                                                         June 30
                                                    ------------------
(in thousands)                                        2001       2000
----------------------------------------------------------------------
Balance at beginning of the period                  $63,265    $58,345
Provision for possible loan losses                   16,031      5,549
Net charge-offs:
  Losses charged to the allowance                   (18,444)    (6,680)
  Recoveries                                          4,402      1,751
                                                    -------    -------
    Net charge-offs                                 (14,042)    (4,929)
                                                    -------    -------
Balance at the end of period                        $65,254    $58,965
                                                    =======    =======

Note C - Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At June 30, 2001, the majority of the impaired loans were commercial loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans for the six months ended June 30, 2001 was $627 thousand compared to none for the first six months of 2000. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.


The following is a summary of loans considered to be impaired:


                                                             June 30
                                                       -------------------
(in thousands)                                          2001         2000
--------------------------------------------------------------------------
Impaired loans with no valuation reserve              $ 1,621       $1,473
Impaired loans with a valuation reserve                16,997        6,343
                                                      -------       ------
Total recorded investment in impaired loans           $18,618       $7,816
                                                      =======       ======
Average recorded investment in impaired loans         $15,492       $8,637
Valuation reserve                                       7,318        2,632


Note D - Common Stock and Earnings Per Common Share

     A reconciliation of earnings per share follows:






                                                Six Months Ended    Three Months Ended
                                                     June 30              June 30
                                              -------------------  --------------------
(in thousands, except per share amounts)         2001       2000       2001       2000
---------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income               $51,201    $52,786    $28,661    $27,630
                                               =======    =======    =======    =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares             51,540     52,458     51,562     52,235
Dilutive effect of stock options                 2,008      1,139      1,685      1,283
                                               -------    -------    -------    -------
Denominator for diluted earnings per share      53,548     53,597     53,247     53,518
                                               =======    =======    =======    =======

Basic per share:
  Income before cumulative effect of
    accounting change                          $   .93    $  1.01    $   .56    $   .53
  Cumulative effect of change in accounting,
    net of taxes                                   .06
                                               -------    -------    -------    -------
  Net Income                                   $   .99    $  1.01    $   .56    $   .53
                                               =======    =======    =======    =======
Diluted per share:
  Income before cumulative effect
    accounting change                          $   .90    $   .98    $   .54    $   .52
  Cumulative effect of change in accounting,
    net of taxes                                   .06
                                               -------    -------    -------    -------
  Net Income                                   $   .96    $   .98    $   .54    $   .52
                                               =======    =======    =======    =======




Note E - Capital

     The table below reflects various measures of regulatory capital at June 30, 2001 and 2000 for Cullen/Frost.


                                               June 30, 2001            June 30, 2000
                                            -------------------      ------------------
Capital                                       Amount     Ratio         Amount     Ratio
---------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                         $  587,793   10.70%      $  539,611   10.62%
     Tier 1 Capital minimum requirement        219,691    4.00          203,255    4.00

     Total Capital                          $  653,047   11.89%      $  598,576   11.78%
     Total Capital minimum requirement         439,382    8.00          406,509    8.00
     Risk-adjusted assets, net of goodwill  $5,492,274               $5,081,363
Leverage ratio                                            7.78%                    7.68%
Average equity as a percentage
  of average assets                                       7.84                     7.33




     At June 30, 2001 and 2000, Cullen/Frost's subsidiary bank was considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since June 30, 2001.
     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.


Note F - Income Taxes

     The following is an analysis of Cullen/Frost's income taxes included in the consolidated statements of operations for the six-month periods and quarters ended June 30, 2001 and 2000:




                                           Six Months Ended          Three Months Ended
                                                June 30                   June 30
                                         --------------------       -------------------
(in thousands)                             2001         2000          2001        2000
=======================================================================================
Current income tax expense               $25,423      $30,549       $14,546     $15,998
Deferred income tax benefit                 (965)      (2,688)         (303)     (1,395)
                                         -------      -------       -------     -------
Income taxes                             $24,458      $27,861       $14,243     $14,603
                                         =======      =======       =======     =======
Current income tax expense related to
  the cumulative effect of change in
  accounting for derivatives               1,620

Income tax payments                      $18,925      $25,276       $18,925     $25,276

Net deferred tax assets at June 30, 2001, were $17.7 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years.



Note G - Merger and Acquisitions

     Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.
     On June 14, 2001, Frost Insurance Agency ("FIA"), a subsidiary of The Frost National Bank, announced the acquisition of AIS Insurance & Risk Management, an independent insurance agency in Fort Worth. AIS offers a broad range of commercial insurance for small to mid-size businesses, including property and casualty, employee benefits (health, life and retirement plans), business succession planning and risk management services. The transaction is subject to regulatory approval and is expected to close on August 1, 2001.
     On July 1, 2000, FIA acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin-based independent insurance agency. Nieman Hanks offers property and casualty insurance, professional and umbrella liability, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning.
Results of operations have been included from the date of acquisition. The Nieman Hanks acquisition did not have a material impact on Cullen/Frost's results of operations for the quarter or year-to-date ended June 30, 2001 and 2000.
     On April 1, 2000, FIA acquired Wayland Hancock, a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. Results of operations have been included from the date of acquisition. This acquisition did not have a material impact on Cullen/Frost's results of operations for the quarter or year-to-date ended June 30, 2001 and 2000.


Note H - Accounting for SFAS No. 133

     On January 1, 2001 Cullen/Frost adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that do not meet the specified "hedge" criterion of SFAS No. 133 hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
     Cullen/Frost uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets or on future cash flows. The Company generally uses interest rate swaps to hedge fair values on certain fixed rate loans. Prior to the adoption of SFAS No. 133, the fair value of derivative instruments held by Cullen/Frost were not recorded on the balance sheet. On January 1, 2001, Cullen/Frost adopted SFAS No. 133, and at that time, designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of SFAS No. 133. Derivative instruments, particularly interest rate swaps, used to hedge changes in the fair value of certain fixed rate loans due to changes in interest rates were formally designated as fair value hedges. As of January 1, 2001, Cullen/Frost also held an interest rate floor with a notional amount of $1 billion. Prior to the adoption of SFAS No. 133,this interest rate floor contract was considered a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling interest rates. This interest rate floor did not meet the criteria for hedge accounting under SFAS No. 133; and therefore, Cullen/Frost accounted for this floor as trading upon adoption of SFAS No. 133. Additionally, one interest rate swap contract historically characterized as a cash-flow type hedge of a pool of commercial floating rate loans also did not meet the criteria for hedge accounting upon adoption of SFAS No. 133. This interest rate swap contract was recorded at fair-value at January 1, 2001 as a trading derivative with an offsetting amount recorded as other comprehensive loss. On March 30, 2001, this interest rate contract matured and the fair value recorded at January 1, 2001 was reversed.
      The adoption of SFAS No. 133 on January 1, 2001 resulted in the after-tax cumulative effect of accounting change of approximately $3 million being recognized as income in the statement of income and the after-tax cumulative effect of accounting change of approximately $185 thousand recorded to other comprehensive income. The cumulative effect adjustments were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The after-tax cumulative effect of accounting change of approximately $3 million (net of taxes of $1.6 million) to the statement of income was primarily due to the recording of the fair value of the interest rate floor as there was no intrinsic value to this interest rate floor. Subsequent to the adoption of SFAS No. 133, the interest rate floor was sold with an additional pre-tax gain of approximately $1.1 million recorded in other income above the amount reported in the cumulative effect amount.
     Cullen/Frost had 33 interest rate swaps with a notional amount of $95.7 million at June 30, 2001 used to hedge changes in the fair value of certain fixed rate loans due to changes in interest rates. These interest rate swaps were formally designated as fair value hedges. Each swap is expected to be highly effective as a fair value hedge for a specific fixed rate commercial loan or lease. As of June 30, 2001, the Corporation recognized an immaterial net pre-tax loss in other non-interest expense which represents the period change in the ineffective portion of all the fair-value hedges.
       All interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floor is accrued as an adjustment to interest income and these amounts have not been material in 2001 or 2000.
     SFAS No. 133, as applied to Cullen/Frost's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.


Note I - Accounting Changes

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
140). SFAS No. 140 replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets. Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Cullen/Frost for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Based on current circumstances, the application of the new rules did not have a material impact on the Corporation's results of operations, financial position or liquidity.
     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.
     SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply
to goodwill and intangible assets acquired after June 30, 2001.   Goodwill and
intangible assets on the books at June 30, 2001 will be affected when the Corporation adopts the Statement.
     Cullen/Frost will adopt this statement on January 1, 2002. Application of the non-amortization provisions of the Statement is expected to result in additional net income of approximately $7 million per year or $.13 per diluted common share. During 2002, the Corporation will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.


Note J - Operating Segments

     Cullen/Frost has three reportable operating segments: Banking, the Financial Management Group and Frost Securities Inc. Banking includes both commercial and consumer banking services. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management, insurance, and brokerage services. Frost Securities Inc., an investment banking subsidiary, began operations in August of 1999. These business units were identified through the products and services that are offered within each unit. Prior period amounts have been reclassified to conform to the current year's presentation.
     The accounting policies of each reportable segment are the same as those of the Corporation except for the following items, which impact the Banking and Financial Management Group segments. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.



Six Months Ended:                                             Financial
                                                              Management       Frost                 Consolidated
(in thousands)                                    Banking        Group       Securities   Non-Banks      Total
=================================================================================================================
June 30, 2001
Revenues from (expenses to) external customers   $220,288       $33,702       $ 5,329      $(4,271)      $255,048
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 50,988       $ 5,669       $(2,013)     $(3,443)      $ 51,201
                                                 ================================================================


================================================================================================================
June 30, 2000
Revenues from (expenses to) external customers   $207,745       $33,408       $ 3,112      $(4,240)      $240,025
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 51,023       $ 8,074       $(1,140)     $(5,171)      $ 52,786
                                                 ================================================================



Three Months Ended:                                           Financial
                                                              Management       Frost                 Consolidated
(in thousands)                                    Banking       Group        Securities    Non-Banks     Total
=================================================================================================================
June 30, 2001
Revenues from (expenses to) external customers   $109,610       $17,242       $ 2,926      $(2,107)      $127,671
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 28,114       $ 3,235       $  (958)     $(1,730)      $ 28,661
                                                 ================================================================


=================================================================================================================
March 31, 2001
Revenues from (expenses to) external customers   $110,677       $16,460       $ 2,403      $(2,163)      $127,377
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 22,874       $ 2,434       $(1,055)     $(1,713)      $ 22,540
                                                 ================================================================


=================================================================================================================
June 30, 2000
Revenues from (expenses to) external customers   $106,243       $17,069       $ 1,676      $(2,132)      $122,856
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 26,694       $ 4,142       $  (682)     $(2,524)      $ 27,630
                                                 ================================================================




Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Forward-Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), not withstanding that they are not specifically identified as such. In addition, certain statements in future filings by Cullen/Frost with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact also constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on Cullen/Frost and its customers; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development and acceptance of new products and services and the perceived overall value of these products and services by users; (v) changes in consumer spending, borrowings and savings habits; (vi) technological changes; (vii) acquisitions and integration of acquired businesses; (viii) the ability to increase market share and control expenses;
(ix) changes in the competitive environment among financial institutions; (x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Cullen/Frost and its subsidiaries must comply; (xi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xii) changes in the Corporation's organization, compensation and benefit plans; (xiii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiv) costs or difficulties related to the integration of the businesses of Cullen/Frost being greater than expected; and (xv) the Corporation's success at managing the risks involved in the foregoing.
     Such forward-looking statements speak only as of the date on which such statements are made. Cullen/Frost undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.


Results of Operations
     The results of operations are included in the material that follows. All balance sheet amounts are presented in averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments assume a 35 percent federal income tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.
     Cullen/Frost reported net income of $28.7 million or $.54 per diluted common share for the quarter ended June 30, 2001 compared to $22.5 million or $.42 per diluted common share for the first quarter of 2001 and net income of $27.6 million or $.52 per diluted common share for the second quarter of 2000. First quarter 2001 results were impacted by an additional provision for possible loan losses of $13.0 million related to a single shared national credit. Partially offsetting this impact on the first quarter's results was a pre-tax gain of $5.7 million related to the sale of interest rate floors which had been purchased to hedge interest rate exposure in an environment of falling interest rates. Of the gain, $1.1 million was included in other non-interest income, with the remainder included, net of tax, as the cumulative effect of adopting SFAS No. 133, which went into effect January 1, 2001. Excluding the after-tax net impact of the additional provision and the gain on the sale of the interest rate floors, earnings per diluted common share for the first quarter of 2001 would have been $.51. Second quarter 2000 results were impacted by a $2 million gain from the sale of mortgage servicing rights to GMAC Mortgage Corporation. Excluding the after-tax net impact from the sale of mortgage servicing rights, earnings per diluted common share for the second quarter of 2000 would have been $.50. Net income for the six months ended June 30, 2001 was $51.2 million or $.96 per diluted common share compared to $52.8 million or $.98 per diluted common share for the same period of 2000.
     Return on average equity and average assets were 19.09 percent and 1.50 percent, respectively for the second quarter of 2001. This compares to 21.31 percent and 1.56 percent for the second quarter of 2000 or 20.58 percent and
1.51 percent excluding the gain from the mortgage servicing sale. Return on average equity and average assets for the six months ended June 30, 2001 decreased to 17.31 percent and 1.36 percent compared to 20.54 percent and 1.52 percent for 2000.




                                                       Summary of Operations
                                        -------------------------------------------------
                                                                   Three Months Ended
                                         Six Months Ended     ---------------------------
                                              June 30                2001          2000
                                        ------------------    ------------------  -------
                                           2001      2000     June 30   March 31  June 30
-----------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                       $162,176  $159,807    $80,367   $81,809   $81,095
Taxable-equivalent adjustment              2,359     2,273      1,169     1,190     1,113
                                        --------  --------    -------   -------   -------
Net interest income                      159,817   157,534     79,198    80,619    79,982
Provision for possible loan losses        16,031     5,549      1,000    15,031     2,867
Non-Interest income:
  Net (loss) gain on securities
    transactions                              (2)       (8)       (12)       10
  Other                                   95,233    82,499     48,485    46,748    42,874
                                        --------  --------    -------   -------   -------
    Total non-interest income             95,231    82,491     48,473    46,758    42,874
Non-Interest expense:
  Goodwill amortization                    4,032     3,850      2,012     2,020     1,924
  Other intangible amortization            3,600     3,924      1,740     1,860     1,894
  Other                                  158,736   146,055     80,015    78,721    73,938
                                        --------  --------    -------   -------   -------
    Total non-interest expense           166,368   153,829     83,767    82,601    77,756
                                        --------  --------    -------   -------   -------
Income before income taxes and
 cumulative effect of accounting change   72,649    80,647     42,904    29,745    42,233
Income taxes                              24,458    27,861     14,243    10,215    14,603
                                        --------  --------    -------   -------   -------
Income before cumulative effect of
 accounting change                        48,191    52,786     28,661    19,530    27,630
Cumulative effect of change in
 accounting for derivatives, net of tax    3,010                          3,010
                                        --------  --------    -------   -------   -------
Net income                              $ 51,201  $ 52,786    $28,661   $22,540   $27,630
                                        ========  ========    =======   =======   =======

Net income per diluted common share:    $    .96  $    .98    $   .54   $   .42   $   .52

Return on Average Assets                    1.36%     1.52%      1.50%     1.23%     1.56%
Return on Average Equity                   17.31     20.54      19.09     15.48     21.31




Results of Segment Operations

     Cullen/Frost's operations are managed along three major Operating
Segments: Banking, the Financial Management Group and Frost Securities Inc. ("FSI"), the investment banking subsidiary started in August of 1999. A description of each business and the methodologies used to measure financial performance are described in Note J to the Consolidated Financial Statements on page 11. The following table summarizes net income by Operating Segment for the six months and three months ended June 30, 2001 and 2000.




                                                                 Three Months Ended
                                    Six Months Ended       -----------------------------
                                        June 30                    2001            2000
                                   -------------------     -------------------   -------
(in thousands)                       2001        2000      June 30    March 31   June 30
========================================================================================
Banking                            $50,988     $51,023     $28,114    $22,874    $26,694
Financial Management Group           5,669       8,074       3,235      2,434      4,142
Frost Securities Inc.               (2,013)     (1,140)       (958)    (1,055)      (682)
Non-Banks                           (3,443)     (5,171)     (1,730)    (1,713)    (2,524)
                                   -------------------     -----------------------------
Consolidated net income            $51,201     $52,786     $28,661    $22,540    $27,630
                                   ===================     =============================



     Banking net income was $28.1 million for the second quarter of 2001 up $5.2 million, or 22.9%, over the first quarter of 2001, and $1.4 million over the second quarter of 2000. First quarter results for the Banking segment were negatively impacted by the additional provision for possible loan losses of $13.0 million and the offsetting gain on sale of interest rate floors previously discussed in the Results of Operations section on page 13. The increase over the same quarter last year represents higher fee income from insurance commissions, up $2.0 million, and other service charges, up $1.3 million, offset partially by the $2 million gain from the sale of mortgage servicing rights included in the second quarter of 2000. Also offsetting this increase was higher non-interest expense, up 4.9 percent, due to increased salaries and benefits impacted by the insurance acquisitions and normal merit and market increases. For the six months ended June 30, 2001 Banking net income was $51.0 million, which is essentially flat with the same period of 2000. Higher insurance commissions, positively impacted by the combined success of two insurance acquisitions made in the second and third quarters of 2000 and the existing Frost Insurance Agency, were offset by lower net interest margins, resulting from the steep decline in rates over the first half of this year, and higher non-interest expenses, up 5.5 percent, related to the same factors as in the quarter comparison.
     The Financial Management Group ("FMG") net income for the current quarter was $3.2 million, up $801 thousand over the previous quarter and down $907 thousand from the same quarter of 2000. Most of the increase from the first quarter of 2001 is due to an increase in oil and gas fees and tax fees. The decrease from the second quarter last year was due to higher expenses, including overhead allocations and higher salaries and benefits, and lower net interest margin due to lower funds transfer pricing. Net income for the first half of 2001 for FMG was $5.7 million, down $2.4 million from the first six months of 2000, due to the same factors.
     Frost Securities recorded a net loss of $958 thousand for the current quarter, an improvement over last quarter and up $276 thousand from the second quarter of 2000. The comparable loss for the six months ended June 30, 2001 was $2.0 million up $873 thousand from the first six months of 2000. The loss in the current year was impacted by less than favorable market conditions. Revenues were up $1.3 million or 74.6 percent for the second quarter of 2001 compared to the same quarter of 2000, and $2.2 million or 71.2 percent for the six month periods, driven primarily by equities sales. Non-interest expenses were up 60.8 percent to $4.4 million for the current quarter over the same quarter last year, and 72.5 percent to $8.4 million for the six-month periods. These increases were due to increased staffing, expenses related to business development and increased outside professional services. Staffing at June 30, 200l included 47 employees compared to 34 at June 30, 2000.
     Most of the reduction in the operating loss for non-banks in the first half of 2001 was due to a decrease in expenses relating to incentive based compensation.


Net Interest Income

     Net interest margin was 5.00 percent for the second quarter of 2001 compared to 5.18 percent and 5.33 percent for the first quarter of 2001 and second quarter of 2000, respectively. The net interest spread of 4.23 percent was flat with the first quarter of 2001 and decreased 11 basis points from the second quarter of 2000. The decreases in net interest margin and spread were primarily the result of a lag affect in deposit pricing compared to the immediate repricing of earning assets in an environment of rapidly declining market rates. Interest rates have decreased 125 basis points in the second quarter of 2001 for a total of 275 basis points since the beginning of the year. Also as rates fall, deposit mixes have shifted toward higher rate products negatively impacting the net interest margin.




                                   Change in Net Interest Income (Taxable-Equivalent)
                            ------------------------------------------------------------
                            Second Quarter        Second Quarter      First Six Months
                                 2001                  2001                 2001
                                  vs.                   vs.                  vs.
                            Second Quarter         First Quarter      First Six Months
                                 2000                  2001                 2000
                            --------------        --------------     ------------------
                                Amount                Amount               Amount
---------------------------------------------------------------------------------------
Due to volume                   $3,629               $   396              $8,764
Due to interest rate spread     (4,357)               (1,838)             (6,395)
                                ------               -------              ------
                                $ (728)              $(1,442)             $2,369
                                ======               =======              ======




Non-Interest Income

     Growth in non-interest income continues to come from banking business growth, and was favorably impacted by the acquisitions of Nieman Hanks and Wayland Hancock by FIA in the third and second quarters of 2000 and operations related to Frost Securities.



                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 2001             2000
                                        -----------------    -------------------    -------
Non-Interest Income                       2001      2000     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Trust fees                              $24,843   $24,132    $12,837     $12,006    $12,446
Service charges on deposit accounts      34,551    29,164     18,051      16,500     14,765
Insurance commissions                     7,493     3,106      3,598       3,895      1,586
Other service charges, collection
  and exchange charges, commissions
  and fees                               12,599     9,545      6,665       5,934      5,009
Net (loss) gain on securities
  transactions                               (2)       (8)       (12)         10
Other                                    15,747    16,552      7,334       8,413      9,068
                                        -------   -------    -------     -------    -------
    Total                               $95,231   $82,491    $48,473     $46,758    $42,874
                                        =======   =======    =======     =======    =======




For the second quarter 2001...

     Total non-interest income was up $1.7 million or 3.7 percent compared to the first quarter of 2001 and (excluding the $2 million gain recognized from the sale of the mortgage servicing rights) up $7.6 million, or 18.6 percent compared to the second quarter of 2000. These increases from comparable quarters resulted from banking business growth, the favorable impact of the acquisitions of Nieman Hanks and Wayland Hancock by FIA in the third and second quarters of 2000 and operations related to Frost Securities.
     Trust fees were up $831 thousand or 6.9 percent compared to the first quarter of 2001 and up $391 thousand or 3.1 percent compared to the second quarter of 2000. Trust income was up from the first quarter 2001 and second quarter 2000 due to an increase in oil and gas fees, which remains a positive for the Corporation and the state of Texas. The increase from the previous quarter was also impacted by higher tax fees. The market value of trust assets at the end of the second quarter of 2001 was $13.1 billion, up $251 million and $48 million from the first quarter of 2001 and second quarter of 2000, respectively. Trust assets were comprised of discretionary assets of $5.8 billion and non-discretionary assets of $7.3 billion compared to $5.5 billion and $7.6 billion, respectively, a year ago.
     Service charges on deposit accounts for the second quarter of 2001 increased $1.6 million or 9.4 percent from the first quarter of this year. This increase was mainly due to higher revenues associated with commercial accounts and a modest increase in overdraft charges and NSF income. When compared to the second quarter of 2000 service charges increased by $3.3 million or 22.3 percent. The increase from the second quarter of last year is primarily attributable to higher revenues associated with commercial accounts as well as an increase in individual account fees and higher overdraft fees offset by lower NSF charges. The increase in commercial service charges is primarily the result of a lower earnings credit rate, which results in more payment for services through the payment of fees rather than through balances. The increase in individual accounts resulted from the simplification of deposit account offerings while providing Cullen/Frost customers with better value.
     Insurance commissions were down $297 thousand or 7.6 percent compared to the first quarter of 2001 and up $2 million, or 127 percent compared to the second quarter of 2000. The decrease from the first quarter 2001 is related to the normal business cycle due to policy effective dates. The increases from the second quarter a year ago was the result of the combined success of the insurance acquisitions made in the third and second quarters of 2000 and the continued selling efforts of Frost Insurance Agency.
     Other service charges were up $731 thousand or 12.3 percent compared to the previous quarter and up $1.7 million or 33.1 percent from the same quarter a year ago. The primary contributor to this growth was revenue from Frost Securities.
     Other non-interest income decreased $1.1 million or 12.8 percent when compared to the previous quarter this year and $1.7 million or 19.1 percent when compared to the second quarter a year ago. The decrease from the first quarter of 2001 is mainly due to the $1.1 million gain recognized on the sale of a LIBOR interest rate floor contract (see page nine) and rebate income recognized in the first quarter of 2000 related to the favorable performance of insurance policies written. The decrease from the second quarter 2000 is related to the $2 million gain recognized from the sale of the mortgage servicing rights and higher gains recognized on the sale of student loans during the second quarter of 2000. During the second quarter of 2001, Cullen/Frost purchased bank owned life insurance on certain of its employees and is the beneficiary on these policies. The increase in cash surrender value during the quarter was $764 thousand and was recorded in other non-interest income offsetting some of the decrease from the previous periods. Also offsetting the decrease from the second quarter 2000 was higher revenues received on larger balances held by the provider of the Corporation's official checks program.


For the six months ended June 30, 2001...

     Non-interest income was up $12.7 million or 15.4 percent compared to the same period last year. Trust income increased $711 thousand or 2.9 percent from the same period a year ago, primarily in oil and gas and investment fees. Service charges on deposits increased $5.4 million or 18.5 percent compared to the same period one year ago. This increase can be attributed to higher revenues associated with both commercial and individual accounts and higher overdraft fees offset by lower NSF charges. The increase in commercial service charges is primarily the result of a lower earnings credit rate, which results in more payment for services through the payment of fees rather than through balances. The increase in individual accounts resulted from the simplification of deposit account offerings while providing Cullen/Frost customers with better value. Insurance commissions increased $4.4 million or 141.2 percent compared to the same period ago. The increases from a year ago was the result of the combined success of the insurance acquisitions made in the third and second quarters of 2000 and the existing Frost Insurance Agency. Other service charge income increased $3.1 million or 32.0 percent from the same period last year. The primary contributor to this growth was the equities sales revenue from Frost Securities. Other income was down $805 thousand or 4.9 percent compared to the same period last year. This resulted primarily from the $2 million non-recurring pre-tax gain from the sale of the mortgage servicing rights in the second quarter of 2000 and lower gains on the sale of student loans offset by income related to the bank owned life insurance program initiated in the second quarter of 2001. Also offsetting the decrease from a year ago was higher revenues received on larger balances held by the provider of the Corporation's official checks program.


Non-Interest Expense
     Growth in non-interest expense can be attributed to higher personnel and operating expenses connected with fee business expansion, as well as increases in salaries and wages.




                                                                   Three Months Ended
                                        Six Months Ended     ------------------------------
                                             June 30                 2001             2000
                                       ------------------    -------------------    -------
Non-Interest Expense                      2001      2000     June 30    March 31    June 30
-------------------------------------------------------------------------------------------
Salaries and wages                     $ 72,321  $ 67,668    $36,711    $35,610     $34,439
Pension and other employee benefits      17,250    15,221      8,339      8,911       7,171
Net occupancy of banking premises        14,546    13,616      7,343      7,203       6,850
Furniture and equipment                  12,252    10,285      6,240      6,012       5,219
Intangible amortization                   7,632     7,774      3,752      3,880       3,818
Other                                    42,367    39,265     21,382     20,985      20,259
                                       --------  --------    -------    -------     -------
      Total                            $166,368  $153,829    $83,767    $82,601     $77,756
                                       ========  ========    =======    =======     =======





For the second quarter 2001...

     Non-interest expense was up $1.2 million or 1.4 percent compared to last quarter and increased $6.0 million or 7.7 percent compared to the second quarter of 2000. Excluding expenses related to insurance and investment banking non-interest expense would have been up 2.4 percent from the second quarter last year.
     Salaries and wages increased $1.1 million or 3.1 percent compared with the first quarter of 2001 and were up $2.3 million or 6.6 percent from the second quarter of 2000. The increase from the first quarter of 2001 was primarily related to higher incentive compensation. The increase of 6.6 percent from the second quarter last year is primarily related to increases at Frost Insurance Agency and Frost Securities (acquisition related for insurance and new hires for investment banking). Excluding those businesses, salaries were up 1.0 percent, or 2.7 percent excluding $600 thousand of severance costs recorded in the second quarter last year related to the sale of the mortgage servicing rights and the initiation of the co-branding mortgage origination program with GMAC Mortgage Corporation. Pension and employee benefits were down $572 thousand or 6.4 percent compared to last quarter and up $1.2 million or 16.3 percent compared to the second quarter of 2000. The decrease from the previous quarter was a result of lower payroll taxes. The increase from a year ago is due primarily from higher payroll taxes related to the acquisitions and higher retirement plan expense.
     Net occupancy of banking premises expenses remained flat from the first quarter of 2001 and up $493 thousand or 7.2 percent from the second quarter of 2000. The increase from the second quarter a year ago was related to new locations, general building maintenance and utility expenses. Furniture and equipment expense was up $228 thousand or 3.8 percent from the first quarter of 2001 and increased by $1.0 million or 19.6 percent from the second quarter of 2000. The increase from the previous quarter is due to higher service contracts, while the increase from the second quarter a year ago is due to higher software maintenance and amortization partially related to the Corporation's enhanced web site introduced in November of 2000.
     Other non-interest expenses remained flat from the first quarter of 2001 and up $1.1 million or 5.5 percent from the second quarter of 2000. The increase from the second quarter a year ago is related to higher professional, advertising, and travel expenses primarily related to our fee business expansion efforts, partially offset by good expense control in our core banking business.


For the six months ended June 30, 2001...

     Total non-interest expense was up $12.5 million or 8.2 percent compared to the same period one year ago. Salaries and wages were up $4.7 million or 6.9 percent compared to the same period a year ago primarily related to Frost Securities and acquisitions made by Frost Insurance Agency. Severance costs of almost $600 thousand impacted the first half of 2000 as a result of the sale of the mortgage servicing rights and the initiation of the co-branding mortgage origination program. Pension and other benefits increased $2.0 million or 13.3 percent from the same period last year due primarily from higher retirement plan expense and higher payroll taxes partially offset by lower medical insurance costs. Net occupancy of banking premises was up $930 thousand or 6.8 percent compared to a year ago. The increase from a year ago was related to new locations, general building maintenance and utility expenses. Furniture and equipment expense increased $2.0 million or 19.1 percent due to higher software maintenance and amortization partially related to the Corporation's enhanced web site introduced in November of 2000. Other non-interest expenses increased $3.1 million or 7.9 percent primarily due to higher professional, advertising, and travel expenses primarily related to our fee business expansion efforts, partially offset by good expense control in our core banking business.


Income Taxes
     Cullen/Frost's effective tax rate for the first and second quarters of 2001 approximated 34 and 33 percent, respectively. The effective tax rate for the second quarter of 2000 approximated 35 percent. The decrease in the effective tax rate in the second quarter of 2001 is due to an increase in tax-exempt income resulting from the purchase of bank owned life insurance.


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




                                                 Six Months Ended
                       --------------------------------------------------------------------
                                  June 2001                            June 2000
-------------------------------------------------------------------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible    "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes and cumulative
  effect of accounting
  change               $72,649     $7,632      $80,281     $80,647     $7,774      $88,421
Income taxes            24,458      1,662       26,120      27,861      1,701       29,562
                       -------     ------      -------     -------     ------      -------
Income before cumulative
  effect of accounting
  change                48,191      5,970       54,161      52,786      6,073       58,859
Cumulative effect of
  accounting change,
  net of tax             3,010                   3,010
                       -------     ------      -------     -------     ------      -------
Net income             $51,201     $5,970      $57,171     $52,786     $6,073      $58,859
                       =======     ======      =======     =======     ======      =======
Net income per diluted
  common share         $   .96     $  .11      $  1.07     $   .98     $  .12      $  1.10

Return on assets          1.36%                   1.52%*      1.52%                   1.69%*
Return on equity         17.31                   19.33**     20.54                   22.90**

 * Calculated as A/B
** Calculated as A/C                                           June 2001       June 2000
   -----------------                                           ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   57,171     $   58,859
(B) Total average assets                                        7,566,596      7,004,765
(C) Average shareholders' equity                                  596,360        516,829








                                               Three Months Ended
                       --------------------------------------------------------------------
                                  June 2001                           March 2001
                       --------------------------------    --------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible    "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes                $42,904     $3,752      $46,656     $29,745     $3,880      $33,625
Income taxes            14,243        809       15,052      10,215        853       11,068
                       -------     ------      -------     -------     ------      -------
Income before cumulative
  effect of accounting
  change                28,661      2,943       31,604      19,530      3,027       22,557
Cumulative effect of
  accounting change,
  net of tax                                                 3,010                   3,010
                       -------     ------      -------     -------     ------      -------

Net income             $28,661     $2,943      $31,604     $22,540     $3,027      $25,567
                       =======     ======      =======     =======     ======      =======
Net income per common
  share                $   .54     $  .05      $   .59     $   .42     $  .06      $   .48

Return on assets          1.50%                   1.65%*      1.23%                   1.39%*
Return on equity         19.09                   21.05**     15.48                   17.56**

 * Calculated as A/B
** Calculated as A/C                                           June 2001      March 2001
   -----------------                                           ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   31,604     $   25,567
(B) Total average assets                                        7,680,715      7,451,495
(C) Average shareholders' equity                                  602,201        590,454




                                      Three Months Ended
                              --------------------------------
                                         June 2000
                              --------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
--------------------------------------------------------------
Income before income taxes     $42,233     $3,818     $46,051
Income taxes                    14,603        827      15,430
                               -------     ------     -------
Income before cumulative
  effect of accounting
  change                        27,630      2,991      30,621
Cumulative effect of
  Accounting change,
  Net of tax
                               -------     ------     -------

Net income                     $27,630     $2,991     $30,621
                               =======     ======     =======
Net income per common share    $   .52     $  .05     $   .57

Return on assets                  1.56%                  1.73%*
Return on equity                 21.31                  23.61 **

 * Calculated as A/B
** Calculated as A/C

                                                             June 2000
                                                             ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   30,621
(B) Total average assets                                      7,111,133
(C) Average shareholders' equity                                521,594





     Cullen/Frost's cash earnings for the six months and second quarter ending June 30, 2001 were $57.2 million or $1.07 per diluted common share and $31.6 million or $.59 per diluted common share, respectively. Cash earnings return on assets and return on equity for the second quarter of 2001 were 1.65 percent and 21.05 percent, respectively.


Balance Sheet
     Average assets for the second quarter were $7.7 billion up $570 million or
8.0 percent from the second quarter of 2000. Total deposits averaged $6.5 billion for the current quarter, up $508 million or 8.5 percent when compared to the second quarter of 2000. This growth was influenced by one major customer of the bank where deposits increased related to the clearing of payments for mortgage refinances. Excluding the impact of this customer the growth from the second quarter of 2000 would have been 5.9 percent. Average loans for the second quarter of 2001 were $4.6 billion. This is flat with the first quarter of 2001 and up 5.2 percent from the second quarter of last year or 9 percent excluding the combined impact of mortgage lending (mortgage products are now offered through a co-branding relationship with GMAC Mortgage) and indirect loans which have been de-emphasized.


Loans


                                     2001                       2000
                            ----------------------    -----------------------
Loan Portfolio                          Percentage
Period-End Balances           June 30    of Total     December 31    June 30
-----------------------------------------------------------------------------
Commercial and industrial:
  Energy                    $  108,409      2.4%      $  141,682   $  129,947
  Other                      1,793,030     39.4        1,678,537    1,596,477
Consumer:
  Indirect                      98,210      2.2          136,914      176,709
  Other                        330,365      7.3          308,726      308,423
Real estate                  2,151,071     47.3        2,191,732    2,121,647
Other                           71,591      1.6           84,403       99,309
Unearned discount               (6,762)     (.2)          (7,349)      (6,713)
                            ----------    -----       ----------   ----------
Total Loans                 $4,545,914    100.0%      $4,534,645   $4,425,799
                            ==========    =====       ==========   ==========


     At June 30, 2001 period-end loans totaled $4.5 billion flat from the previous quarter and up 2.7 percent from the same period last year. Period-end loans would have been flat and up 6.2 percent, respectively, from the first quarter of 2001 and second quarter of 2000 excluding the combined impact of mortgage lending and indirect loans. As indicated below, purchased shared national credits outstanding have decreased during 2001 affecting loan volumes. These loans decreased $45 million since March 31, 2001. Declines in energy (primarily shared national credits) and other residential loans offset the increases in direct consumer loans and other commercial and industrial loans when compared to the first quarter of 2001. Most of the increase from a year ago is attributable to commercial and industrial loans, excluding energy, up $197 million or 12.3 percent.
     At June 30, 2001, Cullen/Frost had approximately $258 million of purchased shared national credits outstanding down from $303 million at March 31, 2001 and $316 million at year-end 2000. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, Cullen/Frost must have an existing banking relationship or the expectation of broadening the relationship with other bank products. Approximately 28 percent of the outstanding balance of shared national credits are energy related with the remainder diversified throughout various industries.


Real Estate Loans
     Real estate loans at June 30, 2001, were $2.2 billion or 47.3 percent of period-end loans compared to 47.9 percent a year ago. Amortizing permanent mortgages represented 54.4 percent of the total real estate loan portfolio at quarter end. Other real estate loans increased $59 million and was offset by $37 million in permanent mortgages including 1-4 family residential mortgages which were impacted as Cullen/Frost withdrew from mortgage origination. Mortgage loans are now offered through Cullen/Frost's co-branding arrangement with GMAC Mortgage. This arrangement will broaden the mortgage products that can be offered to the Corporation's customer base, as well as leverage GMAC's commitment to web-based mortgage products. Real estate loans categorized as "other" are primarily amortizing commercial and industrial loans with maturities of less than five years secured by real property. Approximately 42 percent of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company) which historically has resulted in lower risk, provides financial stability and is less susceptible to economic swings.
     At June 30, 2001, real estate loans 90 days past due (excluding non-accrual loans) were $9.4 million, compared with $4.6 million at March 31, 2001, and $2.4 million at June 30, 2000. The increase from the prior quarter is related to a $7.5 million commercial real estate loan that is well secured and in the process of collection.



                                                 2001                 2000
                                       ------------------------     --------
Real Estate Loans                                   Percentage
Period-End Balances                      June 30     of Total       June 30
----------------------------------------------------------------------------
Construction                           $  411,379      19.1%      $  403,747
Land                                      145,864       6.8          145,861
Permanent mortgages:
  Commercial                              485,699      22.6          481,517
  1-4 Family residential                  282,798      13.2          328,396
  Other residential                       392,270      18.2          388,314
Other                                     433,061      20.1          373,812
                                       ----------     ------      ----------
                                       $2,151,071     100.0%      $2,121,647
                                       ==========     ======      ==========
Non-accrual                            $    1,716        .1%      $    4,175


Mexico

     Cullen/Frost's cross border outstandings to Mexico, excluding $14.7 million in loans secured by assets held in the United States, totaled $74 thousand at June 30, 2001 compared to $32 thousand at March 31, 2001 and down from $8.8 million last year. The variance from the second quarter last year represents normal fluctuations in lines of credit used by Mexican banks to finance trade. At June 30, 2001, there were no Mexican-related loans on non-performing status compared to $285 thousand a year ago.



Non-Performing Assets

                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
June 30, 2001                                     Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual                                       $1,716  $21,198   $22,914
Foreclosed assets                                  2,418      384     2,802
                                                  ------  -------   -------
     Total                                        $4,134  $21,582   $25,716
                                                  ======  =======   =======
As a percentage of total
  non-performing assets                             16.1%    83.9%    100.0%



     Non-performing assets totaled $25.7 million at June 30, 2001 up 61.1 percent from $16.0 million at June 30, 2000 and up 11.7 percent from $23.0 million at March 31, 2001. Included in non-performing loans is a shared national credit currently recorded at $6.6 million. Non-performing assets as a percentage of total loans and foreclosed assets increased to .57 percent at June 30, 2001 from .36 percent one year ago. Non-performing assets as a percentage of total assets was .33 percent for the second quarter 2001 compared to .22 percent for the second quarter 2000. The Company expects non-performing assets will continue to increase through the remainder of 2001.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.
     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was approximately $473 thousand for the second quarter of 2001, compared to approximately $649 thousand for the first quarter of 2001 and approximately $325 thousand for the second quarter of 2000. Accruing loans past due are summarized below:



                                                ACCRUING LOANS PAST DUE
                                            ------------------------------
                                            June 30   December 31  June 30
                                              2001        2000       2000
--------------------------------------------------------------------------
30 to 89 days                               $31,656    $43,671     $24,106
90 days or more                              13,369      7,972       5,810
                                            -------    -------     -------
   Total                                    $45,025    $51,643     $29,916
                                            =======    =======     =======


Allowance for Possible Loan Losses

     The allowance for possible loan losses was $65.3 million or 1.44 percent of period-end loans at June 30, 2001, compared to $59.0 million or 1.33 percent at June 30, 2000 and $64.1 million or 1.40 percent at March 31, 2001. The allowance for possible loan losses as a percentage of non-accrual loans was 285 percent at June 30, 2001, compared to 453 percent at June 30, 2000 and 310 percent at the end of the first quarter of 2001.
     Cullen/Frost recorded a $1.0 million provision for possible loan losses during the second quarter of 2001. This compares to $2.9 million provision for possible loan losses during the second quarter of 2000 and $15.0 million for the first quarter of 2001. Net recoveries in the second quarter of 2001 totaled $189 thousand, compared to net charge-offs of $2.4 million and $14.2 million for the second quarter of 2000 and for the first quarter of 2001, respectively. The higher provision and charge-offs in the first quarter of 2001 resulted from a write down to discounted collateral value of $6.9 million of the $20 million previously mentioned shared national credit.

                                                  NET CHARGE-OFFS (RECOVERIES)
                                                  ----------------------------
                                                         2001           2000
                                                  ------------------   -------
                                                   Second     First    Second
                                                   Quarter   Quarter   Quarter
------------------------------------------------------------------------------
Real estate                                       $  (688)  $    77   $    (7)
Commercial and industrial                              84    13,563     1,689
Consumer                                              387       594       688
Other, including foreign                               28        (3)       (3)
                                                  -------   -------   -------
                                                  $  (189)  $14,231   $ 2,367
                                                  =======   =======   =======

Provision for possible loan losses                $ 1,000   $15,031   $ 2,867
Allowance for possible loan losses                 65,254    64,065    58,965



Capital and Liquidity
     At June 30, 2001, shareholders' equity was $612.4 million compared to $524.6 million at June 30, 2000 and $592.5 million at March 31, 2001. Activity in the shareholders equity account during 2001 includes $21.1 million of dividends paid offset by earnings of $51.2 million. In addition, Cullen/Frost had an unrealized gain on securities available for sale, net of deferred taxes, of $3.6 million as of June 30, 2001 compared to an unrealized loss of $4.0 million as of December 31, 2000 which had the effect of increasing capital by $7.6 million. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     The Cullen/Frost board of directors raised the cash dividend 10.3 percent in the second quarter of 2001 to $.215 per common share compared to $.195 per common share paid since the second quarter of 2000. This equates to a dividend payout ratio of 38.7 percent and 44.6 percent for the second and first quarters of 2001, respectively. The dividend payout ratio for the second quarter of 2000 was 36.8 percent.
     Funding sources available at the holding company level include a $7.5 million short-term line of credit. There were no borrowings outstanding from this source at June 30, 2001 or 2000.
     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.
     Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in Cullen/Frost's natural trade area which maintain accounts with and sell Federal funds to The Frost National Bank, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.



Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)


                                           June 30, 2001                 June 30, 2000
                                    ----------------------------  ----------------------------
                                                Interest                      Interest
                                     Average    Income/   Yield/   Average    Income/   Yield/
                                     Balance    Expense    Cost    Balance    Expense    Cost
                                    ----------  --------  ------  ----------  --------  ------
ASSETS
Time deposits                       $    7,071  $    215   5.24%  $    6,952  $    270  5.72%
Securities:
 U.S. Treasury                          59,556     1,784   6.04      127,765     3,701  5.83
 U.S. Government agencies
  and corporations                   1,339,492    43,525   6.50    1,344,320    45,883  6.83
 States and political subdivisions
   Tax-exempt                          163,199     5,851   7.17      148,448     5,603  7.55
   Taxable                               3,378       109   6.48        3,463       115  6.67
 Other                                  34,793     1,050   6.04       34,707     1,458  8.40
                                    ----------  --------           ---------  --------
     Total securities                1,600,418    52,319   6.54    1,658,703    56,760  6.85
Federal funds sold and securities
  purchased under resale agreements    238,654     5,764   4.80       68,417     2,100  6.07
Loans, net of unearned discount      4,561,781   188,895   8.35    4,272,968   188,790  8.89
                                    ----------  --------          ----------  --------
Total Earning Assets and
    Average Rate Earned              6,407,924   247,193   7.76    6,007,040   247,920  8.29
Cash and due from banks                741,280                       604,410
Allowance for possible loan losses     (64,529)                      (58,773)
Banking premises and equipment         150,477                       145,062
Accrued interest and other assets      331,444                       307,026
                                    ----------                    ----------
Total Assets                        $7,566,596                    $7,004,765
                                    ==========                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,744,306                    $1,601,978
  Correspondent banks                  242,229                       220,686
  Public funds                          37,486                        30,520
                                    ----------                     ---------
     Total demand deposits           2,024,021                     1,853,184
Time deposits:
 Savings and Interest-on-Checking      960,548     2,542    .53      976,027     3,237   .67
 Money market deposit accounts       1,802,539    30,022   3.36    1,638,872    35,157  4.31
 Time accounts                       1,279,978    33,333   5.25    1,229,774    29,792  4.87
 Public funds                          301,746     6,065   4.05      232,334     5,131  4.44
                                    ----------  --------           ---------  --------
     Total time deposits             4,344,811    71,962   3.34    4,077,007    73,317  3.62
                                    ----------                     ---------
  Total deposits                     6,368,832                     5,930,191
Federal funds purchased and securities
  sold under repurchase agreements     361,322     7,779   4.28      302,376     7,914  5.18
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net              98,582     4,238   8.60       98,529     4,238  8.60
Long-term notes payable                  3,347       109   6.57        2,548        70  5.53
Other borrowings                        31,623       929   5.93       69,832     2,574  7.41
                                    ----------  --------          ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,839,685    85,017   3.53    4,550,292    88,113  3.89
                                    ----------  --------   ----   ----------  --------  ----
Accrued interest and other liabilities 106,530                        84,460
                                    ----------                    ----------
Total Liabilities                    6,970,236                     6,487,936
SHAREHOLDERS' EQUITY                   596,360                       516,829
                                    ----------                    ----------
Total Liabilities and
  Shareholders' Equity              $7,566,596                    $7,004,765
                                    ==========                    ==========
Net interest income                             $162,176                      $159,807
                                                ========                      ========
Net interest spread                                        4.23%                        4.40%
                                                           ====                         ====
Net interest income to total average earning assets        5.09%                        5.34%
                                                           ====                         ====

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate.  Non-
accrual loans are included in the average loan amounts outstanding for these computations.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)


                                            June 30, 2001                March 31, 2001
                                     ---------------------------  --------------------------
                                                 Interest                     Interest
                                       Average   Income/  Yield/    Average   Income/  Yield/
                                       Balance   Expense   Cost     Balance   Expense   Cost
                                     ----------  -------- ------  ---------- --------- -----
ASSETS
Time deposits                        $    7,751  $     99  5.11%  $    6,383 $    116  5.37%
Securities:
 U.S. Treasury                           17,028       192  4.52      102,556    1,592  6.29
 U.S. Government agencies
  and corporations                    1,337,607    21,427  6.41    1,341,398   22,098  6.59
 States and political subdivisions
   Tax-exempt                           163,453     2,908  7.12      162,943    2,943  7.22
   Taxable                                3,388        55  6.46        3,368       55  6.50
 Other                                   32,751       469  5.73       36,858      580  6.30
                                     ----------  --------         ----------  -------
     Total securities                 1,554,227    25,051  6.45    1,647,123   27,268  6.63
Federal funds sold and securities
  purchased under resale agreements     315,871     3,520  4.41      160,578    2,244  5.59
Loans, net of unearned discount       4,559,623    90,157  7.93    4,563,963   98,738  8.77
                                     ----------  --------         ---------- --------
Total Earning Assets and
    Average Rate Earned               6,437,472   118,827  7.40    6,378,047  128,366  8.14
Cash and due from banks                 806,665                      675,168
Allowance for possible loan losses      (65,728)                     (63,316)
Banking premises and equipment          150,376                      150,581
Accrued interest and other assets       351,930                      311,015
                                     ----------                   ----------
Total Assets                         $7,680,715                   $7,451,495
                                     ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual          $1,828,870                   $1,658,802
  Correspondent banks                   248,370                      236,020
  Public funds                           35,709                       39,282
                                     ----------                   ----------
     Total demand deposits            2,112,949                    1,934,104
Time deposits:
 Savings and Interest-on-Checking       970,673     1,115   .46      950,311    1,427   .61
 Money market deposit accounts        1,824,869    12,857  2.83    1,780,012   17,166  3.91
 Time accounts                        1,276,765    15,741  4.95    1,283,226   17,592  5.56
 Public funds                           293,816     2,709  3.70      309,713    3,355  4.39
                                     ----------   -------         ----------  -------
     Total time deposits              4,366,123    32,422  2.98    4,323,262   39,540  3.71
                                     ----------   -------         ----------  -------
  Total deposits                      6,479,072                    6,257,366
Federal funds purchased and securities
  sold under repurchase agreements      360,786     3,417  3.75      361,864    4,362  4.82
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net               98,589     2,119  8.60       98,575    2,119  8.60
Long-term notes payable                   3,060        47  6.17        3,637       62  6.92
Other borrowings                         31,405       455  5.81       31,843      474  6.04
                                     ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid               4,859,963    38,460  3.17    4,819,181   46,557  3.91
                                     ----------   -------  ----   ----------  -------  ----
Accrued interest and other liabilities  105,602                      107,756
                                     ----------                   ----------
Total Liabilities                     7,078,514                    6,861,041
SHAREHOLDERS' EQUITY                    602,201                      590,454
                                     ----------                   ----------
Total Liabilities and
  Shareholders' Equity               $7,680,715                   $7,451,495
                                     ==========                   ==========
Net interest income                              $ 80,367                    $ 81,809
                                                 ========                    ========
Net interest spread                                        4.23%                       4.23%
                                                           ====                        ====
Net interest income to total average earning assets        5.00%                       5.18%
                                                           ====                        ====


The above information is shown on a taxable-equivalent basis assuming a 35% tax rate.  Non-
accrual loans are included in the average loan amounts outstanding for these computations.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)


                                         December 31, 2000            September 30, 2000
                                   ----------------------------  ---------------------------
                                                Interest                     Interest
                                     Average    Income/  Yield/   Average    Income/  Yield/
                                     Balance    Expense  Cost     Balance    Expense  Cost
                                   ----------  --------- -----  ----------  --------  -----
ASSETS
Time deposits                      $    8,092  $    121  5.96%  $    6,903  $    114  6.60%
Securities:
 U.S. Treasury                        131,205     2,107  6.39      133,932     2,108  6.26
 U.S. Government agencies
  and corporations                  1,369,655    23,281  6.80    1,287,967    22,080  6.86
 States and political subdivisions
   Tax-exempt                         155,761     2,835  7.28      154,421     2,847  7.38
   Taxable                              3,319        55  6.59        3,354        56  6.65
 Other                                 36,443       590  6.42       35,608       569  6.39
                                   ----------  --------         ----------  --------
     Total securities               1,696,383    28,868  6.80    1,615,282    27,660  6.85
Federal funds sold and securities
  purchased under resale agreements   202,699     3,354  6.47      182,310     3,052  6.55
Loans, net of unearned discount     4,458,675   103,971  9.28    4,405,125   101,765  9.19
                                   ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned             6,365,849   136,314  8.52    6,209,620   132,591  8.50
Cash and due from banks               646,062                      632,534
Allowance for possible loan losses    (60,396)                     (59,170)
Banking premises and equipment        147,372                      147,221
Accrued interest and other assets     304,500                      308,265
                                   ----------                   ----------
Total Assets                       $7,403,387                   $7,238,470
                                   ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,678,877                   $1,662,944
  Correspondent banks                 226,760                      242,942
  Public funds                         35,241                       34,598
                                   ----------                   ----------
     Total demand deposits          1,940,878                    1,940,484
Time deposits:
 Savings and Interest-on-Checking     948,065     1,548   .65      945,462     1,559   .66
 Money market deposit accounts      1,795,348    21,125  4.68    1,739,909    20,255  4.63
 Time accounts                      1,257,464    17,797  5.63    1,238,874    16,909  5.43
 Public funds                         302,853     3,542  4.65      234,320     2,806  4.76
                                   ----------  --------         ----------  --------
     Total time deposits            4,303,730    44,012  4.07    4,158,565    41,529  3.97
                                   ----------  --------         ----------  --------
  Total deposits                    6,244,608                    6,099,049
Federal funds purchased and securities
  sold under repurchase agreements    368,071     5,205  5.53      332,446     4,770  5.61
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net             98,561     2,119  8.60       98,547     2,118  8.60
Long-term notes payable                 3,683        61  6.63        6,270        73  4.67
Other borrowings                       34,750       530  6.07       78,701     1,038  5.25
                                   ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid             4,808,795    51,927  4.29    4,674,529    49,528  4.21
                                   ----------  --------  ----   ----------  --------  ----
Accrued interest and other
  liabilities                          93,988                       84,695
                                   ----------                   ----------
Total Liabilities                   6,843,661                    6,699,708
SHAREHOLDERS' EQUITY                  559,726                      538,762
                                   ----------                   ----------
Total Liabilities and
  Shareholders' Equity             $7,403,387                   $7,238,470
                                   ==========                   ==========
Net interest income                            $ 84,387                     $ 83,063
                                               ========                     ========
Net interest spread                                      4.23%                        4.29%
                                                         ====                         ====
Net interest income to total average earning assets      5.28%                        5.33%
                                                         ====                         ====


The above information is shown on a taxable-equivalent basis assuming a 35% tax rate.  Non-
accrual loans are included in the average loan amounts outstanding for these computations.




Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)

                                            June 30, 2000
                                    -----------------------------
                                                 Interest
                                       Average   Income/   Yield/
                                       Balance   Expense   Cost
                                    ----------   --------  ------
ASSETS
Time deposits                       $    7,022   $    125  6.04%
Securities:
 U.S. Treasury                         123,932      1,837  5.96
 U.S. Government agencies
  and corporations                   1,372,244     23,515  6.85
 States and political subdivisions
   Tax-exempt                          148,872      2,794  7.51
   Taxable                               3,460         58  6.67
 Other                                  35,067        934 10.66
                                    ----------   --------
     Total securities                1,683,575     29,138  6.93
Federal funds sold and securities
  purchased under resale agreement      86,578      1,372  6.27
Loans, net of unearned discount      4,334,450     97,366  9.04
                                    ----------   --------
Total Earning Assets and
    Average Rate Earned              6,111,625    128,001  8.41
Cash and due from banks                607,792
Allowance for possible loan losses     (58,951)
Banking premises and equipment         146,498
Accrued interest and other assets      304,169
                                    ----------
Total Assets                        $7,111,133
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,636,719
  Correspondent banks                  217,843
  Public funds                          29,157
                                    ----------
     Total demand deposits           1,883,719
Time deposits:
 Savings and Interest-on-Checking      974,995      1,621   .67
 Money market deposit accounts       1,645,561     18,343  4.48
 Time accounts                       1,235,310     15,593  5.08
 Public funds                          231,319      2,703  4.70
                                    ----------   --------
     Total time deposits             4,087,185     38,260  3.76
                                    ----------   --------
  Total deposits                     5,970,904
Federal funds purchased and securities
  sold under repurchase agreements     318,303      4,376  5.44
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net              98,534      2,119  8.60
Long-term notes payable                  2,460         31  5.04
Other borrowings                       113,074      2,120  7.54
                                    ----------   --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,619,556     46,906  4.07
                                    ----------   --------  ----
Accrued interest and other liabilities  86,264
                                    ----------
Total Liabilities                    6,589,539
SHAREHOLDERS' EQUITY                   521,594
                                    ----------
Total Liabilities and
  Shareholders' Equity              $7,111,133
                                    ==========
Net interest income                              $ 81,095
                                                 ========
Net interest spread                                        4.34%
                                                           ====
Net interest income to total average earning assets        5.33%
                                                           ====


The above information is shown on a taxable-equivalent basis assuming a 35% tax rate.  Non-
accrual loans are included in the average loan amounts outstanding for these computations.



Item 3.

Quantitative and Qualitative Disclosures About Market Risks

     Market risk is the potential loss arising from adverse changes in the fair value of a financial instrument due to the changes in market rates and prices. In the ordinary course of business, Cullen/Frost's market risk is primarily interest rate risk. The Corporation's interest rate sensitivity and liquidity are monitored by its Asset/Liability Management Committee on an ongoing basis. The Committee seeks to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, level of risk over time and exposure to changes in certain interest rate relationships.
     Cullen/Frost utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing or decreasing ratably 200 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. All off-balance sheet financial instruments such as derivatives are included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 1.9 percent relative to the base case over the next 12 months; while a decrease of 200 basis points will result in a negative variance in net interest income of 3.6 percent. This compares to the year-end 2000 estimate when a 200 basis points increase in rates resulted in a positive variance in net interest income of 0.9 percent relative to the base case over the next 12 months; while a decrease of 200 basis points resulted in a negative variance in net interest income of 1.8 percent. The Corporation's trading portfolio is immaterial and as such separate quantitative disclosure is not presented.
     Cullen/Frost continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The Corporation's objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, the Corporation may lengthen or shorten the duration of assets or liabilities or enter into derivative contracts to mitigate potential market risk.



Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Corporation was held on May 30, 2001. The following matters were submitted to a vote of the Corporation's shareholders.

1.  Election of Directors:

     Election of one director nominee into Class I, with a term expiring in 2003, and seven director nominees into Class II, with terms expiring in 2004, was approved with no nominee receiving less than 41.1 million votes.


Nominee                     Total Votes For     Total Votes Withheld
-------                     ---------------     --------------------
Class I:
Carlos Alvarez                46,146,369               189,903

Class II:
Royce S. Caldwell             46,171,885               164,387
Richard W. Evans, Jr.         41,195,676             5,140,596
T. C. Frost                   41,201,630             5,134,642
Preston M. Geren III          46,172,151               164,121
Karen E. Jennings             46,161,921               174,351
Richard M. Kleberg, III       46,172,551               163,721
Horace Wilkins, Jr.           46,172,551               163,721


2.  Approval of the Cullen/Frost Bankers, Inc. 2001 Stock Plan

   Total Votes For               31,697,738
   Total Votes Against            9,405,281
   Total Abstentions                148,894


3.  Amend the Cullen/Frost Bankers, Inc. 1997 Director Stock Plan

   Total Votes For               32,460,926
   Total Votes Against            8,601,201
   Total Abstentions                189,788


4.  Selection of Independent Auditors

   Total Votes For               46,081,065
   Total Votes Against              198,472
   Total Abstentions                 56,735




Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         During the quarter ended June 30, 2001, a Current Report on Form 8-K, dated April 18, 2001, was filed with the Commission by Cullen/Frost.




                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Cullen/Frost Bankers, Inc.
                                              (Registrant)


Date:   July 25, 2001                     By: /S/Phillip D. Green
                                              -----------------------
                                              Phillip D. Green
                                              Group Executive Vice President
                                              and Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)
	11
	15
	31