Form 10-Q
period 2001-09-30
CULLEN FROST BANKERS INC
filed 2001-10-25
CIK 39263

Securities and Exchange Commission
                             Washington, D.C. 20549




                                   Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2001         Commission file number 0-7275



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At October 19, 2001, there were 51,384,172 shares of Common Stock, $.01 par value, outstanding.



Part I. Financial Information

Item 1.  Financial Statements (Unaudited)




Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                   Three Months Ended    Nine Months Ended
                                                      September 30          September 30
                                                  -------------------   -------------------
                                                    2001       2000       2001       2000
                                                  --------   --------   --------   --------
INTEREST INCOME
 Loans, including fees                            $ 82,520   $101,684   $271,156   $290,206
 Securities:
    Taxable                                         25,708     24,783     72,168     75,886
    Tax-exempt                                       1,903      1,859      5,662      5,511
                                                  --------   --------   --------   --------
     Total Securities                               27,611     26,642     77,830     81,397
 Time deposits                                          72        114        287        384
 Federal funds sold and securities purchased
   under resale agreements                           2,864      3,052      8,628      5,152
                                                  --------   --------   --------   --------
     Total Interest Income                         113,067    131,492    357,901    377,139
INTEREST EXPENSE
 Deposits                                           26,830     41,529     98,792    114,846
 Federal funds purchased and securities
   sold under repurchase agreements                  2,840      4,770     10,619     12,684
 Guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable
  interest debentures                                2,118      2,118      6,356      6 356
 Subordinated notes payable and other borrowings     2,039      1,111      3,077      3,755
                                                  --------   --------   --------   --------
    Total Interest Expense                          33,827     49,528    118,844    137,641
                                                  --------   --------   --------   --------
    Net Interest Income                             79,240     81,964    239,057    239,498
Provision for possible loan losses                  20,000      3,436     36,031      8,985
                                                  --------   --------   --------   --------
     Net Interest Income After Provision
       For Possible Loan Losses                     59,240     78,528    203,026    230,513
NON-INTEREST INCOME
 Trust fees                                         12,464     12,488     37,307     36,620
 Service charges on deposit accounts                17,769     15,212     52,320     44,376
 Insurance commissions                               4,977      3,828     12,470      6,934
 Other service charges, collection and
    exchange charges, commissions and fees           6,181      5,259     18,780     14,804
 Net gain(loss) on securities transactions              80          2         78         (6)
 Other                                               7,328      5,618     23,075     22,170
                                                  --------   --------   --------   --------
     Total Non-Interest Income                      48,799     42,407    144,030    124,898
NON-INTEREST EXPENSE
 Salaries and wages                                 35,864     35,460    108,185    103,128
 Pension and other employee benefits                 9,302      7,338     26,552     22,559
 Net occupancy of banking premises                   7,636      7,050     22,182     20,666
 Furniture and equipment                             5,779      5,150     18,031     15,435
 Intangible amortization                             3,732      3,891     11,364     11,665
 Other                                              20,960     19,584     63,327     58,849
                                                  --------   --------   --------   --------
     Total Non-Interest Expense                     83,273     78,473    249,641    232,302
                                                  --------   --------   --------   --------
     Income Before Income Taxes and
       Cumulative Effect of Accounting Change       24,766     42,462     97,415    123,109
Income Taxes                                         8,116     14,704     32,574     42,565
                                                  --------   --------   --------   --------
Income Before Cumulative Effect of Accounting
  Change                                            16,650     27,758     64,841     80,544
Cumulative effect of change in accounting for
  derivatives, net of tax                                                  3,010
                                                  --------   --------   --------   --------
     Net Income                                   $ 16,650   $ 27,758   $ 67,851   $ 80,544
                                                  ========   ========   ========   ========
Basic per share:
  Income before cumulative effect of
    accounting change                             $    .32   $    .53   $   1.26   $   1.54
  Cumulative effect of change in accounting,
    net of taxes                                                             .06
                                                  --------   --------   --------   --------
     Net Income                                   $    .32   $    .53   $   1.32   $   1.54
                                                  ========   ========   ========   ========
Diluted per share:
  Income before cumulative effect of
    accounting change                             $    .31   $    .52   $   1.21   $   1.50
  Cumulative effect of change in accounting,
    net of taxes                                                             .06
                                                  --------   --------   --------   --------
     Net Income                                   $    .31   $    .52   $   1.27   $   1.50
                                                  ========   ========   ========   ========

Dividends per common share                        $   .215   $   .195   $   .625   $   .565


See notes to consolidated financial statements.






Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                    September 30  December 31  September 30
                                                        2001          2000         2000
                                                     ----------   -----------   ----------
Assets
Cash and due from banks                              $  866,342    $  820,459   $  685,383
Time deposits                                             3,267         3,574        5,410
Securities held to maturity                              56,064        71,153       74,612
Securities available for sale                         1,846,138     1,594,860    1,400,936
Trading account securities                                6,906         2,471          230
Federal funds sold and securities purchased
  under resale agreements                               307,525       215,050      248,825
Loans, net of unearned discount of $5,937 at
  September 30, 2001; $7,349 at December 31, 2000
  and $6,787 at September 30, 2000                    4,537,556     4,534,645    4,468,818
    Less: Allowance for possible loan losses            (80,188)      (63,265)     (59,965)
                                                     ----------    ----------   ----------
     Net loans                                        4,457,368     4,471,380    4,408,853
Banking premises and equipment                          148,968       149,893      146,454
Accrued interest and other assets                       419,228       331,532      384,110
                                                     ----------    ----------   ----------
     Total Assets                                    $8,111,806    $7,660,372   $7,354,813
                                                     ==========    ==========   ==========
Liabilities
Demand Deposits:
  Commercial and individual                          $2,086,805    $1,817,761   $1,722,117
  Correspondent banks                                   246,978       245,734      229,624
  Public funds                                           50,154        55,129       48,300
                                                     ----------    ----------   ----------
     Total demand deposits                            2,383,937     2,118,624    2,000,041
Time Deposits:
  Savings and Interest-on-Checking                      961,343     1,012,790      951,350
  Money market deposit accounts                       1,837,416     1,774,656    1,759,809
  Time accounts                                       1,258,238     1,275,289    1,245,304
  Public funds                                          284,519       318,331      248,449
                                                     ----------    ----------   ----------
     Total time deposits                              4,341,516     4,381,066    4,204,912
                                                     ----------    ----------   ----------
     Total deposits                                   6,725,453     6,499,690    6,204,953
Federal funds purchased and securities
  sold under repurchase agreements                      363,562       363,111      367,372
Accrued interest and other liabilities                  139,325       122,316      133,063
Subordinated notes payable and other long-term debt     152,123         3,661        3,695
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures, net                               98,609        98,568       98,554
                                                     ----------    ----------   ----------
     Total Liabilities                                7,479,072     7,087,346    6,807,637
Shareholders' Equity
Common stock, par value $.01 per share                      536           536          536
  Shares authorized:90,000,000
  Shares issued: 53,561,616
Surplus                                                 191,643       187,673      186,827
Retained earnings                                       476,084       448,006      430,115
Accumulated other comprehensive gain (loss),
  net of tax                                             21,198        (4,023)     (23,322)
Treasury stock(2,007,570; 2,131,534; 1,771,353 shares)  (56,727)      (59,166)     (46,980)
                                                     ----------    ----------   ----------
     Total Shareholders' Equity                         632,734       573,026      547,176
                                                     ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                          $8,111,806    $7,660,372   $7,354,813
                                                     ==========    ==========   ==========



See notes to consolidated financial statements.







Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                  Accumulated
                                                                    Other
                                                                 Comprehensive
                                     Common            Retained  Income/(Loss)  Treasury
                                     Stock   Surplus   Earnings    net of tax     Stock      Total
                                     ------  --------  --------   -----------  ----------   --------
Balance at January 1, 2000            $536   $185,437  $382,168    $(39,110)   $(19,720)    $509,311
  Net income for the twelve months
    ended December 31, 2000                             108,817                              108,817
  Unrealized gain on securities
    available for sale of $36,826,
     net of tax and reclassification
     adjustment for after-tax losses
     included in net income of $3                                    36,829                   36,829
  Additional minimum pension
    Liability, net of tax                                            (1,742)                  (1,742)
                                                                                            --------
       Total comprehensive income                                                            143,904
                                                                                            --------
  Transactions from employee stock
    purchase plan and options                      28    (3,532)                  4,031          527
  Tax benefit related to exercise
    of stock options                            1,926                                          1,926
  Purchase of treasury stock                                                    (44,985)     (44,985)
  Issuance of restricted stock                    282        (5)                  1,508        1,785
  Restricted stock plan deferred
    compensation, net                                       112                                  112
  Cash dividend                                         (39,554)                             (39,554)
                                      ----   --------  --------    --------    --------     --------
Balance at December 31, 2000           536    187,673   448,006      (4,023)    (59,166)     573,026
  Net income for the nine
    months ended September 30, 2001                      67,851                               67,851
  Unrealized gain on securities
    available for sale of $25,272
     net of tax and reclassification
     adjustment for after-tax gains
     included in net income of $51                                   25,221                   25,221
                                                                                            --------
       Total comprehensive income                                                             93,072
                                                                                            --------
  Transactions from employee stock
    purchase plan and options                            (5,735)                  4,819         (916)
  Tax benefit related to exercise
    of stock options                            3,268                                          3,268
  Purchase of treasury stock                                                     (4,829)      (4,829)
  Issuance of restricted stock                    702                             2,449        3,151
  Restricted stock plan deferred
    compensation, net                                    (1,782)                              (1,782)
  Cash dividend                                         (32,256)                             (32,256)
                                      ----   --------  --------    --------    --------     --------
Balance at September 30, 2001         $536   $191,643  $476,084    $ 21,198    $(56,727)    $632,734
                                      ====   ========  ========    ========    ========     ========



See notes to consolidated financial statements.






Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                Nine Months Ended
                                                                  September 30
                                                              ---------------------
                                                                 2001         2000
                                                              ---------     -------
Operating Activities
Net income                                                   $   67,851  $   80,544
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                           36,031       8,985
    Credit for deferred taxes                                    (4,738)     (2,366)
    Accretion of discounts on loans                              (1,403)       (659)
    Accretion of securities' discounts                           (3,883)     (2,131)
    Amortization of securities' premiums                          1,811       1,148
    Net increase in trading securities                           (4,435)       (229)
    Net (gain) loss on securities transactions                      (78)          6
    Net gain on sale of assets                                   (1,630)     (2,279)
    Depreciation and amortization                                26,681      25,112
    Increase in interest receivable                              (6,827)     (7,584)
    (Decrease) increase in interest payable                      (5,019)        873
    Originations of loans held-for-sale                         (36,925)    (52,313)
    Proceeds from sales of loans held-for-sale                   20,921      60,566
    Tax benefit from exercise of employee stock options           3,268       1,081
    Net change in other assets and liabilities                   20,736      21,342
                                                              ---------     -------
     Net cash provided by operating activities                  112,361     132,096

Investing Activities
Proceeds from maturities of securities held to maturity          15,012      10,533
Purchases of investment securities                                              (95)
Proceeds from sales of securities available for sale            888,522     965,746
Proceeds from maturities of securities available for sale       455,494     218,021
Purchases of securities available for sale                   (1,554,265) (1,083,331)
Purchase of bank-owned life insurance                          (100,000)
Net increase in loans                                            (3,343)   (317,149)
Net increase in bank premises and equipment                     (12,835)    (14,764)
Proceeds from sales of repossessed properties                       769       1,360
Net cash and cash equivalents paid for acquisitions              (4,954)       (724)
                                                              ---------    --------
     Net cash used by investing activities                     (315,600)   (220,403)

Financing Activities
Net increase in demand deposits,
  IOC accounts, and savings accounts                            242,814     240,711
Net (decrease) increase in certificates of deposits             (17,051)     10,410
Net increase in short-term borrowings                               451      33,913
Net proceeds from issuance of subordinated notes                148,646
Proceeds from employee stock purchase plan and options            3,515       3,729
Purchase of treasury stock                                       (4,829)    (33,420)
Dividends paid                                                  (32,256)    (29,526)
                                                               --------    --------
     Net cash provided by financing activities                  341,290     225,817
                                                               --------    --------
     Increase in cash and cash equivalents                      138,051     137,510
Cash and cash equivalents at beginning of year                1,039,083     802,108
                                                             ----------    --------
     Cash and cash equivalents at the end of the period      $1,177,134  $  939,618
                                                             ==========    ========

Supplemental information:
  Interest paid                                              $  113,244  $  136,768

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


                                                    Nine Months Ended
                                                       September 30
                                                    ------------------
(in thousands)                                        2001       2000
----------------------------------------------------------------------
Balance at beginning of the period                  $63,265    $58,345
Provision for possible loan losses                   36,031      8,985
Net charge-offs:
  Losses charged to the allowance                   (24,414)    (9,931)
  Recoveries                                          5,306      2,566
                                                    -------    -------
    Net charge-offs                                 (19,108)    (7,365)
                                                    -------    -------
Balance at the end of period                        $80,188    $59,965
                                                    =======    =======

Note C - Impaired Loans

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At September 30, 2001, the majority of the impaired loans were commercial loans and collectibility was measured based on the value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis. Interest revenue recognized on impaired loans for the nine months ended September 30, 2001 was $1.7 million compared to none for the first nine months of 2000. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.


The following is a summary of loans considered to be impaired:

                                                           September 30
                                                      --------------------
(in thousands)                                          2001         2000
--------------------------------------------------------------------------
Impaired loans with no valuation reserve              $ 9,706       $1,490
Impaired loans with a valuation reserve                31,420        4,545
                                                      -------       ------
Total recorded investment in impaired loans           $41,126       $6,035
                                                      =======       ======
Average recorded investment in impaired loans         $20,264       $8,069
Valuation reserve                                      15,542        1,932


Note D - Common Stock and Earnings Per Common Share

     A reconciliation of earnings per share follows:




                                               Nine Months Ended    Three Months Ended
                                                  September 30         September 30
                                               ------------------  --------------------
(in thousands, except per share amounts)         2001       2000       2001       2000
---------------------------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income               $67,851    $80,544    $16,650    $27,758
                                               =======    =======    =======    =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares             51,581     52,296     51,660     51,976
Dilutive effect of stock options                 1,967      1,351      1,844      1,715
                                               -------    -------    -------    -------
Denominator for diluted earnings per share      53,548     53,647     53,504     53,691
                                               =======    =======    =======    =======


Basic per share:
  Income before cumulative effect of
    accounting change                          $  1.26    $  1.54    $   .32    $   .53
  Cumulative effect of change in accounting,
    net of taxes                                   .06
                                               -------    -------    -------    -------
  Net Income                                   $  1.32    $  1.54    $   .32    $   .53
                                               =======    =======    =======    =======
Diluted per share:
  Income before cumulative effect
    accounting change                          $  1.21    $  1.50    $   .31    $   .52
  Cumulative effect of change in accounting,
    net of taxes                                   .06
                                               -------    -------    -------    -------
  Net Income                                   $  1.27    $  1.50    $   .31    $   .52
                                               =======    =======    =======    =======




Note E - Capital

     The table below reflects various measures of regulatory capital at September 30, 2001 and 2000 for Cullen/Frost. The increase in the total capital ratio from last year resulted primarily from the issuance of $150 million of subordinated notes by Frost National Bank, discussed below.





                                             September 30, 2001      September 30, 2000
                                            -------------------      ------------------
Capital                                       Amount     Ratio         Amount     Ratio
---------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                         $  587,761   10.43%      $  540,564   10.16%
     Tier 1 Capital minimum requirement        225,483    4.00          212,728    4.00

     Total Capital                          $  807,013   14.32%      $  600,529   11.29%
     Total Capital minimum requirement         450,965    8.00          425,456    8.00
     Risk-adjusted assets, net of goodwill  $5,637,066               $5,318,197
Leverage ratio                                            7.53%                    7.58%
Average equity as a percentage
  of average assets                                       7.90                     7.44




     At September 30, 2001 and 2000, Cullen/Frost's subsidiary bank was considered "well capitalized" as defined by the FDIC Improvement Act of 1991, the highest rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since September 30, 2001.
     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions, if the Corporation fails to meet the minimum requirements, that could have a direct material effect on the Corporation's financial statements.
     The Frost National Bank, a wholly-owned subsidiary of Cullen/Frost, issued $150 million of its 6 7/8 percent Subordinated Bank Notes (the "Bank Notes") due 2011, during August of 2001. The Bank Notes pay interest semiannually and are not redeemable prior to maturity. The Bank Notes qualify as Tier 2 capital for both Frost National Bank and the Corporation and are reported as debt on the balance sheet. The Corporation records distributions payable on the Bank Notes as interest expense. The Bank Notes were offered only to accredited investors in denominations of $250 thousand or more under the Office of the Comptroller of the Currency's abbreviated registration procedures set forth in
Section 16.6 of Part 16 of 12 C.F.R. Frost National Bank intends to use the proceeds of the sale of these Bank Notes for general corporate purposes.

Note F - Income Taxes

     The following is an analysis of Cullen/Frost's income taxes included in the consolidated statements of operations for the nine-month periods and quarters ended September 30, 2001 and 2000:




                                          Nine Months Ended          Three Months Ended
                                            September 30               September 30
                                         --------------------       -------------------
(in thousands)                             2001         2000          2001        2000
=======================================================================================
Current income tax expense               $37,312      $44,931       $11,889     $14,382
Deferred income tax (benefit) credit      (4,738)      (2,366)       (3,773)        322
                                         -------      -------       -------     -------
Income taxes                             $32,574      $42,565       $ 8,116     $14,704
                                         =======      =======       =======     =======
Current income tax expense related to
  the cumulative effect of change in
  accounting for derivatives               1,620

Income tax payments                      $36,120      $39,665       $17,195     $14,388

Net deferred tax assets at September 30, 2001, were $18.0 million with no valuation allowance.
The deferred tax assets were supported by taxes paid in prior years.





Note G - Acquisitions

     Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.
     On August 1, 2001, Frost Insurance Agency ("FIA"), a subsidiary of The Frost National Bank, completed the acquisition of AIS Insurance & Risk Management, an independent insurance agency based in Fort Worth. AIS offers a broad range of commercial insurance for small to mid-size businesses, including property and casualty, employee benefits (health, life and retirement plans), business succession planning and risk management services. Results of operations have been included from the date of acquisition. The transaction is not expected to have a material impact on Cullen/Frost's 2001 results of operations.
     On July 1, 2000, FIA acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin-based independent insurance agency. Nieman Hanks offers property and casualty insurance, professional and umbrella liability, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning.
Results of operations have been included from the date of acquisition. The Nieman Hanks acquisition did not have a material impact on Cullen/Frost's results of operations for the quarter or year-to-date ended September 30, 2001 and 2000.
     On April 1, 2000, FIA acquired Wayland Hancock, a Houston-based independent insurance agency. Wayland Hancock offers a full range of life and health insurance, as well as retirement and financial planning, to individuals and businesses. Results of operations have been included from the date of acquisition. This acquisition did not have a material impact on Cullen/Frost's results of operations for the quarter or year-to-date ended September 30, 2001 and 2000.


Note H - Accounting for SFAS No. 133

     On January 1, 2001 Cullen/Frost adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that do not meet the specified "hedge" criterion of SFAS No. 133 hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
     Cullen/Frost uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities or on future cash flows. The Company generally uses interest rate swaps to hedge fair values on certain fixed rate assets and liabilities. Prior to the adoption of SFAS No. 133, the fair value of derivative instruments held by Cullen/Frost were not recorded on the balance sheet. On January 1, 2001, Cullen/Frost adopted SFAS No. 133, and at that time, designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of SFAS No. 133. Derivative instruments, particularly interest rate swaps, used to hedge changes in the fair value of certain fixed rate loans due to changes in interest rates were formally designated as fair value hedges. As of January 1, 2001, Cullen/Frost also held an interest rate floor with a notional amount of $1 billion. Prior to the adoption of SFAS No. 133,this interest rate floor contract was considered a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling interest rates. This interest rate floor did not meet the criteria for hedge accounting under SFAS No. 133; and therefore, Cullen/Frost accounted for this floor as trading upon adoption of SFAS No. 133. Additionally, one interest rate swap contract historically characterized as a cash-flow type hedge of a pool of commercial floating rate loans also did not meet the criteria for hedge accounting upon adoption of SFAS No. 133. This interest rate swap contract was recorded at fair-value at January 1, 2001 as a trading derivative with an offsetting amount recorded as other comprehensive loss. On March 30, 2001, this interest rate contract matured and the fair value recorded at January 1, 2001 was reversed.
      The adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax cumulative effect of accounting change of approximately $3 million being recognized as income in the statement of income and the after-tax cumulative effect of accounting change of approximately $185 thousand recorded as other comprehensive income. The cumulative effect adjustments were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The after-tax cumulative effect of accounting change of approximately $3 million (excluding taxes of $1.6 million) to the statement of income was primarily due to the recording of the fair value of the interest rate floor as there was no intrinsic value to this interest rate floor. Subsequent to the adoption of SFAS No. 133, the interest rate floor was sold with an additional pre-tax gain of approximately $1.1 million recorded in other income above the amount reported in the cumulative effect amount.
     Cullen/Frost had 39 interest rate swaps with a notional amount of $115.4 million at September 30, 2001 used to hedge changes in the fair value of certain fixed rate loans due to changes in interest rates. These interest rate swaps were formally designated as fair value hedges. Each swap is expected to be highly effective as a fair value hedge for a specific fixed rate commercial loan or lease. Additionally, the Corporation entered into an interest rate swap with a notional amount of $150 million at September 30, 2001 used to hedge the fair value of the fixed rate subordinated debt interest payments, related to the debentures issued in August 2001 (see Note E), over a five year period. As of September 30, 2001, the Corporation recognized an immaterial net pre-tax loss in other non-interest expense, which represents the period change in the ineffective portion of all the fair-value hedges.
       All interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floor is accrued as an adjustment to interest income and these amounts have not been material in 2001 or 2000.
     SFAS No. 133, as applied to Cullen/Frost's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.


Note I - Accounting Changes

      In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
140). SFAS No. 140 replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets. Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Cullen/Frost for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and the extinguishing of liabilities are effective for transactions occurring after March 31, 2001. Based on current circumstances, the application of the new rules did not have a material impact on the Corporation's results of operations, financial position or liquidity.
     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations completed after June 30, 2001.
     SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Accordingly, no amortization of the goodwill associated with Cullen/Frost's acquisition of AIS Insurance & Risk Management has been recorded. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Corporation adopts the Statement on January 1, 2002. Application of the non-amortization provisions of the Statement is expected to result in additional net income of approximately $7 million per year or approximately $.13 per diluted common share. During 2002, the Corporation will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.


Note J - Operating Segments

     Cullen/Frost has three reportable operating segments: Banking, the Financial Management Group and Frost Securities Inc. Banking includes both commercial and consumer banking services, as well as the results of Frost Insurance Agency. Commercial services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. The Financial Management Group includes fee based services within private trust, retirement services, and financial management services including personal wealth management, insurance, and brokerage services. Frost Securities Inc., an investment banking subsidiary, began operations in August of 1999. These business units were identified through the products and services that are offered within each unit. Prior period amounts have been reclassified to conform to the current year's presentation.
     The accounting policies of each reportable segment are the same as those of the Corporation except for the following items, which impact the Banking and Financial Management Group segments. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead type expenses such as executive administration, accounting, internal audit, and personnel are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated basically at the statutory rate. Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.




Nine Months Ended:                                            Financial
                                                              Management       Frost                 Consolidated
(in thousands)                                    Banking        Group       Securities   Non-Banks      Total
=================================================================================================================
September 30, 2001
Revenues from (expenses to) external customers   $331,367       $50,401       $ 7,698      $(6,379)      $383,087
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 66,632       $ 8,405       $(2,891)     $(4,295)      $ 67,851
                                                 ================================================================


================================================================================================================
September 30, 2000
Revenues from (expenses to) external customers   $315,783       $50,482       $ 4,524      $(6,393)      $364,396
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 78,264       $12,155       $(2,380)     $(7,495)      $ 80,544
                                                 ================================================================




Three Months Ended:                                           Financial
                                                              Management       Frost                 Consolidated
(in thousands)                                    Banking       Group        Securities    Non-Banks     Total

=================================================================================================================
September 30, 2001
Revenues from (expenses to) external customers   $111,079       $16,699       $ 2,369      $(2,108)      $128,039
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 15,644       $ 2,736       $  (878)     $  (852)      $ 16,650
                                                 ================================================================


=================================================================================================================
June 30, 2001
Revenues from (expenses to) external customers   $109,610       $17,242       $ 2,926      $(2,107)      $127,671
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 28,114       $ 3,235       $  (958)     $(1,730)      $ 28,661
                                                 ================================================================


=================================================================================================================
September 30, 2000
Revenues from (expenses to) external customers   $108,037       $17,074       $ 1,412      $(2,152)      $124,371
                                                 ----------------------------------------------------------------
Net income (loss)                                $ 27,240       $ 4,081       $(1,240)     $(2,323)      $ 27,758
                                                 ================================================================






Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Forward-Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), not withstanding that they are not specifically identified as such. In addition, certain statements in future filings by Cullen/Frost with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact also constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on Cullen/Frost and its customers; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) political instability; (v) acts of war or terrorism; (vi) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (vii) changes in consumer spending, borrowings and savings habits; (viii) technological changes; (ix) acquisitions and integration of acquired businesses; (x) the ability to increase market share and control expenses; (xi) changes in the competitive environment among financial holding companies; (xii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Cullen/Frost and its subsidiaries must comply; (xiii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiv) changes in the Corporation's organization, compensation and benefit plans; (xv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xvi) costs or difficulties related to the integration of the businesses of Cullen/Frost being greater than expected; and (xvii) the Corporation's success at managing the risks involved in the foregoing.
     Such forward-looking statements speak only as of the date on which such statements are made. Cullen/Frost undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Results of Operations
     The results of operations are included in the material that follows. All balance sheet amounts are presented in averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments assume a 35 percent federal income tax rate. Dollar amounts in tables are stated in thousands, except for per share amounts.
     Cullen/Frost reported net income of $16.7 million or $.31 per diluted common share for the quarter ended September 30, 2001 compared to $28.7 million or $.54 per diluted common share for the second quarter of 2001 and net income of $27.8 million or $.52 per diluted common share for the third quarter of 2000. Third quarter 2001 results were impacted by a provision for possible loan losses of $20.0 million that built reserves to $80 million or
1.77 percent of period-end loans.
     Net income for the nine months ended September 30, 2001 was $67.9 million or $1.27 per diluted common share compared to $80.5 million or $1.50 per diluted common share for the same period of 2000. Results for the nine months ended September 30 2001 were impacted by a provision for possible loan losses of $36.0 million mainly related to two large credits and lower net interest income. Also included in the year-to-date 2001 results was a pre-tax gain of $5.7 million related to the sale of interest rate floors which had been purchased to hedge interest rate exposure in an environment of falling interest rates. Of the gain, $1.1 million was included in other non-interest income, with the remainder included, net of tax, as the cumulative effect of adopting SFAS No. 133, which went into effect January 1, 2001. Results for the nine months ended September 30 2000 were impacted by a $2 million gain from the sale of mortgage servicing rights to GMAC Mortgage Corporation. Excluding the after-tax net impact from the sale of mortgage servicing rights, earnings per diluted common share for the nine months ended September 30, 2000 would have been $1.48.
     Return on average equity and average assets were 10.50 percent and .83 percent, respectively for the third quarter of 2001. This compares to 20.50 percent and 1.53 percent for the third quarter of 2000. Return on average equity and average assets for the nine months ended September 30, 2001 were
14.94 percent and 1.18 percent compared to 20.52 percent and 1.52 percent for the same period of 2000.




                                                       Summary of Operations
                                         -------------------------------------------------
                                                                   Three Months Ended
                                          Nine Months Ended   ----------------------------
                                             September 30            2001           2000
                                         ------------------   ------------------- --------
                                            2001     2000     Sept.30    June 30  Sept. 30
------------------------------------------------------------------------------------------
Taxable-equivalent net
  interest income                        $242,596  $242,870    $80,420   $80,367   $83,063
Taxable-equivalent adjustment               3,539     3,372      1,180     1,169     1,099
                                         --------  --------    -------   -------   -------
Net interest income                       239,057   239,498     79,240    79,198    81,964
Provision for possible loan losses         36,031     8,985     20,000     1,000     3,436
Non-Interest income:
  Net gain (loss) on securities
    transactions                               78        (6)        80       (12)        2
  Other                                   143,952   124,904     48,719    48,485    42,405
                                         --------  --------    -------   -------   -------
    Total non-interest income             144,030   124,898     48,799    48,473    42,407
Non-Interest expense:
  Goodwill amortization                     6,036     5,843      2,005     2,012     1,993
  Other intangible amortization             5,328     5,822      1,727     1,740     1,898
  Other                                   238,277   220,637     79,541    80,015    74,582
                                         --------  --------    -------   -------   -------
    Total non-interest expense            249,641   232,302     83,273    83,767    78,473
                                         --------  --------    -------   -------   -------
Income before income taxes and
 cumulative effect of accounting change    97,415   123,109     24,766    42,904    42,462
Income taxes                               32,574    42,565      8,116    14,243    14,704
                                         --------  --------    -------   -------   -------
Income before cumulative effect of
 accounting change                         64,841    80,544     16,650    28,661    27,758
Cumulative effect of change in
 accounting for derivatives, net of tax     3,010
                                         --------  --------    -------   -------   -------
Net income                               $ 67,851  $ 80,544    $16,650   $28,661   $27,758
                                         ========  ========    =======   =======   =======

Net income per diluted common share:     $   1.27  $   1.50    $   .31   $   .54   $   .52

Return on Average Assets                     1.18%     1.52%       .83%     1.50%     1.53%
Return on Average Equity                    14.94     20.52      10.50     19.09     20.50





Results of Segment Operations

     Cullen/Frost's operations are managed along three major Operating
Segments: Banking, the Financial Management Group and Frost Securities Inc. ("FSI"), the investment banking subsidiary started in August of 1999. A description of each business and the methodologies used to measure financial performance are described in Note J to the Consolidated Financial Statements on page 12. The following table summarizes net income (loss) by Operating Segment for the nine months and three months ended September 30, 2001 and 2000.




                                                                 Three Months Ended
                                    Nine Months Ended     -------------------------------
                                       September 30              2001              2000
                                   -------------------    -------------------    --------
(in thousands)                       2001        2000     Sept. 30    June 30    Sept. 30
=========================================================================================
Banking                            $66,632     $78,264     $15,644    $28,114     $27,240
Financial Management Group           8,405      12,155       2,736      3,235       4,081
Frost Securities Inc.               (2,891)     (2,380)       (878)      (958)     (1,240)
Non-Banks                           (4,295)     (7,495)       (852)    (1,730)     (2,323)
                                   -------------------     ------------------------------
Consolidated net income            $67,851     $80,544     $16,650    $28,661     $27,758
                                   ===================     ==============================




     Banking net income was $15.6 million for the third quarter of 2001 and was down $12.5 million, or 44.4 percent, from the second quarter of 2001. The decrease from the second quarter was the result of a provision of $20.0 million, which built the loan loss reserve to $80 million or 1.77 percent of period end loans, compared to a provision of $1.0 million in the previous quarter. Comparing third quarter this year with the same quarter a year ago, net income was down $11.6 million, or 42.6 percent. The provision was $16.6 million higher than the $3.4 million recorded during the third quarter of last year. Partially offsetting the higher provision for loan loss were higher service charges on deposits, up $2.6 million or 16.9 percent for the third quarter compared with the same period last year. For the nine months ended September 30, 2001 net income was $66.6 million, down $11.6 million or 14.9 percent compared with the same period of 2000. This decline was the result of a provision for possible loan losses of $36.0 million, mainly related to two large credits, compared with a provision of $9.0 million in the same period of 2000. The impact of the increased provision was partially offset by higher service charges on deposits, up $7.9 million or 17.9 percent for the nine-month period compared with the same period last year, and the pre-tax gain of $5.7 million related to the sale of interest rate floors which had been purchased to hedge interest rate exposure in an environment of falling interest rates. Of the gain, $1.1 million was included in other non-interest income, with the remainder included, net of tax, as the cumulative effect of adopting SFAS No. 133, which went into effect January 1, 2001.
     The Financial Management Group ("FMG") net income for the third quarter of 2001 was $2.7 million, and was down $499 thousand from the previous quarter and $1.3 million from the same quarter of 2000. Most of the decrease from the second quarter of 2001 was due to lower trust fees, down $406 thousand or 3.1 percent, reflecting the seasonal effects of tax fees received in the second quarter and the impact of lower oil and gas prices on oil and gas fees. The decrease of $1.3 million from the third quarter last year was due to higher expenses, including overhead allocations and higher salaries and benefits, combined with lower net interest margin due to lower funds transfer pricing as rates have fallen. Net income for the first nine months of 2001 for FMG was $8.4 million, down $3.8 million from the same period of 2000, due to higher expenses for overhead allocations, salaries and benefits offset by increased revenues from trust fees, mutual fund fees and money market income.
     Frost Securities recorded a net loss of $878 thousand for the third quarter of this year, down from a loss of $1.0 million in the previous quarter and down $362 thousand from the loss of $1.2 million in the third quarter of 2000. The comparable loss for the nine months ended September 30, 2001 was $2.9 million up $511 thousand from the $2.4 million loss in the first nine months of 2000. The loss in the current year was impacted by adverse market conditions and further impacted by expenses as the company continued to expand this business segment. Revenues were up $1.0 million or 67.8 percent for the third quarter of 2001 compared to the same quarter of 2000, and $3.2 million or 70.2 percent for the nine-month periods, driven primarily by equities sales commissions. Non-interest expenses were up 16.7 percent to $3.7 million for the current quarter over the same quarter last year, and 50.4 percent to $12.1 million for the nine-month periods. These increases were due to increased staffing, expenses related to business development and increased outside professional services. Staffing at September 30, 200l included 50 employees compared to 43 at September 30, 2000.
     Most of the reduction in the operating loss for non-banks in the first nine months of 2001 was due to a decrease in expenses relating to incentive based compensation.


Net Interest Income

     Net interest margin was 4.80 percent for the third quarter of 2001 compared to 5.00 percent and 5.33 percent for the second quarter of 2001 and third quarter of 2000, respectively. The net interest spread of 4.11 percent decreased 12 basis points from the second quarter of 2001 and decreased 18 basis points from the third quarter of 2000. The Federal Reserve has lowered interest rates nine times and 400 basis points since the beginning of the year, including 75 basis points during the third quarter and 50 basis points on October 2nd. These lower interest rates have resulted in lower net interest income for the Corporation due to its asset sensitive balance sheet. Also as rates have fallen, deposit mixes have shifted toward higher rate products negatively impacting the net interest margin.





                                   Change in Net Interest Income (Taxable-Equivalent)
                            ------------------------------------------------------------
                            Third Quarter        Third Quarter       First Nine Months
                                 2001                  2001                 2001
                                  vs.                   vs.                  vs.
                            Third Quarter        Second Quarter      First Nine Months
                                 2000                  2001                 2000
                            --------------        --------------     ------------------
                                Amount                Amount               Amount
---------------------------------------------------------------------------------------
Due to volume                   $ 3,002              $ 1,245              $6,339
Due to interest rate spread      (5,645)              (1,192)             (6,613)
                                -------              -------              ------
                                $(2,643)             $    53              $ (274)
                                =======              =======              ======





Non-Interest Income





                                                                   Three Months Ended
                                       Nine Months Ended  --------------------------------
                                         September 30             2001              2000
                                       -----------------  ---------------------   --------
                                         2001      2000     Sept. 30    June 30   Sept. 30
------------------------------------------------------------------------------------------
Trust fees                            $ 37,307  $ 36,620     $12,464    $12,837    $12,488
Service charges on deposit accounts     52,320    44,376      17,769     18,051     15,212
Insurance commissions                   12,470     6,934       4,977      3,598      3,828
Other service charges, collection
  and exchange charges, commission
  and fees                              18,780    14,804       6,181      6,665      5,259
Net gain (loss) on securities
  transactions                              78        (6)         80        (12)         2
Other                                   23,075    22,170       7,328      7,334      5,618
                                      --------  --------     -------    -------    -------
    Total                             $144,030  $124,898     $48,799    $48,473    $42,407
                                      ========  ========     =======    =======    =======




For the third quarter 2001...

     Total non-interest income was up $326 thousand or .7 percent compared to the second quarter of 2001 and up $6.4 million, or 15.1 percent compared to the third quarter of 2000.
     Trust fees were down $373 thousand or 2.9 percent compared to the second quarter of 2001 and flat compared to the third quarter of 2000. Trust income was down from the second quarter 2001 due to a decrease in oil and gas fees, as oil and gas prices have declined, and lower tax fees, historically higher in the second quarter. Approximately 77 percent and 100 percent of the decrease in market value from the prior quarter and the same quarter a year ago, respectively, was related to non-discretionary assets while the number of accounts increased in both comparisons to the prior quarters. The market value of trust assets at the end of the third quarter of 2001 was $12.4 billion, down $735 million and $539 million from the second quarter of 2001 and third quarter of 2000, respectively. Trust assets were comprised of discretionary assets of $5.6 billion and non-discretionary assets of $6.8 billion compared to $5.6 billion and $7.3 billion, respectively, a year ago.
     Service charges on deposit accounts for the third quarter of 2001 decreased $282 thousand or 1.6 percent from the second quarter of this year. This decrease was mainly due to lower revenues associated with commercial accounts. When compared to the third quarter of 2000 service charges increased by $2.6 million or 16.8 percent. The increase from the third quarter of last year is primarily attributable to higher revenues associated with commercial accounts as well as an increase in individual account fees and higher overdraft fees. The increase in commercial service charges is due to higher treasury management services, up approximately 14 percent from the comparable quarter last year and a lower earnings credit rate, which results in more payment for services through the payment of fees rather than through balances. The increase in individual accounts resulted from the simplification of deposit account offerings while providing Cullen/Frost customers with better value.
     Insurance commissions were up $1.4 million or 38.3 percent compared to the second quarter of 2001 and up $1.1 million or 30.0 percent compared to the third quarter of 2000. The increase from the second quarter of 2001 was due to the timing of renewals and the effect of the AIS acquisition. The increase from the third quarter a year ago was the result of continued selling efforts by Frost Insurance Agency through the maturing of acquisitions, higher premium levels and the impact of the recently acquired AIS insurance agency.
     Other service charges were down $484 thousand or 7.3 percent compared to the previous quarter and up $922 thousand or 17.5 percent from the same quarter a year ago. The decrease from the prior quarter resulted from volatile market conditions compounded by the effects of the September 11, 2001 tragedy. The growth in equity sales commission revenue at Frost Securities accounted for the increase when compared to the third quarter a year ago.
     Other non-interest income remained flat when compared to the previous quarter this year and up $1.7 million or 30.4 percent when compared to the third quarter a year ago. During the second quarter of 2001, Cullen/Frost purchased bank owned life insurance on certain of its employees and is the beneficiary on these policies. The increase in cash surrender value during the third quarter of 2001 was $1.4 million and was recorded in other non-interest income. This increase along with higher revenues received on larger balances held by the provider of the Corporation's official checks program were the primary reasons for the increase from the third quarter a year ago.


For the nine months ended September 30, 2001...

     Non-interest income was up $19.1 million or 15.3 percent compared to the same period last year. Trust income increased $687 thousand or 1.9 percent from the same period a year ago, primarily in oil and gas fees and investment fees. Service charges on deposits increased $7.9 million or 17.9 percent compared to the same period one year ago. This increase can be attributed to higher revenues associated with both commercial and individual accounts and higher overdraft fees offset by lower NSF charges. The increase in commercial service charges is primarily the result of higher treasury management services and a lower earnings credit rate, which results in more payment for services through the payment of fees rather than through balances. The increase in individual accounts resulted from the simplification of deposit account offerings while providing Cullen/Frost customers with better value. Insurance commissions increased $5.5 million or 79.8 percent compared to the same period ago. The increase from a year ago was the result of the insurance acquisitions made in the third quarter of 2001 and the third and second quarters of 2000 and the impact of continued selling efforts. Other service charge income increased $4.0 million or 26.9 percent from the same period last year. The primary contributor to this was growth in equity sales commission revenue at Frost Securities. Other income was up $905 thousand or 4.1 percent compared to the same period last year. The increase was partially related to the bank owned life insurance program initiated in the second quarter of 2001. Also adding to the increase from a year ago were higher revenues received on larger balances held by the provider of the Corporation's official checks program. These increases were offset somewhat by the $2 million non-recurring pre-tax gain from the sale of the mortgage servicing rights in the second quarter of 2000 and lower gains on the sale of student loans.


Non-Interest Expense




                                                                  Three Months Ended
                                     Nine Months Ended    -------------------------------
                                        September 30             2001              2000
                                     ------------------   --------------------  ---------
                                        2001      2000    Sept. 30     June 30   Sept. 30
-----------------------------------------------------------------------------------------
Salaries and wages                   $108,185  $103,128    $35,864     $36,711    $35,460
Pension and other employee benefits    26,552    22,559      9,302       8,339      7,338
Net occupancy of banking premises      22,182    20,666      7,636       7,343      7,050
Furniture and equipment                18,031    15,435      5,779       6,240      5,150
Intangible amortization                11,364    11,665      3,732       3,752      3,891
Other                                  63,327    58,849     20,960      21,382     19,584
                                     --------  --------    -------     -------    -------
      Total                          $249,641  $232,302    $83,273     $83,767    $78,473
                                     ========  ========    =======     =======    =======





For the third quarter 2001...

     Non-interest expense was down $494 thousand, which was flat compared to last quarter, and increased $4.8 million or 6.1 percent compared to the third quarter of 2000.
     Salaries and wages decreased $847 thousand or 2.3 percent compared with the second quarter of 2001 and were up $404 thousand or 1.1 percent from the third quarter of 2000. The decrease from the second quarter of 2001 was primarily related to lower bonus incentive compensation during the third quarter of 2001. The increase from the third quarter last year is primarily related to increases at Frost Insurance Agency and Frost Securities (acquisition related for insurance and new hires for investment banking). Pension and employee benefits were up $1.0 million or 11.5 percent compared to last quarter and up $2.0 million or 26.8 percent compared to the third quarter of 2000. The increase from the previous quarter was a result of higher medical expenses. The increase from a year ago is due primarily to higher medical expenses and higher retirement plan expense.
     Net occupancy of banking premises expenses was up $293 thousand or 4.0 percent from the second quarter of 2001 and up $586 thousand or 8.3 percent from the third quarter of 2000. The increase from the second quarter of 2001 and third quarter a year ago was related to new locations, general building maintenance and utility expenses. Furniture and equipment expense was down $461 thousand or 7.4 percent from the second quarter of 2001 and increased by $629 thousand or 12.2 percent from the third quarter of 2000. The decrease from the previous quarter was due to lower service contracts, while the increase from the third quarter a year ago was due to higher software maintenance and amortization partially related to the Corporation's enhanced web site introduced in November of 2000.
     Other non-interest expenses were down $422 thousand or 2.0 percent from the second quarter of 2001 and up $1.4 million or 7.0 percent from the third quarter of 2000. The decrease from the previous quarter was due to lower professional expenses, public relations and travel expenses. The increase from the third quarter a year ago was related to higher professional and advertising expenses primarily related to the Corporation's fee business expansion efforts, as well as Federal Reserve service charges due to the lower rate environment.


For the nine months ended September 30, 2001...

     Total non-interest expense was up $17.3 million or 7.5 percent compared to the same period one year ago. Salaries and wages were up $5.1 million, or 4.9 percent, compared to the same period a year ago primarily related to Frost Securities and acquisitions made by Frost Insurance Agency. Pension and other benefits increased $4.0 million or 17.7 percent from the same period last year primarily due to higher retirement plan expense, higher payroll taxes and higher medical expenses. Net occupancy of banking premises was up $1.5 million or 7.3 percent compared to a year ago. The increase was related to new locations, general building maintenance and utility expenses. Furniture and equipment expense increased $2.6 million or 16.8 percent due to higher software maintenance and amortization partially related to the Corporation's enhanced web site introduced in November of 2000. Other non-interest expenses increased $4.5 million or 7.6 percent primarily due to higher professional, advertising, and travel expenses related to the Corporation's fee business expansion efforts, as well as Federal Reserve service charges due to the lower rate environment.


Income Taxes
     Cullen/Frost's effective tax rate for the second and third quarters of 2001 approximated 33 percent. The effective tax rate for the third quarter of 2000 approximated 35 percent. The decrease in the effective tax rate in the third quarter of 2001 compared to the third quarter of 2000 was mainly due to an increase in tax-exempt income resulting from the purchase of bank owned life insurance.


Cash Earnings
     Cullen/Frost has historically paid cash and used the purchase method of accounting for the majority of its acquisitions, which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, the Corporation believes this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.
    The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings):



                                                Nine Months Ended
                       --------------------------------------------------------------------
                                September 2001                      September 2000
                       --------------------------------    --------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible    "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes and cumulative
  effect of accounting
  change               $97,415    $11,364     $108,779     $123,109    $11,665    $134,774
Income taxes            32,574      2,464       35,038       42,565      2,552      45,117
                       -------    -------     --------     --------    -------    --------
Income before cumulative
  effect of accounting
  change                64,841      8,900       73,741       80,544      9,113      89,657
Cumulative effect of
  accounting change,
  net of tax             3,010                   3,010
                       -------    -------     --------     --------    -------    --------
Net income             $67,851    $ 8,900     $ 76,751     $ 80,544    $ 9,113    $ 89,657
                       =======    =======     ========     ========    =======    ========
Net income per diluted
  common share         $  1.27    $   .16     $   1.43     $   1.50    $   .17    $   1.67

Return on assets          1.18%                   1.33%*       1.52%                  1.69%*
Return on equity         14.94                   16.90**      20.52                  22.85**

 * Calculated as A/B
** Calculated as A/C                                           Sept. 2001     Sept. 2000
   -----------------                                           ----------     ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   76,751     $   89,657
(B) Total average assets                                        7,694,142      7,077,968
(C) Average shareholders' equity                                  607,344        524,193





                                               Three Months Ended
                       --------------------------------------------------------------------
                              September 2001                           June 2001
                       --------------------------------    --------------------------------
                       Reported   Intangible    "Cash"     Reported   Intangible    "Cash"
                       Earnings  Amortization  Earnings    Earnings  Amortization  Earnings
-------------------------------------------------------------------------------------------
Income before income
  taxes                $24,766     $3,732      $28,498     $42,904     $3,752      $46,656
Income taxes             8,116        802        8,918      14,243        809       15,052
                       -------     ------      -------     -------     ------      -------
Net income             $16,650     $2,930      $19,580     $28,661     $2,943      $31,604
                       =======     ======      =======     =======     ======      =======
Net income per common
  share                $   .31     $  .06      $   .37     $   .54     $  .05      $   .59

Return on assets           .83%                    .98%*      1.50%                   1.65%*
Return on equity         10.50                   12.35**     19.09                   21.05**

 * Calculated as A/B
** Calculated as A/C                                           Sept. 2001    June 2001
   -----------------                                           ----------   ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)         $   19,580   $   31,604
(B) Total average assets                                        7,956,541    7,680,715
(C) Average shareholders' equity                                  628,954      602,201


                                      Three Months Ended
                              --------------------------------
                                        September 2000
                              --------------------------------
                              Reported   Intangible    "Cash"
                              Earnings  Amortization  Earnings
--------------------------------------------------------------
Income before income taxes     $42,462     $3,891     $46,353
Income taxes                    14,704        851      15,555
                               -------     ------     -------
Net income                     $27,758     $3,040     $30,798
                               =======     ======     =======
Net income per common share    $   .52     $  .05     $   .57

Return on assets                  1.53%                  1.69%*
Return on equity                 20.50                  22.74 **

 * Calculated as A/B
** Calculated as A/C

                                                             Sept. 2000
                                                             ----------
(A) Net income before intangible amortization (including
    goodwill and core deposit intangibles, net of tax)       $   30,797
(B) Total average assets                                      7,238,470
(C) Average shareholders' equity                                538,762



     Cullen/Frost's cash earnings for the nine months and three months ending September 30, 2001 were $73.7 million or $1.43 per diluted common share and $19.6 million or $.37 per diluted common share, respectively. Cash earnings return on assets and return on equity for the third quarter of 2001 were .98 percent and 12.35 percent, respectively.


Balance Sheet
     Average assets for the third quarter 2001 were $8.0 billion up $718 million or 9.9 percent from the third quarter of 2000. Total deposits averaged $6.6 billion for the current quarter, up $528 million or 8.7 percent when compared to the third quarter of 2000.
This growth was influenced by one major customer of the bank where deposits increased related to the clearing of payments for mortgage refinances. Excluding the impact of this customer, the growth from the second quarter of 2000 would have been 6.3 percent. Average loans for the third quarter of 2001 were $4.5 billion. This was down $47 million or 1.0 percent compared with the second quarter of 2001. Average loans were up $107 million or 2.4 percent from the third quarter of last year or up 6.0 percent excluding the combined impact of mortgage lending and indirect loans which have been discontinued.


Loans




                                     2001                       2000
                          ------------------------    ---------------------------
Loan Portfolio                          Percentage
Period-End Balances       September 30    of Total     December 31   September 30
---------------------------------------------------------------------------------
Commercial and industrial   $1,944,545     42.8%        $1,848,926     $1,815,325
Consumer:
  Indirect                      81,834      1.8            136,914        157,049
  Other                        362,363      8.0            341,534        355,282
Real estate                  2,093,052     46.1          2,129,431      2,076,849
Other                           61,699      1.4             85,189         71,100
Unearned discount               (5,937)     (.1)            (7,349)        (6,787)
                            ----------    -----         ----------     ----------
Total Loans                 $4,537,556    100.0%        $4,534,645     $4,468,818
                            ==========    =====         ==========     ==========




     At September 30, 2001 period-end loans totaled $4.5 billion, which was flat with the previous quarter and up 1.5 percent from the same period last year. Period-end loans would have been up 5.3 percent and up 8.7 percent, respectively, from the second quarter of 2001 and third quarter of 2000 excluding the combined impact of residential mortgage loans, indirect loans and purchased shared national credits. As indicated below, purchased shared national credits outstanding have decreased during 2001, which has affected loan volumes. At September 30, 2001, purchased shared national credits had decreased $29 million from June 30, 2001 and $87 million from year end 2000. Increases in direct consumer loans and commercial and industrial loans have offset some of these decreases.
     At September 30, 2001, Cullen/Frost had approximately $229 million of purchased shared national credits outstanding, which was down from $258 million at June 30, 2001 and $316 million at year-end 2000. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, Cullen/Frost must have an existing banking relationship or the expectation of broadening the relationship with other bank products. Approximately 25 percent of the outstanding balance of shared national credits purchased are energy related, with the remainder diversified throughout various industries.


Real Estate Loans
     Real estate loans at September 30, 2001 were $2.1 billion or 46.1 percent of period-end loans compared to 46.5 percent a year ago. Commercial real estate mortgages represented 46.6 percent of the total real estate loan portfolio at quarter end. Combined all categories of commercial real estate loans increased $47 million and were offset by a $52 million decrease in 1-4 family residential mortgages, which were impacted by Cullen/Frost's withdrawal from mortgage origination. Approximately 57 percent of all commercial real estate loans are owner occupied or have a major tenant (National or Regional company) which historically has resulted in lower risk, provides financial stability and is less susceptible to economic swings.
     At September 30, 2001, real estate loans 90 days past due (excluding non-accrual loans) were $5.3 million, compared with $9.4 million at June 30, 2001, and $2.1 million at September 30, 2000.





                                                    2001                 2000
                                         ------------------------   ------------
Real Estate Loans                                      Percentage
Period-End Balances                      September 30   of Total    September 30
--------------------------------------------------------------------------------
Construction:
  Commercial                              $  384,755      18.4%      $  357,201
  Consumer                                    48,817       2.3           45,761
Land:
  Commercial                                 137,909       6.6          138,397
  Consumer                                     7,605        .4            9,939
Commercial real estate mortgages             975,278      46.6          955,408
1-4 Family residential                       267,911      12.8          319,795
Consumer real estate                         270,777      12.9          250,348
                                          ----------     ------      ----------
                                          $2,093,052     100.0%      $2,076,849
                                          ==========     ======      ==========
Non-accrual                               $    6,609        .3%      $    3,539





Mexico

     Cullen/Frost's cross border outstandings to Mexico, excluding $14.6 million in loans secured by assets held in the United States, totaled $30 thousand at September 30, 2001 compared to $74 thousand at June 30, 2001 and none at September 30, 2000. There were no Mexican-related loans on non-performing status at September 30, 2001 or September 30, 2000.



Non-Performing Assets







                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
September 30, 2001                                Estate    Other    Total
---------------------------------------------------------------------------
Non-accrual                                       $6,609  $38,868   $45,477
Foreclosed assets                                  2,930      174     3,104
                                                  ------  -------   -------
     Total                                        $9,539  $39,042   $48,581
                                                  ======  =======   =======
As a percentage of total
  non-performing assets                             19.6%    80.4%    100.0%




     Non-performing assets totaled $48.6 million at September 30, 2001, which was up 145.6 percent from $19.8 million at September 30, 2000 and up 88.9 percent from $25.7 million at June 30, 2001. The increase from the second quarter included an $18 million loan to a private company in the marketing and advertising field, an industry dramatically affected by the terroristic attack on September 11, 2001. Non-performing assets as a percentage of total loans and foreclosed assets increased to 1.07 percent at September 30, 2001 from .44 percent one year ago. Non-performing assets as a percentage of total assets were .60 percent for the third quarter of 2001 compared to .27 percent for the third quarter of 2000.
     Foreclosed assets consist of property which has been formally repossessed. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.


     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was approximately $531 thousand for the third quarter of 2001, compared to approximately $307 thousand for the second quarter of 2001 and approximately $342 thousand for the third quarter of 2000. For the nine months ended September 30, 2000, the after-tax impact (assuming a 35 percent marginal tax rate) was approximately $1.3 million compared to approximately $938 thousand for the comparable period last year. Accruing loans past due are summarized below:




                                                ACCRUING LOANS PAST DUE
                                         ---------------------------------------
                                         September 30  December 31  September 30
                                              2001        2000          2000
--------------------------------------------------------------------------------
30 to 89 days                               $48,568      $43,671      $39,525
90 days or more                              10,967        7,972       15,942
                                            -------      -------      -------
   Total                                    $59,535      $51,643      $55,467
                                            =======      =======      =======




Allowance for Possible Loan Losses

     The allowance for possible loan losses was $80.2 million or 1.77 percent of period-end loans at September 30, 2001, compared to $60.0 million or 1.34 percent at September 30, 2000 and $65.3 million or 1.44 percent at June 30, 2001. The increase in the allowance for possible loan losses was reflective of the increased uncertainty in the economy since the terrorist acts of September 11, 2001 and the specific effect on an $18 million loan to a private company in the marketing and advertising field, an industry dramatically affected by those events. A specific $10 million reserve was assigned to that loan after the events of September 11, 2001. The allowance for possible loan losses as a percentage of non-accrual loans was 165 percent at September 30, 2001, compared to 347 percent at September 30, 2000 and 285 percent at the end of the second quarter of 2001.
     Cullen/Frost recorded a $20.0 million provision for possible loan losses during the third quarter of 2001. This compares to a $3.4 million provision for possible loan losses during the third quarter of 2000 and $1.0 million for the second quarter of 2001. Net charge-offs in the third quarter of 2001 totaled $5.1 million, compared to net charge-offs of $2.4 million and net recoveries of $189 thousand for the third quarter of 2000 and for the second quarter of 2001, respectively.




                                                    NET CHARGE-OFFS (RECOVERIES)
                                                    ----------------------------
                                                           2001           2000
                                                    ------------------   -------
                                                      Third    Second     Third
                                                     Quarter   Quarter   Quarter
--------------------------------------------------------------------------------
Real estate                                          $   (36)  $  (688)  $   (18)
Commercial and industrial                              4,172        84     1,859
Consumer                                                 932       387       599
Other, including foreign                                  (2)       28        (4)
                                                     -------   -------   -------
                                                     $ 5,066   $  (189)  $ 2,436
                                                     =======   =======   =======

Provision for possible loan losses                   $20,000   $ 1,000   $ 3,436
Allowance for possible loan losses                    80,188    65,254    59,965




Capital and Liquidity
     At September 30, 2001, shareholders' equity was $632.7 million compared to $547.2 million at September 30, 2000 and $612.4 million at June 30, 2001. Activity in the shareholders equity account during 2001 includes earnings of $67.9 million offset by $32.3 million of dividends paid. In addition, Cullen/Frost had an unrealized gain on securities available for sale, net of deferred taxes, of $21.2 million as of September 30, 2001, compared to an unrealized loss of $4.0 million as of December 31, 2000, which had the effect of increasing capital by $25.2 million since year-end 2000. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale is not included in the calculation of risk-based capital and leverage ratios. See page seven for a discussion of the Corporation's regulatory capital ratios.
     Cullen/Frost paid a cash dividend of $.215 per common share for the third and second quarters of 2001 compared to $.195 per common share in the second quarter of 2000. This equates to a dividend payout ratio of 66.8 percent and
38.7 percent for the third and second quarters of 2001, respectively. The dividend payout ratio for the third quarter of 2000 was 36.5 percent. For the nine months ended September 30, 2001 and 2000 the dividend payout ratio was
47.5 percent and 36.7 percent, respectively.
     Funding sources available at the holding company level include a $7.5 million short-term line of credit. There were no borrowings outstanding from this source at September 30, 2001 or 2000.
     During the third quarter of 2001, Frost National Bank issued $150 million of subordinated notes that will bear interest at 6 7/8 percent per annum and will mature on August 1, 2011. For additional information regarding these notes see the footnotes to the financial statements on page eight.
     Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flows from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.
     Liability liquidity is provided by access to funding sources which include core depositors and correspondent banks in Cullen/Frost's natural trade area which maintain accounts with and sell Federal funds to The Frost National Bank, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.




Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)


                                         September 30, 2001             September 30, 2000
                                    ---------------------------  ----------------------------
                                                Interest                     Interest
                                     Average     Income/ Yield/   Average     Income/ Yield/
                                     Balance     Expense  Cost    Balance     Expense  Cost
                                    ----------  -------- ------  ----------  -------- ------
ASSETS
Time deposits                       $    6,745  $    287  5.68%  $    6,936  $    384  6.40%
Securities:
 U.S. Treasury                          45,464     1,948  5.73      129,835     5,809  5.98
 U.S. Government agencies
  and corporations                   1,425,980    68,776  6.43    1,325,399    67,962  6.84
 States and political subdivisions
   Tax-exempt                          164,980     8,810  7.12      150,454     8,451  7.49
   Taxable                               3,182       155  6.50        3,426       171  6.66
 Other                                  32,984     1,304  5.27       35,009     2,027  7.72
                                    ----------  --------          ---------  --------
     Total securities                1,672,590    80,993  6.46    1,644,123    84,420  6.85
Federal funds sold and securities
  purchased under resale agreements    270,059     8,628  4.21      106,658     5,152  6.35
Loans, net of unearned discount      4,545,098   271,532  7.99    4,317,342   290,555  8.99
                                    ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned              6,494,492   361,440  7.43    6,075,059   380,511  8.36
Cash and due from banks                767,839                      613,854
Allowance for possible loan losses     (64,876)                     (58,907)
Banking premises and equipment         150,369                      145,787
Accrued interest and other assets      346,318                      302,175
                                    ----------                   ----------
Total Assets                        $7,694,142                   $7,077,968
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,815,459                   $1,622,448
  Correspondent banks                  249,026                      228,159
  Public funds                          38,623                       31,889
                                    ----------                    ---------
     Total demand deposits           2,103,108                    1,882,496
Time deposits:
 Savings and Interest-on-Checking      961,374     3,130   .44      965,764     4,796   .66
 Money market deposit accounts       1,814,830    40,593  2.99    1,672,797    55,412  4.42
 Time accounts                       1,276,059    46,688  4.89    1,232,830    46,701  5.06
 Public funds                          300,426     8,381  3.73      233,001     7,937  4.55
                                    ----------  --------          ---------  --------
     Total time deposits             4,352,689    98,792  3.03    4,104,392   114,846  3.74
                                    ----------                    ---------
  Total deposits                     6,455,797                    5,986,888
Federal funds purchased and securities
  sold under repurchase agreements     363,020    10,619  3.86      312,473    12,684  5.33
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net              98,589     6,356  8.60       98,535     6,356  8.60
Subordinated notes and other long-term
  debt, net                             35,810     1,684  6.27        3,797       143  5.04
Other borrowings                        31,864     1,393  5.85       72,810     3,612  6.63
                                    ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,881,972   118,844  3.25    4,592,007   137,641  4.00
                                    ----------  --------  ----   ----------  --------  ----
Accrued interest and other liabilities 101,718                       79,272
                                    ----------                   ----------
Total Liabilities                    7,086,798                    6,553,775
SHAREHOLDERS' EQUITY                   607,344                      524,193
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $7,694,142                   $7,077,968
                                    ==========                   ==========
Net interest income                             $242,596                     $242,870
                                                ========                     ========
Net interest spread                                       4.18%                        4.36%
                                                          ====                         ====
Net interest income to total average earning assets       4.99%                        5.34%
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






Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)


                                         September 30, 2001              June 30, 2001
                                     ---------------------------  --------------------------
                                                 Interest                    Interest
                                       Average    Income/ Yield/    Average   Income/ Yield/
                                       Balance    Expense  Cost     Balance   Expense  Cost
                                     ----------  -------- ------  ---------- -------- ------
ASSETS
Time deposits                        $    6,104  $     72  4.67%  $    7,751 $     99  5.11%
Securities:
 U.S. Treasury                           17,738       164  3.66       17,028      192  4.52
 U.S. Government agencies
  and corporations                    1,596,137    25,251  6.33    1,337,607   21,427  6.41
 States and political subdivisions
   Tax-exempt                           168,484     2,959  7.03      163,453    2,908  7.12
   Taxable                                2,796        46  6.53        3,388       55  6.46
 Other                                   29,426       254  3.46       32,751      469  5.73
                                     ----------  --------         ----------  -------
     Total securities                 1,814,581    28,674  6.32    1,554,227   25,051  6.45
Federal funds sold and securities
  purchased under resale agreements     331,845     2,864  3.38      315,871    3,520  4.41
Loans, net of unearned discount       4,512,277    82,637  7.27    4,559,623   90,157  7.93
                                     ----------  --------         ---------- --------
Total Earning Assets and
    Average Rate Earned               6,664,807   114,247  6.81    6,437,472  118,827  7.40
Cash and due from banks                 820,091                      806,665
Allowance for possible loan losses      (65,561)                     (65,728)
Banking premises and equipment          150,157                      150,376
Accrued interest and other assets       387,047                      351,930
                                     ----------                   ----------
Total Assets                         $7,956,541                   $7,680,715
                                     ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual          $1,955,445                   $1,828,870
  Correspondent banks                   262,399                      248,370
  Public funds                           40,859                       35,709
                                     ----------                   ----------
     Total demand deposits            2,258,703                    2,112,949
Time deposits:
 Savings and Interest-on-Checking       962,999       588   .24      970,673    1,115   .46
 Money market deposit accounts        1,839,010    10,571  2.28    1,824,869   12,857  2.83
 Time accounts                        1,268,349    13,355  4.18    1,276,765   15,741  4.95
 Public funds                           297,830     2,316  3.09      293,816    2,709  3.70
                                     ----------   -------         ----------  -------
     Total time deposits              4,368,188    26,830  2.44    4,366,123   32,422  2.98
                                     ----------   -------         ----------  -------
  Total deposits                      6,626,891                    6,479,072
Federal funds purchased and securities
  sold under repurchase agreements      366,360     2,840  3.03      360,786    3,417  3.75
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net               98,602     2,118  8.60       98,589    2,119  8.60
Subordinated notes and other long-term
  debt, net                              99,678     1,575  6.32        3,060       47  6.17
Other borrowings                         32,338       464  3.03       31,405      455  5.81
                                     ----------   -------         ----------  -------
Total Interest-Bearing Funds
  and Average Rate Paid               4,965,166    33,827  2.70    4,859,963   38,460  3.17
                                     ----------   -------  ----   ----------  -------  ----
Accrued interest and other liabilities  103,718                      105,602
                                     ----------                   ----------
Total Liabilities                     7,327,587                    7,078,514
SHAREHOLDERS' EQUITY                    628,954                      602,201
                                     ----------                   ----------
Total Liabilities and
  Shareholders' Equity               $7,956,541                   $7,680,715
                                     ==========                   ==========
Net interest income                              $ 80,420                    $ 80,367
                                                 ========                    ========
Net interest spread                                        4.11%                       4.23%
                                                           ====                        ====
Net interest income to total average earning assets        4.80%                       5.00%
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







Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)


                                           March 31, 2001              December 31, 2000
                                   ----------------------------  ---------------------------
                                                Interest                    Interest
                                     Average     Income/ Yield/   Average    Income/ Yield/
                                     Balance     Expense  Cost    Balance    Expense  Cost
                                   ----------   -------- ------ ----------  -------- ------
ASSETS
Time deposits                      $    6,383   $    116  5.37% $    8,092  $    121  5.96%
Securities:
 U.S. Treasury                        102,556      1,592  6.29     131,205     2,107  6.39
 U.S. Government agencies
  and corporations                  1,341,398     22,098  6.59   1,369,655    23,281  6.80
 States and political subdivisions
   Tax-exempt                         162,943      2,943  7.22     155,761     2,835  7.28
   Taxable                              3,368         55  6.50       3,319        55  6.59
 Other                                 36,858        580  6.30      36,443       590  6.42
                                   ----------   --------        ----------  --------
     Total securities               1,647,123     27,268  6.63   1,696,383    28,868  6.80
Federal funds sold and securities
  purchased under resale agreements   160,578      2,244  5.59     202,699     3,354  6.47
Loans, net of unearned discount     4,563,963     98,738  8.77   4,458,675   103,971  9.28
                                   ----------   --------        ----------  --------
Total Earning Assets and
    Average Rate Earned             6,378,047    128,366  8.14   6,365,849   136,314  8.52
Cash and due from banks               675,168                      646,062
Allowance for possible loan losses    (63,316)                     (60,396)
Banking premises and equipment        150,581                      147,372
Accrued interest and other assets     311,015                      304,500
                                   ----------                   ----------
Total Assets                       $7,451,495                   $7,403,387
                                   ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual        $1,658,802                   $1,678,877
  Correspondent banks                 236,020                      226,760
  Public funds                         39,282                       35,241
                                   ----------                   ----------
     Total demand deposits          1,934,104                    1,940,878
Time deposits:
 Savings and Interest-on-Checking     950,311      1,427   .61     948,065     1,548   .65
 Money market deposit accounts      1,780,012     17,166  3.91   1,795,348    21,125  4.68
 Time accounts                      1,283,226     17,592  5.56   1,257,464    17,797  5.63
 Public funds                         309,713      3,355  4.39     302,853     3,542  4.65
                                   ----------   --------        ----------  --------
     Total time deposits            4,323,262     39,540  3.71   4,303,730    44,012  4.07
                                   ----------   --------        ----------  --------
  Total deposits                    6,257,366                    6,244,608
Federal funds purchased and securities
  sold under repurchase agreements    361,864      4,362  4.82     368,071     5,205  5.53
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net             98,575      2,119  8.60      98,561     2,119  8.60
Long-term notes payable                 3,637         62  6.92       3,683        61  6.63
Other borrowings                       31,843        474  6.04      34,750       530  6.07
                                   ----------   --------        ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid             4,819,181     46,557  3.91   4,808,795    51,927  4.29
                                   ----------   --------  ----  ----------  --------  ----
Accrued interest and other
  liabilities                         107,756                       93,988
                                   ----------                   ----------
Total Liabilities                   6,861,041                    6,843,661
SHAREHOLDERS' EQUITY                  590,454                      559,726
                                   ----------                   ----------
Total Liabilities and
  Shareholders' Equity             $7,451,495                   $7,403,387
                                   ==========                   ==========
Net interest income                            	$ 81,809                     $84,387
                                               	========                     =======
Net interest spread                                       4.23%                       4.23%
                                                          ====                        ====
Net interest income to total average earning assets       5.18%                       5.28%
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


                                         September 30, 2000
                                     ---------------------------
                                                Interest
                                     Average     Income/  Yield/
                                     Balance     Expense   Cost
                                    ----------  --------  ------
ASSETS
Time deposits                       $    6,903  $    114   6.60%
Securities:
 U.S. Treasury                         133,932     2,108   6.26
 U.S. Government agencies
  and corporations                   1,287,967    22,080   6.86
 States and political subdivisions
   Tax-exempt                          154,421     2,847   7.38
   Taxable                               3,354        56   6.65
 Other                                  35,608       569   6.39
                                    ----------  --------
     Total securities                1,615,282    27,660   6.85
Federal funds sold and securities
  purchased under resale agreements    182,310     3,052   6.55
Loans, net of unearned discount      4,405,125   101,765   9.19
                                    ----------  --------
Total Earning Assets and
    Average Rate Earned              6,209,620   132,591   8.50
Cash and due from banks                632,534
Allowance for possible loan losses     (59,170)
Banking premises and equipment         147,221
Accrued interest and other assets      308,265
                                    ----------
Total Assets                        $7,238,470
                                    ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,662,944
  Correspondent banks                  242,942
  Public funds                          34,598
                                    ----------
     Total demand deposits           1,940,484
Time deposits:
 Savings and Interest-on-Checking      945,462     1,559    .66
 Money market deposit accounts       1,739,909    20,255   4.63
 Time accounts                       1,238,874    16,909   5.43
 Public funds                          234,320     2,806   4.76
                                    ----------  --------
     Total time deposits             4,158,565    41,529   3.97
                                    ----------  --------
  Total deposits                     6,099,049
Federal funds purchased and securities
  sold under repurchase agreements     332,446     4,770   5.61
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures, net              98,547     2,118   8.60
Long-term notes payable                  6,270        73   4.67
Other borrowings                        78,701     1,038   5.25
                                    ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,674,529    49,528   4.21
                                    ----------  --------   ----
Accrued interest and other
  liabilities                           84,695
                                    ----------
Total Liabilities                    6,699,708
SHAREHOLDERS' EQUITY                   538,762
                                    ----------
Total Liabilities and
  Shareholders' Equity              $7,238,470
                                    ==========
Net interest income                             $ 83,063
                                                ========
Net interest spread                                        4.29%
                                                           ====
Net interest income to total average earning assets        5.33%
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




Item 3.


Quantitative and Qualitative Disclosures About Market Risks

     Market risk is the potential loss arising from adverse changes in the fair value of a financial instrument due to the changes in market rates and prices. In the ordinary course of business, Cullen/Frost's market risk is primarily interest rate risk. The Corporation's interest rate sensitivity and liquidity are monitored by its Asset/Liability Management Committee on an ongoing basis. The Committee seeks to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, level of risk over time and exposure to changes in certain interest rate relationships.
     Cullen/Frost utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12 month period. The model was used to measure the impact on net interest income, relative to a base case scenario, of rates increasing ratably 200 basis points and decreasing 50 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. All off-balance sheet financial instruments such as derivatives are included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 5.6 percent relative to the base case over the next 12 months; while a decrease of 50 basis points will result in a negative variance in net interest income of 1.7 percent. This compares to the year-end 2000 estimate when a 200 basis points increase in rates resulted in a positive variance in net interest income of 0.9 percent relative to the base case over the next 12 months; while a decrease of 200 basis points resulted in a negative variance in net interest income of 1.8 percent. The Corporation's trading portfolio is immaterial and as such separate quantitative disclosure is not presented.
     Cullen/Frost continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The Corporation's objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, the Corporation may lengthen or shorten the duration of assets or liabilities or enter into derivative contracts to mitigate potential market risk.



Part II: Other Information


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         During the quarter ended September 30, 2001, two Current Reports on Form 8-K, dated July 27, 2001 and August 1, 2001, respectively, were filed with the Commission by the Corporation.








                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)




Date:   October 24, 2001                      By:/S/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Group Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)


	17
	21