Form 10-K
period 2001-12-31
CULLEN FROST BANKERS INC
filed 2002-03-29
CIK 39263

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-7275

                           CULLEN/FROST BANKERS, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                 74-1751768
----------------------------------   -------------------
 (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)     Identification No.)

      100 W. HOUSTON STREET
        SAN ANTONIO, TEXAS                  78205
----------------------------------   -------------------
 (Address of principal executive         (Zip Code)
             offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (210) 220-4011

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          COMMON STOCK, $.01 PAR VALUE
             (WITH ATTACHED RIGHTS)                        THE NEW YORK STOCK EXCHANGE
          ----------------------------                     ---------------------------
                (Title of Class)                      (Name of Exchange on which Registered)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,746,517,082 based on the closing price of such stock as of March 15, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                                    Outstanding at
                           Class                                                    March 15, 2002
                           -----                                                    --------------
                COMMON STOCK, $.01 PAR VALUE                                          51,153,999

                      DOCUMENTS INCORPORATED BY REFERENCE

 (1) Proxy Statement for Annual Meeting of Shareholders to be held May 22, 2002
                                   (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
------
ITEM 1.   BUSINESS....................................................    3
ITEM 2.   PROPERTIES..................................................   11
ITEM 3.   LEGAL PROCEEDINGS...........................................   11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   11

PART II
-------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.....................................................   12
ITEM 6.   SELECTED FINANCIAL DATA.....................................   13
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   15
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   42
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   43
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   80

PART III
--------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   80
ITEM 11.  EXECUTIVE COMPENSATION......................................   80
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   80
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   80

PART IV
-------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   81

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or "Corporation"), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as partially amended by the Gramm-Leach-Bliley Act (the "Modernization Act") (collectively "the BHC Act"), and, as such, is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The New Galveston Company, incorporated under the laws of Delaware, is a wholly-owned second-tier financial holding company subsidiary which owns all banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Corporation. At December 31, 2001, Cullen/Frost's principal assets consisted of all of the capital stock of The Frost National Bank ("Frost Bank"). Frost Bank operates 80 financial centers across Texas with 17 locations in the San Antonio area, 22 in the Houston/Galveston area, 15 in the Fort Worth area, 8 in the Corpus Christi area, 6 in Austin, 4 in Dallas, 3 in San Marcos, 2 in McAllen, 2 in the Boerne/Fair Oaks area, and 1 in New Braunfels. At December 31, 2001, Cullen/Frost had consolidated total assets of $8.4 billion and total deposits of $7.1 billion. Based on information from the Federal Reserve Board, at September 30, 2001, Cullen/Frost was the largest of the 124 bank holding companies headquartered in Texas.

     Cullen/Frost's operations are managed along three distinct operating segments consisting of Banking, the Financial Management Group and its investment banking subsidiary, Frost Securities Inc. (See Results of Segment Operations on page 22 and Note U on page 71).

     Cullen/Frost provides policy direction to Frost Bank in, among others, the following areas: (i) asset and liability management; (ii) accounting, budgeting, planning, insurance and investment banking; (iii) capitalization; (iv) regulatory compliance and (v) investor relations.

     Frost Bank is a separate entity that operates under the management of its own officers and also maintains a separate board of directors. Frost Bank, the origin of which can be traced to a mercantile partnership organized in 1868, was chartered as a national banking association in 1899. At December 31, 2001, Frost Bank, was the largest commercial bank headquartered in San Antonio and South Texas.

SERVICES OFFERED BY FROST BANK
------------------------------

  Commercial Banking

     Frost Bank provides commercial services for corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including interim construction financing on industrial and commercial properties, and financing on equipment, inventories, accounts receivable, and acquisition financing, as well as commercial leasing. Frost Bank provides financial services to business clients on both a national and international basis.

  Consumer Services

     Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, installment and real estate loans, home equity loans, drive-in and night deposit services, safe deposit facilities, and brokerage services.

  International Banking

     Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (in United States dollars only), making loans

(in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds and, to a limited extent, dealing in foreign exchange. Reference is made to pages 29 and 37 of this document.

  Correspondent Banking

     Frost Bank acts as correspondent for approximately 315 financial institutions, primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, loan participations, fixed income security services, and securities custody and clearance.

  Insurance

     Frost Insurance Agency, Inc., is a wholly-owned subsidiary of Frost Bank and brokers corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses.

  Trust Services

     Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2001, trust assets with a market value of $13.3 billion were being administered by Frost Bank. These assets were comprised of managed assets of $6.0 billion and custody assets of $7.3 billion.

  Brokerage Services

     Frost Brokerage Services, a wholly-owned subsidiary of Frost Bank, was formed in March 1986 to provide brokerage services and perform other transactions or operations related to the sale and purchase of securities of all types.

SERVICES OFFERED BY THE CULLEN/FROST NON-BANKING SUBSIDIARIES
-------------------------------------------------------------

     Frost Securities, Inc. ("FSI") is a full-service investment bank offering financial advisory services, mergers and acquisitions support, equity research, and institutional equity sales and trading. The firm provides institutional investors with in-depth research coverage in energy and communications technology.

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

     Cullen/Frost Capital Trust I is a Delaware statutory business trust that issued $100 million in Trust Preferred Capital Securities in 1997, which are guaranteed by the Corporation.

COMPETITION
-----------

     Frost Bank experiences a very competitive environment in its commercial banking businesses, primarily from other banks located in its respective service areas. Frost Bank also competes with insurance companies, finance and mortgage companies, savings and loan institutions, credit unions, money market funds, investment banks and other financial institutions. In the case of some larger customers, competition exists with institutions in other major metropolitan areas in Texas and in the remainder of the United States, some of which are larger than Frost Bank in terms of capital, resources and personnel.

     Cullen/Frost and Frost Bank have been impacted by the Modernization Act, as it eliminated barriers between commercial banking, investment banking, and insurance sales. The elimination of barriers has created the potential for more competition by increasing the number of non-bank competitors.

SUPERVISION AND REGULATION
--------------------------

  Cullen/Frost

     Cullen/Frost is a legal entity separate and distinct from its bank subsidiary and was designated a financial holding company under the Modernization Act effective March 11, 2000. The Modernization Act: (i) allows financial holding companies meeting management, capital and CRA standards to engage in a substantially broader range of financial activities and activities incidental to financial activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; (ii) allows insurers and other financial services companies to acquire banks; (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) established the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     Cullen/Frost is primarily regulated by the Federal Reserve Board, which has established guidelines with respect to the maintenance of appropriate levels of capital and payment of dividends by financial holding companies. If Frost Bank ceases to be "well capitalized" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order Cullen/Frost to divest of Frost Bank or to conform its activities to those permissible for a bank holding company. In addition, if Frost Bank receives a rating under the CRA Act of less than satisfactory, Cullen/Frost will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

     The Modernization Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions, which were not mandatory until July 1, 2001, generally prohibit financial institutions, including Cullen/Frost, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

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

     Under Federal Reserve Board policy, Cullen/Frost is expected to act as a source of financial strength to Frost Bank and to commit resources to support such bank in circumstances where it might not do so absent such policy. In addition, any loans by Cullen/Frost to its bank would be subordinate in right of payment to deposits and to certain other indebtedness of Frost Bank. In the event of a financial holding company's bankruptcy, any commitment by the financial holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment.

  Subsidiary Bank

     Frost Bank is organized as a national banking association under the National Bank Act and is subject to regulation and examination by the Office of the Comptroller of the Currency (the "Comptroller of the Currency").

     Federal and state laws and regulations of general application to banks have the effect, among others, of regulating the scope of Frost Bank's business, investments, cash reserves, purpose and nature of loans, collateral for loans, maximum interest rates chargeable on loans, amount of dividends that may be declared and required capitalization ratios. Federal law imposes restrictions on Frost Bank's extensions of credit to, and certain other transactions with, Cullen/Frost and other subsidiaries, investments in stock or other securities thereof and taking of such securities as collateral for loans to other borrowers.

     The Comptroller of the Currency has authority to prohibit a bank from engaging in activities that, in such agency's opinion, constitute an unsafe or unsound practice in conducting its business. It is possible, depending on the financial condition of the bank in question and other factors, that such agency could claim that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

     The principal source of Cullen/Frost's cash revenues is dividends from Frost Bank and there are certain limitations on the payment of dividends to Cullen/Frost by Frost Bank. The prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year would exceed the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any regulatory required transfers to surplus. In addition, a national bank may not pay dividends in an amount in excess of its undivided profits less certain bad debts specified in regulatory requirements. Although not necessarily indicative of amounts available to be paid in future periods, Frost Bank had approximately $110.9 million available for the payment of dividends, without prior regulatory approval, at December 31, 2001.

  Capital Adequacy

     Bank regulators have adopted risk-based capital guidelines for financial holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) is eight percent. At least half of the total capital is to be comprised of common stock, retained earnings, non-cumulative perpetual preferred stocks, minority interests, (and for financial holding companies, a limited amount of qualifying cumulative perpetual preferred stock), less certain intangibles including goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses.

     In addition, bank regulators have established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for financial holding companies and banks. These guidelines provide for a minimum leverage ratio of three percent for financial holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of at least four percent plus an additional cushion where warranted. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant levels of intangible assets. The bank regulators have not advised Cullen/Frost or Frost Bank of any specific minimum leverage ratio applicable to it. For information concerning Cullen/Frost's capital ratios, see the discussion under the caption "Capital and Liquidity" on page 38 and Note L "Capital" on page 58.

  Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, requires the Federal banking agencies to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". Under the final rules adopted by the Federal banking regulators relating to these capital tiers, an institution is deemed to be: well capitalized if the institution has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; adequately capitalized if the institution has a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a leverage ratio of four percent or greater (or a leverage ratio of three percent for financial holding companies which meet certain specified criteria, including having the highest regulatory rating); undercapitalized if the institution has a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a leverage ratio less than four percent (or a leverage ratio less than three percent if the institution is rated composite one in its most recent report of examination, subject to appropriate Federal banking agency guidelines); significantly undercapitalized if the institution has a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a leverage ratio less than three percent; and critically undercapitalized if the institution has a ratio of tangible equity to total assets equal to or less than two percent.

     At December 31, 2001, Frost Bank, Cullen/Frost's only insured depository institution subsidiary was considered "well capitalized".

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

DEPOSIT INSURANCE
-----------------

     Frost Bank is subject to Federal Deposit Insurance Corporation ("FDIC") deposit insurance assessments and to certain other statutory and regulatory provisions applicable to FDIC-insured depository institutions. The risk-based assessment system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Over the last several years many banks, including Frost Bank, have paid no deposit insurance premiums. It is possible that in the near term the FDIC could impose assessment rates on institutions such as Frost Bank in connection with declines in the insurance funds or increases in the amount of insurance coverage.

     A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled, FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

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

     The BHC Act, the Federal Bank Merger Act, and the Texas Banking Code regulate the acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company. With respect to Frost Bank, the approval of the Comptroller of the Currency is required for branching, purchasing the assets or assuming deposits of other banks and bank mergers in which the continuing bank is a national bank.

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

REGULATORY ECONOMIC POLICIES
----------------------------

     The earnings of Cullen/Frost are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. The Federal Reserve Board regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, as well as varying the discount rate on financial institution borrowings and varying reserve requirements against financial institution deposits and by restricting certain borrowings by such financial institutions and their subsidiaries. The deregulation of interest rates has had, and is expected to continue to have, an impact on the competitive environment in which Frost Bank operates.

     Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, Cullen/Frost cannot accurately predict the nature or extent of any effect such policies may have on its future business and earnings.

EMPLOYEES
---------

     At December 31, 2001, Cullen/Frost employed 3,387 full-time equivalent employees. Employees of Cullen/Frost enjoy a variety of employee benefit programs, including a deferred profit sharing plan, 401(k) stock purchase plans, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/Frost considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

     The names, ages, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost during 2001 are as follows:

                                            AGE AS OF
      NAME AND POSITIONS OR OFFICES         12/31/01               RECENT BUSINESS EXPERIENCE
------------------------------------------  ---------   ------------------------------------------------
T.C. Frost                                     74       Officer and Director of Frost Bank since 1950.
  Senior Chairman of the Board                          Chairman of the Board of Cullen/Frost from 1973
  and Director                                          to October 1995. Member of the Executive
                                                        Committee of Cullen/Frost from 1973 to present.
                                                        Chief Executive Officer of Cullen/Frost from
                                                        July 1977 to October 1997. Senior Chairman of
                                                        Cullen/Frost from October 1995 to present.
Richard W. Evans, Jr.                          55       Officer of Frost Bank since 1973. Executive Vice
  Chairman of the Board,                                President of Frost Bank from 1978 to April 1985.
  Chief Executive Officer and Director                  President of Frost Bank from April 1985 to
                                                        August 1993. Chairman of the Board and Chief
                                                        Executive Officer of Frost Bank from August 1993
                                                        to present. Director and Member of the Executive
                                                        Committee of Cullen/Frost from August 1993 to
                                                        present. Chairman of the Board and Chief
                                                        Operating Officer of Cullen/Frost from October
                                                        1995 to October 1997. Chairman of the Board and
                                                        Chief Executive Officer of Cullen/Frost from
                                                        October 1997 to present.
Patrick B. Frost                               41       Officer of Frost Bank since 1985. President of
  President of Frost Bank                               Frost Bank from August 1993 to present. Director
  and Director                                          of Cullen/Frost from May 1997 to present. Member
                                                        of the Executive Committee of Cullen/Frost from
                                                        July 1997 to present.
Phillip D. Green                               47       Officer of Frost Bank since July 1980. Vice
  Group Executive Vice President                        President and Controller of Frost Bank from
  and Chief Financial Officer                           January 1981 to January 1983. Senior Vice
                                                        President and Controller of Frost Bank from
                                                        January 1983 to July 1985. Senior Vice President
                                                        and Treasurer of Cullen/Frost from July 1985 to
                                                        April 1989. Executive Vice President and
                                                        Treasurer of Cullen/Frost from May 1989 to
                                                        October 1995. Executive Vice President and Chief
                                                        Financial Officer of Cullen/Frost from October
                                                        1995 to July 1998. Senior Executive Vice
                                                        President and Chief Financial Officer from July
                                                        1998 to May 2001. Group Executive Vice President
                                                        and Chief Financial Officer from May 2001 to
                                                        present.

Stan McCormick, age 56, has been an officer of Frost Bank since 1994 and Secretary of Cullen/Frost from June 1999 to present.

     There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which such executive officer was or is to be selected as an officer.

ITEM 2.  PROPERTIES
-------------------

     The executive offices of Cullen/Frost, as well as the principal banking headquarters of Frost Bank, are housed in both a 21-story office tower and a nine-story office building located on approximately 3.5 acres of land in downtown San Antonio. Cullen/Frost and Frost Bank lease approximately 50 percent of the office tower. The nine-story office building was purchased in April 1994. Frost Bank also leases space in a seven-story parking garage adjacent to the banking headquarters. In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. The Bank also sold its adjacent parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years. Both leases allow for purchase of the related asset under specific terms. Frost Bank has agreed to repurchase both the office tower and the adjacent parking garage facility. Closing of the purchase agreement on the properties is expected to take place in the second quarter of 2002, with the purchase price of the office tower and the adjacent parking garage being approximately $25.7 million and $15.0 million, respectively.

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

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
----------------------------------------------------------------------
          MATTERS
          --------

  Common Stock Market Prices and Dividends

     The tables below set forth for each quarter the high and low sales prices for Cullen/Frost's common stock and the dividends per share paid for each quarter. The Company's common stock is traded on The New York Stock Exchange ("NYSE") under the symbol "CFR". High and low sales prices are as reported by the NYSE. The closing price on March 15, 2002 was $35.71.

                                                                  2001              2000
                                                             ---------------   ---------------
MARKET PRICE (PER SHARE)                                      HIGH     LOW      High     Low
----------------------------------------------------------------------------------------------
First Quarter..............................................  $41.94   $32.23   $26.94   $19.63
Second Quarter.............................................   36.45    29.65    28.81    23.50
Third Quarter..............................................   39.50    24.50    34.94    26.25
Fourth Quarter.............................................   31.00    23.61    43.44    28.13

     The number of record holders of common stock at February 22, 2002 was 2,172.

CASH DIVIDENDS (PER SHARE)                                    2001    2000
---------------------------------------------------------------------------
First Quarter...............................................  $.195   $.175
Second Quarter..............................................   .215    .195
Third Quarter...............................................   .215    .195
Fourth Quarter..............................................   .215    .195
                                                              -------------
     Total..................................................  $.840   $.760
                                                              =============

     The Corporation's management is committed to continuing to pay regular cash dividends; however, there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. See "Capital and Liquidity" section on page 38 in Item 7 for further discussion and Note K "Dividends" on page 57.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                                               Year Ended December 31
                                                           ---------------------------------------------------------------
                                                             2001       2000       1999       1998       1997       1996
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans, including fees................................  $343,928   $394,073   $329,610   $300,721   $261,607   $219,279
    Securities...........................................   106,933    109,248    113,561    120,259    110,070    112,921
    Time deposits........................................       331        505        164
    Federal funds sold and securities purchased under
      resale agreements..................................     9,784      8,505      4,245      7,111     12,423      7,506
                                                           ---------------------------------------------------------------
         TOTAL INTEREST INCOME...........................   460,976    512,331    447,580    428,091    384,100    339,706
INTEREST EXPENSE:
    Deposits.............................................   118,699    158,858    128,819    138,283    131,140    117,179
    Federal funds purchased and securities sold under
      repurchase agreements..............................    12,054     17,889     12,500     11,606      8,739      9,773
    Guaranteed preferred beneficial interests in the
      Corporation's junior subordinated deferrable
      interest debentures................................     8,475      8,475      8,475      8,475      7,652
    Other borrowings.....................................     5,531      4,346        808      1,754      1,434      1,037
                                                           ---------------------------------------------------------------
         TOTAL INTEREST EXPENSE..........................   144,759    189,568    150,602    160,118    148,965    127,989
                                                           ---------------------------------------------------------------
         NET INTEREST INCOME.............................   316,217    322,763    296,978    267,973    235,135    211,717
Provision for possible loan losses.......................    40,031     14,103     12,427     10,393      9,174      8,494
                                                           ---------------------------------------------------------------
         NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
           LOAN LOSSES...................................   276,186    308,660    284,551    257,580    225,961    203,223
NON-INTEREST INCOME:
    Trust fees...........................................    48,784     49,266     46,411     46,863     43,275     36,898
    Service charges on deposit accounts..................    70,534     60,627     58,787     53,601     47,627     41,570
    Insurance commissions................................    17,423     10,331      3,902
    Other service charges, collection and exchange
      charges, commissions and fees......................    24,999     20,143     13,779     13,293     10,352      8,323
    Net gain (loss) on securities transactions...........        78          4        (86)       359        498       (892)
    Other................................................    31,073     30,494     28,470     22,361     18,953     17,403
                                                           ---------------------------------------------------------------
         TOTAL NON-INTEREST INCOME.......................   192,891    170,865    151,263    136,477    120,705    103,302
NON-INTEREST EXPENSE:
    Salaries and wages...................................   144,787    138,643    122,104    109,781     98,126     84,989
    Pension and other employee benefits..................    35,477     29,163     26,096     21,295     19,874     18,224
    Net occupancy........................................    29,649     27,905     27,149     25,486     22,812     21,486
    Furniture and equipment..............................    23,919     21,495     19,958     18,921     16,147     14,697
    Intangible amortization..............................    15,127     15,625     15,000     13,293     11,920     11,306
    Restructuring charges................................    19,865
    Merger related charges...............................                                     12,244
    Other................................................    83,782     80,449     76,886     75,297     65,265     58,476
                                                           ---------------------------------------------------------------
         TOTAL NON-INTEREST EXPENSE......................   352,606    313,280    287,193    276,317    234,144    209,178
                                                           ---------------------------------------------------------------
         INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
           OF ACCOUNTING CHANGE..........................   116,471    166,245    148,621    117,740    112,522     97,347
Income taxes.............................................    38,565     57,428     50,979     42,095     39,555     34,409
                                                           ---------------------------------------------------------------
Income before cumulative effect of accounting change.....    77,906    108,817     97,642     75,645     72,967     62,938
Cumulative effect of change in accounting for
  derivatives, net of tax................................     3,010
                                                           ---------------------------------------------------------------
         NET INCOME......................................  $ 80,916   $108,817   $ 97,642   $ 75,645   $ 72,967   $ 62,938
                                                           ===============================================================
Basic per share:
    Income before cumulative effect of accounting
      change.............................................  $   1.51   $   2.09   $   1.83   $   1.42   $   1.38   $   1.18
    Cumulative effect of change in accounting, net of
      taxes..............................................       .06
                                                           ---------------------------------------------------------------
         NET INCOME......................................  $   1.57   $   2.09   $   1.83   $   1.42   $   1.38   $   1.18
                                                           ===============================================================
Diluted per share:
    Income before cumulative effect of accounting
      change.............................................  $   1.46   $   2.03   $   1.78   $   1.38   $   1.33   $   1.16
    Cumulative effect of change in accounting, net of
      taxes..............................................       .06
                                                           ---------------------------------------------------------------
         NET INCOME......................................  $   1.52   $   2.03   $   1.78   $   1.38   $   1.33   $   1.16
                                                           ===============================================================
Return on Average Assets.................................      1.03%      1.52%      1.42%      1.18%      1.28%      1.23%
Return on Average Equity.................................     13.18      20.41      18.68      15.44      16.38      15.63

Historical amounts have been restated for stock splits and to reflect the pooling-of-interests merger with Overton Bancshares, Inc., in 1998.

SELECTED FINANCIAL DATA
(dollars in thousands, except per share amounts)

                                                                  Year Ended December 31
                                        ---------------------------------------------------------------------------
                                           2001         2000         1999         1998         1997         1996
                                        ===========================================================================
BALANCE SHEET DATA
     Total assets.....................  $8,369,584   $7,660,372   $6,996,680   $6,869,605   $6,045,573   $5,599,248
     Guaranteed preferred beneficial
       interest in the Corporation's
       junior subordinated deferrable
       interest debentures, net.......      98,623       98,568       98,513       98,458       98,403
     Shareholders' equity.............     594,919      573,026      509,311      512,919      462,929      424,786
     Average shareholders' equity to
       average total assets...........        7.84%        7.46%        7.60%        7.63%        7.83%        7.87%
     Tier 1 risk-based capital
       ratio..........................       10.14        10.08        11.04        12.23        11.21        11.39
     Total risk-based capital ratio...       13.98        11.24        12.28        13.48        14.46        12.64
PER COMMON SHARE DATA
     Net income-basic*................  $     1.57   $     2.09   $     1.83   $     1.42   $     1.38   $     1.18
     Net income-diluted*..............        1.52         2.03         1.78         1.38         1.33         1.16
     Cash dividends paid-CFR..........        .840         .760         .675         .575         .480         .403
     Shareholders' equity.............       11.58        11.14         9.64         9.60         8.74         7.96
LOAN PERFORMANCE INDICATORS
     Non-performing assets............  $   37,430   $   18,933   $   18,837   $   17,104   $   18,088   $   14,069
     Non-performing assets to:
       Total loans plus foreclosed
          assets......................         .83%         .42%         .45%         .47%         .58%         .53%
       Total assets...................         .45          .25          .27          .25          .30          .25
     Allowance for possible loan
       losses.........................  $   72,881   $   63,265   $   58,345   $   53,616   $   48,073   $   42,821
     Allowance for possible loan
       losses to period-end loans.....        1.61%        1.40%        1.40%        1.47%        1.54%        1.60%
     Net loan charge-offs.............  $   30,415   $    9,183   $    8,764   $    6,100   $    6,027   $    2,825
     Net loan charge-offs to average
       loans..........................         .67%         .21%         .22%         .18%         .21%         .12%
COMMON STOCK DATA
     Common shares outstanding at
       period end.....................      51,355       51,430       52,823       53,425       52,940       53,365
     Weighted average common shares...      51,530       52,123       53,368       53,150       52,999       53,195
     Dilutive effect of stock
       options........................       1,818        1,534        1,378        1,529        1,753        1,257
     Dividends as a percentage of net
       income.........................       53.51%       36.35%       36.88%       40.29%       30.50%       29.80%
NON-FINANCIAL DATA
     Number of employees..............       3,387        3,394        3,336        3,095        3,045        2,743
     Shareholders of record...........       2,179        2,250        2,442        2,624        2,358        2,336

 * 2001 basic and diluted earnings per share before the after-tax restructuring charges were $1.82 and $1.76, respectively.

   1998 basic and diluted earnings per share before the after-tax merger related charge were $1.60 and $1.56, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
          RESULTS OF OPERATIONS
        ---------------------

FINANCIAL REVIEW

     Discussed below are the operating results for Cullen/Frost Bankers, Inc. and Subsidiaries ("Cullen/ Frost" or the "Corporation") for the years 1999 through 2001. All of the acquisitions during this period were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

     All balance sheet amounts presented in the following financial review are averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable assuming a 35 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. Dollar amounts in tables are stated in thousands, except for per share amounts.

FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

     Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), even though they are not specifically identified as such. In addition, certain statements in future filings by Cullen/Frost with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on Cullen/Frost and its customers; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) political instability; (v) acts of war or terrorism; (vi) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (vii) changes in consumer spending, borrowings and savings habits; (viii) technology changes; (ix) acquisitions and integration of acquired businesses; (x) the ability to increase market share and control expenses; (xi) changes in the competitive environment among financial holding companies; (xii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Cullen/Frost and its subsidiaries must comply; (xiii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiv) changes in the Corporation's organization, compensation and benefit plans; (xv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
(xvi) costs or difficulties related to the integration of the businesses of Cullen/ Frost being greater than expected; and (xvii) the Corporation's success at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made. Cullen/ Frost undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

ACQUISITIONS
---------------------

     Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations, may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's book value and net income per common share may occur in connection with any future transaction. All of the acquisitions during the period 1999 through 2001 were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. None of the acquisitions had a material impact on Cullen/Frost's results of operations.

  Bank Acquisitions

     On May 20, 1999, Cullen/Frost paid approximately $42.3 million to acquire Commerce Financial Corporation and its four-location subsidiary, Bank of Commerce, in Fort Worth, Texas. The Corporation acquired loans of approximately $76 million and deposits of approximately $164 million.

     On January 15, 1999, Cullen/Frost paid approximately $18.7 million to acquire Keller State Bank which had three locations in Tarrant County, Texas. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million.

  Insurance Acquisitions

     On August 1, 2001, Frost Insurance Agency ("FIA"), a subsidiary of The Frost National Bank, completed its acquisition of AIS Insurance & Risk Management ("AIS"), an independent insurance agency based in Fort Worth. AIS offered a broad range of commercial insurance for small to mid-size businesses, including property and casualty, employee benefits (health, life and retirement plans), business succession planning and risk management services.

     On July 1, 2000 FIA acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin-based independent insurance agency. Nieman Hanks offered property and casualty insurance, professional and umbrella liability, homeowner and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning.

     On April 1, 2000, FIA acquired Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock"), a Houston-based independent insurance agency. Wayland Hancock offered a full range of property and casualty, life and health insurance products, as well as retirement and financial planning, to individuals and businesses.

     On May 1, 1999, FIA acquired Professional Insurance Agents, Inc. ("PIA"), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offered as agent, corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. PIA was the newly formed FIA's first insurance agency acquisition.

  Investment Banking Subsidiary

     On August 2, 1999 Cullen/Frost began operations of its investment banking subsidiary in Dallas, Texas. Frost Securities, Inc. ("FSI") is a full-service investment bank offering financial advisory services, mergers and acquisitions support, equity research, and institutional equity sales and trading. The firm provides institutional investors with in-depth research coverage in energy and communications technology.

RESULTS OF OPERATIONS
---------------------

     For the year ended December 31, 2001, the Corporation reported net income of $80.9 million or $1.52 per diluted common share, compared to $108.8 million or $2.03 per diluted common share and $97.6 million or $1.78 per diluted common share for 2000 and 1999, respectively. Operating earnings for 2001 were $93.8 million or $1.76 per diluted common share. Operating earnings exclude $19.9 million of pre-tax restructuring charges that are discussed in detail on page
23. Operating earnings for 2001 were lower than the net income reported in 2000, primarily due to higher provision for possible loan losses and lower net interest income.

                                                  2001 Change              2000 Change
EARNINGS SUMMARY                         2001      From 2000      2000      From 1999      1999
-------------------------------------------------------------------------------------------------
Taxable-equivalent net interest
  income.............................  $320,955    $ (6,302)    $327,257     $25,777     $301,480
Taxable-equivalent adjustment........     4,738         244        4,494          (8)       4,502
                                       ----------------------------------------------------------
Net interest income..................   316,217      (6,546)     322,763      25,785      296,978
Provision for possible loan losses...    40,031      25,928       14,103       1,676       12,427
Non-interest income:
     Net gain (loss) on securities
       transactions..................        78          74            4          90          (86)
     Other...........................   192,813      21,952      170,861      19,512      151,349
                                       ----------------------------------------------------------
          Total non-interest
            income...................   192,891      22,026      170,865      19,602      151,263
Non-interest expense:
     Goodwill amortization...........     8,033         158        7,875         726        7,149
     Other intangible amortization...     7,094        (656)       7,750        (101)       7,851
     Restructuring charges...........    19,865      19,865
     Other operating expenses........   317,614      19,959      297,655      25,462      272,193
                                       ----------------------------------------------------------
          Total non-interest
            expense..................   352,606      39,326      313,280      26,087      287,193
                                       ----------------------------------------------------------
Income before income taxes and
  cumulative effect of accounting
  change.............................   116,471     (49,774)     166,245      17,624      148,621
Income taxes.........................    38,565     (18,863)      57,428       6,449       50,979
                                       ----------------------------------------------------------
Income before cumulative effect of
  accounting change..................    77,906     (30,911)     108,817      11,175       97,642
Cumulative effect of change in
  accounting for derivatives, net of
  tax................................     3,010       3,010
                                       ----------------------------------------------------------
Net income...........................  $ 80,916    $(27,901)    $108,817     $11,175     $ 97,642
                                       ==========================================================
Per common share:
     Net income-basic................  $   1.57*   $   (.52)    $   2.09     $   .26     $   1.83
     Net income-diluted..............      1.52*       (.51)        2.03         .25         1.78
Return on Average Assets.............      1.03%*      (.49)%       1.52%        .10%        1.42%
Return on Average Equity.............     13.18*      (7.23)       20.41        1.73        18.68

* Operating basic and diluted earnings per share for 2001 were $1.82 and $1.76, respectively. Operating ROA and ROE for 2001 were 1.20 percent and 15.28 percent, respectively.

     The provision for possible loan losses increased to $40.0 million for 2001, up from the $14.1 million recorded in 2000. This level of increase was considered necessary in light of credit deterioration in two large credits and continued uncertainty in the current economic environment. Loan loss reserves at the end of 2001 were built to $72.9 million or 1.61 percent of period-end loans.

     The operating results for 2001 were also impacted by an unprecedented decline in short term interest rates throughout the year, which resulted in lower net interest income, down two percent from 2000. With core deposits, especially demand deposits, being the predominant source of the Corporation's funding, the falling interest rate environment caused margin compression due mainly to earning assets repricing faster than interest-bearing liabilities. More detail is available in the Net Interest Income section below.

     Also included in the 2001 results was a pre-tax gain of $5.7 million related to the sale of an interest rate floor, which was purchased as a hedge against falling interest rates. Of the total gain, $1.1 million was included in other non-interest income, with the remainder included, net of tax, as a $3.0 million cumulative effect of adopting Statement of Financial Accounting Standard ("SFAS") No. 133, which went into effect January 1, 2001. See the Interest Rate Swaps/Floor section on page 39 for further details.

     Given the impact of the higher provision for possible loan losses, lower net interest income, and $19.9 million in restructuring charges, return on average assets for 2001 was 1.03 percent, compared with 1.52 percent in 2000, while return on average equity was 13.18 percent in 2001, compared with 20.41 percent in 2000. Operating earnings return on average assets and return on average equity were 1.20 percent and 15.28 percent, respectively, for the year 2001.

NET INTEREST INCOME
-------------------

     Net interest income, which accounted for 62 percent of Cullen/Frost's 2001 total revenue, is the Company's largest source of revenue. Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. This measure is followed closely by the analyst community.

     Net interest income on a tax equivalent basis for 2001 was $321.0 million, a two percent decrease from $327.3 million recorded in 2000 and up from the $301.5 million for 1999. The net interest margin was 4.89 percent for the year ended December 31, 2001, compared to 5.32 percent and 5.15 percent for the years 2000 and 1999, respectively. The decrease in the net interest income and net interest margin from a year ago is reflective of the impact of sharply reduced interest rates on the Corporation's asset-sensitive balance sheet (the company's earning assets are repricing faster than its interest-bearing liabilities). The federal funds rate (generally one-day loans of excess reserves from one bank to another) declined eleven times for a total of 4.75 percent during 2001. The Corporation is funded primarily by core deposits with demand deposits historically being a strong source of funds. This low cost funding base has historically been a positive to net interest income and margin. However, in a falling rate environment the Corporation suffers margin compression as (i) its earning assets are repricing quicker than its interest-bearing liabilities and
(ii) its low cost funding base results in its inability to cut these rates proportionately with decreases in market rates. For 2001, the Corporation's ratio of average demand deposits to total average deposits was 33.4 percent, which was well above peer levels. See "Consolidated Average Balance Sheets" on pages 76 and 77 and "Rate Volume Analysis" on page 78.

     Net interest spread, which represents the difference between the rate earned on earning assets and the rates paid out on funds, decreased 18 basis points for 2001 to 4.15 percent. This compares to 4.33 percent and 4.34 percent for 2000 and 1999, respectively. The net interest spread as well as the net interest margin will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion on the effects of changing interest rates on net interest income is included in the Market Risk Disclosure -- Interest Sensitivity section on page 39.

     The Corporation uses interest rate swaps and interest rate floors, commonly referred to as derivatives, to manage exposure to interest rates. Information on these swaps and floors is included in the Interest Rate Swaps/Floor section on page 39 and Notes A on page 47 and S on page 69 to the Consolidated Financial Statements.

NON-INTEREST INCOME
-------------------

     Non-interest income was $192.9 million for 2001, up $22 million or 12.9 percent when compared with $170.9 million for 2000, and up from $151.3 million for 1999. The $22 million increase from last year is primarily related to an increase in service charges on deposit accounts for both commercial and consumer accounts, an increase in insurance commissions, and higher revenues associated with FSI. The increase in non-interest income for 2000 compared to 1999 was broad based as all categories of fee income increased. The increase from 1999 to 2000 came from core growth and was also driven, in part, by the positive impact of the insurance agency acquisitions made during 2000 and FSI's first full year of operations. In addition to core growth, non-interest income was favorably impacted in 1999 by the first quarter acquisition of Keller State Bank and the second quarter acquisitions of Commerce Financial Corporation and PIA.

                                                       Year Ended December 31
                                    ------------------------------------------------------------
                                           2001                 2000                 1999
                                    ------------------   ------------------   ------------------
                                               PERCENT              Percent              Percent
NON-INTEREST INCOME                  AMOUNT    CHANGE     Amount    Change     Amount    Change
------------------------------------------------------------------------------------------------
Trust fees........................  $ 48,784   -  1.0%   $ 49,266   +  6.2%   $ 46,411    -  1.0%
Service charges on deposit
  accounts........................    70,534    +16.3      60,627   +  3.1      58,787   +   9.7
Insurance commissions.............    17,423    +68.6      10,331   +164.8       3,902
Other service charges, collection
  and exchange charges,
  commissions and fees............    24,999    +24.1      20,143   + 46.2      13,779   +   3.7
Net gain(loss) on securities
  transactions....................        78     N/M            4   +104.7         (86)   -124.0
Other.............................    31,073    +1.9       30,494   +  7.1      28,470   +  27.3
                                    --------             --------             --------
     Total........................  $192,891    +12.9    $170,865   + 13.0    $151,263   +  10.8
                                    ========             ========             ========

     Trust fees declined one percent compared to a year ago due to lower investment fees, which account for approximately 75 percent of trust fees. Investment fees are based on the market value of assets within a trust account. The market value of trust assets and the related investment fees were negatively impacted by the unfavorable equity market conditions during the year. The decline in investment fees ($1.6 million) was partially offset by higher fees on accounts with oil and gas properties ($1.2 million). These accounts are charged based on energy prices, which were higher during 2001 relative to 2000. In 2000, trust fees were up $2.9 million or 6.2 percent from 1999, mainly due to increases in investment fees and oil and gas fees, which partially offset decreases in management fees associated with small cap value funds.

     The market value of trust assets at the end of 2001 was $13.3 billion, up $400 million when compared to $12.9 billion at the end of 2000, with growth occurring in both managed and custody assets. Most of this growth occurred at the end of the year having little impact on investment fees in 2001. Trust assets were comprised of managed assets of $6.0 billion and custody assets of $7.3 billion at year-end 2001 compared to $5.7 billion and $7.2 billion, respectively, last year.

     Service charges on deposits increased $9.9 million or 16.3 percent from 2000. This increase can be attributed to higher revenues associated with both commercial and individual accounts and higher overdraft fees partially offset by lower non-sufficient funds charges. The increase associated with commercial accounts resulted primarily from higher treasury management services. Due in part to a lower earnings credit rate, the Corporation received more payment for services through fees than through the use of balances. The increase in revenues from individual accounts continues to result from the simplification of deposit account offerings in 1999. This simplification process resulted in fewer product offerings while enhancing the remaining available products ultimately resulting in a better value for the customer. In 2000, deposit service charges increased $1.8 million or 3.1 percent from 1999. This increase was due to higher overdraft charges and higher revenues associated with individual accounts. The previously discussed simplification of deposit account offerings, which began in 1999, was the primary reason for the increase in individual account revenues.

     Insurance commissions increased $7.1 million or 68.6 percent from a year ago. Excluding the impact of the acquisition of AIS in the third quarter of 2001, insurance commissions would have increased 56.8 percent. This increase was the combined result of the impact of continued selling efforts and the effect of higher insurance premiums on commission revenues, as the insurance market has started to tighten the availability of certain products. Insurance commissions increased $6.4 million to $10.3 million in 2000 compared to $3.9 million in 1999. The increase in insurance commission income was positively impacted by the two agency acquisitions during 2000.

     Other service charges and fees increased $4.9 million or 24.1 percent when compared to 2000. The primary contributor to this increase was growth in equity sales commission revenue at FSI. Other service charges and fees increased $6.4 million or 46.2 percent from 1999 to 2000. Primary contributors to this growth were revenues from FSI, as it completed its first full year of operation.

     Other non-interest income increased $579 thousand or 1.9 percent to $31.1 million in 2001 compared to $30.5 million in 2000. The increase is related to the 2001 purchase of bank owned life insurance on certain employees where the Corporation is the beneficiary. The increase in cash surrender value on these insurance policies during 2001 was $3.4 million and was recorded in other non-interest income. This revenue and higher revenues received from larger balances held by the provider of the Corporation's official checks program were the primary reasons for the increase from a year ago. Additionally, a $1.1 million gain was recognized from the sale of an interest rate floor. These increases were offset somewhat by the $2 million non-recurring pre-tax gain from the sale of the mortgage servicing rights in 2000 and lower gain on the sale of student loans. Other non-interest income increased $2.0 million or 7.1 percent to $30.5 million in 2000 compared to $28.5 million in 1999. The increase in 2000 from 1999 resulted from higher income primarily related to increased usage of the Visa check card and annuity sales income and the previously mentioned $2 million gain from the sale of the mortgage servicing rights in 2000. These increases were partially offset by fewer mortgage loan origination fees, which resulted from the Corporation's outsourcing mortgage loans through the co-branding arrangement with GMAC Mortgage, and lower gains on the sale of student loans.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense was $352.6 million for 2001, an increase of $39.3 million or 12.6 percent compared with $313.3 million for 2000 and $287.2 million for 1999. Non-interest expense would have been $332.7 million, an increase of $19.5 million or 6.2 percent from 2000 excluding the restructuring charges included in the table and discussed below. Excluding the restructuring charge, approximately 65 percent of the increase from 2000 related to salaries and benefits. The increase in non-interest expense for 2000 was impacted by the insurance agency acquisitions made during 2000. In addition, the increase was impacted by a full years cost associated with Frost Securities and Commerce Financial Corporation. The acquisitions of Keller State Bank, Commerce Financial Corporation, and PIA, as well as the formation of FSI, impacted the growth in expenses in 1999.

                                                          Year Ended December 31
                                       ------------------------------------------------------------
                                              2001                 2000                 1999
                                       ------------------   ------------------   ------------------
                                                  PERCENT              Percent              Percent
NON-INTEREST EXPENSE                    AMOUNT    CHANGE     Amount    Change     Amount    Change
---------------------------------------------------------------------------------------------------
Salaries and wages...................  $144,787    + 4.4%   $138,643    +13.5%   $122,104    +11.2%
Pension and other employee
  benefits...........................    35,477    +21.7      29,163    +11.8      26,096    +22.5
Net occupancy........................    29,649    + 6.2      27,905    + 2.8      27,149    + 6.5
Furniture and equipment..............    23,919    +11.3      21,495    + 7.7      19,958    + 5.5
Intangible amortization..............    15,127    - 3.2      15,625    + 4.2      15,000    +12.8
Restructuring charges................    19,865
Other................................    83,782    + 4.1      80,449    + 4.6      76,886    + 2.1
                                       --------             --------             --------
     Total...........................  $352,606    +12.6    $313,280    + 9.1    $287,193    + 3.9
                                       ========             ========             ========

     Salaries and wages increased by $6.1 million or 4.4 percent in 2001 and $16.5 million or 13.5 percent in 2000. Salaries and wages in both years have experienced increases related to FSI, the Corporation's investment banking subsidiary which began operations in August of 1999, and acquisitions made by FIA as well as normal market and merit increases based on performance in 2000. Offsetting part of the increase from the year 2000 was a decrease from the elimination of management bonuses for 2001. Also, included in 2000 were approximately $600 thousand in severance costs related to the outsourcing of mortgage loans.

     Pension and other employee benefits increased by $6.3 million or 21.7 percent during 2001 as a result of higher retirement plan expense, higher payroll taxes and higher medical expenses. For the year 2000 compared to 1999, pension and other employee benefits increased 11.8 percent as a result of two insurance acquisitions and the first full year of operations for FSI, as well as, higher medical expenses throughout the Corporation.

     Net occupancy increased $1.7 million or 6.2 percent during 2001 primarily reflecting higher general building maintenance and utility expenses and higher property tax expense related to a full year of operations for the two insurance acquisitions made in 2000 and five months of operations for the August 2001 acquisition. In 2000, net occupancy expense increased $756 thousand or 2.8 percent due to higher building lease expense and general building maintenance and utility expenses affected by de novo branches opened in 2000 and the second and third quarter 2000 insurance acquisitions. De novo branches are branches originally established by the bank and not acquired from another institution by purchase or merger. These increases were offset somewhat by lower property tax expense.

     Furniture and equipment costs increased $2.4 million or 11.3 percent in 2001 primarily due to higher software maintenance and amortization primarily related to the Corporation's e-commerce efforts and enhanced web site introduced in November of 2000. In 2000, furniture and equipment costs increased $1.5 million or 7.7 percent, which was also primarily due to higher amortized software and software maintenance.

     Intangible amortization for 2001 includes $8.0 million of goodwill amortization and $7.1 million of other intangible amortization, primarily related to core deposit intangibles. Intangible amortization for 2000 includes $7.9 million of goodwill amortization and $7.7 million of other intangible amortization, primarily related to core deposit intangibles. The increase in amortized goodwill was due to goodwill associated with acquisitions by FIA. Other intangible amortization decreased due to the run-off of core deposit intangibles associated with bank acquisitions in earlier years. See the discussion in the Cash Earnings section on page 24 for a discussion of SFAS No. 142, which will impact intangible amortization expense effective in 2002.

     The restructuring charges recorded in 2001 included separation and benefit charges of $11.5 million related to a voluntary early retirement program effective as of December 31, 2001, which was accepted by about four percent of the staff. The $11.5 million charge consisted of approximately $6.0 million related to additional pension benefits, $1.4 million associated with future medical benefits, with the remainder due to cash payments based on length of service. The restructuring charges also included $6.7 million due to the freezing of the Corporation's defined benefit pension plan (replaced by a deferred profit sharing plan). The remaining $1.7 million related to severance and outplacement services for a two percent reduction in workforce. Anticipated savings from the reduction in workforce and the voluntary early retirement program ("ERW") are expected to be approximately $13.2 million in 2002. The freeze of the defined benefit plan and its replacement by a deferred profit sharing plan should reduce the volatility in retirement plan expense going forward. However, the Corporation still has funding obligations related to the defined benefit plan and could recognize retirement expense related to this plan in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.

     Other non-interest expense increased $3.3 million or 4.1 percent during 2001 primarily due to higher professional, advertising, and travel expenses related to the Corporation's fee business expansion efforts. Federal Reserve service charges were also up from last year due to the lower rate environment, as the Corporation paid more for services through fees than through the use of balances held at the Federal Reserve. Somewhat offsetting this increase in expenses was lower educational and telephone expense. Other non-interest expense increased $3.6 million or 4.6 percent during 2000 and was broad-based throughout several operational accounts including professional expenses, business development and travel expenses.

RESULTS OF SEGMENT OPERATIONS
-----------------------------

     The Corporation's operations are managed along three Operating Segments:
Banking, the Financial Management Group ("FMG") and FSI, which began operations in August of 1999. A description of each business and the methodologies used to measure financial performance are described in Note U to the Consolidated Financial Statements on page 71. The following table summarizes operating earnings by Operating Segment for each of the last three years:

                                                                 Year Ended December 31
                                                              -----------------------------
                                                                2001       2000      1999
-------------------------------------------------------------------------------------------
Banking.....................................................  $ 91,639   $105,613   $93,427
Financial Management Group..................................    11,353     16,164    15,262
Frost Securities Inc. ......................................    (3,650)    (3,350)   (2,387)
Non-Banks...................................................    (5,514)    (9,610)   (8,660)
Restructuring charges (after tax)...........................   (12,912)        --        --
                                                              -----------------------------
Consolidated Net Income.....................................  $ 80,916   $108,817   $97,642
                                                              =============================

  Banking

     Operating earnings were $91.6 million for 2001, down 13.2 percent from $105.6 million for 2000 and down from $93.4 million for 1999. The decrease in operating earnings in 2001 versus 2000 reflects the impact of a $26.0 million increase in the provision for possible loan losses, mainly related to a deterioration of two large credits and continued uncertainty in the current economic environment. The loan loss reserve was built to $72.9 million or 1.61 percent of period-end loans. Net interest income was lower due to the decline in short-term interest rates, from 6.50 percent at the beginning of the year to
1.75 percent by year-end. The bank is primarily funded by non-interest bearing demand deposits representing 33.3 percent of total deposits at year-end 2001. This high level of demand deposits has been a positive for the bank's net interest income in the past. In a falling rate environment, however, margin compression can occur more rapidly as rates on this funding source cannot go any lower.

     Partially offsetting the adverse impacts of higher provision for loan losses and lower net interest income were higher service charges on deposits, increased insurance commissions, and the pre-tax gain of $5.7 million related to the sale of an interest rate floor. The $9.9 million increase in service charges on deposits, up 16.4 percent, over 2000 can be attributed to higher revenues associated with both commercial and individual accounts and higher overdraft fees partially offset by lower non-sufficient funds charges.

     FIA, which is included in the banking operating segment, had gross revenues of $18.8 million during 2001 as compared with $11.1 million in 2000. Insurance commissions were the largest component of these revenues. The $7.1 million or
68.6 percent increase over 2000 reflects the acquisition on August 1, 2001 of AIS and the full year impact of the acquisitions made in the third and second quarters of 2000. It also reflects the impact of tightening insurance markets for some products, as well as continued selling efforts. Referrals made by employees across the organization, including commercial banking, are expected to be an important source of growth for FIA. During 2001, FIA was successful on about 60 percent of their proposals made to qualified referrals provided by other employees of the bank.

     There were no bank acquisitions during 2001 or 2000. Results for the year 2000 reflect the full year impact of the acquisition in May 1999 of PIA and the two bank acquisitions made in the first and second quarters of 1999.

  Financial Management Group

     Operating earnings for 2001 were $11.4 million, compared to $16.2 million for 2000 and $15.3 million for 1999. Net interest income was down $2.7 million compared to the previous year as the lower rate environment has reduced the funds transfer price paid on FMG's securities sold under repurchase agreements. Total non-interest income was up $1.0 million from 2000. The leading component of FMG non-interest income, trust fees, were down slightly due to equity market conditions and the resulting impact to investment fees, which represent approximately 75 percent of trust fees. Other fees, not included in trust fees, such as brokerage commissions from the sale of mutual funds, money markets and annuities, account for most of the increase year over year. This was slightly offset by a decrease in brokerage commissions from less sales of equities.

     Operating expenses were up $3.0 million from last year. Most of the increase was due to salaries and benefits, as well as litigation expenses and sundry losses. Salaries and benefits were up, in part, to support business initiatives within FMG through expansion of the brokerage sales force, securities lending and fixed income management. Comparing 2000 to 1999, the increase in operating earnings can be attributed to growth in investment fees and oil and gas fees. While oil and gas fees were influenced by the higher market prices of oil and gas, investment fees were positively impacted by a larger fee base due to growth in the number of trust accounts combined with increased market values associated with managed assets.

  Frost Securities Inc.

     FSI's operating loss of $3.7 million for 2001 increased from a $3.4 million loss for 2000, and from a $2.4 million loss for less than a half year of operations in 1999. Investment banking fees have been adversely impacted by market conditions in the energy and technology sectors. Both years were further impacted by expenses as the company continued to expand this business segment during its startup phase. Total revenues were up $4.1 million or 63.9 percent over 2000 driven primarily by equities sales commissions, which represented about 90 percent of FSI's 2001 revenue. FSI revenues represented approximately six percent of the Corporation's non-interest income during 2001.

     Non-interest expenses for 2001 were up $4.5 million or 39.4 percent to $16 million. Approximately one half of the increase was in salaries and benefits associated with an increase in overall average headcount of 23 percent year-over-year. Also impacting higher salaries were increases in sales commissions related to higher revenue from equity sales. Business development expenses were up due to an increase in institutional sales marketing activity. Clearing fees were higher as a result of increased commission revenue. Additional market data and trading floor communication systems and recruiting expenses also added to the increase in non-interest expenses. Staffing levels at the end of 2001 included 46 employees compared to 43 at the end of 2000 and 28 at the end of 1999. As of year-end 2001 there were 39 energy and 24 technology stocks under coverage.

  Non-Banks

     The reduction in operating loss for non-banks in 2001 was due to a decrease in expenses relating to elimination of management bonuses. The increased loss in 2000 compared with 1999 was due to increased incentive compensation and fees for professional services.

  Restructuring Charges

     The restructuring charges, after tax, recorded in 2001 included separation and benefit charges of $7.5 million after tax related to a voluntary early retirement program effective as of December 31, 2001, which was accepted by about four percent of the staff. The $7.5 million after tax charge consisted of approximately $3.9 million after tax related to additional pension benefits, $900 thousand after tax associated with future medical benefits, with the remainder due to cash payments based on length of service. The restructuring charges also included $4.3 million after tax due to the freezing of the Corporation's defined benefit pension plan (replaced by a deferred profit sharing plan). The remaining $1.1 million after tax related to severance and outplacement services for a two percent reduction in workforce.

INCOME TAXES
------------

     Cullen/Frost recognized income tax expense of $40.2 million in 2001, compared to $57.4 million in 2000, and $51.0 million in 1999. The effective tax rate in 2001 was 33.18 percent compared to 34.54 percent in 2000 and 34.30 percent in 1999. The lower effective tax rate in 2001 compared to 2000 was mainly due to an increase in tax exempt income resulting from the purchase of bank owned life insurance during 2001. For a detailed analysis of the Corporation's income taxes see Note O "Income Taxes" on page 65.

CASH EARNINGS
-------------

     Historically, excluding the merger with Overton Bancshares, Inc. in 1998, the Corporation's acquisitions have been accounted for using the purchase method of accounting, which results in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" or "tangible" earnings represents the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" or "tangible" earnings may vary by company, the Corporation believes this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends, acquisitions, and growth.

     Statement of Financial Accounting Standards ("SFAS") No. 142, issued in July 2001, replaces the practice of amortizing goodwill and indefinite lived intangible assets with an annual review for impairment. See Note A "Accounting Changes" section on page 49 for further discussion on this statement.

     The following table reconciles reported earnings to net income excluding intangible amortization ("cash" earnings) for each of the three most recent year periods:

                                                                  Year Ended December 31
                       -----------------------------------------------------------------------------------------------------------
                                      2001                                 2000                                 1999
                       ----------------------------------   ----------------------------------   ---------------------------------
                       REPORTED    INTANGIBLE     "CASH"    Reported    Intangible     "Cash"    Reported    Intangible    "Cash"
                       EARNINGS   AMORTIZATION   EARNINGS   Earnings   Amortization   Earnings   Earnings   Amortization  Earnings
----------------------------------------------------------------------------------------------------------------------------------
Income before income
  taxes and
  cumulative effect
  of accounting
  change.............  $116,471     $15,127      $131,598   $166,245     $15,625      $181,870   $148,621     $15,000     $163,621
Income taxes.........    38,565       3,277        41,842     57,428       3,437        60,865     50,979       3,434       54,413
                       -----------------------------------------------------------------------------------------------------------
Income before
  cumulative effect
  of accounting
  change.............    77,906      11,850        89,756    108,817      12,188       121,005     97,642      11,566      109,208
Cumulative effect of
  accounting change,
  net of tax.........     3,010                     3,010
                       -----------------------------------------------------------------------------------------------------------
Net income...........  $ 80,916     $11,850      $ 92,766   $108,817     $12,188      $121,005   $ 97,642     $11,566     $109,208
                       ===========================================================================================================
Net income per
  diluted common
  share..............  $   1.52     $   .22      $   1.74   $   2.03     $   .23      $   2.26   $   1.78     $   .21     $   1.99
Return on assets.....      1.03%                     1.18%*     1.52%                     1.69%*     1.42%                    1.59%*
Return on equity.....     13.18                     15.11**    20.41                     22.70**    18.68                    20.89**

 * Calculated as A/B
** Calculated as A/C
---------------------

                                                                      2001         2000         1999
                                                                   ----------   ----------   ----------
     Net income before intangible amortization (including
(A)  goodwill and core deposit intangibles, net of tax)..........  $   92,766   $  121,005   $  109,208
(B)  Total average assets........................................   7,836,731    7,149,684    6,875,436
(C)  Average shareholders' equity................................     614,010      533,125      522,770

SOURCES AND USES OF FUNDS
-------------------------

     Average assets for 2001 of $7.8 billion increased by 9.6 percent from 2000 levels and increased 4.0 percent between 1999 and 2000. Deposits remain the primary source of funding for Cullen/Frost. Funding sources in 2001 reflected an increase in demand deposits and other liabilities offsetting a decrease in time deposits. In addition, borrowed funds increased due to the third quarter 2001 issuance by Frost Bank of $150 million of its 6 7/8 percent Subordinated Bank Notes due 2011.

     Demand deposits in particular have shown an improving trend over the three year period, which has been a key factor in the Corporation's ability to maintain a low cost of funds while funding loan growth. For 2001, average demand deposits were 33.4 percent of total average deposits compared with 31.3 percent during 2000, and 30.6 percent during 1999.

     Loans continue to be the largest component of the earning assets mix. However, non-earning assets increased 2.3 percent from levels a year ago because of float associated with higher demand deposit balances. Non-earning assets include cash, due from banks, banking premises, accrued interest and other assets.

                                                               Percentage of Total Average Assets
                                                              ------------------------------------
SOURCES AND USES OF FUNDS                                       2001          2000          1999
--------------------------------------------------------------------------------------------------
Sources of Funds:
     Deposits:
          Demand............................................    27.9%         26.5%         26.1%
          Time..............................................    55.7          58.1          59.0
     Federal funds purchased................................     4.5           4.6           4.2
     Equity capital.........................................     7.8           7.5           7.6
     Borrowed funds.........................................     2.5           2.3           1.6
     Other liabilities......................................     1.6           1.0           1.5
                                                              ------------------------------------
          Total.............................................   100.0%        100.0%        100.0%
                                                              ====================================
Uses of Funds:
     Loans..................................................    58.0%         60.9%         57.2%
     Securities.............................................    22.5          23.2          26.8
     Federal funds sold.....................................     3.2           1.9           1.2
     Non-earning assets.....................................    16.3          14.0          14.8
                                                              ------------------------------------
          Total.............................................   100.0%        100.0%        100.0%
                                                              ====================================

LOANS
-----

     Total period-end loans for 2001 were $4.5 billion, which were flat compared to 2000. However, excluding shared national credits purchased ("SNCs"), 1-4 family residential mortgages and the indirect lending portfolio, loans increased by 5.3 percent over 2000. The Corporation withdrew from the mortgage origination business, as well as the indirect lending business during 2000, and these portfolios continue to decrease through payoffs and refinancings. The SNCs portfolio has decreased steadily over the past year. See NPA section on page 30 for further discussion. The mortgage and indirect portfolios are also discussed in more detail later in this section.

                                                           December 31
                          ------------------------------------------------------------------------------
                                     2001
                          --------------------------
LOAN PORTFOLIO ANALYSIS                PERCENTAGE OF
(PERIOD-END BALANCES)       AMOUNT      TOTAL LOANS       2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------
Real estate:
  Construction:
     Commercial.........  $  373,431         8.3%      $  342,944   $  325,156   $  270,976   $  162,406
     Consumer...........      44,623         1.0           44,078       53,951       21,121       16,462
  Land:
     Commercial.........     128,782         2.8          148,777      118,290       69,157       54,003
     Consumer...........       7,040          .2            9,282       10,009        5,839        6,330
  Commercial real estate
     mortgages..........     994,485        22.0        1,011,105      849,906      726,793      642,964
  1-4 Family residential
     mortgages..........     244,897         5.4          310,946      340,213      415,036      375,976
  Other consumer real
     estate.............     278,849         6.2          267,790      240,229      171,579       68,289
                          ------------------------------------------------------------------------------
  Total real estate.....   2,072,107        45.9        2,134,922    1,937,754    1,680,501    1,326,430
Commercial and
  industrial............   1,985,447        43.9        1,873,809    1,635,097    1,263,517    1,066,224
Consumer:
  Indirect..............      65,217         1.4          136,921      211,246      288,698      362,271
  Other.................     345,899         7.7          341,546      352,155      351,463      288,111
Other, including
  foreign...............      54,943         1.2           54,796       36,693       65,781       77,053
Unearned discount.......      (5,005)        (.1)          (7,349)      (6,217)      (3,357)      (3,194)
                          ------------------------------------------------------------------------------
  Total.................  $4,518,608       100.0%      $4,534,645   $4,166,728   $3,646,603   $3,116,895
                          ==============================================================================
Percent change from
  previous year.........         -.4%                        +8.8%       +14.3%       +17.0%       +16.6%

     At December 31, 2001, the majority of the loan portfolio was comprised of real estate loans totaling $2.1 billion or 45.9 percent of total loans and the commercial and industrial loan portfolio totaling $2.0 billion or 43.9 percent of total loans. The real estate total includes both commercial and consumer balances. At December 31, 2001 and 2000, the Corporation had no concentration, by Standard Industrial Classification code ("SIC"), in any single industry that exceeded 10 percent of total loans. The SIC code is a federally designed standard numbering system identifying companies by industry. Cullen/Frost uses the SIC code to categorize loans by the recipient's type of business. The largest single concentration by SIC code at year-end

2001 was in energy at 6.5 percent of total loans. The following table categorizes loan portfolio concentrations by SIC code, illustrating the diversity in the Corporation's total loan portfolio:

                                                               Percentage of
                                                              Period End Loans
                                                                December 31
INDUSTRY CONCENTRATION OF LOAN                                ----------------
PORTFOLIO BY SIC CODE                                          2001      2000
------------------------------------------------------------------------------
Energy......................................................    6.5%      6.2%
Manufacturing, other........................................    6.3       6.5
Services....................................................    5.3       4.5
Building construction.......................................    4.8       4.5
Retail......................................................    3.3       2.8
General and specific trade contractors......................    3.2       2.7
Wholesale equipment.........................................    3.2       3.0
Medical services............................................    3.2       3.0
All other (33 categories)...................................   64.2      66.8
                                                              ----------------
Total loans.................................................  100.0%    100.0%
                                                              ================

     The majority of the 5.3 percent growth in total loans over 2000 (excluding SNCs, mortgage loans and indirect lending) was in the commercial and industrial loan portfolio, which increased to $2.0 billion at year-end 2001. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate collateral margins. The commercial and industrial loan portfolio also includes the commercial lease portfolio and asset based lending. At December 31, 2001, the commercial lease portfolio totaled $41.0 million and asset based loans totaled $48.6 million. These totals are both increases from December 31, 2000 balances of $40.0 million and $31.0 million, respectively. In addition, at December 31, 2001, over 97 percent of the outstanding balance of SNCs were included in the commercial and industrial portfolio, with the remainder included in the real estate categories.

     The Corporation had a total SNCs portfolio of approximately $237 million outstanding at year-end 2001, which is down from $316 million at the previous year end. Of the outstanding total at year-end 2001, approximately 35 percent were energy related with the remainder diversified throughout various industries. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, the Corporation must have an existing banking relationship or the expectation of broadening the relationship with other bank products.

     Total real estate loans at December 31, 2001 were $2.1 billion, down 2.9 percent from year-end 2000. However, excluding the decline in the 1-4 family residential mortgage portfolio, which is discussed below, total real estate loans remained relatively flat with year-end 2000. The commercial real estate portfolio, which totals $1.5 billion, represents over 72 percent of the total real estate loans at year-end 2001. The majority of this portfolio is commercial real estate mortgages, which includes both permanent and intermediate term loans. The diversity in the commercial real estate portfolio allows the Corporation to reduce the impact of a decline in any single industry. The following table reflects the concentration by industry in the commercial real estate portfolio:

                                                                 Percentage of
                                                              Period End Balances
                                                                  December 31
                                                              --------------------
CONCENTRATION IN COMMERCIAL REAL ESTATE PORTFOLIO              2001         2000
----------------------------------------------------------------------------------
Office building.............................................    18.2%        15.9%
Office/warehouse............................................    11.5          9.6
1-4 Family..................................................    10.1          9.2
Non-farm/nonresidential.....................................     7.0          9.0
Retail......................................................     6.6          8.1
Multi-family................................................     5.1          5.8
All other...................................................    41.5         42.4
                                                              --------------------
                                                               100.0%       100.0%
                                                              ====================

     The primary focus of the commercial real estate portfolio has been the growth of loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as a commercial real estate loan. At December 31, 2001, approximately 49 percent of the Corporation's commercial real estate loans were secured by owner-occupied properties.

     The consumer loan portfolio, including all consumer real estate, at December 31, 2001 totaled $987 million, down 11.2 percent from year-end 2000. However, excluding the decrease in the 1-4 family residential mortgage and the indirect lending portfolios, total consumer loans increased by 2.1 percent. As the following table illustrates, the consumer loan portfolio has four distinct segments -- consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

                                                              Period End Balances
                                                                  December 31
                                                              -------------------
CONSUMER LOAN PORTFOLIO (IN MILLIONS)                          2001       2000
---------------------------------------------------------------------------------
Construction................................................  $ 44.6    $   44.1
Land........................................................     7.0         9.3
Other consumer real estate..................................   278.9       267.8
                                                              -------------------
     Total consumer real estate.............................   330.5       321.2
Consumer non-real estate....................................   345.9       341.6
Indirect....................................................    65.2       136.9
1-4 Family residential mortgages............................   244.9       310.9
                                                              -------------------
                                                              $986.5    $1,110.6
                                                              ===================

     The majority of the 2.1 percent growth in consumer loans, excluding mortgage and indirect lending, has occurred in the consumer real estate portfolio, which primarily consists of home equity, home improvement and residential lot loans. This segment has increased to $331 million at year-end 2001 from $321 million at the previous year-end. The Corporation offers home equity loans up to 80 percent of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. Home equity loans, which were allowed in the state of Texas beginning January 1, 1998, account for almost half of the consumer real estate total at year-end 2001.

     The consumer non-real estate loan segment has grown to $346 million at year-end 2001 from $342 million at year-end 2000. Loans in this segment include automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

     The indirect consumer loan segment has continued to decrease by about $18 million per quarter since the Corporation's decision to discontinue originating these types of loans during 2000. At December 31, 2001, the majority of the portfolio was comprised of new and used automobile loans (60.1 percent of total), as well as purchased home improvement and home equity loans (37.4 percent of total). The portfolio is not expected to completely pay off by year-end 2002 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to be substantially reduced by that time.

     The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. These types of loans are now offered through the Corporation's co-branding arrangement with GMAC Mortgage. At December 31, 2001, the 1-4 family residential loan segment totaled $245 million down from $311 million at year-end 2000. Although this portfolio will continue to decline due to the decision to withdraw from the mortgage origination business, the high level of mortgage refinancings during 2001's falling interest rate environment drove the substantial decrease during 2001.

     The following table details the Corporation's total loan portfolio by a regional breakout at year-end 2001 and 2000. The "Other portfolios" category includes indirect lending, 1-4 family residential mortgages, SNCs and student loans. The decreases in the major components of this category have been previously discussed.

                                                                     December 31
                                                              -------------------------
                                                                       Percent
(IN MILLIONS)                                                  2001    CHANGE     2000
---------------------------------------------------------------------------------------
Fort Worth/Dallas...........................................  $1,122     15.2%   $  974
Houston.....................................................   1,006      4.7       961
San Antonio.................................................     860     (5.4)      909
Austin......................................................     400     (1.2)      405
Corpus Christi..............................................     215     10.3       195
Rio Grande Valley...........................................      94      8.0        87
Other portfolios............................................     822    (18.1)    1,004
                                                              ------             ------
                                                              $4,519             $4,535
                                                              ======             ======

     The majority of the 2001 loan growth in dollars occurred in the higher growth markets of Fort Worth/ Dallas and Houston, two important and growing Texas markets. Part of this growth results from the fact that the Corporation has a smaller market share in these regions. The Corporation has sought to expand its market share by (i) hiring new loan officers, primarily from banks with larger market shares and (ii) growing business through customers who previously did business with banks with larger market share in these regions. The loan decline in the San Antonio region is reflective of the mature market share that the Corporation has achieved in its headquarters market. The growth in the Austin region remained relatively flat for 2001 from 2000, mainly due to the overall slowing economy in that market, heavily influenced by the decline in their technology sector.

     Loans from Mexico are secured by liquid assets held in the United States were $10.8 million, $16.8 million, and $17.9 million for the years ended 2001, 2000, and 1999, respectively. Cullen/Frost's cross-border outstandings to Mexico excluding these loans totaled $63 thousand, $490 thousand and $2.4 million at December 31, 2001, 2000, and 1999, respectively. At December 31, 2001 and 2000, none of the Mexico-related loans were on non-performing status compared to $342 thousand at December 31, 1999.

LOAN COMMITMENTS
----------------

     In the normal course of business, in order to meet the financial needs of its customers, Cullen/Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments to or on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. Commitments to extend credit and standby letters of credit amounted to $2.3 billion and $123.5 million, respectively, at December 31, 2001, and $2.1 billion and $105.8 million respectively, at December 31, 2000. Commercial and industrial loan commitments represent approximately 75 percent and 69 percent of the total loan commitments outstanding at December 31, 2001 and 2000. Acceptances due from customers at December 31, 2001 were $3.9 million.

NON-PERFORMING ASSETS
---------------------

     Non-performing assets were $37.4 million at December 31, 2001, compared with $18.9 million at December 31, 2000 and $18.8 million at December 31, 1999. The increase from last year is due to two large SNCs that went on non-accrual status during 2001. One loan, to an electronics distribution company, went on non-accrual status during the first quarter. Approximately $13 million of this credit has been charged-off with $6.3 million remaining in non-accrual loans. The second loan, which went on non-accrual status in the third quarter, was made to a private company in the marketing and sales promotion industry, an industry that was dramatically affected by the terrorist attack on September 11, 2001. Approximately $9 million of the second loan has been charged-off with $8.2 million remaining in non-accrual loans. Non-performing assets include non-accrual loans and foreclosed assets. Loans upon which interest income is not currently accrued because of the borrower's financial problems are classified as non-accrual. Foreclosed assets represent property acquired as the result of borrower defaults on loans. Non-performing assets as a percentage of total loans and foreclosed assets were .83 percent at December 31, 2001, compared to .42 percent one year ago. In addition, non-performing assets as a percentage of total assets were .45 percent at year end 2001 compared to .25 percent at year-end 2000. The Corporation anticipates non-performing assets as a percentage of total assets for 2002 to range plus or minus 10 percent of year-end 2001 levels.

                                                               December 31
                                           ---------------------------------------------------
NON-PERFORMING ASSETS                       2001       2000       1999       1998       1997
----------------------------------------------------------------------------------------------
Non-accrual..............................  $33,196    $16,662    $14,854    $12,997    $13,077
Foreclosed assets........................    4,234      2,271      3,983      4,107      5,011
                                           ---------------------------------------------------
     Total...............................  $37,430    $18,933    $18,837    $17,104    $18,088
                                           ===================================================
As a percentage of total assets..........      .45%       .25%       .27%       .25%       .30%
As a percentage of total loans plus
  foreclosed assets......................      .83        .42        .45        .47        .58
After-tax impact of lost interest per
  common share...........................  $   .03    $   .03    $   .02    $   .02    $   .02
Accruing loans 90 days past due:
  Consumer...............................  $   521    $   498    $   733    $ 1,347    $ 3,410
  All other..............................   13,080      7,474      6,177      9,434      3,412
                                           ---------------------------------------------------
     Total...............................  $13,601    $ 7,972    $ 6,910    $10,781    $ 6,822
                                           ===================================================

Cullen/Frost did not have any restructured loans for the years ended December 31, 2001-1997.

Interest income that would have been recorded in 2001 on non-performing assets, had such assets performed in accordance with their original contract terms, was $2.4 million on non-accrual loans and $181 thousand on foreclosed assets. During 2001, the amount of interest income actually recorded on non-accrual loans was $913 thousand.

There were no foreign loans 90 days past due as of December 31, 2001.

     Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. All non-consumer loans 90 days or more past due are classified as non-accrual unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest income is not recognized until collected, and any previously accrued but uncollected interest is reversed. A loan is considered as restructured if it has been modified as to original terms, resulting in a reduction or deferral of principal and/or interest as a concession to the debtor that the creditor would not otherwise consider. Classification of an asset in the non-performing category does not preclude ultimate collection of loan principal or interest.

     Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has serious concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. At December 31, 2001, Cullen/Frost had $4.2 million in loans of this type which had not been included in either of the non-accrual or 90 days past due loan categories. Subsequent to December 31, 2001, the Corporation has placed $2.5 million of these loans on non-performing status. Management monitors such loans closely and reviews their performance on a regular basis.

ALLOWANCE FOR POSSIBLE LOAN LOSSES
----------------------------------

     The allowance for possible loan losses was $72.9 million or 1.61 percent of period-end loans at December 31, 2001, compared to $63.3 million or 1.40 percent of period-end loans at year-end 2000. The allowance for possible loan losses as a percentage of non-accrual loans was 219.5 percent at December 31, 2001, compared with 379.7 percent at December 31, 2000.

     Cullen/Frost recorded a $40.0 million provision for possible loan losses during 2001, compared to $14.1 million and $12.4 million recorded during 2000 and 1999, respectively. The increase in the provision for possible loan losses was due to the two previously discussed SNC loans and reflected the increased uncertainty in the economy since the terrorist acts of September 11, 2001 combined with the economic downturn already in progress at that time. The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio. The allowance consists of three elements: (i) allowances established for potential losses on specific loans, (ii) allowances based on historical loan loss experience, for similar loans with similar loan characteristics, and trends, and
(iii) unallocated allowances, not allocated to loans or a group of loans, but instead based on general economic conditions and other internal and external risk factors in the Corporation's individual markets.

     The specific allowances are based on a regular analysis and evaluation of criticized loans. The quality of loans are determined based on an internal credit risk grading process that evaluates: the obligor's ability to repay, the underlying collateral, if any, and the economic environment and industry in which the obligor operates. This analysis is performed at the relationship manager level for all commercial loans. Obligors whose calculated grade is below a predetermined grade are viewed as criticized. Once criticized, a loan is analyzed (at least quarterly) by a special assets officer to determine if a specific allowance is needed. Specific allocations are based on an obligor's inability or unwillingness to repay, collateral deficiencies and risk grade, and/or the state of the borrower's industry. If a specific allowance is not assigned to a criticized loan, and it is not determined impaired, it is included in the historical allowance portion of the process for loans with similar characteristics.

     Historical allowances are determined statistically using a loss analysis that examines loss experience of the portfolio in total, by specific loan types and the related internal grading of loans charged-off. This loss analysis is periodically updated based on actual experience. This analysis is performed on several groups of loans including unfunded loan commitments. Thereby, several historical allowance pools result. Specifically, historical allowance pools exist for commercial real estate loans, commercial and industrial loans, consumer loans and 1-4 family residential mortgages.

     Unallocated allowances based on general economic conditions and other internal and external risk factors are determined by evaluating the experience, ability and effectiveness of the bank's lending management and staff, effectiveness of lending policies and procedures and internal controls, changes in asset quality, changes in loan portfolio volume, composition and concentrations of credit, impact of competition on loan structuring and pricing, effectiveness of the internal loan review, impact of environmental risks on portfolio risks, and impact of rising interest rates on portfolio risk. Quarterly, senior management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine the unallocated general allowance. While the loss analysis for the historical allowance is performed annually, the Corporation may revise the general allocation factors whenever necessary in order to address improving or deteriorating credit quality trends or events; or recognize specific risks associated with a given loan concentration or pool classification. In addition, an audit committee of non-management directors reviews the adequacy of the allowance for possible loan losses quarterly.

     Cullen/Frost recorded net charge-offs of $30.4 million for the year ended December 31, 2001, compared to net charge-offs of $9.2 million and $8.8 million in 2000 and 1999, respectively. Charge-offs are loan balances that have been written off against the reserve for loan losses once the loan is determined to be uncollectible. As a percentage of average loans, net charge-offs were .67 percent for 2001 compared to .21 percent last year. The Corporation's gross charge-offs in 2001 consisted primarily of commercial and industrial loans, which increased $25.1 million to $32.1 million, and consumer loans, which decreased $1.3 million to $4.3 million. The increase in commercial and industrial loan charge-offs is associated with two large SNC non-accrual loans (previously discussed in the Non-Performing Assets section on page 30). The Corporation's gross charge-offs in 2000 consisted primarily of commercial and industrial loans, which increased $1.7 million to $7.0 million, and consumer loans, which decreased $1.8 million to $5.6 million. The decrease in consumer charge-offs for 2001 and 2000 is related to lower indirect lending charge-offs, a product that the company stopped originating in 2000.

                                                          Year Ended December 31
                                    ------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES     2001          2000          1999          1998          1997
------------------------------------------------------------------------------------------------------
Average loans outstanding during
  year, net of unearned
  discount.....................     $4,546,596    $4,352,868    $3,934,406    $3,437,510    $2,917,371
                                    ==================================================================
Balance of allowance for possible
  loan losses at beginning of
  year.........................     $   63,265    $   58,345    $   53,616    $   48,073    $   42,821
Provision for possible loan
  losses.......................         40,031        14,103        12,427        10,393         9,174
Loan loss reserve of acquired
  institutions.................                                      1,066         1,250         2,105
Charge-offs:
  Real estate..................           (336)         (465)         (357)         (397)         (650)
  Commercial and industrial....        (32,074)       (6,999)       (5,349)       (3,980)       (2,028)
  Consumer.....................         (4,340)       (5,625)       (7,420)       (8,081)       (7,209)
  Other, including foreign*....            (30)          (73)           (7)          (90)          (40)
                                    ------------------------------------------------------------------
     Total charge-offs.........        (36,780)      (13,162)      (13,133)      (12,548)       (9,927)
                                    ------------------------------------------------------------------
Recoveries:
  Real estate..................            917           388           582         1,674           956
  Commercial and industrial....          3,658         1,549         1,799         2,176           965
  Consumer.....................          1,779         2,030         1,919         2,528         1,853
  Other, including foreign*....             11            12            69            70           126
                                    ------------------------------------------------------------------
     Total recoveries..........          6,365         3,979         4,369         6,448         3,900
                                    ------------------------------------------------------------------
Net charge-offs................        (30,415)       (9,183)       (8,764)       (6,100)       (6,027)
                                    ------------------------------------------------------------------
Balance of allowance for possible
  loan losses at end of year...     $   72,881    $   63,265    $   58,345    $   53,616    $   48,073
                                    ==================================================================
Net charge-offs as a percentage of
  average loans outstanding during
  year, net of unearned
  discount.....................            .67%          .21%          .22%          .18%          .21%
Allowance for possible loan losses
  as a percentage of year-end
  loans, net of unearned
  discount.....................           1.61          1.40          1.40          1.47          1.54

* There were no foreign charge-offs in 2001-1997.

     Cullen/Frost has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. These policies and procedures, some of which are described below, are reviewed regularly by senior management. A reporting system supplements this review process by providing management and the board of directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

     Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand their business. Once it is determined that the borrower's management possesses sound ethics and solid business acumen, current and projected cash flows are examined to determine the ability to repay their obligations as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate collateral margins.

     The diversity of the Corporation's commercial real estate portfolio allows it to reduce the impact of a decline in a single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, single purpose projects are avoided unless other underwriting factors are present to help mitigate the risk. The Corporation also utilizes the knowledge of third-party experts to provide insight and guidance about the economic conditions and dynamics of the markets served by the Corporation. In addition, management closely tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2001, 49 percent of the Corporation's commercial real estate loans were secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must withstand the analysis of a commercial loan and the underwriting process of a commercial real estate loan.

     Loans secured by non-owner occupied commercial real estate are made to developers and builders who have a relationship with Cullen/Frost and who have a proven record of success. These loans are underwritten through the use of feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim mini-perm loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

     A computer-based credit scoring analysis is used to supplement the consumer loan underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes the risk. Additionally, trend and outlook reports are provided to senior management on a frequent basis to aid in planning. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include but are not limited to, maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

     Cullen/Frost has an independent Loan Review Division that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to senior management and the board of directors. Loan Review's function complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation's policies and procedures.

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

                                                                       December 31
                            -------------------------------------------------------------------------------------------------
                                     2001                     2000                     1999                     1998
                            ----------------------   ----------------------   ----------------------   ----------------------
                            ALLOWANCE                Allowance                Allowance      As a      Allowance      As a
                               FOR         AS A         For         As A         For      Percentage      For      Percentage
                            POSSIBLE    PERCENTAGE   Possible    Percentage   Possible        Of       Possible        Of
ALLOCATION OF ALLOWANCE       LOAN       OF TOTAL      Loan       Of Total      Loan        Total        Loan        Total
FOR POSSIBLE LOAN LOSSES     LOSSES       LOANS       Losses       Loans       Losses       Loans       Losses       Loans
-----------------------------------------------------------------------------------------------------------------------------
Commercial and
 industrial...............   $30,831        .68%      $25,031        .55%      $22,404        .54%      $15,085        .41%
Real estate...............    10,427        .23        11,389        .25         9,485        .23        10,021        .28
Consumer..................     9,909        .22        10,846        .24        12,621        .30        17,130        .47
Purchasing or carrying
 securities...............                                                           1                       85
Financial institutions....                                118                       98                       36
Other, including
 foreign..................       423        .01           279        .01           215        .01           246        .01
Unallocated...............    21,291        .47        15,602        .35        13,521        .32        11,013        .30
                            -------------------------------------------------------------------------------------------------
   Total..................   $72,881       1.61%      $63,265       1.40%      $58,345       1.40%      $53,616       1.47%
                            =================================================================================================

                                 December 31
                            ----------------------
                                     1997
                            ----------------------
                            Allowance      As a
                               For      Percentage
                            Possible        Of
ALLOCATION OF ALLOWANCE       Loan        Total
FOR POSSIBLE LOAN LOSSES     Losses       Loans
--------------------------  ----------------------
Commercial and
 industrial...............   $14,346        .46%
Real estate...............     9,460        .31
Consumer..................    17,486        .56
Purchasing or carrying
 securities...............        88
Financial institutions....        60
Other, including
 foreign..................       371        .01
Unallocated...............     6,262        .20
                            ----------------------
   Total..................   $48,073       1.54%
                            ======================

     Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories.

SECURITIES
----------

     Total securities, including securities available for sale, were $2.2 billion at year-end 2001 compared to $1.7 billion a year ago, and consist primarily of obligations of U.S. Government agencies. Securities available for sale totaled $2.1 billion at December 31, 2001, compared to $1.6 billion at year-end 2000. Available for sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities held to maturity totaled $51 million at December 31, 2001 compared to $71 million at December 31, 2000. Securities classified as held to maturity are carried at amortized cost. Debt securities are classified as held to maturity when Cullen/Frost has the positive intent and ability to hold the securities to maturity. The remaining securities are classified as trading and are carried at fair value. Trading securities were $118 thousand at December 31, 2001 compared to $2.5 million at December 31, 2000. Trading securities held primarily for sale in the near term are valued at their fair values, with unrealized gains and losses included immediately in other income.

     The average yield of the securities portfolio for the year ended December 31, 2001 was 6.33 percent compared with 6.84 percent for 2000. See page 79 "Maturity Distribution and Securities Portfolio Yields" for additional information on end of period securities.

     Total securities including trading, available for sale and held to maturity are summarized below:

                                                                December 31
                                ---------------------------------------------------------------------------
                                         2001                      2000                      1999
                                -----------------------   -----------------------   -----------------------
                                PERIOD-END   PERCENTAGE   Period-End   Percentage   Period-End   Percentage
SECURITIES                       BALANCE      OF TOTAL     Balance      Of Total     Balance      Of Total
-----------------------------------------------------------------------------------------------------------
U.S. Treasury.................  $   14,362        .7%     $  107,567       6.5%     $  118,130       7.2%
U.S. Government agencies and
  corporations................   1,936,200      89.8       1,358,818      81.4       1,324,440      81.3
States and political
  subdivisions................     177,090       8.2         165,675       9.9         153,319       9.4
Other.........................      28,944       1.3          36,424       2.2          34,022       2.1
                                ---------------------------------------------------------------------------
     Total....................  $2,156,596     100.0%     $1,668,484     100.0%     $1,629,911     100.0%
                                ===========================================================================
Average yield earned during
  the year (taxable-equivalent
  basis)......................        6.33%                     6.84%                     6.38%

DEPOSITS
--------

     Total average demand deposits increased 15.3 percent from 2000. Most of the increase came in commercial and individual accounts, which increased $247.3 million or 15.1 percent. Approximately 62 percent of the increase in commercial and individual deposit levels is related to a large mortgage originator and servicing customer for which Cullen/Frost is the depository and clearing bank. The remaining portion of the increase is attributable to broad based growth and was not impacted by a banking acquisition. Cullen/Frost continues to maintain good relationships with correspondent banks in the markets it serves. These relationships along with market conditions are the primary reason for the increase of $35 million or 15.4 percent in correspondent bank deposit levels from a year ago. Reflective of Cullen/Frost's commitment to relationships and full-service business banking is the high level of average demand deposits as a percentage of total deposits. Average demand deposits for 2001 were 33.4 percent of total deposits compared to 31.3 percent for 2000.

                                          2001                   2000                   1999
                                  --------------------   --------------------   --------------------
                                   AVERAGE     PERCENT    Average     Percent    Average     Percent
DEMAND DEPOSITS                    BALANCE     CHANGE     Balance     Change     Balance     Change
----------------------------------------------------------------------------------------------------
Commercial and individual.......  $1,883,931    +15.1%   $1,636,633    + 6.8%   $1,533,160    +10.5%
Correspondent banks.............     262,840    +15.4       227,807    + 2.8       221,530    +13.3
Public funds....................      39,919    +22.0        32,732    -12.9        37,567    -13.7
                                  ----------             ----------             ----------
     Total......................  $2,186,690    +15.3    $1,897,172    + 5.9    $1,792,257    +10.2
                                  ==========             ==========             ==========

     Total average time deposits increased $210.2 million or 5.1 percent from a year ago. The largest increase of $122.4 million or 7.2 percent was in money market deposit accounts. During 2000, Cullen/Frost simplified its retail deposit products and offered a new money market index account. The money market index account requires the maintenance of certain balances in a checking account and offers a higher-yielding money fund with rates based on an external index. The money market index account had $545 million in average deposits for 2001 compared with $162 million for 2000. In addition, public funds increased $55.7 million or 22.2 percent with jumbo certificate of deposits representing the largest category of public funds and accounting for $35.9 million of the increase. These increases were offset by a decline in consumer time accounts under $100,000 of $18.1 million or 3.2 percent.

                                  2001                          2000                          1999
                       ---------------------------   ---------------------------   ---------------------------
                        AVERAGE     PERCENT           Average     Percent           Average     Percent
TIME DEPOSITS           BALANCE     CHANGE    COST    Balance     Change    Cost    Balance     Change    Cost
--------------------------------------------------------------------------------------------------------------
Savings and
  Interest-on-Checking.. $  966,429  +  .5%    .37%  $  961,315    + 1.4%    .66%  $  948,487    + 5.2%    .69%
Money market deposit
  accounts...........   1,825,991    + 7.2    2.63    1,703,602    + 4.1    4.49    1,636,915    +17.9    3.69
Time accounts of
  $100,000 or more...     718,456    + 6.7    4.57      673,421    + 3.8    5.52      648,820    - 1.2    4.44
Time accounts under
  $100,000...........     547,543    - 3.2    4.43      565,601    - 6.0    4.83      601,520    - 4.4    4.15
Public funds.........     306,248    +22.2    3.26      250,559    +13.5    4.58      220,845    -12.2    3.61
                       ----------                    ----------                    ----------
     Total...........  $4,364,667    + 5.1    2.72   $4,154,498    + 2.4    3.82   $4,056,587    + 6.0    3.18
                       ==========                    ==========                    ==========

     The table below provides average deposits and related growth by geographic market primarily excluding correspondent bank deposits.

                                                                     December 31
                                                              -------------------------
                                                                       Percent
(in millions)                                                  2001    Change     2000
---------------------------------------------------------------------------------------
San Antonio.................................................  $2,727    10.9%    $2,459
Houston.....................................................   1,188    10.5      1,075
Fort Worth/Dallas...........................................   1,026     3.7        989
Austin......................................................     779     7.4        725
Corpus Christi..............................................     488     3.0        474
Rio Grande Valley...........................................      82    10.0         75
                                                              ------             ------
                                                              $6,290             $5,797
                                                              ======             ======

     The following table summarizes the certificates of deposit in amounts of $100,000 or more as of December 31, 2001 by time remaining until maturity.

                                                                   December 31
                                                              ---------------------
                                                                      2001
REMAINING MATURITY OF PRIVATE                                 ---------------------
CERTIFICATES OF DEPOSIT                                                  PERCENTAGE
OF $100,000 OR MORE                                            AMOUNT     OF TOTAL
-----------------------------------------------------------------------------------
Three months or less........................................  $379,660      56.6%
After three, within six months..............................   169,644      25.3
After six, within twelve months.............................   113,527      16.9
After twelve months.........................................     8,219       1.2
                                                              ---------------------
     Total..................................................  $671,050     100.0%
                                                              =====================

Percentage of total private time deposits...................                16.5%

Other time deposits of $100,000 or more were $172.3 million at December 31, 2001. Of this amount 67.2 percent matures within three months, 27.1 percent matures between three and six months and the remainder matures between six months and one year.

     Mexico has been considered a part of the natural trade territory of the banking offices of Cullen/Frost for over 90 years. Thus, dollar-denominated foreign deposits from Mexican sources have traditionally been a significant source of funding. The Corporation's average foreign deposits increased 1.2 percent from 2000.

FOREIGN DEPOSITS                                                2001       2000       1999
--------------------------------------------------------------------------------------------
Average balance.............................................  $737,680   $729,111   $691,356
Percentage of total average deposits........................      11.3%      12.1%      11.8%

SHORT-TERM BORROWINGS
---------------------

     The Corporation's primary source of short-term borrowings is Federal funds purchased from correspondent banks and securities sold under repurchase agreements in the natural trade territory of Frost Bank, as well as from upstream banks. The net purchase position, experienced for the last four years, is primarily the result of continued growth in earning assets over core deposit growth. Core deposits are deposits that have traditionally been stable, including all deposits other than time deposits of $100,000 or more and foreign deposits. The reduction in this position during 2001 resulted from the Corporation's use of funds acquired from the issuance of $150 million of Bank Notes in August by Frost Bank. The weighted-average interest rate on Federal funds purchased at December 31, 2001 and 2000 was 1.49 percent and 6.31 percent, respectively.

Generally, the interest rates on securities sold under repurchase agreements are a percentage of the Federal funds rate.

                                          2001                  2000                  1999
                                   -------------------   -------------------   -------------------
                                    AVERAGE    AVERAGE    Average    Average    Average    Average
FEDERAL FUNDS                       BALANCE     RATE      Balance     Rate      Balance     Rate
--------------------------------------------------------------------------------------------------
Federal funds sold and securities
  purchased under repurchase
  agreements.....................  $ 253,112    3.81%    $ 130,800    6.50%    $  81,363    5.22%
Federal funds purchased and
  securities sold under
  repurchase agreements..........   (351,319)   3.38      (326,448)   5.48      (285,470)   4.38
                                   ---------             ---------             ---------
  Net funds position.............  $ (98,207)            $(195,648)            $(204,107)
                                   =========             =========             =========

                                                                  Year Ended December 31
FEDERAL FUNDS PURCHASED AND SECURITIES                        ------------------------------
SOLD UNDER REPURCHASE AGREEMENTS                                2001       2000       1999
--------------------------------------------------------------------------------------------
Balance at year end.........................................  $305,384   $363,111   $333,459
Maximum month-end balance...................................   400,358    486,356    474,013

     In addition, Cullen/Frost had average borrowings from the Federal Home Loan Bank of $31.4 million, $32.1 million and $12.1 million for 2001, 2000 and 1999, respectively. See Note I on page 56 for further discussion.

CAPITAL AND LIQUIDITY
--------------------------------------------------------------------------------

     At December 31, 2001, shareholders' equity was $594.9 million, which was an increase of 3.8 percent from $573.0 million at December 31, 2000. In addition to net income of $80.9 million, activity in 2001 included $43.3 million of dividends paid and $10.4 million paid for repurchasing shares of the Corporation's common stock. The unrealized loss on securities available for sale and additional minimum pension liability, net of deferred taxes, was $14.0 million as of December 31, 2001 compared to an unrealized loss of $4.0 million as of December 31, 2000, which had the effect of decreasing capital by $10.0 million. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale does not reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.

     Cullen/Frost paid a quarterly dividend of $.195 per common share during the first quarter of 2001. During the second quarter of 2001 the Corporation raised its cash dividend 10.3 percent to .215 for the second, third, and fourth quarters of 2001. The Corporation paid a quarterly dividend of $.175 per common share during the first quarter of 2000 increasing to $.195 per common share during the second, third, and fourth quarters of 2000. The dividend payout ratio was 53.5 percent for 2001 compared to 36.3 percent for 2000. In addition, the Corporation announced in 2001 that its board of directors had authorized the repurchase of up to 2.6 million shares of its common stock over a two-year period from time to time at various prices in the open market or through private transactions. As of December 31, 2001, 398 thousand shares worth $10.4 million had been repurchased under this program.

     The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. For Cullen/ Frost's capital ratios at December 31, 2001 and 2000, see Note L "Capital" on page 58.

     Liquidity measures the ability to meet current and future cash flow needs as they become due. Cullen/ Frost seeks to ensure that these needs are met at a reasonable cost by maintaining a level of liquid funds through asset/liability management. Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.

     Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in Cullen/Frost's natural trade area that maintain accounts with and sell Federal funds to Frost Bank, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

INTEREST RATE SWAPS/FLOOR
--------------------------------------------------------------------------------

     Cullen/Frost uses interest rate swaps and floors to hedge its interest rate risk. The Corporation had 43 fair value type commercial loan/lease interest rate swaps with a notional amount of $119 million at December 31, 2001 and 34 commercial loan/lease interest rate swaps with a notional amount of $211 million at December 31, 2000. In 2001 and 2000, each swap was a hedge against a specific commercial fixed-rate loan/lease or against a specific pool of commercial floating-rate loans with lives ranging from approximately one month to ten years. For 2001 and 2000, the scheduled reductions of the interest rate swaps' notional amount generally matched the expected amortization of the underlying loan/lease or pool of loans.

     In 2000, the Corporation entered into an interest rate floor three-year agreement with a notional amount totaling $1 billion. The interest rate floor was a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling rates. The floor agreement was sold during the first quarter of 2001. Under new accounting rules (see "Accounting Changes" on page 49) adopted on January 1, 2001, the interest rate floor did not qualify for hedge accounting treatment and in management's opinion would have introduced excessive volatility into earnings. For a discussion on the gain from the sale see Note S on page 69.

     In 2001 Cullen/Frost entered into a fair value type interest rate swap agreement related to the $150 million fixed rate subordinated debt issued in 2001. The swap agreement has an effective notional amount of $150 million over a period of five years.

     In 2001, the Corporation's derivative financial instruments used in hedging activities were all designated as fair value type hedges, which were required to meet specific criteria. For fair value type hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense and were immaterial in 2001. When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

     Interest rate swap and floor contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction is approved by Cullen/Frost's Asset/ Liability Management Committee ("ALCO" or the "Committee") and has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material in 2001, 2000 or 1999. Effective January 1, 2001, Cullen/Frost has adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (See "Accounting Changes" on page 49.)

MARKET RISK DISCLOSURE -- INTEREST RATE SENSITIVITY
--------------------------------------------------------------------------------

     Market risk is the potential loss arising from adverse changes in the fair value of a financial instrument due to the changes in market rates and prices. In the ordinary course of business, Cullen/Frost's market risk is primarily that of interest rate risk. The Corporation's interest rate sensitivity and liquidity are monitored on an ongoing basis by the ALCO committee. The Committee seeks to avoid fluctuating net interest margins and to maximize net interest income within acceptable levels of risks through periods of changing interest rates. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, level of risk over time and exposure to changes in certain interest rate relationships.

     Cullen/Frost utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on the projected net interest income and net income over the ensuing 12-month period.

The model was used to measure the impact on net interest income relative to a base case scenario, of rates increasing ratably 200 basis points or decreasing ratably 50 basis points (due to the already low level of short term rates) over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate swaps is included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 4.2 percent relative to the base case over the next 12 months; while a decrease of 50 basis points will result in a negative variance in net interest income of 0.6 percent. This compares to last year's estimate when a 200 basis points increase in rates resulted in a positive variance in net interest income of 0.9 percent relative to the base case over the next 12 months, while a decrease of 200 basis points resulted in a negative variance in net interest income of 1.8 percent. The Corporation's trading portfolio is immaterial, and, as such, separate quantitative disclosure is not presented.

     The Committee continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities or enter into derivative contracts to mitigate potential market risk.

PARENT CORPORATION
--------------------------------------------------------------------------------

     Historically, a large portion of the parent Corporation's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, has been derived from Cullen/Frost's investments in subsidiaries. The amount of dividends received from Frost Bank is based upon its earnings and capital position. See Note K "Dividends" on page 57. Management fees are not assessed.

NON-BANKING SUBSIDIARIES
--------------------------------------------------------------------------------

     The New Galveston Company is a second-tier wholly-owned financial holding company subsidiary, which holds all shares of each banking and non-banking subsidiary. Cullen/Frost has four principal non-banking subsidiaries. Frost Securities, Inc., an investment banking subsidiary based in Dallas, Texas offers a full range of services including financial advisory services, mergers and acquisitions support, equity research, institutional equity sales and trading. The firm provides institutional investors with in-depth research coverage in energy and communications technology. Main Plaza Corporation occasionally makes loans to qualified borrowers. Such loans are typically funded with borrowings against Cullen/Frost's current cash or borrowings against credit lines. Daltex General Agency, Inc., a managing general insurance agency, provides vendor's single interest insurance for Cullen/Frost subsidiary banks. Cullen/Frost Capital Trust I is a Delaware statutory trust. The sole purpose of the trust was to issue Capital Securities and lend the proceeds back to the Corporation on a long term basis. This structure allowed the Corporation to obtain Tier 1 regulatory capital on a tax advantaged basis. The subsidiary is consolidated and the capital is recorded in the liability section of the balance sheet.

SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

     Frost Bank has signed a definitive agreement to acquire the Harlingen branch of JPMorgan Chase Bank. This acquisition allows the Corporation to expand its presence in the Rio Grande Valley, which began when it acquired Valley Bancshares and its bank in McAllen, Valley National Bank in 1995. A second McAllen location was opened in 1997.

     Frost Bank will assume approximately $20 million in deposits associated with the Harlingen branch. Completion of the acquisition is expected to occur during the second quarter, following regulatory approval, at which time the Harlingen location will become a Frost Bank financial center.

CRITICAL ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     The Securities and Exchange Commission ("SEC") recently issued guidance for the disclosure of "critical accounting policies". The SEC defines "critical accounting policies" as those that are most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Cullen/Frost follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The more significant of these policies are summarized in Note A, Summary of Accounting Policies, on page 47. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC's definition of critical accounting policies.

     Management considers the policies related to the allowance for possible loan losses as the most critical to the financial statement presentation. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and activity related to other loan loss allowances determined in accordance with SFAS No. 5, "Accounting for Contingencies." The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations. The amount maintained in the allowance reflects management's continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Certain non-homogeneous loans are accounted for under the provisions of SFAS No. 114. This standard requires an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. In these situations a reserve is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Income on impaired loans is recognized based on the collectability of the principal amount. See "Allowance for Possible Loan Losses" beginning on page 31 for further discussion of the risk factors considered by management.

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

     The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls should not exceed the related benefits. As an integral part of the system of internal controls, Cullen/ Frost maintains an internal audit staff, which monitors compliance with and evaluates the effectiveness of the system of internal controls and coordinates audit coverage with the independent auditors.

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

     The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors and this approval was ratified by the shareholders. The audit by the independent auditors provides an additional assessment of the degree to which Cullen/Frost's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include their consideration of internal controls and performance of selected tests of transactions and records, as they deem appropriate. These auditing procedures are designed to provide an additional reasonable level of assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles in all material respects.


/s/ DICK EVANS                                 /s/ PHILLIP D. GREEN
Dick Evans                                     Phillip D. Green
Chairman and Chief                             Group Executive Vice President
Executive Officer                              and Chief Financial Officer

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------
The information required by this Item is set forth in the section entitled "Market Risk Disclosure -- Interest Rate Sensitivity" included under Item 7 of this document on page 39, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

                                                                  Year Ended December 31
                                                              ------------------------------
                                                                2001       2000       1999
--------------------------------------------------------------------------------------------
INTEREST INCOME:
    Loans, including fees...................................  $343,928   $394,073   $329,610
    Securities:
         Taxable............................................    99,323    101,874    106,893
         Tax-exempt.........................................     7,610      7,374      6,668
                                                              ------------------------------
             TOTAL SECURITIES...............................   106,933    109,248    113,561
    Time deposits...........................................       331        505        164
    Federal funds sold and securities purchased under resale
      agreements............................................     9,784      8,505      4,245
                                                              ------------------------------
             TOTAL INTEREST INCOME..........................   460,976    512,331    447,580
INTEREST EXPENSE:
    Deposits................................................   118,699    158,858    128,819
    Federal funds purchased and securities sold under
      repurchase agreements.................................    12,054     17,889     12,500
    Guaranteed preferred beneficial interests in the
      Corporation's subordinated debentures.................     8,475      8,475      8,475
    Long-term notes payable and other borrowings............     5,531      4,346        808
                                                              ------------------------------
             TOTAL INTEREST EXPENSE.........................   144,759    189,568    150,602
                                                              ------------------------------
             NET INTEREST INCOME............................   316,217    322,763    296,978
Provision for possible loan losses..........................    40,031     14,103     12,427
                                                              ------------------------------
             NET INTEREST INCOME AFTER PROVISION FOR
               POSSIBLE LOAN LOSSES.........................   276,186    308,660    284,551
NON-INTEREST INCOME:
    Trust fees..............................................    48,784     49,266     46,411
    Service charges on deposit accounts.....................    70,534     60,627     58,787
    Insurance commissions...................................    17,423     10,331      3,902
    Other service charges, collection and exchange charges,
      commissions and fees..................................    24,999     20,143     13,779
    Net gain(loss) on securities transactions...............        78          4        (86)
    Other...................................................    31,073     30,494     28,470
                                                              ------------------------------
             TOTAL NON-INTEREST INCOME......................   192,891    170,865    151,263
NON-INTEREST EXPENSE:
    Salaries and wages......................................   144,787    138,643    122,104
    Pension and other employee benefits.....................    35,477     29,163     26,096
    Net occupancy...........................................    29,649     27,905     27,149
    Furniture and equipment.................................    23,919     21,495     19,958
    Intangible amortization.................................    15,127     15,625     15,000
    Restructuring charges...................................    19,865
    Other...................................................    83,782     80,449     76,886
                                                              ------------------------------
             TOTAL NON-INTEREST EXPENSE.....................   352,606    313,280    287,193
                                                              ------------------------------
             INCOME BEFORE INCOME TAXES AND CUMULATIVE
               EFFECT OF ACCOUNTING CHANGE..................   116,471    166,245    148,621
Income taxes................................................    38,565     57,428     50,979
                                                              ------------------------------
Income before cumulative effect of accounting change........    77,906    108,817     97,642
Cumulative effect of change in accounting for derivative,
  net of tax................................................     3,010
                                                              ------------------------------
             NET INCOME.....................................  $ 80,916   $108,817   $ 97,642
                                                              ==============================
Basic per share:
    Income before cumulative effect of accounting change....  $   1.51   $   2.09   $   1.83
    Cumulative effect of change in accounting, net of
      taxes.................................................       .06
                                                              ------------------------------
             NET INCOME.....................................  $   1.57   $   2.09   $   1.83
                                                              ==============================
Diluted per share:
    Income before cumulative effect of accounting change....  $   1.46   $   2.03   $   1.78
    Cumulative effect of change in accounting, net of
      taxes.................................................       .06
                                                              ------------------------------
             NET INCOME.....................................  $   1.52   $   2.03   $   1.78
                                                              ==============================
Dividends per share.........................................  $    .84   $    .76   $   .675

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                                                    December 31
                                                              -----------------------
                                                                 2001         2000
-------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.....................................  $  994,622   $  820,459
Time deposits...............................................       6,530        3,574
Securities held to maturity (market value: 2001-$52,749;
  2000-$72,104).............................................      51,231       71,153
Securities available for sale...............................   2,105,247    1,594,860
Trading account securities..................................         118        2,471
Federal funds sold and securities purchased under resale
  agreements................................................     129,550      215,050
Loans, net of unearned discount of $5,005 in 2001 and $7,349
  in 2000...................................................   4,518,608    4,534,645
  Less: Allowance for possible loan losses..................     (72,881)     (63,265)
                                                              -----------------------
     Net loans..............................................   4,445,727    4,471,380
Premises and equipment......................................     148,871      149,893
Accrued interest and other assets...........................     487,688      331,532
                                                              -----------------------
       TOTAL ASSETS.........................................  $8,369,584   $7,660,372
                                                              =======================
LIABILITIES
Demand deposits (non-interest bearing):
  Commercial and individual.................................  $2,317,926   $1,817,761
  Correspondent banks.......................................     298,055      245,734
  Public funds..............................................      53,848       55,129
                                                              -----------------------
       Total demand deposits................................   2,669,829    2,118,624
Time deposits (interest bearing):
  Savings and Interest-on-Checking..........................   1,063,923    1,012,790
  Money market deposit accounts.............................   1,804,796    1,774,656
  Time accounts.............................................   1,202,246    1,275,289
  Public funds..............................................     357,213      318,331
                                                              -----------------------
       Total time deposits..................................   4,428,178    4,381,066
                                                              -----------------------
       Total deposits.......................................   7,098,007    6,499,690
Federal funds purchased and securities sold under repurchase
  agreements................................................     305,384      363,111
Accrued interest and other liabilities......................     120,499      122,316
Subordinated notes payable and other long-term debt.........     152,152        3,661
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable interest
  debentures, net...........................................      98,623       98,568
                                                              -----------------------
       TOTAL LIABILITIES....................................   7,774,665    7,087,346
SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share......................         536          536
       Shares authorized: 90,000,000
       Shares issued: 53,561,616
Surplus.....................................................     191,856      187,673
Retained earnings...........................................     478,432      448,006
Accumulated other comprehensive loss, net of tax............     (14,005)      (4,023)
Treasury stock at cost (2,206,381 and 2,131,534 shares in
  2001 and 2000, respectively)..............................     (61,900)     (59,166)
                                                              -----------------------
       TOTAL SHAREHOLDERS' EQUITY...........................     594,919      573,026
                                                              -----------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $8,369,584   $7,660,372
                                                              =======================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                Year Ended December 31
                                                        ---------------------------------------
                                                           2001          2000          1999
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income............................................  $    80,916   $   108,817   $    97,642
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for possible loan losses...............       40,031        14,103        12,427
     Credit for deferred taxes........................       (7,505)       (1,785)       (6,083)
     Accretion of discounts on loans..................        2,355        (1,038)         (547)
     Accretion of securities' discounts...............       (5,004)       (5,183)       (2,306)
     Amortization of securities' premiums.............        2,800         1,470         4,738
     Increase (decrease) in trading account
       securities.....................................        2,353        (2,470)          708
     Net realized (gain) loss on securities
       transactions...................................          (78)           (4)           86
     Net gain on sale of assets.......................       (2,018)       (2,661)       (4,052)
     Depreciation and amortization....................       35,530        34,037        32,657
     Decrease (increase) in interest receivable.......        8,916        (6,795)       (1,951)
     (Decrease) increase in interest payable..........       (2,433)        4,703         3,566
     Originations of loans held-for-sale..............      (26,114)      (52,313)      (69,587)
     Proceeds from sales of loans held-for-sale.......       39,570        61,913        75,054
     Tax benefit from exercise of employee stock
       options........................................        3,475         1,926         1,698
     Net change in other assets and liabilities.......      (75,158)      (25,061)       (5,716)
                                                        ---------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES........       97,636       129,659       138,334
INVESTING ACTIVITIES
Proceeds from maturities of securities held to
  maturity............................................       19,824        13,988        26,471
Purchases of investment securities held to maturity...                        (95)         (123)
Proceeds from sales of securities available for
  sale................................................    5,478,619     3,020,345     1,696,657
Proceeds from maturities of securities available for
  sale................................................      680,894       438,641       929,644
Purchases of securities available for sale............   (6,674,787)   (3,448,612)   (2,172,113)
Purchase of bank owned life insurance.................     (100,000)
Net increase in loan portfolio........................      (27,773)     (385,845)     (421,478)
Net increase in premises and equipment................      (17,479)      (25,213)      (15,640)
Proceeds from sales of repossessed properties.........        1,959         1,548         2,653
Net cash and cash equivalents paid for acquisitions...       (4,954)         (724)      (23,788)
                                                        ---------------------------------------
     NET CASH (USED) PROVIDED BY INVESTING
       ACTIVITIES.....................................     (643,697)     (385,967)       22,283
FINANCING ACTIVITIES
Net increase in demand deposits, IOC accounts, savings
  accounts and public funds...........................      671,360       505,463        77,501
Net (decrease)increase in certificates of deposit.....      (73,043)       40,395      (195,031)
Net (decrease)increase in short-term borrowings.......      (57,727)       29,652        27,895
Net proceeds from issuance of subordinated notes......      148,646
Proceeds from employee stock purchase plan and
  options.............................................        2,164         4,489         3,616
Purchase of treasury stock............................      (10,424)      (47,162)      (24,318)
Dividends paid........................................      (43,296)      (39,554)      (36,013)
                                                        ---------------------------------------
     NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES.....................................      637,680       493,283      (146,350)
                                                        ---------------------------------------
     INCREASE IN CASH AND CASH EQUIVALENTS............       91,619       236,975        14,267
Cash and cash equivalents at beginning of year........    1,039,083       802,108       787,841
                                                        ---------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $ 1,130,702   $ 1,039,083   $   802,108
                                                        =======================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                                                      Accumulated
                                                                         Other
                                                                     Comprehensive
                                      Common              Retained   Income (Loss)   Treasury
                                      Stock    Surplus    Earnings    Net of Tax      Stock      Total
--------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999..........   $267    $183,151   $321,754     $  7,747      $     --   $512,919
  Net Income for 1999...............                        97,642                                97,642
  Unrealized loss on securities
    available for sale of $46,913,
    net of tax and reclassification
    adjustment for after-tax losses
    included in net income of $56...                                    (46,857)                 (46,857)
                                                                                                --------
         Total comprehensive
           income...................                                                              50,785
                                                                                                --------
  Transactions from employee stock
    purchase plan and options.......      1         856     (1,816)                     3,315      2,356
  Tax benefit related to exercise of
    stock options...................              1,698                                            1,698
  Purchase of treasury stock........                                                  (24,318)   (24,318)
  Issuance of restricted stock......                           (23)                     1,283      1,260
  Restricted stock plan deferred
    compensation, net...............                           624                                   624
  Cash dividend.....................                       (36,013)                              (36,013)
  Two-for-one stock split...........    268        (268)
                                      ------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999........    536     185,437    382,168      (39,110)      (19,720)   509,311
  Net Income for 2000...............                       108,817                               108,817
  Unrealized gain on securities
    available for sale of $36,826,
    net of tax and reclassification
    adjustment for after-tax losses
    included in net income of $3....                                     36,829                   36,829
  Additional minimum pension
    liability, net of tax...........                                     (1,742)                  (1,742)
                                                                                                --------
         Total comprehensive
           income...................                                                             143,904
                                                                                                --------
  Transactions from employee stock
    purchase plan and options.......                 28     (3,532)                     6,208      2,704
  Tax benefit related to exercise of
    stock options...................              1,926                                            1,926
  Purchase of treasury stock........                                                  (47,162)   (47,162)
  Issuance of restricted stock......                282         (5)                     1,508      1,785
  Restricted stock plan deferred
    compensation, net...............                           112                                   112
  Cash dividend.....................                       (39,554)                              (39,554)
                                      ------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000........    536     187,673    448,006       (4,023)      (59,166)   573,026
  Net Income for 2001...............                        80,916                                80,916
  Unrealized loss on securities
    available for sale of $4,672,
    net of tax and reclassification
    adjustment for after-tax gains
    included in net income of $51...                                     (4,723)                  (4,723)
  Additional minimum pension
    liability, net of tax...........                                     (5,259)                  (5,259)
                                                                                                --------
         Total comprehensive
           income...................                                                              70,934
                                                                                                --------
  Transactions from employee stock
    purchase plan and options.......                        (6,234)                     5,193     (1,041)
  Tax benefit related to exercise of
    stock options...................              3,475                                            3,475
  Purchase of treasury stock........                                                  (10,424)   (10,424)
  Issuance of restricted stock......                708                                 2,497      3,205
  Restricted stock plan deferred
    compensation, net...............                          (960)                                 (960)
  Cash dividend.....................                       (43,296)                              (43,296)
                                      ------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001........   $536    $191,856   $478,432     $(14,005)     $(61,900)  $594,919
                                      ==================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES
----------------------------------------

     Cullen/Frost Bankers, Inc. ("Cullen/Frost" or the "Corporation") is a financial holding company that provides, through its subsidiaries a broad array of products and services throughout 11 Texas markets. In addition to general commercial banking, other products and services offered include trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing.

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

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. See the Allowance for Possible Loan Losses section for an important use of estimates.

     SECURITIES -- Securities are classified as held to maturity and carried at amortized cost when Cullen/Frost has the intent and ability to hold the securities until maturity. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at market value with both net realized and unrealized gains and losses included in other income during the period. Securities to be held for indefinite periods of time are classified as available for sale and stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. When a security is sold, its adjusted carrying value is used to compute the gain or loss on the sale. Declines in value other than temporary declines are adjusted against the security with a charge to operations.

     LOANS -- Interest on loans is accrued and accreted to operations based on the principal amount outstanding. Interest on certain consumer loans is recognized over their respective terms using a method that approximates the interest method. Loan origination fees and certain direct costs of originated loans are amortized as an adjustment to the yield over the term of the loan in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". In addition, unearned discounts are also amortized. Loan commitment fees for commitment periods greater than one year are deferred and amortized into fee income on a straight-line basis over the commitment period. At December 31, 2001, net unamortized deferred costs were approximately $1.6 million.

     Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory provisions. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured. Loans that are determined to be uncollectible are charged to the allowance for possible loan losses. Management continually reviews the collectability of loans.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES -- Management considers this to be an important estimate. The amount maintained in the allowance for possible loan losses reflects management's continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Determination of the allowance for possible loan losses is inherently subjective, as it requires significant estimates. The allowance consists of three elements: (i) allowances established for potential losses on specific loans, (ii) allowances based on historical loan loss experience, for similar loans with similar loan characteristics, and trends, and
(iii) unallocated allowances, not allocated to loans or a group of loans, but instead based on general economic conditions and other internal and external risk factors in the Corporation's individual markets. The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations based on factors previously mentioned. The allowance for possible loan losses incorporates the results of measuring impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and activity related to other loan loss allowances determined in accordance with SFAS No. 5, "Accounting for Contingencies." Certain loans that are not similar in nature or kind are accounted for under the provisions of SFAS No. 114. This standard requires an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. The allowance for possible loan losses related to loans that are impaired as defined by SFAS No. 114 is generally based on the fair value of the collateral for certain collateral dependent loans or discounted cash flows using the loan's initial effective interest rate. Income on impaired loans, which are non-accrual loans greater than or equal to $250 thousand, is recognized based on the collectability of the principal amount.

     FORECLOSED ASSETS -- Foreclosed assets consist of property that has been formally repossessed. Collateral obtained through foreclosure is recorded at the lower of fair value less estimated selling costs or the book value of the loan prior to foreclosure. Write-downs are provided for subsequent declines in value and are recorded in other non-interest expense.

     PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are generally computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are generally amortized over the lesser of the term of the respective leases or the estimated useful lives of the improvements.

     INTANGIBLE ASSETS -- The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line and accelerated basis (as appropriate) over periods generally not exceeding twenty-five years. Core deposit and other intangibles are amortized on an accelerated basis over their estimated lives ranging from five to ten years. Intangible assets are included in other assets. All such intangible assets are evaluated, when events or circumstances change, as to the recoverability of their carrying value. If circumstances indicate that the carrying value of the assets may not be recoverable, an impairment charge would be recorded. At December 31, 2001, intangible assets were $124 million, net of accumulated amortization of $105 million.

     Effective January 1, 2002, Cullen/Frost adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the way goodwill and certain other intangible assets are recognized and accounted for in the Consolidated Financial Statements. See "Accounting Changes" on page 49 for further discussion of the impact of this new accounting pronouncement on the Corporation's financial statements.

     FEDERAL INCOME TAXES -- Cullen/Frost files a consolidated federal income tax return that includes the taxable income of all of its subsidiaries. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are the expected future tax benefits of deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if there is a likelihood of more than 50 percent that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities are recognized for the temporary differences that will result in taxable amounts in future years. Both deferred tax assets and liabilities are measured using the enacted tax rate that is expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

     STOCK OPTIONS AND RESTRICTED STOCK -- Cullen/Frost accounts for its stock options based on the "intrinsic value method" provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

Employees," ("APB No. 25") and related Interpretations. Under APB No. 25, because the exercise price of Cullen/Frost's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on option plans. Compensation expense for restricted stock awards is based on the market price on the date of grant and is recognized over the vesting period of the award.

     SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE -- Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to the Corporation as deemed appropriate. The counterparty to a Securities Sold Under Agreement to Repurchase contract has an absolute and binding obligation to return the pledged securities at the contract's maturity in exchange for the predetermined amount of cash plus accrued interest. Similarly, the counterparty to a Securities Purchased Under Agreement to Resell contract has an absolute and binding obligation to receive the pledged securities at the contract's maturity in exchange for the predetermined amount of cash plus accrued interest. The securities involved in these transactions are generally U.S. Treasury or Federal Agency issues.

     FINANCIAL DERIVATIVES -- The Corporation enters into derivative contracts to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivative contracts are carried on the balance sheet at fair value in other assets and other liabilities. Derivatives used for hedging purposes at year-end 2001 consisted entirely of interest rate swaps used to hedge changes in the fair value of assets and liabilities due to changes in interest rates. As a result of changes in interest rates, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the fair value of the derivative instruments that are associated with the hedged assets and liabilities. When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

     Prior to the adoption of SFAS No. 133 the fair value of these derivative instruments were not recorded on the balance sheet and unrealized gains or losses were deferred.

     ACCOUNTING CHANGES -- The following is a brief discussion of pronouncements issued by the Financial Accounting Standards Board ("FASB") that are pending adoption or have been recently adopted by Cullen/Frost.

     On January 1, 2001, the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and at that time, designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. See the accounting policy for Financial Derivatives above and Note S on page 69 for further discussion.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
140). SFAS No. 140 replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets. Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Cullen/Frost for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and the extinguishing of liabilities were effective for transactions occurring after March 31, 2001. The application of the new rules did not have a material impact on the Corporation's results of operations, financial position or liquidity.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141, which replaces APB Opinion No. 16, eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. In addition, it establishes criteria for recognition of indefinite lived intangible assets separately from goodwill. SFAS No. 141 is effective for purchase business combinations completed after June 30, 2001. SFAS No. 141 will impact future acquisitions by the Corporation, but had no impact on 2001 results of operations, financial position or liquidity.

     With the adoption of SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized. Instead they are reviewed for impairment at least annually or when certain indicators are encountered to determine if they should be written down with a charge to earnings. At December 31, 2001 the Corporation did not have indefinite lived intangible assets other than goodwill. Intangible assets, such as core deposit intangibles, with a determinable useful life will continue to be amortized over their respective useful lives. The Corporation has adopted the Statement effective on January 1, 2002. The non-amortization provisions are effective immediately for goodwill and intangible assets acquired after June 30, 2001 and prior to the adoption. Application of the non-amortization provisions of the Statement is expected to result in additional net income of approximately $6.9 million or approximately $.13 per diluted common share in 2002. The Statement requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the first six months after adoption. The impairment test involves identifying separate reporting units based on the reporting structure of the Corporation, then assigning all assets and liabilities, including goodwill, to these units. Goodwill is assigned based on the reporting unit benefiting from the factors that gave rise to the goodwill. Each reporting unit is then tested for goodwill impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exits. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Any impairment loss determined with this transitional test would be reported as a change in accounting principle. The Corporation has completed a preliminary transitional impairment test of goodwill and based on current information does not expect to record an impairment loss as a result of this test.

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", as well as the provisions of APB Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. The Statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001 and is not expected to have a material effect on the Corporation.

NOTE B -- ACQUISITIONS
---------------------

     The transactions listed below have been or will be accounted for as purchase transactions with the total cash consideration funded through internal sources, including funds provided by the issuance of the $100 million Trust Preferred Capital Securities, see Note I "Borrowed Funds" on page 56. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Results of operations are included from the date of acquisition.

2002 PENDING ACQUISITION
BRANCH OF JPMORGAN CHASE BANK -- HARLINGEN

     The Frost National Bank ("Frost Bank") has signed a definitive agreement to acquire the location and certain deposits of the Harlingen branch of JPMorgan Chase Bank. This acquisition allows the Corporation to expand its presence in the Rio Grande Valley, which began when it acquired Valley Bancshares and its bank in McAllen, Valley National Bank in 1995. A second McAllen location was opened in 1997.

     Frost Bank will assume approximately $20 million in deposits associated with the Harlingen branch. Completion of the acquisition is expected to occur during the second quarter, following regulatory approval, at which time the Harlingen location will become a Frost Bank financial center. This acquisition is not expected to have a material impact on Cullen/Frost's 2002 net income.

2001 ACQUISITION
AIS INSURANCE AGENCY -- FORT WORTH

     On August 1, 2001, Frost Insurance Agency ("FIA") completed its acquisition of AIS Insurance & Risk Management, an independent insurance agency based in Fort Worth, Texas. AIS offered a broad range of commercial insurance for small to mid-size businesses, including property and casualty, employee benefits (health, life and retirement plans), business succession planning and risk management services. In accordance with SFAS No. 142, which is discussed in Note A, no amortization has been recorded on goodwill associated with this acquisition. This acquisition did not have a material impact on Cullen/Frost's 2001 net income.

2000 ACQUISITIONS
NIEMAN HANKS PURYEAR PARTNERS AND NIEMAN HANKS PURYEAR BENEFITS -- AUSTIN

     On July 1, 2000, FIA acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits ("Nieman Hanks"), an Austin, Texas based independent insurance agency. Nieman Hanks offered property and casualty insurance, professional and umbrella liability insurance, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning. This acquisition did not have a material impact on Cullen/Frost's 2000 net income.

WAYLAND HANCOCK INSURANCE AGENCY, INC. -- HOUSTON

     On April 1, 2000, FIA acquired Wayland Hancock Insurance Agency, Inc. ("Wayland Hancock"), a Houston, Texas based independent insurance agency. Wayland Hancock offered a full range of property and casualty, life and health insurance products, as well as retirement and financial planning, to individuals and businesses. This acquisition did not have a material impact on Cullen/Frost's 2000 net income.

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

PROFESSIONAL INSURANCE AGENTS, INC. -- VICTORIA

     On May 1, 1999, FIA acquired Professional Insurance Agents, Inc. ("PIA"), a mid-sized independent insurance agency based in Victoria, Texas, with additional locations in San Antonio, New Braunfels and Refugio. PIA offered corporate and personal property and casualty insurance as well as group health and life insurance products to individuals and businesses. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

KELLER STATE BANK -- TARRANT COUNTY

     On January 15, 1999, Frost Bank paid approximately $18.7 million to acquire Keller State Bank which had three locations in Tarrant County, Texas. The Corporation acquired loans of approximately $38 million and deposits of approximately $62 million. This acquisition did not have a material impact on Cullen/Frost's 1999 net income.

INVESTMENT BANKING SUBSIDIARY

     On August 2, 1999 Cullen/Frost began operations of its investment banking subsidiary in Dallas, Texas. Frost Securities, Inc. offers a full range of services including financial advisory services, mergers and acquisitions, equity research, and institutional equity sales and trading. The firm provides institutional investors with in-depth research coverage in energy and communications technology.

NOTE C -- CASH AND DUE FROM BANKS
---------------------------------

     Frost Bank is required to maintain cash or non-interest bearing reserves with the Federal Reserve Bank that are equal to specified percentages of deposits. The average amounts of reserve and contractual balances were $73.0 million for 2001 and $73.4 million for 2000.

NOTE D -- SECURITIES
--------------------

     A summary of the amortized cost and estimated fair value of securities is presented below.

                                            DECEMBER 31, 2001                                   December 31, 2000
                            -------------------------------------------------   -------------------------------------------------
                            AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED    Amortized    Unrealized   Unrealized   Estimated
(in thousands)                 COST        GAINS        LOSSES     FAIR VALUE      Cost        Gains        Losses     Fair Value
---------------------------------------------------------------------------------------------------------------------------------
Securities Held to
  Maturity:
  U.S. Government agencies
    and corporations......  $   48,491    $ 1,351      $     6     $  49,836    $   68,430     $  772                  $   69,202
  States and political
    subdivisions..........       2,615        173                      2,788         2,598        177                       2,775
  Other...................         125                                   125           125          2                         127
                            -----------------------------------------------------------------------------------------------------
    Total.................  $   51,231    $ 1,524      $     6     $  52,749    $   71,153     $  951                  $   72,104
                            =====================================================================================================
Securities Available for
  Sale:
  U.S. Treasury...........  $   14,302    $    61      $     1     $  14,362    $  107,433     $  134                  $  107,567
  U.S. Government agencies
    and corporations......   1,897,326      9,852       19,469     1,887,709     1,291,925      2,316       $6,324      1,287,917
  State and political
    subdivisions..........     175,694      1,524        2,743       174,475       162,712        365                     163,077
  Other...................      28,701                                28,701        36,299                                 36,299
                            -----------------------------------------------------------------------------------------------------
    Total.................  $2,116,023    $11,437      $22,213     $2,105,247   $1,598,369     $2,815       $6,324     $1,594,860
                            =====================================================================================================

     The amortized cost and estimated fair value of securities at December 31, 2001 are presented below by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                    DECEMBER 31, 2001
                                              --------------------------------------------------------------
                                              SECURITIES HELD TO MATURITY     SECURITIES AVAILABLE FOR SALE
                                              ----------------------------    ------------------------------
                                               AMORTIZED       ESTIMATED        AMORTIZED        ESTIMATED
(in thousands)                                   COST          FAIR VALUE         COST          FAIR VALUE
------------------------------------------------------------------------------------------------------------
Due in one year or less.....................    $   180          $   181       $  120,250       $  120,650
Due after one year through five years.......        865              885           33,089           34,186
Due after five years through ten years......      1,695            1,847           76,803           76,564
Due after ten years.........................                                       98,937           97,071
                                              --------------------------------------------------------------
                                                  2,740            2,913          329,079          328,471
Mortgage-backed securities and
  collateralized mortgage obligations.......     48,491           49,836        1,786,944        1,776,776
                                              --------------------------------------------------------------
     Total..................................    $51,231          $52,749       $2,116,023       $2,105,247
                                              ==============================================================

     Proceeds from sales of securities available for sale during 2001 were $5.5 billion with gross gains of $173 thousand and gross losses of $95 thousand realized on those sales. During 2000, gross gains of $487 thousand and gross losses of $483 thousand were realized on $3.0 billion in proceeds from these sales.

Proceeds from sales of securities available for sale during 1999 were $1.7 billion. During 1999, gross gains of $625 thousand and gross losses of $711 thousand were realized on those sales.

     The carrying value of securities pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes, as required or permitted by law, amounted to $1.0 billion at December 31, 2001 and $1.1 billion at December 31, 2000.

NOTE E -- LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
------------------------------------------------------

     A summary of loans outstanding follows:

                                                                    December 31
                                                              -----------------------
(IN THOUSANDS)                                                   2001         2000
-------------------------------------------------------------------------------------
Real estate:
     Construction:
          Commercial........................................  $  373,431   $  342,944
          Consumer..........................................      44,623       44,078
     Land:
          Commercial........................................     128,782      148,777
          Consumer..........................................       7,040        9,282
     Commercial real estate mortgage........................     994,485    1,011,105
     1-4 Family residential.................................     244,897      310,946
Consumer real estate........................................     278,849      267,790
Commercial and industrial...................................   1,985,447    1,873,809
Consumer:
     Indirect...............................................      65,217      136,921
     Other..................................................     345,899      341,546
Other.......................................................      54,943       54,796
Unearned discount...........................................      (5,005)      (7,349)
                                                              -----------------------
     Total loans............................................  $4,518,608   $4,534,645
                                                              =======================

     In the normal course of business, in order to meet the financial needs of its customers, Cullen/Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. Commitments to extend credit and standby letters of credit amounted to $2.3 billion and $123.5 million, respectively, at December 31, 2001, and $2.1 billion and $105.8 million respectively, at December 31, 2000. Commercial and industrial loan commitments represent approximately 75 percent and 69 percent of the total loan commitments outstanding at December 31, 2001 and 2000.

     The majority of Cullen/Frost's real estate loans are secured by real estate in San Antonio, Houston and Fort Worth.

     In the normal course of business, Cullen/Frost's subsidiary bank makes loans to directors and officers of both Cullen/Frost and its subsidiaries. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons. Loans made to directors and executive officers of Cullen/Frost and its significant subsidiaries, including loans made to their associates, amounted to $15.4 million and $11.8 million at December 31, 2001 and 2000, respectively. During 2001, additions to these loans amounted to $15.0 million, repayments totaled $8.9 million and other changes totaled $2.5 million. These other changes consisted primarily of changes in related-party status. Standby letters of credit extended to directors and executive officers of Cullen/Frost and its significant subsidiaries and their associates amounted to $127 thousand and $267 thousand at December 31, 2001 and 2000, respectively.

     A summary of the changes in the allowance for possible loan losses follows:

                                                                  Year Ended December 31
                                                              ------------------------------
(in thousands)                                                  2001         2000       1999
--------------------------------------------------------------------------------------------
Balance at the beginning of the year........................  $ 63,265   $ 58,345   $ 53,616
Provision for possible loan losses..........................    40,031     14,103     12,427
Loan loss reserve of acquired institutions..................                           1,066
Net charge-offs:
     Losses charged to the allowance........................   (36,780)   (13,162)   (13,133)
     Recoveries.............................................     6,365      3,979      4,369
                                                              ------------------------------
          Net charge-offs...................................   (30,415)    (9,183)    (8,764)
                                                              ------------------------------
Balance at the end of the year..............................  $ 72,881   $ 63,265   $ 58,345
                                                              ==============================

     A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At December 31, 2001, the majority of the impaired loans were commercial loans and collectability was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Subsequent to classification as an impaired loan, there was no interest income recognized in 1999 through 2001 on these loans. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The average recorded investment in impaired loans was $24.1 million, $8.3 million, and $6.2 million for the years ended December 31, 2001, 2000, and 1999, respectively. The following is a summary of loans considered to be impaired:

                                                                 December 31
                                                              -----------------
(in thousands)                                                  2001      2000
-------------------------------------------------------------------------------
Impaired loans with no allocated allowance..................  $11,655   $ 1,048
Impaired loans with an allocated allowance..................   18,082    10,872
                                                              -----------------
Total recorded investment in impaired loans.................  $29,737   $11,920
                                                              =================
Allocated allowance.........................................  $ 6,103   $ 5,708

NOTE F -- NON-PERFORMING ASSETS
-------------------------------

     A summary of non-performing assets follows:

                                                                 December 31
                                                              -----------------
(In Thousands)                                                  2001      2000
-------------------------------------------------------------------------------
Non-accrual loans...........................................  $33,196   $16,662
Foreclosed assets...........................................    4,234     2,271
                                                              -----------------
                                                              $37,430   $18,933
                                                              =================

     Cullen/Frost recognized interest income on non-accrual loans of approximately $913 thousand, $565 thousand and $1.1 million in 2001, 2000 and 1999, respectively. Had these loans performed according to their original contract terms, Cullen/Frost would have recognized additional interest income of approximately $2.4 million in 2001, $1.9 million in 2000 and $1.3 million in 1999. Cullen/Frost did not have any restructured loans for the years ended December 31, 2001 and 2000.

NOTE G -- PREMISES AND EQUIPMENT
----------------------------------------

     A summary of premises and equipment follows:

                                                           December 31
                             -----------------------------------------------------------------------
                                            2001                                 2000
                             ----------------------------------   ----------------------------------
                                        ACCUMULATED                          Accumulated
                                        DEPRECIATION     NET                 Depreciation     Net
                                            AND        CARRYING                  And        Carrying
(in thousands)                 COST     AMORTIZATION    VALUE       Cost     Amortization    Value
----------------------------------------------------------------------------------------------------
Land.......................  $ 49,421                  $ 49,421   $ 49,483                  $ 49,483
Buildings..................    84,790     $ 35,768       49,022     80,956     $ 33,545       47,411
Furniture and equipment....   123,436       97,746       25,690    123,721       95,586       28,135
Leasehold improvements.....    50,129       27,964       22,165     43,985       25,335       18,650
Construction in progress...     2,573                     2,573      6,214                     6,214
                             -----------------------------------------------------------------------
     Total premises and
       equipment...........  $310,349     $161,478     $148,871   $304,359     $154,466     $149,893
                             =======================================================================

     Depreciation of premises and equipment of $14.4 million, $14.1 million, and $14.2 million was included in non-interest expense for the years ended December 31, 2001, 2000 and 1999, respectively. The useful lives applied in depreciating buildings ranged from 7 to 39 years, leasehold improvements ranged from 5 to 15 years, and furniture and equipment ranged from 2 to 12 years.

NOTE H -- DEPOSITS
-----------------

     A summary of deposits outstanding by category follows:

                                                                    December 31
                                                              -----------------------
(in thousands)                                                   2001         2000
-------------------------------------------------------------------------------------
Demand deposits.............................................  $2,669,829   $2,118,624
Savings and Interest-on-Checking............................   1,063,923    1,012,790
Money market deposit accounts...............................   1,804,796    1,774,656
Time accounts of $100,000 or more...........................     672,242      720,831
Time accounts under $100,000................................     530,004      554,458
Public funds................................................     357,213      318,331
                                                              -----------------------
     Total deposits.........................................  $7,098,007   $6,499,690
                                                              =======================

     Deposits from non-United States sources totaled $712 million and $748 million at December 31, 2001 and 2000, respectively. Deposits from directors and executive officers of Cullen/Frost and its significant subsidiaries, including deposits from their associates were less than one percent of total deposits at December 31, 2001.

     At December 31, 2001, Cullen/Frost's aggregate amount of maturities of public and private time accounts are as follows:

(in thousands)                                                Maturities
------------------------------------------------------------------------
2002........................................................  $1,511,976
2003........................................................      46,883
2004........................................................         339
2005........................................................          50
2006........................................................          14
Subsequent to 2006..........................................         197
                                                              ----------
     Total..................................................  $1,559,459
                                                              ==========

NOTE I -- BORROWED FUNDS
-----------------------

     Advances from the Federal Home Loan Bank ("FHLB") totaled $27.6 million, and $32.6 million at December 31, 2001 and 2000, respectively. These advances, which are included in other liabilities, fall under provisions of a credit facility designed to enable Frost Bank to fund long-term loans. The advances mature between January 2002 and July 2018, bear interest at the FHLB's floating rate (average 4.68 percent at December 31, 2001), and are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by Frost Bank, and any funds on deposit with the FHLB.

     Maturities for the FHLB advances are as follows:

                                                                 FHLB
                                                               Repayment
(in thousands)                                                Obligations
-------------------------------------------------------------------------
2002........................................................    $21,409
2003........................................................      4,621
2004........................................................        314
2005........................................................        295
2006........................................................        292
Subsequent to 2006..........................................        678
                                                              -----------
     Total..................................................    $27,609
                                                              ===========

     The following table represents balances as they relate to securities sold under repurchase agreements:

                                                                  December 31
                                                              -------------------
(in thousands)                                                  2001       2000
---------------------------------------------------------------------------------
Balance at year end.........................................  $282,134   $293,261
Fair value of underlying securities at year end.............   328,435    320,011
Maximum month-end balance...................................   286,658    313,896
For the year:
     Average daily balance..................................   265,814    241,161

     Frost Bank issued $150 million of its 6 7/8 percent Subordinated Bank Notes (the "Bank Notes") due 2011, during August of 2001. The Bank Notes pay interest semiannually and are not redeemable prior to maturity. The Bank Notes qualify as Tier 2 capital for both Frost Bank and the Corporation and are reported as debt on the balance sheet, net of deferred issuance cost. The Bank Notes were offered only to accredited investors in denominations of $250 thousand or more under the Office of the Comptroller of the Currency's abbreviated registration procedures set forth in Section 16.6 of 12 C.F.R. Part 16. Frost Bank intends to use the proceeds from the sale of these Bank Notes for general corporate purposes.

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

     The Corporation used the majority of the proceeds from the sale of the Junior Subordinated Debentures for acquisitions and the repurchase of the Corporation's common stock. The Capital Securities are included in the Tier 1 capital of the Corporation for regulatory capital purposes and are reported as debt on the balance sheet, net of deferred issuance costs. The Corporation records distributions payable on the Capital Securities as interest expense. The Corporation has the right to defer payments of interest on the Junior Subordinated Debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period. Under the terms of the Junior Subordinated Debentures, in the event that under certain circumstances there is an event of default under the Junior Subordinated Debentures or the Corporation has elected to defer interest on the Junior Subordinated Debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

     On March 13, 1997, the Corporation and the Issuer Trust filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register under the Securities Act of 1933 the exchange of up to $100 million aggregate Liquidation Amount of "new" 8.42 percent Capital Securities, Series A for the then outstanding Capital Securities. On April 25, 1997, the Corporation exchanged all of the outstanding Capital Securities for registered Capital Securities. The "new" Capital Securities have the same terms as the "old" Capital Securities. This exchange enhanced the transferability of the Capital Securities and had no impact on redemption of the Capital Securities, the Junior Subordinated Debentures issued by the Company, the Company's Guarantee of the Capital Securities, or other matters described above.

NOTE J -- COMMON STOCK AND EARNINGS PER SHARE
---------------------------------------------

     A reconciliation of earnings per share for 2001, 2000 and 1999 follows:

                                                                      December 31
                                                              ----------------------------
(in thousands, except per share amounts)                       2001       2000      1999
------------------------------------------------------------------------------------------
Numerators for both basic and diluted earnings per share,
  net income................................................  $80,916   $108,817   $97,642
                                                              ============================
Denominators:
Denominators for basic earnings per share, average
  outstanding common shares.................................   51,530     52,123    53,368
Dilutive effect of stock options based on the average price
  for the year..............................................    1,818      1,534     1,378
                                                              ----------------------------
Denominator for diluted earnings per share..................   53,348     53,657    54,746
                                                              ============================
Earnings per share:
Basic.......................................................  $  1.57   $   2.09   $  1.83
Diluted.....................................................     1.52       2.03      1.78

NOTE K -- DIVIDENDS
-------------------

     In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. The amount of dividends Frost Bank may declare is subject to regulations. Without prior regulatory approval, Frost Bank had approximately $110.9 million available for the payment of dividends to Cullen/Frost at December 31, 2001.

NOTE L -- CAPITAL
-----------------

     At December 31, 2001 and 2000, Cullen/Frost's subsidiary bank was considered "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, the highest regulatory rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a Tier 1 risk-based capital ratio of 6.0 percent or greater, a total risk-based capital ratio of 10.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater and the institution is not subject to regulatory actions such as an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation's regulatory capital rating since December 31, 2001.

     The table below reflects various measures of regulatory capital at year-end 2001 and 2000 for Cullen/Frost.

                                                        DECEMBER 31, 2001    December 31, 2000
                                                        ------------------   ------------------
(in thousands)                                            AMOUNT     RATIO     Amount     Ratio
-----------------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital...................................  $  583,273   10.14%  $  549,261   10.08%
     Well Capitalized requirement.....................     345,049    6.00      326,850    6.00
     Total Capital....................................  $  803,872   13.98%  $  612,527   11.24%
     Well Capitalized requirement.....................     575,081   10.00      544,751   10.00
     Risk-adjusted assets, net of goodwill............  $5,750,813           $5,447,508
Leverage ratio........................................                7.21%                7.54%
Well capitalized requirement..........................                5.00                 5.00
Average equity as a percentage of average assets......                7.84                 7.46

     Cullen/Frost's Tier 1 Capital consists of shareholders equity before unrealized gains and losses related to securities available for sale plus the Capital Securities discussed in Note I, less intangible assets. Total Capital is comprised of Tier 1 Capital plus the Bank Notes discussed in Note I and the permissible portion of the allowance for possible loan losses. Risk-adjusted assets are calculated based on regulatory requirements and include total assets and certain off balance sheet items (primarily loan commitments), less intangible assets.

     The Tier 1 and Total Capital ratios are calculated by dividing the respective capital amounts by the risk-adjusted assets. The leverage ratio is calculated by dividing Tier 1 Capital by average total assets (excluding intangible assets) for the period.

     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions if the Corporation fails to meet the minimum requirements, which could have a direct material effect on the Corporation's financial statements.

NOTE M -- LEASES AND RENTAL AGREEMENTS
--------------------------------------------------------------------------------

     Rental expense for all leases amounted to $15.7 million, $15.1 million and $14.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     In June 1987, Frost Bank consummated the sale of its office tower and leased back a portion of the premises under a 13-year primary lease term with options allowing for occupancy up to 50 years. Frost Bank also sold its adjacent parking garage facility and leased back space in that structure under a 12-year primary lease term with options allowing for occupancy up to 50 years. Both leases allow for purchase of the related asset under specific terms. Frost Bank has agreed to purchase both the office tower and the adjacent parking garage facility. The purchase of the properties is expected to occur in the second quarter of 2002, with the purchase price of the office tower and adjacent parking garage being approximately $25.7 million and $15.0 million, respectively.

     A summary of the total future minimum rental commitments due under non-cancelable equipment leases and long-term agreements on premises (excluding the office tower and adjacent parking garage facility)at December 31, 2001 follows:

                                                                 Total
(In thousands)                                                Commitments
-------------------------------------------------------------------------
2002........................................................    $15,160
2003........................................................     12,477
2004........................................................      9,149
2005........................................................      7,653
2006........................................................      6,552
Subsequent to 2006..........................................     20,708
                                                                -------
     Total future minimum rental commitments................    $71,699
                                                                =======

     It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2001, were $1.1 million.

NOTE N -- EMPLOYEE BENEFIT PLANS
-------------------------------

RETIREMENT PLANS --

     Defined Benefit Plan -- Cullen/Frost has a non-contributory defined benefit plan that covers substantially all employees who have completed at least one year of service and have attained the age of 21. Defined benefits are provided based on an employee's final average compensation, age at retirement and years of service. Cullen/Frost's funding policy is to contribute quarterly an amount necessary to satisfy the Employee Retirement Income Security Act ("ERISA") funding standards. An eligible employee's right to receive benefits under the plan becomes fully vested upon the earlier of the date on which such employee has completed five years of service or the date on which such employee attains 65 years of age. Retirement benefits under the plan are paid to vested employees upon their (i) normal retirement at age 65 or later or (ii) early retirement at or after age 55, but before age 65. This plan was frozen as of December 31, 2001 and replaced with a deferred profit sharing plan. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", $6.3 million in expenses, which were previously being amortized over the service years, were recognized as restructuring charges (see Note V on page 73) during 2001 as a result of this curtailment.

     Restoration Plan -- Cullen/Frost's Restoration of Retirement Income Plan (providing benefits in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended) for eligible employees is designed to comply with the requirements of ERISA. The entire cost of the plan is supported by Cullen/Frost contributions. The Corporation recognized $335 thousand as restructuring charges (see Note V on page 73) during 2001 as a result of the curtailment of this plan as of December 31, 2001.

     The above plans, as amended, provide for the payment of monthly retirement income pursuant to a formula based on an eligible employee's highest three consecutive years of final average compensation during the last ten consecutive years of employment. The freezing of the plan provides that future salary increases will not be considered.

     Deferred Profit Sharing Plan -- On January 1, 2002, the Corporation adopted a deferred profit sharing plan, which is a contributory retirement plan. Contributions will be made to individual eligible employee accounts based upon the Corporation's fiscal year profitability. Employee assets will be self-directed into a menu of investment options. The assets will be subject to vesting requirements and withdrawal restrictions.

     During the fourth quarter of 2001, Cullen/Frost offered a voluntary early retirement program ("ERW") to employees with eligibility determined by age plus years of service. Of the 280 eligible employees, 131, or four percent of the staff, chose to accept this offer. As a result of the ERW, the Corporation recognized $6.0 million in special termination benefit costs related to the Defined Benefit Plan. The ERW also resulted in the creation of a post-retirement medical liability of $1.4 million as of December 31, 2001. Both of these costs were part of the restructuring charges (See Note V on page 73).

     The following table summarizes benefit obligation and plan asset activity for the plans.

(in thousands)                                                  2001       2000
---------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $ 80,990   $ 64,593
  Service cost..............................................     5,437      3,884
  Interest cost.............................................     6,009      4,788
  Special terminations benefit (ERW impact).................     6,034
  Curtailment...............................................   (17,638)
  Actuarial loss............................................     9,322      9,458
  Benefits paid.............................................    (2,708)    (1,733)
                                                              -------------------
  Benefit obligation at end of year.........................    87,446     80,990
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............    52,320     51,294
  Actual return on plan assets..............................      (750)    (1,344)
  Employer contributions....................................     7,493      4,103
  Benefits paid.............................................    (2,708)    (1,733)
                                                              -------------------
  Fair value of plan assets at end of year..................    56,355     52,320
  Funded status of the plan.................................    31,091     28,670
  Unrecognized net actuarial loss...........................   (10,771)   (14,118)
  Unrecognized prior service cost...........................               (7,657)
  Unrecognized net transition asset.........................                  263
                                                              -------------------
  Accrued benefit cost......................................  $ 20,320   $  7,158
                                                              ===================
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
  Accrued benefit liability.................................  $ 31,091   $ 10,279
  Intangible asset..........................................                 (441)
  Accumulated other comprehensive income....................   (10,771)    (2,680)
                                                              -------------------
  Net amount recognized.....................................  $ 20,320   $  7,158
                                                              ===================
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
  Discount rate.............................................      7.25%      7.50%
  Expected return on plan assets............................      9.00       9.00
  Expected rate of compensation increase....................      5.00       5.00

     Net pension cost included the following components:

(in thousands)                                                 2001      2000      1999
-----------------------------------------------------------------------------------------
Service cost for benefits earned during the year............  $ 5,437   $ 3,884   $ 3,987
Expected return on plan assets, net of expenses.............   (4,965)   (4,608)   (4,245)
Interest cost on projected benefit obligation...............    6,009     4,788     4,387
Net amortization and deferral...............................    1,545       946     1,096
                                                              ---------------------------
     Net pension cost.......................................  $ 8,026   $ 5,010   $ 5,225
Prior service cost (curtailment expense)....................    6,595
Special termination benefit (ERW expense)...................    6,034
                                                              ---------------------------
     Total pension cost.....................................  $20,655   $ 5,010   $ 5,225
                                                              ===========================

The prior service cost and special termination benefit were recorded as part of the fourth quarter 2001 restructuring charges. (See Note V on page 73)

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

SAVINGS PLANS --

     Cullen/Frost maintains a 401(k) stock purchase plan (the "401(k) Plan"). The 401(k) Plan permits each participant to make before- or after-tax contributions up to 16 percent of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Cullen/Frost matches 100 percent of the employees contributions to the 401(k) Plan based on the amount of each participant's contributions up to a maximum of six percent of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation's matching contributions immediately. Cullen/Frost's gross expenses related to the 401(k) Plan were $5.9 million, $5.5 million and $4.8 million for 2001, 2000 and 1999, respectively. The Corporation's matching contribution is initially invested in Cullen/Frost stock. However, employees may immediately reallocate the Corporation's matching portion, as well as invest their individual contribution, to any of a variety of investment vehicles offered within the 401(k) Plan.

     The 1991 Thrift Incentive Stock Purchase Plan ("1991 Stock Purchase Plan") was adopted to offer those employees whose participation in the 401(k) Plan is limited an alternative means of receiving comparable benefits. Cullen/Frost's expenses related to the 1991 Stock Purchase Plan were $118 thousand, $105 thousand and $123 thousand for 2001, 2000 and 1999, respectively.

EXECUTIVE STOCK PLANS --

     Cullen/Frost has two active executive stock plans and one outside director stock plan; the 1992 Stock Plan, the 2001 Stock Plan and the 1997 Director Stock Plan ("1997 Plan"). The 2001 Stock Plan has an aggregate of 4,830,790 shares of common stock authorized for award. The 2001 Stock Plan has replaced all other previously approved executive stock plans.

     The 2001 Stock Plan allows Cullen/Frost to grant restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, or any combination thereof to certain key employees of the Corporation. When the shareholders approved the 2001 Stock Plan, all remaining shares authorized for grant under the superceded 1992 Cullen/Frost Stock Plan were transferred to the new plan.

     The 1997 Plan allows Cullen/Frost to grant nonqualified stock options to outside directors. The options may be awarded in such number, and upon such terms, and at any time and from time to time as determined by Cullen/Frost's Compensation and Benefits Committee ("Committee") of the Board of Directors.

     Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years.

     The following table summarizes option transactions in each of the last three years for plans active as of December 31, 2001. During 2001, the 1983 Nonqualified Stock Option Plan and the 1988 Nonqualified Stock Option Plan expired. Stock option exercises under the 1988 Plan were 161,852, 19,072 and 77,578 for 2001, 2000 and 1999 respectively. Under the 1983 Plan, option exercises were 2,860, 17,412 and zero for 2001, 2000 and 1999 respectively.

                                      1992 PLAN                             2001 PLAN
                         -----------------------------------   -----------------------------------
                           SHARES                   WEIGHTED     SHARES                   WEIGHTED
                         AVAILABLE      OPTIONS     AVERAGE    AVAILABLE      OPTIONS     AVERAGE
                         FOR GRANT    OUTSTANDING    PRICE     FOR GRANT    OUTSTANDING    PRICE
--------------------------------------------------------------------------------------------------
Balance, Dec. 31,
  1998.................   1,557,420    3,184,066     $16.35
Authorized.............   3,000,000
Granted................  (1,519,000)   1,519,000      24.80
Exercised..............                 (187,262)     11.27
Canceled...............      54,000      (54,000)     21.57
                         -------------------------------------------------------------------------
Balance Dec. 31,
  1999.................   3,092,420    4,461,804      19.37
Granted................  (1,467,000)   1,467,000      33.24
Exercised..............                 (205,608)     12.12
Canceled...............      25,400      (25,400)     25.09
                         -------------------------------------------------------------------------
Balance Dec. 31,
  2000.................   1,650,820    5,697,796      23.18
Authorized.............                                         2,750,000
Transferred............  (1,650,820)                            1,650,820
Granted................      (5,250)       5,250      33.26    (1,617,300)   1,617,300     $24.13
Exercised..............                 (204,234)     16.91
Canceled...............     130,400     (130,400)     26.98         8,200       (8,200)     24.12
                         -------------------------------------------------------------------------
Balance Dec. 31,
  2001.................         N/A    5,368,412     $23.34     2,791,720    1,609,100     $24.13
                         =========================================================================
At Dec. 31, 2001
Per Share Price                    A            $6.37-$ 9.07             E           $24.12-$27.78
  Range................
                                   B            11.44- 15.13             F                   37.27
                                   C            22.44- 30.31
                                   D            32.00- 37.06
Weighted-Average
  Remaining Contractual            A               2.3 Years             E               5.8 Years
  Life.................
                                   B               4.5 Years             F               5.6 Years
                                   C               4.8 Years
                                   D               4.8 Years

                                     1997 PLAN
                         ----------------------------------
                          SHARES                   WEIGHTED
                         AVAILABLE     OPTIONS     AVERAGE
                         FOR GRANT   OUTSTANDING    PRICE
-----------------------  ----------------------------------
Balance, Dec. 31,
  1998.................   192,000      108,000      $25.44
Authorized.............
Granted................   (76,000)      76,000       26.63
Exercised..............
Canceled...............
                         ----------------------------------
Balance Dec. 31,
  1999.................   116,000      184,000       25.93
Granted................   (72,000)      72,000       30.56
Exercised..............                 (2,000)      22.56
Canceled...............
                         ----------------------------------
Balance Dec. 31,
  2000.................    44,000      254,000       27.27
Authorized.............   250,000
Transferred............
Granted................   (68,000)      68,000       36.25
Exercised..............
Canceled...............
                         ----------------------------------
Balance Dec. 31,
  2001.................   226,000      322,000      $29.16
                         ==================================
At Dec. 31, 2001
Per Share Price
  Range................                     $22.56-$30.56 G
                                                    36.25 H
Weighted-Average
  Remaining Contractual
  Life.................                         7.3 Years G
                                                9.7 Years H

A Includes 655,662 options which are all exercisable with a weighted-average exercise price of $8.69.

B Includes 846,000 options which are all exercisable with a weighted-average exercise price of $14.04.

C Includes 2,440,500 options with a weighted-average exercise price of $24.66 of which 1,015,500 are exercisable with a weighted-average exercise price of $24.48.

D Includes 1,426,250 options of which none are exercisable with a weighted-average exercise price of $33.32.

E Includes 1,608,100 options of which none are exercisable with a weighted-average exercise price of $24.12.

F Includes 1,000 options of which none are exercisable with a weighted-average exercise price of $37.27.

G Includes 254,000 options which are all exercisable with a weighted-average exercise price of $27.27.

H Includes 68,000 options which are all exercisable with a weighted-average exercise price of $36.25.

     There were 2,839,162, 2,064,908 and 1,915,976 options exercisable for 2001, 2000, and 1999 with a weighted-average exercise price of $18.26, $13.66, and $12.19, respectively. Options awarded during 2001 through the 1997 Directors Plan have a six-year life with immediate vesting. Options awarded prior to 2001 through the 1997 Directors Plan have a ten-year life with immediate vesting. All other options awarded in 1999 through 2001 have a six-year life with a three-year cliff vesting period. Options awarded in 1998 have a ten-year life with a three-year cliff vesting period. In general, options awarded prior to 1998 had a ten-year life with a five-year vesting period. These plans, which were approved by shareholders, were established to enable Cullen/Frost to retain and motivate key employees. A committee of non-participating directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract. Cullen/Frost has common stock reserved for future issuance upon the grant and exercise of options of 10,317,232 shares.

     In accounting for the impact of issuing stock options, Cullen/Frost applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and Related Interpretation as allowed by SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 requires disclosure of pro forma net income and earnings per share information assuming that stock options granted in 1999, 2000 and 2001 have been accounted for in accordance with the fair value method described in SFAS No. 123.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have characteristics that are different from Cullen/Frost's employee stock options. In addition, option valuation models require the input of highly subjective assumptions, which can significantly impact the estimated fair value. As such, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options.

     The following weighted-average assumptions were used for 2001, 2000 and 1999, respectively: risk-free interest rates with a term of six years were 4.70 percent, 5.03 percent and 6.56 percent; dividend yield of 2.75 percent, 2.00 percent and 3.00 percent; volatility factors of the expected market price of Cullen/Frost's common stock of 32 percent, 29 percent and 24 percent; and weighted-average expected lives of the options of six years. The weighted-average grant-date fair value of options granted during 2001, 2000 and 1999 was $7.10, $9.33, and $6.02, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     Cullen/Frost's pro forma information as if compensation expense had been recognized in accordance with the fair value requirements SFAS No. 123 is summarized below:

(in thousands except for earnings per share amounts)          2001**       2000       1999
f--------------------------------------------------------------------------------------------
Proforma net income*........................................  $73,879    $104,051    $94,857
Proforma earnings per common share
     Basic..................................................  $  1.43    $   2.00    $  1.78
     Diluted................................................     1.42        1.98       1.77

 * Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its proforma effect is not necessarily indicative of its impact on future years.

** Actual net income for 2001 was $80.9 million. 2001 basic and diluted earnings per share were $1.57 and $1.52, respectively.

     Restricted shares are generally awarded under a three- to four-year cliff vesting period. The market value of restricted shares at the date of grant is expensed over the vesting period. The following table summarizes restricted stock transactions in each of the last three years.

                                               1992 Plan                           2001 Plan
                                   ---------------------------------   ---------------------------------
                                             Weighted     Deferred               Weighted     Deferred
                                   Shares    Average    Compensation   Shares    Average    Compensation
                                   Granted    Price       Expense*     Granted    Price       Expense*
--------------------------------------------------------------------------------------------------------
1999.............................  50,171     $25.12     $1,633,380
2000.............................  62,940      28.35      1,782,559
2001.............................  10,131      34.55      1,473,805    81,589     $35.00      $378,773

* Reflects the deferred compensation expense recorded in each year, which is spread over the vesting period of outstanding restricted stock. Total deferred compensation expense on all restricted stock during 2001 was $1.9 million.

     Cullen/Frost has change-in-control agreements with 23 of its executives. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, two to three times (depending on the person) the executive's base compensation plus target bonus established for the year, and any unpaid base salary and pro rata target bonus for the year in which the termination occurs, including vacation pay. Additionally, the executive's insurance benefits will continue for two to three full years after the termination and all long-term incentive awards immediately vest. The Corporation has no material liability for post-retirement or post-employment benefits other than pensions.

NOTE O -- INCOME TAXES
----------------------

     The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999:

(in thousands)                                                 2001      2000      1999
-----------------------------------------------------------------------------------------
Current income tax expense..................................  $46,070   $59,213   $57,062
Deferred income tax benefit.................................   (7,505)   (1,785)   (6,083)
                                                              ---------------------------
Income tax expense as reported..............................  $38,565   $57,428   $50,979
                                                              ===========================
Current income tax expense related to the cumulative effect
  of change in accounting for derivatives...................  $ 1,620

     The following is a reconciliation of the difference between income tax expense as reported and the amount computed by applying the statutory income tax rate to income before income taxes:

                                                                  Year Ended December 31
                                                              ==============================
(in thousands)                                                  2001       2000       1999
--------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
  accounting change.........................................  $116,471   $166,245   $148,621
Statutory rate..............................................        35%        35%        35%
                                                              ------------------------------
Income tax expense at the statutory rate....................    40,765     58,186     52,017
Effect of tax-exempt interest...............................    (3,080)    (2,920)    (2,927)
Bank owned life insurance income............................    (1,200)
Amortization of non-deductible goodwill.....................     2,112      2,126      1,910
Other.......................................................       (32)        36        (21)
                                                              ------------------------------
Income tax expense as reported..............................  $ 38,565   $ 57,428   $ 50,979
                                                              ==============================
Tax (expense) benefits related to securities transactions...  $    (27)  $     (1)  $     30
                                                              ==============================

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001, and 2000 are presented below:

(in thousands)                                                 2001      2000
-------------------------------------------------------------------------------
Deferred tax assets:
     Allowance for possible loan losses.....................  $25,508   $22,143
     Building modification reserve..........................    1,592     1,592
     Gain on sale of assets.................................    1,050     1,050
     Unrealized loss on securities available for sale.......    3,771     1,228
     Additional minimum pension liability...................    3,770       938
     Retirement plan........................................    4,169     2,453
     Other..................................................    1,196     1,303
                                                              -----------------
          Total gross deferred tax assets...................   41,056    30,707
Deferred tax liabilities:
     Prepaid expenses.......................................     (656)   (1,547)
     Intangible assets......................................   (2,736)   (4,311)
     Leases.................................................   (1,715)   (1,161)
     Federal Home Loan Bank stock dividends.................   (1,437)   (1,117)
     Bank premises and equipment............................      (94)     (424)
     Other..................................................     (854)     (777)
                                                              -----------------
          Total gross deferred tax liabilities..............   (7,492)   (9,337)
                                                              -----------------
          Net deferred tax asset............................  $33,564   $21,370
                                                              =================

     At December 31, 2001 and 2000, no valuation allowance for deferred tax assets was necessary because they were supported by recoverable taxes paid in prior years.

NOTE P -- NON-INTEREST EXPENSE
------------------------------

     Significant components of other non-interest expense for the years ended December 31, 2001, 2000, and 1999 are presented below:

                                                                 Year Ended December 31
                                                              -----------------------------
(in thousands)                                                 2001       2000       1999
-------------------------------------------------------------------------------------------
Outside computer service....................................  $ 9,670    $ 9,676    $ 9,537
Other professional expenses.................................    6,676      7,422      5,867
Stationery, printing and supplies...........................    6,158      6,056      6,676
Armored motor service.......................................    4,751      4,821      4,441
Postage and express.........................................    4,129      3,954      4,154
Other.......................................................   52,398     48,520     46,211
                                                              -----------------------------
     Total..................................................  $83,782    $80,449    $76,886
                                                              =============================

     Included in Other expense in the above table are advertising expenses of $4.0 million, $3.3 million, and $3.4 million for 2001, 2000, and 1999, respectively. Advertising costs are expensed as incurred.

NOTE Q -- CASH FLOW DATA
------------------------

     For purposes of reporting cash flow, cash and cash equivalents include the following:

                                                                      December 31
                                                          ------------------------------------
(in thousands)                                               2001          2000         1999
----------------------------------------------------------------------------------------------
Cash in vault and other cash items......................  $  845,250    $  664,329    $606,889
Due from banks..........................................     149,372       156,130     153,723
Time deposits...........................................       6,530         3,574       6,546
Federal funds sold and securities purchased under resale
  agreements............................................     129,550       215,050      34,950
                                                          ------------------------------------
     Total..............................................  $1,130,702    $1,039,083    $802,108
                                                          ====================================

     Generally, Federal funds are sold for one-day periods and securities purchased under resale agreements are held for less than thirty-five days.

     Supplemental cash flow information is as follows:

                                                                  Year Ended December 31
                                                             --------------------------------
(in thousands)                                                 2001        2000        1999
---------------------------------------------------------------------------------------------
Cash paid:
     Interest..............................................  $147,192    $184,864    $147,036
     Income taxes..........................................    49,621      54,165      57,549
Non-cash items:
     Loans originated to facilitate the sale of foreclosed
       assets..............................................                   413         278
     Loan foreclosures.....................................     2,416         440       2,766

NOTE R -- FAIR VALUES OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     Fair Values of Financial Instruments -- SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. This disclosure does not, and is not intended to, represent the fair value of Cullen/Frost.

     The following methods and assumptions were used in estimating its fair value of financial instruments:

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

     Interest rate swaps/floor asset/liability: The estimated fair value of the existing agreements are based on quoted market prices.

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

     Loan commitments, standby and commercial letters of credit: Cullen/Frost's lending commitments have variable interest rates and "escape" clauses if the customer's credit quality deteriorates. Therefore, the amounts committed approximate fair value.

     Guaranteed preferred beneficial interest in the Corporation's junior subordinated deferrable interest debentures: The fair value of the Trust Preferred Capital Securities is estimated based on the quoted market prices of the instruments.

     Subordinated notes payable: The fair value of the Subordinated Bank Notes is estimated based on the quoted market prices of the instruments.

     The estimated fair values of Cullen/Frost's financial instruments are as follows:

                                                                  December 31
                                               -------------------------------------------------
                                                        2001                      2000
                                               -----------------------   -----------------------
                                                CARRYING    ESTIMATED     Carrying    Estimated
               (in thousands)                    AMOUNT     FAIR VALUE     Amount     Fair Value
------------------------------------------------------------------------------------------------
Financial assets:
     Cash and cash equivalents...............  $1,130,702   $1,130,702   $1,039,083   $1,039,083
     Securities..............................   2,156,596    2,158,114    1,668,484    1,669,435
     Loans...................................   4,518,608    4,556,505    4,534,645    4,523,856
     Allowance for loan losses...............     (72,881)                  (63,265)
                                               -------------------------------------------------
          Net loans..........................   4,445,727    4,556,505    4,471,380    4,523,856
     Interest rate swap on loans.............      (4,281)      (4,281)
Financial liabilities:
     Deposits................................   7,098,007    7,101,531    6,499,690    6,504,433
     Short-term borrowings...................     332,993      332,993      395,665      395,665
     Guaranteed preferred beneficial interest
       in the Corporation's junior
       subordinated deferrable interest
       debentures, net.......................      98,623       92,253       98,568       90,660
     Subordinated note payable...............     148,702      147,153
     Interest rate swap on debt..............       2,080        2,080
Off-balance sheet instruments:
     Interest rate swaps(pre-SFAS No. 133)...                                             (2,015)
     Interest rate floor(pre-SFAS No. 133)...                                   495        5,139

NOTE S -- DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     Cullen/Frost uses interest rate swaps and floors to hedge its interest rate risk. The Corporation had 43 fair value type commercial loan/lease interest rate swaps with a notional amount of $119 million at December 31, 2001 and 34 commercial loan/lease interest rate swaps with a notional amount of $211 million at December 31, 2000. In 2001 and 2000, each swap was a hedge against a specific commercial fixed-rate loan/lease or against a specific pool of commercial floating-rate loans with lives ranging from approximately one month to ten years. For 2001 and 2000, the scheduled reductions of the interest rate swaps' notional amount generally matched the expected amortization of the underlying loan/lease or pool of loans.

     In 2000, the Corporation entered into an interest rate floor three-year agreement with a notional amount totaling $1 billion. The interest rate floor was a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling rates. The floor agreement was sold during the first quarter of 2001. Under SFAS No. 133, adopted on January 1, 2001, the interest rate floor did not qualify for hedge accounting treatment and in management's opinion would have introduced excessive volatility into earnings. The Corporation recognized a gain of $5.7 million related to the sale of the floor agreement. Of the total gain $1.1 million was included in other non-interest income, with the remainder included, net of tax, as a $3.0 million cumulative effect of adopting SFAS No. 133.

     In 2001 Cullen/Frost entered into a fair value type interest rate swap agreement related to the $150 million fixed rate subordinated debt issued in 2001. The swap agreement has an effective notional amount of $150 million over a period of five years.

     In 2001, the Corporation's derivative financial instruments used in hedging activities were all designated as fair value type hedges, which were required to meet specific criteria. For fair value type hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense and were immaterial in 2001. When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

     Interest rate swap and floor contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction is approved by Cullen/Frost's Asset/ Liability Management Committee and has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material in 2001 or 2000.

     Cullen/Frost's credit exposure on interest rate swaps is limited to Cullen/Frost's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. At December 31, 2001, the Corporation's credit exposure relating to interest rate swaps was immaterial. Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 2001, 2000 and 1999, is summarized as follows:

                                            Amortizing      Non-Amortizing
                                           Interest Rate    Interest Rate     Interest Rate       Total
(in millions)                                  Swaps             Swap            Floors        Derivatives
----------------------------------------------------------------------------------------------------------
Balance, January 1, 1999.................      $  75                                             $    75
     Additions...........................        239                                                 239
     Amortization and maturities.........        (54)                                                (54)
     Terminations........................         (1)                                                 (1)
                                           ---------------------------------------------------------------
Balance, December 31, 1999...............        259                                                 259
     Additions...........................         24                             $ 1,000           1,024
     Amortization and maturities.........        (72)                                                (72)
                                           ---------------------------------------------------------------
Balance, December 31, 2000...............        211                               1,000           1,211
     Additions...........................         33             $150                                183
     Amortization and maturities.........       (120)                                               (120)
     Terminations........................         (5)                             (1,000)         (1,005)
                                           ---------------------------------------------------------------
Balance, December 31, 2001...............      $ 119             $150                            $   269
                                           ===============================================================

     The following table summarizes the weighted average receive and pay rates for the interest rate swaps at December 31, 2001.

                                                                                 Weighted Average
                                                                                ------------------
                                                           December 31, 2001    Receive       Pay
(in millions)                                               Notional Amount      Rate         Rate
--------------------------------------------------------------------------------------------------
Interest Rate Swaps:
     Receive -- fixed swaps..............................         $150           6.88%        5.14%
     Pay -- fixed swaps..................................          119           2.09         5.88
     Combined rate.......................................          269           4.75         5.47

The fair value and any related carrying amounts of the interest rate swaps can be found in Note R on page 68.

NOTE T -- CONTINGENCIES
--------------------------------------------------------------------------------

     Certain subsidiaries of Cullen/Frost are defendants in various matters of litigation which have arisen in the normal course of conducting a commercial banking business. In the opinion of management, the disposition of such pending litigation will not have a material effect on Cullen/Frost's consolidated financial position.

NOTE U -- OPERATING SEGMENTS
--------------------------------------------------------------------------------

     The Corporation has three reportable operating segments: Banking, the Financial Management Group and Frost Securities Inc. Banking includes both commercial and consumer banking services. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. The Financial Management Group includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management, insurance, and brokerage services. Frost Securities Inc., an investment banking subsidiary, began operations in August 1999. These business units were identified through the products and services that are offered within each unit. Prior period amounts have been reclassified to conform to the current year's presentation.

     The accounting policies of each reportable segment are the same as those of the Corporation described in Note A, except for the following items, which impact the Banking and Financial Management Group segments. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead-type expenses such as executive administration, accounting and internal audit are allocated based on the direct expense level of the operating segment. Income tax expense for the individual segments is calculated essentially at the statutory rate. The Parent Company records the tax expense or benefit necessary to reconcile to the consolidated total.

     The following table summarizes financial results by operating segment:

                                             Financial
                                             Management     Frost                  Restructuring   Consolidated
         (in thousands)           Banking      Group      Securities   Non-Banks      Charges         Total
---------------------------------------------------------------------------------------------------------------
2001
NET INTEREST INCOME (EXPENSE)...  $317,477    $ 7,010      $   131     $ (8,401)                     $316,217
PROVISION FOR LOAN LOSSES.......    40,033         (2)         N/A          N/A                        40,031
NON-INTEREST INCOME.............   123,551     59,091       10,368         (119)                      192,891
NON-INTEREST EXPENSE............   264,643     48,637       16,050        3,411      $ 19,865         352,606
                                  -----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
  TAXES.........................   136,352     17,466       (5,551)     (11,931)      (19,865)        116,471
INCOME TAX EXPENSE (CREDIT).....    47,723      6,113       (1,901)      (6,417)       (6,953)         38,565
                                  -----------------------------------------------------------------------------
OPERATING EARNINGS EXCLUDING
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.............    88,629     11,353       (3,650)      (5,514)      (12,912)         77,906
CUMULATIVE EFFECT ADJUSTMENT --
  SFAS 133, NET OF TAX..........     3,010                                                              3,010
                                  -----------------------------------------------------------------------------
NET INCOME (LOSS)...............  $ 91,639    $11,353      $(3,650)    $ (5,514)     $(12,912)       $ 80,916
                                  =============================================================================
AVERAGE ASSETS (IN MILLIONS)....  $  7,773    $    40*     $     5     $    N/M                      $  7,837
===============================================================================================================
2000
Net interest income (expense)...  $321,170    $ 9,737      $   191     $ (8,335)                     $322,763
Provision for loan losses.......    14,107         (4)         N/A          N/A                        14,103
Non-interest income.............   106,525     58,131        6,215           (6)                      170,865
Non-interest expense............   251,107     43,006       11,513        7,654                       313,280
                                  -----------------------------------------------------------------------------
Income (loss) before income
  taxes.........................   162,481     24,866       (5,107)     (15,995)                      166,245
Income tax expense (credit).....    56,868      8,702       (1,757)      (6,385)                       57,428
                                  -----------------------------------------------------------------------------
Net income (loss)...............  $105,613    $16,164      $(3,350)    $ (9,610)                     $108,817
                                  =============================================================================
Average assets (in millions)....  $  7,112    $    33*     $     4     $    N/M                      $  7,150
===============================================================================================================
1999
Net interest income (expense)...  $297,636    $ 8,077      $   115     $ (8,850)                     $296,978
Provision for loan losses.......    12,426          1          N/A          N/A                        12,427
Non-interest income.............    96,249     53,808          953          253                       151,263
Non-interest expense............   237,725     38,404        4,741        6,323                       287,193
                                  -----------------------------------------------------------------------------
Earnings (loss) before income
  taxes.........................   143,734     23,480       (3,673)     (14,920)                      148,621
Income tax expense (credit).....    50,307      8,218       (1,286)      (6,260)                       50,979
                                  -----------------------------------------------------------------------------
Net income (loss)...............  $ 93,427    $15,262      $(2,387)    $ (8,660)                     $ 97,642
                                  =============================================================================
Average assets (in millions)....  $  6,841    $    34*     $     6     $    N/M                      $  6,875
===============================================================================================================

 * Excludes off balance sheet managed and custody assets with total market value of $13.3 billion, $12.9 billion, and $12.8 billion at year-end 2001, 2000 and 1999, respectively.

NOTE V -- RESTRUCTURING CHARGES
--------------------------------

     During the fourth quarter of 2001, the Corporation recorded pre-tax restructuring charges totaling $19.9 million. Included in the restructuring charges were approximately $11.5 million related to costs associated with a voluntary early retirement program that was accepted by about four percent of the staff. The $11.5 million charge consisted of approximately $6.0 million related to the retirement plan, $1.4 million associated with future medical benefits with the remainder due to cash payments based on length of service. The restructuring charges also included $6.7 million due to the freezing of the Corporation's defined benefit pension plan as of December 31, 2001. This defined benefits plan (see Note N on page 60) was replaced with a deferred profit sharing plan. The remaining $1.7 million of the restructuring charges was related to severance and outplacement services for a two percent reduction in workforce, of which $469 thousand remained to be paid at December 31, 2001.

NOTE W -- CONDENSED PARENT CORPORATION FINANCIAL STATEMENTS
-----------------------------------------------------------

     Condensed financial information of the Parent Corporation as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 follows:

                                                                  Year Ended December 31
                                                              ------------------------------
STATEMENTS OF OPERATIONS (in thousands)                        2001        2000       1999
--------------------------------------------------------------------------------------------
INCOME:
    Dividends from second tier financial holding company
      subsidiary............................................  $75,283    $ 42,699    $81,444
    Interest and other......................................    1,612       3,552      3,851
                                                              ------------------------------
         TOTAL INCOME.......................................   76,895      46,251     85,295
EXPENSES:
    Salaries and employee benefits..........................    1,080       5,908      4,645
    Interest expense........................................    8,735       8,735      8,735
    Other...................................................    2,388       1,884      1,534
                                                              ------------------------------
         TOTAL EXPENSES.....................................   12,203      16,527     14,914
                                                              ------------------------------
         INCOME BEFORE INCOME TAX CREDITS AND EQUITY IN
           UNDISTRIBUTED NET INCOME OF SUBSIDIARIES.........   64,692      29,724     70,381
Income tax credits..........................................    4,371       5,377      4,394
Equity in undistributed net income of subsidiaries..........   11,853      73,716     22,867
                                                              ------------------------------
         NET INCOME.........................................  $80,916    $108,817    $97,642
                                                              ==============================

                                                                  December 31
                                                              --------------------
BALANCE SHEETS (in thousands)                                   2001        2000
----------------------------------------------------------------------------------
ASSETS

Cash........................................................  $    380    $  1,079
Securities purchased under resale agreements................    39,030      25,059
Investment in second tier financial holding company
  subsidiary................................................   671,185     667,057
Other.......................................................     2,717       3,799
                                                              --------------------
         TOTAL ASSETS.......................................  $713,312    $696,994
                                                              ====================
LIABILITIES
Other.......................................................  $ 16,677    $ 22,307
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable interest
  debentures................................................   101,716     101,661
                                                              --------------------
         TOTAL LIABILITIES..................................   118,393     123,968
SHAREHOLDERS' EQUITY........................................   594,919     573,026
                                                              --------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........  $713,312    $696,994
                                                              ====================

                                                                    Year Ended December 31
                                                              ----------------------------------
STATEMENTS OF CASH FLOWS (in thousands)                         2001        2000         1999
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income..................................................  $ 80,916    $ 108,817    $  97,642
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net income of subsidiaries..............................   (87,136)    (116,415)    (104,311)
    Dividends from subsidiaries.............................    75,283       42,699       81,444
    Tax benefit from exercise of employee stock options.....     3,475        1,926        1,698
    Net change in other liabilities and assets..............    (3,710)       2,446        1,328
                                                              ----------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........    68,828       39,473       77,801
INVESTING ACTIVITIES
Capital contributions to subsidiaries.......................    (4,000)      (2,859)     (50,521)
Decrease in loans...........................................                                  52
                                                              ----------------------------------
         NET CASH USED BY INVESTING ACTIVITIES..............    (4,000)      (2,859)     (50,469)
FINANCING ACTIVITIES
Purchase of treasury stock..................................   (10,424)     (47,162)     (24,318)
Proceeds from employee stock purchase plan and options......     2,164        4,489        3,616
Cash dividends..............................................   (43,296)     (39,554)     (36,013)
                                                              ----------------------------------
         NET CASH USED BY FINANCING ACTIVITIES..............   (51,556)     (82,227)     (56,715)
                                                              ----------------------------------
         INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS....    13,272      (45,613)     (29,383)
Cash and cash equivalents at beginning of year..............    26,138       71,751      101,134
                                                              ----------------------------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR...........  $ 39,410    $  26,138    $  71,751
                                                              ==================================

Report of Ernst & Young LLP
Independent Auditors

SHAREHOLDERS AND BOARD OF DIRECTORS
CULLEN/FROST BANKERS, INC.

     We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. and Subsidiaries (the Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Antonio, Texas
January 22, 2002

CONSOLIDATED AVERAGE BALANCE SHEETS
(dollars in thousands -- taxable-equivalent basis)

     The following unaudited schedule is presented for additional information and analysis.

                                                                           Year Ended December 31
                                                       ===============================================================
                                                                    2001                             2000
                                                       ------------------------------   ------------------------------
                                                                    INTEREST                         Interest
                                                        AVERAGE     INCOME/    YIELD/    Average     Income/    Yield/
                                                        BALANCE     EXPENSE     COST     Balance     Expense     Cost
======================================================================================================================
ASSETS:
Time deposits........................................  $    7,170   $    331    4.61%   $    7,226   $    505    6.99%
Securities:
    U.S. Treasury....................................      49,855      2,293    4.60       130,180      7,916    6.08
    U.S. Government agencies and corporations........   1,505,433     95,264    6.33     1,336,523     91,243    6.83
    States and political subdivisions:
        Tax-exempt...................................     167,369     11,848    7.08       151,423     11,281    7.45
        Taxable......................................       2,947        192    6.52         3,399        226    6.65
    Other............................................      32,196      1,589    4.94        35,735      2,622    7.33
                                                       ----------   --------            ----------   --------
            Total securities.........................   1,757,800    111,186    6.33     1,657,260    113,288    6.84
Federal funds sold and securities purchased under
  resale agreements..................................     253,112      9,784    3.81       130,800      8,505    6.50
Loans, net of unearned discount......................   4,546,596    344,413    7.58     4,352,868    394,527    9.06
                                                       ----------   --------            ----------   --------
    TOTAL EARNING ASSETS AND AVERAGE RATE EARNED.....   6,564,678    465,714    7.09     6,148,154    516,825    8.41
Cash and due from banks..............................     810,323                          621,950
Allowance for possible loan losses...................     (68,785)                         (59,281)
Banking premises and equipment.......................     150,264                          146,185
Accrued interest and other assets....................     380,251                          292,676
                                                       ----------                       ----------
    TOTAL ASSETS.....................................  $7,836,731                       $7,149,684
                                                       ==========                       ==========
LIABILITIES:
Demand deposits:
    Commercial and individual........................  $1,883,931                       $1,636,633
    Correspondent banks..............................     262,840                          227,807
    Public funds.....................................      39,919                           32,732
                                                       ----------                       ----------
        Total demand deposits........................   2,186,690                        1,897,172
Time deposits:
    Savings and Interest-on-Checking.................     966,429      3,605     .37       961,315      6,344     .66
    Money market deposit accounts....................   1,825,991     48,011    2.63     1,703,602     76,537    4.49
    Time accounts....................................   1,265,999     57,101    4.51     1,239,022     64,498    5.21
    Public funds.....................................     306,248      9,982    3.26       250,559     11,479    4.58
                                                       ----------   --------            ----------   --------
            Total time deposits......................   4,364,667    118,699    2.72     4,154,498    158,858    3.82
                                                       ----------                       ----------
            Total deposits...........................   6,551,357                        6,051,670
Federal funds purchased and securities sold under
  repurchase agreements..............................     351,319     12,054    3.38       326,448     17,889    5.48
Guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable
  interest debentures, net...........................      98,596      8,475    8.60        98,542      8,475    8.60
Long-term notes payable..............................      65,132      3,736    5.74         3,769        204    5.42
Other borrowings.....................................      31,411      1,795    5.71        63,243      4,142    6.55
                                                       ----------   --------            ----------   --------
    TOTAL INTEREST-BEARING FUNDS AND AVERAGE RATE
      PAID...........................................   4,911,125    144,759    2.94     4,646,500    189,568    4.08
                                                                    --------    ----                 --------    ----
Accrued interest and other liabilities...............     124,906                           72,887
                                                       ----------                       ----------
    TOTAL LIABILITIES................................   7,222,721                        6,616,559
SHAREHOLDERS' EQUITY.................................     614,010                          533,125
                                                       ----------                       ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......  $7,836,731                       $7,149,684
                                                       ==========                       ==========
Net interest income..................................               $320,955                         $327,257
                                                                    ========                         ========
Net interest spread..................................                           4.15%                            4.33%
                                                                                ====                             ====
Net interest income to total average earning
  assets.............................................                           4.89%                            5.32%
                                                                                ====                             ====

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

                                                     Year Ended December 31
---------------------------------------------------------------------------------------------------------------------------------
             1999                             1998                             1997                             1996
------------------------------   ------------------------------   ------------------------------   ------------------------------
             Interest                         Interest                         Interest                         Interest
 Average     Income/    Yield/    Average     Income/    Yield/    Average     Income/    Yield/    Average     Income/    Yield/
 Balance     Expense     Cost     Balance     Expense     Cost     Balance     Expense     Cost     Balance     Expense     Cost
---------------------------------------------------------------------------------------------------------------------------------
$    3,103   $    164    5.27%
   176,718      8,976    5.08    $  262,098   $ 14,339    5.47%   $  301,133   $ 16,596    5.51%   $  282,692   $ 15,049    5.32%
 1,478,519     95,491    6.46     1,557,489     99,971    6.42     1,374,202     90,688    6.60     1,439,744     95,838    6.66
   141,224     10,377    7.35        66,278      4,963    7.49        36,888      2,850    7.73        29,863      2,340    7.84
     3,585        229    6.38         2,229        138    6.19         3,185        239    7.50         1,783        118    6.62
    38,803      2,203    5.68        42,025      2,579    6.14        11,317        686    6.06         6,723        389    5.79
----------   --------            ----------   --------            ----------   --------            ----------   --------
 1,838,849    117,276    6.38     1,930,119    121,990    6.32     1,726,725    111,059    6.43     1,760,805    113,734    6.46
    81,363      4,245    5.22       127,273      7,111    5.59       228,245     12,423    5.44       143,401      7,476    5.21
 3,934,406    330,397    8.40     3,437,510    301,789    8.78     2,917,371    262,569    9.00     2,445,777    220,417    9.01
----------   --------            ----------   --------            ----------   --------            ----------   --------
 5,857,721    452,082    7.72     5,494,902    430,890    7.84     4,872,341    386,051    7.92     4,349,983    341,627    7.85
   619,917                          577,489                          527,924                          508,934
   (57,481)                         (51,230)                         (44,837)                         (39,814)
   141,453                          135,577                          124,629                          117,352
   313,826                          260,831                          207,520                          177,040
----------                       ----------                       ----------                       ----------
$6,875,436                       $6,417,569                       $5,687,577                       $5,113,495
==========                       ==========                       ==========                       ==========
$1,533,160                       $1,387,824                       $1,143,828                       $  979,757
   221,530                          195,555                          192,231                          199,983
    37,567                           43,507                           44,183                           45,200
----------                       ----------                       ----------                       ----------
 1,792,257                        1,626,886                        1,380,242                        1,224,940
   948,487      6,557     .69       901,960     10,958    1.21       818,216     10,764    1.32       741,102     10,176    1.37
 1,636,915     60,478    3.69     1,387,994     54,326    3.91     1,195,773     48,816    4.08     1,053,819     40,208    3.82
 1,250,340     53,815    4.30     1,286,036     63,621    4.95     1,205,261     59,867    4.97     1,145,194     56,110    4.90
   220,845      7,969    3.61       251,570      9,378    3.73       269,027     11,693    4.35       245,266     10,685    4.36
----------   --------            ----------   --------            ----------   --------            ----------   --------
 4,056,587    128,819    3.18     3,827,560    138,283    3.61     3,488,277    131,140    3.76     3,185,381    117,179    3.68
----------                       ----------                       ----------                       ----------
 5,848,844                        5,454,446                        4,868,519                        4,410,321
   285,470     12,500    4.38       252,977     11,606    4.59       189,468      8,739    4.61       204,515      9,761    4.77
    98,485      8,475    8.61        98,429      8,475    8.61        88,745      7,652    8.62
     1,793        103    5.74
    12,186        705    5.79        30,666      1,754    5.72        25,794      1,434    5.56        19,389      1,019    5.26
----------   --------            ----------   --------            ----------   --------            ----------   --------
 4,454,521    150,602    3.38     4,209,632    160,118    3.80     3,792,284    148,965    3.93     3,409,285    127,959    3.75
             --------    ----                 --------    ----                 --------    ----                 --------    ----
   105,888                           91,093                           69,601                           76,583
----------                       ----------                       ----------                       ----------
 6,352,666                        5,927,611                        5,242,127                        4,710,808
   522,770                          489,958                          445,450                          402,687
----------                       ----------                       ----------                       ----------
$6,875,436                       $6,417,569                       $5,687,577                       $5,113,495
==========                       ==========                       ==========                       ==========
             $301,480                         $270,772                         $237,086                         $213,668
             ========                         ========                         ========                         ========
                         4.34%                            4.04%                            3.99%                            4.10%
                         ====                             ====                             ====                             ====
                         5.15%                            4.93%                            4.87%                            4.91%
                         ====                             ====                             ====                             ====

FINANCIAL STATISTICS
(dollars in thousands)

     The following unaudited schedules and statistics are presented for additional information and analysis.

RATE/VOLUME ANALYSIS
--------------------

                                                2001/2000                           2000/1999
                                     --------------------------------   ---------------------------------
                                     INCREASE (DECREASE)                Increase (Decrease)
                                      DUE TO CHANGE IN       TOTAL        Due to Change in       Total
                                     -------------------     OR NET     --------------------     or Net
                                     AVERAGE    AVERAGE     INCREASE    Average     Average     Increase
                                       RATE     BALANCE    (DECREASE)     Rate      Balance    (Decrease)
---------------------------------------------------------------------------------------------------------
Changes in interest earned on:
  Time deposits....................  $   (170)  $     (4)   $   (174)   $   274    $     67     $    341
  Securities:
     U.S. Treasury.................    (1,592)    (4,031)     (5,623)    (2,630)      1,570       (1,060)
     U.S. Government agencies and
       corporations................    (6,976)    10,997       4,021     (9,499)      5,251       (4,248)
     States and political
       subdivisions
       Tax-exempt..................      (581)     1,148         567        757         147          904
       Taxable.....................        (4)       (30)        (34)       (12)          9           (3)
     Other.........................      (793)      (240)     (1,033)      (185)        604          419
  Federal funds sold...............    (4,425)     5,704       1,279      3,031       1,229        4,260
  Loans............................   (67,058)    16,944     (50,114)    36,737      27,393       64,130
                                     --------------------------------------------------------------------
          Total....................   (81,599)    30,488     (51,111)    28,473      36,270       64,743
Changes in interest paid on:
  Savings, Interest-on-Checking....     2,773        (34)      2,739        (88)        301          213
  Money market deposits accounts...    33,688     (5,162)     28,526     (2,548)    (13,511)     (16,059)
  Time accounts and public funds...    12,504     (3,610)      8,894       (677)    (13,516)     (14,193)
  Federal funds purchased and
     securities sold under
     repurchase agreements.........     7,112     (1,277)      5,835     (1,959)     (3,430)      (5,389)
  Long-term notes payable and other
     borrowings....................       465     (1,650)     (1,185)    (3,444)        (94)      (3,538)
                                     --------------------------------------------------------------------
          Total....................    56,542    (11,733)     44,809     (8,716)    (30,250)     (38,966)
                                     --------------------------------------------------------------------
Changes in net interest income.....  $(25,057)  $ 18,755    $ (6,302)   $19,757    $  6,020     $ 25,777
                                     ====================================================================

The allocation of the rate/volume variance has been made on a pro-rata basis assuming absolute values. The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate.

LOAN MATURITY AND SENSITIVITY
-----------------------------

                                                               DECEMBER 31, 2001
                                                -----------------------------------------------
                                                  DUE IN     AFTER ONE,    AFTER
                                                 ONE YEAR    BUT WITHIN     FIVE
                                                 OR LESS     FIVE YEARS    YEARS       TOTAL
-----------------------------------------------------------------------------------------------
Real estate construction and land loans.......  $  307,180   $  173,469   $ 73,227   $  553,876
Other real estate loans.......................     141,549      471,546    660,238    1,273,333
All other loans...............................   1,113,024      951,654    194,398    2,259,076
                                                -----------------------------------------------
     Total....................................  $1,561,753   $1,596,669   $927,863   $4,086,285
                                                ===============================================
Loans with fixed interest rates...............  $  402,561   $  582,909   $604,067   $1,589,537
Loans with floating interest rates............   1,159,192    1,013,760    323,796    2,496,748
                                                -----------------------------------------------
  Total.......................................  $1,561,753   $1,596,669   $927,863   $4,086,285
                                                ===============================================

Due to the specific nature of the portfolios, loans secured by 1-4 family housing totaling $245 million, student loans totaling $103 million, certain commercial loans totaling $90 million and unearned income of $5 million are not included in the amounts in the table above.

MATURITY DISTRIBUTION AND SECURITIES PORTFOLIO YIELDS
-----------------------------------------------------

                                                            December 31, 2001
                          --------------------------------------------------------------------------------------
                                                                 Maturity
                          --------------------------------------------------------------------------------------
                             Within 1 Year          1-5 Years            5-10 Years           After 10 Years
                          -------------------   ------------------   -------------------   ---------------------
                                     Weighted             Weighted              Weighted                Weighted
                                     Average              Average               Average                 Average
(in thousands)             Amount     Yield     Amount     Yield      Amount     Yield       Amount      Yield
----------------------------------------------------------------------------------------------------------------
Held to maturity:
U.S. Government agencies
  and corporations......                                             $  6,300     8.47%    $   42,191     6.86%
States and political
  subdivisions..........  $    180     7.23%    $   740     7.46%       1,695     7.69
Other...................                            125     7.24
                          --------------------------------------------------------------------------------------
    Total securities
      held to
      maturity..........  $    180     7.23%    $   865     7.43%    $  7,995     8.31%    $   42,191     6.86%
                          ======================================================================================
Available for sale:
U.S. Treasury...........  $  9,237     1.94%    $ 5,125     4.75%
U.S. Government agencies
  and corporations......   105,744     5.65      14,540     6.68     $ 87,459     5.70%    $1,679,966     6.23%
States and political
  subdivisions..........     5,668     6.57      23,872     7.97       76,564     7.09         68,371     7.05
Other...................                                                                       28,701     4.51
                          --------------------------------------------------------------------------------------
    Total securities
      available for
      sale..............  $120,649     5.41%    $43,537     6.60%    $164,023     6.35%    $1,777,038     6.23%
                          ======================================================================================

                            December 31, 2001
                          ---------------------
                                Maturity
                          ---------------------
                          Total Carrying Amount
                          ---------------------
                                       Weighted
                                       Average
(in thousands)              Amount      Yield
------------------------  ---------------------
Held to maturity:
U.S. Government agencies
  and corporations......  $   48,491     7.07%
States and political
  subdivisions..........       2,615     7.60
Other...................         125     7.24
                          ---------------------
    Total securities
      held to
      maturity..........  $   51,231*    7.10%
                          =====================
Available for sale:
U.S. Treasury...........  $   14,362     2.94%
U.S. Government agencies
  and corporations......   1,887,709     6.18
States and political
  subdivisions..........     174,475     7.18
Other...................      28,701     4.51
                          ---------------------
    Total securities
      available for
      sale..............  $2,105,247*    6.21%
                          =====================

Weighted average yields have been computed on a fully taxable-equivalent basis assuming a tax rate of 35%.

* Included in the totals are mortgage-backed securities and collateralized mortgage obligations of $1.8 billion which are included in maturity categories based on their stated maturity date.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------
(Unaudited)

                                                   THREE MONTHS ENDED 2001                     Three Months Ended 2000
                                          -----------------------------------------   -----------------------------------------
(in thousands, except per share amounts)   MAR 31    JUNE 30    SEPT 30     DEC 31     Mar 31    June 30    Sept 30     Dec 31
-------------------------------------------------------------------------------------------------------------------------------
Interest income.....................      $127,176   $117,658   $113,067   $103,075   $118,759   $126,888   $131,492   $135,192
Interest expense....................        46,557     38,460     33,827     25,915     41,207     46,906     49,528     51,927
Net interest income.................        80,619     79,198     79,240     77,160     77,552     79,982     81,964     83,265
Provision for possible loan losses...       15,031      1,000     20,000      4,000      2,682      2,867      3,436      5,118
Gain(loss) on securities transactions...        10        (12)        80                    (8)                    2         10
Non-interest income*................        46,758     48,473     48,799     48,861     39,617     42,874     42,407     45,967
Non-interest expense................        82,601     83,767     83,273    102,965     76,073     77,756     78,473     80,978
Income before income taxes and
  cumulative effect of accounting
  change............................        29,745     42,904     24,766     19,056     38,414     42,233     42,462     43,136
Income taxes........................        10,215     14,243      8,116      5,991     13,258     14,603     14,704     14,863
Income before cumulative effect of
  accounting change.................        19,530     28,661     16,650     13,065     25,156     27,630     27,758     28,273
Cumulative effect of accounting
  change............................         3,010
Net income..........................        22,540     28,661     16,650     13,065     25,156     27,630     27,758     28,273
Net income per diluted common share...         .42        .54        .31        .25        .47        .52        .52        .53

* Includes gain (loss) on securities transactions.

CULLEN/FROST BANKERS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

BANK SUBSIDIARY
(in thousands)
--------------------------------------------------------------------------------

                                                                       DECEMBER 31, 2001
                                                              ------------------------------------
                                                                TOTAL        TOTAL        TOTAL
                                                                ASSETS       LOANS       DEPOSITS
                                                              ------------------------------------
Frost National Bank.........................................  $8,359,416   $4,518,608   $7,095,429
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
       ------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

     The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2002.

     The additional information regarding executive officers called for by Item 10 is included in Part I, Item 1 of this document under the heading "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     The information called for by Item 11 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     The information called for by Item 12 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     The information called for by Item 13 is incorporated herein by reference to Cullen/Frost's Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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

        EXHIBIT
         NUMBER
        -------
            3.1          -- Restated Articles of Incorporation, of Cullen/Frost
                            Bankers, Inc.(11)
            3.2          -- Amended By-Laws of Cullen/Frost Bankers, Inc.(7)
            4.1          -- Shareholder Protection Rights Agreement dated as of
                            February 1, 1999 between Cullen/Frost Bankers, Inc. and
                            The Frost National Bank, as Rights Agent(10)
           10.1          -- Restoration of Retirement Income Plan for Participants in
                            the Retirement Plan for Employees of Cullen/Frost
                            Bankers, Inc. and its Affiliates (as amended and
                            restated)(9)*
           10.2          -- 1983 Non-qualified Stock Option Plan, as amended(1)
           10.3          -- 1988 Non-qualified Stock Option Plan(2)
           10.4          -- The 401(k) Stock Purchase Plan for Employees of
                            Cullen/Frost Bankers, Inc. and its Affiliates(3)*
           10.5          -- 1991 Thrift Incentive Stock Purchase Plan for Employees
                            of Cullen/Frost Bankers, Inc. and its Affiliates(4)*
           10.6          -- Cullen/Frost Bankers, Inc. Restricted Stock Plan(5)*
           10.7          -- Cullen/Frost Bankers, Inc. Supplemental Executive
                            Retirement Plan(6)*
           10.8          -- Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan(8)
           10.9          -- Cullen/Frost Bankers, Inc. 1992 Stock Plan, as
                            amended(12)
           10.10         -- Change-In-Control Agreements with 3 Executive
                            Officers(11)*
           10.11         -- Cullen/Frost Bankers, Inc. 2001 Stock Plan(12)
           19.1          -- Annual Report on Form 11-K for the Year Ended December
                            31, 2001, for the 1991 Thrift Incentive Stock Purchase
                            Plan (filed pursuant to Rule 15d-21 of the Securities and
                            Exchange Act of 1934)(13)
           19.2          -- Annual Report on Form 11-K for the Year Ended December
                            31, 2001, for the 401(k) Stock Purchase Plan (filed
                            pursuant to Rule 15d-21 of the Securities and Exchange
                            Act of 1934)(13)
           21            -- Subsidiaries of Cullen/Frost Bankers, Inc.
           23            -- Consent of Independent Auditors
           24            -- Power of Attorney

       * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

     (b) Reports on Form 8-K -- No such reports were filed during the quarter ended December 31, 2001.

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

     (11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 2000 (File No. 0-7275)

     (12) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 4, 2001 (File No. 33-68928)

     (13) To be filed as an amendment.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 29, 2002                        CULLEN/FROST BANKERS, INC.
                                            (Registrant)

                                            By:    /s/ PHILLIP D. GREEN

                                              ----------------------------------
                                                       PHILLIP D. GREEN
                                              GROUP EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 29, 2002.

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




                 R. DENNY ALEXANDER*                               Director
-----------------------------------------------------
                 R. DENNY ALEXANDER




                   CARLOS ALVAREZ*                                 Director
-----------------------------------------------------
                   CARLOS ALVAREZ




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




                 ROYCE S. CALDWELL*                                Director
-----------------------------------------------------
                  ROYCE S. CALDWELL




                   BOB W. COLEMAN*                                 Director
-----------------------------------------------------
                   BOB W. COLEMAN




                  HARRY H. CULLEN*                                 Director
-----------------------------------------------------
                   HARRY H. CULLEN




               EUGENE H. DAWSON, SR.*                              Director
-----------------------------------------------------
                EUGENE H. DAWSON, SR.




                 RUBEN M. ESCOBEDO*                                Director
-----------------------------------------------------
                  RUBEN M. ESCOBEDO

                     SIGNATURES                                      TITLE                   DATE
                     ----------                                      -----                   ----




                  PATRICK B. FROST*                                Director
-----------------------------------------------------
                  PATRICK B. FROST




                   JOE R. FULTON*                                  Director
-----------------------------------------------------
                    JOE R. FULTON




                PRESTON M. GEREN III*                              Director
-----------------------------------------------------
                PRESTON M. GEREN III




                   JAMES L. HAYNE*                                 Director
-----------------------------------------------------
                   JAMES L. HAYNE




                 KAREN E. JENNINGS*                                Director
-----------------------------------------------------
                  KAREN E. JENNINGS




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




                 ROBERT S. MCCLANE*                                Director
-----------------------------------------------------
                  ROBERT S. MCCLANE




                 IDA CLEMENT STEEN*                                Director
-----------------------------------------------------
                  IDA CLEMENT STEEN




                HORACE WILKINS, JR.*                               Director
-----------------------------------------------------
                 HORACE WILKINS, JR.




                MARY BETH WILLIAMSON*                              Director
-----------------------------------------------------
                MARY BETH WILLIAMSON

*By: /s/ PHILLIP D. GREEN                                    Group Executive Vice       March 29, 2002
                                                         President and Chief Financial
-----------------------------------------------------               Officer
     PHILLIP D. GREEN
     (AS ATTORNEY-IN-FACT FOR
     THE PERSONS INDICATED)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
        -------
            3.1          -- Restated Articles of Incorporation, of Cullen/Frost
                            Bankers, Inc.(11)
            3.2          -- Amended By-Laws of Cullen/Frost Bankers, Inc.(7)
            4.1          -- Shareholder Protection Rights Agreement dated as of
                            February 1, 1999 between Cullen/Frost Bankers, Inc. and
                            The Frost National Bank, as Rights Agent(10)
           10.1          -- Restoration of Retirement Income Plan for Participants in
                            the Retirement Plan for Employees of Cullen/Frost
                            Bankers, Inc. and its Affiliates (as amended and
                            restated)(9)*
           10.2          -- 1983 Non-qualified Stock Option Plan, as amended(1)
           10.3          -- 1988 Non-qualified Stock Option Plan(2)
           10.4          -- The 401(k) Stock Purchase Plan for employees of
                            Cullen/Frost Bankers, Inc. and its Affiliates(3)*
           10.5          -- 1991 Thrift Incentive Stock Purchase Plan for Employees
                            of Cullen/Frost Bankers, Inc. and its Affiliates(4)*
           10.6          -- Cullen/Frost Bankers, Inc. Restricted Stock Plan(5)*
           10.7          -- Cullen/Frost Bankers, Inc. Supplemental Executive
                            Retirement Plan(6)*
           10.8          -- Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan(8)
           10.9          -- Cullen/Frost Bankers, Inc. 1992 Stock Plan, as
                            amended(12)
           10.10         -- Change-In-Control Agreements with 3 Executive
                            Officers(11)*
           10.11         -- Cullen/Frost Bankers, Inc. 2001 Stock Plan(12)
           19.1          -- Annual Report on Form 11-K for the Year Ended December
                            31, 2001, for the 1991 Thrift Incentive Stock Purchase
                            Plan (filed pursuant to Rule 15d-21 of the Securities and
                            Exchange Act of 1934)(13)
           19.2          -- Annual Report on Form 11-K for the Year Ended December
                            31, 2001, for the 401(k) Stock Purchase Plan (filed
                            pursuant to Rule 15d-21 of the Securities and Exchange
                            Act of 1934)(13)
           21            -- Subsidiaries of Cullen/Frost Bankers, Inc.
           23            -- Consent of Independent Auditors
           24            -- Power of Attorney

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

     (11) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 2000 (File No. 0-7275)

     (12) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 4, 2001 (File No. 33-68928)

     (13) To be filed as an amendment.