Form 10-Q
period 2002-03-31
CULLEN FROST BANKERS INC
filed 2002-04-24
CIK 39263

                        Securities and Exchange Commission
                              Washington, D.C. 20549




                                    Form 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



    For Quarter Ended March 31, 2002     Commission file number 0-7275


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 18, 2002, there were 51,204,891 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

Consolidated Statements of Income
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                                Three Months Ended
                                                                      March 31
                                                               --------------------
                                                                 2002         2001
                                                               -------      -------
INTEREST INCOME
 Loans, including fees                                         $66,602      $98,603
 Securities:
    Taxable                                                     28,304       24,323
    Tax-exempt                                                   1,981        1,890
                                                               -------      -------
      Total Securities                                          30,285       26,213
 Time deposits                                                      50          116
 Federal funds sold and securities purchased under
   repurchase agreements                                           476        2,244
                                                               -------      -------
      Total Interest Income                                     97,413      127,176
INTEREST EXPENSE
 Deposits                                                       15,311       39,540
 Federal funds purchased and securities
   sold under repurchase agreements                              1,187        4,362
 Guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable
  interest debentures                                            2,119        2,119
 Subordinated notes payable and other borrowings                 1,883          536
                                                               -------      -------
      Total Interest Expense                                    20,500       46,557
                                                               -------      -------
      Net Interest Income                                       76,913       80,619
Provision for possible loan losses                               6,800       15,031
                                                               -------      -------
      Net Interest Income After Provision
       For Possible Loan Losses                                 70,113       65,588
NON-INTEREST INCOME
 Trust fees                                                     12,115       12,006
 Service charges on deposit accounts                            18,407       16,500
 Insurance commissions                                           5,606        3,895
 Other service charges, collection and
    exchange charges, commissions and fees                       6,045        5,934
 Net gain on securities transactions                                             10
 Other                                                           8,620        8,413
                                                               -------      -------
      Total Non-Interest Income                                 50,793       46,758
NON-INTEREST EXPENSE
 Salaries and wages                                             36,140       35,610
 Employee benefits                                               8,926        8,911
 Net occupancy                                                   7,413        7,203
 Furniture and equipment                                         5,824        6,012
 Intangible amortization                                         1,877        3,880
 Other                                                          20,059       20,985
                                                               -------      -------
     Total Non-Interest Expense                                 80,239       82,601
                                                               -------      -------
     Income Before Income Taxes and
       Cumulative Effect of Accounting Change                   40,667       29,745
Income taxes                                                    12,950       10,215
                                                               -------      -------
Income before cumulative effect of accounting change            27,717       19,530
Cumulative effect of change in accounting for derivatives,
     net of tax                                                               3,010
                                                               -------      -------
     Net Income                                                $27,717      $22,540
                                                               =======      =======
Basic per share:
  Income before cumulative effect of
    accounting change                                          $   .54      $   .38
  Cumulative effect of change in accounting,
    net of taxes                                                                .06
                                                               -------      -------
     Net Income                                                $   .54      $   .44
                                                               =======      =======
Diluted per share:
  Income before cumulative effect of
    accounting change                                          $   .52      $   .36
  Cumulative effect of change in accounting,
    net of taxes                                                                .06
                                                               -------      -------
     Net Income                                                $   .52      $   .42
                                                               =======      =======

Dividends per common share                                     $  .215      $  .195


See notes to consolidated financial statements.


Consolidated Balance Sheets
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)

                                                       March 31    December 31    March 31
                                                         2002          2001         2001
                                                      ----------   -----------   ----------
Assets
Cash and due from banks                               $  846,975    $  994,622   $  881,280
Time deposits                                             14,305         6,530        5,028
Securities held to maturity                               46,631        51,231       67,419
Securities available for sale                          2,020,110     2,105,247    1,634,643
Trading account securities                                   646           118          863
Federal funds sold and securities purchased
  under resale agreements                                107,150       129,550      243,075
Loans, net of unearned discount of $6,288 at
  March 31, 2002; $5,005 at December 31, 2001
  and $6,945 at March 31, 2001                         4,559,092     4,518,608    4,586,733
    Less: Allowance for possible loan losses             (77,300)      (72,881)     (64,065)
                                                      ----------    ----------   ----------
      Net loans                                        4,481,792     4,445,727    4,522,668
Premises and equipment                                   144,856       148,871      150,306
Accrued interest and other assets                        409,294       487,688      314,640
                                                      ----------    ----------   ----------
      Total Assets                                    $8,071,759    $8,369,584   $7,819,922
                                                      ==========    ==========   ==========
Liabilities
Demand deposits (non-interest bearing):
  Commercial and individual                           $1,802,284    $2,317,926   $1,925,730
  Correspondent banks                                    521,389       298,055      229,187
  Public funds                                            53,023        53,848       29,336
                                                      ----------    ----------   ----------
     Total demand deposits                             2,376,696     2,669,829    2,184,253
Time deposits (interest bearing):
  Savings and Interest-on-Checking                     1,042,347     1,063,923      990,597
  Money market deposit accounts                        1,846,255     1,804,796    1,830,254
  Time accounts                                        1,168,964     1,202,246    1,278,564
  Public funds                                           339,604       357,213      306,075
                                                      ----------    ----------   ----------
     Total time deposits                               4,397,170     4,428,178    4,405,490
                                                      ----------    ----------   ----------
     Total deposits                                    6,773,866     7,098,007    6,589,743
Federal funds purchased and securities
  sold under repurchase agreements                       317,849       305,384      400,358
Accrued interest and other liabilities                   125,132       120,499      135,286
Subordinated notes payable and other notes payable       152,043       152,152        3,486
Guaranteed preferred beneficial interest in the
  Corporation's junior subordinated deferrable
  interest debentures, net                                98,636        98,623       98,582
                                                      ----------    ----------   ----------
     Total Liabilities                                 7,467,526     7,774,665    7,227,455
Shareholders' Equity
Common stock, par value $.01 per share                       536           536          536
  Shares authorized:90,000,000
  Shares issued: 53,561,616
Surplus                                                  193,376       191,856      189,849
Retained earnings                                        493,915       478,432      456,822
Accumulated other comprehensive (loss) income,
  net of tax                                             (13,680)      (14,005)       1,961
Treasury stock (2,373,125; 2,206,381; 2,010,170 shares)  (69,914)      (61,900)     (56,701)
                                                      ----------    ----------   ----------
     Total Shareholders' Equity                          604,233       594,919      592,467
                                                      ----------    ----------   ----------
     Total Liabilities and
       Shareholders' Equity                           $8,071,759    $8,369,584   $7,819,922
                                                      ==========    ==========   ==========


See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)


                                                                 Accumulated
                                                                    Other
                                                                Comprehensive
                                    Common            Retained  Income/(Loss)  Treasury
                                    Stock   Surplus   Earnings    net of tax    Stock      Total
                                    ------  --------  --------  -------------  --------   --------
Balance at January 1, 2001           $536   $187,673  $448,006    $ (4,023)    $(59,166)  $573,026
  Net Income for the twelve months
    ended December 31, 2001                             80,916                              80,916
  Unrealized loss on securities
    available for sale of $4,672,
    net of tax and reclassification
    adjustment for after-tax gains
    included in net income of $51                                   (4,723)                 (4,723)
  Additional minimum pension
    liability, net of tax                                           (5,259)                 (5,259)
                                                                                          --------
       Total comprehensive income                                                           70,934
                                                                                          --------
  Transactions from employee stock
    purchase plan and options                           (6,234)                   5,193     (1,041)
  Tax benefit related to exercise
    of stock options                           3,475                                         3,475
  Purchase of treasury stock                                                    (10,424)   (10,424)
  Issuance of restricted stock                   708                              2,497      3,205
  Restricted stock plan deferred
    compensation, net                                     (960)                               (960)
  Cash dividend                                        (43,296)                            (43,296)
                                     ----   --------  --------    --------     --------   --------
Balance at December 31, 2001          536    191,856   478,432     (14,005)     (61,900)   594,919
  Net Income for the three
    months ended March 31, 2002                         27,717                              27,717
  Unrealized gain on securities
    available for sale, net of tax                                     325                     325
                                                                                          --------
       Total comprehensive income                                                           28,042
                                                                                          --------
  Transactions from employee stock
    purchase plan and options                           (1,604)                   4,947      3,343
  Tax benefit related to exercise
    of stock options                           1,447                                         1,447
  Purchase of treasury stock                                                    (13,113)   (13,113)
  Issuance of restricted stock                    73                                152        225
  Restricted stock plan deferred
    compensation, net                                      364                                 364
  Cash dividend                                        (10,994)                            (10,994)
                                     ----   --------  --------    --------     --------   --------
Balance at March 31, 2002            $536   $193,376  $493,915    $(13,680)    $(69,914)  $604,233
                                     ====   ========  ========    ========     ========   ========

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands)
                                                                    Three Months Ended
                                                                         March 31
                                                                  ----------------------
                                                                     2002        2001
                                                                  ----------  ----------
Operating Activities
Net income                                                        $   27,717  $   22,540
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for possible loan losses                                 6,800      15,031
    Credit for deferred taxes                                           (467)       (662)
    Accretion of discounts on loans                                   (1,297)       (408)
    Accretion of securities' discounts                                  (489)     (1,558)
    Amortization of securities' premiums                               1,177         341
    (Increase) decrease in trading account securities                   (528)      1,608
    Net realized gain on securities transactions                                     (10)
    Net loss (gain) on sale of assets                                     78      (1,206)
    Depreciation and amortization                                      6,911       9,032
    Increase (decrease) in interest receivable                         2,795      (1,560)
    Decrease in interest payable                                      (6,766)     (2,178)
    Originations of loans held-for-sale                              (21,019)    (20,426)
    Proceeds from sales of loans held-for-sale                        10,801      11,877
    Tax benefit from exercise of employee stock options                1,447       2,106
    Net change in other assets and liabilities                        85,133      22,753
                                                                  ----------  ----------
      Net cash provided by operating activities                      112,293      57,280

Investing Activities
Proceeds from maturities of securities held to maturity                4,588       3,715
Proceeds from sales of securities available for sale                              74,843
Proceeds from maturities of securities available for sale            169,364      76,391
Purchases of securities available for sale                           (84,402)   (180,566)
Net increase in loan portfolio                                       (31,122)    (57,026)
Net increase in premises and equipment                                (1,053)     (4,538)
Proceeds from sales of repossessed properties                            275         662
                                                                  ----------  ----------
  Net cash provided (used) by investing activities                    57,650     (86,519)
Financing Activities
Net (decrease) increase in demand deposits,
  IOC accounts, and savings accounts                                (290,859)     86,778
Net (decrease) increase in certificates of deposits                  (33,282)      3,275
Net increase in short-term borrowings                                 12,465      37,247
Proceeds from employee stock purchase plan and options                 3,568       2,290
Purchase of treasury stock                                           (13,113)
Dividends paid                                                       (10,994)    (10,051)
                                                                  ----------  ----------
     Net cash (used) provided by financing activities               (332,215)    119,539
                                                                  ----------  ----------
     (Decrease) increase in cash and cash equivalents               (162,272)     90,300
Cash and cash equivalents at beginning of year                     1,130,702   1,039,083
                                                                  ----------  ----------
     Cash and cash equivalents at the end of the period           $  968,430  $1,129,383
                                                                  ==========  ==========

Supplemental information:
  Interest Paid                                                   $   27,266  $   44,374

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Cullen/Frost Bankers, Inc. and Subsidiaries
(tables in thousands)


Note A - Basis of Presentation

     The consolidated financial statements include the accounts of Cullen/Frost Bankers, Inc. ("Cullen/Frost" or the "Corporation") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in Cullen/Frost's Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to make prior periods comparable.


Note B - Allowance for Possible Loan Losses

     An analysis of the transactions in the allowance for possible loan losses is presented below. The amount maintained in the allowance for loan losses reflects management's continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.

                                                   Three Months Ended
                                                         March 31
                                                   -------------------
(in thousands)                                        2002       2001
----------------------------------------------------------------------
Balance at beginning of the period                  $72,881    $63,265
Provision for possible loan losses                    6,800     15,031
Net charge-offs:
  Losses charged to the allowance                    (3,726)   (14,976)
  Recoveries                                          1,345        745
                                                    -------    -------
    Net charge-offs                                  (2,381)   (14,231)
                                                    -------    -------
Balance at the end of the period                    $77,300    $64,065
                                                    =======    =======


Note C - Impaired Loans

     A loan within the scope of Statement of Financial Accounting Standard ("SFAS") No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are on non-accrual status and included in non-performing assets. At March 31, 2002, the majority of the impaired loans were commercial loans and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Subsequent to classification as an impaired loan, there was no interest income recognized on these loans for the first three months of 2002 and 2001. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.
     The average recorded investment in impaired loans was $31.5 million and $13.8 million for the three months ended March 31, 2002 and 2001 respectively. The following is a summary of loans considered to be impaired:

                                                             March 31
                                                       -------------------
(in thousands)                                           2002        2001
--------------------------------------------------------------------------
Impaired loans with no allocated allowance             $12,006     $ 1,682
Impaired loans with an allocated allowance              21,348      14,015
                                                       -------     -------
Total recorded investment in impaired loans            $33,354     $15,697
                                                       =======     =======
Allocated allowance                                    $ 7,068     $ 6,009


Note D - Common Stock and Earnings Per Common Share

     A reconciliation of earnings per share follows:

                                                Three Months Ended
                                                      March 31
                                               --------------------
(in thousands, except per share amounts)        2002         2001
-------------------------------------------------------------------
Numerators for both basic and diluted
  earnings per share, net income               $27,717      $22,540
                                               =======      =======
Denominators:
Denominators for basic earnings per share,
  average outstanding common shares             51,253       51,518
Dilutive effect of stock options based on the
  average price for the period                   1,992        2,244
                                               -------      -------
Denominator for diluted earnings per share      53,245       53,762
                                               =======      =======

Earnings per share:
Basic                                          $   .54      $   .44
Diluted                                            .52          .42


Note E - Capital

     At March 31, 2002 and 2001, Cullen/Frost's subsidiary bank was considered "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, the highest regulatory rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a Tier 1 risk-based capital ratio of 6.0 percent or greater, a total risk-based capital ratio of 10.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to regulatory actions such as an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have lowered the Corporation's regulatory capital rating since March 31, 2002.
     Cullen/Frost's Tier 1 Capital consists of shareholders' equity before unrealized gains and losses related to securities available for sale plus $100 million of 8.42 percent Trust

Preferred Securities, less intangible assets. Total Capital is comprised of Tier 1 Capital plus $150 million of 6.875 percent subordinated bank notes and the permissible portion of the allowance for possible loan losses. Risk-adjusted assets are calculated based on regulatory requirements and include total assets and certain off balance sheet items (primarily loan commitments), less intangible assets.
     The Tier 1 and Total Capital ratios are calculated by dividing the respective capital amounts by the risk-adjusted assets. The leverage ratio is calculated by dividing Tier 1 Capital by average total assets (excluding intangible assets) for the period.
     Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions if the Corporation fails to meet the minimum requirements, which could have a direct material effect on the Corporation's financial statements.
     The table below reflects various measures of regulatory capital at March 31, 2002 and 2001 for Cullen/Frost.


                                                  March 31, 2002           March 31, 2001
                                                -------------------      -------------------
(in thousands)                                   Amount      Ratio        Amount      Ratio
--------------------------------------------------------------------------------------------
Risk-Based
     Tier 1 Capital                           $  593,775     10.54%    $  566,133     10.30%
     Well capitalized requirement                338,151      6.00        329,886      6.00

     Total Capital                            $  813,044     14.43%    $  630,198     11.46%
     Well capitalized requirement                563,586     10.00        549,810     10.00

     Risk-adjusted assets, net of goodwill    $5,635,858               $5,498,104

Leverage ratio                                                7.90%                    7.73%
Well capitalized requirement                                  5.00                     5.00

Average equity as a percentage of average assets              7.57                     7.92

Note F - Income Taxes

     The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the quarters ended March 31, 2002 and 2001:

                                                       Three Months Ended
                                                            March 31
                                                      --------------------
(in thousands)                                         2002         2001
--------------------------------------------------------------------------
Current income tax expense                            $13,417      $10,877
Deferred income tax benefit                              (467)        (662)
                                                      -------      -------
Income tax expense as reported                        $12,950      $10,215
                                                      =======      =======
Current income tax expense related to the cumulative
 effect of change in accounting for derivatives                    $ 1,620

Income tax payments                                   $    --      $    --

Net deferred tax assets at March 31, 2002 were $33.2 million with no valuation allowance necessary because they were supported by recoverable taxes paid in prior years.

Note G - Acquisitions

     Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, may take place, and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.
     On March 6, 2002, Frost Bank signed a definitive agreement to acquire the location and certain deposits of the Harlingen branch of JPMorgan Chase Bank. This acquisition allows the Corporation to expand its presence in the Rio Grande Valley, which began when it acquired Valley Bancshares and its bank in McAllen, Valley National Bank in 1995. A second McAllen location was opened in 1997.
     Frost Bank will assume approximately $20 million in deposits associated with its acquisition of the Harlingen branch. Completion of the acquisition is expected to occur during the second quarter of 2002 following regulatory approval, at which time the Harlingen location will become a Frost Bank financial center. This transaction is not expected to have a material impact on Cullen/Frost's 2002 results of operations.
     On August 1, 2001, Frost Insurance Agency ("FIA"), a subsidiary of The Frost National Bank, completed its acquisition of AIS Insurance & Risk Management ("AIS"), an independent insurance agency based in Fort Worth. AIS offered a broad range of commercial insurance for small to mid-size businesses, including property and casualty, employee benefits (health, life and retirement plans), business succession planning and risk management services. This acquisition was accounted for as a purchase transaction and did not have a material impact on Cullen/Frost's 2001 results of operations.

Note H - Accounting for SFAS No. 133

     On January 1, 2001, Cullen/Frost adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and at that time, designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value.
     Cullen/Frost enters into derivative contracts to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivative contracts are carried on the balance sheet at fair value in other assets and other liabilities. Derivatives used for hedging purposes at March 31, 2002 consisted entirely of interest rate swaps used to hedge changes in the fair value of assets and liabilities due to changes in interest rates. As a result of changes in interest rates, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the fair value of the derivative instruments that are associated with the hedged assets and liabilities. When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

Note I - Accounting Changes

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141, which replaces APB Opinion No. 16, eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. In addition, it establishes criteria for recognition of indefinite lived intangible assets separately from goodwill. SFAS No. 141 is effective for purchase-accounting business combinations completed after June 30, 2001. SFAS No. 141 will impact future acquisitions by the Corporation, but had no impact on 2001 results of operations, financial position or liquidity.
     With the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead they are reviewed for impairment at least annually or when certain indicators are encountered to determine if they should be written down with a charge to earnings. At March 31, 2002 the Corporation did not have indefinite lived intangible assets other than goodwill. Intangible assets, such as core deposit intangibles, with a determinable useful life will continue to be amortized over their respective useful lives. The Corporation has adopted SFAS No. 142 effective on January 1, 2002. The non-amortization provisions were effective immediately for goodwill and intangible assets acquired after June 30, 2001 and prior to the adoption. Application of the non-amortization provisions of SFAS No. 142 is expected to result in additional net income of approximately $6.9 million or approximately $.13 per diluted common share in 2002. SFAS No. 142 requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the first six months after adoption. The impairment test involves identifying separate reporting units based on the reporting structure of the Corporation, then assigning all assets and liabilities, including goodwill, to these units. Goodwill is assigned based on the reporting unit benefiting from the factors that gave rise to the goodwill. Each reporting unit is then tested for goodwill impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Any impairment loss determined with this transitional test would be reported as a change in accounting principle. The Corporation has completed a preliminary transitional impairment test of goodwill and based on current information does not expect to record an impairment loss as a result of this test.
     The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion, in 2001, of goodwill amortization, net of tax:

                                                           Three Months Ended
                                                                 March 31
                                                          --------------------
                                                            2002         2001
                                                          -------      -------
Net Income:
Net income, as reported                                   $27,717      $22,540
Goodwill amortization, net of tax                                        1,840
                                                          -------      -------
     Adjusted Net Income                                  $27,717      $24,380
                                                          =======      =======
Basic per share:
  Net income, as reported                                 $   .54      $   .44
  Goodwill amortization, net of tax                                        .03
                                                          -------      -------
     Adjusted Net Income                                  $   .54      $   .47
                                                          =======      =======
Diluted per share:
  Net income, as reported                                 $   .52      $   .42
  Goodwill amortization, net of tax                                        .03
                                                          -------      -------
     Adjusted Net Income                                  $   .52      $   .45
                                                          =======      =======

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", as well as the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. The Statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001 and did not have a material effect on the Corporation's first quarter 2002 results of operations, financial position or liquidity.


Note J - Operating Segments

     The Corporation has three reportable operating segments: Banking, the Financial Management Group and Frost Securities Inc. These business units were identified through the products and services that are offered within each unit. Banking includes both commercial and consumer banking services. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. The Financial Management Group includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management, insurance, and brokerage services. Frost Securities Inc. is a full-service investment bank offering financial advisory services, mergers and acquisitions support, equity research, and institutional equity sales and trading. The firm provides institutional investors with in-depth research coverage in energy and communications technology.
     The accounting policies of each reportable segment are the same as those of the Corporation except for the following items, which impact the Banking and Financial Management Group segments. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead-type expenses such as executive administration, accounting and internal audit are allocated based on the direct expense level of the operating segment. Prior period amounts have been reclassified to conform to the current year's presentation.



                                                                   Financial
                                                                   Management     Frost                Consolidated
(in thousands)                                          Banking      Group      Securities  Non-Banks      Total
-------------------------------------------------------------------------------------------------------------------
March 31, 2002
Revenues from (expenses to) external customers        $111,138      $16,045      $ 2,587    $(2,064)       $127,706
                                                      -------------------------------------------------------------
Net income (loss)                                     $ 28,023      $ 3,181      $  (915)   $(2,572)       $ 27,717
                                                      =============================================================


-------------------------------------------------------------------------------------------------------------------
March 31, 2001
Revenues from (expenses to) external customers        $110,718      $16,460      $ 2,403    $(2,204)       $127,377
                                                      -------------------------------------------------------------
Net income (loss)                                     $ 22,687      $ 2,892      $(1,055)   $(1,984)       $ 22,540
                                                      =============================================================


Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

Forward-Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), even though they are not specifically identified as such. In addition, certain statements in future filings by Cullen/Frost with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact will constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on Cullen/Frost and its customers; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) political instability; (v) acts of war or terrorism; (vi) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (vii) changes in consumer spending, borrowings and savings habits; (viii) technological changes; (ix) acquisitions and integration of acquired businesses; (x) the ability to increase market share and control expenses; (xi) changes in the competitive environment among financial holding companies; (xii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Cullen/Frost and its subsidiaries must comply; (xiii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiv) changes in the Corporation's organization, compensation and benefit plans; (xv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xvi) costs or difficulties related to the integration of the businesses of Cullen/Frost being greater than expected; and (xvii) the Corporation's success at managing the risks involved in the foregoing.
     Such forward-looking statements speak only as of the date on which such statements are made. Cullen/Frost undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Results of Operations
     The results of operations are included in the material that follows. All balance sheet amounts are presented in averages unless otherwise indicated. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable assuming a 35 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields. Dollar amounts in tables are stated in thousands, except for per share amounts.
     Cullen/Frost reported net income of $27.7 million or $.52 per diluted common share for the quarter ended March 31, 2002 compared to $13.1 million or $.25 per diluted common share and $22.5 million or $.42 per diluted common share for the fourth and first quarters of 2001, respectively. Earnings per diluted common share would have been $.28 and $.45 for the fourth and first quarters of 2001, respectively, if SFAS No. 142 (see Note I "Accounting Changes") had been in effect. Earnings in the fourth and first quarters of last year were also affected by the factors described in the following paragraphs.
     Net income for the fourth quarter 2001 included $19.9 million in pre-tax restructuring charges associated with an early retirement program, a two percent reduction in workforce and the freezing of the Corporation's defined benefit plan that was replaced by a deferred profit sharing plan. Excluding these restructuring charges, fourth quarter operating earnings were $26.0 million or $.49 per diluted common share.
     First quarter earnings a year ago included a provision for possible loan losses of $15 million, of which $13 million was related to a single shared national credit that was placed on non-accrual status at the end of February 2001. Partially offsetting this impact on first quarter 2001 results was a pre-tax gain of $5.7 million related to the sale of interest rate floors which had been purchased to hedge interest rate exposure in an environment of falling interest rates. Of the gain, $1.1 million was included in other non-interest income, with the remainder included, net of tax, as the cumulative effect of adopting SFAS No. 133, which went into effect January 1, 2001. Excluding the after-tax net impact of the additional provision and the gain on the sale of the interest rate floors, earnings per diluted common share for the first quarter of 2001 would have been $.51.
     Returns on average equity and average assets were 18.36 percent and 1.39 percent, respectively, for the first quarter of 2002 compared to return on average equity and average assets of 15.48 percent and 1.23 percent, respectively, for the first quarter of 2001.


                                                     Summary of Operations
                                             -------------------------------------
                                                      Three Months Ended
                                             -------------------------------------
                                                2002                2001
                                              --------     -----------------------
                                              March 31     December 31    March 31
----------------------------------------------------------------------------------
Taxable-equivalent net interest income        $78,126       $78,359       $81,809
Taxable-equivalent adjustment                   1,213         1,199         1,190
                                              -------       -------       -------
Net interest income                            76,913        77,160        80,619
Provision for possible loan losses              6,800         4,000        15,031
Non-Interest income:
  Net gain on securities transactions                                          10
  Other                                        50,793        48,861        46,748
                                              -------       -------       -------
    Total non-interest income                  50,793        48,861        46,758
Non-Interest expense:
  Intangible amortization                       1,877         3,763         3,880
  Restructuring charges                                      19,865
  Other                                        78,362        79,337        78,721
                                              -------       -------       -------
    Total non-interest expense                 80,239       102,965        82,601
                                              -------       -------       -------
Income before income taxes and
  cumulative effect of accounting change       40,667        19,056        29,745
Income Taxes                                   12,950         5,991        10,215
                                              -------       -------       -------
Income before cumulative effect
  of accounting change                         27,717        13,065        19,530
Cumulative effect of change
  in accounting for derivatives, net of tax                                 3,010
                                              -------       -------       -------
Net Income                                    $27,717       $13,065       $22,540
                                              =======       =======       =======

Net income per diluted common share:          $   .52       $   .25       $   .42

Return on Average Assets                         1.39%          .63%         1.23%
Return on Average Equity                        18.36          8.18         15.48


Net Interest Income
     Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income. Net interest income on a taxable-equivalent basis for the first quarter of 2002 was $78.1 million, flat with $78.4 million recorded for the fourth quarter of 2001 and down from $81.8 million recorded for the first quarter of 2001.

                                Change in Taxable-Equivalent
                                    Net Interest Income
                            ------------------------------------
                             First Quarter         First Quarter
                                 2002                  2002
                                  vs.                   vs.
                             First Quarter        Fourth Quarter
                                 2001                  2001
                            ------------------------------------
                                Amount                Amount
----------------------------------------------------------------
Due to volume                  $ 5,417                 $ 1,404
Due to interest rate spread     (9,100)                 (1,637)
                                ------                 -------
                               $(3,683)                $  (233)
                                ======                 =======

     Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. Net interest margin was
4.68 percent for the first quarter of 2002 compared to 4.60 percent and 5.18 percent for the fourth and first quarters of 2001, respectively. The decrease in net interest income and net interest margin from the first quarter of 2001 reflects the impact of sharply reduced interest rates on the Corporation's asset-sensitive balance sheet (the company's earning assets have repriced to a greater degree than its interest-bearing liabilities). The federal funds rate declined eight times during the last 12 months, resulting in an average federal funds rate of 1.75 percent for the first quarter of 2002 and 2.28 percent for the fourth quarter of 2001, compared with 5.63 percent for the first quarter of 2001. The 5.7 percent growth in average earning assets partially offset the negative impact of the rate decline.
     The Corporation is funded primarily by core deposits, with demand deposits historically being a strong source of funds. This low cost funding base has historically been a positive to net interest income and margin. However, in a falling rate environment the Corporation suffers margin compression as its earning assets reprice and deposit pricing does not decrease proportionately.
     The increase in net interest margin over the fourth quarter of 2001 reflects the impact of a redeployment of available funds from Federal funds sold into investment securities, which earn a higher yield. Also, the net interest margin was favorably impacted by lower interest expense related to the subordinated debt interest rate swap.
     Net interest spread, which represents the difference between the rate earned on earning assets and the rates paid out on funds, was 4.24 percent for the first quarter of 2002. This was an increase of 18 basis points from the fourth quarter of 2001 and flat with the 4.23 percent for the first quarter of 2001.

Non-Interest Income

     Total non-interest income increased $1.9 million or 4.0 percent from the fourth quarter of 2001 and up $4.0 million or 8.6 percent from the first quarter of 2001. Growth in non-interest income from both periods is primarily related to an increase in service charges on deposit accounts for commercial accounts and an increase in insurance commissions.


                                                   Three Months Ended
                                            --------------------------------
                                              2002             2001
                                            --------   ---------------------
Non-Interest Income                         March 31   December 31  March 31
----------------------------------------------------------------------------
Trust fees                                  $12,115      $11,477    $12,006
Service charges on deposit accounts          18,407       18,214     16,500
Insurance commissions                         5,606        4,953      3,895
Other service charges, collection
 and exchange charges, commissions and fees   6,045        6,219      5,934
Net gain on securities transactions                                      10
Other                                         8,620        7,998      8,413
                                            -------      -------    -------
    Total                                   $50,793      $48,861    $46,758
                                            =======      =======    =======

     Trust fee income was up $638 thousand or 5.6 percent when compared to last quarter and up from the first quarter of 2001 by $109 thousand or .9 percent. Trust income was up from the fourth quarter 2001 due to an increase of $290 thousand in investment fees, an increase of $191 thousand in securities lending revenue and higher tax fees partially offset by lower oil and gas fees. Investment fees are based on the market value of assets within a trust account. The market value of trust assets and the related investment fees have been favorably impacted during the first quarter of 2002. The market value of trust assets at the end of the first quarter of 2002 was $13.6 billion, up $287 million and $662 million from the fourth and first quarters of 2001, respectively. Trust assets were comprised of managed assets of $6.0 billion and custody assets of $7.5 billion compared to $5.6 billion and $7.3 billion, respectively, a year ago.
     The securities lending program, which the Corporation began to offer in the fourth quarter of 2001, offers institutional investors the opportunity to add incremental returns on their investment and pension portfolios by lending custodial-held securities to broker/dealers.
     The increase in trust fees from the first quarter of 2001 was the result of higher income related to the new securities lending program discussed above, higher investment fees, as well as higher estate and custody fees partially offset by a decrease in oil and gas fees.
     Service charges on deposit accounts for the first quarter of 2002 increased $193 thousand or 1.1 percent from fourth quarter 2001 and $1.9 million or 11.6 percent from the first quarter a year ago. These increases can be attributed to higher revenues associated with commercial accounts resulting primarily from higher treasury management revenues. These higher fees are due in large part to a lower earnings credit rate, which resulted in the Corporation receiving more payment for services through fees than through the use of balances. Lower overdraft fees and non-sufficient funds charges substantially offset the increase in treasury management revenues from the fourth quarter last year.
     Insurance commissions increased $653 thousand or 13.2 percent when compared to the fourth quarter of 2001 and increased $1.7 million or 43.9 percent from the first quarter of 2001. The increases from both periods was the combined result of the impact of continued selling efforts and the effect of higher insurance premiums on commission revenues, as the insurance market has started to tighten the availability of certain products. In addition, the increase in insurance commission income from the first quarter of 2001 was positively impacted by the acquisition of AIS Insurance & Risk Management.

     Other service charges and fees decreased $174 thousand or 2.8 percent when compared to the fourth quarter of 2001 and increased by $111 thousand or 1.9 percent when compared to the first quarter of last year. The decrease from the previous quarter was related to lower equity sales commission revenue and corporate finance fees at Frost Securities. Higher corporate finance fees were primarily responsible for the increase from a year ago.
     Other non-interest income increased $622 thousand or 7.8 percent when compared to the fourth quarter of 2001 and was up from the first quarter of 2001 by $207 thousand or 2.5 percent. The increase from the fourth quarter of 2001 is mainly due to rebate income related to the favorable performance of insurance policies placed with various insurance carriers, offset by $340 thousand that resulted from lower gains from the sale of student loans. The increase from the first quarter of 2001 is mainly due to the purchase in the second quarter of 2001 of bank owned life insurance on certain bank officers where the Corporation is the beneficiary. The increase in cash surrender value on these insurance policies during the first quarter of 2002 was $1.3 million and was recorded in other non-interest income. The first quarter of 2001 included a $1.1 million gain on the sale of interest rate floors. See Results of Operations on page 13.


Non-Interest Expense
     Total non-interest expense was down $2.9 million or 3.4 percent from the fourth quarter of 2001 excluding the $19.9 million restructuring charges and down $2.4 million or 2.9 percent from the first quarter of 2001. For more information concerning the restructuring charges see the non-interest expenses section in Cullen/Frost's Annual Report on Form 10-K for the year ended December 31, 2001. The decrease from both the fourth and first quarters of 2001 wass primarily related to lower intangible amortization resulting from the implementation of SFAS No. 142.


                                                    Three Months Ended
                                              -------------------------------
                                                2002             2001
                                              --------  ---------------------
Non-Interest Expense                          March 31  December 31  March 31
-----------------------------------------------------------------------------
Salaries and wages                            $36,140    $ 36,602    $35,610
Employee benefits                               8,926       8,925      8,911
Net occupancy                                   7,413       7,467      7,203
Furniture and equipment                         5,824       5,888      6,012
Intangible amortization                         1,877       3,763      3,880
Restructuring charges                                      19,865
Other                                          20,059      20,455     20,985
                                              -------    --------    -------
      Total                                   $80,239    $102,965    $82,601
                                              =======    ========    =======


     Salaries and wages were down $462 thousand or 1.3 percent when compared to the fourth quarter of 2001 and up $530 thousand or 1.5 percent from the first quarter of 2001. During the fourth quarter of 2001, four percent of the staff accepted voluntary early retirement and an additional two percent were impacted by a reduction in workforce. The decrease from the fourth quarter is a result of these events and is offset primarily by the resumption of the accrual for potential performance related bonuses. The increase from the first quarter a year ago is due to higher compensation related to the issuance of restricted stock, as well as normal market and merit increases based on performance and the bonus accrual previously mentioned. Employee benefits were flat when compared to both the fourth and first quarters of 2001. When compared to the fourth quarter of 2001, medical expense decreased, which was offset by an increase in payroll taxes paid. When compared to the first quarter of 2001, lower payroll taxes were offset by higher medical expense.
     Net occupancy expense was flat from the fourth quarter of 2001 and up $210 thousand or 2.9 percent from the first quarter of 2001. The increase from the first quarter a year ago was related to lease expenses for new locations. Furniture and equipment expense was flat from the fourth quarter of 2001 and decreased by $188 thousand or 3.1 percent from the first quarter of 2001 due to lower depreciation and repair costs, as well as software maintenance, partially offset by higher service contracts expense.
     Intangible amortization decreased $1.9 million or 50.1 percent and $2.0 million or 51.6 percent from the fourth and first quarters of 2001, respectively. This decrease was almost all due to the implementation of SFAS No. 142, which replaced the practice of amortizing goodwill and indefinite lived intangible assets with an annual review for impairment. See Note I "Accounting Changes" on page 10 for further discussion on this statement.
     Other non-interest expense decreased $396 thousand or 1.9 percent from the fourth quarter of 2001 and $926 thousand or 4.4 percent from the first quarter of 2001. The decrease from the previous quarter was mainly due to decreases in professional expenses, travel, stationery printing and supplies, and donations. The decrease from the first quarter of 2001 was primarily related to lower consulting, professional and travel expenses, offset by higher Federal Reserve service charges due to the lower interest rate environment.


Results of Segment Operations
     The Corporation's operations are managed along three Operating Segments:
Banking, the Financial Management Group ("FMG") and Frost Securities Inc. A description of each business and the methodologies used to measure financial performance are described in Note J to the Consolidated Financial Statements on page 11. The following table summarizes net income by Operating Segment for the quarters ending March 31, 2002 and 2001:

                                      Three Months Ended
                                           March 31
                                      ------------------
                                        2002        2001
--------------------------------------------------------
Banking                              $28,023     $22,687
Financial Management Group             3,181       2,892
Frost Securities Inc.                   (915)     (1,055)
Non-Banks                             (2,572)     (1,984)
                                     -------     -------
Consolidated Net Income              $27,717     $22,540
                                     =======     =======

Banking
     Net income was $28.0 million for the first quarter of 2002, up 23.5 percent from $22.7 million for the same period of 2001. The increase in net income in the first quarter of 2002 versus 2001 primarily reflects the impact of a $8.2 million decrease in the provision for possible loan losses, mainly related to the deterioration of a large credit in the first quarter of 2001. Higher non-interest income (up $3.3 million)as the result of higher service charges on deposit accounts (see Service charges discussion in non-interest income on page 15) and FIA's higher insurance commissions also contributed to the improvement.
     Net interest income was down $2.8 million due to the impact of sharply reduced interest rates on the Corporation's asset-sensitive balance sheet. The average federal funds rate declined from 5.63 percent for the first quarter of 2001 to 1.75 percent for the first quarter of 2002.
     Offsetting the impact of lower net interest income, non-interest expense decreased $2.9 million, reflecting the non-amortization of goodwill as the result of the implementation of SFAS No. 142, and lower salaries and benefits as the result of the early retirement program and reduction in force implemented in the fourth quarter of 2001.
     FIA, which is included in the Banking operating segment, had gross revenues of $6.7 million during the first quarter of 2002 as compared with $4.8 million in the same period of 2001. Insurance commissions were the largest component of these revenues, increasing $1.7 million or 43.9 percent over 2001. This increase reflects the acquisition on August 1, 2001 of AIS, the impact of tightening insurance markets for some products, as well as continued selling efforts.


Financial Management Group
     Net income for the first quarter of 2002 was $3.2 million, up $289 thousand or 10.0 percent compared to $2.9 million for the same period of 2001. Lower net interest income was offset by higher non-interest income combined with lower non-interest expense for the first quarter of 2002 as compared with the first quarter of 2001.
     Net interest income was down $836 thousand compared to the previous year quarter as the lower rate environment has reduced the funds transfer price paid on FMG's securities sold under repurchase agreements. Non-interest income was up $421 thousand from first quarter of 2001, primarily due to higher annuity income (up $362 thousand) and the securities lending program ($197 thousand), which is further described in the "Non-Interest Income" section. These higher revenues were slightly offset by lower earnings on balances associated with cashiers checks and gains from sales of assets, which in total declined $213 thousand, as well as a decrease in brokerage commissions of $59 thousand resulting from fewer equity transactions.
     Most of the decrease in operating expenses, down $883 thousand from last year, was due to lower professional fees and sundry losses. Salaries and benefits were essentially flat with the first quarter of last year.

Frost Securities Inc.
     FSI's operating loss of $915 thousand for the first quarter of 2002 was a
13.3 percent improvement from the loss for the same period last year. Total revenues were up $184 thousand or 7.7 percent over 2001 driven primarily by higher corporate finance fees. FSI revenues represented approximately five percent of the Corporation's non-interest income during the first quarter of 2002.
      Non-interest expenses for the first quarter of 2002 were down slightly to $3.9 million from $4.0 million, primarily related to lower professional services.

Non-Banks
     The increase in operating loss for non-banks in the first quarter of 2002 when compared to the same period of 2001 was due to the reinstatement of the accrual for potential performance related bonuses.


Income Taxes
     Cullen/Frost recognized income tax expense of $13.0 million for the first quarter of 2002, compared to $6.0 million for the fourth quarter of 2001 and $11.8 million in the first quarter of 2001. The effective tax rate for the first quarter of 2002 was 31.84 percent compared to 31.45 percent for the fourth quarter of 2001 and 34.43 percent for the first quarter of 2001. The lower effective tax rate in the first quarter of 2002 compared to the first quarter in 2001 was mainly due to an increase in tax exempt income resulting from the purchase of bank owned life insurance during the second quarter of 2001, and to the decrease in intangible amortization in the first quarter of 2002.

Balance Sheet
     Average assets of $8.1 billion were down $105.7 million or 5.2 percent on an annualized basis from the fourth quarter of 2001 and up $633.8 million or
8.5 percent from the first quarter of 2001.
     Total deposits averaged $6.7 billion for the current quarter down $86 million or 5.1 percent on an annualized basis compared with the previous quarter and up $491 million or 7.9 percent when compared to the first quarter of 2001. The largest increase over the first quarter of 2001 was in average demand deposits, up $445 million or 23 percent, primarily due to the increase in deposits related to a large mortgage originator and servicing customer for which Cullen/Frost is the depository and clearing bank. Without this account, average demand deposits were up 5.8 percent from the first quarter last year.
     Average loans for the first quarter of 2002 were $4.5 billion. This represents a decrease in average loans of 1.5 percent on an annualized basis from the fourth quarter of 2001 and 2.7 percent from the first quarter of last year.


Loans
     Total period-end loans for the first quarter 2002 were $4.6 billion, up $40.5 million or 3.6 percent on an annualized basis compared to the fourth quarter 2001 and down $27.6 million or down less than one percent compared to the first quarter 2001. However, excluding shared national credits purchased ("SNCs"), 1-4 family residential mortgages and the indirect lending portfolio, loans increased by 7.4 percent on an annualized basis from year-end 2001 and grew 4.2 percent over the first quarter of 2001. The Corporation withdrew from the mortgage origination business as well as the indirect lending business during 2000, and these portfolios continue to decrease through payoffs and refinancings. The SNCs portfolio, discussed later in this section, remained constant with the fourth quarter of 2001 and decreased from the first quarter a year ago. The mortgage and indirect portfolios are also discussed in more detail later in this section.


                                             2002                       2001
                                    -----------------------   -----------------------
Loan Portfolio                                   Percentage
Period-End Balances                  March 31     of Total    December 31    March 31
-------------------------------------------------------------------------------------
Real estate:
  Construction:
    Commercial                      $  390,724      8.6%     $  373,431    $  356,448
    Consumer                            41,500       .9          44,623        49,534
  Land:
    Commercial                         120,496      2.6         128,782       141,077
    Consumer                            10,550       .2           7,040         8,935
  Commercial real estate mortgages   1,000,888     22.0         994,485     1,007,466
  1-4 Family residential mortgages     224,372      4.9         244,897       298,850
  Other consumer real estate           279,183      6.1         278,849       269,986
                                    ----------    -----      ----------    ----------
  Total real estate                  2,067,713     45.3       2,072,107     2,132,296
Commercial and industrial            2,052,952     45.0       1,985,447     1,951,077
Consumer:
  Indirect                              52,667      1.2          65,217       116,688
  Other                                371,197      8.1         345,899       342,637
Other, including foreign                20,851       .5          54,943        50,980
Unearned discount                       (6,288)     (.1)         (5,005)       (6,945)
                                    ----------    -----      ----------    ----------
 Total                              $4,559,092    100.0%     $4,518,608    $4,586,733
                                    ==========    =====      ==========    ==========



     At March 31, 2002, the majority of the loan portfolio was comprised of real estate loans totaling $2.1 billion or 45.3 percent of total loans and the commercial and industrial loan portfolio totaling $2.1 billion or 45.0 percent of total loans. The real estate total includes both commercial and consumer balances.

     The majority of the annualized 7.4 percent growth in total loans over the fourth quarter 2001 (excluding SNCs, mortgage loans and indirect lending) was in the commercial and industrial loan portfolio, which increased to $2.1 billion at March 31, 2002. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate collateral margins. The commercial and industrial loan portfolio also includes the commercial lease portfolio and asset-based lending. At March 31, 2002, the commercial lease portfolio totaled $43.5 million and asset-based loans totaled $45.1 million compared with December 31, 2001 balances of $41.0 million and $48.6 million, respectively, and March 31, 2001 balances of $39.5 million and $38.4 million, respectively. In addition, at March 31, 2002, over 97 percent of the outstanding balance of SNCs were included in the commercial and industrial portfolio, with the remainder included in the real estate categories.
     The Corporation had a total SNCs portfolio of approximately $237 million outstanding at March 31, 2002, flat compared with December 31, 2001 and down from $290 million at March 31, 2001. Of the outstanding total at the end of the first quarter 2002, approximately 38 percent were energy related with the remainder diversified throughout various industries. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, the Corporation must have an existing banking relationship or the expectation of broadening the relationship with other bank products.
     Total real estate loans at March 31, 2002 were $2.1 billion, flat with December 31, 2001. However, excluding the decline in the 1-4 family residential mortgage portfolio, which is discussed below, total real estate loans increased $16.1 million or 3.5 percent on an annualized basis from year-end 2001, and $9.9 million or 0.5 percent from March 31, 2001. The commercial real estate portfolio, which totals $1.5 billion, represents over 73 percent of the total real estate loans at March 31, 2002. The majority of this portfolio is commercial real estate mortgages, which includes both permanent and intermediate term loans. The diversity in the commercial real estate portfolio allows the Corporation to reduce the impact of a decline in any single industry.
     The primary focus of the commercial real estate portfolio has been loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as a commercial real estate loan. At March 31, 2002, approximately 48 percent of the Corporation's commercial real estate loans were secured by owner-occupied properties.
     The consumer loan portfolio, including all consumer real estate, at March 31, 2002 totaled $979 million, down 2.9 percent on an annualized basis from December 31, 2001. However, excluding the decrease in the 1-4 family residential mortgage and the indirect lending portfolios, total consumer loans increased by 15.4 percent on an annualized basis. As the following table illustrates, the consumer loan portfolio has four distinct segments - consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

                                           2002              2001
Consumer Portfolio                      ----------  -------------------------
Period-End Balances (in millions)        March 31    December 31    March 31
-----------------------------------------------------------------------------
Construction                              $ 41.5        $ 44.6       $  49.5
Land                                        10.5           7.0           8.9
Other consumer real estate                 279.2         278.9         270.0
                                          ------        ------       -------
  Total consumer real estate               331.2         330.5         328.4
Consumer non-real estate                   371.2         345.9         342.6
Indirect                                    52.7          65.2         116.7
1-4 Family residential mortgages           224.4         244.9         298.9
                                          ------        ------       -------
Total Consumer loans                      $979.5        $986.5       $1086.6
                                          ======        ======       =======

    The majority of the 15.4 percent growth in consumer loans, excluding mortgage and indirect lending, has occurred in the consumer non-real estate loan segment. The consumer non-real estate loan segment has grown to $371 million at March 31, 2002 from $346 million at year-end 2001. Loans in this segment include automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
     The indirect consumer loan segment was $53 million at March 31, 2002, a decrease of $64 million or 55 percent since March 31, 2001. At March 31, 2002, the majority of the portfolio was comprised of new and used automobile loans (57.5 percent of total), as well as purchased home improvement and home equity loans (40.1 percent of total). The portfolio is not expected to completely pay off by year-end 2002 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to be substantially reduced by that time.
     The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. These types of loans are now offered through the Corporation's co-branding arrangement with GMAC Mortgage. At March 31, 2002, the 1-4 family residential loan segment totaled $224 million down from $245 million at year-end 2001. This portfolio will continue to decline due to the decision to withdraw from the mortgage origination business and the high level of mortgage refinancings during the current low rate environment.
     Loans to Mexico based borrowers, secured by liquid assets held in the United States, were $10.3 million at March 31, 2002, $10.7 million at December 31, 2001, and $16.2 million at March 31, 2001. Cullen/Frost's cross-border outstandings to Mexico excluding these loans totaled $415 thousand at March 31, 2002 up from $63 thousand at December 31, 2001 and from $32 thousand at March 31, 2001. At March 31, 2002 and 2001, none of the Mexico-related loans were on non-performing status.


Loan Commitments
     In the normal course of business, in order to meet the financial needs of its customers, Cullen/Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments to or on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. Commitments to extend credit and standby letters of credit amounted to $2.3 billion and $125.8 million, respectively, at March 31, 2002. Included in the allowance for possible loan losses at March 31, 2002 was approximately $1.8 million associated with unfunded loan commitments. Commercial and industrial loan commitments represent approximately 74.7 percent of the total loan commitments outstanding at March 31, 2002. Acceptances due from customers at March 31, 2002 were $2.1 million.

Non-Performing Assets


                                                    NON-PERFORMING ASSETS
                                                 --------------------------
                                                   Real
March 31, 2002                                    Estate   Other     Total
 --------------------------------------------------------------------------
Non-accrual                                      $ 7,493  $28,997   $36,490
Foreclosed assets                                  4,139              4,139
                                                 -------  -------   -------
     Total                                       $11,632  $28,997   $40,629
                                                 =======  =======   =======
As a percentage of total
  non-performing assets                             28.6%    71.4%    100.0%

     Non-performing assets totaled $40.6 million up 8.5 percent from $37.4 million at December 31, 2001 and up 76.3 percent from $23.0 million at March 31, 2001. The majority of the increase during the first quarter of 2002 is related to loans that were considered potential problem loans at December 31, 2001. The increase from a year ago also includes two large SNCs that went on non-accrual status during 2001. One loan, to an electronics distribution company, went on non-accrual status during the first quarter of 2001. Approximately $13 million of this credit has been charged-off with $6.1 million
remaining in non-accrual loans.   The second loan, which went on non-accrual
status in the third quarter of 2001, was made to a private company in the marketing and sales promotion industry, an industry that was dramatically affected by the terrorist attack on September 11, 2001. Approximately $9 million of the second loan has been charged-off with $8.0 million remaining in non-accrual loans.
     Non-performing assets as a percentage of total loans and foreclosed assets increased to .89 percent at March 31, 2002 from .50 percent one year ago. Non-performing assets as a percentage of total assets were .50 percent for the first quarter 2002 compared to .29 percent for the first quarter 2001. The level of non-performing assets at March 31, 2002 at .50 percent of total assets was within the range of previous guidance.
     Subsequent to March 31, 2002, the Corporation sold its remaining interests in a non-accrual loan with a carrying value of $7.7 million. This transaction resulted in a recovery of $1.25 million which was credited against the reserve for loan losses. This sale decreased non-performing assets by the amount of the carrying value.
     Non-performing assets include non-accrual loans and foreclosed assets. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory provisions. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.
     Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.

     The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was approximately $561 thousand for the first quarter of 2002, compared to approximately $652 thousand for the fourth quarter of 2001 and approximately $649 thousand for the first quarter of 2001. Accruing loans past due are summarized below:

                                                ACCRUING LOANS PAST DUE
                                            -------------------------------
                                            March 31  December 31  March 31
                                              2002        2001       2001
---------------------------------------------------------------------------
30 to 89 days                               $29,345    $35,549     $44,744
90 days or more                               6,568     13,601       8,174
                                            -------    -------     -------
   Total                                    $35,913    $49,150     $52,918
                                            =======    =======     =======
Allowance for Possible Loan Losses
     The allowance for possible loan losses was $77.3 million or 1.70 percent of period-end loans at March 31, 2002, compared to $72.9 million or 1.61 percent for the fourth quarter of 2001 and $64.1 million or 1.40 percent at March 31, 2001. The allowance for possible loan losses as a percentage of non-accrual loans was 211.8 percent at March 31, 2002, compared to 219.5 percent and 309.6 percent at the end of the fourth and first quarters of 2001, respectively.
     The Corporation recorded a $6.8 million provision for possible loan losses during the first quarter of 2002, compared to $4.0 million and $15.0 million recorded during the fourth and first quarters of 2001. The higher provision from the fourth quarter 2001 is reflective of the continued uncertainty in the economy. The higher provision in the first quarter of 2001 resulted from the actions taken on the SNC loan to an electronics distribution company. See the Non-Performing Assets section on page 22 for further information.
     Net charge-offs in the first quarter of 2002 totaled $2.4 million, compared to net charge-offs of $11.3 million and $14.2 million for the fourth and first quarters of 2001, respectively. The fourth quarter 2001 charge-off level was related to the SNC loan in the marketing and sales promotion industry and the first quarter 2001 charge-off level was related to the SNC loan previously mentioned. The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.


                                             NET CHARGE-OFFS (RECOVERIES)
                                            -------------------------------
                                              2002              2001
                                            -------      ------------------
                                             First       Fourth     First
                                            Quarter      Quarter   Quarter
---------------------------------------------------------------------------
Real Estate                                 $    59      $    67   $    77
Commercial and industrial                     1,830       10,598    13,563
Consumer                                        413          647       594
Other, including foreign                         79           (5)       (3)
                                            -------      -------   -------
                                            $ 2,381      $11,307   $14,231
                                            =======      =======   =======

Provision for possible loan losses          $ 6,800      $ 4,000   $15,031
Allowance for possible loan losses           77,300       72,881    64,065


Capital and Liquidity
     At March 31, 2002, shareholders' equity was $604.2 million compared to $594.9 million at December 31, 2001 and $592.5 million at March 31, 2001. In addition to net income of $27.7 million, activity in the first quarter of 2002 included $11.0 million of dividends paid and $13.1 million paid for repurchasing shares of the Corporation's common stock. The unrealized loss on securities available for sale and additional minimum pension liability, net of deferred taxes, were $13.7 million as of March 31, 2002 compared to $14.0 million as of December 31, 2001, which had the effect of increasing capital by $300 thousand. Included in these amounts is a minimum pension liability, net of tax of $5.3 million. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale does not reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note E "Capital" on page seven for a discussion of Cullen/Frost's capital ratios.
     Cullen/Frost paid a quarterly dividend of $.215 per common share during the first quarter of 2002 and fourth quarter of 2001 compared to $.195 per common share in the first quarter of 2001. This equates to a dividend payout ratio of 39.7 percent, 84.5 percent and 44.6 percent for the first quarter of 2002 and the fourth and first quarters of 2001, respectively. In addition, the Corporation announced in 2001 that its board of directors had authorized the repurchase of up to 2.6 million shares of its common stock over a two-year period from time to time at various prices in the open market or through private transactions. As of March 31, 2002, 798 thousand shares at a cost of $23.5 million had been repurchased under this program.
     Funding sources available at the holding company level include a $25 million short-term line of credit. There were no borrowings outstanding from this source at March 31, 2002.
     Liquidity measures the ability to meet current and future cash flow needs as they become due. Cullen/Frost seeks to ensure that these needs are met at a reasonable cost by maintaining a level of liquid funds through asset/liability management.
     Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, short-term time deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and Federal funds sold and securities purchased under resale agreements.
     Liability liquidity is provided by access to funding sources, which include core deposits and correspondent banks in Cullen/Frost's natural trade area that maintain accounts with and sell Federal funds to Frost Bank, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.


Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)

                                           March 31, 2002             December 31, 2001
                                    ---------------------------  ---------------------------
                                                Interest                     Interest
                                      Average   Income/  Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost     Balance   Expense   Cost
                                    ----------  -------- ------  ----------  -------- ------
ASSETS
Time deposits                       $   15,504  $     50  1.30%  $    8,433  $     44  2.06%
Securities:
 U.S. Treasury                          14,065        85  2.47       62,885       346  2.18
 U.S. Government agencies
  and corporations                   1,869,473    27,917  5.97    1,741,198    26,488  6.09
 States and political subdivisions
   Tax-exempt                          177,035     3,086  6.97      174,457     3,038  6.97
   Taxable                               2,234        37  6.62        2,250        37  6.57
 Other                                  29,328       268  3.65       29,859       285  3.82
                                    ----------  --------         ----------  --------
     Total securities                2,092,135    31,393  6.00    2,010,649    30,194  6.01
Federal funds sold and securities
  purchased under resale agreements    102,674       476  1.85      202,824     1,155  2.23
Loans, net of unearned discount      4,533,639    66,707  5.97    4,551,040    72,881  6.35
                                    ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned              6,743,952    98,626  5.90    6,772,946   104,274  6.12
Cash and due from banks                866,962                      930,601
Allowance for possible loan losses     (74,912)                     (80,382)
Premises and equipment                 147,677                      149,950
Accrued interest and other assets      401,632                      417,922
                                    ----------                   ----------
  Total Assets                      $8,085,311                   $8,191,037
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,927,435                   $2,087,115
  Correspondent banks                  408,367                      303,831
  Public funds                          43,689                       43,766
                                    ----------                   ----------
     Total demand deposits           2,379,491                    2,434,712
Time deposits:
 Savings and Interest-on-Checking    1,020,878       475   .19      981,430       475   .19
 Money market deposit accounts       1,808,156     5,835  1.31    1,859,110     7,418  1.58
 Time accounts                       1,186,800     7,624  2.61    1,236,146    10,413  3.34
 Public funds                          353,275     1,377  1.58      323,523     1,601  1.96
                                    ----------  --------         ----------  --------
    Total time deposits              4,369,109    15,311  1.42    4,400,209    19,907  1.79
                                    ----------  --------         ----------  --------
  Total deposits                     6,748,600                    6,834,921
Federal funds purchased and securities
  sold under repurchase agreements     327,692     1,187  1.45      316,599     1,435  1.77
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures                   98,630     2,119  8.60       98,616     2,119  8.60
Subordinated notes payable and other
  notes payable                        152,170     1,648  4.33      152,142     2,053  5.40
Other borrowings                        22,929       235  4.16       30,068       401  5.30
                                    ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,970,530    20,500  1.66    4,997,634    25,915  2.06
                                    ----------  --------  ----   ----------  --------  ----
Accrued interest and other liabilities 123,173                      124,902
                                    ----------                   ----------
Total Liabilities                    7,473,194                    7,557,248
SHAREHOLDERS' EQUITY                   612,117                      633,789
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $8,085,311                   $8,191,037
                                    ==========                   ==========
Net interest income                             $ 78,126                     $ 78,359
                                                ========                     ========
Net interest spread                                       4.24%                        4.06%
                                                          ====                         ====
Net interest income to total average earning assets       4.68%                        4.60%
                                                          ====                         ====
The above information is shown on a taxable-equivalent basis assuming a 35% tax rate.  Non-accrual loans are included in the average loan amounts outstanding for these computations.



Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
Cullen/Frost Bankers, Inc. and Subsidiaries
(dollars in thousands - taxable-equivalent basis)

                                        September 30, 2001              June 30, 2001
                                    ---------------------------  ---------------------------
                                                Interest                     Interest
                                      Average   Income/  Yield/    Average   Income/  Yield/
                                      Balance   Expense   Cost     Balance   Expense   Cost
                                    ----------  -------- ------  ----------  -------- ------
ASSETS
Time deposits                       $    6,104  $     72  4.67%  $    7,751  $     99  5.11%
Securities:
 U.S. Treasury                          17,738       164  3.66       17,028       192  4.52
 U.S. Government agencies
  and corporations                   1,596,137    25,251  6.33    1,337,607    21,427  6.41
 States and political subdivisions
   Tax-exempt                          168,484     2,959  7.03      163,453     2,908  7.12
   Taxable                               2,796        46  6.53        3,388        55  6.46
 Other                                  29,426       254  3.46       32,751       469  5.73
                                    ----------  --------         ----------  --------
     Total securities                1,814,581    28,674  6.32    1,554,227    25,051  6.45
Federal funds sold and securities
  purchased under resale agreements    331,845     2,864  3.38      315,871     3,520  4.41
Loans, net of unearned discount      4,512,277    82,637  7.27    4,559,623    90,157  7.93
                                    ----------  --------         ----------  --------
Total Earning Assets and
    Average Rate Earned              6,664,807   114,247  6.81    6,437,472   118,827  7.40
Cash and due from banks                820,091                      806,665
Allowance for possible loan losses     (65,561)                     (65,728)
Premises and equipment                 150,157                      150,376
Accrued interest and other assets      387,047                      351,930
                                    ----------                   ----------
  Total Assets                      $7,956,541                   $7,680,715
                                    ==========                   ==========
LIABILITIES
Demand deposits:
  Commercial and individual         $1,955,445                   $1,828,870
  Correspondent banks                  262,399                      248,370
  Public funds                          40,859                       35,709
                                    ----------                   ----------
     Total demand deposits           2,258,703                    2,112,949
Time deposits:
 Savings and Interest-on-Checking      962,999       588   .24      970,673     1,115   .46
 Money market deposit accounts       1,839,010    10,571  2.28    1,824,869    12,857  2.83
 Time accounts                       1,268,349    13,355  4.18    1,276,765    15,741  4.95
 Public funds                          297,830     2,316  3.09      293,816     2,709  3.70
                                    ----------  --------         ----------  --------
    Total time deposits              4,368,188    26,830  2.44    4,366,123    32,422  2.98
                                    ----------  --------         ----------  --------
  Total deposits                     6,626,891                    6,479,072
Federal funds purchased and securities
  sold under repurchase agreements     366,360     2,840  3.03      360,786     3,417  3.75
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures                   98,602     2,118  8.60       98,589     2,119  8.60
Subordinated notes payable and other
  notes payable                         99,678     1,575  6.32        3,060        47  6.17
Other borrowings                        32,338       464  5.70       31,405       455  5.81
                                    ----------  --------         ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid              4,965,166    33,827  2.70    4,859,963    38,460  3.17
                                    ----------  --------  ----   ----------  --------  ----
Accrued interest and other liabilities 103,718                      105,602
                                    ----------                   ----------
Total Liabilities                    7,327,587                    7,078,514
SHAREHOLDERS' EQUITY                   628,954                      602,201
                                    ----------                   ----------
Total Liabilities and
  Shareholders' Equity              $7,956,541                   $7,680,715
                                    ==========                   ==========
Net interest income                             $ 80,420                     $ 80,367
                                                ========                     ========
Net interest spread                                       4.11%                        4.23%
                                                          ====                         ====
Net interest income to total average earning assets       4.80%                        5.00%
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

                                               March 31, 2001
                                        ----------------------------
                                                    Interest
                                          Average   Income/   Yield/
                                          Balance   Expense    Cost
                                        ----------  --------  ------
ASSETS
Time deposits                           $    6,383  $    116   5.37%
Securities:
 U.S. Treasury                             102,556     1,592   6.29
 U.S. Government agencies
  and corporations                       1,341,398    22,098   6.59
 States and political subdivisions
   Tax-exempt                              162,943     2,943   7.22
   Taxable                                   3,368        55   6.50
 Other                                      36,858       580   6.30
                                        ----------  --------
     Total securities                    1,647,123    27,268   6.63
Federal funds sold and securities
  purchased under resale agreements        160,578     2,244   5.59
Loans, net of unearned discount          4,563,963    98,738   8.77
                                        ----------  --------
Total Earning Assets and
    Average Rate Earned                  6,378,047   128,366   8.14
Cash and due from banks                    675,168
Allowance for possible loan losses         (63,316)
Premises and equipment                     150,581
Accrued interest and other assets          311,015
                                        ----------
  Total Assets                          $7,451,495
                                        ==========
LIABILITIES
Demand deposits:
  Commercial and individual             $1,658,802
  Correspondent banks                      236,020
  Public funds                              39,282
                                        ----------
     Total demand deposits               1,934,104
Time deposits:
 Savings and Interest-on-Checking          950,311     1,427    .61
 Money market deposit accounts           1,780,012    17,166   3.91
 Time accounts                           1,283,226    17,592   5.56
 Public funds                              309,713     3,355   4.39
                                        ----------  --------
    Total time deposits                  4,323,262    39,540   3.71
                                        ----------  --------
  Total deposits                         6,257,366
Federal funds purchased and securities
  sold under repurchase agreements         361,864     4,362   4.82
Guaranteed preferred beneficial
  interests in the Corporation's
  junior subordinated deferrable
  interest debentures                       98,575     2,119   8.60
Subordinated notes payable and other
  notes payable                              3,637        62   6.92
Other borrowings                            31,843       474   6.04
                                        ----------  --------
Total Interest-Bearing Funds
  and Average Rate Paid                  4,819,181    46,557   3.91
                                        ----------  --------   ----
Accrued interest and other liabilities     107,756
                                        ----------
Total Liabilities                        6,861,041
SHAREHOLDERS' EQUITY                       590,454
                                        ----------
Total Liabilities and
  Shareholders' Equity                  $7,451,495
                                        ==========
Net interest income                                 $ 81,809
                                                    ========
Net interest spread                                            4.23%
                                                               ====
Net interest income to total average earning assets            5.18%
                                                               ====
The above information is shown on a taxable-equivalent basis assuming a 35% tax rate.  Non-accrual loans are included in the average loan amounts outstanding for these computations.


Item 3.
Quantitative and Qualitative Disclosures About Market Risks

     There has been no material change in the market risks faced by the Company since December 31, 2001. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None

                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Cullen/Frost Bankers, Inc.
                                               (Registrant)


Date: April 24, 2002                       By: /s/ Phillip D. Green
                                              ---------------------------------
                                              Phillip D. Green
                                              Group Executive Vice President
                                              and Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)

	28