Form 10-K/A
period 2001-12-31
CULLEN FROST BANKERS INC
filed 2002-04-30
CIK 39263

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


Common Stock, $.01 Par Value
 (with attached rights)                         The New York Stock Exchange
--------------------------               --------------------------------------
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                        Class                         March 15, 2002
             ----------------------------             --------------
             Common Stock, $.01 Par Value               51,153,999

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

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


                        AMENDMENT TO APPLICATION OR REPORT
                    FILED PURSUANT TO SECTION 12,13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                           CULLEN/FROST BANKERS, INC.
             (Exact name of registrant as specified in its charter)


                               AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as set forth in the pages attached hereto:


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


    19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers,Inc. for the fiscal years ended December 31, 2001, 2000, and 1999.

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


                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)


Date:   April 29, 2002                       By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Group Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

  3. Exhibits -- The following exhibits are filed as a part of this Annual
                 Report on Form 10-K:

     Exhibit
     Number
     ----------
     3.1   Restated Articles of Incorporation, of Cullen/Frost
           Bankers, Inc.(11)
     3.2   Amended By-Laws of Cullen/Frost Bankers, Inc. (7)
     4.1 Shareholder Protection Rights Agreement dated as of February 1, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as Rights Agent (10)
    10.1 Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)(9)*
    10.2   1983 Non-qualified Stock Option Plan, as amended (1)
    10.3   1988 Non-qualified Stock Option Plan(2)
    10.4 The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (3)*
    10.5 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (4)*
    10.6   Cullen/Frost Bankers, Inc. Restricted Stock Plan (5)*
    10.7   Cullen/Frost Bankers, Inc. Supplemental Executive Retirement
           Plan (6)*
    10.8   Cullen/Frost Bankers, Inc. 1997 Directors Stock Plan (8)
    10.9   Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (12)
    10.10  Change-In-Control Agreements with 3 Executive Officers (11)*
    10.11  Cullen/Frost Bankers, Inc. 2001 Stock Plan (12)
    19.1 Annual Report on Form 11-K for the Year Ended December 31, 2001, for the 1991 Thrift Incentive Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(13)
    19.2 Annual Report on Form 11-K for the Year Ended December 31, 2001, for the 401(k) Stock Purchase Plan (filed pursuant to Rule 15d-21 of the Securities and Exchange Act of 1934)(14)
    21     Subsidiaries of Cullen/Frost Bankers, Inc.
    23     Consent of Independent Auditors
    23.1 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Plan (13)
    24     Power of Attorney

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

EXHIBIT INDEX TO FORM 10-K/A



Exhibit
Number       Description of Exhibits
-------------------------------------------------------------------------------

  19.1 The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 2001, 2000, and 1999.

  23.1 Consent of Independent Auditors with respect to Form 10-K/A for the 1991 Thrift Incentive Stock Purchase Plan.