Form 10-K/A
period 2001-12-31
CULLEN FROST BANKERS INC
filed 2002-06-27
CIK 39263

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


 Common Stock, $.01 Par Value
   (with attached rights)                         The New York Stock Exchange
------------------------------           --------------------------------------
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


    19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers,Inc. for the fiscal years ended
         December 31, 2001 and 2000.

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


                                               Cullen/Frost Bankers, Inc.
                                               --------------------------
                                                      (Registrant)


Date:   June 27, 2002                        By:/s/Phillip D. Green
                                                -----------------------
                                                Phillip D. Green
                                                Group Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

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

   (12) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Report on Form S-8 filed September 4, 2001
        (File No. 33-68928)

   (13) Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the Year
        Ended December 31, 2001 (File No. 0-7275)

   (14) Filed herewith.

EXHIBIT INDEX TO FORM 10-K/A



Exhibit
Number       Description of Exhibits
-------------------------------------------------------------------------------

  19.2 The financial statements and exhibits required by Form 11-K with respect to the 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal years ended
         December 31, 2001 and 2000.

  23.2 Consent of Independent Auditors with respect to Form 10-K/A for the 401(k) Stock Purchase Plan.