Form 10-Q
period 2002-06-30
CULLEN FROST BANKERS INC
filed 2002-07-24
CIK 39263

Securities and Exchange Commission Washington, D.C. 20549
Click here for a printer-friendly format.
Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002				Commission file number 0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas				74-1751768
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas				78205
(Address of principal executive offices)				(Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:     At July 17, 2002, there were 51,019,992 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Consolidated Statements of Income
(dollars in thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Interest Income:
Loans, including fees	$67,791	$90,033	$134,393	$188,636
Securities:
Taxable	28,144	22,137	56,448	46,460
Tax-exempt	1,975	1,869	3,956	3,759

Total Securities	30,119	24,006	60,404	50,219
Time deposits	65	99	115	215
Federal funds sold and securities purchased under repurchase agreements	524	3,520	1,000	5,764

Total Interest Income	98,499	117,658	195,912	244,834
Interest Expense:
Deposits	13,876	32,422	29,187	71,962
Federal funds purchased and securities sold under repurchase agreements	1,310	3,417	2,497	7,779
Guaranteed preferred beneficial interests in the Corporation's junior
subordinated deferrable interest debentures	2,119	2,119	4,238	4,238
Subordinated notes payable and other borrowings	1,639	502	3,522	1,038

Total Interest Expense	18,944	38,460	39,444	85,017

Net Interest Income	79,555	79,198	156,468	159,817
Provision for possible loan losses	5,396	1,000	12,196	16,031

Net Interest Income After Provision For Possible Loan Losses	74,159	78,198	144,272	143,786
Non-Interest Income:
Trust fees	12,073	12,837	24,188	24,843
Service charges on deposit accounts	19,585	18,051	37,992	34,551
Insurance commissions	5,537	3,598	11,143	7,493
Other service, collection and exchange charges, commissions and fees	7,939	6,665	13,984	12,599
Net gain (loss) on securities transactions	88	(12)	88	(2)
Other	9,960	7,334	18,580	15,747

Total Non-Interest Income	55,182	48,473	105,975	95,231
Non-Interest Expense:
Salaries and wages	35,996	36,711	72,136	72,321
Employee benefits	8,664	8,339	17,590	17,250
Net occupancy	7,393	7,343	14,806	14,546
Furniture and equipment	5,591	6,240	11,415	12,252
Intangible amortization	1,735	3,752	3,612	7,632
Other	21,886	21,382	41,945	42,367

Total Non-Interest Expense	81,265	83,767	161,504	166,368

Income Before Income Taxes and Cumulative Effect of Accounting Change	48,076	42,904	88,743	72,649
Income taxes	15,423	14,243	28,373	24,458

Income before cumulative effect of accounting change	32,653	28,661	60,370	48,191
Cumulative effect of change in accounting for derivatives, net of tax				3,010

Net Income	$32,653	$28,661	$60,370	$51,201

Basic per share:
Income before cumulative effect of accounting change	$.64	$.56	$1.18	$.93
Cumulative effect of change in accounting, net of taxes				.06

Net Income	$.64	$.56	$1.18	$.99

Diluted per share:
Income before cumulative effect of accounting change	$.61	$.54	$1.13	$.90
Cumulative effect of change in accounting, net of taxes				.06

Net Income	$.61	$.54	$1.13	$.96

Dividends per common share	.22	.215	.435	.410

See notes to consolidated financial statements.

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)	June 30 2002	December 31 2001	June 30 2001

Assets
Cash and due from banks	$1,038,195	$994,622	$975,169
Time deposits	9,354	6,530	4,379
Securities held to maturity	42,781	51,231	61,534
Securities available for sale	2,069,187	2,105,247	1,651,385
Trading account securities		118	1,665
Federal funds sold and securities purchased under resale agreements	93,275	129,550	141,650
Loans, net of unearned discount of $8,905 at June 30, 2002; $5,005 at December 31, 2001 and $6,762 at June 30, 2001	4,497,905	4,518,608	4,545,914
Less: Allowance for possible loan losses	(78,577)	(72,881)	(65,254)

Net loans	4,419,328	4,445,727	4,480,660
Premises and equipment	173,734	148,871	149,853
Accrued interest and other assets	396,055	487,688	398,191

Total Assets	$8,241,909	$8,369,584	$7,864,486

Liabilities
Demand deposits (non-interest bearing):
Commercial and individual	$1,982,823	$2,317,926	$2,029,368
Correspondent banks	499,420	298,055	250,451
Public funds	48,510	53,848	40,077

Total demand deposits	2,530,753	2,669,829	2,319,896
Time deposits (interest bearing):
Savings and Interest-on-Checking	979,094	1,063,923	951,151
Money market deposit accounts	1,830,729	1,804,796	1,820,766
Time	1,163,909	1,202,246	1,271,100
Public funds	336,725	357,213	324,177

Total time deposits	4,310,457	4,428,178	4,367,194

Total deposits	6,841,210	7,098,007	6,687,090
Federal funds purchased and securities sold under repurchase agreements	370,220	305,384	342,896
Accrued interest and other liabilities	133,998	120,499	121,232
Subordinated notes payable and other notes payable	149,984	152,152	2,236
Guaranteed preferred beneficial interest in the Corporation's junior subordinated deferrable interest debentures, net	98,650	98,623	98,595

Total Liabilities	7,594,062	7,774,665	7,252,049
Shareholders' Equity
Common stock, par value $.01 per share; Shares authorized: 90,000,000; Shares issued: 53,561,616	536	536	536
Surplus	195,039	191,856	190,240
Retained earnings	514,724	478,432	473,932
Accumulated other comprehensive income (loss), net of tax	17,843	(14,005)	3,605
Treasury stock (2,541,624; 2,206,381; 1,980,490 shares)	(80,295)	(61,900)	(55,876)

Total Shareholders' Equity	647,847	594,919	612,437

Total Liabilities and Shareholders' Equity	$8,241,909	$8,369,584	$7,864,486

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands)				Accumulated Other
				Comprehensive Income / (Loss) net of tax
	Common Stock	Surplus	Retained Earnings		Treasury Stock	Total

Balance at January 1, 2001	$536	$187,673	$448,006	$(4,023)	$(59,166)	$573,026
Net Income for the twelve months ended December 31, 2001			80,916			80,916
Unrealized loss on securities available for sale of $4,672, net of tax and reclassification adjustment for after-tax gains included in net income of $51				(4,723)		(4,723)
Additional minimum pension liability, net of tax				(5,259)		(5,259)

Total comprehensive income						70,934

Transactions from employee stock purchase plan and options			(6,234)		5,193	(1,041)
Tax benefit related to exercise of stock options		3,475				3,475
Purchase of treasury stock					(10,424)	(10,424)
Issuance of restricted stock		708			2,497	3,205
Restricted stock plan deferred compensation, net			(960)			(960)
Cash dividend			(43,296)			(43,296)

Balance at December 31, 2001	536	191,856	478,432	(14,005)	(61,900)	594,919
Net Income for the six months ended June 30, 2002			60,370			60,370
Unrealized gain on securities available for sale of $31,905, net of tax and reclassification adjustment for after-tax gains included in net income of $57				31,848		31,848

Total comprehensive income						92,218

Transactions from employee stock purchase plan and options			(2,712)		10,138	7,426
Tax benefit related to exercise of stock options		3,090				3,090
Purchase of treasury stock					(28,733)	(28,733)
Issuance of restricted stock		93			200	293
Restricted stock plan deferred compensation, net			851			851
Cash dividend			(22,217)			(22,217)

Balance at June 30, 2002	$536	$195,039	$514,724	$17,843	$(80,295)	$647,847

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Six Months Ended
(dollars in thousands)	June 30

	2002	2001

Operating Activities
Net income	$60,370	$51,201
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for possible loan losses	12,196	16,031
Credit for deferred taxes	(3,495)	(965)
Accretion of discounts on loans	(2,473)	(594)
Accretion of securities' discounts	(1,226)	(2,767)
Amortization of securities' premiums	2,168	1,073
Decrease in trading account securities	118	806
Net realized (gain) loss on securities transactions	(88)	2
Net gain on sale of assets	(2,843)	(2,128)
Depreciation and amortization	13,599	17,891
Increase (decrease) in interest receivable	5,629	(4,792)
Decrease in interest payable	(3,371)	(2,446)
Originations of loans held-for-sale	(26,279)	(6,510)
Proceeds from sales of loans held-for-sale	117,513	14,408
Tax benefit from exercise of employee stock options	3,090	2,497
Net change in other assets and liabilities	88,691	23,213

Net cash provided by operating activities	263,599	106,920

Investing Activities
Proceeds from maturities of securities held to maturity	8,421	9,562
Proceeds from sales of securities available for sale	3,662,176	181,295
Proceeds from maturities of securities available for sale	285,195	362,815
Purchases of securities available for sale	(3,863,139)	(587,152)
Purchase of bank-owned life insurance		(100,000)
Net increase in loan portfolio	(74,155)	(31,916)
Net inflow from acquisitions	19,163
Net increase in premises and equipment	(34,662)	(9,007)
Proceeds from sales of repossessed properties	460	707

Net cash provided (used) by investing activities	3,459	(173,696)

Financing Activities
Net (decrease) increase in demand deposits, IOC accounts, and savings accounts	(234,387)	191,589
Net decrease in certificates of deposits	(44,154)	(4,189)
Net increase (decrease) in short-term borrowings	64,836	(20,215)
Proceeds from employee stock purchase plan and options	7,719	2,843
Purchase of treasury stock	(28,733)
Dividends paid	(22,217)	(21,137)

Net cash (used) provided by financing activities	(256,936)	148,891

Increase in cash and cash equivalents	10,122	82,115
Cash and cash equivalents at beginning of year	1,130,702	1,039,083

Cash and cash equivalents at the end of the period	$1,140,824	$1,121,198

Supplemental information:
Interest Paid	$40,318	$79,684

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

	Six Months Ended
	June 30

(in thousands)	2002	2001

Balance at the beginning of the period	$72,881	$63,265
Provision for possible loan losses	12,196	16,031
Net charge-offs:
Losses charged to the allowance	(9,958)	(18,444)
Recoveries	3,458	4,402

Net charge-offs	(6,500)	(14,042)

Balance at the end of the period	$78,577	$65,254

Note C - Impaired Loans

   A loan within the scope of Statement of Financial Accounting Standard ("SFAS") No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are on non-accrual status and included in non-performing assets. At June 30, 2002, the majority of the impaired loans were commercial loans, and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Subsequent to classification as an impaired loan, there was no interest income recognized on these loans for the first six months of 2002 and 2001. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

   The average recorded investment in impaired loans was $30.7 million and $15.5 million for the six months ended June 30, 2002 and 2001 respectively. The following is a summary of loans considered to be impaired:

		June 30

(in thousands)	2002	2001

Impaired loans with no allocated allowance	$7,937	$1,621
Impaired loans with an allocated allowance	18,278	16,997

Total recorded investment in impaired loans	$26,215	$18,618

Allocated allowance	$7,965	$7,318

Note D - Common Stock and Earnings Per Common Share

A reconciliation of earnings per share follows:

	Six Months Ended		Three Months Ended
	June 30		June 30

(in thousands, except per share amounts)	2002	2001	2002	2001

Numerators for both basic and diluted
earnings per share, net income	$60,370	$51,201	$32,653	$28,661

Denominators:
Denominators for basic earnings per share, average outstanding common shares	51,186	51,540	51,120	51,562
Dilutive effect of stock options based on the average price for the period	2,228	2,008	2,436	1,685

Denominators for diluted earnings per share	53,414	53,548	53,556	53,247

Earnings per share:
Basic	$1.18	$.99	$.64	$.56
Diluted	1.13	.96	.61	.54

Note E - Capital

   At June 30, 2002 and 2001, Cullen/Frost's subsidiary bank was considered "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, the highest regulatory rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a Tier 1 risk-based capital ratio of 6.0 percent or greater, a total risk-based capital ratio of 10.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to regulatory actions such as an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have lowered the Corporation's regulatory capital rating since June 30, 2002.

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

   The Tier 1 and Total Capital ratios are calculated by dividing the respective capital amounts by the risk-adjusted assets. The leverage ratio is calculated by dividing Tier 1 Capital by average total assets (excluding intangible assets) for the quarter.

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve Bank. Regulators can initiate certain mandatory actions if the Corporation fails to meet the minimum requirements, which could have a direct material effect on the Corporation's financial statements.

The table below reflects various measures of regulatory capital at June 30, 2002 and 2001 for Cullen/Frost.

	June 30, 2002		June 30, 2001

(in thousands)	Amount	Ratio	Amount	Ratio

Risk-Based
Tier 1 Capital	$604,891	10.67%	$587,793	10.70%
Well capitalized requirement	340,017	6.00	329,536	6.00

Total Capital	$824,593	14.55%	$653,047	11.89%
Well capitalized requirement	566,696	10.00	549,227	10.00

Risk-adjusted assets, net of goodwill	$5,666,957		$5,492,274

Leverage ratio		7.62%		7.78%
Well capitalized requirement		5.00		5.00

Average equity as a percentage of average assets		7.67		7.84

Note F - Income Taxes

The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the six-month periods and quarters ended June 30, 2002 and 2001:

	Six Months Ended		Three Months Ended
	June 30		June 30

(in thousands)	2002	2001	2002	2001

Current income tax expense	$31,868	$25,423	$18,451	$14,546
Deferred income tax benefit	(3,495)	(965)	(3,028)	(303)

Income tax expense as reported	$28,373	$24,458	$15,423	$14,243

Current income tax expense related to the cumulative effect of change in accounting for derivatives
		$1,620

Income tax payments	$18,418	$18,925	$18,418	$18,925

Net deferred tax assets at June 30, 2002 were $18.9 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years.

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

   On March 6, 2002, The Frost National Bank ("Frost Bank") signed a definitive agreement to acquire the location and certain deposits of the Harlingen branch of JPMorgan Chase Bank. This acquisition, which was completed during the second quarter of 2002, allows the Corporation to expand its presence in the Rio Grande Valley.

   Frost Bank assumed approximately $20 million in deposits associated with its acquisition of the Harlingen branch. The Harlingen location became a Frost Bank financial center. This transaction is not expected to have a material impact on Cullen/Frost's 2002 results of operations.

   On August 1, 2001, Frost Insurance Agency ("FIA"), a subsidiary of Frost Bank, completed its acquisition of AIS Insurance & Risk Management ("AIS"), an independent insurance agency based in Fort Worth. AIS offered a broad range of commercial insurance for small to mid-size businesses, including property and casualty, employee benefits (health, life and retirement plans), business succession planning and risk management services. This acquisition was accounted for as a purchase transaction and did not have a material impact on Cullen/Frost's 2001 results of operations.

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

   Cullen/Frost enters into derivative contracts to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivative contracts are carried on the balance sheet at fair value in other assets and other liabilities. Derivatives used for hedging purposes at June 30, 2002 consisted entirely of interest rate swaps used to hedge changes in the fair value of assets and liabilities due to changes in interest rates. As a result of changes in interest rates, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the fair value of the derivative instruments that are associated with the hedged assets and liabilities. When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

   During the second quarter 2002, the Corporation terminated 39 interest rate swap contracts hedging fixed rate commercial loans with a notional value of $93 million. A loss of $3.2 million will be amortized over the remaining life of the commercial loans. At June 30, 2002 the Corporation had 15 fair value type commercial loan/lease interest rate swaps with a notional amount of $44.2 million.

Note I - Accounting Changes

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141, which replaced APB Opinion No. 16, eliminated the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. In addition, it established criteria for recognition of indefinite lived intangible assets separately from goodwill. SFAS No. 141 was effective for purchase-accounting business combinations completed after June 30, 2001. SFAS No. 141 will impact how future acquisitions are accounted for by the Corporation, but had no impact on 2001 results of operations, financial position or liquidity.

   With the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Instead, they are reviewed for impairment at least annually, or when certain indicators are encountered, to determine if they should be written down with a charge to earnings. At June 30, 2002 the Corporation did not have indefinite lived intangible assets other than goodwill. Intangible assets, such as core deposit intangibles, with a determinable useful life will continue to be amortized over their respective useful lives. The Corporation adopted SFAS No. 142 on January 1, 2002.

   SFAS No. 142 requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the first six months after adoption. The impairment test involves identifying separate reporting units based on the reporting structure of the Corporation, then assigning all assets and liabilities, including goodwill, to these units. Goodwill is assigned based on the reporting unit benefiting from the factors that gave rise to the goodwill. Each reporting unit is then tested for goodwill impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Any impairment loss determined with this transitional test would be reported as a change in accounting principle. The Corporation has completed its transitional impairment test of goodwill and did not record an impairment loss as a result of this test.

The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion, in 2001, of goodwill amortization, net of tax:

	Six Months Ended		Three Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Income:
Net income, as reported	$60,370	$51,201	$32,653	$28,661
Goodwill amortization, net of tax		3,674		1,834

Adjusted Net Income	$60,370	$54,875	$32,653	$30,495

Basic earnings per share:
Net Income, as reported	$1.18	$.99	$.64	$.56
Goodwill amortization, net of tax		.06		.03

Adjusted Net Income	$1.18	$1.05	$.64	$.59

Diluted earnings per share:
Net Income, as reported	$1.13	$.96	$.61	$.54
Goodwill amortization, net of tax		.06		.03

Adjusted Net Income	$1.13	$1.02	$.61	$.57

Note J - Operating Segments

   The Corporation has three reportable operating segments: Banking, the Financial Management Group ("FMG") and Frost Securities Inc. ("FSI"). These business units were identified through the products and services that are offered within each unit. Banking includes both commercial and consumer banking services. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. FSI is a full-service investment bank offering financial advisory services, mergers and acquisitions support, equity research, and institutional equity sales and trading. The firm provides institutional investors with in-depth research coverage in energy and communications technology.

   The accounting policies of each reportable segment are the same as those of the Corporation except for the following items, which impact the Banking and FMG segments. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead-type expenses such as executive administration, accounting and internal audit are allocated based on the direct expense level of the operating segment. Prior period amounts have been reclassified to conform to the current year's presentation.

Six Months Ended: (in thousands)	Banking	FMG	FSI	Non-Banks	Consolidated

June 30, 2002
Revenues from (expenses to) external customers	$227,530	$32,466	$6,553	$(4,106)	$262,443

Net income (loss)	$60,669	$6,167	$(1,479)	$(4,987)	$60,370

June 30, 2001
Revenues from (expenses to) external customers	$220,280	$33,702	$5,329	$(4,263)	$255,048

Net income (loss)	$51,108	$6,586	$(2,013)	$(4,480)	$51,201

Three Months Ended: (in thousands)	Banking	FMG	FSI	Non-Banks	Consolidated

June 30, 2002
Revenues from (expenses to) external customers	$116,392	$16,421	$3,966	$(2,042)	$134,737

Net income (loss)	$32,646	$2,986	$(564)	$(2,415)	$32,653

March 31, 2002
Revenues from ( expenses to) external customers	$111,138	$16,045	$2,587	$(2,064)	$127,706

Net income (loss)	$28,023	$3,181	$(915)	$(2,572)	$27,717

June 30, 2001
Revenues from (expenses to) external customers	$109,562	$17,242	$2,926	$(2,059)	$127,671

Net income (loss)	$28,421	$3,694	$(958)	$(2,496)	$28,661

Note K - Subsequent Event

   On July 23, 2002, the Corporation announced that its start-up securities firm, Frost Securities, was exiting all capital markets related activities with the close of business that day. The disposal of the capital markets segment includes research, sales, trading, and capital markets-related investment banking. The move will result in the elimination of approximately forty-four positions, or most of the subsidiary's fifty employees.

   Conditions in the capital markets, combined with the uncertainty of the outlook for the future, made further investments into this segment uneconomic. Cullen/Frost expects to recognize an after-tax charge for discontinued operations in the third quarter of 2002 of approximately $3.9 million or $.07 per diluted common share.

Cullen/Frost intends to maintain a small group of investment banking professionals to continue providing advisory and private equity services to middle market companies in its market area.

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

   Cullen/Frost reported net income of $32.7 million or $.61 per diluted common share for the quarter ended June 30, 2002 compared to $27.7 million or $.52 per diluted common share for the first quarter of 2002 and $28.7 million or $.54 per diluted common share for the second quarter of 2001. Net income for the six months ended June 30, 2002 was $60.4 million or $1.13 per diluted common share compared to $51.2 million or $.96 per diluted common share for the same period of 2001. If the non-amortization of goodwill provisions of SFAS No. 142 (see Note I Accounting Changes on page 10) had been in effect, earnings per diluted common share would have been $.57 for the second quarter and $1.02 for the first six months of 2001.

   Returns on average equity and average assets were 20.89 percent and 1.62 percent, respectively, for the second quarter of 2002 compared to 19.09 percent and 1.50 percent for the second quarter of 2001. For the six months ended June 30, 2002, returns on average equity and average assets were 19.65 percent and 1.51 percent, respectively, compared to 17.31 percent and 1.36 percent for the same period in 2001.

	Six Months Ended		Three Months Ended

	June 30	June 30	June 30	March 31	June 30
Earnings Summary	2002	2001	2002	2002	2001

Taxable-equivalent net interest income	$158,890	$162,176	$80,764	$78,126	$80,367
Taxable-equivalent adjustment	2,422	2,359	1,209	1,213	1,169

Net interest income	156,468	159,817	79,555	76,913	79,198
Provision for possible loan losses	12,196	16,031	5,396	6,800	1,000
Non-Interest income:
Net gain (loss) on securities transactions	88	(2)	88		(12)
Other	105,887	95,233	55,094	50,793	48,485

Total non-interest income	105,975	95,231	55,182	50,793	48,473
Non-Interest expense:
Intangible amortization	3,612	7,632	1,735	1,877	3,752
Other	157,892	158,736	79,530	78,362	80,015

Total non-interest expense	161,504	166,368	81,265	80,239	83,767

Income before income taxes and cumulative effect of
accounting change	88,743	72,649	48,076	40,667	42,904
Income Taxes	28,373	24,458	15,423	12,950	14,243

Income before cumulative effect of accounting change	60,370	48,191	32,653	27,717	28,661
Cumulative effect of change in accounting for
derivatives, net of tax		3,010

Net Income	$60,370	$51,201	$32,653	$27,717	$28,661

Net income per diluted common share:	$1.13	$.96	$.61	$.52	$.54
Return on Average Assets	1.51%	1.36%	1.62%	1.39%	1.50%
Return on Average Equity	19.65	17.31	20.89	18.36	19.09

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income. Net interest income on a taxable-equivalent basis for the second quarter of 2002 was $80.8 million, up from the $78.1 million recorded for the first quarter of 2002 and up slightly from $80.4 million recorded for the second quarter of 2001. Rate and volume components are summarized in the following table:

	First Six Months	Second Quarter	Second Quarter
	2002 vs	2002 vs	2002 vs
Change in Taxable-Equivalent	First Six Months	Second Quarter	First Quarter
Net Interest Income	2001	2001	2002

Due to volume	$12,668	$7,109	$1,164
Due to interest rate spread	(15,954)	(6,712)	1,474

	$(3,286)	$397	$2,638

   Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. Net interest margin was 4.72 percent for the second quarter of 2002 compared to 4.68 percent and 5.00 percent for the first quarter of 2002 and second quarter of 2001, respectively. The decline in the net interest margin from the second quarter of 2001 reflects the impact of sharply reduced interest rates on the Corporation's asset-sensitive balance sheet (the company's earning assets subject to repricing exceed its interest-bearing liabilities that are able to reprice). The federal funds rate declined eleven times during 2001, resulting in an average federal funds rate of 1.75 percent for the first and second quarters of 2002, compared with 4.34 percent for the second quarter of 2001. Despite the decline in net interest margin, the growth in average earning assets, funded primarily by demand deposits, resulted in an increase in net interest income from the second quarter of 2001. Average earning assets for the second quarter of 2002 grew 6.4 percent over the same quarter of 2001.

   Net interest income for the second quarter of 2002 increased by $2.6 million from the preceding quarter primarily as the result of the repricing downward of time deposits and the growth in average loans outstanding.

   The Corporation is funded primarily by core deposits, with demand deposits historically being a strong source of funds. This low cost funding base has historically been a positive to net interest income and margin. However, in a falling rate environment the Corporation suffers margin compression as its earning assets reprice and deposit pricing does not decrease proportionately.

   Net interest spread, which represents the difference between the rate earned on earning assets and the rates paid out on funds, was 4.30 percent for the second quarter of 2002. This was an increase of six basis points from the first quarter of 2002 and seven basis points from the second quarter of 2001. The net interest spread for the six months ended June 30, 2002 was 4.27 percent, an increase of four basis points from 4.23 percent for the same period of 2001.

   Net interest margin was 4.70 percent for the six months ended June 30, 2002 compared to 5.09 percent a year ago. This decline in the net interest margin reflects the impact of sharply reduced interest rates on the Corporation's asset-sensitive balance sheet. Net interest income for the six months ended June 30, 2002 decreased $3.3 million from a year ago. This is primarily the result of declines in the Federal Funds rate of 200 basis points from June 30, 2001 combined with constrained loan growth over the same period.

Non-Interest Income

   Total non-interest income for the quarter was up $4.4 million or 8.6 percent compared to the first quarter of 2002 and up $6.7 million or 13.8 percent from the second quarter of 2001. Other non-interest income for the second quarter 2002 includes a gain of $2.6 million associated with the accelerated sale of student loans. Total non-interest income for the six months ended June 30, 2002 was up $10.7 million or 11.3 percent compared to the same period last year.

	Six Months Ended		Three Months Ended

	June 30	June 30	June 30	March 31	June 30
Non-Interest Income	2002	2001	2002	2002	2001

Trust fees	$24,188	$24,843	$12,073	$12,115	$12,837
Service charges on deposit accounts	37,992	34,551	19,585	18,407	18,051
Insurance commissions	11,143	7,493	5,537	5,606	3,598
Other service charges, collection and exchange
Charges, commissions and fees	13,984	12,599	7,939	6,045	6,665
Net gain (loss) on securities transactions	88	(2)	88		(12)
Other	18,580	15,747	9,960	8,620	7,334

Total	$105,975	$95,231	$55,182	$50,793	$48,473

For the second quarter 2002...

   Trust fees were flat despite the continuing decline and volatility in the current market environment (the S&P 500 was down 16 percent on average from the second quarter of 2001) compared to the first quarter of 2002 and down $764 thousand compared to the second quarter of 2001. Trust income was down from the second quarter 2001 due to a decrease of $751 thousand in oil and gas fees, which were impacted by the decrease in oil prices. Partially offsetting this decrease was new revenue of $156 thousand to the Corporation related to securities lending. The securities lending program, which the Corporation began to offer in the fourth quarter of 2001, offers institutional investors the opportunity to add incremental returns on their investment and pension portfolios by lending custodial-held securities to broker/dealers. The market value of trust assets at the end of the second quarter of 2002 was $12.9 billion, down $671 million and $260 million from the first quarter of 2002 and second quarter of 2001, respectively. Trust assets were comprised of managed assets of $5.9 billion and custody assets of $7.0 billion compared to $5.8 billion and $7.3 billion, respectively, a year ago.

   Service charges on deposit accounts for the second quarter of 2002 increased $1.2 million or 6.4 percent from the first quarter of this year. This increase was mainly due to higher fees on commercial accounts associated with higher treasury management activity. These higher fees were due in large part to five additional business days in the second quarter. In addition to the higher commercial account fees, there was a modest increase in consumer overdraft charges and NSF income. When compared to the second quarter of 2001 service charges increased by $1.5 million or 8.5 percent. This increase was mainly due to higher fees associated with commercial accounts resulting primarily from higher treasury management activity, a lower earnings credit rate and higher billable services, offset in part by lower overdraft fees and NSF charges.

   Insurance commissions were flat compared to the first quarter of 2002 and up $1.9 million, or 53.9 percent compared to the second quarter of 2001. The increase from the second quarter a year ago was the combined result of the acquisition of AIS Insurance & Risk Management ($1.0 million of the increase), continued selling efforts and the effect of higher insurance premiums on commission revenues, as the insurance market has started to tighten the availability of certain products.

   Other service charges were up $1.9 million or 31.3 percent compared to the previous quarter and up $1.3 million or 19.1 percent from the same quarter a year ago. The increase from both periods was related to higher equity sales commission revenue and corporate finance fees at Frost Securities.

   Other non-interest income increased $1.3 million or 15.6 percent when compared to the previous quarter this year and $2.6 million or 35.8 percent when compared to the second quarter a year ago. The increase from both periods was primarily related to the $2.6 million pre-tax gain on an accelerated sale of student loans, which are normally sold in due course throughout the year, combined with higher FMG annuity fee income. Offsetting this gain was the impact of the sale of a data processing center during the first quarter of 2002. The previous quarter included $1 million earned by FIA related to the performance of insurance policies placed with various insurance carriers, that is seasonal and typically received in the first quarter of each year.

For the six months ended June 30, 2002...

   Trust income was down $655 thousand from the first half of last year, primarily in oil and gas fees decreasing $1.2 million, impacted by the decrease in oil prices, partially offset by new revenues from securities lending of $354 thousand. Service charges on deposits increased $3.4 million or 10.0 percent compared to the same period one year ago. This increase was mainly due to higher treasury management fees on commercial accounts, related to a lower earnings credit rate, which resulted in the Corporation receiving more payment for services through fees than through the use of balances, as well as higher billable services, offset by lower overdraft fees and NSF charges. Insurance commissions increased $3.7 million or 48.7 percent compared to the same period a year ago. The increase was the combined result of the impact of the acquisition of AIS during the third quarter of 2001 ($1.9 million), continued selling efforts and the effect of higher insurance premiums on commission revenues, as the insurance market has started to tighten the availability of certain products. Other service charge income increased $1.4 million or 11.0 percent from the same period last year. The increase was related to higher equity sales commission revenue and corporate finance fees at Frost Securities. Other income was up $2.8 million or 18.0 percent compared to the same period last year. The increase was primarily related to the $2.6 million pre-tax gain on the accelerated sale of student loans that were scheduled to reprice downward at the end of the period. These loans are normally sold in due course throughout the year. Also contributing to the increase was the increase in cash surrender value on bank owned life insurance policies and higher FMG annuity fee income. Included in 2001, was a $1.1 million gain recognized from the sale of an interest rate floor.

Non-Interest Expense

   Total non-interest expense for the quarter was up $1.0 million or 1.3 percent compared to the first quarter of 2002 and down $2.5 million, or 3.0 percent compared to the second quarter of 2001. Total non-interest expense for the six months ended June 30 2002 was down $4.9 million or 2.9 percent compared to the same period last year. The comparisons to 2001 for intangible amortization are impacted by the implementation of SFAS No. 142.

	Six Months Ended		Three Months Ended

	June 30	June 30	June 30	March 31	June 30
Non-Interest Expense	2002	2001	2002	2002	2001

Salaries and wages	$72,136	$72,321	$35,996	$36,140	$36,711
Employee benefits	17,590	17,250	8,664	8,926	8,339
Net occupancy	14,806	14,546	7,393	7,413	7,343
Furniture and equipment	11,415	12,252	5,591	5,824	6,240
Intangible amortization	3,612	7,632	1,735	1,877	3,752
Other	41,945	42,367	21,886	20,059	21,382

Total	$161,504	$166,368	$81,265	$80,239	$83,767

For the second quarter 2002...

   Salaries and wages were flat compared with the first quarter of 2002 and were down $715 thousand or 2.0 percent from the second quarter of 2001. During the fourth quarter of 2001, four percent of the staff accepted voluntary early retirement and an additional two percent were impacted by a reduction in workforce. The decrease from the second quarter a year ago is a result of these events, partially offset by the reinstatement of the accrual for potential performance related bonuses. Employee benefits were down $262 thousand or 2.9 percent compared to last quarter and up $325 thousand or 3.9 percent compared to the second quarter of 2001. When compared to the first quarter of 2002, payroll taxes paid decreased as some employees reached the maximum level for the year, which was partially offset by an increase in medical costs. When compared to the second quarter of 2001, the increase was primarily related to higher medical costs.

   Net occupancy expense remained flat with the first quarter of 2002 and the second quarter of 2001. Frost Bank completed the planned repurchase of both the twenty-one story office tower and the nine-story adjacent parking garage facility during the second quarter of 2002. The total purchase price of the office tower and the adjacent parking garage was $41 million. This transaction had the effect of decreasing lease expense; however, increases in lease expense related to other facilities partially offset this decrease. Furniture and equipment expense was down $233 thousand or 4.0 percent and $649 thousand or 10.4 percent from the first quarter of 2002 and the second quarter of 2001, respectively. The decrease from both periods is related to lower service contracts expense, software maintenance, depreciation and repair costs.

   Intangible amortization decreased $142 thousand or 7.6 percent and $2.0 million or 53.8 percent from the first quarter of 2002 and the second quarter of 2001, respectively. The decrease from a year ago was substantially due to the implementation of SFAS No. 142, which replaced the practice of amortizing goodwill and indefinite lived intangible assets with an annual review for impairment. See Note I "Accounting Changes" on page 10 for further discussion on this statement.

   Other non-interest expense was up $1.8 million or 9.1 percent and up $504 thousand or 2.4 percent from the first quarter of 2002 and the second quarter of 2001, respectively. The increase from the prior quarter was primarily due to higher sundry losses (including a $400 thousand write-down of foreclosed property), up $966 thousand, and higher travel costs up $228 thousand. The increase from the year ago quarter was also impacted by the higher sundry losses, up $1.2 million when compared to that quarter. Federal Reserve charges were also up $455 thousand, when compared to the second quarter last year, due to the impact of lower rates. These increases were partially offset by lower attorney and other professional expense.

For the six months ended June 30, 2002...

   Salaries and wages remained flat compared to the same period a year ago primarily related to the voluntary early retirement and the reduction in workforce, offset by the reinstatement of the accrual for potential performance related bonuses. Employee benefits increased $340 thousand or 2.0 percent from the same period last year due primarily from higher medical costs. Net occupancy was up $260 thousand or 1.8 percent compared to a year ago. The increase was related to higher property taxes and higher lease expense related to various facilities offset by the benefit of lower lease expense related to the purchase of the twenty-one story office tower and the nine-story adjacent parking garage facility, discussed above. Furniture and equipment expense decreased $837 thousand or 6.8 percent due primarily to lower depreciation and software maintenance costs. Intangible amortization decreased $4.0 million or 52.7 percent from a year ago almost all related to the implementation of SFAS No. 142. See Note I on page 10 for further information. Other non-interest expenses decreased $422 thousand or 1.0 percent primarily due to lower attorney fees and other professional expenses, and a broad based decrease in operating expenses, offset by higher Federal Reserve service charges, due to the lower interest rate environment, and higher sundry losses.

Results of Segment Operations

   The Corporation's operations are managed along three Operating Segments: Banking, the Financial Management Group ("FMG") and Frost Securities Inc. ("FSI"). A description of each business and the methodologies used to measure financial performance are described in Note J to the Consolidated Financial Statements on page 11. The following table summarizes net income by Operating Segment for the quarters and six months ending June 30, 2002 and 2001:

	Six Months Ended		Three Months Ended

	June 30	June 30	June 30	March 31	June 30
	2002	2001	2002	2002	2001

Banking	$60,669	$51,108	$32,646	$28,023	$28,421
Financial Management Group	6,167	6,586	2,986	3,181	3,694
Frost Securities Inc.	(1,479)	(2,013)	(564)	(915)	(958)
Non-Banks	(4,987)	(4,480)	(2,415)	(2,572)	(2,496)

Consolidated Net Income	$60,370	$51,201	$32,653	$27,717	$28,661

Banking

   Net income was $32.6 million for the second quarter of 2002, up 14.9 percent from $28.4 million for the same period of 2001. The increase in net income in the second quarter of 2002 versus 2001 reflects the impact of higher net interest income and non-interest income combined with lower non-interest expense, partially offset by a higher provision for possible loan losses.

   Net interest income was up $1.0 million due to the growth in average earning assets, funded primarily by demand deposits, despite the impact of sharply declining interest rates on the banking group's asset -sensitive balance sheet. The average federal funds rate declined from 4.34 percent for the second quarter of 2001 to 1.75 percent for the second quarter of 2002.

   Non-interest income was up $5.8 million from the second quarter of last year as the result of the $2.6 million gain on the accelerated sale of student loans, higher service charges on deposit accounts (see Service charges discussion in non-interest income on page 15) and FIA's higher insurance commissions.

   Non-interest expense decreased $3.5 million, or 5.3 percent from the year ago quarter. As the result of the non-amortization of goodwill provision of SFAS No. 142, intangible amortization decreased $1.9 million or 53.1 percent from the second quarter last year. Salaries and benefits were down $1.5 million or 4.3 percent, as the result of the early retirement program and the reduction in force implemented in the fourth quarter of 2001, partially offset by higher medical costs.

   The Corporation recorded a $5.4 million provision for possible loan losses during the second quarter of 2002, compared to $1.0 million recorded during the second quarter of 2001. Net charge-offs for the second quarter of 2002 were $4.1 million compared with net recoveries of $189 thousand in the same quarter a year ago. The higher provision from the prior year quarter is reflective of the higher net charge-off level and the continued uncertainty in the current economy.

   FIA, which is included in the Banking operating segment, had gross revenues of $5.6 million during the second quarter of 2002 as compared with $3.9 million in the same period of 2001. Insurance commissions were the largest component of these revenues, increasing $1.9 million or 53.9 percent over 2001. This increase reflects the acquisition on August 1, 2001 of AIS ($1.0 million), continued selling efforts and the effect of higher insurance premiums on commission revenues, due to the tightening insurance markets for some products.

Financial Management Group

   Net income for the second quarter of 2002 was $3.0 million, down $708 thousand or 19.2 percent compared to $3.7 million for the same period of 2001. This decline in earnings results from lower net interest income and non-interest income combined with higher non-interest expense.

   Net interest income was down $637 thousand compared to the previous year quarter as the lower rate environment has reduced the funds transfer price paid on FMG's securities sold under repurchase agreements. Non-interest income was down $184 thousand from second quarter of 2001, primarily due to lower oil and gas fees (down $751 thousand) due to lower prices, offset by higher annuity income (up $590 thousand) and the securities lending program ($156 thousand), which is further described in the "Non-Interest Income" section.

   Most of the increase in operating expenses, up $231 thousand from the same quarter last year, was due to higher salaries and benefits, which were up $395 thousand, due to higher commissions paid and an increase in the number of employees.

Frost Securities Inc.

   FSI's operating loss of $564 thousand for the second quarter of 2002 was a 41.1 percent improvement from the loss for the same period last year. Total revenues were up $1.0 million or 35.5 percent over 2001 driven primarily by higher corporate finance fees. FSI revenues represented approximately 7.2 percent of the Corporation's non-interest income during the second quarter of 2002.

Non-interest expenses for the second quarter of 2002 were up $461 thousand to $4.8 million, primarily related to compensation expenses.
On July 23, 2002, Cullen/Frost announced that FSI was exiting all capital markets related activities with the close of business that day. See Note K, Subsequent Event on page 11 for more information.

Non-Banks

The operating loss for non-banks in the second quarter of 2002 was flat with the same period of 2001.

Income Taxes

   Cullen/Frost recognized income tax expense of $15.4 million for the second quarter of 2002, compared to $13.0 million for the first quarter of 2002, and $14.2 million in the second quarter of 2001. The effective tax rate for the second quarter of 2002 was 32.08 percent compared 31.84 percent for the first quarter of 2002 and 33.20 percent for the second quarter of 2001. The lower effective tax rate in the second quarter of 2002 compared to the second quarter in 2001 was mainly due to an increase in tax exempt income resulting from the purchase of bank owned life insurance purchased during the second quarter of 2001, and to the decrease in nondeductible goodwill amortization in 2002 as a result of the implementation of SFAS No. 142.

Balance Sheet

Average assets for the second quarter of 2002 were $8.1 billion flat with the first quarter of 2002 and up $410 million or 5.3 percent from the second quarter of 2001.

   Total deposits averaged $6.7 billion for the current quarter down $28 million or 1.7 percent on an annualized basis compared with the previous quarter and up $241 million or 3.7 percent when compared to the second quarter of 2001. Excluding the decline in deposits related to a large mortgage originator and servicing customer for which Frost Bank is the depository and clearing bank ($83.5 million from the prior quarter and $58.7 million from the second quarter of 2001), total deposits would have increased 3.4 percent on an annualized basis from the prior quarter and 4.8 percent from the same quarter a year ago. The largest increase over the second quarter of 2001 was in average demand deposits, up $326 million or 17.0 percent, primarily due to an increase in correspondent banking deposits.

Average loans for the second quarter of 2002 were $4.6 billion, up 4.8 percent on an annualized basis from the first quarter of 2002 and flat with the second quarter of last year.

Loans

   Total period-end loans for the second quarter 2002 were $4.5 billion, down $61 million or 5.4 percent on an annualized basis compared to the first quarter 2002 and down $48 million or 1.1 percent compared to the second quarter 2001. The student loan portfolio decreased $101.4 million to $11.7 million at June 30, 2002 from $113.1 million at March 31, 2002 as a result of the acceleration in sales of loans which would have normally been sold in the ordinary course of business over an extended period. These loans were scheduled to reprice to lower rates at the end of the period. The Corporation continues to originate student loans. The Corporation withdrew from the mortgage origination business as well as the indirect lending business during 2000, and these portfolios continue to decrease through payoffs and refinancings. The shared national credits portfolio ("SNCs"), discussed later in this section, decreased by $36 million from the first quarter of 2002 and decreased by $57 million from the second quarter a year ago. The mortgage, indirect and student loan portfolios are also discussed in more detail later in this section. Excluding the impact from these four portfolios (SNCs, mortgage, indirect and student loans), the total period-end loan portfolio increased by 10.0 percent on an annualized basis from the first quarter 2002 and grew 5.9 percent over the second quarter of 2001.

Loan Portfolio	June 30	Percentage	March 31	December 31	June 30
Period-End Balances	2002	of Total	2002	2001	2001

Real estate:
Construction:
Commercial	$381,592	8.5%	$390,724	$373,431	$364,121
Consumer	42,203.9		41,500	44,623	47,200
Land:
Commercial	129,388	2.9	120,496	128,782	138,572
Consumer	10,578.2		10,550	7,040	7,292
Commercial real estate mortgages	1,023,085	22.8	1,000,888	994,485	985,904
1-4 Family residential mortgages	212,204	4.7	224,372	244,897	283,065
Other consumer real estate	283,291	6.3	279,183	278,849	273,870

Total real estate	2,082,341	46.3	2,067,713	2,072,107	2,100,024
Commercial and industrial	2,098,176	46.6	2,052,952	1,985,447	1,952,325
Consumer:
Indirect	42,908	1.0	52,667	65,217	98,216
Other	259,701	5.8	371,197	345,899	346,422
Other, including foreign	23,684.5		20,851	54,943	55,689
Unearned discount	(8,905)	(.2)	(6,288)	(5,005)	(6,762)

Total	$4,497,905	100.0%	$4,559,092	$4,518,608	$4,545,914

   At June 30, 2002, the majority of the loan portfolio was comprised of the commercial and industrial loan portfolio totaling $2.1 billion or 46.6 percent of total loans and the real estate loan portfolio totaling $2.1 billion or 46.3 percent of total loans. The real estate total includes both commercial and consumer balances.

   The commercial and industrial loan portfolio increased 7.5 percent from the second quarter 2001 to 2.1 billion and increased 12.0 percent for the same period after adjusting for the decline in SNCs. At June 30, 2002, approximately 93 percent of the outstanding balance of SNCs were included in the commercial and industrial portfolio, with the remainder included in the real estate categories. The
Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate collateral margins. The commercial and industrial loan portfolio also includes the commercial lease portfolio and asset-based lending. At June 30, 2002, the commercial lease portfolio totaled $56.3 million and asset-based loans totaled $61.9 million compared with March 31, 2002 balances of $43.5 million and $45.1 million, respectively, and June 30, 2001 balances of $41.1 million and $45.5 million, respectively.

   The Corporation had a total SNCs portfolio of approximately $201 million outstanding at June 30, 2002, down from $237 million at March 31, 2002 and down from $258 million at June 30, 2001. At June 30, 2002, approximately 40 percent of the SNCs were energy related with the remainder diversified throughout various industries. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, the Corporation must have an existing banking relationship or the expectation of broadening the relationship with other bank products.

   Total real estate loans at June 30, 2002 were $2.1 billion, up 2.8 percent from March 31, 2002. However, excluding the decline in the 1-4 family residential mortgage portfolio, which is discussed below, total real estate loans increased $26.8 million or 5.8 percent on an annualized basis from the first quarter of 2002, and $53.2 million or 2.9 percent from June 30, 2001. The commercial real estate portfolio, which totals $1.5 billion, represents over 73 percent of the total real estate loans at June 30, 2002. The majority of this portfolio is commercial real estate mortgages, which includes both permanent and intermediate term loans. The diversity in the commercial real estate portfolio allows the Corporation to reduce the impact of a decline in any single industry.

   The primary focus of the commercial real estate portfolio has been loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as a commercial real estate loan. At June 30, 2002, approximately 49 percent of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, at June 30, 2002 totaled $851 million, down 52.5 percent on an annualized basis from March 31, 2002. Excluding the impact of the student loan sale, 1-4 family residential mortgage and indirect lending portfolios, total consumer loans decreased by 3.5 percent on an annualized basis from the first quarter of 2002. As the following table illustrates, the consumer loan portfolio has four distinct segments - consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

Consumer Portfolio	June 30	March 31	December 31	June 30
Period-End Balances (in millions)	2002	2002	2001	2001

Construction	$42.2	$41.5	$44.6	$47.2
Land	10.6	10.5	7.0	7.3
Other consumer real estate	283.3	279.2	278.9	273.9

Total consumer real estate	336.1	331.2	330.5	328.4
Consumer non-real estate	259.7	371.2	345.9	346.4
Indirect	42.9	52.7	65.2	98.2
1-4 Family residential mortgages	212.2	224.4	244.9	283.1

Total Consumer loans	$850.9	$979.5	$986.5	$1,056.1

   The consumer non-real estate loan segment was $259.7 million at June 30, 2002 compared to $371.2 million at March 31, 2002. Loans in this segment were impacted by the student loan sale and also include automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

   The indirect consumer loan segment was $42.9 million at June 30, 2002, a decrease of $55.3 million or 56.3 percent since June 30, 2001. At June 30, 2002, the majority of the portfolio was comprised of new and used automobile loans (53.5 percent of total), as well as purchased home improvement and home equity loans (43.5 percent of total). The portfolio is not expected to completely pay off by year-end 2002 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to continue to decline over the remainder of the year.

   The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. These types of loans are now offered through the Corporation's co-branding arrangement with GMAC Mortgage. At June 30, 2002, the 1-4 family residential loan segment totaled $212.2 million down from $224.4 million at March 31, 2002. This portfolio will continue to decline due to the decision to withdraw from the mortgage origination business and the high level of mortgage refinancings during the current low rate environment.

   Loans to Mexico based borrowers, secured by liquid assets held in the United States, were $9.9 million at June 30, 2002, $10.3 million at March 31, 2002, and $14.7 million at June 30, 2001. Cullen/Frost's cross-border outstandings to Mexico excluding these loans totaled $414 thousand at June 30, 2002 up from $63 thousand at December 31, 2001 and from $74 thousand at June 30, 2001. At June 30, 2002 and 2001, none of the Mexico-related loans were on non-performing status.

Loan Commitments

   In the normal course of business, in order to meet the financial needs of its customers, Cullen/Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit, which commit the Corporation to make payments to or on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. Commitments to extend credit and standby letters of credit amounted to $2.4 billion and $114.8 million, respectively, at June 30, 2002. Included in the allowance for possible loan losses at June 30, 2002 was approximately $1.6 million associated with unfunded loan commitments. Commercial and industrial loan commitments represent approximately 76.3 percent of the total loan commitments outstanding at June 30, 2002. Acceptances due from customers at June 30, 2002 were $3.1 million.

Non-Performing Assets

	Real
June 30, 2002	Estate	Other	Total

Non-accrual loans	$10,026	$20,063	$30,089
Foreclosed assets	3,667		3,667

Total	$13,693	$20,063	$33,756

As a percentage of total
non-performing assets	40.6%	59.4%	100.0%

   Non-performing assets totaled $33.8 million at June 30, 2002 down 16.9 percent from $40.6 million at March 31, 2002 and up 31.3 percent from $25.7 million at June 30, 2001. During the second quarter of 2002, the Corporation sold its remaining interests in a non-accrual loan with a carrying value of $7.7 million. This loan, made to a private company in the marketing and sales promotion industry, was a large SNC that went on non-accrual status in the third quarter of 2001. This transaction resulted in a recovery of $1.25 million, which was credited against the allowance for possible loan losses.

   Non-performing assets as a percentage of total loans and foreclosed assets were .75 percent at June 30, 2002 compared to .89 percent last quarter and .57 percent one year ago. Non-performing assets as a percentage of total assets were .41 percent at the end of the second quarter 2002 compared to .50 percent for the first quarter of 2002 and .33 percent for the second quarter 2001. The level of non-performing assets at June 30, 2002 at .41 percent of total assets was within the range of previous guidance.

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

   The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was approximately $303 thousand for the second quarter of 2002, compared to approximately $561 thousand for the first quarter of 2002 and approximately $473 thousand for the second quarter of 2001. Accruing loans past due are summarized below:

	June 30	March 31	June 30
ACCRUING LOANS PAST DUE	2002	2002	2001

30 to 89 days	$39,605	$29,345	$31,656
90 days or more	5,801	6,568	13,369

Total	$45,406	$35,913	$45,025

Allowance for Possible Loan Losses

   The allowance for possible loan losses was $78.6 million or 1.75 percent of period-end loans at June 30, 2002, compared to $77.3 million or 1.70 percent for the first quarter of 2002 and $65.3 million or 1.44 percent at June 30, 2001. The allowance for possible loan losses as a percentage of non-accrual loans was 261 percent at June 30, 2002, compared to 212 percent and 285 percent at the end of the first quarter of 2002 and the second quarter of 2001, respectively.

   The Corporation recorded a $5.4 million provision for possible loan losses during the second quarter of 2002, compared to $6.8 million during the prior quarter and $1.0 million recorded during the second quarter of 2001. The higher provision from the prior year quarter is reflective of the higher net charge-off level and the continued uncertainty in the current economy.

   Net charge-offs in the second quarter of 2002 totaled $4.1 million, compared to net charge-offs of $2.4 million in the prior quarter and a net recovery of $189 thousand for the second quarter of 2001. The second quarter 2002 charge-off level was related to two commercial and industrial loans offset in part by the previously mentioned recovery on the sale of a non-accrual loan. See the Non-Performing Assets section on page 22 for further information. The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.

23

	2002		2001

	Second	First	Second
NET CHARGE-OFFS (RECOVERIES)	Quarter	Quarter	Quarter

Real Estate	$808	$59	$(688)
Commercial and industrial	2,942	1,830	84
Consumer	351	413	387
Other, including foreign	18	79	28

	$4,119	$2,381	$(189)

Provision for possible loan losses	$5,396	$6,800	$1,000
Allowance for possible loan losses	78,577	77,300	65,254

Capital and Liquidity

   At June 30, 2002, shareholders' equity was $647.8 million compared to $612.4 million at June 30, 2001 and $604.2 million at March 31, 2002. In addition to net income of $60.4 million, activity in shareholders' equity during 2002 included $22.2 million of dividends paid and $28.7 million paid for repurchasing shares of the Corporation's common stock. The accumulated other comprehensive income component of equity was $17.8 million as of June 30, 2002 compared to a loss of $14.0 million as of December 31, 2001. This change resulted from the $31.8 million, net of tax, of unrealized gain on securities available for sale as of June 30, 2002. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note E "Capital" on page seven for a discussion of Cullen/Frost's capital ratios.

   Cullen/Frost's board of directors raised the cash dividend in the second quarter of 2002 to $.22 per common share from $.215 per common share paid each quarter since the second quarter of 2001. This equates to a dividend payout ratio of 34.4 percent, 39.7 percent and 38.7 percent for the second and first quarters of 2002 and the second quarter of 2001, respectively. In addition, the Corporation announced in the third quarter of 2001 that its board of directors had authorized the repurchase of up to 2.6 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. As of June 30, 2002, 1.2 million shares at a cost of $39.2 million had been repurchased under this program.

Funding sources available at the holding company level include a $25 million short-term line of credit. There were no borrowings outstanding from this source at June 30, 2002.

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

Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
(dollars in thousands - taxable-equivalent basis)	June 30, 2002			June 30, 2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Time deposits	$14,682	$115	1.58%	$7,071	$215	5.24%
Securities:
U.S. Treasury	36,168	376	2.09	59,556	1,784	6.04
U.S. Government agencies and corporations	1,867,572	55,386	5.93	1,339,492	43,525	6.50
States and political subdivisions
Tax-exempt	176,725	6,164	6.98	163,199	5,851	7.17
Taxable	2,232	74	6.63	3,378	109	6.48
Other	31,659	616	3.89	34,793	1,050	6.04

Total securities	2,114,356	62,616	5.92	1,600,418	52,319	6.54
Federal funds sold and securities purchased
under resale agreements	107,684	1,000	1.85	238,654	5,764	4.80
Loans, net of unearned discount	4,560,801	134,603	5.95	4,561,781	188,895	8.35

Total Earning Assets and Average Rate Earned	6,797,523	198,334	5.87	6,407,924	247,193	7.76
Cash and due from banks	816,614			741,280
Allowance for possible loan losses	(77,225)			(64,529)
Premises and equipment	151,250			150,477
Accrued interest and other assets	392,596			331,444

Total Assets	$8,080,758			$7,566,596

Liabilities:
Demand deposits:
Commercial and individual	$1,898,118			$1,744,306
Correspondent banks	440,859			242,229
Public funds	41,051			37,486

Total demand deposits	2,380,028			2,024,021
Time deposits:
Savings and Interest-on-Checking	1,022,338	965.19		960,548	2,542.53
Money market deposit accounts	1,813,393	11,619	1.29	1,802,539	30,022	3.36
Time accounts	1,175,498	13,971	2.40	1,279,978	33,333	5.25
Public funds	343,073	2,632	1.55	301,746	6,065	4.05

Total time deposits	4,354,302	29,187	1.35	4,344,811	71,962	3.34

Total deposits	6,734,330			6,368,832
Federal funds purchased and securities sold
under repurchase agreements	340,680	2,497	1.46	361,322	7,779	4.28
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	98,637	4,238	8.59	98,582	4,238	8.60
Subordinated notes payable and other notes
payable	152,082	3,114	4.13	3,347	109	6.57
Other borrowings	21,118	408	3.90	31,623	929	5.93

Total Interest-Bearing Funds and Average
Rate Paid	4,966,819	39,444	1.60	4,839,685	85,017	3.53

Accrued interest and other liabilities	114,406			106,530

Total Liabilities	7,461,253			6,970,236
Shareholders' Equity	619,505			596,360

Total Liabilities and Shareholders' Equity	$8,080,758			$7,566,596

Net interest income		$158,890			$162,176

Net interest spread			4.27%			4.23%

Net interest income to total average earning assets			4.70%			5.09%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2002			March 31, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Time deposits	$13,868	$65	1.89%	$15,504	$50	1.30%
Securities:
U.S. Treasury	58,028	290	2.00	14,065	85	2.47
U.S. Government agencies and corporations	1,865,691	27,470	5.89	1,869,473	27,917	5.97
States and political subdivisions
Tax-exempt	176,419	3,078	6.98	177,035	3,086	6.97
Taxable	2,229	37	6.64	2,234	37	6.62
Other	33,965	348	4.10	29,328	268	3.65

Total securities	2,136,332	31,223	5.85	2,092,135	31,393	6.00
Federal funds sold and securities purchased
under resale agreements	112,638	524	1.84	102,674	476	1.85
Loans, net of unearned discount	4,587,665	67,896	5.94	4,533,639	66,707	5.97

Total Earning Assets and Average Rate Earned	6,850,503	99,708	5.83	6,743,952	98,626	5.90
Cash and due from banks	766,820			866,962
Allowance for possible loan losses	(79,512)			(74,912)
Premises and equipment	154,785			147,677
Accrued interest and other assets	397,713			401,632

Total Assets	$8,090,309			$8,085,311

Liabilities:
Demand deposits:
Commercial and individual	$1,869,124			$1,927,435
Correspondent banks	472,994			408,367
Public funds	38,442			43,689

Total demand deposits	2,380,560			2,379,491
Time deposits:
Savings and Interest-on-Checking	1,023,782	490.19		1,020,878	475.19
Money market deposit accounts	1,818,573	5,783	1.28	1,808,156	5,835	1.31
Time accounts	1,164,320	6,347	2.19	1,186,800	7,624	2.61
Public funds	332,982	1,256	1.51	353,275	1,377	1.58

Total time deposits	4,339,657	13,876	1.28	4,369,109	15,311	1.42

Total deposits	6,720,217			6,748,600
Federal funds purchased and securities sold
under repurchase agreements	353,525	1,310	1.47	327,692	1,187	1.45
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	98,644	2,119	8.59	98,630	2,119	8.60
Subordinated notes payable and other notes
payable	151,996	1,466	3.86	152,170	1,648	4.33
Other borrowings	19,325	173	3.60	22,929	235	4.16

Total Interest-Bearing Funds and Average
Rate Paid	4,963,147	18,944	1.53	4,970,530	20,500	1.66

Accrued interest and other liabilities	119,790			123,173

Total Liabilities	7,463,497			7,473,194
Shareholders' Equity	626,812			612,117

Total Liabilities and Shareholders' Equity	$8,090,309			$8,085,311

Net interest income		$80,764			$78,126

Net interest spread			4.30%			4.24%

Net interest income to total average earning assets			4.72%			4.68%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	December 31, 2001			September 30, 2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Time deposits	$8,433	$44	2.06%	$6,104	$72	4.67%
Securities:
U.S. Treasury	62,885	346	2.18	17,738	164	3.66
U.S. Government agencies and corporations	1,741,198	26,488	6.09	1,596,137	25,251	6.33
States and political subdivisions
Tax-exempt	174,457	3,038	6.97	168,484	2,959	7.03
Taxable	2,250	37	6.57	2,796	46	6.53
Other	29,859	285	3.82	29,426	254	3.46

Total securities	2,010,649	30,194	6.01	1,814,581	28,674	6.32
Federal funds sold and securities purchased
under resale agreements	202,824	1,155	2.23	331,845	2,864	3.38
Loans, net of unearned discount	4,551,040	72,881	6.35	4,512,277	82,637	7.27

Total Earning Assets and Average Rate Earned	6,772,946	104,274	6.12	6,664,807	114,247	6.81
Cash and due from banks	930,601			820,091
Allowance for possible loan losses	(80,382)			(65,561)
Premises and equipment	149,950			150,157
Accrued interest and other assets	417,922			387,047

Total Assets	$8,191,037			$7,956,541

Liabilities:
Demand deposits:
Commercial and individual	$2,087,115			$1,955,445
Correspondent banks	303,831			262,399
Public funds	43,766			40,859

Total demand deposits	2,434,712			2,258,703
Time deposits:
Savings and Interest-on-Checking	981,430	475.19		962,999	588.24
Money market deposit accounts	1,859,110	7,418	1.58	1,839,010	10,571	2.28
Time accounts	1,236,146	10,413	3.34	1,268,349	13,355	4.18
Public funds	323,523	1,601	1.96	297,830	2,316	3.09

Total time deposits	4,400,209	19,907	1.79	4,368,188	26,830	2.44

Total deposits	6,834,921			6,626,891
Federal funds purchased and securities sold
under repurchase agreements	316,599	1,435	1.77	366,360	2,840	3.03
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	98,616	2,119	8.60	98,602	2,118	8.60
Subordinated notes payable and other notes
payable	152,142	2,053	5.40	99,678	1,575	6.32
Other borrowings	30,068	401	5.30	32,338	464	5.70

Total Interest-Bearing Funds and Average
Rate Paid	4,997,634	25,915	2.06	4,965,166	33,827	2.70

Accrued interest and other liabilities	124,902			103,718

Total Liabilities	7,557,248			7,327,587
Shareholders' Equity	633,789			628,954

Total Liabilities and Shareholders' Equity	$8,191,037			$7,956,541

Net interest income		$78,359			$80,420

Net interest spread			4.06%			4.11%

Net interest income to total average earning assets			4.60%			4.80%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2001

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Time deposits	$7,751	$99	5.11%
Securities:
U.S. Treasury	17,028	192	4.52
U.S. Government agencies and corporations	1,337,607	21,427	6.41
States and political subdivisions
Tax-exempt	163,453	2,908	7.12
Taxable	3,388	55	6.46
Other	32,751	469	5.73

Total securities	1,554,227	25,051	6.45
Federal funds sold and securities purchased
under resale agreements	315,871	3,520	4.41
Loans, net of unearned discount	4,559,623	90,157	7.93

Total Earning Assets and Average Rate Earned	6,437,472	118,827	7.40
Cash and due from banks	806,665
Allowance for possible loan losses	(65,728)
Premises and equipment	150,376
Accrued interest and other assets	351,930

Total Assets	$7,680,715

Liabilities:
Demand deposits:
Commercial and individual	$1,828,870
Correspondent banks	248,370
Public funds	35,709

Total demand deposits	2,112,949
Time deposits:
Savings and Interest-on-Checking	970,673	1,115.46
Money market deposit accounts	1,824,869	12,857	2.83
Time accounts	1,276,765	15,741	4.95
Public funds	293,816	2,709	3.70

Total time deposits	4,366,123	32,422	2.98

Total deposits	6,479,072
Federal funds purchased and securities sold
under repurchase agreements	360,786	3,417	3.75
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	98,589	2,119	8.60
Subordinated notes payable and other notes
payable	3,060	47	6.17
Other borrowings	31,405	455	5.81

Total Interest-Bearing Funds and Average
Rate Paid	4,859,963	38,460	3.17

Accrued interest and other liabilities	105,602

Total Liabilities	7,078,514
Shareholders' Equity	602,201

Total Liabilities and Shareholders' Equity	$7,680,715

Net interest income		$80,367

Net interest spread			4.23%

Net interest income to total average earning assets			5.00%

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

Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on May 22, 2002. The following matters were submitted to a vote of the Corporation's shareholders.

1. Election of Directors:

Election of five director nominees into Class III, with a term expiring in 2005, was approved with no nominee receiving less than 45,784,359 million votes.

Class III Nominees:	Total Votes For	Total Votes Withheld
R. Denny Alexander	46,116,873	390,672
Eugene H. Dawson, Sr.	45,784,359	723,186
Ruben M. Escobedo	46,288,960	218,585
Joe R. Fulton	46,276,127	231,418
Ida Clement Steen	46,289,608	217,937

2. Ratification of Independent Auditors

Total Votes For	44,291,912
Total Votes Against	2,215,633
Total Abstentions	n/a

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

None

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: July 24, 2002	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Accounting Officer)

