Form 10-Q
period 2002-09-30
CULLEN FROST BANKERS INC
filed 2002-10-23
CIK 39263

Securities and Exchange Commission Washington, D.C. 20549
For a printer-friendly version, click here.
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002			Commission file number 0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas			74-1751768
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas			78205
(Address of principal executive offices)			(Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:     At October 17, 2002, there were 51,072,006 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Consolidated Statements of Income
(dollars in thousands, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Interest Income:
Loans, including fees	$66,984	$82,520	$201,377	$271,156
Securities:
Taxable	27,637	25,708	84,085	72,168
Tax-exempt	1,988	1,903	5,944	5,662

Total Securities	29,625	27,611	90,029	77,830
Time deposits	46	44	142	170
Federal funds sold and securities purchased under repurchase agreements	1,411	2,864	2,411	8,628

Total Interest Income	98,066	113,039	293,959	357,784
Interest Expense:
Deposits	13,881	26,830	43,068	98,792
Federal funds purchased and securities sold under repurchase agreements	1,485	2,840	3,982	10,619
Guaranteed preferred beneficial interests in the Corporation's junior
subordinated deferrable interest debentures	2,118	2,118	6,356	6,356
Subordinated notes payable and other borrowings	1,579	2,039	5,101	3,077

Total Interest Expense	19,063	33,827	58,507	118,844

Net Interest Income	79,003	79,212	235,452	238,940
Provision for possible loan losses	5,850	20,000	18,046	36,031

Net Interest Income After Provision For Possible Loan Losses	73,153	59,212	217,406	202,909
Non-Interest Income:
Trust fees	11,666	12,464	35,854	37,307
Service charges on deposit accounts	19,720	17,769	57,712	52,320
Insurance commissions	7,250	4,977	18,393	12,470
Other service, collection and exchange charges, commissions and fees	4,176	4,236	13,013	12,261
Net gain on securities transactions		80	88	78
Other	7,621	7,273	25,971	22,623

Total Non-Interest Income	50,433	46,799	151,031	137,059
Non-Interest Expense:
Salaries and wages	35,888	34,477	104,396	103,326
Employee benefits	8,372	9,179	25,580	26,174
Net occupancy	7,202	7,582	21,875	22,018
Furniture and equipment	5,495	5,735	16,814	17,887
Intangible amortization	1,736	3,732	5,348	11,364
Other	19,351	19,594	58,713	59,145

Total Non-Interest Expense	78,044	80,299	232,726	239,914

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	45,542	25,712	135,711	100,054
Income taxes	14,760	8,447	43,632	33,498

Income from continuing operations	30,782	17,265	92,079	66,556
Loss from discontinued operations, net of tax (Note K)	(4,320)	(615)	(5,247)	(1,715)
Cumulative effect of change in accounting for derivatives, net of tax				3,010

Net Income	$26,462	$16,650	$86,832	$67,851

Basic per share:
Income from continuing operations	$.60	$.33	$1.81	$1.29
Net Income	.52	.32	1.70	1.32

Diluted per share:
Income from continuing operations	$.59	$.32	$1.75	$1.24
Net Income	.51	.31	1.65	1.27

Dividends per common share	$.22	$.215	$.655	$.625

See notes to consolidated financial statements.
2

Consolidated Balance Sheets (dollars in thousands, except per share amounts)
September 30		December 31	September 30
	2002	2001	2001

Assets
Cash and due from banks	$1,044,076	$994,622	$866,342
Time deposits	6,570	6,530	3,267
Securities held to maturity	39,282	51,231	56,064
Securities available for sale	2,121,372	2,105,247	1,846,138
Trading account securities	374	118	6,906
Federal funds sold and securities purchased under resale agreements	516,250	129,550	307,525
Loans, net of unearned discount of $7,976 at September 30, 2002; $5,005 at December 31, 2001 and $7,349 at September 30, 2001	4,569,431	4,518,608	4,537,556
Less: Allowance for possible loan losses	(81,500)	(72,881)	(80,188)

Net loans	4,487,931	4,445,727	4,457,368
Premises and equipment	172,154	148,871	148,968
Accrued interest and other assets	394,389	487,688	419,228

Total Assets	$8,782,398	$8,369,584	$8,111,806

Liabilities
Demand deposits (non-interest bearing):
Commercial and individual	$2,128,445	$2,317,926	$2,086,805
Correspondent banks	749,104	298,055	246,978
Public funds	74,024	53,848	50,154

Total demand deposits	2,951,573	2,669,829	2,383,937
Time deposits (interest bearing):
Savings and Interest-on-Checking	980,002	1,063,923	961,343
Money market deposit accounts	1,892,349	1,804,796	1,837,416
Time	1,139,558	1,202,246	1,258,238
Public funds	336,863	357,213	284,519

Total time deposits	4,348,772	4,428,178	4,341,516

Total deposits	7,300,345	7,098,007	6,725,453
Federal funds purchased and securities sold under repurchase agreements	407,062	305,384	363,562
Accrued interest and other liabilities	140,295	120,499	139,325
Subordinated notes payable and other notes payable	149,411	152,152	152,123
Guaranteed preferred beneficial interest in the Corporation's junior subordinated deferrable interest debentures, net	98,664	98,623	98,609

Total Liabilities	8,095,777	7,774,665	7,479,072
Shareholders' Equity
Common stock, par value $.01 per share; Shares authorized: 90,000,000; Shares issued: 53,561,616	536	536	536
Surplus	195,523	191,856	191,643
Retained earnings	532,352	478,432	476,084
Accumulated other comprehensive income (loss), net of tax	37,960	(14,005)	21,198
Treasury stock (2,511,991; 2,206,381; 2,007,570 shares)	(79,750)	(61,900)	(56,727)

Total Shareholders' Equity	686,621	594,919	632,734

Total Liabilities and Shareholders' Equity	$8,782,398	$8,369,584	$8,111,806

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands)				Accumulated Other Comprehensive Income / (Loss) net of tax
	Common Stock	Surplus	Retained Earnings		Treasury Stock	Total

Balance at January 1, 2001	$536	$187,673	$448,006	$(4,023)	$(59,166)	$573,026
Net Income for the twelve months ended December 31, 2001			80,916			80,916
Unrealized loss on securities available for sale of $4,672, net of tax and reclassification adjustment for after-tax gains included in net income of $51				(4,723)		(4,723)
Additional minimum pension liability, net of tax				(5,259)		(5,259)

Total comprehensive income *						70,934

Transactions from employee stock purchase plan and options			(6,234)		5,193	(1,041)
Tax benefit related to exercise of stock options		3,475				3,475
Purchase of treasury stock					(10,424)	(10,424)
Issuance of restricted stock		708			2,497	3,205
Restricted stock plan deferred compensation, net			(960)			(960)
Cash dividend			(43,296)			(43,296)

Balance at December 31, 2001	536	191,856	478,432	(14,005)	(61,900)	594,919
Net Income for the nine months ended September 30, 2002			86,832			86,832
Unrealized gain on securities available for sale of $52,022, net of tax and reclassification adjustment for after-tax gains included in net income of $57				51,965		51,965

Total comprehensive income *						138,797

Transactions from employee stock purchase plan and options			(2,835)		9,935	7,100
Tax benefit related to exercise of stock options		3,445				3,445
Purchase of treasury stock					(28,733)	(28,733)
Issuance of restricted stock		222			948	1,170
Restricted stock plan deferred compensation, net			3,375			3,375
Cash dividend			(33,452)			(33,452)

Balance at September 30, 2002	$536	$195,523	$532,352	$37,960	$(79,750)	$686,621

*	Comprehensive income was $46,579 and $34,243 for the third quarters of 2002 and 2001, respectively.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Nine Months Ended
(dollars in thousands)	September 30

	2002	2001

Operating Activities
Net income	$86,832	$67,851
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for possible loan losses	18,046	36,031
Credit for deferred taxes	(5,874)	(4,738)
Accretion of discounts on loans	(4,279)	(1,403)
Accretion of securities' discounts	(2,048)	(3,883)
Amortization of securities' premiums	3,188	1,811
Increase in trading account securities	(256)	(4,435)
Net realized gain on securities transactions	(88)	(78)
Net gain on sale of assets	(2,947)	(1,630)
Depreciation and amortization	21,779	26,681
Decrease (increase) in interest receivable	8,291	(6,827)
Decrease in interest payable	(9,262)	(5,019)
Originations of loans held-for-sale	(47,526)	(36,925)
Proceeds from sales of loans held-for-sale	117,810	20,921
Tax benefit from exercise of employee stock options	3,445	3,268
Discontinued operations non-cash charges	3,035
Net change in other assets and liabilities	85,272	20,736

Net cash provided by operating activities	275,418	112,361

Investing Activities
Proceeds from maturities of securities held to maturity	11,912	15,012
Proceeds from sales of securities available for sale	6,460,533	888,522
Proceeds from maturities of securities available for sale	429,431	455,494
Purchases of securities available for sale	(6,827,158)	(1,554,265)
Purchase of bank-owned life insurance		(100,000)
Net increase in loan portfolio	(125,691)	(3,343)
Net inflow (outflow) from acquisitions	19,163	(4,954)
Net increase in premises and equipment	(38,050)	(12,835)
Proceeds from sales of repossessed properties	2,280	769

Net cash used by investing activities	(67,580)	(315,600)

Financing Activities
Net increase in demand deposits, IOC accounts, and savings accounts	249,098	242,814
Net decrease in certificates of deposits	(68,505)	(17,051)
Net increase in short-term borrowings	101,678	451
Proceeds from employee stock purchase plan and options	8,270	3,515
Net proceeds from issuance of subordinated notes		148,646
Purchase of treasury stock	(28,733)	(4,829)
Dividends paid	(33,452)	(32,256)

Net cash provided by financing activities	228,356	341,290

Increase in cash and cash equivalents	436,194	138,051
Cash and cash equivalents at beginning of year	1,130,702	1,039,083

Cash and cash equivalents at the end of the period	$1,566,896	$1,177,134

Supplemental information:
Interest Paid	$63,787	$113,244

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements Cullen/Frost Bankers, Inc. and Subsidiaries (tables in thousands) Note A - Basis of Presentation

   The consolidated financial statements include the accounts of Cullen/Frost Bankers, Inc. ("Cullen/Frost" or the "Corporation") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. For further information, refer to the consolidated financial statements and footnotes thereto included in Cullen/Frost's Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to make prior periods comparable, including the effects of certain discontinued operations (See Note K).

Note B - Allowance for Possible Loan Losses

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

	Nine Months Ended
	September 30

(in thousands)	2002	2001

Balance at the beginning of the period	$72,881	$63,265
Provision for possible loan losses	18,046	36,031
Net charge-offs:
Losses charged to the allowance	(14,042)	(24,414)
Recoveries	4,615	5,306

Net charge-offs	(9,427)	(19,108)

Balance at the end of the period	$81,500	$80,188

Note C - Impaired Loans

   A loan within the scope of Statement of Financial Accounting Standard ("SFAS") No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are on non-accrual status and included in non-performing assets. At September 30, 2002, the majority of the impaired loans were commercial loans, and collectibility was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Subsequent to their classification as an impaired loan, there was no interest income recognized on these loans for the first nine months of 2002 and 2001. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

   The average recorded investment in impaired loans was $30.3 million and $20.3 million for the nine months ended September 30, 2002 and 2001 respectively. The following is a summary of loans considered to be impaired:

	September 30

(in thousands)	2002	2001

Impaired loans with no allocated allowance	$8,621	$9,706
Impaired loans with an allocated allowance	24,533	31,420

Total recorded investment in impaired loans	$33,154	$41,126

Allocated allowance	$10,750	$15,542

Note D - Common Stock and Earnings Per Common Share

A reconciliation of earnings per share follows:
	Nine Months Ended		Three Months Ended
	September 30		September 30

(in thousands, except per share amounts)	2002	2001	2002	2001

Numerators for both basic and diluted earnings per share:
Income from continuing operations	$92,079	$66,556	$30,782	$17,265

Net income	$86,832	$67,851	$26,462	$16,650

Denominators:
Denominators for basic earnings per share, adjusted average outstanding common shares	50,956	51,581	50,924	51,660
Dilutive effect of stock compensation based on the average price for the
period	1,514	1,967	1,444	1,844

Denominators for diluted earnings per share	52,470	53,548	52,368	53,504

Basic earnings per share:
Income from continuing operations	$1.81	$1.29	$.60	$.33
Loss from discontinued operations, net of tax (Note K)	(.11)	(.03)	(.08)	(.01)
Cumulative effect of change in accounting for derivatives, net of tax		.06

Net Income	$1.70	$1.32	$.52	$.32

Diluted earnings per share:
Income from continuing operations	$1.75	$1.24	$.59	$.32
Loss from discontinued operations, net of tax (Note K)	(.10)	(.03)	(.08)	(.01)
Cumulative effect of change in accounting for derivatives, net of tax		.06

Net Income	$1.65	$1.27	$.51	$.31

Note E - Capital

   At September 30, 2002 and 2001, Cullen/Frost's subsidiary bank was considered "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, the highest regulatory rating, and Cullen/Frost's capital ratios were in excess of "well capitalized" levels. A financial institution is deemed to be well capitalized if the institution has a Tier 1 risk-based capital ratio of 6.0 percent or greater, a total risk-based capital ratio of 10.0 percent or greater, and a Tier 1 leverage ratio of 5.0 percent or greater, and the institution is not subject to regulatory actions such as an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/Frost and its subsidiary bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have lowered the Corporation's regulatory capital rating since September 30, 2002.

   Cullen/Frost's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses related to securities available for sale plus $100 million of 8.42 percent Trust Preferred Securities, less intangible assets. Total capital is comprised of Tier 1 capital plus $150 million of 6.875 percent subordinated bank notes and the permissible portion of the allowance for possible loan losses.

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

The table below reflects various measures of regulatory capital at September 30, 2002 and 2001 for Cullen/Frost.

	September 30, 2002		September 30, 2001

(in thousands)	Amount	Ratio	Amount	Ratio

Risk-Based
Tier 1 Capital	$624,932	10.57%	$587,761	10.43%
Well capitalized requirement	354,647	6.00	338,224	6.00

Total Capital	$847,715	14.34%	$807,013	14.32%
Well capitalized requirement	591,079	10.00	563,707	10.00

Risk-adjusted assets, net of goodwill	$5,910,791		$5,637,066

Leverage ratio		7.65%		7.53%
Well capitalized requirement		5.00		5.00

Average equity as a percentage of average assets		8.02		7.90

Note F - Income Taxes

The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the nine-month periods and quarters ended September 30, 2002 and 2001:

	Nine Months Ended		Three Months Ended
	September 30		September 30

(in thousands)	2002	2001	2002	2001

Current income tax expense	$49,506	$38,236	$17,139	$12,220
Deferred income tax benefit	(5,874)	(4,738)	(2,379)	(3,773)

Income tax expense as reported, before cumulative effect of accounting change and discontinued operations	$43,632	$33,498	$14,760	$8,447

Current income tax benefit related to discontinued operations (Note K)	$(2,825)	$(924)	$(2,327)	$(331)
Current income tax expense related to the cumulative effect of change in accounting for derivatives	-	1,620	-	-
Income tax payments	37,836	36,120	19,418	17,195

Net deferred tax assets at September 30, 2002 were $12.8 million with no valuation allowance. The deferred tax assets were supported by taxes paid in prior years.
8

Note G - Acquisitions

   Cullen/Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, may take place, and future acquisitions involving cash, debt or equity securities of Cullen/Frost may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.

   On March 6, 2002, The Frost National Bank ("Frost Bank") signed a definitive agreement to acquire the location and certain deposits of the Harlingen branch of JPMorgan Chase Bank. This purchase business combination, which was completed during the second quarter of 2002, allows the Corporation to expand its presence in the Rio Grande Valley.

   Frost Bank assumed approximately $20 million in deposits associated with its acquisition of the Harlingen branch which became a Frost Bank financial center. This transaction is not expected to have a material impact on Cullen/Frost's 2002 results of operations.

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

   Cullen/Frost enters into derivative contracts to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivative contracts are carried on the balance sheet at fair value in other assets and other liabilities. Derivatives used for hedging purposes at September 30, 2002 consisted of interest rate swaps and one interest rate cap used to hedge changes in the fair value of assets and liabilities due to changes in interest rates. As a result of changes in interest rates, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the fair value of the derivative instruments that are associated with the hedged assets and liabilities. When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

   During the second quarter 2002, the Corporation terminated 39 interest rate swap contracts hedging fixed rate commercial loans with a notional value of $93 million. A loss of $3.2 million is being amortized over the remaining life of the commercial loans. At September 30, 2002 the Corporation had 16 fair value type interest rate swaps with a notional amount of $46.2 million hedging commercial loans or leases. Additionally, the Corporation had one fair value type interest rate swap with an effective notional amount of $150 million hedging subordinated debt and one interest rate cap with a notional amount of $5 million.

Note I - Accounting Changes

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141, which replaced APB Opinion No. 16, eliminated the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. In addition, it established criteria for recognition of indefinite lived intangible assets separately from goodwill. SFAS No. 141 was effective for purchase-accounting business combinations completed after June 30, 2001. SFAS No. 141 will impact how future acquisitions are accounted for by the Corporation, but had no impact on 2001 results of operations, financial position or liquidity.

   With the adoption of SFAS No. 142 on January 1, 2002, goodwill and indefinite lived intangible assets are no longer amortized. Instead, they are reviewed for impairment at least annually, or when certain indicators are encountered, to determine if they should be written down with a charge to earnings. At September 30, 2002 the Corporation did not have indefinite lived intangible assets other than goodwill. Intangible assets, such as core deposit intangibles, with a determinable useful life continue to be amortized over their respective useful lives.

   SFAS No. 142 required a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the first six months after adoption. The Corporation did not record an impairment loss as a result of this test.

The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion, in 2001, of goodwill amortization, net of tax:

	Nine Months Ended		Three Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net Income:
Net income, as reported	$86,832	$67,851	$26,462	$16,650
Goodwill amortization, net of tax		5,503		1,829

Adjusted Net Income	$86,832	$73,354	$26,462	$18,479

Basic earnings per share:
Net Income, as reported	$1.70	$1.32	$.52	$.32
Goodwill amortization, net of tax		.10		.04

Adjusted Net Income	$1.70	$1.42	$.52	$.36

Diluted earnings per share:
Net Income, as reported	$1.65	$1.27	$.51	$.31
Goodwill amortization, net of tax		.10		.04

Adjusted Net Income	$1.65	$1.37	$.51	$.35

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability, for a cost associated with an exit or disposal activity, be recognized when the liability is incurred rather than when management commits to an exit plan (as currently required under EITF No. 94-3). This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Based on current circumstances, management believes the application of the new rules will not have a material impact on the Corporation's results of operations, financial position or liquidity.

   In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No.72 and 144 and FASB Interpretation No.9." This Statement provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142 and thus the specialized accounting guidance in SFAS No. 72 will no longer apply after September 30, 2002. SFAS No. 147 will impact how future acquisitions are accounted for by the Corporation.

Note J - Operating Segments

   The Corporation has two reportable operating segments: Banking and the Financial Management Group ("FMG"). These business units were identified through the products and services that are offered within each unit. Banking includes both commercial and consumer banking services, FIA and the continuing portion of Frost Securities, Inc. (See Note K). Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services.

   The accounting policies of each reportable segment are the same as those of the Corporation, except for the following items, which impact the Banking and FMG segments. The Corporation uses a match-funded transfer pricing process to assess operating segment performance. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead-type expenses such as executive administration, accounting and internal audit are allocated based on the direct expense level of the operating segment. Prior period amounts have been reclassified to conform to the current year's presentation.

Nine Months Ended: (in thousands)	Banking	FMG	Non-Banks	Consolidated

September 30, 2002
Revenues from (expenses to) external customers	$343,838	$48,446	$(5,801)	$386,483

Income (loss) from continuing operations	$90,449	$9,004	$(7,374)	$92,079

September 30, 2001
Revenues from (expenses to) external customers	$332,019	$50,402	$(6,422)	$375,999

Income (loss) from continuing operations	$62,463	* $9,780	$(5,687)	$66,556

Three Months Ended: (in thousands)	Banking	FMG	Non-Banks	Consolidated

September 30, 2002
Revenues from (expenses to) external customers	$115,151	$15,980	$(1,695)	$129,436

Income (loss) from continuing operations	$30,332	$2,837	$(2,387)	$30,782

June 30, 2002
Revenues from ( expenses to) external customers	$117,304	$16,421	$(2,042)	$131,683

Income (loss) from continuing operations	$32,506	$2,986	$(2,415)	$33,077

September 30, 2001
Revenues from (expenses to) external customers	$111,468	$16,700	$(2,159)	$126,009

Income (loss) from continuing operations	$15,278	$3,194	$(1,207)	$17,265

* excludes the cumulative effect of accounting change booked on January 1, 2001.
11

Note K - Discontinued Operations

   On July 23, 2002, the Corporation announced that its start-up securities firm, Frost Securities, was exiting all capital markets related activities with the close of business that day. The disposal of the capital markets components included research, sales, trading, and capital markets-related investment banking. The move resulted in the elimination of approximately forty-four positions, or substantially all of the subsidiary's fifty employees. Cullen/Frost intends to maintain a small group of investment banking professionals to continue providing advisory and private equity services to middle market companies in its market area.

   Conditions in the capital markets, combined with the uncertainty of the outlook for the future, made further investments into this segment uneconomic. During the third quarter of 2002, in accordance with SFAS NO. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," Cullen/Frost recognized an after-tax loss on the disposal of the discontinued operations of $4.4 million or $.08 per diluted common share. The loss on the disposal was primarily related to accelerated deferred compensation and severance expense.

   The results of operations of the discontinued component for current and prior periods are presented in a separate category on the income statement following results from continuing operations. Details are presented in the table below:

	Nine Months Ended		Three Months Ended
Discontinued Component	September 30		September 30

Frost Securities Inc., Capital Markets Activities	2002	2001	2002	2001

Revenues from discontinued operations	$6,081	$7,088	$685	$2,030

Results of discontinued operations	$(1,356)	$(2,639)	$69	$(946)
Loss on disposal	(6,716)		(6,716)
Income tax benefit	2,825	924	2,327	331

Loss from discontinued operations	$(5,247)	$(1,715)	$(4,320)	$(615)

Loss per share from discontinued operations:
Basic	$(.11)	$(.03)	$(.08)	$(.01)
Diluted	(.10)	(.03)	(.08)	(.01)

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc. and Subsidiaries
(taxable-equivalent basis - tables in thousands)

   This Quarterly Report on Form 10-Q for the Corporations' quarter ended September 30, 2002 should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 and all other reports required to be filed by the Corporation pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months.

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

   On July 23, 2002 Cullen/Frost announced that it was closing the capital markets division of its investment banking subsidiary, Frost Securities, Inc. All operating results, for this discontinued component of our operations have been reclassified to "discontinued operations" and are reported separately, net of tax, in the income statement. All prior periods have been restated to reflect the change.

For the third quarter 2002...

   Cullen/Frost reported net income of $26.5 million or $.51 per diluted common share for the quarter ended September 30, 2002 compared to $32.7 million or $.61 per diluted common share for the second quarter of 2002 and $16.7 million or $.31 per diluted common share for the third quarter of 2001. If the non-amortization of goodwill provisions of SFAS No. 142 (see Note I Accounting Changes on page 10) had been in effect, net income for the third quarter of 2001 would have been $18.5 million or $.35 per diluted common share.

   Net income from continuing operations for the third quarter of 2002 was $30.8 million or $.59 per diluted common share compared to $33.1 million or $.62 per diluted common share for the prior quarter and $17.3 million or $.32 per diluted common share for the third quarter of 2001. Return on average assets and return on average equity from continuing operations were 1.47 percent and 18.30 percent, respectively, for the third quarter of 2002 compared to .86 percent and 10.89 percent for the third quarter of 2001. The improvement in earnings from continuing operations from the third quarter of last year results primarily from a reduced provision for possible loan losses, down $14.2 million. Net interest income was flat with the third quarter of last year, even as we saw interest rates continue to decline, which has a negative effect on net interest income due to our asset-sensitive balance sheet. In addition, non-interest income improved from last year and expenses were controlled, both contributing to the increase in earnings from last year.

For the nine months ended September 30, 2002...

Net income for the nine months ended September 30, 2002 was $86.8 million or $1.65 per diluted common share compared to $67.9 million or $1.27 per diluted common share for the same period of 2001. If the non-amortization of goodwill provisions of SFAS No. 142 (see Note I Accounting Changes on page 10) had been in effect, net income for the nine months ended September 30, 2001 would have been $73.4 million or $1.37 per diluted common share.

   Net income from continuing operations for the nine months ended September 30, 2002 was $92.1 million or $1.75 per diluted common share compared to $66.6 million or $1.24 per diluted common share for the same period of 2001. (For the 2001 period, continuing operations also excludes the cumulative effect of the change in accounting for derivatives.) Return on average assets and return on average equity from continuing operations were 1.51 percent and 19.37 percent, respectively for the nine months ended September 30, 2002 compared to 1.16 percent and 14.65 percent for the same period of 2001. Earnings from continuing operations for the nine months ended September 30, 2002 improved from the comparable period last year mainly due to a reduced provision for possible loan losses, down $18.0 million. Net interest income was down $3.5 million from the same period last year due to the adverse impact that declining interest rates had on our asset-sensitive balance sheet. Most of this negative rate impact, however, was offset through growth in demand deposit volumes, providing a primary funding source for other investments. Non-interest income increased 10.2 percent from last year's first nine months while non-interest expenses were down three percent from the same period.

	Nine Months Ended		Three Months Ended

	September 30	September 30	September 30		June 30	September 30
Earnings Summary	2002	2001	2002		2002		2001

Taxable-equivalent net interest income	$239,115	$242,596		$80,225		$80,764		$80,420
Taxable-equivalent adjustment	3,663	3,656		1,222		1,220		1,208

Net interest income	235,452	238,940		79,003		79,544		79,212
Provision for possible loan losses	18,046	36,031		5,850		5,396		20,000
Non-Interest income:
Net gain on securities transactions	88	78				88		80
Other	150,943	136,981		50,433		52,051		46,719

Total non-interest income	151,031	137,059		50,433		52,139		46,799
Non-Interest expense:
Intangible amortization	5,348	11,364		1,736		1,735		3,732
Other	227,378	228,550		76,308		75,824		76,565

Total non-interest expense	232,726	239,914		78,044		77,559		80,297

Income from continuing operations before
income taxes and cumulative effect of
accounting change	135,711	100,054		45,542		48,728		25,712
Income Taxes	43,632	33,498		14,760		15,651		8,447

Income from continuing operations	92,079	66,556		30,782		33,077		17,265
Discontinued operations, net of tax	(5,247)	(1,715)		(4,320)		(424)		(615)
Cumulative effect of change in accounting
for derivatives, net of tax		3,010

Net Income	$86,832	$67,851		$26,462		$32,653		$16,650

Income from continuing operations, per diluted common share:	$1.75	$1.24	$	..59	$	..62	$	..32
Return on Average Assets	1.51%	1.16%		1.47%		1.64%		.86%
Return on Average Equity	19.37	14.65		18.30		21.17		10.89
Net income per diluted common share:	$1.65	$1.27		$.51		$.61		$.31
Return on Average Assets	1.42%	1.18%		1.26%		1.62%		.83%
Return on Average Equity	18.26	14.94		15.73		20.89		10.50

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income. Net interest income on a taxable-equivalent basis for the third quarter of 2002 was $80.2 million, down slightly from the $80.8 million recorded for the second quarter of 2002 and down from the $80.4 million recorded for the third quarter of 2001. Net interest income on a taxable-equivalent basis for the third quarter of 2002 decreased by $539 thousand from the preceding quarter primarily due to proceeds from paydowns on fixed rate loans and investments being reinvested at lower current market rates.

   While some spread compression (the weighted average yield on earning assets less the weighted average rate paid on interest bearing liabilities) was experienced comparing 2002 to 2001, an increase in demand deposits provided additional funding that was used to offset the negative rate environment, which helped to maintain a stable level of net interest income. (See "Balance Sheet" on page 21 for a discussion of the increase in demand deposits.) Additionally, the termination of interest rate swap contracts during the second quarter of 2002 also contributed to a stabilization of net interest income levels in light of declining short-term market interest rates.

Rate and volume components are summarized in the following table:

	First Nine Months	Third Quarter	Third Quarter
	2002 vs	2002 vs	2002 vs
Change in Taxable-Equivalent	First Nine Months	Third Quarter	Second Quarter
Net Interest Income	2001	2001	2002

Due to volume	$17,388	$4,700	$(60)
Due to interest rate spread	(20,869)	(4,895)	(479)

	$(3,481)	$(195)	$(539)

   Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The Corporation's net interest margin was 4.56 percent for the third quarter of 2002 compared to 4.72 percent and 4.80 percent for the second quarter of 2002 and third quarter of 2001, respectively. The decrease in net interest margin for the third quarter from the second quarter was due to a higher level of demand deposits invested at the federal funds rate, and, to a lesser degree, lower average loans outstanding during the quarter. The decline in the net interest margin from the third quarter of 2001 reflects the impact of sharply reduced interest rates on the Corporation's asset-sensitive balance sheet (the company's earning assets subject to repricing exceed its interest-bearing liabilities that are able to reprice). The federal funds rate declined eleven times during 2001, resulting in an average federal funds rate of 1.75 percent for the first three-quarters of 2002, compared with 3.57 percent for the third quarter of 2001. Average earning assets for the third quarter of 2002 grew 5.0 percent over the same quarter of 2001.

   Net interest spread, which represents the difference between the rate earned on earning assets and the rates paid out on funds, was 4.13 percent for the third quarter of 2002. This was a decrease of 17 basis points from the second quarter of 2002 and an increase of two basis points from the third quarter of 2001. The decrease from the prior quarter was primarily related to the impact of the higher level of federal funds sold during the quarter.

   The Corporation is funded primarily by core deposits, with demand deposits historically being a strong source of funds. This low cost funding base has historically been a positive to net interest income and margin. However, in a falling rate environment the Corporation suffers margin compression as its earning assets reprice and deposit pricing does not decrease proportionately.

   Net interest income for the nine months ended September 30, 2002 decreased $3.5 million from the same nine-month period a year ago. This is primarily the result of the lower rate environment as the Federal Funds rate declined 125 basis points from September 30, 2001. Net interest margin was 4.65 percent for the nine months ended September 30, 2002 compared to 4.99 percent for the same period a year ago. This decline in the net interest margin reflects the impact of sharply reduced interest rates on the Corporation's asset-sensitive balance sheet. The net interest spread for the nine months ended September 30, 2002 was 4.22 percent, an increase of four basis points from 4.18 percent for the same period of 2001.

Non-Interest Income

   Total non-interest income for the quarter was down $1.7 million or 3.3 percent compared to the second quarter of 2002 and up $3.6 million or 7.8 percent from the third quarter of 2001. The decline from the prior quarter was due to a gain of $2.6 million associated with the accelerated sale of student loans included in other non-interest income for the second quarter 2002. Total non-interest income for the nine months ended September 30, 2002 was up $14.0 million or 10.2 percent compared to the same period last year.

	Nine Months Ended		Three Months Ended

	September 30	September 30	September 30	June 30	September 30
Non-Interest Income	2002	2001	2002	2002	2001

Trust fees	$35,854	$37,307	$11,666	$12,073	$12,464
Service charges on deposit accounts	57,712	52,320	19,720	19,585	17,769
Insurance commissions	18,393	12,470	7,250	5,537	4,977
Other service charges, collection and
exchange charges, commissions and fees	13,013	12,261	4,176	5,005	4,236
Net gain on securities transactions	88	78		88	80
Other	25,971	22,623	7,621	9,851	7,273

Total	$151,031	$137,059	$50,433	$52,139	$46,799

For the third quarter 2002...

   Trust fees decreased $407 thousand from the second quarter of 2002 and $798 thousand compared to the third quarter of 2001. Investment fees, which represent approximately 70 percent of trust fees, were down approximately $221 thousand from the previous quarter and down approximately $1 million when compared to the third quarter a year ago. The decrease was impacted by the continuing decline and volatility in the current market environment (the S&P 500 was down approximately 20 percent from the third quarter of 2001). The market value of trust assets at the end of the third quarter of 2002 was $12.1 billion, down $802 million and $327 million from the second quarter of 2002 and third quarter of 2001, respectively. Trust assets were comprised of managed assets of $5.7 billion and custody assets of $6.4 billion compared to $5.6 billion and $6.8 billion, respectively, a year ago. Investment fees in the third quarter last year were positively impacted by higher guardianship fees and the impact of accruals on the revenue recognized. When compared to the prior quarter, trust fees were also down due to lower tax fees (down $465 thousand), which are historically higher in the second quarter offset by higher oil and gas fees related to the increase in oil prices and higher estate fees, which positively affected the third quarter of 2002. Partially offsetting the decrease from the third quarter a year ago were higher custody fees and $154 thousand of securities lending revenue. The securities lending program, which the Corporation began to offer in the fourth quarter of 2001, offers institutional investors the opportunity to add incremental returns on their investment and pension portfolios by lending custodial-held securities to broker/dealers.

   Service charges on deposit accounts were flat compared to the second quarter of 2002 and up $2.0 million or 11.0 percent compared to the third quarter of 2001. The increase from the third quarter 2001 was mainly due to higher treasury management fees on commercial accounts. This was primarily related to a lower earnings credit rate, which resulted in the Corporation receiving more payment for services through fees than through the use of balances, as well as higher billable services.

   Insurance commissions were up $1.7 million or 30.9 percent compared to the second quarter of 2002 and up $2.3 million, or 45.7 percent compared to the third quarter of 2001. The increase from both periods was impacted by the combined results of continued selling efforts and the effect of higher insurance premiums on commission revenues, as the insurance market continues to tighten the availability of certain products. In addition, the increase from the second quarter was impacted by the seasonally strong third quarter related to the timing of renewals. The increase from the third quarter 2001 was only partially impacted by the acquisition of AIS Insurance & Risk Management which occurred August 1, 2001. Excluding the AIS acquisition, insurance commissions were up $1.6 million or 33.6 percent.

   Other service charges were down $829 thousand or 16.6 percent compared to the previous quarter and flat from the same quarter a year ago. The decrease from the second quarter is primarily related to lower private placement, corporate advisory and mutual fund fees.

   Other non-interest income decreased $2.2 million or 22.6 percent when compared to the previous quarter and was up $348 thousand or 4.8 percent when compared to the third quarter 2001. The decrease from the previous quarter was primarily related to the $2.6 million pre-tax gain on the accelerated sale of student loans, which are normally sold in due course throughout the year. Partially offsetting the decrease were higher mineral interest income and annuity fee income as investors look for higher and more stable yields. The increase compared to the third quarter 2001 was primarily related to higher annuity fee income, mineral interest income and visa check card income. Offsetting the increase from the third quarter a year ago was a decrease of $745 thousand in revenue generated from a data processing center sold during the first quarter of 2002.

For the nine months ended September 30, 2002...

   Trust income was down $1.5 million from the first nine months of last year, primarily related to the decline in the stock market and in oil and gas fees partially offset by new revenues from securities lending of $508 thousand and higher custody fees of $324 thousand. Service charges on deposits increased $5.4 million or 10.3 percent compared to the same period one year ago. This increase was due to higher treasury management fees on commercial accounts, related primarily to a lower earnings credit rate, which resulted in the Corporation receiving more payment for services through fees than through the use of balances, as well as higher billable services. Insurance commissions increased $5.9 million or 47.5 percent compared to the same period a year ago. The increase was the combined result of the impact of the acquisition of AIS during the third quarter of 2001 ($2.6 million), continued selling efforts and the effect of higher insurance premiums on commission revenues, as the insurance market continues to tighten the availability of certain products. Other service charge income increased $752 thousand or 6.1 percent from the same period last year. The increase from the first nine months of 2001 was primarily related to higher corporate advisory fees, letter of credit fees, loan fees, and money market income offset by lower income associated with the factoring of accounts receivables. Other income was up $3.3 million or 14.8 percent compared to the same period last year. The increase from a year ago was primarily related to the gain on the accelerated sale of student loans, higher income related to the bank owned life insurance program initiated in the second quarter of 2001, annuity fee income and increased visa check card income. Slightly offsetting this increase was the impact of the sale of a data processing center during the first quarter of 2002. Included in 2001 was a $1.1 million gain recognized from the sale of an interest rate floor contract.

Non-Interest Expense

   Total non-interest expense for the quarter was flat compared to the second quarter of 2002 and down $2.3 million, or 2.8 percent compared to the third quarter of 2001. Total non-interest expense for the nine months ended September 30 2002 was down $7.2 million or 3.0 percent compared to the same period last year. The comparisons to 2001 for total non-interest expense and for intangible amortization are impacted by the implementation of SFAS No. 142. (See Note I "Accounting Changes" on page 10)

	Nine Months Ended		Three Months Ended

September 30		September 30	September 30	June 30	September 30
Non-Interest Expense	2002	2001	2002	2002	2001

Salaries and wages	$104,396	$103,326	$35,888	$33,974	$34,477
Employee benefits	25,580	26,174	8,372	8,473	9,179
Net occupancy	21,875	22,018	7,202	7,326	7,582
Furniture and equipment	16,814	17,887	5,495	5,545	5,735
Intangible amortization	5,348	11,364	1,736	1,735	3,732
Other	58,713	59,145	19,351	20,506	19,594

Total	$232,726	$239,914	$78,044	$77,559	$80,299

For the third quarter 2002...

   Salaries and wages were up $1.9 million or 5.6 percent compared with the second quarter of 2002 and up $1.4 million or 4.1 percent from the third quarter of 2001. The increase from the second quarter is related to higher commissions paid at Frost Insurance Agency impacted by the higher level of commission revenue recognized in the third quarter, severance expense and the accrual for potential performance related bonuses. The reinstatement of the accrual for potential performance related bonuses and higher commissions paid at Frost Insurance Agency partially offset by lower staffing levels (resulting from the early retirement program and reduction in force implemented in the fourth quarter of 2001) were the primary reasons for the increase from the third quarter a year ago.

   Employee benefits were down $101 thousand or 1.2 percent compared to last quarter and $807 thousand or 8.8 percent compared to the third quarter of 2001. When compared to the second quarter of 2002, payroll taxes paid decreased, as some employees reached the maximum level for the year, while medical costs increased. When compared to the third quarter of 2001, the decrease was primarily related to lower medical costs.

   Net occupancy expense decreased $124 thousand or 1.7 percent and $380 thousand or 5.0 percent compared with the second quarter of 2002 and the third quarter of 2001, respectively. Frost Bank completed the planned repurchase of both a twenty-one story office tower and a nine-story adjacent parking garage facility in San Antonio during the second quarter of 2002. The decrease from both periods was primarily related to the impact of this transaction, as well as from lower general building maintenance and utility expense. However, costs associated with closing a branch location during the third quarter of 2002 and increases in lease expense related to other facilities partially offset the decrease from the previous quarter and third quarter a year ago, respectively. Furniture and equipment expense was flat compared to the previous quarter and down $240 thousand or 4.2 percent from the third quarter of last year. The decrease was related to lower software maintenance costs and furniture and equipment depreciation.

   Intangible amortization remained constant with the previous quarter and decreased $2 million or 53.5 percent compared with the third quarter of 2001. The decrease from a year ago was substantially due to the implementation of SFAS No. 142, which replaced the practice of amortizing goodwill and indefinite lived intangible assets with an annual review for impairment. See Note I "Accounting Changes" on page 10 for further discussion on this statement.

   Other non-interest expense was down $1.2 million or 5.6 percent and $243 thousand or 1.2 percent from the second quarter of 2002 and the third quarter of 2001, respectively. The decrease from the prior quarter was primarily due to lower sundry losses (including losses on the sale of foreclosed assets) and attorney fees. The decrease from the third quarter of 2001 was primarily related to lower attorney fees offset by higher federal reserve charges (due to the impact of lower rates) and donations.

For the nine months ended September 30, 2002...

   Salaries and wages were up $1.1 million or 1.0 percent compared to the same period a year ago primarily related to the reinstatement of the accrual for potential performance related bonuses and severance expense partially offset by lower staffing levels. Employee benefits decreased $594 thousand or 2.3 percent from the same period last year primarily due to reduction in payroll taxes, contributions to the 401(k) plan and lower medical cost. Net occupancy was down $143 thousand or .6 percent compared to a year ago. The decrease was related to the benefit of lower lease expense related to the purchase of the twenty-one story office tower and the nine-story adjacent parking garage facility offset by higher lease expense related to various facilities and costs associated with closing a branch location during the third quarter of 2002. Furniture and equipment expense decreased $1.1 million or 6.0 percent due primarily to lower software maintenance costs and furniture and equipment depreciation. Intangible amortization decreased $6.0 million or 52.9 percent from a year ago almost all related to the implementation of SFAS No. 142. See Note I on page 10 for further information. Other non-interest expenses decreased $432 thousand or .7 percent primarily due to lower attorney fees and other professional expenses, and a broad based decrease in operating expenses, partially offset by higher Federal Reserve service charges, due to the lower interest rate environment, and higher sundry losses.

Results of Segment Operations

   The Corporation's operations are managed along two Operating Segments: Banking and the Financial Management Group ("FMG"). A description of each business and the methodologies used to measure financial performance are described in Note J to the Consolidated Financial Statements on page 11. The following table summarizes net income by Operating Segment for the quarters and nine months ending September 30, 2002 and 2001:

Nine Months Ended			Three Months Ended

September 30		September 30	September 30	June 30	September 30
	2002	2001	2002	2002	2001

Banking	$90,449	$65,473	$30,332	$32,461	$15,278
Financial Management Group	9,004	9,780	2,837	2,986	3,194
Non-Banks	(7,374)	(5,687)	(2,387)	(2,415)	(1,207)
Discontinued Operations (Note K)	(5,247)	(1,715)	(4,320)	(379)	(615)

Consolidated Net Income	$86,832	$67,851	$26,462	$32,653	$16,650

Banking

   Net income was $30.3 million for the third quarter of 2002 compared with $15.3 million for the same period of 2001. The increase in net income in the third quarter of 2002 versus 2001 reflects the impact of a lower provision for possible loan losses, down $14.2 million and favorable variances in all other major income statement components.

   Net interest income was up $267 thousand from the year ago quarter, despite the impact of sharply declining interest rates on the banking group's asset -sensitive balance sheet, due to the growth in average earning assets, funded primarily by demand deposits. The average federal funds rate declined from 3.57 percent for the third quarter of 2001 to 1.75 percent for the third quarter of 2002.

   Non-interest income was up $3.4 million, or 10.7 percent from the third quarter of last year, as a result of FIA's higher insurance commissions and higher service charges on deposit accounts (see Service charges on deposits discussion in non-interest income on page 16).

   Non-interest expense decreased $4.2 million, or 6.2 percent from the year ago quarter. As a result of the non-amortization of goodwill provision of SFAS No. 142, intangible amortization decreased $1.9 million or 52.1 percent from the third quarter last year. Salaries and benefits were down $2.1 million or 5.6 percent as a result of the early retirement program and the reduction in force implemented in the fourth quarter of 2001.

   The Corporation recorded a $5.9 million provision for possible loan losses during the third quarter of 2002, compared to $20.0 million recorded during the third quarter of 2001. Net charge-offs for the third quarter of 2002 were $2.9 million compared with $5.0 million in the same quarter a year ago.

   FIA, which is included in the Banking operating segment, had gross revenues of $7.3 million during the third quarter of 2002 as compared with $5.0 million in the same period of 2001. Insurance commissions were the largest component of these revenues, increasing $2.3 million or 45.7 percent over 2001. This increase reflects the acquisition on August 1, 2001 of AIS ($691 thousand), continued selling efforts and the effect of higher insurance premiums on commission revenues, due to the tightening insurance markets for some products.

Financial Management Group

   Net income for the third quarter of 2002 was $2.8 million, down $357 thousand or 11.2 percent compared to $3.2 million for the same period of 2001. This decline in earnings was primarily related to lower net interest income, down $465 thousand, as the lower rate environment has reduced the funds transfer price paid on FMG's securities sold under repurchase agreements.

   Non-interest income was down $255 thousand from third quarter of 2001, primarily due to lower investment fees (down $1.0 million) related to the continuing decline and volatility in the current market environment, offset by higher annuity income (up $617 thousand), higher custody fees (up $139 thousand) and the new securities lending program (up $154 thousand). See the "Non-Interest Income" for further discussion on trust fees and the securities lending program.

Most of the decrease in operating expenses, down $195 thousand from the same quarter last year, was due to lower overhead allocations.

Non-Banks

   The increase in the operating loss for non-banks in the third quarter of 2002 when compared with the same period of 2001 was due to the reinstatement of the accrual for potential performance related bonuses.

Discontinued Operations

During the third quarter of 2002 the Company discontinued all capital market related activities of Frost Securities Inc. See Note K on page 12 for further discussion.

Income Taxes

   Cullen/Frost recognized income tax expense on continuing operations of $14.8 million for the third quarter of 2002, compared to $15.7 million for the second quarter of 2002, and $8.4 million in the third quarter of 2001. For the first nine months of 2002, income tax expense on continuing operations totaled $43.6 million compared to $33.5 million for the first nine months of 2001. The effective tax rate on continuing operations for the third quarter of 2002 was 32.41 percent compared 32.12 percent for the second quarter of 2002 and 32.85 percent for the third quarter of 2001. For the first nine months of 2002, the effective tax rate on continuing operations was 32.15 percent compared to 33.48 for the first nine months of 2001. The effective tax rates in the third and second quarters of 2002 and for the nine months ended September 30, 2002 were favorably impacted by an increase in tax exempt income resulting from the purchase of bank owned life insurance purchased during the second quarter of 2001, and to the elimination of nondeductible goodwill amortization in 2002 as a result of the implementation of SFAS No. 142.

Balance Sheet

Average assets for the third quarter of 2002 were $8.3 billion up $128 million or 1.6 percent from the fourth quarter of 2001 and up $363 million or 4.6 percent from the third quarter of 2001.

   Total deposits averaged $6.9 billion for the current quarter flat with year-end 2001 and up $225 million or 3.4 percent when compared to the third quarter of 2001. Excluding the decline in deposits related to a large mortgage originator and servicing customer for which Frost Bank is the depository and clearing bank ($136.2 million decline from the fourth quarter 2001 and $4.4 million decline from the third quarter of 2001), total deposits would have increased 3.1 percent on an annualized basis from the fourth quarter of 2001 and 3.6 percent from the same quarter a year ago. The largest increase over the third quarter of 2001 was in average demand deposits, up $272 million or 12.0 percent, primarily due to an increase in correspondent banking deposits.

Average loans for the third quarter of 2002 were $4.5 billion, down $39.5 million or 1.2 percent on an annualized basis from the fourth quarter of 2001 and flat with the third quarter of last year.
21

Loans

   Total period-end loans for the third quarter 2002 were $4.6 billion, up $71.5 million or 6.4 percent on an annualized basis compared to the second quarter of 2002 and consistent with levels of the fourth and third quarters of 2001. The student loan portfolio decreased $70.3 million to $32.6 million at September 30, 2002 from $102.9 million at December 31, 2001 as a result of the acceleration in sales during the second quarter of loans which would have normally been sold in the ordinary course of business over an extended period. These loans were scheduled to reprice to lower rates at the end of the second quarter of 2002. The Corporation continues to originate student loans and intends to continue its policy of selling the loans once they attain repayment status. The Corporation withdrew from the mortgage origination business as well as the indirect lending business during 2000, and these portfolios continue to decrease through payoffs and refinancings. The mortgage, indirect and student loan portfolios are discussed in more detail later in this section. The shared national credits purchased portfolio ("SNCs"), also discussed later in this section, increased by $32.2 million from the second quarter of 2002 and increased by $4.2 million from the third quarter a year ago. Excluding the impact from these four portfolios (SNCs, mortgage, indirect and student loans), the total period-end loan portfolio increased by 4.2 percent on an annualized basis from the second quarter of 2002. Growth from December 31, 2001, was 7.0 percent on an annualized basis and 6.0 percent from September 30, 2001.

Loan Portfolio	September 30	Percentage	June 30	December 31	September 30
Period-End Balances	2002	of Total	2002	2001	2001

Real estate:
Construction:
Commercial	$351,557	7.7	$381,592	$373,431	$384,755
Consumer	48,802	1.1	42,203	44,623	48,817
Land:
Commercial	148,140	3.3	129,388	128,782	137,909
Consumer	9,818	.2	10,578	7,040	7,605
Commercial real estate mortgages	1,051,190	23.0	1,023,085	994,485	965,159
1-4 Family residential mortgages	197,801	4.3	212,204	244,897	268,166
Other consumer real estate	279,728	6.1	283,291	278,849	274,409

Total real estate	2,087,036	45.7	2,082,341	2,072,107	2,086,820
Commercial and industrial	2,142,271	46.9	2,098,176	1,985,447	1,965,589
Consumer:
Indirect	33,220	.7	42,908	65,217	81,839
Other	282,725	6.2	259,701	345,899	362,340
Other, including foreign	32,155	.7	23,684	54,943	46,905
Unearned discount	(7,976)	(.2)	(8,905)	(5,005)	(5,937)

Total	$4,569,431	100.0%	$4,497,905	$4,518,608	$4,537,556

   At September 30, 2002, the majority of the loan portfolio was comprised of the commercial and industrial loan portfolio totaling $2.1 billion or 46.9 percent of total loans and the real estate loan portfolio totaling $2.1 billion or 45.7 percent of total loans. The real estate total includes both commercial and consumer balances.

   The commercial and industrial loan portfolio increased 10.5 percent and 9.0 percent from December 31, 2001 and the third quarter of 2001, respectively. After adjusting for the increase in SNCs, the commercial and industrial portfolio increased 11.3 percent and 9.8 percent when compared to the same periods. At September 30, 2002, approximately 98 percent of the outstanding balance of SNCs were included in the commercial and industrial portfolio, with the remainder included in the real estate categories.The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short term loans may be made on an unsecured basis, most are secured by the assets being financed with appropriate collateral margins. The commercial and industrial loan portfolio also includes the commercial lease portfolio and asset-

based lending. At September 30, 2002, the commercial lease portfolio totaled $52.9 million and asset-based loans totaled $64.9 million compared to September 30, 2001 balances of $37.6 million and $47.6 million, respectively.

   The Corporation had a total SNCs portfolio of approximately $233 million outstanding at September 30, 2002, down from $237 million at December 31, 2001 and up from $229 million at September 30, 2001. At September 30, 2002, approximately 48 percent of the SNCs were energy related with the remainder diversified throughout various industries. These participations are done in the normal course of business to meet the needs of the Corporation's customers. General corporate policy towards participations is to lend to companies either headquartered in or having significant operations within our markets. In addition, the Corporation must have an existing banking relationship with the borrower or the expectation of broadening the relationship with other bank products.

   Total real estate loans at September 30, 2002 were $2.1 billion, flat when compared to December 31, 2001 and September 30, 2001. However, excluding the decline in the 1-4 family residential mortgage portfolio, which is discussed below, total real estate loans increased $62.0 million or 4.5 percent on an annualized basis from year end 2001, and $70.6 million or 3.9 percent from September 30, 2001. The commercial real estate portfolio, which totals $1.6 billion, represents over 74 percent of the Corporations' total real estate loans at September 30, 2002. The majority of this portfolio is commercial real estate mortgages, which includes both permanent and intermediate term loans. The diversity in the commercial real estate portfolio allows the Corporation to reduce the impact of a decline in any single industry.

   The primary focus of the commercial real estate portfolio has been loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as a commercial real estate loan. At September 30, 2002, approximately 50 percent of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, totaled $852 million at September 30, 2002, down 18.2 percent on an annualized basis from December 31, 2001 and down 18.3 percent from September 30, 2001. Excluding the impact of the 1-4 family residential mortgage and indirect lending portfolios, total consumer loans decreased by 10.9 percent on an annualized basis from year-end 2001. The decrease from year-end is primarily related to the accelerated sale of student loans previously discussed. As the following table illustrates, the consumer loan portfolio has four distinct segments - consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

Consumer Portfolio	September 30	June 30	December 31	September 30
Period-End Balances (in millions)	2002	2002	2001	2001

Construction	$48.8	$42.2	$44.6	$48.8
Land	9.8	10.6	7.0	7.6
Other consumer real estate	279.7	283.3	278.9	274.4

Total consumer real estate	338.3	336.1	330.5	330.8
Consumer non-real estate	282.7	259.7	345.9	362.3
Indirect	33.2	42.9	65.2	81.8
1-4 Family residential mortgages	197.8	212.2	244.9	268.2

Total Consumer loans	$852.0	$850.9	$986.5	$1,043.1

   The consumer non-real estate loan segment was $282.7 million at September 30, 2002 compared to $345.9 million at December 31, 2001 and $362.3 at September 30, 2001. Loans in this segment include student loans, automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities. The majority of the decrease is related to the sale of student loans mentioned above offset by growth in unsecured revolving credit products.

   The indirect consumer loan segment was $33.2 million at September 30, 2002, a decrease of $48.6 million or 59.4 percent since September 30, 2001. As previously mentioned, the Corporation stopped originating this type of loans in 2000. At September 30, 2002, the majority of the portfolio was comprised of new and used automobile loans (50.2 percent of total), as well as purchased home improvement and home equity loans (46.6 percent of total). The portfolio is not expected to completely pay off by year-end 2002 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to continue to decline.

   The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. At September 30, 2002, the 1-4 family residential loan segment totaled $197.8 million down from $244.9 million at December 31, 2001 and $268.2 at September 30, 2001. This portfolio will continue to decline as no new loans are being originated and high levels of mortgage refinancings continue during the current low rate environment.

   Loans to Mexico-based borrowers, secured by liquid assets held in the United States, were $5.8 million at September 30, 2002, $10.8 million at December 31, 2001, and $14.6 million at September 30, 2001. Cullen/Frost's cross-border outstandings to Mexico excluding these loans totaled $373 thousand at September 30, 2002 up from $63 thousand at December 31, 2001 and $30 thousand at September 30, 2001. At September 30, 2002 and 2001, none of the Mexico-related loans were on non-performing status.

Loan Commitments

   In the normal course of business, in order to meet the financial needs of its customers, Cullen/Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit, which commit the Corporation to make payments to or on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. Commitments to extend credit and standby letters of credit amounted to $2.2 billion and $115.6 million, respectively, at September 30, 2002, down from $2.3 billion and $123.5 million, respectively, at December 31, 2001. Included in the allowance for possible loan losses at September 30, 2002 was approximately $1.6 million associated with unfunded loan commitments compared with $3.3 million at December 31, 2001. Commercial and industrial loan commitments represented approximately 76 percent of the total loan commitments outstanding at September 30, 2002 compared with 75 percent at December 31, 2001. Acceptances due from customers at September 30, 2002 were $4.1 million, up from $3.9 million at December 31, 2001.

Non-Performing Assets

	Real		Commercial
September 30, 2002	Estate	Other	and Industrial	Total

Non-accrual loans	$14,155	$4,627	$19,181	$37,963
Foreclosed assets	2,389	128		2,517

Total	$16,544	$4,755	$19,181	$40,480

As a percentage of total
non-performing assets	40.9%	11.7%	47.4%	100.0%

   Non-performing assets totaled $40.5 million at September 30, 2002 up 19.9 percent from $33.8 million at June 30, 2002 and down 16.7 percent from $48.6 million at September 30, 2001. The increase in non-performing assets from the second quarter 2002 was related to four commercial and industrial loans placed on non-accrual status during the third quarter of 2002 totaling $6.7 million. In addition, during the second quarter of 2002, the Corporation sold its remaining interests in a non-accrual loan with a carrying value of $7.7 million. This loan, made to a private company in the marketing and sales promotion industry, was a large SNC that went on non-accrual status in the third quarter of 2001.

   Non-performing assets as a percentage of total loans and foreclosed assets were .89 percent at September 30, 2002 compared to .75 percent last quarter and 1.07 percent one year ago. Non-performing assets as a percentage of total assets were .46 percent at the end of the third quarter 2002 compared to .41 percent for the second quarter of 2002 and .60 percent for the third quarter 2001.

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has serious concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. At September 30, 2002, Cullen/Frost had $19.7 million in loans of this type which had not been included in either of the non-accrual or 90 days past due loan categories. Approximately 77 percent of the total is related to a single credit to a company in several gas-related and equipment distribution businesses. Recent weakness in such company's operating performance combined with a slowdown in certain business sectors have caused us to heighten the attention given to this credit. Management monitors potential problem loans closely and reviews their performance on a regular basis.

The outlook for economic conditions continues to be uncertain. The customers of the Corporation are not immune to the effects of the economy and, therefore, neither is the Corporation.

   The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was approximately $380 thousand for the third quarter of 2002, compared to approximately $303 thousand for the second quarter of 2002 and approximately $531 thousand for the third quarter of 2001.    Accruing loans past due are summarized below:

	September 30	December 31	September 30
ACCRUING LOANS PAST DUE	2002	2001	2001

30 to 89 days	$38,911	$35,549	$48,568
90 days or more	7,045	13,601	10,967

Total	$45,956	$49,150	$59,535

Allowance for Possible Loan Losses

   The allowance for possible loan losses was $81.5 million or 1.78 percent of period-end loans at September 30, 2002, compared to $72.9 million or 1.61 percent at December 31, 2001 and $80.2 million or 1.77 percent at September 30, 2001. The allowance for possible loan losses as a percentage of non-accrual loans was 215 percent at September 30, 2002, compared to 220 percent and 165 percent at the end of the fourth quarter of 2001 and the third quarter of 2001, respectively.

	2002		2001

	Third	Second	Third
NET CHARGE-OFFS (RECOVERIES)	Quarter	Quarter	Quarter

Real Estate	$88	$808	$(36)
Commercial and industrial	2,216	2,942	4,172
Consumer	489	351	932
Other, including foreign	134	18	(2)

	$2,927	$4,119	$5,066

Provision for possible loan losses	$5,850	$5,396	$20,000
Allowance for possible loan losses	81,500	78,577	80,188

   The Corporation recorded a $5.9 million provision for possible loan losses during the third quarter of 2002 and net charge-offs totaled $2.9 million. The charge-off level was primarily related to two commercial and industrial loans. The provision for possible loan losses continues to reflect the charge-off level and the overall uncertainty in the current economy.

   The provision for possible loan losses for the second quarter of 2002 and third quarter a year ago were $5.4 million and $20.0 million, respectively. Net charge-offs for the second quarter of 2002 and third quarter 2001 were $4.1 million and $5.1 million, respectively. The increase in the provision for possible loan losses in the third quarter of 2001 was related to the previously mentioned loan to a private company in the marketing and sales promotion industry and the uncertainty in the current economy. See the Non-Performing Assets section on page 24 for further information. The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.

   The Corporation has increased its allocation of allowance for possible loan losses in commercial and industrial due to increased credit risks inherent in that portfolio. The Corporation has reduced allocated reserves in the consumer portfolio due to its lower loss history and the reduction in the portfolio. The table below presents the allocation of the allowance for possible loans losses:

	Nine Months Ended		Year Ended
	September 30, 2002		December 31, 2001

		As a		As a
	Allowance	Percentage	Allowance	Percentage
Allocation of Allowance	for Possible	Of Total	for Possible	Of Total
For Possible Loan Losses	Loan Losses	Loans	Loan Losses	Loans

Commercial and industrial	$39,246.86%		$30,831.68%
Real estate		11,308.25		10,427.23
Consumer		3,262.07		9,909.22
Other, including foreign		1,661.03		423.01
Unallocated		26,023.57		21,291.47

Total	$81,500	1.78%	$72,881	1.61%

Capital and Liquidity

   At September 30, 2002, shareholders' equity was $686.6 million compared to $594.9 million at December 31, 2001 and $632.7 million at September 30, 2001. In addition to net income of $86.8 million, activity in shareholders' equity during 2002 included $33.5 million of dividends paid and $28.7 million paid for repurchasing shares of the Corporation's common stock. The accumulated other comprehensive income component of equity was $38.0 million as of September 30, 2002 compared to a loss of $14.0 million as of December 31, 2001. This change resulted from unrealized gains on securities available for sale of $52.0 million, net of tax, as of September 30, 2002. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note E "Capital" on page 7 for a discussion of Cullen/Frost's capital ratios.

   Cullen/Frost paid a cash dividend for the third and second quarters of 2002 of $.22 per common share compared to $.215 per common share for the third quarter of 2001. This equates to a dividend payout ratio of 42.5 percent, 34.4 percent and 66.8 percent for the third and second quarters of 2002 and the third quarter of 2001, respectively. For the nine months ended September 30, 2002 and 2001, the dividend payout ratio was 38.5 percent and 47.5 percent, respectively.

   In addition, the Corporation announced in the third quarter of 2001 that its board of directors had authorized the repurchase of up to 2.6 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. The Corporation did not repurchase any shares under this program during the third quarter of 2002. As of September 30, 2002, 1.2 million shares at a cost of $39.2 million had been repurchased under this program.

Funding sources available at the holding company level include a $25 million short-term line of credit. There were no borrowings outstanding from this source at September 30, 2002.

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

Consolidated Average Balance Sheets and Interest Income Analysis-By Year-to-Date (dollars in thousands - taxable-equivalent basis)
	September 30, 2002			September 30, 2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Time deposits	$14,557	$169	1.55%	$6,745	$287	5.68%
Securities:
U.S. Treasury	39,386	597	2.03	45,464	1,948	5.73
U.S. Government agencies and corporations	1,874,352	82,426	5.86	1,425,980	68,776	6.43
States and political subdivisions
Tax-exempt	178,560	9,263	6.92	164,980	8,810	7.12
Taxable	2,237	111	6.61	3,182	155	6.50
Other	32,706	955	3.89	32,984	1,304	5.27

Total securities	2,127,241	93,352	5.85	1,672,590	80,993	6.46
Federal funds sold and securities purchased
under resale agreements	178,171	2,411	1.78	270,059	8,628	4.21
Loans, net of unearned discount	4,544,209	201,690	5.93	4,545,098	271,532	7.99

Total Earning Assets and Average Rate Earned	6,864,178	297,622	5.79	6,494,492	361,440	7.43
Cash and due from banks	823,164			767,839
Allowance for possible loan losses	(78,347)			(64,876)
Premises and equipment	158,692			150,369
Accrued interest and other assets	402,295			346,318

Total Assets	$8,169,982			$7,694,142

Liabilities:
Demand deposits:
Commercial and individual	$1,914,703			$1,815,459
Correspondent banks	472,442			249,026
Public funds	43,574			38,623

Total demand deposits	2,430,719			2,103,108
Time deposits:
Savings and Interest-on-Checking	1,007,388	1,446.19		961,374	3,130.44
Money market deposit accounts	1,831,287	17,986	1.31	1,814,830	40,593	2.99
Time accounts	1,168,236	19,783	2.26	1,276,059	46,688	4.89
Public funds	336,240	3,853	1.53	300,426	8,381	3.73

Total time deposits	4,343,151	43,068	1.33	4,352,689	98,792	3.03

Total deposits	6,773,870			6,455,797
Federal funds purchased and securities sold
under repurchase agreements	362,829	3,983	1.45	363,020	10,619	3.86
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	98,644	6,356	8.59	98,589	6,356	8.60
Subordinated notes payable and other notes
payable	151,311	4,517	3.98	35,810	1,684	6.27
Other borrowings	20,537	583	3.80	31,864	1,393	5.85

Total Interest-Bearing Funds and Average
Rate Paid	4,976,472	58,507	1.57	4,881,972	118,844	3.25

Accrued interest and other liabilities	127,170			101,718

Total Liabilities	7,534,361			7,086,798
Shareholders' Equity	635,621			607,344

Total Liabilities and Shareholders' Equity	$8,169,982			$7,694,142

Net interest income		$239,115			$242,596

Net interest spread			4.22%			4.18%

Net interest income to total average earning assets			4.65%			4.99%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.
28

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2002			June 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Time deposits	$14,312	$54	1.50%	$13,868	$65	1.89%
Securities:
U.S. Treasury	45,716	221	1.92	58,028	290	2.00
U.S. Government agencies and corporations	1,887,692	27,040	5.73	1,865,691	27,470	5.89
States and political subdivisions
Tax-exempt	182,171	3,099	6.80	176,419	3,078	6.98
Taxable	2,248	37	6.58	2,229	37	6.64
Other	34,765	339	3.90	33,965	348	4.10

Total securities	2,152,592	30,736	5.71	2,136,332	31,223	5.85
Federal funds sold and securities purchased
under resale agreements	316,848	1,411	1.74	112,638	524	1.84
Loans, net of unearned discount	4,511,565	67,087	5.90	4,587,665	67,896	5.94

Total Earning Assets and Average Rate Earned	6,995,317	99,288	5.64	6,850,503	99,708	5.83
Cash and due from banks	836,049			766,820
Allowance for possible loan losses	(80,555)			(79,512)
Premises and equipment	173,333			154,785
Accrued interest and other assets	394,940			397,713

Total Assets	$8,319,084			$8,090,309

Liabilities:
Demand deposits:
Commercial and individual	$1,947,332			$1,869,124
Correspondent banks	534,577			472,994
Public funds	48,539			38,442

Total demand deposits	2,530,448			2,380,560
Time deposits:
Savings and Interest-on-Checking	977,977	480.19		1,023,782	490.19
Money market deposit accounts	1,866,489	6,367	1.35	1,818,573	5,783	1.28
Time accounts	1,153,949	5,813	2.00	1,164,320	6,347	2.19
Public funds	322,799	1,221	1.50	332,982	1,256	1.51

Total time deposits	4,321,214	13,881	1.27	4,339,657	13,876	1.28

Total deposits	6,851,662			6,720,217
Federal funds purchased and securities sold
under repurchase agreements	406,404	1,486	1.43	353,525	1,310	1.47
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	98,657	2,119	8.59	98,644	2,119	8.59
Subordinated notes payable and other notes
payable	149,793	1,403	3.75	151,996	1,466	3.86
Other borrowings	19,396	174	3.57	19,325	173	3.60

Total Interest-Bearing Funds and Average
Rate Paid	4,995,464	19,063	1.51	4,963,147	18,944	1.53

Accrued interest and other liabilities	125,846			119,790

Total Liabilities	7,651,758			7,463,497
Shareholders' Equity	667,326			626,812

Total Liabilities and Shareholders' Equity	$8,319,084			$8,090,309

Net interest income		$80,225			$80,764

Net interest spread			4.13%			4.30%

Net interest income to total average earning assets			4.56%			4.72%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.
29

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2002			December 31, 2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Time deposits	$15,504	$50	1.30%	$8,433	$44	2.06%
Securities:
U.S. Treasury	14,065	85	2.47	62,885	346	2.18
U.S. Government agencies and corporations	1,869,473	27,917	5.97	1,741,198	26,488	6.09
States and political subdivisions
Tax-exempt	177,035	3,086	6.97	174,457	3,038	6.97
Taxable	2,234	37	6.62	2,250	37	6.57
Other	29,328	268	3.65	29,859	285	3.82

Total securities	2,092,135	31,393	6.00	2,010,649	30,194	6.01
Federal funds sold and securities purchased
under resale agreements	102,674	476	1.85	202,824	1,155	2.23
Loans, net of unearned discount	4,533,639	66,707	5.97	4,551,040	72,881	6.35

Total Earning Assets and Average Rate Earned	6,743,952	98,626	5.90	6,772,946	104,274	6.12
Cash and due from banks	866,962			930,601
Allowance for possible loan losses	(74,912)			(80,382)
Premises and equipment	147,677			149,950
Accrued interest and other assets	401,632			417,922

Total Assets	$8,085,311			$8,191,037

Liabilities:
Demand deposits:
Commercial and individual	$1,927,435			$2,087,115
Correspondent banks	408,367			303,831
Public funds	43,689			43,766

Total demand deposits	2,379,491			2,434,712
Time deposits:
Savings and Interest-on-Checking	1,020,878	475.19		981,430	475.19
Money market deposit accounts	1,808,156	5,835	1.31	1,859,110	7,418	1.58
Time accounts	1,186,800	7,624	2.61	1,236,146	10,413	3.34
Public funds	353,275	1,377	1.58	323,523	1,601	1.96

Total time deposits	4,369,109	15,311	1.42	4,400,209	19,907	1.79

Total deposits	6,748,600			6,834,921
Federal funds purchased and securities sold
under repurchase agreements	327,692	1,187	1.45	316,599	1,435	1.77
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	98,630	2,119	8.60	98,616	2,119	8.60
Subordinated notes payable and other notes
payable	152,170	1,648	4.33	152,142	2,053	5.40
Other borrowings	22,929	235	4.16	30,068	401	5.30

Total Interest-Bearing Funds and Average
Rate Paid	4,970,530	20,500	1.66	4,997,634	25,915	2.06

Accrued interest and other liabilities	123,173			124,902

Total Liabilities	7,473,194			7,557,248
Shareholders' Equity	612,117			633,789

Total Liabilities and Shareholders' Equity	$8,085,311			$8,191,037

Net interest income		$78,126			$78,359

Net interest spread			4.24%			4.06%

Net interest income to total average earning assets			4.68%			4.60%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.
30

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2001

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Time deposits	$6,104	$72	4.67%
Securities:
U.S. Treasury	17,738	164	3.66
U.S. Government agencies and corporations	1,596,137	25,251	6.33
States and political subdivisions
Tax-exempt	168,484	2,959	7.03
Taxable	2,796	46	6.53
Other	29,426	254	3.46

Total securities	1,814,581	28,674	6.32
Federal funds sold and securities purchased
under resale agreements	331,845	2,864	3.38
Loans, net of unearned discount	4,512,277	82,637	7.27

Total Earning Assets and Average Rate Earned	6,664,807	114,247	6.81
Cash and due from banks	820,091
Allowance for possible loan losses	(65,561)
Premises and equipment	150,157
Accrued interest and other assets	387,047

Total Assets	$7,956,541

Liabilities:
Demand deposits:
Commercial and individual	$1,955,445
Correspondent banks	262,399
Public funds	40,859

Total demand deposits	2,258,703
Time deposits:
Savings and Interest-on-Checking	962,999	588.24
Money market deposit accounts	1,839,010	10,571	2.28
Time accounts	1,268,349	13,355	4.18
Public funds	297,830	2,316	3.09

Total time deposits	4,368,188	26,830	2.44

Total deposits	6,626,891
Federal funds purchased and securities sold
under repurchase agreements	366,360	2,840	3.03
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	98,602	2,118	8.60
Subordinated notes payable and other notes
payable	99,678	1,575	6.32
Other borrowings	32,338	464	5.70

Total Interest-Bearing Funds and Average
Rate Paid	4,965,166	33,827	2.70

Accrued interest and other liabilities	103,718

Total Liabilities	7,327,587
Shareholders' Equity	628,954

Total Liabilities and Shareholders' Equity	$7,956,541

Net interest income		$80,420

Net interest spread			4.11%

Net interest income to total average earning assets			4.80%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.
31

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

   There has been no material change in the market risks faced by the Corporation since December 31, 2001. For information regarding the Corporation's market risk, refer to its Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.

Controls and Procedures

   As of October 18, 2002, an evaluation was performed by the Corporation's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), with the participation of the Corporation's management, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's CEO and CFO have concluded that the Corporation's disclosure controls and procedures were effective as of October 18, 2002. The Corporation's CEO and CFO have indicated that there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to October 18, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

32

Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

33

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: October 23, 2002	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Accounting Officer)

34

Certification

I, Richard W. Evans, Jr., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Cullen/Frost Bankers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/Richard W. Evans, Jr.

Richard W. Evans, Jr.
Chief Executive Officer

35

Certification

I, Phillip D. Green, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Cullen/Frost Bankers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/Phillip D. Green

Phillip D. Green
Group Executive Vice President and Chief Financial Officer

36