Form 10-K
period 2002-12-31
CULLEN FROST BANKERS INC
filed 2003-03-28
CIK 39263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-7275

CULLEN/FROST BANKERS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1751768

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street San Antonio, Texas	78205

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(210) 220-4011

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value
(with attached rights)	The New York Stock Exchange

(Title of Class)	(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☒          No ☐

      As of June 28, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,758,247,597.

      As of March 14, 2003, there were 51,337,275 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of Cullen/ Frost Bankers, Inc. to be

held May 21, 2003 are incorporated by reference in this Form 10-K in response to
Part III, Items 10, 11, 12 and 13.

PART I

Item 1.	BUSINESS

General

       Cullen/ Frost Bankers, Inc. (“Cullen/ Frost” or “Corporation”), a Texas business corporation incorporated in 1977 and headquartered in San Antonio, Texas, is a financial holding company and bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”) (collectively “the BHC Act”), and, as such, is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The New Galveston Company, incorporated under the laws of Delaware, is a wholly owned second-tier financial holding company and bank holding company subsidiary of Cullen/ Frost, which owns all banking and non-banking subsidiaries with the exception of Cullen/ Frost Capital Trust I, a Delaware statutory business trust and wholly owned subsidiary of the Corporation. At December 31, 2002, Cullen/ Frost’s principal assets consisted of all of the capital stock of The Frost National Bank (“Frost Bank”). Frost Bank operates 78 financial centers across Texas with 17 locations in the San Antonio area, 21 in the Houston/ Galveston area, 15 in the Fort Worth area, eight in the Corpus Christi area, five in Austin, four in Dallas, two in San Marcos, two in McAllen, two in the Boerne/ Fair Oaks area, one in New Braunfels, and one in Harlingen. At December 31, 2002, Cullen/ Frost had consolidated total assets of $9.6 billion and total deposits of $7.6 billion. Based on information from the Federal Reserve Board, at September 30, 2002, Cullen/ Frost was the largest of the 129 bank holding companies headquartered in Texas.

      Cullen/ Frost’s operations are managed along two reportable operating segments consisting of Banking and the Financial Management Group. (See “Results of Segment Operations” on page 23 and Note V “Operating Segments” on page 74).

      Frost Bank is a separate entity that operates under the management of its own officers and also maintains a separate board of directors. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2002, Frost Bank was the largest commercial bank headquartered in Texas.

Services Offered by Frost Bank

Commercial Banking

      Frost Bank provides commercial banking services for corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including interim construction financing on industrial and commercial properties, and financing on equipment, inventories, accounts receivable, and acquisition financing, as well as commercial leasing and treasury management services. Frost Bank provides financial services to business clients on both a national and international basis.

Consumer Services

      Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, home equity loans, drive-in and night deposit services, safe deposit facilities, and brokerage services.

International Banking

      Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (in United States dollars only), making loans (in United States dollars only), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange. Reference is made to pages 31 and 39 of this document.

     Correspondent Banking

      Frost Bank acts as correspondent for approximately 311 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

     Trust Services

      Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2002, trust assets with a market value of $12.6 billion were being administered by Frost Bank. These assets were comprised of managed assets of $5.9 billion and custody assets of $6.7 billion.

     Capital Markets — Fixed Income Services

      The Frost Bank Capital Markets Division was founded in 1999 to meet the transaction needs of fixed income institutional investors. Services provided include sales and trading, new issue underwriting, money market trading, and securities safekeeping and clearance.

     Brokerage Services

      Frost Brokerage Services Inc. a wholly owned subsidiary of Frost Bank, provides brokerage services and performs other transactions or operations related to the sale and purchase of securities of all types.

     Insurance

      Frost Insurance Agency, Inc. is a wholly owned subsidiary of Frost Bank and brokers corporate and personal property and casualty insurance products as well as group health and life insurance products, to individuals and businesses.

Services/Activities Offered by Other Cullen/Frost Subsidiaries

       Frost Securities, Inc. (“FSI”) is a wholly owned subsidiary that employs a small group of investment bankers who provide limited advisory and private equity services to middle market companies in Texas.

      Main Plaza Corporation (“Main Plaza”) is a wholly owned non-banking subsidiary. Main Plaza occasionally makes loans to qualified borrowers. Loans are funded with borrowings against Cullen/ Frost’s current cash or borrowings against internal credit lines.

      Daltex General Agency, Inc. (“Daltex”), a wholly owned non-banking subsidiary, is a managing general insurance agency. Daltex provides insurance on certain auto loans financed by the bank.

      Cullen/ Frost Capital Trust I is a Delaware statutory business trust that issued $100 million in Trust Preferred Capital Securities in 1997, which are guaranteed by the Corporation.

Competition

       Frost Bank experiences a very competitive environment in its commercial banking business, primarily from other banks located in its respective service areas. Frost Bank also competes with insurance companies, finance companies, savings and loan institutions, credit unions, money market funds, investment banks and other financial institutions. In the case of some larger customers, competition exists with institutions in other major metropolitan areas in Texas and in the remainder of the United States, some of which are larger than Frost Bank in terms of capital, resources and personnel.

      Cullen/ Frost and Frost Bank have been impacted by the Modernization Act, as it eliminated barriers between commercial banking, investment banking, and insurance sales. The elimination of barriers has created the potential for more competition by increasing the number of non-bank competitors.

Supervision and Regulation

       Cullen/ Frost and its subsidiaries are subject to extensive regulation under federal and state law. This regulatory framework is intended primarily for the protection of depositors and deposit insurance funds and not for the protection of security holders.

      Set forth below is a description of the material elements of the laws and regulations applicable to Cullen/ Frost and its subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes and regulations that are described.

     General

      Cullen/ Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/ Frost is regulated under the BHC Act and is subject to the supervision of the Federal Reserve Board.

      In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and performing certain servicing activities for subsidiaries. As a result of the Modernization Act, however, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies. They also include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the BHC Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary will be considered to be “well capitalized” if it satisfies the requirements for this status discussed under “Capital Adequacy and Prompt Corrective Action” on page 6. It will be considered to be “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. Cullen/ Frost’s declaration to become a financial holding company was declared effective by the Federal Reserve Board on March 11, 2000.

      In order for a financial holding company to commence any new activities permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act (“CRA”). The CRA requires depository institutions to help serve the credit needs of their communities by, among other things, providing credit to low-and moderate-income individuals and communities.

      Cullen/ Frost’s only bank subsidiary, Frost Bank, is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the OCC.

     Borrowings

      There are various restrictions on the ability of Cullen/ Frost and its non-bank subsidiaries to borrow from, and engage in certain other transactions with, Frost Bank. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of Cullen/ Frost or its non-bank subsidiaries, to ten percent of Frost Bank’s capital stock and surplus, and, as to Cullen/ Frost and all such non-bank subsidiaries in the aggregate, to 20 percent of Frost Bank’s capital stock and surplus.

      Federal law also provides that extensions of credit and other transactions between Frost Bank and Cullen/ Frost or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to Frost Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

     Dividends

      The principal source of Cullen/ Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and without adversely affecting its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $144.2 million to Cullen/ Frost, without obtaining affirmative governmental approvals, at December 31, 2002. This amount is not necessarily indicative of amounts that may be available to be paid in future periods.

      In addition, Cullen/ Frost and Frost Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

     Support of Subsidiary Bank

      Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, Cullen/ Frost is expected to commit resources to support Frost Bank, including at times when Cullen/ Frost may not be in a financial position to provide it. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

      In addition, under the National Bank Act, if the capital stock of Frost Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon Cullen/ Frost. If the assessment is not paid within three months, the OCC could order a sale of the Frost Bank stock held by Cullen/ Frost to make good the deficiency.

     Capital Adequacy and Prompt Corrective Action

      The Federal Reserve Board, the OCC and the Federal Deposit Insurance Corporation (the “FDIC”) have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

      Under the risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies and the OCC for national banks, the minimum requirement for the ratio of total capital (as defined) to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common stockholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock (in the case of a bank holding company) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and the allowance for possible loan losses (“Tier 2 capital” and together with Tier 1 capital, “total capital”).

      The Federal Reserve Board and the OCC also require financial holding companies and national banks, respectively, to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for possible loan losses, goodwill and certain other intangible assets. The requirements necessitate a minimum leverage ratio of three percent for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of four percent, unless a different minimum is specified by an appropriate regulatory authority. The Federal Reserve Board has not advised Cullen/ Frost, and the OCC has not advised Frost Bank, of any specific minimum leverage ratio applicable to it. For information regarding the capital ratios and leverage ratio of Cullen/ Frost and Frost Bank see the discussion under the caption “Capital and Liquidity” on page 41 and Note M “Capital” on page 62.

      The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to finalize a new capital accord in the fourth quarter of 2003 and for member countries to implement the accord at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, it is possible that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the United States federal bank regulatory authorities. The new capital requirements that may arise out of a new BIS capital accord could increase minimum capital requirements applicable to Cullen/ Frost and its subsidiaries.

      The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier I capital ratio and the leverage ratio.

      Under the regulations adopted by the federal regulatory authorities, a bank insured by the FDIC will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a leverage ratio of four percent or greater (three percent in certain circumstances ) and is not “well capitalized”;

(iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than six percent, a Tier 1 risk-based capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than two percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. At December 31, 2002, Cullen/ Frost’s only insured depository institution, Frost Bank, was considered “well capitalized.”

      The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

      “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

     Deposit Insurance

      Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system which imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Over the last several years many banks, including Frost Bank, have paid no deposit insurance premiums. It is possible that the FDIC could impose assessment rates on institutions such as Frost Bank in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage.

      A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled, FDIC-insured depository institution in danger of default. “Default” is generally defined as the appointment of a conservator or receiver, and “in danger of default” is generally defined as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance.

     Depositor Preference

      Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

     Financial Privacy

      The Modernization Act modified laws related to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including Cullen/ Frost, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure.

     Acquisitions

      The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like Cullen/ Frost are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.

      The BHC Act, the Federal Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the Comptroller of the Currency is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the CRA and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

     USA PATRIOT Act

      On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

      The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as Frost Bank and Cullen/ Frost’s broker-dealer subsidiary. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and control to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations which will further clarify the USA Patriot Act’s requirements.

      Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution.

     Legislative Initiatives

      Various legislative and regulatory initiatives are from time to time introduced in Congress and state legislatures, as well as applicable regulatory agencies. Any change in applicable law, regulation or regulatory policy may have a material effect on the business of Cullen/ Frost and its subsidiaries.

Regulatory and Economic Policies

       The earnings of Cullen/ Frost are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions, primarily through open market operations in United States government obligations, as well as varying the discount rate on financial institution borrowings and varying reserve requirements against financial institution deposits and by restricting certain borrowings by such financial institutions and their subsidiaries.

      Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, Cullen/ Frost cannot accurately predict the nature or extent of any effect such policies may have on its future business and earnings.

Employees

       At December 31, 2002, Cullen/ Frost employed 3,183 full-time equivalent employees. Employees of Cullen/ Frost enjoy a variety of employee benefit programs, including a deferred profit sharing plan, 401(k) stock purchase plan, various comprehensive medical, accident and group life insurance plans and paid vacations. Cullen/ Frost considers its employee relations to be good.

Executive Officers of the Registrant

       The names, ages, recent business experience and positions or offices held by each of the executive officers of Cullen/ Frost during 2002 are as follows:

	Age as of
Name and Positions or Offices	12/31/02	Recent Business Experience

T.C. Frost Senior Chairman of the Board and Director	75	Officer and Director of Frost Bank since 1950. Chairman of the Board of Cullen/ Frost from 1973 to October 1995. Member of the Executive Committee of Cullen/ Frost from 1973 to present. Chief Executive Officer of Cullen/ Frost from July 1977 to October 1997. Senior Chairman of Cullen/ Frost from October 1995 to present.
Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	56	Officer of Frost Bank since 1973. Executive Vice President of Frost Bank from 1978 to April 1985. President of Frost Bank from April 1985 to August 1993. Chairman of the Board and Chief Executive Officer of Frost Bank from August 1993 to present. Director and Member of the Executive Committee of Cullen/ Frost from August 1993 to present. Chairman of the Board and Chief Operating Officer of Cullen/ Frost from October 1995 to October 1997. Chairman of the Board and Chief Executive Officer of Cullen/ Frost from October 1997 to present.
Patrick B. Frost President of Frost Bank and Director	42	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/ Frost from May 1997 to present. Member of the Executive Committee of Cullen/ Frost from July 1997 to present.
Phillip D. Green Group Executive Vice President and Chief Financial Officer	48	Officer of Frost Bank since July 1980. Vice President and Controller of Frost Bank from January 1981 to January 1983. Senior Vice President and Controller of Frost Bank from January 1983 to July 1985. Senior Vice President and Treasurer of Cullen/ Frost from July 1985 to April 1989. Executive Vice President and Treasurer of Cullen/ Frost from May 1989 to October 1995. Executive Vice President and Chief Financial Officer of Cullen/ Frost from October 1995 to July 1998. Senior Executive Vice President and Chief Financial Officer from July 1998 to May 2001. Group Executive Vice President and Chief Financial Officer from May 2001 to present.

Stan McCormick, age 57, has been an officer of Frost Bank since 1994 and Secretary of Cullen/ Frost from June 1999 to present.

      There are no arrangements or understandings between any executive officer of Cullen/ Frost and any other person pursuant to which such executive officer was or is to be selected as an officer.

Website Access to Reports

       Cullen/ Frost’s website, www.frostbank.com, provides access to the Corporation’s Forms 10-K, 10-Q and 8-K reports filed or furnished to the SEC free of charge, as soon as reasonably practicable after those reports are electronically transmitted to the Securities and Exchange Commission.

Item 2.     PROPERTIES

      The executive offices of Cullen/ Frost, as well as the principal banking headquarters of Frost Bank, are housed in a 21-story office tower and a nine-story office building located on approximately 3.5 acres of land in downtown San Antonio. Frost Bank purchased the twenty-one story office tower and the adjacent parking garage facility in the second quarter of 2002. The combined purchase price of the office tower and parking facility was approximately $41 million. Both structures had been the subject of a sale and leaseback agreement with options allowing for occupancy up to 50 years and for purchases of the related assets under specific terms. Cullen/ Frost and Frost Bank occupy approximately 50 percent of the office tower. The nine-story office building was purchased in April 1994.

Item 3.     LEGAL PROCEEDINGS

      Certain subsidiaries of Cullen/ Frost are defendants in various matters of litigation which have arisen in the normal course of conducting a commercial banking business. In the opinion of management, the disposition of such pending litigation will not have a material effect on Cullen/ Frost’s consolidated Financial position.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER

          MATTERS

Common Stock Market Prices and Dividends

      The tables below set forth for each quarter of 2002 and 2001 the high and low sales prices for Cullen/ Frost’s common stock and the dividends paid per share. The Corporation’s common stock is traded on The New York Stock Exchange (“NYSE”) under the symbol “CFR”. High and low sales prices are as reported by the NYSE. The closing price on March 14, 2003, was $30.03.

	2002		2001

Market Price (per share)	High	Low	High	Low

First Quarter	$36.51	$29.65	$41.94	$32.23
Second Quarter	40.75	33.59	36.45	29.65
Third Quarter	38.26	28.30	39.50	24.50
Fourth Quarter	35.90	29.30	31.00	23.61

      The number of record holders of common stock at March 3, 2003 was 2,011.

Cash Dividends (per share)	2002	2001

First Quarter	$.215	$.195
Second Quarter	.220	.215
Third Quarter	.220	.215
Fourth Quarter	.220	.215

Total	$.875	$.840

      The Corporation’s management is committed to continuing to pay regular cash dividends; however, there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. See the “Supervision and Regulation” section on page 5, the “Capital and Liquidity” section on page 41 in Item 7 and Note L “Dividends” on page 62.

Item 6.     SELECTED FINANCIAL DATA

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31

	2002	2001	2000	1999	1998	1997

Interest Income:
Loans, including fees	$265,514	$343,928	$394,073	$329,610	$300,721	$261,607
Securities	120,221	106,933	109,248	113,561	120,259	110,070
Time deposits	172	200	331	122
Federal funds sold and securities purchased under resale agreements	3,991	9,784	8,488	4,172	7,111	12,423

Total Interest Income	389,898	460,845	512,140	447,465	428,091	384,100
Interest Expense:
Deposits	55,384	118,699	158,858	128,819	138,283	131,140
Federal funds purchased and securities sold under repurchase agreements	5,359	12,054	17,889	12,500	11,606	8,739
Guaranteed preferred beneficial interests in the Corporation’s subordinated debentures	8,475	8,475	8,475	8,475	8,475	7,652
Long-term notes payable and other borrowings	6,647	5,531	4,346	808	1,754	1,434

Total Interest Expense	75,865	144,759	189,568	150,602	160,118	148,965

Net Interest Income	314,033	316,086	322,572	296,863	267,973	235,135
Provision for possible loan losses	22,546	40,031	14,103	12,427	10,393	9,174

Net Interest Income After Provision for Possible Loan Losses	291,487	276,055	308,469	284,436	257,580	225,961
Non-Interest Income:
Trust fees	47,463	48,784	49,266	46,411	46,863	43,275
Service charges on deposit accounts	78,417	70,534	60,627	58,787	53,601	47,627
Insurance commissions	24,700	17,423	10,331	3,902
Other service charges, collection and exchange charges, commissions and fees	16,860	16,176	15,548	13,279	13,293	10,352
Net gain (loss) on securities transactions	88	78	4	(86)	359	498
Other	33,181	30,462	29,579	28,176	22,361	18,953

Total Non-Interest Income	200,709	183,457	165,355	150,469	136,477	120,705
Non-Interest Expense:
Salaries and wages	139,227	138,347	133,525	119,902	109,781	98,126
Employee benefits	34,614	35,000	28,808	25,944	21,295	19,874
Net occupancy	28,883	29,419	27,693	27,045	25,486	22,812
Furniture and equipment	22,597	23,727	21,329	19,892	18,921	16,147
Intangible amortization	7,083	15,127	15,625	15,000	13,293	11,920
Restructuring charges		19,865
Merger related charges					12,244
Other	79,738	78,172	76,832	75,252	75,297	65,265

Total Non-Interest Expense	312,142	339,657	303,812	283,035	276,317	234,144

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	180,054	119,855	170,012	151,870	117,740	112,522
Income taxes	57,821	39,749	58,746	52,116	42,095	39,555

Income from continuing operations	122,233	80,106	111,266	99,754	75,645	72,967
Loss from discontinued operations, net of tax (Note W)	(5,247)	(2,200)	(2,449)	(2,112)
Cumulative effect of change in accounting for derivatives, net of tax		3,010

Net Income	$116,986	$80,916	$108,817	$97,642	$75,645	$72,967

Basic per share:
Income from continuing operations	$2.40	$1.55	$2.13	$1.87	$1.42	$1.38
Net Income	2.29	1.57	2.09	1.83	1.42	1.38
Diluted per share:
Income from continuing operations	2.33	1.50	2.07	1.82	1.38	1.33
Net Income	2.23	1.52	2.03	1.78	1.38	1.33
Return on Average Assets:
Income from continuing operations	1.46%	1.02%	1.56%	1.45%	1.18%	1.28%
Net Income	1.40	1.03	1.52	1.42	1.18	1.28
Return on Average Equity:
Income from continuing operations	18.77	13.05	20.87	19.08	15.44	16.38
Net Income	17.96	13.18	20.41	18.68	15.44	16.38

Historical amounts have been restated for classification of a component of FSI as discontinued operations, for stock splits and to reflect the pooling-of-interests merger with Overton Bancshares, Inc. in 1998.

Selected Financial Data

(dollars in thousands, except per share amounts)

	Year Ended December 31

	2002	2001	2000	1999	1998	1997

Balance Sheet Data
Total assets	$9,552,318	$8,369,584	$7,660,372	$6,996,680	$6,869,605	$6,045,573
Subordinated notes payable and other long-term debt	149,445	152,152	3,661	2,643
Guaranteed preferred beneficial interest in junior subordinated deferrable interest debentures, net	98,678	98,623	98,568	98,513	98,458	98,403
Shareholders’ equity	703,790	594,919	573,026	509,311	512,919	462,929
Average shareholders’ equity to average total assets	7.80%	7.84%	7.46%	7.60%	7.63%	7.83%
Tier 1 risk-based capital ratio	10.46	10.14	10.08	11.04	12.23	11.21
Total risk-based capital ratio	14.16	13.98	11.24	12.28	13.48	14.46
Leverage ratio	7.26	7.21	7.54	7.56	7.71	8.22
Per Common Share Data
Basic:
Income from continuing operations	$2.40	$1.55	$2.13	$1.87	$1.42	$1.38
Net Income	2.29	1.57	2.09	1.83	1.42	1.38
Diluted:
Income from continuing operations	2.33	1.50	2.07	1.82	1.38	1.33
Net Income	2.23	1.52	2.03	1.78	1.38	1.33
Cash dividends paid-CFR	.875	.840	.760	.675	.575	.480
Shareholders’ equity	13.72	11.58	11.14	9.64	9.60	8.74
Loan Performance Indicators
Non-performing assets	$42,908	$37,430	$18,933	$18,837	$17,104	$18,088
Non-performing assets to:
Total loans plus foreclosed assets	.95%	.83%	.42%	.45%	.47%	.58%
Total assets	.45	.45	.25	.27	.25	.30
Allowance for possible loan losses	$82,584	$72,881	$63,265	$58,345	$53,616	$48,073
Allowance for possible loan losses to period-end loans	1.83%	1.61%	1.40%	1.40%	1.47%	1.54%
Net loan charge-offs	$12,843	$30,415	$9,183	$8,764	$6,100	$6,027
Net loan charge-offs to average loans	.28%	.67%	.21%	.22%	.18%	.21%
Common Stock Data
(shares in thousands)
Common shares outstanding at period end	51,295	51,355	51,430	52,823	53,425	52,940
Weighted average common shares	51,159	51,530	52,123	53,368	53,150	52,999
Weighted average shares for diluted earnings per share	52,423	53,348	53,657	54,746	54,679	54,752
Dividends as a percentage of net income	38.24%	53.51%	36.35%	36.88%	40.29%	30.50%
Non-Financial Data
Number of employees	3,183	3,387	3,394	3,336	3,095	3,045
Shareholders of record	2,038	2,179	2,250	2,442	2,624	2,358

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Financial Review

       Discussed below are the operating results and related financial condition of Cullen/ Frost Bankers, Inc. and Subsidiaries (“Cullen/ Frost” or the “Corporation”) for the years 2000 through 2002. All of the acquisitions during this period were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

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

      On July 23, 2002, Cullen/ Frost announced that it was closing the capital markets division of its investment banking subsidiary, Frost Securities, Inc. “FSI”. All operating results for this discontinued component of the Corporation’s operations have been reclassified to “discontinued operations” and are reported separately, net of tax, in the income statement. All prior periods have been restated to reflect the change.

Forward-Looking Statements

       Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that they are not specifically identified as such. In addition, certain statements in future filings by Cullen/ Frost with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/ Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

      Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on Cullen/ Frost and its customers and Cullen/ Frost’s assessment of that impact; (ii) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (iii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iv) inflation, interest rate, market and monetary fluctuations; (v) political instability; (vi) acts of war or terrorism; (vii) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (viii) changes in consumer spending, borrowings and savings habits; (ix) technological changes; (x) acquisitions and integration of acquired businesses; (xi) the ability to increase market share and control expenses; (xii) changes in the competitive environment among financial holding companies; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Cullen/ Frost and its subsidiaries must comply; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xv) changes in the Corporation’s organiza-

tion, compensation and benefit plans; (xvi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xvii) costs or difficulties related to the integration of the businesses of Cullen/ Frost being greater than expected; and (xviii) the Corporation’s success at managing the risk involved in the foregoing.

      Such forward-looking statements speak only as of the date on which such statements are made. Cullen/ Frost undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Acquisitions

       Cullen/ Frost regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations, may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. All of the acquisitions during the period 2000 through 2002 were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. None of the acquisitions had a material impact on Cullen/ Frost’s results of operations.

      On May 18, 2002, The Frost National Bank (“Frost Bank”) acquired the location and certain deposits of the Harlingen branch of JPMorgan Chase Bank. This purchase business combination, which was completed during the second quarter of 2002, allows the Corporation to expand its presence in the Rio Grande Valley. Frost Bank assumed approximately $20 million in deposits associated with its acquisition of the Harlingen branch, which became a Frost Bank financial center. This transaction did not have a material impact on Cullen/ Frost’s 2002 results of operations.

      On August 1, 2001, Frost Insurance Agency (“FIA”), a subsidiary of Frost Bank, completed its acquisition of AIS Insurance & Risk Management (“AIS”), an independent insurance agency based in Fort Worth. AIS offered a broad range of commercial insurance for small to mid-size businesses, including property and casualty, employee benefits (health, life and retirement plans), business succession planning and risk management services.

      On July 1, 2000, FIA acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits (“Nieman Hanks”), an Austin-based independent insurance agency. Nieman Hanks offered property and casualty insurance, professional and umbrella liability, homeowner and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning.

      On April 1, 2000, FIA acquired Wayland Hancock Insurance Agency, Inc. (“Wayland Hancock”), a Houston-based independent insurance agency. Wayland Hancock offered a full range of property and casualty, life and health insurance products, as well as retirement and financial planning, to individuals and businesses.

Results of Operations

       For the year ended December 31, 2002, Cullen/ Frost reported net income of $117.0 million or $2.23 per diluted common share, which is a record level for the Corporation. Growth in earning assets which was funded primarily through growth in demand deposits, helped mitigate the effects of an unprecedented low rate environment. In addition, a reduced provision for possible loan losses, steady growth in fee income and continued cost-control efforts were also significant factors contributing to the strong performance. Net income increased from $80.9 million or $1.52 per diluted common share and $108.8 million or $2.03 per diluted common share for 2001 and 2000, respectively. If the non-amortization of goodwill provisions of SFAS No. 142 (see Note B, “Accounting Changes” section on page 54) had been in effect, net income for the years ended December 31, 2001 and 2000 would have been $88.2 million or $1.65 per diluted common share and $116.1 million or $2.16 per diluted common share, respectively.

      Net income from continuing operations for the year ended December 31, 2002 was $122.2 million or $2.33 per diluted common share, compared to $80.1 million or $1.50 per diluted common share and $111.3 million or $2.07 per diluted common share for 2001 and 2000, respectively. For the year 2001, continuing operations also excludes the cumulative effect of the change in accounting for derivatives which resulted from a new accounting standard adopted January 1, 2001. (See Note A’s “Financial Derivatives” section on Page 53).

		2002 Change		2001 Change
Earnings Summary	2002	From 2001	2001	From 2000	2000

Taxable-equivalent net interest income	$319,032	$(1,923)	$320,955	$(6,302)	$327,257
Taxable-equivalent adjustment	4,999	130	4,869	184	4,685

Net interest income	314,033	(2,053)	316,086	(6,486)	322,572
Provision for possible loan losses	22,546	(17,485)	40,031	25,928	14,103
Non-interest income:
Net gain on securities transactions	88	10	78	74	4
Other	200,621	17,242	183,379	18,028	165,351

Total non-interest income	200,709	17,252	183,457	18,102	165,355
Non-interest expense:
Intangible amortization	7,083	(8,044)	15,127	(498)	15,625
Restructuring charges		(19,865)	19,865	19,865
Other	305,059	394	304,665	16,478	288,187

Total non-interest expense	312,142	(27,515)	339,657	35,845	303,812
Income from continuing operations before income taxes and cumulative effect of accounting change	180,054	60,199	119,855	(50,157)	170,012
Income taxes	57,821	18,072	39,749	(18,997)	58,746

Income from continuing operations before cumulative effect of accounting change	122,233	42,127	80,106	(31,160)	111,266
Loss from discontinued operations, net of tax	(5,247)	(3,047)	(2,200)	249	(2,449)
Cumulative effect of change in accounting for derivatives, net of tax		(3,010)	3,010	3,010

Net income	$116,986	$36,070	$80,916	$(27,901)	$108,817

Income from continuing operations, per diluted common share	$2.33	$.83	$1.50	$(.57)	$2.07
Return on Average Assets	1.46%	.44%	1.02%	(.54)%	1.56%
Return on Average Equity	18.77	5.72	13.05	(7.82)	20.87
Net income per diluted common share	$2.23	$.71	$1.52	$(.51)	$2.03
Return on Average Assets	1.40%	.37%	1.03%	(.49)%	1.52%
Return on Average Equity	17.96	4.78	13.18	(7.23)	20.41

      Significant factors affecting the improvement in earnings from continuing operations for 2002 as compared to 2001 are as follows:

•	relatively flat net interest income even in this historically low interest rate environment;
•	a reduced provision for possible loan losses in 2002, as 2001 was affected by the credit deterioration of two large credits;
•	strong growth in non-interest income primarily in deposit service charges and insurance commissions;
•	the absence of restructuring charges in 2002;
•	cost controls and the favorable impact on expenses from the fourth quarter 2001 restructuring activities; and
•	the non-amortization of goodwill resulting from the implementation of new accounting rules.

      All of these factors are discussed in more detail in the sections that follow.

      Also included in the 2001 results was a pre-tax gain of $5.7 million related to the sale of an interest rate floor, which was purchased as a hedge against declining interest rates. Of the total gain, $1.1 million was included in other non-interest income, with the remainder included, net of tax, as a $3.0 million cumulative effect of adopting Statement of Financial Accounting Standard (“SFAS”) No. 133, which went into effect January 1, 2001. See “Interest Rate Swaps/ Caps & Floors” on page 42 for further details.

      Return on average assets and return on average equity from continuing operations were 1.46 percent and 18.77 percent, respectively for the year ended December 31, 2002, compared to 1.02 percent and 13.05 percent for the same period of 2001. For the year ended December 31, 2000, return on average assets and return on average equity from continuing operations were 1.56 percent and 20.87 percent, respectively.

Net Interest Income

       Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 61 percent of total revenue in 2002. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. This measure is followed closely by the analyst community. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

      Net interest income on a taxable-equivalent basis for 2002 was $319.0 million, down slightly from $321.0 million recorded in 2001 and down from the $327.3 million for 2000. The net interest margin was 4.58 percent for the year ended December 31, 2002, down from 4.89 percent and 5.32 percent for the years 2001 and 2000, respectively. The decrease in net interest income and the net interest margin from a year ago is primarily the result of the low interest rate environment. With deposit costs currently at an historically low level, fixed rate assets continue to reprice lower as those assets paydown. The federal funds rate (generally the rate on one-day loans of excess reserves from one bank to another) declined an additional ..50 percent in 2002, adding to the eleven reductions in 2001, which totaled 4.75 percent. The Corporation is primarily funded with core deposits, with demand deposits historically being a strong source of funds. For 2002, the ratio of average demand deposits to total average deposits was 36.8 percent compared to 33.4 percent for 2001 and 31.3 percent for 2000, which were well above peer levels. This low cost funding base has historically been a positive to net interest income and margin. However, in a falling rate environment, the Corporation suffers margin compression as (i) earning assets reprice quicker than interest-bearing liabilities and (ii) the low cost funding base results in an inability to cut these rates proportionately with decreases in market rates. Growth in deposits, primarily demand deposits, provided additional liquidity that led to growth in earning assets, which helped mitigate in part the negative impact of the low rate environment. See “Consolidated Average Balance Sheets” on pages 80 and 81 and “Rate Volume Analysis” on page 82.

      Net interest spread, which represents the difference between the rate earned on earning assets and the rates paid out on funds, was 4.16 percent for 2002 compared to 4.15 percent and 4.33 percent for 2001 and 2000, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth at “Market Risk Disclosure — Interest Sensitivity” on page 43.

      The Corporation uses interest rate swaps, interest rate floors and caps, commonly referred to as derivatives, to manage exposure to interest rates. Information on these swaps, floors and caps is included on page 42 and Notes A, on page 50, and T, on page 72, to the Consolidated Financial Statements.

Non-Interest Income

       Non-interest income was $200.7 million for 2002, up $17.3 million or 9.4 percent when compared with $183.5 million for 2001, and up from $165.4 million for 2000. Growth in non-interest income for the periods presented in the table below occurred primarily in two areas, service charges on deposits and insurance commissions, both discussed in further detail following the table.

	Year Ended December 31

	2002			2001			2000

		Percent			Percent			Percent
Non-Interest Income	Amount	Change		Amount	Change		Amount	Change

Trust fees	$47,463		-2.7%	$48,784		-1.0%	$49,266	+	6.2%
Service charges on deposit accounts	78,417	+	11.2	70,534	+	16.3	60,627	+	3.1
Insurance commissions	24,700	+	41.8	17,423	+	68.6	10,331	+	164.8
Other service charges, commissions and fees	16,860	+	4.2	16,176	+	4.0	15,548	+	17.1
Net gain on securities transactions	88	+	12.8	78		N/M	4	+	104.7
Other	33,181	+	8.9	30,462	+	3.0	29,579	+	5.0

Total	$200,709	+	9.4%	$183,457	+	10.9%	$165,355	+	9.9%

      Trust fees declined $1.3 million or 2.7 percent compared to a year ago due in part to lower investment fees, which were down $1.5 million and account for approximately 72 percent of total trust fees. Investment fees are based on the market value of assets within a trust account. The continued decline and volatility in the equity markets negatively impacted the market value of trust assets and the related investment fees during the year. As an indication of the drop in equity values, the S&P 500 was down approximately 23 percent from a year ago. Oil and gas fees were also down from last year, decreasing by $1.2 million. Accounts with oil and gas properties are charged based on energy prices, which were higher during 2001 relative to 2002. The declines in investment fees and oil and gas fees were partially offset by new revenue from securities lending of $686 thousand and higher custody fees of $375 thousand. The securities lending program, which Cullen/ Frost began to offer in the fourth quarter of 2001, offers institutional investors the opportunity to add incremental returns on their investment and pension portfolios by lending custodial-held securities to broker/dealers. In 2001, trust fees were down $482 thousand or 1.0 percent from 2000, mainly due to the decline in investment fees of $1.6 million, which was partially offset by higher oil and gas fees, which were up $1.2 million.

      The market value of trust assets at the end of 2002 was $12.6 billion, down $709 million or 5.3 percent when compared to $13.3 billion at the end of 2001, with declines occurring in both managed and custody assets. Trust assets were comprised of managed assets of $5.9 billion and custody assets of $6.7 billion at year-end 2002 compared to $6.0 billion and $7.3 billion, respectively, last year. The market value of trust assets at the end of 2000 was $12.9 billion, consisting of managed assets of $5.7 billion and custody assets of $7.2 billion.

      Service charges on deposits increased $7.9 million or 11.2 percent from 2001 primarily from higher treasury management revenues on commercial accounts. These higher revenues resulted primarily from a lower earnings credit rate, as well as higher levels of billable services. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for most of their services through fees rather than through the use of deposit balances. In 2001, deposit service charges increased $9.9 million or 16.3 percent from 2000. This increase resulted from higher revenues associated with both commercial and individual accounts. The increase associated with commercial accounts primarily resulted from higher treasury management revenues due to a lower earnings credit rate and growth in billable services. The increase in revenues from individual accounts continued to result from the simplification of deposit account offerings in 1999 and higher overdraft fees. This simplification process resulted in fewer product offerings while enhancing the remaining available products ultimately resulting in a better value for the customer.

      Insurance commissions increased $7.3 million or 41.8 percent from a year ago. The increase was the combined result of (i) continued selling efforts, (ii) the effect of a tighter market resulting in higher insurance premiums and related commission revenues, and (iii) the $2.6 million impact from the AIS acquisition during the third quarter of 2001. Insurance commissions increased $7.1 million or 68.6 percent to $17.4 million in 2001 from $10.3 million in 2000. Excluding the impact of the acquisition of AIS, insurance commissions would have increased 56.8 percent in 2001 from 2000. This increase was the combined result of the impact of continued selling efforts and the effect of higher insurance premiums on commission revenues, as the insurance market tightened the availability of certain products.

      Other service charges and fees increased $684 thousand or 4.2 percent when compared to 2001. The increase from a year ago was primarily related to higher corporate advisory fees, letter of credit fees, and money market income offset in part by lower income associated with the factoring of accounts receivable. Other service charges and fees increased $628 thousand or 4.0 percent from 2000 to 2001. The primary contributors to this growth were higher letters of credit and commitment fees as well as money market income.

      Other non-interest income increased $2.7 million or 8.9 percent to $33.2 million in 2002 compared to $30.5 million in 2001. The increase from a year ago was impacted by (i) an increase in gains recognized on the sale of student loans (up $1.8 million), (ii) an increase in cash surrender value (up $1.5 million) related to the bank-owned life insurance program initiated in the second quarter of 2001; (iii) higher annuity fee income (up $1.6 million as customers were looking for higher and more stable yields); and (iv) increased Visa checkcard income, which was up due to a higher number of cards and increased usage. Partially offsetting this increase was the impact of the sale of a small data processing center during the first quarter of 2002 which resulted in $2 million in lower revenues compared to last year. Also affecting the comparison was a $1.1 million gain from the sale of an interest rate floor during 2001.

      Other non-interest income increased $883 thousand or 3.0 percent to $30.5 million in 2001 compared to $29.6 million in 2000. The increase in 2001 from 2000 was impacted by the 2001 purchase of bank-owned life insurance on certain employees where the Corporation is the beneficiary. The increase in cash surrender value on these insurance policies during 2001 was $3.4 million. This revenue, combined with higher revenues received from the provider of the Corporation’s official checks program (as a result of maintaining higher balances) and the $1.1 million gain from the sale of the interest rate floor, were the primary reasons for the increase. These increases were partially offset by fewer mortgage loan origination fees, which resulted from the outsourcing of mortgage loan origination through a co-branding arrangement with GMAC Mortgage. A $2 million non-recurring pre-tax gain from the sale of the mortgage servicing rights in 2000 and lower gains on the sale of student loans in 2001 partially offset the increase from 2000.

Non-Interest Expense

       Non-interest expense was $312.1 million for 2002, which was down $27.5 million or 8.1 percent compared with $339.7 million for 2001 and up from $303.8 million for 2000. Non-interest expense would have been flat compared to 2001 after adjusting for the restructuring charges recorded in 2001, which are included in the table and discussed below, and eliminating goodwill amortization, which totaled $8.0 million in 2001, due to the implementation of new accounting rules. (See Note B “Accounting Changes” on Page 54). Excluding the restructuring charge in 2001, the majority of the increase from 2000 related to salaries and benefits.

	Year Ended December 31

	2002			2001			2000

		Percent			Percent			Percent
Non-Interest Expense	Amount	Change		Amount	Change		Amount	Change

Salaries and wages	$139,227	+	.6%	$138,347	+	3.6%	$133,525	+	11.4%
Employee benefits	34,614		- 1.1	35,000	+	21.5	28,808	+	11.0
Net occupancy	28,883		- 1.8	29,419	+	6.2	27,693	+	2.4
Furniture and equipment	22,597		- 4.8	23,727	+	11.2	21,329	+	7.2
Intangible amortization	7,083		-53.2	15,127		- 3.2	15,625	+	4.2
Restructuring charges				19,865
Other	79,738	+	2.0	78,172	+	1.7	76,832	+	2.1

Total	$312,142		- 8.1%	$339,657	+	11.8%	$303,812	+	7.3%

      Salaries and wages increased by $880 thousand or ..6 percent in 2002 and $4.8 million or 3.6 percent in 2001. The change from a year ago was impacted by lower staffing levels resulting from actions taken in 2001. (See the discussion on restructuring charges later in this section.) Partially offsetting the change was the Corporation’s reinstatement of an accrual for potential performance-related bonuses and higher salaries associated with FIA’s acquisition and its strong increase in revenues. Salaries and wages in 2001 experienced increases related to annual merit increases and acquisitions made by FIA offset in part by the elimination of management bonuses for 2001.

      Employee benefits decreased by $386 thousand or 1.1 percent during 2002 and were impacted by actions taken during 2001 which resulted in lower staffing levels and lower benefits expense. These actions (see the discussion on restructuring charges later in this section) resulted in a decrease in most employee benefit costs, including retirement plan expense, 401(k) matching expense, payroll taxes and medical insurance costs. These decreases were partially offset by costs associated with the new deferred profit sharing plan and higher workers compensation costs. For the year 2001 compared to 2000, pension and other employee benefits increased 21.5 percent as a result of higher retirement plan expense, higher payroll taxes and higher medical expenses.

      Net occupancy expense decreased $536 thousand or 1.8 percent during 2002 primarily reflecting the benefit of lower lease expense resulting from the purchases of the twenty-one story Frost Bank office tower and the adjacent parking garage facility in downtown San Antonio, which were completed in the second quarter of 2002. This decrease was partially offset by higher lease expense related to various facilities, higher depreciation expense related to the purchased office tower and garage and costs associated with closing a branch location during 2002. In 2001, net occupancy expense increased $1.7 million or 6.2 percent primarily reflecting higher general building maintenance and utility expenses and higher property tax expense related to a full year of operations for the two insurance acquisitions made in 2000 and five months of operations for the acquisition completed in August 2001.

      Furniture and equipment costs decreased $1.1 million or 4.8 percent in 2002 primarily due to lower furniture and equipment depreciation (down $711 thousand) and software maintenance costs (down $436 thousand). In 2001, furniture and equipment costs increased $2.4 million or 11.2 percent, which was largely due to higher software maintenance and amortization primarily related to the Corporation’s e-commerce efforts and enhanced website introduced in November of 2000.

      Intangible amortization for 2002 decreased $8.0 million or 53.2 percent from a year ago reflecting the non-amortization of goodwill provisions of SFAS No. 142. See Note B “Accounting Changes” on page 54 for further information. Intangible amortization for 2001 included $8.0 million of goodwill amortization and $7.1 million of other intangible amortization, primarily related to core deposit intangibles. Intangible amortization for 2000 included $7.9 million of goodwill amortization and $7.7 million of other intangible amortization, primarily related to core deposit intangibles. The increase in amortized goodwill in 2001 from 2000 was due to goodwill associated with acquisitions by FIA.

      The restructuring charges recorded in 2001 included separation and benefit charges of $11.5 million related to a voluntary early retirement program effective as of December 31, 2001, which was accepted by about four percent of the staff. The $11.5 million charge consisted of approximately $6.0 million related to additional pension benefits, and $1.4 million associated with future medical benefits, with the remainder due to cash payments based on length of service. The restructuring charges also included $6.7 million due to the freezing of the Corporation’s defined benefit and restoration plans, which were replaced by a deferred profit sharing plan. The remaining $1.7 million related to severance and outplacement services for a two percent reduction in workforce. The freeze of the defined benefit and restoration plans and their replacement by the deferred profit sharing plan should reduce the volatility in retirement plan expense going forward. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. At December 31, 2002, the Corporation reduced the assumed discount rate associated with the liabilities of the defined benefit and restoration plans to 6.75 percent from 7.25 percent and reduced the projected return on plan assets for 2003 to 8.75 percent from 9.0 percent in 2002. Cullen/ Frost recognized combined expense, associated with the defined benefit and restoration plans of $1.0 million in 2002 and, based on information received from its actuary, expects 2003 expenses associated with the defined benefit and restoration plans to be $3.1 million. Future expense will be dependent upon a variety of factors, including the returns in the equity and bond markets.

      Other non-interest expense increased $1.6 million or 2.0 percent during 2002 primarily due to higher Federal Reserve service charges. These charges were up $1.5 million and resulted from the lower interest rate environment, as the Corporation paid more for services through fees than through the use of balances held at the Federal Reserve. In addition, losses associated with foreclosed assets were up $1.1 million and state sales and use taxes were up $490 thousand. Lower attorney and other professional expenses, and a broad-based decrease in operating expenses partially offset the increases. Other non-interest expense increased $1.3 million or 1.7 percent during 2001 primarily due to higher professional and advertising expenses. Federal Reserve service charges were also up due to the lower rate environment. Somewhat offsetting this increase in expenses were lower educational and telephone expenses.

Results of Segment Operations

       The Corporation’s operations are managed along two Operating Segments: Banking and the Financial Management Group (“FMG”). A description of each business and the methodologies used to measure financial performance are described in Note V to the Consolidated Financial Statements on page 74. The following table summarizes net income by Operating Segment for each of the last three years:

	Year Ended December 31

	2002	2001	2000

Banking	$120,550	$90,189	$104,712
Financial Management Group	11,158	11,353	16,164
Non-Banks	(9,475)	(5,514)	(9,610)
Discontinued Operations (Note W)	(5,247)	(2,200)	(2,449)
Restructuring charges		(12,912)

Consolidated Net Income	$116,986	$80,916	$108,817

     Banking

      Net income was $120.6 million for 2002, up 33.7 percent from $90.2 million for 2001 and up from $104.7 million for 2000. The increase in earnings in 2002 versus 2001 reflects slightly better net interest income, lower provision for possible loan losses, growth in fee income and expense control.

      Net interest income was up slightly due to the 6.0 percent growth in average earning assets to $7.0 billion for 2002 from $6.6 billion for 2001. Most of this increase in earning assets was due to growth in deposits which helped partially offset margin pressure from low rates. The bank is primarily funded with non-interest bearing demand deposits representing 36.8 percent of average total deposits for 2002. This high level of demand deposits has been a positive for the bank’s net interest income in the past. In a falling rate environment, however, margin compression can occur more rapidly as rates on this funding source cannot go any lower.

      The provision for possible loan losses decreased $17.5 million from 2001, as the 2001 provision level was impacted by the credit deterioration of two large credits and uncertainty in the economic environment during that period. The loan loss reserve at the end of 2002 was $82.6 million or 1.83 percent of period-end loans.

      Non-interest income was up $16.2 million primarily due to higher service charges on deposits and increased insurance commissions. (See the discussion below on FIA.) The $7.8 million increase in service charges on deposits, up 11.1 percent over 2001, can be attributed to higher treasury management fees on commercial accounts.

      Non-interest expense for 2002 was down 4.2 percent to $256.6 million from $267.7 million. The decrease was impacted by the non-amortization of goodwill under the new accounting rules, which resulted in a decrease in intangible amortization of $8.4 million. Also contributing to the decrease were salaries and benefits, down $5.5 million or 3.7 percent as a result of the early retirement program and the reduction in workforce completed in the fourth quarter of 2001.

      FIA, which is included in the Banking operating segment, had gross revenues of $26.1 million during 2002, as compared with $18.8 million in 2001 and $11.1 million in 2000. Insurance commissions were the largest component of these revenues and were up $7.3 million or 41.8 percent over 2001, reflecting the impact of selling efforts and the effect of a tighter market for insurance products. It also reflects the acquisition on August 1, 2001 of AIS. Without AIS, insurance commissions were up 26.7 percent over last year. Referrals made by employees across the organization, including commercial banking, are an important source of growth for FIA. During 2002, FIA was successful on about 60 percent of their proposals made to qualified referrals provided by other employees of the bank.

      The $14.5 million decrease in Banking net income for 2001 when compared to 2000 reflects the impact of the $26.0 million increase in the provision for possible loan losses, primarily related to the two credits mentioned above. This decrease was partially offset by the pre-tax gain of $5.7 million related to the sale of an interest rate floor, and a $9.9 million increase in service charges on deposits.

     Financial Management Group

      Net income for 2002 was $11.2 million, compared to $11.4 million for 2001 and $16.2 million for 2000. Net interest income was down $2.3 million compared to the previous year as the lower rate environment has reduced the funds transfer price paid on FMG’s securities sold under repurchase agreements.

      Total non-interest income was up $141 thousand from 2001, as increased annuity and securities lending income offset the decline in investment and oil and gas fees. Annuity fees were up as customers were looking for higher and more stable yields and the securities lending program was initiated in the fourth quarter of 2001. See the discussion on trust fees in the “Non-Interest Income” section on page 20 for further information.

      Non-interest expense was down $1.0 million from last year. Most of the decrease was due to lower charges from outside professionals.

      Comparing 2001 to 2000, the decrease in operating earnings can be attributed to lower net interest income due to a reduced funds transfer price paid on FMG’s securities sold under repurchase agreements, partially offset by higher fee income.

     Non-Banks

      The increase in the net loss for non-banks in 2002 was due to the Corporation’s reinstatement of accruals for potential performance-related bonuses. The decreased loss in 2001 compared with 2000 was due to the exclusion of accruals for performance-related bonuses during 2001.

     Discontinued Operations

      On July 23, 2002, Cullen/Frost announced that it was closing the capital markets division of FSI, its investment banking subsidiary. See Note W on page 76 for further discussion. All operating results for this discontinued component of the Corporation’s operations have been reclassified to “discontinued operations” and are reported separately, net of tax, in the income statement. All prior periods have been restated to reflect the change. The continuing limited investment advisory operations of FSI are included in the Banking segment.

     Restructuring Charges

      The restructuring charges recorded in 2001 included separation and benefit charges of $11.5 million related to a voluntary early retirement program effective as of December 31, 2001, which was accepted by about four percent of the staff. The $11.5 million charge consisted of approximately $6.0 million related to additional pension benefits and $1.4 million associated with future medical benefits, with the remainder due to cash payments based on length of service. The restructuring charges also included $6.7 million due to the freeze of the Corporation’s defined benefit and restoration plans. The remaining $1.7 million related to severance and outplacement services for a two percent reduction in workforce.

Income Taxes

       Cullen/Frost recognized income tax expense from continuing operations of $57.8 million in 2002, compared to $39.7 in 2001 and $58.7 in 2000. The effective tax rate on continuing operations in 2002 was 32.11 percent compared to 33.16 percent in 2001 and 34.55 percent in 2000. The effective tax rates in 2002 and 2001 were favorably impacted by an increase in tax-exempt income resulting from the purchase of bank-owned life insurance purchased in the second quarter of 2001. The effective tax rate in 2002 was also favorably impacted by the non-amortization provisions for nondeductible goodwill as a result of the implementation of SFAS No. 142.

Sources and Uses of Funds

       Average assets for 2002 of $8.3 billion increased by 6.5 percent from 2001 levels and increased 9.6 percent between 2000 and 2001. Deposits remain the primary source of funding for Cullen/Frost. Funding sources in 2002 reflected a 16.2 percent increase in average demand deposits, while average time deposits were basically flat. In addition, average borrowed funds increased due to the full year impact in 2002 of the third quarter 2001 issuance by Frost Bank of $150 million of its 6 7/8 percent Subordinated Bank Notes due in 2011.

      Demand deposits in particular have shown an improving trend over the three year period, which has been a key factor in the Corporation’s ability to continue to maintain a low cost of funds. For 2002, average demand deposits were 36.8 percent of total average deposits, up from 33.4 percent during 2001 and 31.3 percent during 2000. See “Deposits” on page 37 for further discussion.

      Loans, at 54.5 percent of average total assets, continue to be the largest component of the earning assets mix but decreased from 58.0 percent of average total assets last year. However, securities increased to 26.0 percent of total assets up from 22.5 percent last year, as the growth in funding sources (primarily demand deposits) was invested in securities.

	Percentage of Total Average Assets

Sources and Uses of Funds	2002	2001	2000

Sources of Funds:
Deposits:
Demand	30.4%	27.9%	26.5%
Time	52.2	55.7	58.1
Federal funds purchased	4.8	4.5	4.6
Equity capital	7.8	7.8	7.5
Borrowed funds	3.2	2.5	2.3
Other liabilities	1.6	1.6	1.0

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	54.5%	58.0%	60.9%
Securities	26.0	22.5	23.2
Federal funds sold	2.9	3.2	1.9
Non-earning assets	16.6	16.3	14.0

Total	100.0%	100.0%	100.0%

Loans

       Total period-end loans for 2002 were $4.5 billion, which was flat compared to 2001. However, excluding shared national credits purchased (“SNCs”), 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased by 4.2 percent over 2001. SNCs, which are discussed further below, are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Additionally, the student loan portfolio decreased from last year as a result of the accelerated sale during the second quarter of 2002 of loans which normally would have been sold in the ordinary course of business over an extended period of time.

	December 31

	2002

		Percentage
Loan Portfolio Analysis		of Total
(Period-End Balances)	Amount	Loans	2001	2000	1999	1998

Commercial and industrial	$2,155,550	47.7%	$1,985,447	$1,873,809	$1,635,097	$1,263,517
Real estate:
Construction:
Commercial	315,340	7.0	373,431	342,944	325,156	270,976
Consumer	45,152	1.0	44,623	44,078	53,951	21,121
Land:
Commercial	158,271	3.5	128,782	148,777	118,290	69,157
Consumer	8,231	.2	7,040	9,282	10,009	5,839
Commercial real estate mortgages	1,050,957	23.2	994,485	1,011,105	849,906	726,793
1-4 Family residential mortgages	179,077	4.0	244,897	310,946	340,213	415,036
Other consumer real estate	276,429	6.1	278,849	267,790	240,229	171,579

Total real estate	2,033,457	45.0	2,072,107	2,134,922	1,937,754	1,680,501
Consumer non-real estate:
Indirect	25,262	.6	65,217	136,921	211,246	288,698
Other	289,190	6.4	345,899	341,546	352,155	351,463
Other, including foreign	23,295	.5	54,943	54,796	36,693	65,781
Unearned discount	(7,841)	(.2)	(5,005)	(7,349)	(6,217)	(3,357)

Total	$4,518,913	100.0%	$4,518,608	$4,534,645	$4,166,728	$3,646,603

Percent change from previous year	+.01%		-.4%	+8.8%	+14.3%	+17.0%

      The majority of the 4.2 percent growth in total loans over 2001 (excluding SNCs, mortgage, indirect and student loans) was in the commercial and industrial loan portfolio, which increased to $2.2 billion at year-end 2002. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease portfolio and asset-based lending. At December 31, 2002, the commercial lease portfolio totaled $57.6 million and asset-based loans totaled $49.8 million. These totals are both increases from December 31, 2001 balances of $41.0 million and $48.6 million, respectively. In addition, at December 31, 2002, over 98 percent of the outstanding balance of SNCs were included in the commercial and industrial portfolio, with the remainder included in the real estate categories.

      At December 31, 2002, the majority of the loan portfolio was comprised of the commercial and industrial loan portfolio totaling $2.2 billion or 47.7 percent of total loans and real estate loans totaling $2.0 billion or 45.0 percent of total loans. The real estate total includes both commercial and consumer balances. At December 31, 2002 and 2001, the Corporation had no concentration, by Standard Industrial Classification code (“SIC”), in any single industry that exceeded 10 percent of total loans. The SIC code is a federally designed standard numbering system identifying companies by industry. The Corporation uses the SIC code to categorize loans by the borrower’s type of business. The largest single concentration by SIC code at year-end 2002 was in energy at 8.0 percent of total loans. The following table categorizes loan portfolio concentrations by SIC code, illustrating the diversity in the Corporation’s total loan portfolio:

	December 31
Industry Concentration of Loan Portfolio by SIC Code
as a Percentage of Period End Loans	2002	2001

Energy	8.0%	6.5%
Services	5.6	5.3
Manufacturing, other	5.5	6.3
Retail	4.4	3.3
Building construction	4.1	4.8
Legal	3.9	2.6
General and specific trade contractors	3.8	3.2
Medical services	3.6	3.2
Wholesale equipment	3.2	3.2
All other (33 categories)	57.9	61.6

Total loans	100.0%	100.0%

      The following table categorizes the energy portfolio by type:

	December 31

Energy SIC Portfolio	2002	2001

Production	$207	$175
Service	75	57
Traders	36	26
Refining	27	20
Manufacturing	17	18

Total	$362	$296

      Cullen/Frost is currently the largest Texas-based commercial bank operating in a State where three of its largest cities are in the top ten of the nation. In addition, nine percent of the Fortune 500 companies are headquartered in Texas with most of those companies located in the top four markets served by the Corporation. As a result, Cullen/Frost will in the ordinary course of commercial lending make large relationship loans. Large relationships are defined as those with commitments of $10  million or greater, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include participations purchased of any loan if the credit relationship with the agent is $10 million or greater. In addition to Cullen/Frost’s normal lending policies and review of large loans, a Central Credit Committee (“CCC”) was established with responsibility for approval of all new and renewed credit facilities which are part of large relationships. The CCC meets on a weekly basis and reviews large relationship activity from the preceding week and discusses any new potential relationships and the current pipeline. The following table provides additional information on the Corporation’s largest relationships.

	December 31

	2002			2001

		Period End Balances			Period End Balances
Distribution of Loan Portfolio	Number of			Number of
Commitment Relationships by Size	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

$20 million and greater	33	$885,892	$466,896	38	$1,037,180	$468,877
$10 million to $19.9 million	76	1,036,586	651,820	79	1,084,489	676,789

      The Corporation had a total SNCs portfolio of approximately $239 million outstanding at year-end 2002, which is up slightly from $237 million at the previous year end. Of the outstanding total at year-end 2002, approximately 51 percent of these participations were energy related, with the remainder diversified throughout various industries. These participations are made in the normal course of business to meet the needs of the Corporation’s customers. General corporate policy toward participations is to lend to companies either headquartered in or having significant operations within the Corporation’s markets. In addition, the Corporation must have direct access to management, an existing banking relationship or the expectation of broadening the relationship with other bank products. The following table provides additional information on the largest relationships within the SNCs portfolio.

	December 31

	2002			2001

		Period End Balances			Period End Balances
Distribution of SNCs Portfolio	Number of			Number of
Commitment Relationships by Size	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

$20 million and greater	6	$135,000	$39,776	5	$115,000	$48,539
$10 million to $19.9 million	21	298,291	171,146	21	285,315	153,391

      Total real estate loans at December 31, 2002 were $2.0 billion, down 1.9 percent from year-end 2001. However, excluding the decline in 1-4 family residential mortgage portfolio, which is discussed below, total real estate loans were up $27.1 million or 1.5 percent from a year ago. The commercial real estate portfolio, which totals $1.5 billion, represents approximately 75 percent of the total real estate loans outstanding at year-end 2002. The majority of this portfolio is in commercial real estate mortgages, which includes both permanent and intermediate term loans. The diversity in the commercial real estate portfolio allows the Corporation to reduce the impact of a decline in any single industry. The following table reflects the concentration by industry in the commercial real estate portfolio:

	Percentage of
	Period End Balances
	December 31

Concentrations in the Commercial Real Estate Portfolio	2002	2001

Office building	19.7%	18.2%
Office/warehouse	12.3	11.5
1-4 Family residential mortgages	9.3	10.1
Non-farm/nonresidential	6.5	7.0
Retail	5.5	6.6
Medical offices and services	5.1	3.8
All other	41.6	42.8

	100.0%	100.0%

      The primary focus of the commercial real estate portfolio has been the growth of loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a commercial real estate loan. At December 31, 2002, approximately 52 percent of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

      The following table reflects the regional diversity of the commercial real estate portfolio at the end of 2002.

	December 31, 2002

Commercial Real Estate Loans by Region (in millions)	Outstandings	Commitments

Houston	$423.4	$617.7
Fort Worth	355.7	569.6
San Antonio	320.7	477.0
Austin	160.6	255.8
Corpus Christi	99.5	144.8
Dallas	94.2	144.4
Rio Grande Valley	65.9	85.2

Total	$1,520.0	$2,294.5

      The consumer loan portfolio, including all consumer real estate, totaled $823 million at December 31, 2002, down 16.5 percent from year-end 2001. However, excluding the decrease in 1-4 family residential mortgages, indirect loans and student loans, total consumer loans were up slightly. As the following table illustrates, the consumer loan portfolio has four distinct segments — consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

	December 31

Consumer Loan Portfolio (Period End Balances in millions)	2002	2001

Construction	$45.2	$44.6
Land	8.2	7.0
Other consumer real estate	276.4	278.9

Total consumer real estate	329.8	330.5
Consumer non-real estate	289.2	345.9
Indirect	25.2	65.2
1-4 Family residential mortgages	179.1	244.9

	$823.3	$986.5

      Consumer real estate loans, excluding 1-4 family mortgages, were $330 million at December 31, 2002, down less than one percent from last year. Home equity loans, which were allowed in the state of Texas beginning January 1, 1998, account for almost half of the consumer real estate total at year-end 2002. The Corporation offers home equity loans up to 80 percent of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.

      The consumer non-real estate portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, student loans and other similar types of credit facilities. This segment has increased to $246 million at year-end 2002 from $243 million at the previous year-end, excluding student loans. The student loan portfolio decreased $59.5 million to $43.4 million at December 31, 2002, from $102.9 million at December 31, 2001. This decrease is a result of the acceleration in sales during the second quarter of 2002 of loans that would have normally been sold in the ordinary course of business over an extended period of time.

      The indirect consumer loan segment has continued to decrease since the Corporation’s decision to discontinue originating these types of loans during 2000. At December 31, 2002, the majority of the $25.2 million portfolio was comprised of purchased home improvement and home equity loans (49.0 percent of total), as well as new and used automobile loans (48.1 percent of total). The portfolio is not expected to completely pay off by year-end 2003 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to be substantially reduced by that time.

      The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. These types of loans are now offered through the Corporation’s co-branding arrangement with GMAC Mortgage. At December 31, 2002, the 1-4 family residential loan segment totaled $179 million down from $245 million at year-end 2001. Although this portfolio will continue to decline due to the decision to withdraw from the mortgage origination business, the high level of mortgage refinances during 2002’s low interest rate environment drove the substantial decrease during 2002.

      The following table details the Corporation’s total loan portfolio by a regional breakout at year-end 2002 and 2001. The “Other portfolios” category includes indirect lending, 1-4 family residential mortgages, SNCs and student loans. The decreases in the major components of this category have been previously discussed.

	December 31

		Percent
	2002	Change	2001
Loans by Region (in millions)

Houston	$1,068	+ 4.9	$1,018
San Antonio	891	—	891
Fort Worth	870	+ 7.0	813
Austin	430	+ 6.4	404
Dallas	384	+ 7.9	356
Corpus Christi	228	+ 5.6	216
Rio Grande Valley	96	—	96
Other portfolios	552	-23.9	725

Total	$4,519		$4,519

      The majority of the 2002 loan growth in dollars occurred in the higher growth markets of Fort Worth and Houston, which are two important and growing Texas markets. Part of this growth resulted from the fact that the Corporation has a smaller market share in these regions. The Corporation has sought to expand its market share by (i) growing business through customers who previously did business with banks with larger market shares in these regions, and (ii) hiring new loan officers, primarily from banks with larger market shares. The stable loan balance in the San Antonio region is reflective of the mature market share that the Corporation has achieved in its headquarters market. The growth in the Austin region for 2002 from 2001 reflects a stabilizing economy in that market after a difficult year in 2001 influenced by the decline in their technology sector.

      Loans to borrowers in Mexico, which are secured by liquid assets held in the United States, were $9.6 million, $10.8 million, and $16.8 million for the years ended 2002, 2001, and 2000, respectively. Cullen/ Frost’s cross-border outstandings to Mexico excluding these loans totaled $368 thousand, $63 thousand, and $490 thousand at December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, 2001, and 2000, none of the Mexico-related loans were on non-performing status.

Loan Commitments

       In the normal course of business, in order to meet the financial needs of its customers, Cullen/ Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments to or on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer. Commitments to extend credit to borrowers with criticized credit are included in the calculation of the allowance for possible loan losses. Commitments to extend credit and standby letters of credit amounted to $2.1 billion and $159.3 million, respectively, at December 31, 2002, and $2.1 billion and $134.6 million, respectively, at December 31, 2001. Acceptances due from customers at December 31, 2002 were $3.9 million, which was unchanged from the previous year.

Non-Performing Assets

       Non-performing assets were $42.9 million at December 31, 2002, compared with $37.4 million at December 31, 2001, and $18.9 million at December 31, 2000. Non-performing assets include non-accrual loans and foreclosed assets. Loans are classified as non-accrual if interest income is not currently accrued because of the borrower’s financial problems. Foreclosed assets represent property acquired as a result of borrower defaults on loans. The $5.5 million increase in non-performing assets from last year is primarily due to higher levels of foreclosed assets, which increased $3.8 million. Most of the increase is related to a single borrower with two single family land development properties. The $1.7 million increase in non-accrual loans was primarily related to loans in the commercial and industrial category.

      The increase in non-performing assets from 2000 to 2001 was due to two large SNCs that went on non-accrual status during 2001. One loan, to an electronics distribution company, went on non-accrual status during the first quarter of 2001. Approximately $13 million of this credit was charged-off, with $6.3 million remaining in non-accrual loans at December 31, 2001. At year-end 2002, the remaining balance of this loan on non-accrual status had amortized down to $4.9 million. The second loan, which went on non-accrual status in the third quarter of 2001, was made to a private company in the marketing and sales promotion industry, an industry that was dramatically affected by the terrorist attack on September 11, 2001. Approximately $9 million of the second loan was charged-off, which resulted in $8.2 million remaining in non-accrual loans at December 31, 2001. During the second quarter of 2002, the Corporation sold its remaining interests in this non-accrual loan with a carrying value of $7.7 million. This transaction resulted in a recovery of $1.25 million, which was credited against the allowance for possible loan losses.

      Non-performing assets as a percentage of total loans and foreclosed assets were .95 percent at December 31, 2002, compared to .83 percent one year ago. Non-performing assets as a percentage of total assets were ..45 percent for both year-ends 2002 and 2001.

	December 31

Non-Performing Assets	2002	2001	2000	1999	1998

Non-accrual loans	$34,861	$33,196	$16,662	$14,854	$12,997
Foreclosed assets	8,047	4,234	2,271	3,983	4,107

Total	$42,908	$37,430	$18,933	$18,837	$17,104

As a percentage of total assets	.45%	.45%	.25%	.27%	.25%
As a percentage of total loans plus foreclosed assets	.95	.83	.42	.45	.47
After-tax impact of lost interest per common share	$.03	$.03	$.03	$.02	$.02
Accruing loans 90 days past due:
Consumer	$340	$521	$498	$733	$1,347
All other	8,741	13,080	7,474	6,177	9,434

Total	$9,081	$13,601	$7,972	$6,910	$10,781

Cullen/ Frost did not have any restructured loans for the years ended December 31, 2002-1998.

Interest income that would have been recorded in 2002 on non-performing assets, had such assets performed in accordance with their original contract terms, was $1.9 million on non-accrual loans and $253 thousand on foreclosed assets. During 2002, the amount of interest income actually recorded on non-accrual loans was $495 thousand.

There were no foreign loans 90 days past due as of December 31, 2002.

     Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Consumer loan collectibility and loss are typically determined prior to the loan being 90 days past due. Losses on consumer loans are taken at the time they are determined. Consumer loans over 90 days past due are either in liquidation/payment status or bankruptcy awaiting confirmation of a plan. All non-consumer loans 90 days or more past due are classified as non-accrual unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest income is not recognized until collected, and any previously accrued but uncollected interest is reversed. A loan is considered as restructured if it has been modified as to original terms, resulting in a reduction or deferral of principal and/or interest as a concession to the debtor that the creditor would not otherwise consider. Classification of an asset in the non-performing category does not preclude collection of loan principal or interest.

      Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At December 31, 2002, Cullen/ Frost had $25.2 million in loans of this type which had not been included in either of the non-accrual or 90 days past due loan categories. Approximately 59 percent of the total is related to a single credit to a company in several gas-related and equipment distribution businesses. Recent weakness in such company’s operating performance combined with a slowdown in certain business sectors has caused us to heighten the attention given to this credit. Also included in potential problem loans, but unrelated to the previously discussed credit, is a single credit in the amount of $4.9 million, which went on non-accrual status during the first quarter of 2003.

Allowance For Possible Loan Losses

       The allowance for possible loan losses was $82.6 million or 1.83 percent of period-end loans at December 31, 2002, compared to $72.9 million or 1.61 percent of period-end loans at year-end 2001. The allowance for possible loan losses as a percentage of non-accrual loans was 236.9 percent at December 31, 2002, compared with 219.5 percent at December 31, 2001. The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses in the loan portfolio.

      Cullen/ Frost recorded a $22.5 million provision for possible loan losses during 2002, compared to $40.0 million and $14.1 million recorded during 2001 and 2000, respectively. The increase in the provision for possible loan losses in 2001 was due to the two previously discussed SNC loans and reflected the increased uncertainty in the economy since the terrorist acts of September 11, 2001, combined with the economic downturn already in progress at that time.

      Cullen/ Frost recorded net charge-offs of $12.8 million for 2002, compared to net charge-offs of $30.4 million and $9.2 million in 2001 and 2000, respectively. Charge-offs are loan balances that have been written off against the allowance for possible loan losses once the loan is determined to be uncollectible. As a percentage of average loans, net charge-offs were .28 percent for 2002 compared to .67 percent last year. Gross charge-offs in 2002 consisted primarily of commercial and industrial charge-offs of $13.1 million, consumer charge-offs of $3.3 million and real estate charge-offs of $2.2 million. Compared to 2001, commercial and industrial charge-offs were down $19.0 million as last year was impacted by the two large SNC non-accrual loans discussed in the “Non-Performing Assets” section on page 32. Consumer loan charge-offs were down $1.0 million from last year due to lower indirect lending charge-offs, a product that we stopped originating in 2000.

	Year Ended December 31

Allowance for Possible Loan Losses	2002	2001	2000	1999	1998

Average loans outstanding during year, net of unearned discount	$4,536,999	$4,546,596	$4,352,868	$3,934,406	$3,437,510

Balance of allowance for possible loan losses at beginning of year	$72,881	$63,265	$58,345	$53,616	$48,073
Provision for possible loan losses	22,546	40,031	14,103	12,427	10,393
Loan loss reserve of acquired institutions				1,066	1,250
Charge-offs:
Real estate	(2,249)	(336)	(465)	(357)	(397)
Commercial and industrial	(13,112)	(32,074)	(6,999)	(5,349)	(3,980)
Consumer	(3,328)	(4,340)	(5,625)	(7,420)	(8,081)
Other, including foreign*	(35)	(30)	(73)	(7)	(90)

Total charge-offs	(18,724)	(36,780)	(13,162)	(13,133)	(12,548)

Recoveries:
Real estate	452	917	388	582	1,674
Commercial and industrial	3,940	3,658	1,549	1,799	2,176
Consumer	1,484	1,779	2,030	1,919	2,528
Other, including foreign*	5	11	12	69	70

Total recoveries	5,881	6,365	3,979	4,369	6,448

Net charge-offs	(12,843)	(30,415)	(9,183)	(8,764)	(6,100)

Balance of allowance for possible loan losses at end of year	$82,584	$72,881	$63,265	$58,345	$53,616

Net charge-offs as a percentage of average loans outstanding during the year, net of unearned discount	.28%	.67%	.21%	.22%	.18%
Allowance for possible loan losses as a percentage of year-end loans, net of unearned discount	1.83	1.61	1.40	1.40	1.47

*	There were no foreign charge-offs in 2002-1998.

     The allowance for possible loan losses consists of three elements: (i) allowances established for potential losses on specific loans; (ii) allowances based on historical loan loss experience for similar loans with similar loan characteristics, and trends; and (iii) unallocated allowances, not allocated to loans or a group of loans, but instead based on general economic conditions and other internal and external risk factors in the Corporation’s individual markets.

      The specific allowances are based on a regular analysis and evaluation of criticized loans. The quality of loans are determined based on an internal credit risk grading process that evaluates: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. Loans with a calculated grade that is below a predetermined grade a re viewed as criticized. Once criticized, a loan is analyzed (at least quarterly) by a special assets officer to determine if a specific allowance is needed. Specific allocations are based on a borrower’s inability or unwillingness to repay, collateral deficiencies and risk grade, and/or the state of the borrower’s industry. If a specific allowance is not assigned to a criticized loan, and the loan is not determined to be impaired, the loan is included in the historical loan loss experience allowance portion of the process for loans with similar characteristics.

      Historical allowances are determined statistically using a loss analysis that examines the loss experience of the portfolio in total, by specific loan types and the related internal grading of loans charged-off. This loss analysis is periodically updated based on actual experience. The analysis is performed on several groups of loans and includes unfunded loan commitments. Accordingly, several historical allowance pools result. Specifically, historical allowance pools exist for similarly risk-graded groups of commercial real estate loans, commercial and industrial loans, consumer loans and 1-4 family residential mortgages.

      Unallocated allowances based on general economic conditions and other internal and external risk factors are determined by evaluating the experience, ability and effectiveness of the bank’s lending management and staff, effectiveness of lending policies and procedures and internal controls, changes in asset quality, changes in loan portfolio volume, composition and concentrations of credit, impact of competition on loan structuring and pricing, effectiveness of the internal loan review, impact of environmental risks on portfolio risks, and impact of rising interest rates on portfolio risk. Quarterly, senior management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine the unallocated general allowance. While the loss analysis for the historical allowance is performed annually, the Corporation may revise the general allocation factors whenever necessary in order to address improving or deteriorating credit quality trends or events or recognize specific risks associated with a given loan concentration or pool classification.

      Cullen/ Frost has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. These policies and procedures, some of which are described below, are reviewed regularly by senior management. A reporting system supplements this review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

      Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, current and projected cash flows are examined to determine the ability to repay their obligations as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed.

      The diversity of the Corporation’s commercial real estate portfolio allows us to reduce the impact of a decline in a single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, single-purpose projects are avoided unless other underwriting factors are present to help mitigate the risk. We also utilize the knowledge of third-party experts to provide insight and guidance about the economic conditions and dynamics of the markets served by the Corporation. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2002, 52 percent of the Corporation’s commercial real estate loans were secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must withstand the analysis of a commercial loan and the underwriting process of a commercial real estate loan.

      Loans secured by non-owner occupied commercial real estate are made to developers and builders who have a relationship with Cullen/ Frost and who have a proven record of success. These loans are underwritten through the use of feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim mini-perm loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

      A computer-based credit scoring analysis is used to supplement the consumer loan underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes the risk. Additionally, trend and outlook reports are provided to senior management on a frequent basis to aid in planning. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80 percent, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

      Cullen/ Frost has an independent Loan Review Division that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to senior management. Loan Review’s function complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s policies and procedures.

      Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

      An allowance for possible loan losses is maintained in an amount which, in management’s judgment, provides an adequate reserve to absorb probable credit losses related to specifically identified loans as well as loan losses inherent in the remainder of the loan portfolio that have been incurred as of the balance sheet date.

      The following table provides an allocation of the year-end allowance for possible loan losses by loan type:

	December 31

	2002		2001		2000		1999		1998

	Allowance		Allowance		Allowance		Allowance		Allowance
	for	As a	for	As a	for	As a	for	As a	for	As a
	Possible	Percentage	Possible	Percentage	Possible	Percentage	Possible	Percentage	Possible	Percentage
	Loan	of Total	Loan	of Total	Loan	of Total	Loan	of Total	Loan	of Total
	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans

Commercial and industrial	$38,925	.86%	$30,831	.68%	$25,031	.55%	$22,404	.54%	$15,085	.41%
Real estate	10,805	.24	10,427	.23	11,389	.25	9,485	.23	10,021	.28
Consumer	3,481	.08	9,909	.22	10,846	.24	12,621	.30	17,130	.47
Purchasing or carrying securities							1		85
Financial institutions					118		98		36
Other, including foreign	1,345	.03	423	.01	279	.01	215	.01	246	.01
Unallocated	28,028	.62	21,291	.47	15,602	.35	13,521	.32	11,013	.30

Total	$82,584	1.83%	$72,881	1.61%	$63,265	1.40%	$58,345	1.40%	$53,616	1.47%

      Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories.

      The reserve allocations for commercial loans were increased in response to the softening economy during 2002. Also during 2002 the Corporation assessed the impact on consumer loan losses of its decision two years ago to exit indirect consumer lending. Since exiting indirect lending, consumer loan losses have declined significantly. In response to this decline in loan losses, the Corporation reduced the consumer reserve allocation in line with the lower risk in the consumer portfolio.

      The unallocated reserve increased in 2001 and 2002 in response to deterioration in the economy and the impact of the terrorist attacks of September 11, 2001. Both events led to a higher risk environment for loan portfolios. We responded to this higher risk environment by increasing unallocated reserves based on risk factors thought to increase with the slowing economy.

Securities

       Total securities, including securities available for sale, were $2.5 billion at year-end 2002 compared to $2.2 billion a year ago, and consist primarily of obligations of U.S. Government agencies. Securities available for sale totaled $2.4 billion at December 31, 2002, compared to $2.1 billion at year-end 2001. Available for sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Securities held to maturity totaled $36 million at December 31, 2002, compared to $51 million at December 31, 2001. Securities classified as held to maturity are carried at amortized cost. Securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. The remaining securities are classified as trading. Trading securities were $5.0 million at December 31, 2002, compared to $118 thousand at December 31, 2001. Trading securities are held primarily for sale in the near term and are carried at their fair values, with unrealized gains and losses included immediately in other income.

      The average yield of the securities portfolio for the year ended December 31, 2002 was 5.76 percent compared with 6.33 percent for 2001. The decline in the average securities yield of .57 percent in 2002 compared to 2001 resulted primarily from increased mortgage-backed securities prepayments experienced in 2002 being reinvested in similar investments but at lower current yields. Additionally, the growth in average investment securities during 2002 over 2001 was impacted by the growth in investable funds (primarily deposits) and the relatively flat level of loan growth. See “Maturity Distribution and Securities Portfolio Yields” on page 83 for additional information on year-end securities.

      Total securities including trading, available for sale and held to maturity are summarized below:

	December 31

	2002		2001		2000

	Period-end	Percentage	Period-end	Percentage	Period-end	Percentage
Securities	Balance	of Total	Balance	of Total	Balance	of Total

U.S. Treasury	$17,003	.7%	$14,362	.7%	$107,567	6.5%
U.S. Government agencies and corporations*	2,205,220	89.7	1,936,200	89.8	1,358,818	81.4
States and political subdivisions	201,493	8.2	177,090	8.2	165,675	9.9
Other	34,540	1.4	28,944	1.3	36,424	2.2

Total	$2,458,256	100.0%	$2,156,596	100.0%	$1,668,484	100.0%

Average yield earned during the year (taxable-equivalent basis)	5.76%		6.33%		6.84%

*	Includes securities loaned under agreements to repurchase of $395.7 million for 2002. None in 2001 or 2000. Collateral for these securities is invested in overnight Federal funds.

Deposits

       Total average demand deposits increased $353.7 million or 16.2 percent from 2001. The high level of demand deposit balances is reflective of Cullen/ Frost’s commitment to relationships and full-service business banking. Average demand deposits as a percentage of average total deposits were 36.8 percent up from 33.4 percent last year.

      Cullen/ Frost is the depository and clearing bank for a large mortgage originator and servicing customer that was acquired by a bank during the first quarter of 2002. Prior to its acquisition the customer was included in commercial and individual accounts, but is now included in correspondent bank deposits. After adjusting for the reclassification of this account, average commercial and individual accounts were responsible for the largest increase in demand deposits, which increased $253.1 million or 15.0 percent in 2002. The increase is attributable to broad-based growth and the maintenance of higher cash balances by customers.

      Average correspondent bank balances also grew compared to last year. Adjusting for the reclassification of the customer mentioned above, correspondent bank balances were up $95.7 million or 20.9 percent. The one mortgage customer was responsible for about 47 percent of the increase. The Corporation’s good relationships with correspondents in the markets served and market conditions were responsible for the remainder of the increase.

	2002			2001			2000

	Average	Percent		Average	Percent		Average	Percent
Demand Deposits	Balance	Change		Balance	Change		Balance	Change

Commercial and individual	$1,965,391	+	4.3%	$1,883,931	+	15.1%	$1,636,633	+	6.8%
Correspondent banks	530,155	+	101.7	262,840	+	15.4	227,807	+	2.8
Public funds	44,886	+	12.4	39,919	+	22.0	32,732		-12.9

	$2,540,432	+	16.2	$2,186,690	+	15.3	$1,897,172	+	5.9

      Total average time deposits remained flat when compared to a year ago. The largest increase of $51 million or 9.3 percent was in money market index accounts. The money market index account had $596 million in average deposits for 2002, compared with $545 million for 2001. During 2000, Cullen/ Frost simplified its retail deposit products and offered a new money market index account. The money market index account requires the maintenance of certain balances in a checking account and offers a higher-yielding money fund with rates based on an external index. In addition, public funds increased $31 million or 10.1 percent. The increases in time deposits were offset by a decline in jumbo and consumer time accounts of $69 million or 9.5 percent and $42 million or 7.6 percent, respectively. The decrease in fixed time accounts appears to be related to the uncertain low rate environment as customers are moving money to the more flexible time accounts, such as the money market index account.

	2002				2001				2000

	Average	Percent			Average	Percent			Average	Percent
Time Deposits	Balance	Change		Cost	Balance	Change		Cost	Balance	Change		Cost

Savings and Interest-on-Checking	$1,003,713	+	3.9%	.18%	$966,429	+	.5%	.37%	$961,315	+	1.4%	.66%
Money market deposit accounts	1,261,157		- 1.5	1.20	1,280,775		- 16.9	2.41	1,541,699		- 5.8	4.39
Money market index	595,973	+	9.3	1.48	545,216		N/M	3.16	161,903		N/M	5.48
Time accounts of $100,000 or more	649,920		- 9.5	2.03	718,456	+	6.7	4.57	673,421	+	3.8	5.52
Time accounts under $100,000	505,826		- 7.6	2.28	547,543		- 3.2	4.43	565,601		- 6.0	4.83
Public funds	337,289	+	10.1	1.47	306,248	+	22.2	3.26	250,559	+	13.5	4.58

Total	$4,353,878		- .2	1.27	$4,364,667	+	5.1	2.72	$4,154,498	+	2.4	3.82

      The table below provides average deposits and related growth by geographic market. The region totals do not include some deposits recorded at the statewide level, such as correspondent bank deposits. The decline in deposits within the San Antonio region was affected by the reclassification to correspondent bank deposits during 2002 of deposits received from the large mortgage originator and servicing customer, for which we are the depository and clearing bank (see page 37 for further discussion). Adjusting for this reclassification, the San Antonio region deposits would have been up about 2.6 percent. The growth in deposits in the Rio Grande Valley was affected by the Harlingen branch acquisition.

		Percent
Deposits by Market (in millions)	2002	Change		2001

San Antonio	$2,623		–3.8%	$2,727
Houston	1,252	+	5.4	1,188
Fort Worth	872	+	.8	865
Austin	820	+	5.3	779
Corpus Christi	521	+	6.8	488
Dallas	186	+	15.5	161
Rio Grande Valley	97	+	18.3	82

	$6,371			$6,290

      The following table summarizes the certificates of deposit in amounts of $100,000 or more as of December 31, 2002, by time remaining until maturity.

Remaining Maturity of Private
Certificates of Deposit		Percentage
of $100,000 or More at December 31, 2002	Amount	of Total

Three months or less	$320,133	52.3%
After three, within six months	135,270	22.1
After six, within twelve months	119,232	19.5
After twelve months	37,547	6.1

Total	$612,182	100.0%

Percentage of total private time deposits		15.1%

Other time deposits of $100,000 or more totaled $80.3 million at December 31, 2002. Of this amount, 83.1 percent matures within three months, 9.4 percent matures between three and six months, 6.1 percent matures between six and one year and the remainder matures after one year.

     Mexico has been considered a part of the natural trade territory of the banking offices of Cullen/ Frost for over 90 years. Thus, dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. The Corporation’s average foreign deposits from non-United States sources including Mexico, decreased 4.6 percent from 2001.

Foreign Deposits	2002	2001	2000

Average balance	$703,890	$737,680	$729,111
Percentage of total average deposits	10.8%	11.3%	12.1%

Short-Term Borrowings

       The Corporation’s primary source of short-term borrowings is Federal funds purchased from correspondent banks and securities sold under repurchase agreements in the natural trade territory of Frost Bank, as well as from upstream banks. The increase in the net funds purchased position compared to 2001 was primarily the result of an increase in security repurchase agreements transacted with bank customers. These customer repurchase agreements are a stable borrowing source that can be used to fund short-term loans and investments. The reduction in the average Federal funds purchased position during 2001 was impacted by the funds acquired from the issuance by Frost Bank of $150 million of its 6 7/8 percent subordinated Bank Notes due 2011 in August 2001.

      The weighted-average interest rates on Federal funds purchased at December 31, 2002 and 2001 were 1.18 percent and 1.49 percent, respectively. Generally, the interest rates on securities sold under repurchase agreements are a percentage of the Federal funds rate.

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
Federal Funds	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds sold and securities purchased under resale agreements	$244,790	1.63%	$253,112	3.81%	$130,800	6.50%
Federal funds purchased and securities sold under repurchase agreements	(400,511)	1.34	(351,319)	3.38	(326,448)	5.48

Net funds position	$(155,721)		$(98,207)		$(195,648)

	Year Ended December 31
Federal Funds Purchased and Securities
Sold Under Repurchase Agreements	2002	2001	2000

Balance at year end	$811,218	$305,384	$363,111
Maximum month-end balance	811,218	400,358	486,356

      The increase in Federal funds purchased and securities sold under repurchase agreements at December 31, 2002 compared to last year-end is primarily related to dollar roll transactions that we began to enter into in the fourth quarter of 2002. A dollar roll agreement is identical to a repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase part of the transaction may involve a substantially similar security rather than the specific security initially sold. (In a dollar roll, the transaction contract explicitly allows for returning “similar”, but not necessarily identical securities to the bank.) A dollar roll will leverage up the balance sheet as it is basically a borrowing, but the Corporation is able to enter into such transactions at favorable borrowing rates. Commitments to return collateral related to securities loaned under dollar roll agreements accounted for $393.2 million of the growth in Federal funds purchased and securities sold under repurchase agreements from year-end 2001.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

       Assets under management and assets under custody are held in fiduciary or custodial capacity for the Corporation’s customers. These assets are not included on Cullen/ Frost’s balance sheet, in accordance with accounting principles generally accepted in the United States. In addition, collateral funds resulting from our acting as agent in our securities lending program, are held by Cullen/ Frost as agent and are not considered to be assets of the Corporation in accordance with generally accepted accounting principles.

      The following tables summarize Cullen/ Frost’s contractual obligations and commitments to make future payments as of December 31, 2002.

	Payments Due by Period

			3 years or
		More than 1	more but
	1 year or	year but less	less than 5	5 years or
Contractual Obligations	less	than 3 years	years	more	Total

Subordinated notes payable*				$150,000	$150,000
Guaranteed preferred beneficial interest in the Corporation’s junior subordinated deferrable interest debentures*				100,000	100,000
Operating leases	$12,834	$20,299	$14,434	16,823	64,390
FHLB advances*	4,578	12,009	552	418	17,557
Time deposits*	1,350,765	91,836	201	138	1,442,940

Total contractual obligations	$1,368,177	$124,144	$15,187	$267,379	$1,774,887

*	Includes principal payments only.

	Payments Due by Period

			3 years or
		More than 1	more but
	1 year or	year but less	less than 5	5 years or
Other Commitments	less	than 3 years	years	more	Total

Standby letters of credit	$142,038	$12,709	$1,765	$2,815	$159,327
Loan commitments	1,317,177	549,889	98,871	122,105	2,088,042

Total other commitments	$1,459,215	$562,598	$100,636	$124,920	$2,247,369

      Since many commitments are expected to expire unused or only partially used, the total amount of other commitments in the preceding table do not necessarily reflect future cash requirements.

      On behalf of its customers, the Corporation lends customer securities to creditworthy brokers. Cullen/ Frost indemnifies its customers for the fair market value of those securities against a failure by the borrower to return such securities. Collateral received in securities lending transactions are held as agent and, as such, in accordance with generally accepted accounting principles are not assets of the Corporation. Cullen/ Frost requires borrowers to provide collateral greater than or equal to 100 percent of the fair market value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements were $1.48 billion and represent the fair market value of securities lent to brokers at December 31, 2002. At December 31, 2002, Cullen/ Frost held liquid assets with a market value of $1.51 billion as collateral for these agreements.

Capital and Liquidity

       At December 31, 2002, shareholders’ equity was $703.8 million, which was an increase of 18.3 percent from $594.9 million at December 31, 2001. In addition to net income of $117.0 million, activity in shareholders’ equity during 2002 included $44.7 million of dividends paid and $28.7 million paid for repurchasing shares of the Corporation’s common stock. The accumulated other comprehensive income component of equity was $32.5 million as of December 31, 2002, compared to a loss of $14.0 million as of December 31, 2001. This change resulted from the net of unrealized gains on securities available for sale, net of deferred taxes, of $61.0 million and additional minimum pension liability, net of deferred taxes, of $14.5 million as of December 31, 2002. Currently, under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.

      Cullen/ Frost paid a quarterly dividend of $.215 per common share during the first quarter of 2002. During the second quarter of 2002 the Corporation raised its cash dividend 2.3 percent to $.22 for the second, third, and fourth quarters of 2002. The Corporation paid a quarterly dividend of $.195 per common share during the first quarter of 2001, increasing to $.215 per common share during the second, third, and fourth quarters of 2001. The dividend payout ratio was 38.2 percent for 2002 compared to 53.5 percent for 2001. The Corporation announced in 2001 that its board of directors had authorized the repurchase of up to 2.6 million shares of its common stock over a two-year period from time to time at various prices in the open market or through private transactions. As of December 31, 2002, 1.2 million shares at a cost of $39.2 million had been repurchased under this program.

      The Federal Reserve Board utilizes capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. For Cullen/ Frost’s capital ratios at December 31, 2002 and 2001, see Note M “Capital” on page 62.

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

      Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in Cullen/ Frost’s natural trade area that maintain accounts with and sell Federal funds to Frost Bank, as well as Federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of Cullen/ Frost is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.

Interest Rate Swaps/ Caps & Floors

       Cullen/ Frost uses interest rate swaps, caps and floors to hedge its interest rate risk. The Corporation had 13 fair value type commercial loan/lease interest rate swaps with a notional amount of $25.3 million at December 31, 2002, and 43 fair value type commercial loan/lease interest rate swaps with a notional amount of $119 million at December 31, 2001. These loan/lease interest rate swaps essentially convert fixed-rate loans into floating-rate loans. The Corporation had one fair value type interest rate cap with a notional amount of $5 million at December 31, 2002. In 2002 and 2001, each interest rate swap and cap was a hedge against a specific commercial fixed-rate loan/lease, with remaining lives ranging from approximately one month to ten years. For 2002 and 2001, the scheduled reductions of the interest rate swaps’ notional amount generally matched the expected amortization of the underlying loan/lease.

      In 2002, the Corporation’s derivative financial instruments used in hedging activities were all designated as fair value type hedges, which were required to meet specific criteria in order to receive hedge accounting treatment. For fair value type hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense, and were immaterial in 2002 and 2001.

      Also in 2002, 39 interest rate swaps were terminated to mitigate interest rate risk exposure associated with potential future interest rate decreases. The termination of these interest rate swaps essentially converted the swapped loans back to fixed-rate instruments. The fair value adjustment for the hedged loans when terminated was $3.1 million, and is being amortized over the remaining life of the associated loans.

      In 2001, Cullen/ Frost entered into a fair-value type interest rate swap agreement related to the $150 million fixed-rate subordinated debt issued in 2001 which essentially converted the debt to a floating instrument. The swap agreement has an effective notional amount of $150 million over a remaining period of four years.

      In 2000, the Corporation entered into an interest rate floor three-year agreement with a notional amount totaling $1 billion. The interest rate floor was a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling rates. The floor agreement was sold during the first quarter of 2001. Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” adopted on January 1, 2001 (see Note A, Financial Derivatives section on page 53), the interest rate floor did not qualify for hedge accounting treatment and in management’s opinion would have introduced excessive volatility into earnings. For a discussion of the gain from the sale, see page 21.

      Interest rate swap and floor contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction is approved by Cullen/ Frost’s Asset/ Liability Management Committee (“ALCO” or the “Committee”) and has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material in 2002, 2001 or 2000.

Market Risk Disclosure — Interest Rate Sensitivity

       In the ordinary course of business, Cullen/ Frost’s market risk is primarily that of interest rate risk. The Corporation’s interest rate sensitivity and liquidity are monitored on an ongoing basis by the ALCO. The Committee seeks to avoid fluctuating net interest margins and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, level of risk over time and exposure to changes in certain interest rate relationships.

      Cullen/Frost utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing over time 200 basis points or decreasing over time 50 basis points (due to the already low level of short-term rates) over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations show that a 200 basis point increase in rates will result in a positive variance in net interest income of 3.4 percent relative to the base case over the next 12 months, while a decrease of 50 basis points will result in a negative variance in net interest income of 1.4 percent relative to the base case over the next 12 months. This compares to last year’s estimate when a 200 basis points increase in rates resulted in a positive variance in net interest income of 4.2 percent relative to the base case over the next 12 months, while a decrease of 50 basis points resulted in a negative variance in net interest income of 0.6 percent. The Corporation’s trading portfolio is immaterial, and, as such, separate quantitative disclosure is not presented.

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

Parent Corporation

       Historically, a large portion of the parent Corporation’s income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, has been derived from Cullen/Frost’s investments in subsidiaries. The amount of dividends received from Frost Bank is based upon its earnings and capital position. See “Supervision and Regulation” on page 5 and Note L “Dividends” on page 62. Management fees are not assessed.

Non-Banking Subsidiaries

       The New Galveston Company is a second-tier wholly owned financial holding company subsidiary, which holds all shares of each banking and non-banking subsidiary. Cullen/Frost has four principal non-banking subsidiaries. Frost Securities, Inc., an investment banking subsidiary based in Dallas, Texas, primarily offers financial advisory services and mergers and acquisitions support. Main Plaza Corporation occasionally makes loans to qualified borrowers. Such loans are typically funded with borrowings against Cullen/Frost’s current cash or borrowings against internal credit lines. Daltex General Agency, Inc., a managing general insurance agency, provides insurance for certain auto loans financed by the bank. Cullen/Frost Capital Trust I is a Delaware statutory trust. The sole purpose of the trust was to issue Capital Securities and lend the proceeds back to the Corporation on a long-term basis. This structure allowed the Corporation to obtain Tier 1 regulatory capital on a tax advantaged basis. The subsidiary is consolidated and the capital is recorded in the liability section of the balance sheet.

Application of Critical Accounting Policies

       The Securities and Exchange Commission (“SEC”) issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. These judgements, estimates, and assumptions are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different judgements, estimates, and assumptions.

      Cullen/ Frost follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant of these policies are summarized in Note A, Summary of Accounting Policies, on page 50. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

      Management considers the policies related to the allowance for possible loan losses as the most critical to the Corporation’s financial statement presentation. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and activity related to other loan loss allowances determined in accordance with SFAS No. 5, “Accounting for Contingencies.” The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations. The amount maintained in the allowance reflects management’s continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Certain non-homogeneous loans are accounted for under the provisions of SFAS No. 114. This standard requires an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. In these situations a reserve is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Income on impaired loans is recognized based on the collectability of the principal amount. See “Allowance for Possible Loan Losses” beginning on page 33 for further discussion of the risk factors considered by management in the determination of the loan loss allowance level.

      The Corporation accounts for its stock options based on the “intrinsic value method” provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related Interpretations. Under APB No. 25, because the exercise price of Cullen/ Frost’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in connection with option plans. Compensation expense for restricted stock awards is based on the market price on the date of grant and is recognized ratably over the vesting period of the award. The fair value for stock options granted is estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have characteristics that are different from Cullen/ Frost’s employee stock options. In addition, option valuation models require the input of highly subjective assumptions, which can significantly impact the estimated fair value. As such, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The following weighted-average assumptions were used for 2002, 2001 and 2000, respectively: (i) risk-free interest rates with a term of six years were 3.07 percent, 4.70 percent and 5.03 percent; (ii) dividend yield of 2.75 percent, 2.75 percent and 2.00 percent; (iii) volatility factors of the expected market price of Cullen/ Frost’s common stock of 31 percent, 32 percent and 29 percent; and (iv) weighted-average expected lives of the options of six years. The weighted-average grant-date fair value of options granted during 2002, 2001 and 2000 was $8.47, $7.10, and $9.33, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Management’s Responsibility For Financial Reporting

       The management of Cullen/ Frost Bankers, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

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

      The Audit Committee of Cullen/ Frost’s Board of Directors, which is composed entirely of directors independent of management, meets regularly with management, regulatory examiners, internal auditors, the asset review staff and independent auditors to discuss financial reporting matters, internal controls, regulatory reports, internal auditing and the nature, scope and results of the audit efforts. Internal Audit and Asset Review report directly to the Audit Committee. The banking regulators, internal auditors and independent auditors have direct access to the Audit Committee.

      The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, who render an independent opinion on management’s financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors, and this approval was ratified by the shareholders. The audit by the independent auditors provides an additional assessment of the degree to which Cullen/ Frost’s management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include their consideration of internal controls and performance of selected tests of transactions and records, as they deem appropriate. These auditing procedures are designed to provide an additional reasonable level of assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles in all material respects.

Dick Evans Chairman and Chief Executive Officer	Phillip D. Green Group Executive Vice President and Chief Financial Officer

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section entitled “Market Risk Disclosure — Interest Rate Sensitivity” included under Item 7 of this document on page 43, and is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

	Year Ended December 31

	2002	2001	2000

Interest Income:
Loans, including fees	$265,514	$343,928	$394,073
Securities:
Taxable	112,079	99,323	101,874
Tax-exempt	8,142	7,610	7,374

Total Securities	120,221	106,933	109,248
Time deposits	172	200	331
Federal funds sold and securities purchased under resale agreements	3,991	9,784	8,488

Total Interest Income	389,898	460,845	512,140
Interest Expense:
Deposits	55,384	118,699	158,858
Federal funds purchased and securities sold under repurchase agreements	5,359	12,054	17,889
Guaranteed preferred beneficial interests in the Corporation’s subordinated debentures	8,475	8,475	8,475
Long-term notes payable and other borrowings	6,647	5,531	4,346

Total Interest Expense	75,865	144,759	189,568

Net Interest Income	314,033	316,086	322,572
Provision for possible loan losses	22,546	40,031	14,103

Net Interest Income After Provision for Possible Loan Losses	291,487	276,055	308,469
Non-Interest Income:
Trust fees	47,463	48,784	49,266
Service charges on deposit accounts	78,417	70,534	60,627
Insurance commissions	24,700	17,423	10,331
Other service charges, collection and exchange charges, commissions and fees	16,860	16,176	15,548
Net gain on securities transactions	88	78	4
Other	33,181	30,462	29,579

Total Non-Interest Income	200,709	183,457	165,355
Non-Interest Expense:
Salaries and wages	139,227	138,347	133,525
Employee benefits	34,614	35,000	28,808
Net occupancy	28,883	29,419	27,693
Furniture and equipment	22,597	23,727	21,329
Intangible amortization	7,083	15,127	15,625
Restructuring charges	—	19,865	—
Other	79,738	78,172	76,832

Total Non-Interest Expense	312,142	339,657	303,812

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	180,054	119,855	170,012
Income taxes	57,821	39,749	58,746

Income from continuing operations	122,233	80,106	111,266
Loss from discontinued operations, net of tax (Note W)	(5,247)	(2,200)	(2,449)
Cumulative effect of change in accounting for derivatives, net of tax	—	3,010	—

Net Income	$116,986	$80,916	$108,817

Basic per share:
Income from continuing operations before cumulative effect of accounting change	$2.40	$1.55	$2.13
Net Income	2.29	1.57	2.09
Diluted per share:
Income from continuing operations before cumulative effect of accounting change	$2.33	$1.50	$2.07
Net Income	2.23	1.52	2.03
Dividends per share	$.875	$.84	$.76

See notes to consolidated financial statements.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31

	2002	2001

Assets
Cash and due from banks	$1,331,136	$994,622
Time deposits	8,661	6,530
Securities held to maturity (market value: 2002-$37,562; 2001-$52,749)	36,135	51,231
Securities available for sale (loaned under agreements to repurchase: 2002-$395,671; 2001-none)	2,417,126	2,105,247
Trading account securities	4,995	118
Federal funds sold and securities purchased under resale agreements	724,150	129,550
Loans, net of unearned discount of $7,841 in 2002 and $5,005 in 2001	4,518,913	4,518,608
Less: Allowance for possible loan losses	(82,584)	(72,881)

Net loans	4,436,329	4,445,727
Premises and equipment	169,927	148,871
Goodwill	97,838	98,014
Other intangible assets	21,330	26,137
Accrued interest and other assets	304,691	363,537

Total Assets	$9,552,318	$8,369,584

Liabilities
Demand deposits (non-interest bearing):
Commercial and individual	$2,165,033	$2,317,926
Correspondent banks	1,001,713	298,055
Public funds	62,306	53,848

Total demand deposits	3,229,052	2,669,829
Time deposits (interest bearing):
Savings and Interest-on-Checking	1,030,227	1,063,923
Money market deposit accounts	1,925,924	1,804,796
Time accounts	1,090,140	1,202,246
Public funds	352,800	357,213

Total time deposits	4,399,091	4,428,178

Total deposits	7,628,143	7,098,007
Federal funds purchased and securities sold under repurchase agreements	811,218	305,384
Accrued interest and other liabilities	161,044	120,499
Subordinated notes payable and other long-term debt	149,445	152,152
Guaranteed preferred beneficial interest in the Corporation’s junior subordinated deferrable interest debentures, net	98,678	98,623

Total Liabilities	8,848,528	7,774,665
Shareholders’ Equity
Common stock, par value $.01 per share	536	536
Shares authorized: 90,000,000
Shares issued: 53,561,616
Surplus	196,830	191,856
Retained earnings	547,465	478,432
Accumulated other comprehensive income (loss), net of tax	32,548	(14,005)
Treasury stock at cost (2,266,141 and 2,206,381 shares in 2002 and 2001, respectively)	(73,589)	(61,900)

Total Shareholders’ Equity	703,790	594,919

Total Liabilities and Shareholders’ Equity	$9,552,318	$8,369,584

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31

	2002	2001	2000

Operating Activities
Net income	$116,986	$80,916	$108,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	22,546	40,031	14,103
Credit for deferred taxes	(7,817)	(7,505)	(1,785)
Accretion of discounts on loans	(4,512)	(2,355)	(1,038)
Accretion of securities’ discounts	(3,219)	(5,004)	(5,183)
Amortization of securities’ premiums	4,422	2,800	1,470
(Increase) decrease in trading account securities	(4,877)	2,353	(2,470)
Net realized gain on securities transactions	(88)	(78)	(4)
Net gain on sale of assets	(2,102)	(2,018)	(2,661)
Depreciation and amortization	27,072	35,530	34,037
Decrease (increase) in interest receivable	7,460	8,916	(6,795)
(Decrease) increase in interest payable	(5,535)	(2,433)	4,703
Originations of loans held-for-sale	(58,352)	(26,114)	(52,313)
Proceeds from sales of loans held-for-sale	117,810	39,570	61,913
Tax benefit from exercise of employee stock options	4,361	3,475	1,926
Discontinued operations non-cash charges	3,035
Net change in other assets and liabilities	55,005	(76,564)	(24,522)

Net cash provided by operating activities	272,196	91,520	130,198
Investing Activities
Proceeds from maturities of securities held to maturity	15,049	19,824	13,988
Purchases of investment securities held to maturity			(95)
Proceeds from sales of securities available for sale	6,992,946	5,478,619	3,020,345
Proceeds from maturities of securities available for sale	721,200	680,894	438,641
Purchases of securities available for sale	(7,933,246)	(6,674,787)	(3,448,612)
Purchase of bank-owned life insurance		(100,000)
Increase in value of bank-owned life insurance, net of return of capital	1,221	3,428
Net increase in loan portfolio	(67,523)	(23,063)	(385,845)
Net inflow(outflow) from acquisitions	19,163	(4,954)	(724)
Net increase in premises and equipment	(40,945)	(17,479)	(25,213)
Proceeds from sales of repossessed properties	2,926	1,959	1,548

Net cash used by investing activities	(289,209)	(635,559)	(385,967)
Financing Activities
Net increase in demand deposits, IOC accounts, savings accounts and public funds	626,314	671,360	505,463
Net (decrease)increase in certificates of deposit	(117,923)	(73,043)	40,395
Net increase(decrease) in short-term borrowings	505,834	(57,727)	29,652
Net proceeds from issuance of subordinated notes		148,646
Proceeds from employee stock purchase plan and options	9,503	142	1,773
Purchase of treasury stock	(28,733)	(10,424)	(44,985)
Dividends paid	(44,737)	(43,296)	(39,554)

Net cash provided by financing activities	950,258	635,658	492,744

Increase in cash and cash equivalents	933,245	91,619	236,975
Cash and cash equivalents at beginning of year	1,130,702	1,039,083	802,108

Cash and cash equivalents at end of year	$2,063,947	$1,130,702	$1,039,083

See notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands)

				Accumulated
				Other
				Comprehensive
	Common		Retained	Income (Loss)	Treasury
	Stock	Surplus	Earnings	Net of Tax	Stock	Total

Balance at December 31, 1999	$536	$185,437	$382,168	$(39,110)	$(19,720)	$509,311
Net Income for 2000			108,817			108,817
Unrealized gain on securities available for sale of $36,832, net of tax and reclassification adjustment for after-tax gains included in net income of $3				36,829		36,829
Additional minimum pension liability, net of tax				(1,742)		(1,742)

Total comprehensive income						143,904

Transactions from employee stock purchase plan and options		28	(3,532)		5,277	1,773
Tax benefit related to exercise of stock options		1,926				1,926
Purchase of treasury stock					(44,985)	(44,985)
Restricted stock activity		282	(5)		262	539
Restricted stock plan deferred compensation, net			112			112
Cash dividends			(39,554)			(39,554)

Balance at December 31, 2000	536	187,673	448,006	(4,023)	(59,166)	573,026
Net Income for 2001			80,916			80,916
Unrealized loss on securities available for sale of $4,672, net of tax and reclassification adjustment for after-tax gains included in net income of $51				(4,723)		(4,723)
Additional minimum pension liability, net of tax				(5,259)		(5,259)

Total comprehensive income						70,934

Transactions from employee stock purchase plan and options			(6,234)		6,376	142
Tax benefit related to exercise of stock options		3,475				3,475
Purchase of treasury stock					(10,424)	(10,424)
Restricted stock activity		708			1,314	2,022
Restricted stock plan deferred compensation, net			(960)			(960)
Cash dividends			(43,296)			(43,296)

Balance at December 31, 2001	536	191,856	478,432	(14,005)	(61,900)	594,919
Net Income for 2002			116,986			116,986
Unrealized gain on securities available for sale of $61,057, net of tax and reclassification adjustment for after-tax gains included in net income of $57				61,000		61,000
Additional minimum pension liability, net of tax				(14,447)		(14,447)

Total comprehensive income						163,539

Transactions from employee stock purchase plan and options			(5,085)		14,588	9,503
Tax benefit related to exercise of stock options		4,361				4,361
Purchase of treasury stock					(28,733)	(28,733)
Restricted stock activity		613			2,456	3,069
Restricted stock plan deferred compensation, net			1,869			1,869
Cash dividends			(44,737)			(44,737)

Balance at December 31, 2002	$536	$196,830	$547,465	$32,548	$(73,589)	$703,790

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Note A — Summary Of Accounting Policies

       Cullen/ Frost Bankers, Inc. (“Cullen/ Frost” or the “Corporation”) is a financial holding company and a bank holding company that provides, through its subsidiaries, a broad array of products and services throughout 11 Texas markets. In addition to general commercial banking, other products and services offered include trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing.

      The accounting and reporting policies followed by Cullen/ Frost are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more significant accounting and reporting policies are summarized below.

      Basis of Presentation — The consolidated financial statements include the accounts of Cullen/ Frost and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to make prior years comparable. Condensed parent company financial statements reflect investments in subsidiaries using the equity method of accounting.

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. See the Allowance for Possible Loan Losses section for an important use of estimates.

      Securities — Securities are classified as held to maturity and carried at amortized cost when management has the intent and ability to hold the securities until maturity. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at market value, with both net realized and unrealized gains and losses included in other income during the period. Securities to be held for indefinite periods of time are classified as available for sale and stated at fair value, with the unrealized gains and losses, net of tax, reported as comprehensive income in shareholders’ equity. Realized and unrealized gains and losses are calculated based on specific identification of the related security. Declines in value other than temporary declines are adjusted against the security with a charge to operations.

      Loans — Interest on loans is accrued and accreted to operations based on the principal amount outstanding. Loan origination fees and certain direct costs of originated loans are amortized as an adjustment to the yield over the term of the loan. At December 31, 2002, net unamortized deferred costs were approximately $450 thousand compared with $1.6 million at December 31, 2001. Loan commitment fees for commitment periods greater than one year are deferred and amortized into fee income on a straight-line basis over the commitment period.

      Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment.

      Generally, loans and leases are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory provisions. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans/leases are recorded as a reduction of principal, and interest income is recorded only once principal recovery is reasonably assured. Loans and leases that are determined to be uncollectible are charged to the allowance for possible loan losses. Management continually reviews the collectability of loans.

      Allowance for Possible Loan Losses — Management considers this to be an important estimate. The amount maintained in the allowance for possible loan losses reflects management’s continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Determination of the allowance for possible loan losses is inherently subjective, as it requires significant estimates. Evaluations of the adequacy of the loan loss allowance are performed on a quarterly basis.

      The allowance consists of three elements: (i) allowances established for potential losses on specific loans; (ii) allowances based on historical loan loss experience, for similar loans with similar loan characteristics, and trends; and (iii) unallocated allowances, not allocated to loans or a group of loans, but instead based on general economic conditions and other internal and external risk factors in the Corporation’s individual markets. The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations based on factors previously mentioned. The allowance for possible loan losses incorporates the results of measuring impaired loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and activity related to other loan loss allowances determined in accordance with SFAS No. 5, “Accounting for Contingencies.” Certain loans that are not similar in nature or kind are accounted for under the provisions of SFAS No. 114. This standard requires an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. The allowance for possible loan losses related to loans that are impaired as defined by SFAS No. 114 is generally based on the fair value of the collateral for certain collateral dependent loans or discounted cash flows using the loan’s initial effective interest rate. Income on impaired loans, which the Corporation defines as non-accrual loans greater than or equal to $250 thousand, is recognized based on the collectability of the principal amount.

      Foreclosed Assets — Foreclosed assets consist of property that has been formally repossessed. Collateral obtained through foreclosure is recorded at the lower of fair value less estimated selling costs or the book value of the loan at the time of foreclosure, with differences between the fair value and book value charged to the allowance for possible loan losses. Write-downs are provided for subsequent declines in value and are recorded in other non-interest expense.

      Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are generally computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are generally amortized over the lesser of the term of the respective leases or the estimated useful lives of the improvements. Generally, the useful lives applied in depreciating buildings ranged from 7 to 39 years, leasehold improvements ranged from 5 to 15 years, and furniture and equipment ranged from 2 to 12 years.

      Goodwill and Other Intangible Assets — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Effective January 1, 2002, Cullen/ Frost adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement no longer requires the periodic amortization of goodwill over an estimated life, but rather requires that goodwill be evaluated for impairment on an annual basis. Other intangible assets will continue to be amortized over their estimated useful lives, but are also subject to impairment testing when events or circumstances change. If circumstances indicate that the carrying value of the assets may not be recoverable, an impairment charge could be recorded. The Company amortizes core deposits and other intangibles on an accelerated basis over their estimated lives ranging from five to ten years. Prior to January 1, 2002, goodwill was amortized on a straight-line and accelerated basis (as appropriate) over periods generally not exceeding twenty-five years. At December 31, 2002, intangible assets consisted of goodwill of $97.8 million, net of accumulated amortization of $50.7 million and other intangible assets of $21.3 million, net of accumulated amortization of $59.8 million. At December 31, 2001, intangible assets consisted of goodwill of $98.0 million, net of accumulated amortization of $50.6 million and other intangible assets of $26.1 million, net of accumulated amortization of $52.8 million.

      The table below presents the estimated intangible amortization expense for the next five years:

(in thousands)	Intangible
Amortization
Expense

2003	$5,798
2004	4,996
2005	4,004
2006	2,718
2007	2,025

      See Note B “Accounting Changes” on page 54 for further discussion of the impact of this new accounting pronouncement on the Corporation’s financial statements.

      Advertising Costs — Advertising costs are expensed as incurred.

      Federal Income Taxes — Cullen/ Frost files a consolidated federal income tax return that includes the taxable income of all of its subsidiaries. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are the expected future tax benefits of deductible temporary differences. Deferred tax assets are reduced by a valuation allowance if there is a likelihood of more than 50 percent that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities are recognized for the temporary differences that will result in taxable amounts in future years. Both deferred tax assets and liabilities are measured using the enacted tax rate that is expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

      Stock Options and Restricted Stock — The Corporation accounts for its stock options based on the “intrinsic value method” provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related Interpretations. Under APB No. 25, because the exercise price of Cullen/ Frost’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on option plans. Compensation expense for restricted stock awards is based on the market price on the date of grant and is recognized ratably over the vesting period of the award.

      The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock option awards.

	Year Ended December 31

	2002	2001	2000
(in thousands except for earnings per share amounts)

Net income, as reported*	$116,986	$80,916	$108,817
Less Proforma compensation expense related to options, net of related tax effects	6,912	7,037	4,766

Proforma net income	$110,074	$73,879	$104,051
Earnings per common share
Basic — as reported	$2.29	$1.57	$2.09
Basic — proforma	2.16	1.43	2.00
Diluted — as reported	2.23	1.52	2.03
Diluted — proforma	2.13	1.42	1.98

*	Includes amortization of deferred compensation expense related to grants of restricted stock, net of tax of $3.1 million in 2002, $865 thousand in 2001 and $1.1 million in 2000.

     The fair value for stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have characteristics that are different from Cullen/ Frost’s employee stock options. In addition, option valuation models require the input of highly subjective assumptions, which can significantly impact the estimated fair value. As such, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options.

      The following weighted-average assumptions were used for 2002, 2001 and 2000, respectively: (i) risk-free interest rates with a term of six years were 3.07 percent, 4.70 percent and 5.03 percent; (ii) dividend yield of 2.75 percent, 2.75 percent and 2.00 percent; (iii) volatility factors of the expected market price of Cullen/ Frost’s common stock of 31 percent, 32 percent and 29 percent; and (iv) weighted-average expected lives of the options of six years. The weighted-average grant-date fair value of options granted during 2002, 2001 and 2000 was $8.47, $7.10, and $9.33, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

      Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase — Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to the Corporation as deemed appropriate. The counterparty to a Securities Sold Under Agreement to Repurchase contract has an absolute and binding obligation to return the pledged securities at the contract’s maturity in exchange for the predetermined amount of cash plus accrued interest. Similarly, the counterparty to a Securities Purchased Under Agreement to Resell contract has an absolute and binding obligation to receive the pledged securities at the contract’s maturity in exchange for the predetermined amount of cash plus accrued interest. The securities involved in these transactions are generally U.S. Treasury or Federal Agency issues.

      Financial Derivatives — The Corporation enters into derivative contracts to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. SFAS No. 133, as amended, requires all derivative instruments to be carried on the balance sheet at fair value in other assets or other liabilities. SFAS No. 133 provides special hedge accounting provisions for derivatives designated in a hedge relationship at the inception of the derivative contract and meeting the test of a highly effective hedge at reducing the risk being hedged.

      Derivatives used for hedging purposes at year-end 2002 consisted of interest rate swaps and one interest rate cap used to hedge changes in the fair value of assets and liabilities due to changes in interest rates. The Corporation’s use of fair value hedges basically transform a fixed rate asset or liability into a floating rate instrument.

      Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the hedged asset or liability on the balance sheet. On at least a quarterly basis fair values are adjusted for changes as a result of interest rate movements, with a corresponding offsetting amount recognized in earnings. The effect to earnings of recording fair value changes is generally minimal since the fair value changes of the hedging instrument move counter, in a similar magnitude, to the changes in the fair value of the hedged asset or liability.

      The relationship between the hedging instrument and the hedged assets or liabilities, as well as the risk management objective for the hedge, are documented at the inception of establishing a hedge. Additionally, the method for ensuring that the hedge relationship continues to be highly effective is documented with a formal assessment of effectiveness being performed on at least a quarterly basis. When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedging instrument is reclassified to a trading position recorded at fair value.

      The Corporation is also required under the guidelines of SFAS No. 133 to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Note B — Accounting Changes

       The following is a brief discussion of pronouncements issued by the Financial Accounting Standards Board (“FASB”) that are pending adoption or have been recently adopted by Cullen/ Frost.

      On January 1, 2002, the Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which made significant changes to the accounting for goodwill, and intangible assets. See Note A for additional discussion on the accounting for goodwill and other intangible assets. The Statement required a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the first six months after adoption. The Corporation did not record an impairment loss as a result of this test.

      The following table presents a reconciliation or reported net income and earnings per share to the amounts adjusted for the exclusion, in 2000 and 2001, of goodwill amortization, net of tax:

	Year Ended December 31

(in thousands except for earnings per share amounts)	2002	2001	2000

Net income, as reported	$116,986	$80,916	$108,817
Goodwill amortization, net of tax		7,327	7,238

Adjusted net income	N/A	$88,243	$116,055
Earnings per common share
Basic — as reported	$2.29	$1.57	$2.09
Basic — adjusted	N/A	1.71	2.23
Diluted — as reported	2.23	1.52	2.03
Diluted — adjusted	N/A	1.65	2.16

      In October 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, as well as certain provisions of APB Opinion No. 30, related to reporting the disposal of segments of a business. The Statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. In addition, the Statement defines what disposals may be accounted for as discontinued operations and requires that future expected operating losses from discontinued operations be recorded in the period in which they are incurred and not estimated at the measurement date. This statement is effective for fiscal years beginning after December 15, 2001 and affected how the Corporation recorded and reported the discontinued components of FSI (See Note W on page 76) in the financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when management commits to an exit plan (as previously required under EITF No. 94-3). This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Based on current circumstances, management believes the application of the new rules will not have a material impact on the Corporation’s results of operations, financial position or liquidity.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9.” This Statement provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill and should be accounted for under SFAS No. 142 and thus the specialized accounting guidance in SFAS No. 72 no longer applies after September 30, 2002. SFAS No. 147 may impact how future acquisitions are accounted for by the Corporation.

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which provides guidance on the transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to the fair value method described in SFAS No. 123, if a company elects to do so. Cullen/ Frost has elected to continue to follow the intrinsic value method in accounting for stock options as provided in APB No. 25.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to guarantees. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Corporation as of December 31, 2002, and are incorporated into Note U “Commitments, Guarantees and Contingencies.” The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The most significant instruments impacted for the Corporation are standby letters of credit. The Corporation does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation provides new accounting guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operation of a VIE need to be included in a Corporation’s consolidated financial statements. A Corporation that holds variable interest in an entity will need to consolidate the entity if the Corporation’s interest in the VIE is such that the Corporation will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 became effective upon issuance. The Corporation does not expect the requirements of FIN 46 to have a material impact on results of operations, financial position, or liquidity.

Note C — Acquisitions

       The transactions listed below have been accounted for as purchase transactions with the total cash consideration funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Results of operations are included from the date of acquisition.

2002 Acquisition

Branch of JPMorgan Chase Bank — Harlingen

      On May 18, 2002, The Frost National Bank (“Frost Bank”) acquired the location and certain deposits of the Harlingen branch of JPMorgan Chase Bank. This purchase business combination, which was completed during the second quarter of 2002, allows the Corporation to expand its presence in the Rio Grande Valley.

      Frost Bank assumed approximately $20 million in deposits associated with its acquisition of the Harlingen branch, which became a Frost Bank financial center. This transaction did not have a material impact on Cullen/Frost’s 2002 results of operations.

2001 Acquisition

AIS Insurance Agency — Fort Worth

      On August 1, 2001, Frost Insurance Agency (“FIA”) completed its acquisition of AIS Insurance & Risk Management, an independent insurance agency based in Fort Worth, Texas. AIS offered a broad range of commercial insurance for small to mid-size businesses, including property and casualty, employee benefits (health, life and retirement plans), business succession planning and risk management services. This acquisition did not have a material impact on Cullen/ Frost’s 2001 results of operations.

2000 Acquisitions

Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits — Austin

      On July 1, 2000, FIA acquired Nieman Hanks Puryear Partners and Nieman Hanks Puryear Benefits (“Nieman Hanks”), an Austin, Texas-based independent insurance agency. Nieman Hanks offered property and casualty insurance, professional and umbrella liability insurance, homeowners and auto insurance, group health, life and disability policies and 401(k) retirement plans and executive planning. This acquisition did not have a material impact on Cullen/ Frost’s 2000 results of operations.

Wayland Hancock Insurance Agency, Inc. — Houston

      On April 1, 2000, FIA acquired Wayland Hancock Insurance Agency, Inc. (“Wayland Hancock”), a Houston, Texas-based independent insurance agency. Wayland Hancock offered a full range of property and casualty, life and health insurance products, as well as retirement and financial planning, to individuals and businesses. This acquisition did not have a material impact on Cullen/ Frost’s 2000 results of operations.

Note D — Cash and Due From Banks

       Frost Bank is required to maintain cash or non-interest bearing reserves with the Federal Reserve Bank that are equal to specified percentages of deposits. The average amounts of reserve and contractual balances were $80.2 million for 2002 and $73.0 million for 2001.

Note E — Securities

       A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	December 31, 2002				December 31, 2001

	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Securities Held to Maturity:
U.S. Government agencies and corporations	$33,556	$1,273	$2	$34,827	$48,491	$1,351	$6	$49,836
States and political subdivisions	2,454	156		2,610	2,615	173		2,788
Other	125			125	125			125

Total	$36,135	$1,429	$2	$37,562	$51,231	$1,524	$6	$52,749

Securities Available for Sale:
U.S. Treasury	$16,991	$12		$17,003	$14,302	$61	$1	$14,362
U.S. Government agencies and corporations*	2,090,705	75,970	$6	2,166,669	1,897,326	9,852	19,469	1,887,709
State and political subdivisions	191,944	7,205	110	199,039	175,694	1,524	2,743	174,475
Other	34,415			34,415	28,701			28,701

Total	$2,334,055	$83,187	$116	$2,417,126	$2,116,023	$11,437	$22,213	$2,105,247

*	Includes securities loaned under agreements to repurchase (dollar roll transactions) with a fair value of $395.7 million, in 2002. None in 2001.

     The amortized cost and estimated fair value of securities at December 31, 2002, are presented below by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2002

	Securities Held to Maturity		Securities Available for Sale

	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less			$59,606	$59,882
Due after one year through five years	$865	$880	248,939	257,357
Due after five years through ten years	1,714	1,855	110,340	114,565
Due after ten years			86,205	87,855

	2,579	2,735	505,090	519,659
Mortgage-backed securities and collateralized mortgage obligations	33,556	34,827	1,828,965	1,897,467

Total	$36,135	$37,562	$2,334,055	$2,417,126

      Proceeds from sales of securities available for sale during 2002 were $7.0 billion. During 2002, gross gains of $102 thousand and gross losses of $14 thousand were realized on those sales. Proceeds from sales of securities available for sale during 2001 were $5.5 billion with gross gains of $173 thousand and gross losses of $95 thousand realized on those sales. During 2000, gross gains of $487 thousand and gross losses of $483 thousand were realized on $3.0 billion in proceeds from these sales.

      The carrying value of securities pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes, as required or permitted by law, amounted to $1.4 billion at December 31, 2002, and $1.0 billion at December 31, 2001.

Note F — Loans and Allowance For Possible Loan Losses

       A summary of loans outstanding follows:

	December 31

(in thousands)	2002	2001

Commercial and industrial	$2,155,550	$1,985,447
Real estate:
Construction:
Commercial	315,340	373,431
Consumer	45,152	44,623
Land:
Commercial	158,271	128,782
Consumer	8,231	7,040
Commercial real estate mortgage	1,050,957	994,485
1-4 Family residential	179,077	244,897
Consumer real estate	276,429	278,849
Consumer non-real estate:
Indirect	25,262	65,217
Other	289,190	345,899
Other	23,295	54,943
Unearned discount	(7,841)	(5,005)

Total loans	$4,518,913	$4,518,608

      At December 31, 2002, the Corporation had approximately $43.4 million in student loans available for sale, compared to $102.9 million at December 31, 2001. These loans are carried on the Corporation’s books at the lower of cost or market on an aggregate basis. Student loans are included in the “Consumer non-real estate other” category in the table above.

      In the normal course of business, Cullen/ Frost’s subsidiary bank makes loans to directors and officers of both Cullen/ Frost and its subsidiaries. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons. Loans made to directors and executive officers of Cullen/ Frost and its significant subsidiaries, including loans made to their associates, amounted to $6.7 million and $15.4 million at December 31, 2002 and 2001, respectively. During 2002, additions to these loans amounted to $4.9 million, repayments totaled $12.0 million and other changes totaled $1.6 million. These other changes consisted primarily of changes in related-party status. Standby letters of credit extended to directors and executive officers of Cullen/ Frost and its significant subsidiaries and their associates amounted to $17 thousand and $127 thousand at December 31, 2002 and 2001, respectively.

      A summary of the changes in the allowance for possible loan losses follows:

	Year Ended December 31

(in thousands)	2002	2001	2000

Balance at the beginning of the year	$72,881	$63,265	$58,345
Provision for possible loan losses	22,546	40,031	14,103
Net charge-offs:
Losses charged to the allowance	(18,724)	(36,780)	(13,162)
Recoveries	5,881	6,365	3,979

Net charge-offs	(12,843)	(30,415)	(9,183)

Balance at the end of the year	$82,584	$72,881	$63,265

      A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that Cullen/ Frost will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled principal and interest payments. All impaired loans are included in non-performing assets. At December 31, 2002, the majority of the impaired loans were commercial loans and collectability was measured based on the fair value of the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Subsequent to classification as an impaired loan, there was no interest income recognized in 2000 through 2002 on these loans. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

      The average recorded investment in impaired loans was $30.5 million, $24.1 million, and $8.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. The following is a summary of loans considered to be impaired:

	December 31

(in thousands)	2002	2001

Impaired loans with no allocated allowance	$9,769	$11,655
Impaired loans with an allocated allowance	19,247	18,082

Total recorded investment in impaired loans	$29,016	$29,737

Allocated allowance	$9,275	$6,103

Note G — Non-Performing Assets

       A summary of non-performing assets follows:

	December 31

(in thousands)	2002	2001

Non-accrual loans	$34,861	$33,196
Foreclosed assets	8,047	4,234

	$42,908	$37,430

      Cullen/ Frost recognized interest income on non-accrual loans of approximately $495 thousand, $913 thousand and $565 thousand in 2002, 2001 and 2000, respectively. Had these loans performed according to their original contract terms, Cullen/ Frost would have recognized additional interest income of approximately $1.9 million in 2002, $2.4 million in 2001 and $1.9 million in 2000. Cullen/ Frost did not have any restructured loans for the years ended December 31, 2002 and 2001. Loans past due 90 days or more and still accruing interest at December 31, 2002 were $9.1 million compared to $13.6 million at December 31, 2001.

Note H — Premises and Equipment

       A summary of premises and equipment follows:

	December 31

	2002			2001

		Accumulated			Accumulated
		Depreciation	Net		Depreciation	Net
		and	Carrying		and	Carrying
(in thousands)	Cost	Amortization	Value	Cost	Amortization	Value

Land	$53,321		$53,321	$49,421		$49,421
Buildings	112,589	$36,811	75,778	84,790	$35,768	49,022
Furniture and equipment	112,781	90,717	22,064	123,436	97,746	25,690
Leasehold improvements	48,598	30,627	17,971	50,129	27,964	22,165
Construction in progress	793		793	2,573		2,573

Total premises and equipment	$328,082	$158,155	$169,927	$310,349	$161,478	$148,871

      Depreciation of premises and equipment of $14.1 million, $14.4 million, and $14.1 million was included in non-interest expense for the years ended December 31, 2002, 2001 and 2000, respectively.

Note I — Deposits

       A summary of deposits outstanding by category follows:

	December 31

(in thousands)	2002	2001

Demand deposits	$3,229,052	$2,669,829
Savings and Interest-on-Checking	1,030,227	1,063,923
Money market deposit accounts	1,925,924	1,804,796
Time accounts of $100,000 or more	612,183	672,242
Time accounts under $100,000	477,957	530,004
Public funds	352,800	357,213

Total deposits	$7,628,143	$7,098,007

      Deposits from non-United States sources, including Mexico, totaled $691 million and $712 million at December 31, 2002 and 2001, respectively. Deposits from directors and executive officers of Cullen/ Frost and its significant subsidiaries, including deposits from their associates, were less than one percent of total deposits at December 31, 2002.

      At December 31, 2002, Cullen/ Frost’s aggregate amount of maturities of public and private time accounts are as follows:

(in thousands)	Maturities

2003	$1,350,765
2004	91,200
2005	636
2006	28
2007	173
Subsequent to 2007	138

Total	$1,442,940

Note J — Borrowed Funds

       Cullen/ Frost has available a $25 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2002.

      Advances from the Federal Home Loan Bank (“FHLB”) totaled $17.6 million and $27.6 million at December 31, 2002 and 2001, respectively. These advances, which are included in other liabilities, fall under provisions of a credit facility designed to enable Frost Bank to fund long-term loans. The advances mature between January 2003 and July 2018, bear interest at the FHLB’s floating rate (which averaged 3.35 percent at December 31, 2002), and are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by Frost Bank, and any funds on deposit with the FHLB.

      Maturities for the FHLB advances are as follows:

FHLB
Repayment
(in thousands)	Obligations

2003	$4,578
2004	11,714
2005	295
2006	292
2007	260
Subsequent to 2007	418

Total	$17,557

      The following table represents balances as they relate to securities sold under repurchase agreements and does not include $393.2 million for securities loaned under “Dollar Roll” agreements:

	December 31

(in thousands)	2002	2001

Balance at year end	$369,009	$282,134
Fair value of underlying securities at year end	434,996	328,435
Maximum month-end balance	373,873	286,658
Average daily balance for the year	329,665	265,814

      Frost Bank issued $150 million of its 6 7/8 percent Subordinated Bank Notes (the “Bank Notes”) due 2011, during August of 2001. The Bank Notes pay interest semiannually and are not redeemable prior to maturity. The Bank Notes qualify as Tier 2 capital for both Frost Bank and the Corporation and are reported as debt on the balance sheet, net of deferred issuance costs. The Bank Notes were offered only to accredited investors in denominations of $250 thousand or more under the Office of the Comptroller of the Currency’s abbreviated registration procedures set forth in Section 16.6 of 12 C.F.R. Part 16. Frost Bank used the proceeds from the sale of these Bank Notes for general corporate purposes.

      Cullen/ Frost Capital Trust I, a Delaware statutory business trust (the “Issuer Trust”) and wholly owned subsidiary of the Corporation, issued $100 million of its 8.42 percent Capital Securities, Series A (the “Capital Securities”), on February 6, 1997. These securities, which represent beneficial interests in the Issuer Trust, were issued in an offering exempt from registration under the Securities Act of 1933 pursuant to Rule 144A. The Capital Securities will mature on February 1, 2027, and are redeemable in whole or in part at the option of the Corporation at any time after February 1, 2007, with the approval of the Federal Reserve and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Issuer Trust used the proceeds of the offering of the Capital Securities to purchase Junior Subordinated Debentures of the Corporation which constitute its only assets and which have terms substantially similar to the Capital Securities. Payments of distributions on the Capital Securities and payments on liquidation or redemption of the Capital Securities are guaranteed by the Corporation on a limited basis pursuant to a Guarantee. The Corporation also entered into an Agreement as to Expenses and Liabilities with the Issuer Trust pursuant to which it agreed on a subordinated basis to pay any costs, expenses or liabilities of the Issuer Trust other than those arising under the Capital Securities. The obligations of the Corporation under the Junior Subordinated Debentures, the related Indenture, the Trust Agreement establishing the Issuer Trust, the Guarantee and the Agreement as to Expenses and Liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Issuer Trust’s obligations under the Capital Securities.

      The Corporation used the majority of the proceeds from the sale of the Junior Subordinated Debentures for acquisitions and the repurchase of the Corporation’s common stock. The Capital Securities are included in the Tier 1 capital of the Corporation for regulatory capital purposes and are reported as debt on the balance sheet, net of deferred issuance costs. The Corporation records distributions payable on the Capital Securities as interest expense. The Corporation has the right to defer payments of interest on the Junior Subordinated Debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period. Under the terms of the Junior Subordinated Debentures, in the event that under certain circumstances there is an event of default under the Junior Subordinated Debentures or the Corporation has elected to defer interest on the Junior Subordinated Debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

      On March 13, 1997, the Corporation and the Issuer Trust filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register under the Securities Act of 1933 the exchange of up to $100 million aggregate Liquidation Amount of “new” 8.42 percent Capital Securities, Series A for the then-outstanding Capital Securities. On April 25, 1997, the Corporation exchanged all of the outstanding Capital Securities for registered Capital Securities. The “new” Capital Securities have the same terms as the “old” Capital Securities. This exchange enhanced the transferability of the Capital Securities and had no impact on redemption of the Capital Securities, the Junior Subordinated Debentures issued by the Company, the Company’s Guarantee of the Capital Securities, or other matters described above.

Note K — Common Stock and Earnings Per Share

       A reconciliation of earnings per share for 2002, 2001 and 2000 follows:

	December 31

(in thousands, except per share amounts)	2002	2001	2000

Numerators for both basic and diluted earnings per share:
Income from continuing operations	$122,233	$80,106	$111,266

Net income	$116,986	$80,916	$108,817

Denominators:
Denominators for basic earnings per share, adjusted average outstanding common shares	51,001	51,530	52,123
Dilutive effect of stock compensation	1,422	1,818	1,534

Denominator for diluted earnings per share	52,423	53,348	53,657

Basic earnings per share:
Income from continuing operations	$2.40	$1.55	$2.13
Loss from discontinued operations, net of tax (Note W)	(.11)	(.04)	(.04)
Cumulative effect of change in accounting for derivatives, net of tax		.06

Net income	$2.29	$1.57	$2.09

Diluted earnings per share:
Income from continuing operations	$2.33	$1.50	$2.07
Loss from discontinued operations, net of tax (Note W)	(.10)	(.04)	(.04)
Cumulative effect of change in accounting for derivatives, net of tax		.06

Net income	$2.23	$1.52	$2.03

Note L — Dividends

       In the ordinary course of business, Cullen/ Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. The amount of dividends Frost Bank may declare is subject to regulations. Without prior regulatory approval, and without adversely affecting its “well capitalized” status, Frost Bank had approximately $144.2 million available for the payment of dividends to Cullen/ Frost at December 31, 2002.

Note M — Capital

       At December 31, 2002 and 2001, Frost Bank was considered “well capitalized” as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, the highest regulatory rating, and Cullen/ Frost’s capital ratios were in excess of “well capitalized” levels. A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to regulatory actions such as an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Cullen/ Frost and Frost Bank currently exceed all minimum capital requirements. Management is not aware of any conditions or events that would have changed the Corporation’s regulatory capital rating since December 31, 2002.

      The table below reflects various measures of regulatory capital at year-end 2002 and 2001 for Cullen/ Frost.

	December 31, 2002		December 31, 2001

(dollars in thousands)	Amount	Ratio	Amount	Ratio

Risk-Based
Tier 1 Capital	$634,733	10.46%	$583,273	10.14%
Well capitalized requirement	363,992	6.00	345,049	6.00
Total Capital	859,486	14.17	803,872	13.98
Well capitalized requirement	606,654	10.00	575,081	10.00
Risk-adjusted assets, net of goodwill	6,066,540		5,750,813
Leverage ratio		7.26		7.21
Well capitalized requirement		5.00		5.00
Average equity as a percentage of average assets		7.80		7.84

      Cullen/ Frost’s Tier 1 Capital consists of shareholders’ equity excluding unrealized gains and losses related to securities available for sale plus the Capital Securities discussed in Note J, less intangible assets. Total Capital is comprised of Tier 1 capital plus the Bank Notes, discussed in Note J, and the permissible portion of the allowance for possible loan losses.

      The Tier 1 and Total Capital ratios are calculated by dividing the respective capital amounts by the risk-adjusted assets. Risk-adjusted assets are calculated based on regulatory requirements and include total assets and certain off-balance sheet items (primarily loan commitments), less intangible assets. The leverage ratio is calculated by dividing Tier 1 Capital by average total assets (excluding intangible assets) for the period.

      Cullen/ Frost is subject to the regulatory capital requirements administered by the Federal Reserve Board. Regulatory authorities can initiate certain mandatory actions if the Corporation fails to meet the minimum requirements, which could have a direct material effect on the Corporation’s financial statements.

Note N — Leases and Rental Agreements

       Rental expense for all leases amounted to $14.6 million, $15.7 million and $15.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Frost Bank purchased both its twenty-one story office tower and the adjacent parking garage facility in the second quarter of 2002. The combined purchase prices of the office tower and adjacent parking garage amounted to approximately $41 million. These transactions had the effect of decreasing lease expense in 2002 compared to 2001. Both structures had been the subject of sale and leaseback agreements with options allowing for occupancy up to 50 years and for purchase of the related assets under specific terms.

      A summary of the total future minimum rental commitments due under non-cancelable equipment leases and long-term agreements on premises at December 31, 2002, follows:

Total
(in thousands)	Commitments

2003	$12,834
2004	10,835
2005	9,464
2006	8,103
2007	6,331
Subsequent to 2007	16,823

$64,390

      It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2002, were $2.1 million.

Note O — Employee Benefit Plans

Retirement Plans —

      Deferred Profit Sharing Plan — On January 1, 2002, the Corporation adopted a deferred profit-sharing plan which replaced its defined benefit plan. The profit-sharing plan, which is a contributory retirement plan, allows for discretionary annual contributions by the Corporation. Contributions will be made to individual eligible employee accounts based upon the Corporation’s fiscal year profitability. Employee assets will be self-directed into a menu of investment options. The assets will be subject to vesting requirements and withdrawal restrictions. The Company recorded expense of $7.7 million related to this plan during 2002.

      Defined Benefit Plan — Cullen/ Frost has a non-contributory defined benefit plan that was frozen as of December 31, 2001, which covers substantially all employees who had completed at least one year of service and had attained the age of 21 by December 31, 2001. Defined benefits are provided based on an employee’s final average compensation and years of service at the time the plan was frozen and age at retirement. The freezing of the plan provides that future salary increases will not be considered. Cullen/ Frost’s funding policy is to contribute quarterly an amount necessary to satisfy the Employee Retirement Income Security Act (“ERISA”) funding standards. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” $6.3 million in expenses, which were previously being amortized over the service years, were recognized as restructuring charges (see Note X “Restructuring Charges,” page 77) during 2001 as a result of the curtailment of this plan. In the ordinary course of business, Frost Bank acts as agent for the Defined Benefit Plan in securities lending transactions in which the plan lends certain of its securities to third parties.

      Restoration Plan — Cullen/ Frost’s Restoration of Retirement Income Plan (providing benefits in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended) for eligible employees is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2001, is supported by Cullen/ Frost contributions. The Corporation recognized $335 thousand as restructuring charges (see Note X “Restructuring Charges,” page 77) during 2001 as a result of the curtailment of this plan.

      During the fourth quarter of 2001, Cullen/ Frost offered a voluntary early retirement program (“ERW”) to employees with eligibility determined by age plus years of service. Of the 280 eligible employees, 131, or four percent of the staff, chose to accept this offer. As a result of the ERW, the Corporation recognized $6.0 million in special termination benefit costs related to the Defined Benefit Plan. The ERW also resulted in the creation of a post-retirement medical liability of $1.4 million as of December 31, 2001. Both of these costs were part of the restructuring charges (See Note X “Restructuring Charges,” page 77).

      The following table summarizes benefit obligation and plan asset activity for the Defined Benefit and Restoration plans:

(in thousands)	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$87,473	$80,990
Service cost		5,437
Interest cost	6,166	6,009
Special terminations benefit (ERW impact)		6,034
Curtailment		(17,638)
Actuarial loss	9,122	9,349
Benefits paid	(3,663)	(2,708)

Benefit obligation at end of year	99,098	87,473
Change in plan assets:
Fair value of plan assets at beginning of year	56,355	52,320
Actual return on plan assets	(7,960)	(750)
Employer contributions	12,603	7,493
Benefits paid	(3,663)	(2,708)

Fair value of plan assets at end of year	57,336	56,355

Funded status of the plan	41,762	31,118
Unrecognized net actuarial loss	(32,997)	(10,771)

Accrued benefit cost	$8,765	$20,347

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$41,762	$31,118
Accumulated other comprehensive income	(32,997)	(10,771)

Net amount recognized	$8,765	$20,347

Weighted-average assumptions as of December 31
Discount rate	6.75%	7.25%
Expected return on plan assets	8.75	9.00
Expected rate of compensation increase	N/A	N/A

      Net pension cost included the following components:

(in thousands)	2002	2001	2000

Service cost for benefits earned during the year		$5,437	$3,884
Expected return on plan assets, net of expenses	$(5,436)	(4,965)	(4,608)
Interest cost on projected benefit obligation	6,166	6,009	4,788
Net amortization and deferral	292	1,545	946

Net pension cost	$1,022	$8,026	$5,010
Prior service cost (curtailment expense)		6,595
Special termination benefit (ERW expense)		6,034

Total pension cost	$1,022	$20,655	$5,010

The prior service cost and special termination benefit were recorded as part of the fourth quarter 2001 restructuring charges. (See Note X “Restructuring Charges” on page 77.)

     Cullen/ Frost has a supplemental executive retirement plan (“SERP”) for one active key executive. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage is 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP are reduced, dollar-for-dollar, by benefits received under the Deferred Profit Sharing, Defined Benefit and Restoration Plans, described above, and any social security benefits.

Savings Plans —

      Cullen/ Frost maintains a 401(k) stock purchase plan (the “401(k) Plan”). The 401(k) Plan permits each participant to make before- or after-tax contributions up to 20 percent of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Cullen/ Frost matches 100 percent of the employee’s contributions to the 401(k) Plan based on the amount of each participant’s contributions up to a maximum of six percent of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Cullen/ Frost’s gross expenses related to the 401(k) Plan were $5.4 million, $5.9 million and $5.5 million for 2002, 2001 and 2000, respectively. The Corporation’s matching contribution is initially invested in Cullen/ Frost stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

      The 1991 Thrift Incentive Stock Purchase Plan (“1991 Stock Purchase Plan”) was adopted to offer certain employees whose participation in the 401(k) Plan is limited an alternative means of receiving comparable benefits. Cullen/ Frost’s expenses related to the 1991 Stock Purchase Plan were $55 thousand, $118 thousand and $105 thousand for 2002, 2001 and 2000, respectively.

Executive Stock Plans —

      Cullen/ Frost has two active executive stock plans and one outside director stock plan: the 1992 Stock Plan, the 2001 Stock Plan and the 1997 Director Stock Plan (“1997 Director Plan”). The 2001 Stock Plan has remaining an aggregate of 2,453,048 shares of common stock authorized for award. The 2001 Stock Plan has replaced all other previously approved executive stock plans.

      The 2001 Stock Plan allows Cullen/ Frost to grant restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, or any combination thereof to certain key employees of the Corporation. When the shareholders approved the 2001 Stock Plan, all remaining shares authorized for grant under the superceded 1992 Cullen/ Frost Stock Plan were transferred to the new plan.

      The 1997 Director Plan allows Cullen/ Frost to grant nonqualified stock options to outside directors. The options may be awarded in such number, and upon such terms, and at any time and from time to time as determined by the Compensation and Benefits Committee (“Committee”) of Cullen/ Frost’s Board of Directors.

      Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon a change-in-control of Cullen/ Frost, as defined in the Plans, all outstanding options immediately vest.

      The following table summarizes option transactions in each of the last three years for plans active as of December 31, 2002. During 2001, the 1983 Nonqualified Stock Option Plan and the 1988 Nonqualified Stock Option Plan expired. Stock option exercises under the 1988 Plan were 161,852 and 19,072 for 2001 and 2000, respectively. Under the 1983 Plan, stock option exercises were 2,860 and 17,412 for 2001 and 2000, respectively.

	1992 Plan			2001 Plan

	Shares		Weighted	Shares		Weighted
	Available	Options	Average	Available	Options	Average
	for Grant	Outstanding	Price	for Grant	Outstanding	Price

Balance Dec. 31, 1999	3,092,420	4,461,804	$19.37
Granted	(1,467,000)	1,467,000	33.24
Exercised		(205,608)	12.12
Canceled	25,400	(25,400)	25.09

Balance Dec. 31, 2000	1,650,820	5,697,796	23.18
Authorized				2,750,000
Transferred	(1,650,820)			1,650,820
Granted	(5,250)	5,250	33.26	(1,617,300)	1,617,300	$24.13
Exercised		(204,234)	16.91
Canceled	130,400	(130,400)	26.98	8,200	(8,200)	24.12

Balance Dec. 31, 2001	N/A	5,368,412	23.34	2,791,720	1,609,100	24.13
Granted				(614,400)	614,400	33.31
Exercised		(671,832)	15.61		(2,000)	24.12
Canceled				17,500	(17,500)	24.12
Transferred		(269,400)		269,400

Balance Dec. 31, 2002	N/A	4,427,180	$24.35	2,464,220	2,204,000	$26.69

At Dec. 31, 2002
Per Share Price Range	$6.37-$ 9.07 A			$24.12-$27.78 E
	11.44- 15.13 B			33.30- 37.27 F
	22.44- 30.31 C
	32.00- 37.06 D
Weighted-Average Remaining Contractual Life:	1.6 Years A			4.8 Years E
	3.5 Years B			5.8 Years F
	3.9 Years C
	3.8 Years D

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1997 Plan

	Shares		Weighted
	Available	Options	Average
	for Grant	Outstanding	Price

Balance Dec. 31, 1999	116,000	184,000	$25.93
Granted	(72,000)	72,000	30.56
Exercised		(2,000)	22.56
Canceled

Balance Dec. 31, 2000	44,000	254,000	27.27
Authorized	250,000
Transferred
Granted	(68,000)	68,000	36.25
Exercised
Canceled

Balance Dec. 31, 2001	226,000	322,000	29.16
Granted	(64,000)	64,000	38.41
Exercised		(11,000)	25.29
Canceled
Transferred

Balance Dec. 31, 2002	162,000	375,000	$30.86

At Dec. 31, 2002
Per Share Price Range	$22.56-$30.56 G
	36.25- 38.41 H
Weighted-Average Remaining Contractual Life:	6.4 Years G
	9.1 Years H

A	Includes 376,630 options which are all exercisable with a weighted-average exercise price of $9.02.
B	Includes 707,300 options which are all exercisable with a weighted-average exercise price of $14.03.
C	Includes 1,949,000 options with a weighted-average exercise price of $24.65 of which 1,936,000 are exercisable.
D	Includes 1,394,250 options with a weighted-average exercise price of $33.32 of which 91,500 are exercisable.
E	Includes 1,588,600 options with a weighted-average exercise price of $24.12 of which 91,000 are exercisable.
F	Includes 615,400 options of which none are exercisable with a weighted-average exercise price of $33.32.
G	Includes 243,000 options which are all exercisable with a weighted-average exercise price of $27.36.
H	Includes 132,000 options which are all exercisable with a weighted-average exercise price of $37.30.

     There were 3,577,430, 3,090,262 and 2,064,908 options exercisable at December 31, 2002, 2001, and 2000, with a weighted-average exercise price of $21.76, $19.00, and $13.66, respectively. Options awarded during 2001 and 2002 under the 1997 Directors Plan have a six-year life with immediate vesting. Options awarded prior to 2001 under the 1997 Directors Plan have a ten-year life with immediate vesting. All other options awarded in 1999 through 2002 have a six-year life with a three-year-cliff vesting period. Options awarded in 1998 have a ten-year life with a three-year-cliff vesting period. In general, options awarded prior to 1998 had a ten-year life with a five-year vesting period. These plans, which were approved by shareholders, were established to enable Cullen/ Frost to retain and motivate key employees. A committee of non-participating directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract. Cullen/ Frost has common stock reserved for future issuance upon the grant and exercise of options of 9,632,400 shares.

      The following table discloses the total shares which may be issued under all stock option plans.

(c)Number of Securities
	(a)	(b)Weighted	Remaining Available for
	Number of Securities	Average Exercise	Future Issuance Under
	to be Issued upon	Price of	Equity Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
Equity Compensation Plan Information	Outstanding Options	Options	Reflected in Column (a))

Equity compensation plans approved by security holders	7,002,180	$25.43	2,358,820
Equity compensation plans not approved by security holders	None	N/A	None

Totals at December 31, 2002	7,002,180	$25.43	2,358,820

      In accounting for the impact of issuing stock options, Cullen/ Frost applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and Related Interpretation as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires disclosure of pro forma net income and earnings per share information assuming that stock options granted in 2000, 2001 and 2002 have been accounted for in accordance with the fair value method described in SFAS No. 123. Cullen/ Frost’s pro forma information as if compensation expense had been recognized in accordance with the fair value requirements SFAS No. 123 is disclosed in Note A’s “Stock Options” section on page 52.

      Restricted shares are generally awarded under a three- to four-year cliff vesting period. The market value of restricted shares at the date of grant is expensed ratably over the vesting period. The following table summarizes restricted stock transactions in each of the last three years.

	1992 Plan			2001 Plan

		Weighted	Deferred		Weighted	Deferred
	Shares	Average	Compensation	Shares	Average	Compensation
	Granted	Price	Expense*	Granted	Price	Expense*

2000	62,940	$28.35	$1,782,559	—	—	—
2001	10,131	34.55	1,473,805	81,589	$35.00	$378,773
2002	—	—	890,095	97,545	32.05	3,869,982

*	Reflects the deferred compensation expense recorded in each year, which is spread over the vesting period of outstanding restricted stock. Total deferred compensation expense on all restricted stock during 2002 was $4.8 million. Approximately $3.0 million represents the accelerated vesting for employees terminated upon the closing of Frost Securities Inc.’s capital markets division in July 2002.

     Cullen/ Frost has change-in-control agreements with 26 of its executives. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, two to three times (depending on the person) his or her base compensation plus target bonus established for the year, and any unpaid base salary and pro rata target bonus for the year in which the termination occurs, including vacation pay. Additionally, the executive’s insurance benefits will continue for two to three full years after the termination and all long-term incentive awards immediately vest. The Corporation has no material liability for post-retirement or post-employment benefits other than pensions.

Note P — Income Taxes

       The following is an analysis of the Corporation’s income taxes included in the consolidated statements of operations for the years ended December 31, 2002, 2001, and 2000:

(in thousands)	2002	2001	2000

Current income tax expense	$65,638	$47,254	$60,531
Deferred income tax benefit	(7,817)	(7,505)	(1,785)

Income tax expense from continuing operations as reported	$57,821	$39,749	$58,746

Current income tax benefit related to discontinued operations	$(2,825)	$(1,184)	$(1,318)
Current income tax expense related to the cumulative effect of change in accounting for derivatives	-	$1,620	-

      The following is a reconciliation of the difference between income tax expense as reported and the amount computed by applying the statutory income tax rate to income before income taxes:

	Year Ended December 31

(in thousands)	2002	2001	2000

Income from continuing operations before income taxes and cumulative effect of accounting change	$180,054	$119,855	$170,012
Statutory rate	35%	35%	35%

Income tax expense at the statutory rate	63,019	41,949	59,504
Effect of tax-exempt interest	(3,232)	(3,080)	(2,920)
Bank owned life insurance income	(1,739)	(1,200)	-
Amortization of non-deductible goodwill	-	2,112	2,126
Other	(227)	(32)	36

Income tax expense as reported	$57,821	$39,749	$58,746

Tax expense related to securities transactions	$(31)	$(27)	$(1)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002, and 2001 are presented in the following table:

(in thousands)	2002	2001

Deferred tax assets:
Allowance for possible loan losses	$28,904	$25,508
Building modification reserve	1,592	1,592
Gain on sale of assets	3,280	1,050
Unrealized loss on securities available for sale	-	3,771
Additional minimum pension liability	11,549	3,770
Retirement plan	1,813	4,169
Reserve for medical insurance	1,301	-
Bank premises and equipment	1,292	-
Other	1,588	1,196

Total gross deferred tax assets	51,319	41,056
Deferred tax liabilities:
Prepaid expenses	(574)	(656)
Intangible assets	(1,516)	(2,736)
Leases	(843)	(1,715)
Federal Home Loan Bank stock dividends	(1,651)	(1,437)
Unrealized gain on securities available for sale	(29,075)	-
Bank premises and equipment	-	(94)
Other	(1,346)	(854)

Total gross deferred tax liabilities	(35,005)	(7,492)

Net deferred tax asset	$16,314	$33,564

      At December 31, 2002 and 2001, no valuation allowance for deferred tax assets was necessary because they were supported by recoverable taxes paid in prior years.

Note Q — Non-Interest Expense

       Significant components of other non-interest expense for the years ended December 31, 2002, 2001, and 2000 are presented below:

	Year Ended December 31

(in thousands)	2002	2001	2000

Outside computer service	$9,944	$9,670	$9,676
Other professional expenses	5,533	6,118	7,079
Stationery, printing and supplies	5,629	6,109	6,007
Armored motor service	4,612	4,751	4,821
Postage and express	3,924	4,094	3,936
Other	50,096	47,430	45,313

Total	$79,738	$78,172	$76,832

      Included in Other expense in the above table are advertising expenses of $3.8 million, $4.0 million, and $3.3 million for 2002, 2001 and 2000, respectively.

Note R — Cash Flow Data

       For purposes of reporting cash flow, cash and cash equivalents include the following:

	December 31

(in thousands)	2002	2001	2000

Cash in vault and other cash items	$1,104,810	$845,250	$664,329
Due from banks	226,326	149,372	156,130
Time deposits	8,661	6,530	3,574
Federal funds sold and securities purchased under resale agreements	724,150	129,550	215,050

Total	$2,063,947	$1,130,702	$1,039,083

      Generally, Federal funds are sold for one-day periods and securities purchased under resale agreements are held for less than thirty-five days.

      Supplemental cash flow information is as follows:

	Year Ended December 31

(in thousands)	2002	2001	2000

Cash paid:
Interest	$76,041	$147,192	$184,864
Income taxes	49,943	49,621	54,165
Non-cash items:
Loans originated to facilitate the sale of foreclosed assets			413
Loan foreclosures	562	2,416	440

Note S — Fair Values of Financial Instruments

       Fair Values of Financial Instruments — SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. This disclosure does not, and is not intended to, represent the fair value of Cullen/ Frost.

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

      Interest rate swaps/floor asset/liability: The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the commercial loan/lease interest rate swaps and caps.

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

      Loan commitments, standby and commercial letters of credit: Cullen/ Frost’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the amounts committed approximate fair value.

      Guaranteed preferred beneficial interest in junior subordinated deferrable interest debentures: The fair value of the Trust Preferred Capital Securities is estimated based on the quoted market prices of the instruments.

      Subordinated notes payable: The fair value of the Subordinated Bank Notes is estimated based on the quoted market prices of the instruments.

      The estimated fair values of Cullen/ Frost’s financial instruments are as follows:

	December 31

	2002		2001

	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$2,063,947	$2,063,947	$1,130,702	$1,130,702
Securities	2,458,256	2,459,683	2,156,596	2,158,114
Loans	4,518,913	4,564,027	4,518,608	4,556,505
Allowance for loan losses	(82,584)		(72,881)

Net loans	4,436,329	4,564,027	4,445,727	4,556,505
Interest rate swap on subordinated note payable	13,149	13,149	2,080	2,080

Financial liabilities:
Deposits	7,628,143	7,629,897	7,098,007	7,101,531
Short-term borrowings	828,775	828,775	332,993	332,993
Guaranteed preferred beneficial interest in junior subordinated deferrable interest debentures, net	98,678	106,363	98,623	92,253
Subordinated note payable	148,838	166,488	148,702	147,153
Interest rate swap on loans	2,339	2,339	4,281	4,281

Note T — Derivative Financial Instruments

       Cullen/ Frost uses interest rate swaps, caps and floors to hedge its interest rate risk. The Corporation had 13 fair value type commercial loan/lease interest rate swaps with a notional amount of $25.3 million at December 31, 2002, and 43 fair value type commercial loan/lease interest rate swaps with a notional amount of $119 million at December 31, 2001. The Corporation had one fair value type interest rate cap with a notional amount of $5 million at December 31, 2002. In 2002 and 2001, each interest rate swap and cap was a hedge against a specific commercial fixed-rate loan/lease, with remaining lives ranging from approximately one month to ten years. For 2002 and 2001, the scheduled reductions of the interest rate swaps’ notional amount generally matched the expected amortization of the underlying loan/lease.

      In 2002, the Corporation’s derivative financial instruments used in hedging activities were all designated as fair value type hedges and, as such, were required to meet specific criteria. For fair value type hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense and the combined net change was immaterial in 2002. Actual cash receipts and or payments and related accruals on derivatives related to fair value type hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item.

      Also in 2002, 39 interest rate swaps were terminated. The fair value adjustment of the hedged items, when terminated, was $3.1 million and is being amortized over the remaining life of the associated hedged items. When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value. When a fair-value type hedge is terminated, previous adjustments to the carrying value of the hedge is reversed with an offsetting settlement with the hedged counterparty. The carrying value of the hedged item is amortized as a yield adjustment over its remaining life.

      In 2001, Cullen/ Frost entered into a fair-value type interest rate swap agreement related to the $150 million fixed-rate subordinated debt issued in 2001. The swap agreement has an effective notional amount of $150 million with a remaining period of four years.

      In 2000, the Corporation entered into an interest rate floor three-year agreement with a notional amount totaling $1 billion. The interest rate floor was a hedge of interest rate exposure associated with commercial loan accounts in an environment of falling rates. The floor agreement was sold during the first quarter of 2001. Under SFAS No. 133 adopted on January 1, 2001, the interest rate floor did not qualify for hedge accounting treatment, and in management’s opinion would have introduced excessive volatility into earnings. The Corporation recognized a gain of $5.7 million related to the sale of the floor agreement. Of the total gain $1.1 million was included in other non-interest income, with the remainder included, net of tax, as a $3.0 million cumulative effect of adopting SFAS No. 133.

      Interest rate swap and floor contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. Each counterparty to a swap transaction is approved by Cullen/ Frost’s Asset/ Liability Management Committee and has a credit rating that is investment grade. The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material in 2002 or 2001.

      Cullen/Frost’s credit exposure on interest rate swaps is limited to Cullen/Frost’s net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. At December 31, 2002, the Corporation’s credit exposure relating to interest rate swaps was $735 thousand. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values. Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 2002, 2001 and 2000, is summarized as follows:

	Amortizing	Non-Amortizing	Interest
	Interest Rate	Interest Rate	Rate	Total
(in millions)	Swaps	Swap	Floor/Cap	Derivatives

Balance, January 1, 2000	$259			$259
Additions	24		$1,000	1,024
Amortization and maturities	(72)			(72)

Balance, December 31, 2000	211		1,000	1,211
Additions	33	$150		183
Amortization and maturities	(120)			(120)
Terminations	(5)		(1,000)	(1,005)

Balance, December 31, 2001	119	150		269
Additions	29		5	34
Amortization and maturities	(29)			(29)
Terminations	(94)			(94)

Balance, December 31, 2002	$25	$150	$5	$180

      The following table summarizes the weighted average receive and pay rates for the interest rate swaps at December 31, 2002.

		Weighted Average

		Interest	Interest
	December 31, 2002	Rate	Rate
(in millions)	Notional Amount	Received	Paid

Interest Rate Swaps:
Subordinated debt	$150	6.88%	3.51%
Loans/leases	25	1.45	5.45
Combined	175	6.09	3.79

      The fair value and any related carrying amounts of the interest rate swaps can be found in Note S “Fair Values of Financial Instruments” on page 71.

Note U — Commitments, Guarantees and Contingencies

       In the normal course of business, in order to meet the financial needs of its customers, Cullen/Frost is a party to financial instruments with off-balance sheet risk. These include commitments to extend credit and standby letters of credit which commit the Corporation to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation’s normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

      The following table summarizes the contractual or notional amount of Cullen/ Frost’s commitments to extend credit and standby letters of credit as of December 31, 2002.

	December 31

Contract or Notional Amount (in thousands)	2002	2001

Standby letters of credit	$159,327	$134,636
Loan commitments	2,088,042	2,066,979

      The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2002, the guarantees totaled $12.1 million, of which $7.2 million is fully collateralized.

      On behalf of its customers, the Corporation lends customer securities to creditworthy brokers. Cullen/ Frost indemnifies its customers for the fair market value of those securities against a failure by the borrower to return such securities. Collateral received in securities lending transactions are held as agent and, as such, in accordance with generally accepted accounting principles are not assets of the Corporation. Cullen/ Frost requires borrowers to provide liquid collateral greater than or equal to 100 percent of the fair market value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements were $1.48 billion and represent the fair market value of securities lent to brokers at December 31, 2002. At December 31, 2002, Cullen/ Frost held assets with a market value of $1.51 billion as collateral for these agreements.

      Certain subsidiaries of Cullen/ Frost are defendants in various matters of litigation which have arisen in the normal course of conducting a commercial banking business. In the opinion of management, the disposition of such pending litigation will not have a material effect on Cullen/ Frost’s consolidated financial position.

Note V — Operating Segments

       The Corporation has two reportable operating segments: Banking and the Financial Management Group. These business units were identified through the products and services that are offered within each unit. Banking includes both commercial and consumer banking services, FIA and the continuing portion of Frost Securities, Inc. (See Note W-Discontinued Operations on page 76). Commercial banking services are provided to corporations and other business clients, and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. The Financial Management Group includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. Prior period amounts have been reclassified to conform to the current year’s presentation.

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

      The following table summarizes financial results by operating segment:

		Financial
		Management		Discontinued	Restructuring	Consolidated
(in thousands)	Banking	Group	Non-Banks	Operations	Charges	Total

2002
Net interest income (expense)	$317,739	$4,713	$(8,419)			$314,033
Provision for loan losses	22,545	1				22,546
Non-interest income	140,707	59,232	770			200,709
Non-interest expense:
Depreciation expense	19,510	443	36			19,989
Intangible amortization	6,853	230				7,083
Other	229,963	46,989	8,118			285,070

Total non-interest expense	256,326	47,662	8,154			312,142

Earnings (loss) from continuing operations, before income taxes	179,575	16,282	(15,803)			180,054
Income tax expense (credit)	59,025	5,124	(6,328)			57,821

Earnings (loss) from continuing operations	120,550	11,158	(9,475)			122,233
Loss on discontinued operations, net of tax				$(5,247)		(5,247)

Net income (loss)	$120,550	$11,158	$(9,475)	$(5,247)		$116,986

Average assets (in millions)	$8,308	$43 *	N/M			$8,347

2001
Net interest income (expense)	$317,477	$7,010	$(8,401)			$316,086
Provision for loan losses	40,033	(2)				40,031
Non-interest income	124,485	59,091	(119)			183,457
Non-interest expense:
Depreciation expense	19,998	389	16			20,403
Intangible amortization	14,191	538	398			15,127
Other	233,555	47,710	2,997		$19,865	304,127

Total non-interest expense	267,744	48,637	3,411		$19,865	339,657

Earnings (loss) before income taxes	134,185	17,466	(11,931)		(19,865)	119,855
Income tax expense (credit)	47,006	6,113	(6,417)		(6,953)	39,749

Earnings (loss) from continuing operations, excluding cumulative effect of accounting change	87,179	11,353	(5,514)		(12,912)	80,106
Loss on discontinued operations, net of tax				$(2,200)		(2,200)
Cumulative effect adjustment —
SFAS No. 133, net of tax	3,010					3,010

Net income (loss)	$90,189	$11,353	$(5,514)	$(2,200)	$(12,912)	$80,916

Average assets (in millions)	$7,778	$40 *	N/M			$7,837

		Financial
		Management		Discontinued	Restructuring	Consolidated
(in thousands)	Banking	Group	Non-Banks	Operations	Charges	Total

2000
Net interest income (expense)	$321,170	$9,737	$(8,335)			$322,572
Provision for loan losses	14,107	(4)				14,103
Non-interest income	107,230	58,131	(6)			165,355
Non-interest expense:
Depreciation expense	17,991	405	16			18,412
Intangible amortization	14,659	567	399			15,625
Other	220,502	42,034	7,239			269,775

Total non-interest expense	253,152	43,006	7,654			303,812

Earnings (loss) before income taxes	161,141	24,866	(15,995)			170,012
Income tax expense (credit)	56,429	8,702	(6,385)			58,746

Earnings (loss) from continuing operations	104,712	16,164	(9,610)			111,266
Loss on discontinued operations, net of tax				$(2,449)		(2,449)

Net income (loss)	$104,712	$16,164	$(9,610)	$(2,449)		$108,817

Average assets (in millions)	$7,116	$33 *	N/M			$7,150

*	Excludes off balance sheet managed and custody assets with total market value of $12.6 billion, $13.3 billion, and $12.9 billion at year-end 2002, 2001 and 2000, respectively.

Note W — Discontinued Operations

       On July 23, 2002, the Corporation announced that its start-up securities firm, Frost Securities Inc., was exiting all capital markets-related activities at the close of business on that day. Conditions in the capital markets, combined with the uncertainty of the outlook for the future, made further investments into this segment uneconomic. The disposal of the capital markets components included research, sales, trading, and capital markets-related investment banking. The move resulted in the elimination of approximately forty-four positions, or substantially all of the subsidiary’s fifty employees. Cullen/ Frost intends to maintain a small group of investment banking professionals to continue providing limited advisory and private equity services to middle market companies in its market area.

      During the third quarter of 2002, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Cullen/ Frost recognized a loss on the disposal of the discontinued operations of $6.7 million ($4.4 million or $.08 per diluted common share after-tax). The loss on the disposal was primarily related to accelerated deferred compensation and severance expense.

      The results of operations of the discontinued component for current and prior years are presented in a separate category on the income statement following results from continuing operations. Details are presented in the table below:

Discontinued Component
Frost Securities Inc., Capital Markets Activities	2002	2001	2000

Revenues from discontinued operations	$6,081	$9,565	$5,700
Pre-tax loss from discontinued operations	$(8,072)	$(3,384)	$(3,767)
Income tax benefit	2,825	1,184	1,318

Loss from discontinued operations	$(5,247)	$(2,200)	$(2,449)

Loss per share from discontinued operations:
Basic	$(.11)	$(.04)	$(.04)
Diluted	(.10)	(.04)	(.04)

Note X — Restructuring Charges

       During the fourth quarter of 2001, the Corporation recorded pre-tax restructuring charges totaling $19.9 million. Included in the restructuring charges were approximately $11.5 million related to costs associated with a voluntary early retirement program that was accepted by about four percent of the staff. The $11.5 million charge consisted of approximately $6.0 million related to the retirement plan, $1.4 million associated with future medical benefits, with the remainder due to cash payments based on length of service. The restructuring charges also included $6.7 million due to the freezing of the Corporation’s defined benefit pension plan as of December 31, 2001. This defined benefit plan (see Note O “Employee Benefit Plans,” page 64) was replaced with a deferred profit-sharing plan. The remaining $1.7 million of the restructuring charges was related to severance and outplacement services for a two percent reduction in workforce, of which $469 thousand remained to be paid at December 31, 2001, and was paid in 2002.

Note Y — Condensed Parent Corporation Financial Statements

       Condensed financial information of the Parent Corporation as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, follows:

	Year Ended December 31

Statements of Operations (in thousands)	2002	2001	2000

Income:
Dividends from second tier financial holding company subsidiary	$83,844	$75,283	$42,699
Interest and other income	473	1,612	3,552

Total Income	84,317	76,895	46,251
Expenses:
Salaries and employee benefits	6,444	1,080	5,908
Interest expense	8,738	8,735	8,735
Other	2,290	2,388	1,884

Total Expenses	17,472	12,203	16,527

Income Before Income Tax Credits and Equity in Undistributed Net Income of Subsidiaries	66,845	64,692	29,724
Income tax credits	6,344	4,371	5,377
Equity in undistributed net income of subsidiaries	43,797	11,853	73,716

Net Income	$116,986	$80,916	$108,817

	December 31

Balance Sheets (in thousands)	2002	2001

Assets

Cash	$585	$380
Securities purchased under resale agreements	56,592	39,030
Investment in second tier financial holding company subsidiary	765,449	671,185
Other	2,291	2,717

Total Assets	$824,917	$713,312

Liabilities
Guaranteed preferred beneficial interest in junior subordinated deferrable interest debentures	$101,771	$101,716
Accrued expenses and other liabilities	19,356	16,677

Total Liabilities	121,127	118,393
Shareholders’ Equity	703,790	594,919

Total Liabilities and Shareholders’ Equity	$824,917	$713,312

	Year Ended December 31

Statements of Cash Flows (in thousands)	2002	2001	2000

Operating Activities
Net income	$116,986	$80,916	$108,817
Adjustments to reconcile net income to net cash provided by operating activities:
Net income of subsidiaries	(127,621)	(87,136)	(116,415)
Dividends from subsidiaries	83,844	75,283	42,699
Tax benefit from exercise of employee stock options	4,361	3,475	1,926
Net change in other liabilities and assets	8,078	(1,688)	2,985

Net cash provided by operating activities	85,648	70,850	40,012
Investing Activities
Capital contributions to subsidiaries	(3,914)	(4,000)	(2,859)

Net cash used by investing activities	(3,914)	(4,000)	(2,859)
Financing Activities
Purchase of treasury stock	(28,733)	(10,424)	(44,985)
Proceeds from employee stock purchase plan and options	9,503	142	1,773
Cash dividends	(44,737)	(43,296)	(39,554)

Net cash used by financing activities	(63,967)	(53,578)	(82,766)

Increase(decrease) in cash and cash equivalents	17,767	13,272	(45,613)
Cash and cash equivalents at beginning of year	39,410	26,138	71,751

Cash and cash equivalents at end of year	$57,177	$39,410	$26,138

Report of Ernst & Young LLP

Independent Auditors

Shareholders and Board of Directors

Cullen/ Frost Bankers, Inc.

      We have audited the accompanying consolidated balance sheets of Cullen/ Frost Bankers, Inc. and Subsidiaries (the Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/ Frost Bankers, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

ERNST & YOUNG LLP

San Antonio, Texas

January 22, 2003

Consolidated Average Balance Sheets

(dollars in thousands — tax-equivalent basis)

     The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31

	2002			2001

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Time deposits	$14,220	$199	1.40%	$7,170	$331	4.61%
Securities:
U.S. Treasury	33,628	687	2.04	49,855	2,293	4.60
U.S. Government agencies and corporations*	1,914,453	109,955	5.74	1,505,433	95,264	6.33
States and political subdivisions
Tax-exempt	181,928	12,692	6.98	167,369	11,848	7.08
Taxable	2,238	148	6.61	2,947	192	6.52
Other	33,183	1,294	3.90	32,196	1,589	4.94

Total securities	2,165,430	124,776	5.76	1,757,800	111,186	6.33
Federal funds sold and securities purchased under resale agreements	244,790	3,991	1.63	253,112	9,784	3.81
Loans, net of unearned discount	4,536,999	265,931	5.86	4,546,596	344,413	7.58

Total Earning Assets and Average Rate Earned	6,961,439	394,897	5.67	6,564,678	465,714	7.09
Cash and due from banks	893,995			810,323
Allowance for possible loan losses	(79,394)			(68,785)
Banking premises and equipment	161,941			150,264
Accrued interest and other assets	409,431			380,251

Total Assets	$8,347,412			$7,836,731

Liabilities:
Demand deposits:
Commercial and individual	$1,942,228			$1,883,931
Correspondent banks	553,318			262,840
Public funds	44,886			39,919

Total demand deposits	2,540,432			2,186,690
Time deposits:
Savings and Interest-on-Checking	1,003,713	1,800	.18	966,429	3,605	.37
Money market deposit accounts	1,857,130	23,860	1.28	1,825,991	48,011	2.63
Time accounts	1,155,746	24,767	2.14	1,265,999	57,101	4.51
Public funds	337,289	4,956	1.47	306,248	9,982	3.26

Total time deposits	4,353,878	55,383	1.27	4,364,667	118,699	2.72

Total deposits	6,894,310			6,551,357
Federal funds purchased and securities sold under repurchase agreements	400,511	5,359	1.34	351,319	12,054	3.38
Guaranteed preferred beneficial interests in the Corporation’s junior subordinated deferrable interest debentures, net	98,650	8,475	8.60	98,596	8,475	8.60
Long-term notes payable	150,837	5,902	3.91	65,132	3,736	5.74
Other borrowings	19,981	746	3.73	31,411	1,795	5.71

Total Interest-Bearing Funds and Average Rate Paid	5,023,857	75,865	1.51	4,911,125	144,759	2.94

Accrued interest and other liabilities	131,850			124,906

Total Liabilities	7,696,139			7,222,721
Shareholders’ Equity	651,273			614,010

Total Liabilities and Shareholder’s Equity	$8,347,412			$7,836,731

Net interest income		$319,032			$320,955

Net interest spread			4.16%			4.15%

Net interest income to total average earning assets			4.58%			4.89%

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate.

Non-accrual loans are included in the average loan amounts outstanding for these computations.

*	Includes securities loaned under agreements to repurchase “Dollar Rolls” of $23,612 in 2002. None in 1997 through 2001.

Year Ended December 31

2000			1999			1998			1997

	Interest			Interest			Interest			Interest
Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

$7,226	$505	6.99%	$3,103	$164	5.27%
130,180	7,916	6.08	176,718	8,976	5.08	$262,098	$14,339	5.47%	$301,133	$16,596	5.51%
1,336,523	91,243	6.83	1,478,519	95,491	6.46	1,557,489	99,971	6.42	1,374,202	90,688	6.60
151,423	11,281	7.45	141,224	10,377	7.35	66,278	4,963	7.49	36,888	2,850	7.73
3,399	226	6.65	3,585	229	6.38	2,229	138	6.19	3,185	239	7.50
35,735	2,622	7.33	38,803	2,203	5.68	42,025	2,579	6.14	11,317	686	6.06

1,657,260	113,288	6.84	1,838,849	117,276	6.38	1,930,119	121,990	6.32	1,726,725	111,059	6.43
130,800	8,505	6.50	81,363	4,245	5.22	127,273	7,111	5.59	228,245	12,423	5.44
4,352,868	394,527	9.06	3,934,406	330,397	8.40	3,437,510	301,789	8.78	2,917,371	262,569	9.00

6,148,154	516,825	8.41	5,857,721	452,082	7.72	5,494,902	430,890	7.84	4,872,341	386,051	7.92
621,950			619,917			577,489			527,924
(59,281)			(57,481)			(51,230)			(44,837)
146,185			141,453			135,577			124,629
292,676			313,826			260,831			207,520

$7,149,684			$6,875,436			$6,417,569			$5,687,577

$1,636,633			$1,533,160			$1,387,824			$1,143,828
227,807			221,530			195,555			192,231
32,732			37,567			43,507			44,183

1,897,172			1,792,257			1,626,886			1,380,242
961,315	6,344	.66	948,487	6,557	.69	901,960	10,958	1.21	818,216	10,764	1.32
1,703,602	76,537	4.49	1,636,915	60,478	3.69	1,387,994	54,326	3.91	1,195,773	48,816	4.08
1,239,022	64,498	5.21	1,250,340	53,815	4.30	1,286,036	63,621	4.95	1,205,261	59,867	4.97
250,559	11,479	4.58	220,845	7,969	3.61	251,570	9,378	3.73	269,027	11,693	4.35

4,154,498	158,858	3.82	4,056,587	128,819	3.18	3,827,560	138,283	3.61	3,488,277	131,140	3.76

6,051,670			5,848,844			5,454,446			4,868,519
326,448	17,889	5.48	285,470	12,500	4.38	252,977	11,606	4.59	189,468	8,739	4.61
98,542	8,475	8.60	98,485	8,475	8.61	98,429	8,475	8.61	88,745	7,652	8.62
3,769	204	5.42	1,793	103	5.74
63,243	4,142	6.55	12,186	705	5.79	30,666	1,754	5.72	25,794	1,434	5.56

4,646,500	189,568	4.08	4,454,521	150,602	3.38	4,209,632	160,118	3.80	3,792,284	148,965	3.93

72,887			105,888			91,093			69,601

6,616,559			6,352,666			5,927,611			5,242,127
533,125			522,770			489,958			445,450

$7,149,684			$6,875,436			$6,417,569			$5,687,577

	$327,257			$301,480			$270,772			$237,086

		4.33%			4.34%			4.04%			3.99%

		5.32%			5.15%			4.93%			4.87%

Financial Statistics

(dollars in thousands)

      The following unaudited schedules and statistics are presented for additional information and analysis.

Rate/Volume Analysis

	2002/2001			2001/2000

	Increase (Decrease)			Increase (Decrease)
	Due to change in		Total or	Due to change in		Total or
			Net			Net
	Average	Average	Increase	Average	Average	Increase
	Rate	Balance	(Decrease)	Rate	Balance	(Decrease)

Changes in interest earned on:
Time deposits	$(325)	$193	$(132)	$(170)	$(4)	$(174)
Securities:
U.S. Treasury	(1,013)	(593)	(1,606)	(1,592)	(4,031)	(5,623)
U.S. Government agencies and corporations	(9,407)	24,098	14,691	(6,976)	10,997	4,021
States and political subdivisions Tax-exempt	(175)	1,019	844	(581)	1,148	567
Taxable	3	(47)	(44)	(4)	(30)	(34)
Other	(342)	47	(295)	(793)	(240)	(1,033)
Federal funds sold	(5,481)	(312)	(5,793)	(4,425)	5,704	1,279
Loans	(77,757)	(725)	(78,482)	(67,058)	16,944	(50,114)

Total	(94,497)	23,680	(70,817)	(81,599)	30,488	(51,111)
Changes in interest paid on:
Savings, Interest-on-Checking	1,939	(134)	1,805	2,773	(34)	2,739
Money market deposits accounts	24,956	(805)	24,151	33,688	(5,162)	28,526
Time accounts and public funds	33,684	3,676	37,360	12,504	(3,610)	8,894
Federal funds purchased and securities sold under repurchase agreements	8,191	(1,496)	6,695	7,112	(1,277)	5,835
Long-term notes payable and other borrowings	2,008	(3,125)	(1,117)	465	(1,650)	(1,185)

Total	70,778	(1,884)	68,894	56,542	(11,733)	44,809

Changes in net interest income	$(23,719)	$21,796	$(1,923)	$(25,057)	$18,755	$(6,302)

The allocation of the rate/volume variance has been made on a pro-rata basis assuming absolute values.

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate.

Loan Maturity and Sensitivity

	December 31, 2002

		After One,
	Due in One	but Within	After Five
	Year or Less	Five Years	Years	Total

Real estate construction and land loans	$217,079	$218,817	$91,098	$526,994
Other real estate loans	146,372	452,276	728,738	1,327,386
All other loans	1,311,383	864,628	166,785	2,342,796

Total	$1,674,834	$1,535,721	$986,621	$4,197,176

Loans with fixed interest rates	$330,334	$462,843	$609,017	$1,402,194
Loans with floating interest rates	1,344,500	1,072,878	377,604	2,794,982

Total	$1,674,834	$1,535,721	$986,621	$4,197,176

Due to the specific nature of the portfolios, loans secured by 1-4 family housing totaling $179 million, student loans totaling $43 million, certain commercial loans totaling $107 million and unearned income of $8 million are not included in the amounts in the table above.

Maturity Distribution and Securities Portfolio Yields

	December 31, 2002

	Maturity

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total Carrying Amount

		Weighted		Weighted		Weighted		Weighted			Weighted
		Average		Average		Average		Average			Average
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield

Held to maturity:
U.S. Government agencies and corporations					$4,389	8.49%	$29,167	5.88%	$33,556		6.22%
States and political subdivisions			$740	7.46%	1,714	7.69			2,454		7.62
Other			125	7.24					125		7.24

Total securities held to maturity			$865	7.43%	$6,103	8.27%	$29,167	5.88%	$36,135*		6.32%

Available for sale:
U.S. Treasury	$17,003	2.36%							$17,003		2.36%
U.S. Government agencies and corporations	35,175	3.08	$235,719	3.82%	$74,607	5.75%	$1,821,168	5.82%	2,166,669		5.56
States and political subdivisions	7,706	7.58	23,328	7.98	114,565	6.94	53,440	7.08	199,039		7.12
Other							34,415	3.75	34,415		3.75

Total securities available for sale	$59,884	3.46%	$259,047	4.20%	$189,172	6.47%	$1,909,023	5.82%	$2,417,126	*	5.64%

Weighted average yields have been computed on a fully taxable-equivalent basis assuming a tax rate of 35%.

*	Included in the totals are mortgage-backed securities and collateralized mortgage obligations of $1.9 billion which are included in maturity categories based on their stated maturity date.

Quarterly Results of Operations

(Unaudited)

	Three Months Ended 2002				Three Months Ended 2001

(in thousands, except per share amounts)	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31

Interest income	$97,405	$98,488	$98,066	$95,939	$127,135	$117,610	$113,039	$103,061
Interest expense	20,500	18,944	19,063	17,358	46,557	38,460	33,827	25,915
Net interest income	76,905	79,544	79,003	78,581	80,578	79,150	79,212	77,146
Provision for possible loan losses	6,800	5,396	5,850	4,500	15,031	1,000	20,000	4,000
Gain (loss) on securities transactions	—	88	—	—	10	(12)	80	—
Non-interest income*	48,459	52,139	50,433	49,678	44,439	45,821	46,799	46,398
Non-interest expense	77,123	77,559	78,044	79,416	79,304	80,311	80,299	99,743
Income from continuing operations before tax	41,441	48,728	45,542	44,343	30,682	43,660	25,712	19,801
Income taxes	13,221	15,651	14,760	14,189	10,543	14,509	8,447	6,251
Income from continuing operations	28,220	33,077	30,782	30,154	20,139	29,151	17,265	13,550
Loss from discontinued operations, net of tax	(503)	(424)	(4,320)	—	(609)	(491)	(615)	(485)
Cumulative effect of accounting change	—	—	—	—	3,010	—	—	—
Net income	27,717	32,653	26,462	30,154	22,540	28,661	16,650	13,065
Net income per diluted common share	.52	.61	.51	.58	.42	.54	.31	.25

*	Includes gain (loss) on securities transactions.

Cullen/Frost Bankers, Inc. and Subsidiaries

Bank Subsidiary

(in thousands)

	December 31, 2002

	Total	Total	Total
	Assets	Loans	Deposits

Frost National Bank	$9,544,329	$4,518,913	$7,625,107
San Antonio, Austin, Boerne, Corpus Christi, Dallas, Fair Oaks, Fort Worth, Galveston, Harlingen, Houston, McAllen, New Braunfels, and San Marcos
Main Office:
P. O. Box 1600, 100 West Houston Street
San Antonio, Texas 78296 (210)220-4011

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors and executive officers called for by Item 10 is incorporated herein by reference to Cullen/ Frost’s Proxy Statement for its Annual Meeting of Shareholders to be held May 21 2003. The additional information regarding executive officers called for by Item 10 is included in Part I, Item 1 of this document under the heading “Executive Officers of the Registrant”.

Item 11.     EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated herein by reference to Cullen/ Frost’s Proxy Statement for its Annual Meeting of Shareholders to be held May 21, 2003.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is incorporated herein by reference to Cullen/ Frost’s Proxy Statement for its Annual Meeting of Shareholders to be held May 21 2003.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is incorporated herein by reference to Cullen/ Frost’s Proxy Statement for its Annual Meeting of Shareholders to be held May 21, 2003.

Item 14.     CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of Cullen/ Frost’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. No significant changes were made in Cullen/ Frost’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)     The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements — Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
2.	The Financial Statement Schedules are omitted, as the required information is included in the annual report.
3.	Exhibits — The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit
Number

3.1		— Restated Articles of Incorporation, of Cullen/ Frost Bankers, Inc.(8)
3.2		— Amended By-Laws of Cullen/ Frost Bankers, Inc.(5)
4.1		— Shareholder Protection Rights Agreement dated as of February 1, 1999 between Cullen/ Frost Bankers, Inc. and The Frost National Bank, as Rights Agent(7)
10.1		— Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates (as amended and restated)(6)*
10.2		— The 401(k) Stock Purchase Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates(1)*
10.3		— 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates(2)*
10.4		— Cullen/ Frost Bankers, Inc. Restricted Stock Plan(3)*
10.5		— Cullen/ Frost Bankers, Inc. Supplemental Executive Retirement Plan(4)*
10.6		— Cullen/ Frost Bankers, Inc. 1997 Director Stock Plan(10)
10.7		— Cullen/ Frost Bankers, Inc. 1992 Stock Plan, as amended(9)*
10.8		— Change-In-Control Agreements with 3 Executive Officers(8)*
10.9		— Cullen/ Frost Bankers, Inc. 2001 Stock Plan(9)*
10.1	0	— Retirement Agreement with a former Executive Officer*
10.1	1	— Deferred Compensation Plan for Covered Employees*
21.1		— Subsidiaries of Cullen/ Frost Bankers, Inc.
22.1		— Consent of Independent Auditors
23.1		— Power of Attorney

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

(b)	Reports on Form 8-K — No such reports were filed during the quarter ended December 31, 2002.

(1)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed October 31, 1990 (File No. 33-37500)

(2)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed March 18, 1991 (File No. 33-39478)

(3)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed October 20, 1992 (File No. 33-53492)

(4)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

(5)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Annual Report on Form 10-K/ A for the Year Ended December 31, 1995 (File No. 0-7275)

(6)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Annual Report on Form 10-K for the Year Ended December 31, 1998 (File No. 0-7275)

(7)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form 8-A12B dated February 1, 1999 (File No. 0-7275)

(8)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Annual Report on Form 10-K for the Year Ended December 31, 2000 (File No. 0-7275)

(9)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed September 4, 2001 (File No. 33-68928)

(10)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed December 23, 2002 (File No. 333-102133)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003

CULLEN/ FROST BANKERS, INC.
(Registrant)

By:	/s/ PHILLIP D. GREEN

Phillip D. Green
Group Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.

Signatures	Title	Date

T.C. FROST* T.C. Frost	Senior Chairman of the Board and Director

RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board and Director (Principal Executive Officer)

R. DENNY ALEXANDER* R. Denny Alexander	Director

CARLOS ALVAREZ* Carlos Alvarez	Director

ISAAC ARNOLD, JR.* Isaac Arnold, Jr.	Director

ROYCE S. CALDWELL* Royce S. Caldwell	Director

HARRY H. CULLEN* Harry H. Cullen	Director

EUGENE H. DAWSON, SR.* Eugene H. Dawson, Sr.	Director

RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director

PATRICK B. FROST* Patrick B. Frost	Director

SIGNATURES — (Continued)

Signatures	Title	Date

JOE R. FULTON* Joe R. Fulton	Director

PRESTON M. GEREN III* Preston M. Geren III	Director

JAMES L. HAYNE* James L. Hayne	Director

KAREN E. JENNINGS* Karen E. Jennings	Director

RICHARD M. KLEBERG, III* Richard M. Kleberg, III	Director

ROBERT S. MCCLANE* Robert S. McClane	Director

IDA CLEMENT STEEN* Ida Clement Steen	Director

HORACE WILKINS, JR.* Horace Wilkins, Jr.	Director

MARY BETH WILLIAMSON* Mary Beth Williamson	Director
*By: /s/ PHILLIP D. GREEN Phillip D. Green (as Attorney-in-Fact for the persons indicated)	Group Executive Vice President and Chief Financial Officer	March 27, 2003

Certification

I, Richard W. Evans, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of Cullen/ Frost Bankers, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD W. EVANS, JR.

Richard W. Evans, Jr.
Chief Executive Officer

Date: March 27, 2003

Certification

I, Phillip D. Green, certify that:

      1. I have reviewed this annual report on Form 10-K of Cullen/ Frost Bankers, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PHILLIP D. GREEN

Phillip D. Green
Group Executive Vice President and
Chief Financial Officer

Date: March 27, 2003

EXHIBIT INDEX

Exhibit
Number

3.1		— Restated Articles of Incorporation, of Cullen/ Frost Bankers, Inc. (8)
3.2		— Amended By-Laws of Cullen/ Frost Bankers, Inc. (5)
4.1		— Shareholder Protection Rights Agreement dated as of February 1, 1999 between Cullen/ Frost Bankers, Inc. and The Frost National Bank, as Rights Agent (7)
10.1		— Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates (as amended and restated)(6)*
10.2		— The 401(k) Stock Purchase Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates (1)*
10.3		— 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates (2)*
10.4		— Cullen/ Frost Bankers, Inc. Restricted Stock Plan (3)*
10.5		— Cullen/ Frost Bankers, Inc. Supplemental Executive Retirement Plan (4)*
10.6		— Cullen/ Frost Bankers, Inc. 1997 Director Stock Plan (10)
10.7		— Cullen/ Frost Bankers, Inc. 1992 Stock Plan, as amended (9)*
10.8		— Change-In-Control Agreements with 3 Executive Officers (8)*
10.9		— Cullen/ Frost Bankers, Inc. 2001 Stock Plan (9)*
10.1	0	— Retirement Agreement with a former Executive Officer*
10.1	1	— Deferred Compensation Plan for Covered Employees*
21.1		— Subsidiaries of Cullen/ Frost Bankers, Inc.
22.1		— Consent of Independent Auditors
23.1		— Power of Attorney

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K. (b) Reports on Form 8-K – No such reports were filed during the quarter ended December 31, 2002.

(1)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed October 31, 1990 (File No. 33-37500)

(2)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed March 18, 1991 (File No. 33-39478)

(3)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed October 20, 1992 (File No. 33-53492)

(4)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

(5)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Annual Report on Form 10-K/ A for the Year Ended December 31, 1995 (File No. 0-7275)

(6)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Annual Report on Form 10-K for the Year Ended December 31, 1998 (File No. 0-7275)

(7)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form 8-A12B dated February 1, 1999 (File No. 0-7275)

(8)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Annual Report on Form 10-K for the Year Ended December 31, 2000 (File No. 0-7275)

(9)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed September 4, 2001 (File No. 33-68928)

(10)	Incorporated herein by reference to the designated Exhibits to Cullen/ Frost’s Registration Statement on Form S-8 filed December 23, 2002 (File No. 333-102133)