Form 10-Q
period 2003-03-31
CULLEN FROST BANKERS INC
filed 2003-04-23
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

X			Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2003

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas			74-1751768
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas			78205
(Address of principal executive offices)			(Zip code)

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

for the past 90 days.	Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).	Yes	X	No

As of April 16, 2003, there were 51,364,175 shares of Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income
(dollars in thousands, except per share amounts)
	Three Months Ended March 31,

	2003	2002

Interest Income:
Loans, including fees	$60,042	$66,602
Securities:
Taxable	29,236	28,304
Tax-exempt	2,117	1,981
Interest-bearing deposits	42	42
Federal funds sold and securities purchased under resale agreements	2,286	476

Total Interest Income	93,723	97,405
Interest Expense:
Deposits	10,651	15,311
Federal funds purchased and securities sold under repurchase agreements	1,422	1,187
Guaranteed preferred beneficial interests in junior subordinated deferrable
interest debentures	2,119	2,119
Subordinated notes payable and other long-term debt	1,357	1,883

Total Interest Expense	15,549	20,500

Net Interest Income	78,174	76,905
Provision for possible loan losses	3,600	6,800

Net Interest Income After Provision For Possible Loan Losses	74,574	70,105
Non-Interest Income:
Trust fees	10,865	12,115
Service charges on deposit accounts	21,104	18,407
Insurance commissions	6,947	5,606
Other service, collection and exchange charges, commissions and fees	3,649	3,832
Other	9,408	8,499

Total Non-Interest Income	51,973	48,459
Non-Interest Expense:
Salaries and wages	36,497	34,534
Employee benefits	10,591	8,735
Net occupancy	7,070	7,347
Furniture and equipment	5,459	5,774
Intangible amortization	1,685	1,877
Other	19,769	18,856

Total Non-Interest Expense	81,071	77,123

Income From Continuing Operations Before Income Taxes	45,476	41,441
Income taxes	14,606	13,221

Income from continuing operations	30,870	28,220
Loss from discontinued operations, net of tax (Note 9)	-	(503)

Net Income	$30,870	$27,717

Basic Per Share:
Income from continuing operations	$0.60	$0.55
Net income	0.60	0.54

Diluted Per Share:
Income from continuing operations	$0.59	$0.53
Net income	0.59	0.52

Dividends Per Share	$0.22	$0.215

See notes to consolidated financial statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (dollars in thousands, except per share amounts)

March 31,		December 31,	March 31,
	2003	2002	2002

Assets
Cash and due from banks	$1,246,769	$1,331,136	$846,975
Interest-bearing deposits	1,881	8,661	14,305
Federal funds sold and securities purchased under resale agreements	950,925	724,150	107,150

Total cash and cash equivalents	2,199,575	2,063,947	968,430
Securities held to maturity	33,802	36,135	46,631
Securities available for sale (loaned under agreement to repurchase:
$524,090 at March 31, 2003; $395,671 at December 31, 2002;
and none at March 31, 2002)	2,585,905	2,417,126	2,020,110
Trading account securities	-	4,995	646
Loans, net of unearned discounts	4,511,095	4,518,913	4,559,092
Less: Allowance for possible loan losses	(83,410)	(82,584)	(77,300)

Net loans	4,427,685	4,436,329	4,481,792
Premises and equipment, net	167,933	169,927	144,856
Goodwill	98,873	97,838	96,462
Other intangible assets, net	20,202	21,330	25,812
Accrued interest receivable and other assets	286,657	304,691	287,020

Total Assets	$9,820,632	$9,552,318	$8,071,759

Liabilities
Non-interest-bearing demand deposits:
Commercial and individual	$2,205,018	$2,165,033	$1,802,284
Correspondent banks	923,089	1,001,713	521,389
Public funds	62,758	62,306	53,023

Total non-interest-bearing demand deposits	3,190,865	3,229,052	2,376,696
Interest-bearing deposits:
Savings and interest-on-checking	1,071,637	1,030,227	1,042,347
Money market accounts	2,109,033	1,925,924	1,846,255
Time accounts	1,037,234	1,090,140	1,168,964
Public funds	345,321	352,800	339,604

Total interest-bearing deposits	4,563,225	4,399,091	4,397,170

Total deposits	7,754,090	7,628,143	6,773,866
Federal funds purchased and securities sold under repurchase agreements	947,492	811,218	317,849
Subordinated notes payable and other borrowings	162,807	167,002	171,452
Guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures, net	98,691	98,678	98,636
Accrued interest payable and other liabilities	139,283	143,487	105,757

Total Liabilities	9,102,363	8,848,528	7,467,526
Shareholders' Equity
Common stock, par value $.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Surplus	197,075	196,830	193,376
Retained earnings	568,539	549,422	497,377
Deferred compensation	(1,788)	(1,957)	(3,462)
Accumulated other comprehensive income (loss), net of tax	26,143	32,548	(13,680)
Treasury stock, 2,214,841, 2,266,141 and 2,373,125 shares, at cost	(72,236)	(73,589)	(69,914)

Total Shareholders' Equity	718,269	703,790	604,233

Total Liabilities and Shareholders' Equity	$9,820,632	$9,552,318	$8,071,759

See notes to consolidated financial statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands)

	Three Months Ended
	March 31,

	2003	2002

Total shareholders' equity at beginning of period	$703,790	$594,919

Comprehensive income:

Net income	30,870	27,717
Other comprehensive income:
Change in fair value of securities available for sale of $(9,854) in 2003 and $500 in 2002, net of tax effect of $(3,449) in 2003 and $175 in 2002	(6,405)	325

Total comprehensive income	24,465	28,042

Stock option exercises and employee stock purchase plan purchases	894	3,454
Tax benefit from stock option exercises	245	1,447
Purchase of treasury stock	-	(13,113)
Repurchase of restricted stock	-	(47)
Amortization of deferred compensation	169	525
Cash dividends	(11,294)	(10,994)

Total shareholders' equity at end of period	$718,269	$604,233

See notes to consolidated financial statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended
	March 31

	2003	2002

Net income	$30,870	$27,717
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	3,600	6,800
Deferred tax expense (benefit)	675	(467)
Accretion of loan discounts	(1,098)	(1,297)
Securities (discount accretion) premium amortization, net	(139)	688
Net (gain) loss on sale of assets	(196)	78
Depreciation and amortization	6,510	6,911
Originations of loans held for sale	(17,291)	(21,019)
Proceeds from sales of loans held for sale	79	10,801
Tax benefit from stock option exercises	245	1,447
Amortization of deferred compensation	169	525
Earnings on life insurance policies	(1,221)	(1,338)
Net change in:
Trading account securities	4,995	(528)
Accrued interest receivable and other assets	21,636	87,426
Accrued interest payable and other liabilities	(4,999)	2,944

Net cash from operating activities	43,835	120,688

Investing Activities
Securities held to maturity:
Purchases	(1,000)	-
Maturities, calls and principal repayments	3,326	4,588
Securities available for sale:
Purchases	(402,294)	(84,402)
Maturities, calls and principal repayments	223,807	169,364
Net change in loans	22,061	(31,122)
Net cash paid in acquisitions	(750)	-
Proceeds from sales of premises and equipment	201	147
Purchases of premises and equipment	(1,675)	(1,200)
Proceeds from sales of repossessed properties	525	275

Net cash from investing activities	(155,799)	57,650

Financing Activities:
Net change in deposits	125,947	(324,141)
Net change in short-term borrowings	136,274	12,465
Principal payments on notes payable and other borrowings	(4,229)	(8,234)
Proceeds from stock option exercises and employee stock purchase plan purchases	894	3,454
Purchase of treasury stock	-	(13,113)
Repurchase of restricted stock	-	(47)
Cash dividends paid	(11,294)	(10,994)

Net cash from financing activities	247,592	(340,610)

Net change in cash and cash equivalents	135,628	(162,272)
Cash and equivalents at beginning of period	2,063,947	1,130,702

Cash and equivalents at end of period	$2,199,575	$968,430

Supplemental disclosures:
Cash paid for interest	$22,282	$27,266
Cash paid for income taxes	2,101	-

See notes to consolidated financial statements.
Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (table amounts in thousands, except per share amounts) Note 1 - Basis of Presentation

   The consolidated financial statements include the accounts of Cullen/Frost Bankers, Inc. ("Cullen/Frost" or the "Corporation") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2002, included in our Annual Report on Form 10-K filed with the SEC on March 28, 2003 (the "2002 Form 10-K"). Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003, or any future period.

Certain reclassifications have been made to make prior periods comparable, including the effects of discontinued operations (See Note 9 - Discontinued Operations).

   The Corporation accounts for its stock-based employee compensation plans based on the "intrinsic value method" provided in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on option plans. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

   Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

	Three Months Ended
	March 31

	2003	2002

Net income, as reported	$30,870	$27,717
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	110	341
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,694)	(2,445)

Pro forma net income	$29,286	$25,613

Earnings per share:
Basic - as reported	$0.60	$0.54
Basic - pro forma	0.57	0.50

Diluted - as reported	0.59	0.52
Diluted - pro forma	0.57	0.49

   The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Corporation's employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Corporation's employee stock options.

Note 2 - Allowance for Possible Loan Losses

   The allowance for possible loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Activity in the allowance for possible loan losses during the reported periods was as follows:

	Three Months Ended
	March 31,

	2003	2002

Balance at the beginning of the period	$82,584	$72,881
Provision for possible loan losses	3,600	6,800
Net charge-offs:
Losses charged to the allowance	(3,932)	(3,726)
Recoveries	1,158	1,345

Net charge-offs	(2,774)	(2,381)

Balance at the end of the period	$83,410	$77,300

Note 3 - Impaired Loans

  Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans were as follows:

	March 31,	December 31,	March 31,
	2003	2002	2002

Impaired loans with no allocated allowance	$8,757	$9,769	$12,006
Impaired loans with an allocated allowance	25,891	19,247	21,348

Total recorded investment in impaired loans	$34,648	$29,016	$33,354

Amount of the allowance allocated	$12,633	$9,275	$7,068

   All impaired loans are included in non-performing assets. The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $31.8 million and $31.5 million during the three months ended March 31, 2003 and 2002. No interest income was recognized on these loans subsequent to their classification as impaired.

Note 4 - Common Stock and Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and restricted stock granted using the treasury stock method.

Basic and diluted earnings per share computations were as follows:

	Three Months Ended
	March 31,

	2003	2002

Numerators for both basic and diluted earnings per share:
Income from continuing operations	$30,870	$28,220

Net income	$30,870	$27,717

Denominators:
Weighted-average common shares outstanding for basic earnings per share	51,239	51,253
Dilutive effect of stock options	962	1,992

Weighted-average common shares outstanding for diluted earnings per share	52,201	53,245

Basic earnings per share:
Income from continuing operations	$0.60	$0.55
Loss from discontinued operations, net of tax (Note 9)	-	(0.01)

Net income	$0.60	$0.54

Diluted earnings per share:
Income from continuing operations	$0.59	$0.53
Loss from discontinued operations, net of tax (Note 9)	-	(0.01)

Net income	$0.59	$0.52

Note 5 - Capital

   Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

   Quantitative measures established by regulations to ensure capital adequacy require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average assets (as defined).

   Cullen/Frost's and Frost Bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $100 million of 8.42 percent trust preferred securities. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital plus $150 million of 6.875 percent subordinated notes payable and the permissible portion of the allowance for possible loan losses.

   The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by the risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category and certain off-balance-sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted average total assets, which exclude goodwill and other intangible assets, for the quarter.

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

March 31, 2003
Total Capital to Risk-Weighted Assets
Cullen/Frost	$880,371	14.48%	$486,540	8.00%	N/A	N/A
Frost Bank	847,957	13.95	486,138	8.00	$607,672	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	655,386	10.78	243,270	4.00	N/A	N/A
Frost Bank	623,034	10.25	243,069	4.00	364,603	6.00
Leverage Ratio
Cullen/Frost	655,386	7.07	370,682	4.00	N/A	N/A
Frost Bank	623,034	6.73	370,305	4.00	462,881	5.00

December 31, 2002
Total Capital to Risk-Weighted Assets
Cullen/Frost	$859,518	14.16%	$485,529	8.00%	N/A	N/A
Frost Bank	814,889	13.44	485,188	8.00	$606,485	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	634,733	10.46	242,764	4.00	N/A	N/A
Frost Bank	590,157	9.73	242,594	4.00	363,891	6.00
Leverage Ratio
Cullen/Frost	634,733	7.25	350,268	4.00	N/A	N/A
Frost Bank	590,157	6.75	349,879	4.00	437,349	5.00

March 31, 2002
Total Capital to Risk-Weighted Assets
Cullen/Frost	$813,689	14.31%	$450,046	8.00%	N/A	N/A
Frost Bank	785,995	13.84	454,433	8.00	$568,041	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	593,776	10.44	227,523	4.00	N/A	N/A
Frost Bank	566,180	9.97	227,216	4.00	340,825	6.00
Leverage Ratio
Cullen/Frost	593,776	7.41	320,462	4.00	N/A	N/A
Frost Bank	566,180	7.06	320,777	4.00	400,972	5.00

   Frost Bank has been notified by its regulator that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made evaluating Frost Bank under Tier 1, total capital, and leverage ratios. There have been no conditions or events since this notification that management believes would change any of the well-capitalized categorizations of Frost Bank.

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fails to meet the minimum requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of March 31, 2003, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Note 6 - Income Taxes

The following is an analysis of the Corporation's income taxes included in the consolidated statements of operations for the quarters ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Current income tax expense	$13,931	$13,688
Deferred income tax expense (benefit)	675	(467)

Income tax expense as reported, before discontinued operations	$14,606	$13,221

Current income tax benefit related to discontinued operations (Note 9)	$-	$(271)

   Net deferred tax assets totaled $19.1 million at March 31, 2003, $16.3 million at December 31, 2002 and $33.2 million at March 31, 2002. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

Note 7 - Accounting Changes

   Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Corporation's financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 during the first quarter of 2003 did not have a significant impact on the Corporation's financial statements.

Note 8 - Operating Segments

   The Corporation has two reportable operating segments: Banking and the Financial Management Group (FMG). These business units were identified through the products and services that are offered within each unit. Banking includes both commercial and consumer banking services, Frost Insurance Agency (FIA) and the continuing portion of Frost Securities, Inc. (See Note 9 - Discontinued Operations). Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. Prior period amounts have been reclassified to conform to the current presentation.

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

Summarized operating results by segment were as follows:

Three Months Ended:	Banking	FMG	Non- Banks	Discontinued Operations	Consolidated

March 31, 2003
Revenues from (expenses to) external customers	$117,400	$14,466	$(1,719)	$-	$130,147
Net Income (loss)	31,985	1,210	(2,325)	-	30,870

March 31, 2002
Revenues from (expenses to) external customers	$111,383	$16,045	$(2,064)	$2,342	$127,706
Net Income (loss)	27,611	3,181	(2,572)	(503)	27,717

Note 9 - Discontinued Operations

   On July 23, 2002, the Corporation announced that its start-up securities firm, Frost Securities Inc., was exiting all capital markets-related activities at the close of business on that day. Conditions in the capital markets, combined with the uncertainty of the outlook for the future, made further investments by the Corporation in this segment uneconomic. The discontinued capital markets components included research, sales, trading, and capital markets-related investment banking. The move resulted in the elimination of approximately forty-four positions, or substantially all of the subsidiary's fifty employees. The Corporation maintains a small group of investment banking professionals to continue providing limited advisory and private equity services to middle market companies in its market area.

   During the third quarter of 2002, the Corporation recognized a loss on the disposal of the discontinued operations of $6.7 million ($4.4 million, or $.08 diluted per share, after-tax). The loss on the disposal was primarily related to accelerated deferred compensation and severance expense.

   The results of operations of the discontinued component are presented separately in the accompanying consolidated statement of income for the three months ended March 31, 2002, net of tax, following income from continuing operations. Details are presented in the table below:

					Three Months Ended
					March 31,
					2002

Revenues					$2,342
Expenses					3,116

Loss before income taxes					(774)
Income tax benefit					271

Loss from discontinued operations					$(503)

Loss per share from discontinued operations:
Basic					$(0.01)
Diluted					(0.01)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.
(taxable-equivalent basis - table dollars in thousands, except per share amounts)

   The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2002, included in our 2002 Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003, or any future period.

Forward-Looking Statements

   Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Corporation's future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact; (ii) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (iii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iv) inflation, interest rate, market and monetary fluctuations; (v) political instability; (vi) acts of war or terrorism; (vii) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (viii) changes in consumer spending, borrowings and savings habits; (ix) technological changes; (x) acquisitions and integration of acquired businesses; (xi) the ability to increase market share and control expenses; (xii) changes in the competitive environment among financial holding companies; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters; (xv) changes in the Corporation's organization, compensation and benefit plans; (xvi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xvii) greater than expected costs or difficulties related to the integration of new lines of business; and (xviii) the Corporation's success at managing the risks involved in the foregoing.

   Such forward-looking statements speak only as of the date on which such statements are made. Cullen/Frost undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Results of Operations

   A discussion of the Corporation's results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable assuming a 35 percent federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields.

   On July 23, 2002, the Corporation announced the closure the capital markets division of its investment banking subsidiary, Frost Securities, Inc. (FSI). All operating results, for this discontinued component of our operations have been reclassified to "discontinued operations" and are reported separately, net of tax, in the income statement. All prior periods have been restated to reflect this change.

Overview

   The Corporation reported net income of $30.9 million, or $0.59 diluted per share for the first quarter of 2003 compared to $30.2 million, or $0.58 diluted per share, for the fourth quarter of 2002 and $27.7 million, or $0.52 diluted per share, for the first quarter of 2002. Returns on average assets and average equity were 1.33 percent and 17.63 percent, for the first quarter of 2003 compared to returns on average assets and average equity of 1.35 percent and 17.15 percent for the fourth quarter of 2002 and 1.39 percent and 18.36 percent for the first quarter of 2002.

   Income from continuing operations was equal to reported net income for the first quarter of 2003 and the fourth quarter of 2002, while income from continuing operations totaled $28.2 million, or $0.53 diluted per share, for the first quarter of 2002. Income from continuing operations for the first quarter of 2002 does not include the effect of a $503 thousand loss from the discontinued FSI operations. Returns on average assets and average equity from continuing operations for the first quarter of 2002 were 1.42 percent and 18.70 percent.

   Net income totaled $30.9 million for the first quarter of 2003, increasing $716 thousand, or 2.4 percent, compared to $30.2 million for the fourth quarter of 2002 and increasing $3.2 million, or 11.4 percent, compared to $27.7 million for the first quarter of 2002. The increase in net income from the fourth quarter of 2002 was primarily the result of a $2.3 million increase in non-interest income and a $900 thousand decrease in the provision for possible loan losses partly offset by a $1.7 million increase in non-interest expense and a $407 thousand decrease in net interest income. The increase in net income from the first quarter of 2002 was primarily the result of a $1.3 million increase in net interest income, a $3.2 million decrease in the provision for possible loan losses and a $3.5 million increase in non-interest income. The impact of these items was partly offset by a $3.9 million increase in non-interest expense. Details of the changes in the various components of net income are further discussed below.

	Selected Results of Operations Data

	Three Months Ended

	2003	2002

	March 31	December 31	March 31

Taxable-equivalent net interest income	$79,477	$79,917	$78,126
Taxable-equivalent adjustment	1,303	1,336	1,221

Net interest income	78,174	78,581	76,905
Provision for possible loan losses	3,600	4,500	6,800

Net interest income after provision for possible loan losses	74,574	74,081	70,105
Non-interest income	51,973	49,678	48,459
Non-interest expense	81,071	79,416	77,123

Income from continuing operations before income taxes	45,476	44,343	41,441
Income taxes	14,606	14,189	13,221

Income from continuing operations	30,870	30,154	28,220
Loss from discontinued operations, net of tax	-	-	(503)

Net income	$30,870	$30,154	$27,717

Diluted per share income from continuing operations	$0.59	$0.58	$0.53
Return on average assets	1.33%	1.35%	1.42%
Return on average equity	17.63	17.15	18.70

Diluted per share net income	$0.59	$0.58	$0.52
Return on average assets	1.33%	1.35%	1.39%
Return on average equity	17.63	17.15	18.36

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 60.1 percent of total revenue during the first quarter of 2003. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The general market rates of interest, including the deposit and loan rates offered by many financial institutions, are influenced by the Federal Reserve. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2002 at 4.75 percent and remained stable until the fourth quarter when the rate decreased 50 basis points to 4.25 percent. During 2003, the prime rate has remained at 4.25 percent. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner beginning 2002 at 1.75 percent and decreasing 50 basis points in the fourth quarter. During 2003, the federal funds rate has remained at 1.25 percent.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates. The Corporation is primarily funded by core deposits, with demand deposits historically being a strong source of funds. This lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin. However, in a sustained declining interest rate environment, such as the interest rate environment experienced since early 2001, the Corporation experiences compression of its net interest margin. This compression results from resistance to further reductions in interest rates paid on the Corporation's already low cost deposit base, which results in a disproportionately larger decrease in the yields on earning assets. Further analysis of the components of the Corporation's net interest margin is presented below.

   Net interest income on a taxable-equivalent basis totaled $79.5 million for the first quarter of 2003, compared to $79.9  for the fourth quarter of 2002 and $78.1 million for the first quarter of 2002. Taxable-equivalent net interest income for the first quarter of 2003 decreased $440 thousand from the fourth quarter of 2002 and increased $1.4 million from the first quarter of 2002. The decrease from the fourth quarter of 2002 was primarily due to a decrease in number of days in the quarter. Net interest income for the first quarter of 2003 included 90 days compared to 92 days for the fourth quarter of 2002. On an equivalent basis, considering the additional days, net interest income for the first quarter of 2003 would have effectively increased by approximately $1.3 million from the fourth quarter of 2002. The increase from the first quarter of 2002 and the effective increase from the fourth quarter of 2002 primarily resulted from increases in the average volume of earning assets. The average volume of earning assets for the first quarter of 2003 increased $561.0 million from the fourth quarter of 2002 and $1.1 billion from the first quarter of 2002.

   The majority of the growth in earning assets over the comparable periods was in federal funds sold and securities purchased under resale agreements. Funding for this growth was primarily provided by increases in dollar-roll repurchase agreements. During the fourth quarter of 2002, the Corporation began to leverage earning assets by utilizing dollar-roll repurchase agreements. By doing this, the Corporation is able to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resale agreements and the cost of the dollar-roll repurchase agreements. This spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and securities purchased under resale agreements, which had an average yield of 1.27 percent during the first quarter of 2003, the Corporation's net interest margin is negatively impacted. The average yield on earning assets decreased from 5.90 percent for the first quarter of 2002 and 5.34 percent for the fourth quarter of 2002 to 4.91 percent for the first quarter of 2003. Over the same time frame, the average cost of interest-bearing liabilities decreased from 1.66 percent for the first quarter of 2002 and 1.33 percent for the fourth quarter of 2002 to 1.11 percent for the first quarter of 2003. As a result of these changes, the Corporation's net interest margin decreased from 4.68 percent for the first quarter of 2002 and 4.41 percent for the fourth quarter of 2002 to 4.10 percent for the first quarter of 2003.

   Other earning asset growth of significance was in U.S. government agency securities, which had an average yield of 5.03 percent during the first quarter of 2003. Funding for this growth was primarily provided by deposit growth. The average cost of deposits was 0.97 percent during the first quarter of 2003. The average volume of loans, the Corporation's primary category of earning assets, remained fairly stable over the comparable periods and had an average yield of 5.38 percent during the first quarter of 2003.

   The following table presents the changes in net interest income and identifies the change due to differences in the average volume of earning assets and interest-bearing liabilities and the change due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to average volume or average interest rate change in proportion to the absolute amounts of the change in each.

	1st Quarter	1st Quarter
	2003 vs.	2003 vs.
	1st Quarter	4th Quarter
Change in Taxable-Equivalent Net Interest Income	2002	2002

Due to changes in average volume	$7,376	$3,803
Due to changes in average interest rates	(6,025)	(4,243)

Total change	$1,351	$(440)

Non-Interest Income

   Total non-interest income increased $2.3 million, or 4.6 percent, from the fourth quarter of 2002 and increased $3.5 million, or 7.3 percent, from the first quarter of 2002. Changes in the components of non-interest income are discussed below.

	Three Months Ended

	March 31,	December 31,	March 31,
Non-Interest Income	2003	2002	2002

Trust fees	$10,865	$11,609	$12,115
Service charges on deposit accounts	21,104	20,705	18,407
Insurance commissions	6,947	6,307	5,606
Other service, collection and exchange charges, commissions and fees	3,649	3,847	3,832
Other	9,408	7,210	8,499

Total	$51,973	$49,678	$48,459

   Trust fee income decreased $744 thousand, or 6.4 percent, from the fourth quarter of 2002 and decreased $1.3 million, or 10.3 percent, from the first quarter of 2002. The decreases were primarily related to decreases in estate fees and investment fees. Investment fees are the most significant component of trust fees, making up approximately 74 percent of total trust fees for the first quarter of 2003. Investment and other custodial account fees are generally based on the market value of assets within a trust account. The continued decline and volatility in the equity markets negatively impacts the market value of trust assets and the related investment fees. At March 31, 2003, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (40.0 percent of trust assets), equity securities (38.3 percent of trust assets) and cash equivalents (13.9 percent of trust assets). The market value of trust assets was $12.3 billion (including managed assets of $5.8 billion and custody assets of $6.5 million) at March 31, 2003, compared to $12.6 billion (including managed assets of $5.9 billion and custody assets of $6.7 million) at December 31, 2002 and $13.6 billion (including managed assets of $6.1 billion and custody assets of $7.5 million) at March 31, 2002.

   Service charges on deposit accounts for the first quarter of 2003 increased $399 thousand, or 1.9 percent, from the fourth of quarter 2002 and increased $2.7 million, or 14.7 percent, from the first quarter of 2002. The increases were primarily due to higher treasury management revenues on commercial accounts. These higher revenues resulted primarily from a lower earnings credit rate as well as higher levels of billable services. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for most of their services through fees rather than through the use of deposit balances. The increases were also partly due to an increase in overdraft fees on individual and commercial accounts.

   Insurance commissions increased $640 thousand, or 10.1 percent, from the fourth quarter of 2002 and increased $1.3 million, or 23.9 percent, from the first quarter of 2002. The increase in both periods was primarily the combined result of continued selling efforts and the effect of a tighter market for certain products resulting in higher insurance premiums and related commission revenues.

   Other service charges and fees decreased $198 thousand, or 5.1 percent, from the fourth quarter of 2002 and deceased $183 thousand, or 4.8 percent, from the first quarter of 2002. The decreases were primarily related to lower letter of credit fees due to the deferral of certain fees in accordance with a new accounting standard (see Note 7 - Accounting Changes in the accompanying notes to consolidated financial statements included elsewhere in this report), decreases in other items including income associated with the factoring of accounts receivable, money market income and mutual fund fees. Additionally, the Corporation experienced a decrease in investment banking corporate advisory fees compared to the first quarter of 2002. The decreases in other service charges and fees over the comparable periods were partly offset by the accelerated realization of deferred loan fees because of loan prepayments resulting from the lower interest rate environment.

   Other non-interest income increased $2.2 million, or 30.5 percent, from the fourth quarter of 2002 and increased $909 thousand, or 10.7 percent, from the first quarter of 2002. The increase from the fourth quarter of 2002 is primarily related to the seasonal effect of rebate income received from various insurance carriers related to the performance of insurance policies previously placed. The Corporation generally receives this income in the first quarter of each year. The increase from the first quarter of 2002 primarily resulted from increases in rebate income received from various insurance carriers, income from sales of annuity products and royalty income from mineral interests. The increase from these items was partly offset by a decrease in automated services income generated from a data processing center sold in the first quarter of 2002.

Non-Interest Expense

   Total non-interest expense increased $1.7 million, or 2.1 percent, from the fourth quarter of 2002 and increased $3.9 million, or 5.1 percent, from the first quarter of 2002. Changes in the components of non-interest expense are discussed below.

	Three Months Ended

	March 31,	December 31,	March 31,
Non-Interest Expense	2003	2002	2002

Salaries and wages	$36,497	$34,831	$34,534
Employee benefits	10,591	9,034	8,735
Net occupancy	7,070	7,008	7,347
Furniture and equipment	5,459	5,783	5,774
Intangible amortization	1,685	1,735	1,877
Other	19,769	21,025	18,856

Total	$81,071	$79,416	$77,123

   Salaries and wages increased $1.7 million, or 4.8 percent, from the fourth quarter of 2002 and increased $2.0 million, or 5.7 percent, from the first quarter of 2002. The increases over the comparable periods are primarily related to merit increases, and commissions paid in connection with increased revenues associated with Frost Insurance Agency.

   Employee benefits increased by $1.6 million, or 17.2 percent, when compared to the fourth quarter of 2002 and up $1.9 million, or 21.2 percent, from the first quarter of 2002. The increases over the comparable periods are primarily related to increased retirement plan expense, increased payroll taxes and increased 401(k) matching expense.

   Net occupancy expense for the first quarter of 2003 remained fairly stable compared the fourth quarter of 2002 and decreased $277 thousand, or 3.8 percent, from the first quarter of 2002. The decrease from the first quarter of 2002 was primarily the result of decreased lease expense resulting from the purchases of the twenty-one story Frost Bank office tower and the adjacent parking garage facility in downtown San Antonio, in the second quarter of 2002. The Corporation also experienced an increase in parking garage income as a result of the purchase. The impact of these items was partially offset by higher lease expense related to various other facilities and higher depreciation expense related to the purchased office tower and garage.

   Furniture and equipment expense decreased $324 thousand, or 5.6 percent, from the fourth quarter of 2002 and decreased $315 thousand, or 5.5 percent, from the first quarter of 2002. The decrease from the fourth quarter of 2002 is primarily related to decreases in software amortization and software maintenance expenses, which were partly offset by increased service contract expense. The decrease from the first quarter of 2002 is related to decreases in furniture and equipment depreciation and software amortization.

   Intangible amortization for the first quarter of 2003 remained fairly stable compared to the fourth quarter of 2002 and decreased $192 thousand, or 10.2 percent, compared with the first quarter of 2002. The decrease from the first quarter of 2002 is primarily related to the completion of the amortization of certain intangible assets in the first quarter of 2002.

   Other non-interest expense decreased $1.3 million, or 6.0 percent, from the fourth quarter of 2002 and increased $913 thousand, or 4.8 percent, from the first quarter of 2002. The largest portion of the decrease from the fourth quarter of 2002 related to losses associated with foreclosed assets and other professional expense. The Corporation realized losses on foreclosed assets of $711 thousand in the fourth quarter of 2002. Such losses were not significant during the first quarter of 2003. Other professional expense decreased $460 thousand from the fourth quarter of 2002. The increase from the first quarter of 2002 is primarily related to higher attorney fees and higher federal reserve service charges due to the lower interest rate environment.

Results of Segment Operations

   The Corporation's operations are managed along two operating segments: Banking and the Financial Management Group ("FMG"). A description of each business and the methodologies used to measure financial performance is described in Note 8 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

		Three Months Ended March 31,

		2003	2002

Banking		$31,985	$27,611
Financial Management Group		1,210	3,181
Non-Banks		(2,325)	(2,572)
Discontinued operations		-	(503)

Consolidated net income		$30,870	$27,717

Banking

   Net income totaled $32.0 million for the first quarter of 2003, increasing $4.4 million, or 15.8 percent, compared to $27.6 million for the first quarter of 2002. The increase in net income was primarily the result of a $1.5 million increase in net interest income, a $3.2 million decrease in the provision for possible loan losses and a $4.5 million increase in non-interest income. The impact of these items was partly offset by a $2.8 million increase in non-interest expense.

   Net interest income increased $1.5 million, despite the impact of the continued decline in market interest rates on the banking group's asset-sensitive balance sheet, primarily due to an increase in the average volume of earning assets. The impact of the increase in the average volume of earning assets was somewhat constrained as the majority of the growth in earning assets was in lower-yielding federal funds sold and securities purchased under resale agreements. See analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses totaled $3.6 million for the first quarter of 2003 compared to $6.8 million for the first quarter of 2002. See analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income increased $4.5 million, or 13.4 percent, from the first quarter of 2002 primarily due to increases in service charges on deposit accounts and insurance commissions. See analysis of service charges on deposit accounts and insurance commissions included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense increased $2.8 million, or 4.4 percent, from the first quarter of 2002. The increase was primarily related to increases in salaries and wages and employee benefits. Combined, these categories of non-interest expense increased $3.3 million. The increase was primarily the result of merit increases, increases in commissions paid in connection with increased revenues associated with FIA, increases in payroll taxes and increases related to 401(k) matching and retirement plan expense.

   FIA, which is included in the Banking operating segment, had gross revenues of $8.7 million during the first quarter of 2003 compared to $6.6 million in the first quarter of 2002. Insurance commissions were the largest component of these revenues, increasing $1.3 million, or 23.3 percent. The increase was primarily the result of continued selling efforts and the effect of a tighter market resulting in higher insurance premiums and related commission revenues. The remainder of the increase was primarily from increases in rebate income received from various insurance carriers related to the performance of insurance policies previously placed. The rebate income is seasonal in nature and is generally received in the first quarter of each year.

Financial Management Group

   Net income for the first quarter of 2003 totaled $1.2 million, decreasing $2.0 million, or 62.0 percent, compared to $3.2 million for the first quarter of 2002. The decrease was primarily due to decreases in net interest income and trust fee income and increases in salaries and wages, employee benefits and other non-interest expense.

Net interest income decreased $247 thousand primarily because the lower interest rate environment has reduced the funds transfer price paid on FMG's securities sold under repurchase agreements.

   Non-interest income decreased $1.3 million primarily due to decreases in estate fees, investment fees and other service charges. The impact of these items was partly offset by an increase in other non-interest income. Investment fees are the most significant component of trust fees, making up approximately 74 percent of total trust fees for the first quarter of 2003. Investment and other custodial account fees are generally based on the market value of assets within a trust account. The continued decline and volatility in the equity markets has had a negative impact on the market value of trust assets and the related investment fees. See analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion. Other service charges increased primarily due to increased mutual fund fees while other non-interest income increased primarily due to increases in income from sales of annuity products.

   Non-interest expense increased $1.2 million primarily due to increases in salaries and wages, employee benefits and other non-interest expense. The $557 thousand increase in salaries and wages and employee benefits was primarily the result of merit increases, increases in payroll taxes and increases related to 401(k) matching and retirement plan contributions. The $760 thousand increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The $247 thousand decrease in the net loss for Non-Banks operating segment for the first quarter of 2003 compared the first quarter of 2002 was primarily due to an increase in royalty income from mineral interests and other miscellaneous items.

Discontinued Operations

   During the third quarter of 2002 the Company discontinued all capital market related activities of Frost Securities, Inc. See Note 9 - Discontinued Operations in the accompanying notes to consolidated financial statements included elsewhere in this report.

Income Taxes

   The Corporation recognized income tax expense on continuing operations of $14.6 million, for an effective rate of 32.1 percent, in the first quarter of 2003, compared to $14.2 million, for an effective rate of 32.0 percent, in the fourth quarter of 2002, and $13.2 million, for an effective rate of 31.9 percent, in the first quarter of 2002. The effective income tax rates differed from the U.S. statutory rate of 35 percent during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Balance Sheet

   Average assets of $9.4 billion increased $556.4 million, or 25.1 percent, on an annualized basis from the fourth quarter of 2002 and increased $1.3 billion, or 16.6 percent, from the first quarter of 2002. Average loans for the first quarter of 2003 were $4.5 billion representing a 1.7 percent increase on an annualized basis from the fourth quarter of 2002. Average loans remained relatively flat compared to the first quarter of 2002. Average federal funds sold and securities purchased under resale agreements increased 253.0 percent on an annualized basis from the fourth quarter of 2002 and 603.5 percent from the first quarter of 2002. The increase in average federal funds sold and securities purchased under resale agreements was primarily the result of the Corporation's use of dollar-roll repurchase agreements to capitalize on yield spreads. See analysis of dollar-roll transactions under the section captioned "Net Interest Income" included elsewhere in this discussion. Total deposits averaged $7.3 billion for the first quarter of 2003, increasing $91.4 million, or 5.0 percent, on an annualized basis compared to the fourth quarter of 2002 and increasing $594.5 million, or 8.8 percent, compared to the first quarter of 2002.

Loans

   Loans, net of unearned discounts, totaled $4.5 billion at March 31, 2003, and remained relatively stable compared to December 31, 2002 and decreased $48.0 million, or 1.1 percent, from March 31, 2002. Excluding shared national credits purchased ("SNCs"), 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased 1.7 percent on an annualized basis from December 31, 2002 and increased 3.0 percent from March 31, 2002. SNCs, which are discussed further below, are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Additionally, the student loan portfolio decreased from last year as a result of the accelerated sale during the second quarter of 2002 of loans which normally would have been sold in the ordinary course of business over an extended period of time.

End of period loans were as follows:

	March 31,	Percentage	December 31,	March 31,
Loan Portfolio	2003	of Total	2002	2002

Commercial and industrial	$2,142,884	47.5%	$2,155,550	$2,052,952
Real estate:
Construction:
Commercial	335,120	7.4	315,340	390,724
Consumer	45,230	1.0	45,152	41,500
Land:
Commercial	152,030	3.4	158,271	120,496
Consumer	6,188	0.2	8,231	10,550
Commercial real estate mortgages	1,060,626	23.5	1,050,957	1,000,888
1-4 Family residential mortgages	161,248	3.6	179,077	224,372
Other consumer real estate	273,601	6.1	276,429	279,183

Total real estate	2,034,043	45.2	2,033,457	2,067,713
Consumer non-real estate:
Indirect	19,746	0.4	25,262	52,667
Other	304,236	6.7	289,190	371,197
Other, including foreign	18,383	0.4	23,295	20,851
Unearned discount	(8,197)	(0.2)	(7,841)	(6,288)

Total	$4,511,095	100.0%	$4,518,913	$4,559,092

   As shown in the table above, at March 31, 2003, the majority of the loan portfolio was comprised of commercial and industrial loans, which totaled $2.1 billion, or 47.5 percent of total loans, and real estate loans, which totaled $2.0 billion, or 45.2 percent of total loans. The real estate total includes both commercial and consumer balances.

   Excluding SNCs, commercial and industrial loans increased 1.3 percent on an annualized basis from December 31, 2002 to $1.9 billion and increased 5.9 percent from March 31, 2002. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios. At March 31, 2003, commercial leases totaled $60.7 million and asset-based loans totaled $47.5 million compared to $57.6 million and $49.8 million at December 31, 2002 and $43.5 million and $45.1 million at March 31, 2002.

   The Corporation had a total SNCs portfolio of approximately $225.7 million outstanding at March 31, 2003, decreasing from $239.4 million at December 31, 2002 and $237.2 million at March 31, 2002. At March 31, 2003, approximately 53 percent of outstanding SNCs were related to the energy industry with the remainder diversified throughout various other industries. Additionally, almost all of the outstanding balance of SNCs were included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of general policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services.

   Real estate loans totaled $2.0 billion at March 31, 2003 and remained relatively stable compared to December 31, 2002 and decreased $33.7 million, or 1.6 percent, from March 31, 2002. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $18.4 million, or 4.0 percent, on an annualized basis from December 31, 2002, and $29.5 million, or 1.6 percent, from March 31, 2002. Commercial real estate loans totaled $1.5 billion at March 31, 2003 and represented 76.1 percent of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2003, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate totaled $810.2 million at March 31, 2003, decreasing 6.4 percent on an annualized basis from December 31, 2002 and 17.3 percent from March 31, 2002. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans decreased 4.8 percent on an annualized basis from December 31, 2002 and 3.5 percent from March 31, 2002.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments - consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

		March 31,	December 31,	March 31,
Consumer Loan Portfolio		2003	2002	2002

Consumer real estate:
Construction		$45,230	$45,152	$41,500
Land		6,188	8,231	10,550
Other consumer real estate		273,601	276,429	279,183

Total consumer real estate		325,019	329,812	331,233
Consumer non-real estate		304,236	289,190	371,197
Indirect		19,746	25,262	52,667
1-4 Family residential mortgages		161,248	179,077	224,372

Total Consumer loans		$810,249	$823,341	$979,469

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, student loans and other similar types of credit facilities. Consumer non-real estate loans increased 20.8 percent on an annualized basis from December 31, 2002 and decreased 18.0 percent from March 31, 2002. The increase from December 31, 2002 was primarily related to an increase in student loans. Excluding student loans, consumer non-real estate loans decreased 3.5 percent on an annualized basis from December 31, 2002. The majority of the decrease in consumer non-real estate loans from March 31, 2002 was the result of the acceleration in sales of student loans during the second quarter of 2002 that would have normally been sold in the ordinary course of business over an extended period of time.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2001. At March 31, 2003, the majority of the portfolio was comprised of purchased home improvement and home equity loans (53.1 percent), as well as new and used automobile loans (43.9 percent). The portfolio is not expected to completely pay off before December 31, 2003 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time.

   The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. Although this portfolio will continue to decline due to the decision to withdraw from the mortgage origination business, high levels of mortgage refinances due to the low interest rate environment have accelerated the decrease.

   Loans to borrowers in Mexico, which are secured by liquid assets held in the United States, were $11.3 million at March 31, 2003, $9.6 million at December 31, 2002 and $10.3 million at March 31, 2002. The Corporation's cross-border credits outstanding to Mexico excluding these loans totaled $328 thousand at March 31, 2003 down from $368 thousand at December 31, 2002 and from $415 thousand at March 31, 2002. At March 31, 2003 and 2002, none of the Mexico-related loans were on non-performing status.

Commitments to Extend Credit

   In the normal course of business, the Corporation enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheets. These transactions are referred to as "off-balance-sheet commitments." The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Corporation minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

   The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Commitments to extend credit totaled $2.3 billion at March 31, 2003, $2.1 billion at December 31, 2002 and $2.3 billion at March 31, 2002.

   Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation's policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. Standby letters of credit totaled $174.2 million at March 31, 2003, $159.3 million at December 31, 2002 and $125.8 million at March 31, 2002. As of March 31, 2003, in accordance with a new accounting standard, $498 thousand has been recorded as a liability for the Corporation's potential obligations under these guarantees. No liability was recorded for these guarantees prior to January 1, 2003. See Note 7 - Accounting Changes in the accompanying notes to consolidated financial statements included elsewhere in this report.

Non-Performing Assets

Non-performing assets and accruing past due loans were as follows:

March 31,		December 31,	March 31,
Non-Performing Assets	2003	2002	2002

Non-accrual loans:
Real estate	$14,053	$11,702	$9,760
Commercial and industrial	21,621	19,878	25,548
Other	3,426	3,281	1,182

Total non-accrual loans	39,100	34,861	36,490

Foreclosed assets:
Real estate	8,961	8,005	3,968
Other	48	42	171

Total foreclosed assets	9,009	8,047	4,139

Total non-performing assets	$48,109	$42,908	$40,629

Accruing Past Due Loans
30 to 89 days past due	$40,836	$30,766	$29,345
90 or more days past due	11,290	9,081	6,568

Total accruing loans past due	$52,126	$39,847	$35,913

   Non-performing assets totaled $48.1 million at March 31, 2003 increasing 12.1 percent from $42.9 million at December 31, 2002 and increasing 18.4 percent from $40.6 million at March 31, 2002. Non-performing assets as a percentage of total loans and foreclosed assets increased to 1.06 percent at March 31, 2003 from 0.95 percent at December 31, 2002 and 0.89 percent at March 31, 2002. The increase during the first quarter of 2003 was primarily related to real estate and commercial and industrial loans.

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2003, the Corporation had $19.3 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. Approximately 56 percent of the total is related to a single credit to a company in several gas-related and equipment distribution businesses. Weakness in such company's operating performance combined with a slowdown in certain business sectors has caused us to heighten the attention given to this credit.

   The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $406 thousand for the first quarter of 2003, compared to $365 thousand for the fourth quarter of 2002 and $561 thousand for the first quarter of 2002.

Allowance for Possible Loan Losses

   The allowance for possible loan losses totaled $83.4 million, or 1.85 percent of loans at March 31, 2003, compared to $82.6 million, or 1.83 percent of loans at December 31, 2002 and $77.3 million, or 1.70 percent of loans at March 31, 2002. The allowance for possible loan losses as a percentage of non-accrual loans was 213.3 percent at March 31, 2003, compared to 236.9 percent at December 31, 2002 and 211.8 percent at March 31, 2002.

Net loan charge-offs (recoveries) were as follows:

		Quarter Ended

March 31,		December 31,	March 31,
	2003	2002	2002

Real estate	$285	$841	$59
Commercial and industrial	2,211	1,986	1,900
Consumer	278	592	413
Other, including foreign	-	(3)	9

Total charge-offs	$2,774	$3,416	$2,381

Provision for possible loan losses	$3,600	$4,500	$6,800
Allowance for possible loan losses	83,410	82,584	77,300

   Charge-offs are loan balances that have been written off against the allowance for possible loan losses once the loan is determined to be uncollectible. As a percentage of average loans, net charge-offs were 0.25 percent in the first quarter of 2003 compared to 0.28 percent in the fourth quarter of 2002 and 0.21 percent in the first quarter of 2002. The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $900 thousand from the fourth quarter of 2002 and $3.2 million from the first quarter of 2002. Higher provisions were considered necessary during 2002 due to the overall uncertainty in the economy. While economic conditions remain uncertain, management believes the current level of the allowance for possible loan losses is adequate based on current loan portfolio quality. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   At March 31, 2003, shareholders' equity totaled $718.3 million compared to $703.8 million at December 31, 2002 and $604.2 million at March 31, 2002. In addition to net income of $30.9 million, changes in shareholders' equity during the first quarter of 2003 included $11.3 million of dividends paid. The accumulated other comprehensive income component of shareholders' equity totaled $26.1 million at March 31, 2003 compared to $32.5 million as of December 31, 2002. This change resulted from the decline in the fair value of securities available for sale, net of taxes, of $6.4 million as of March 31, 2003. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and Total Capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 5 - Capital in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid a quarterly dividend of $0.22 per common share during both the first quarter of 2003 and fourth quarter of 2002 and a quarterly dividend of $0.215 per common share in the first quarter of 2002. This equates to a dividend payout ratio of 36.6 percent, 37.4 percent and 39.7 percent for each of these periods, respectively. In addition, the Corporation initiated a program during the third quarter of 2001 to repurchase up to 2.6 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. The Corporation did not repurchase any shares under this program during the first quarter of 2003. As of March 31, 2003, 1.2 million shares at a cost of $39.2 million had been repurchased under this program.

   Funding sources available at the holding company level include a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at March 31, 2003.

   Liquidity measures the ability to meet current and future cash flow needs as they become due. The Corporation seeks to ensure these needs are met at a reasonable cost by maintaining a level of liquid funds through asset/liability management.

   Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and federal funds sold and securities purchased under resale agreements.

   Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in the Corporation's natural trade area that maintain accounts with and sell federal funds to Frost Bank, as well as federal funds purchased and securities sold under repurchase agreements from upstream banks. The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Corporation.

Consolidated Average Balance Sheets and Net Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2003			December 31, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$10,690	$42	1.59%	$13,220	$30	0.90%
Securities:
U.S. Treasury	13,985	52	1.50	16,543	91	2.17
U.S. government agencies and corporations	2,293,277	28,829	5.03	2,033,449	27,529	5.42
States and political subdivisions
Tax-exempt	198,505	3,307	6.66	191,919	3,429	7.15
Taxable	1,996	33	6.58	2,240	37	6.61
Other	35,848	322	3.61	34,598	339	3.92

Total securities	2,543,611	32,543	5.12	2,278,749	31,425	5.52
Federal funds sold and securities purchased
under resale agreements	722,336	2,286	1.27	442,473	1,579	1.40
Loans, net of unearned discount	4,534,405	60,155	5.38	4,515,604	64,241	5.64

Total Earning Assets and Average Rate Earned	7,811,042	95,026	4.91	7,250,046	97,275	5.34
Cash and due from banks	1,071,671			1,104,180
Allowance for possible loan losses	(83,485)			(82,499)
Premises and equipment, net	169,186			171,581
Accrued interest receivable and other assets	459,305			427,990

Total Assets	$9,427,719			$8,871,298

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$1,996,745			$2,023,906
Correspondent banks	842,247			793,306
Public funds	56,332			48,779

Total demand deposits	2,895,324			2,865,991
Interest-bearing deposits:
Savings and interest-on-checking	1,015,103	272	0.11	992,806	354	0.14
Money market deposit accounts	2,014,095	5,393	1.09	1,933,820	5,874	1.20
Time accounts	1,072,929	3,934	1.49	1,118,686	4,984	1.77
Public funds	345,697	1,052	1.23	340,398	1,103	1.30

Total time deposits	4,447,824	10,651	0.97	4,385,710	12,316	1.11

Total deposits	7,343,148			7,251,701
Federal funds purchased and securities sold
under repurchase agreements	922,834	1,422	0.62	512,323	1,377	1.05
Guaranteed preferred beneficial interests in
junior subordinated deferrable interest
debentures	98,685	2,119	8.60	98,671	2,119	8.60
Subordinated notes payable and other notes
payable	149,466	1,230	3.29	149,433	1,385	3.71
Other borrowings	14,532	127	3.56	18,331	162	3.51

Total Interest-Bearing Funds and Average
Rate Paid	5,633,341	15,549	1.11	5,164,468	17,358	1.33

Accrued interest payable and other liabilities	188,866			143,119

Total Liabilities	8,717,531			8,173,578
Shareholders' Equity	710,188			697,720

Total Liabilities and Shareholders' Equity	$9,427,719			$8,871,298

Net interest income		$79,477			$79,917

Net interest spread			3.79%			4.00%

Net interest income to total average earning assets			4.10%			4.41%

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Net Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2002			June 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$14,312	$54	1.50%	$13,868	$65	1.89%
Securities:
U.S. Treasury	45,716	221	1.92	58,028	290	2.00
U.S. government agencies and corporations	1,887,692	27,040	5.73	1,865,691	27,470	5.89
States and political subdivisions
Tax-exempt	182,171	3,099	6.80	176,419	3,078	6.98
Taxable	2,248	37	6.58	2,229	37	6.64
Other	34,765	339	3.90	33,965	348	4.10

Total securities	2,152,592	30,736	5.71	2,136,332	31,223	5.85
Federal funds sold and securities purchased
under resale agreements	316,848	1,411	1.74	112,638	524	1.84
Loans, net of unearned discount	4,511,565	67,087	5.90	4,587,665	67,896	5.94

Total Earning Assets and Average Rate Earned	6,995,317	99,288	5.64	6,850,503	99,708	5.83
Cash and due from banks	836,049			766,820
Allowance for possible loan losses	(80,555)			(79,512)
Premises and equipment, net	173,333			154,785
Accrued interest receivable and other assets	394,940			397,713

Total Assets	$8,319,084			$8,090,309

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$1,947,332			$1,869,124
Correspondent banks	534,577			472,994
Public funds	48,539			38,442

Total demand deposits	2,530,448			2,380,560
Interest-bearing deposits:
Savings and interest-on-checking	977,977	480	0.19	1,023,782	490	0.19
Money market deposit accounts	1,866,489	6,367	1.35	1,818,573	5,783	1.28
Time accounts	1,153,949	5,813	2.00	1,164,320	6,347	2.19
Public funds	322,799	1,221	1.50	332,982	1,256	1.51

Total time deposits	4,321,214	13,881	1.27	4,339,657	13,876	1.28

Total deposits	6,851,662			6,720,217
Federal funds purchased and securities sold
under repurchase agreements	406,404	1,486	1.43	353,525	1,310	1.47
Guaranteed preferred beneficial interests in
junior subordinated deferrable interest
debentures	98,657	2,119	8.59	98,644	2,119	8.59
Subordinated notes payable and other notes
payable	149,793	1,403	3.75	151,996	1,466	3.86
Other borrowings	19,396	174	3.57	19,325	173	3.60

Total Interest-Bearing Funds and Average
Rate Paid	4,995,464	19,063	1.51	4,963,147	18,944	1.53

Accrued interest payable and other liabilities	125,846			119,790

Total Liabilities	7,651,758			7,463,497
Shareholders' Equity	667,326			626,812

Total Liabilities and Shareholders' Equity	$8,319,084			$8,090,309

Net interest income		$80,225			$80,764

Net interest spread			4.13%			4.30%

Net interest income to total average earning assets			4.56%			4.72%

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Net Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2002

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$15,504	$50	1.30%
Securities:
U.S. Treasury	14,065	85	2.47
U.S. government agencies and corporations	1,869,473	27,917	5.97
States and political subdivisions
Tax-exempt	177,035	3,086	6.97
Taxable	2,234	37	6.62
Other	29,328	268	3.65

Total securities	2,092,135	31,393	6.00
Federal funds sold and securities purchased
under resale agreements	102,674	476	1.85
Loans, net of unearned discount	4,533,639	66,707	5.97

Total Earning Assets and Average Rate Earned	6,743,952	98,626	5.90
Cash and due from banks	866,962
Allowance for possible loan losses	(74,912)
Premises and equipment, net	147,677
Accrued interest receivable and other assets	401,632

Total Assets	$8,085,311

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$1,927,435
Correspondent banks	408,367
Public funds	43,689

Total demand deposits	2,379,491
Interest-bearing deposits:
Savings and interest-on-checking	1,020,878	475	0.19
Money market deposit accounts	1,808,156	5,835	1.31
Time accounts	1,186,800	7,624	2.61
Public funds	353,275	1,377	1.58

Total time deposits	4,369,109	15,311	1.42

Total deposits	6,748,600
Federal funds purchased and securities sold
under repurchase agreements	327,692	1,187	1.45
Guaranteed preferred beneficial interests in
junior subordinated deferrable interest
debentures	98,630	2,119	8.60
Subordinated notes payable and other notes
payable	152,170	1,648	4.33
Other borrowings	22,929	235	4.16

Total Interest-Bearing Funds and Average
Rate Paid	4,970,530	20,500	1.66

Accrued interest payable and other liabilities	123,173

Total Liabilities	7,473,194
Shareholders' Equity	612,117

Total Liabilities and Shareholders' Equity	$8,085,311

Net interest income		$78,126

Net interest spread			4.24%

Net interest income to total average earning assets			4.68%

The above information is shown on a taxable-equivalent basis assuming a 35 percent tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   There has been no significant change in the market risks faced by the Corporation since December 31, 2002. For information regarding the Corporation's market risk, refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

   Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with participation of Cullen/Frost's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. No significant changes were made in Cullen/Frost's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II: Other Information

Item 1. Legal Proceedings

   The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting its business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation's financial statements.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.

(Registrant)

Date: April 23, 2003	By: /s/ Phillip D. Green

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Richard W. Evans, Jr.

Richard W. Evans, Jr.
Chief Executive Officer

April 23, 2003

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

April 23, 2003