Form 10-K/A
period 2002-12-31
CULLEN FROST BANKERS INC
filed 2003-04-30
CIK 39263

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ]

As of June 28, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,758,247,597.

As of March 14, 2003, there were 51,337,275 shares of the registrant's common stock, $.01 par value, outstanding.

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A

Amendment to Application or Report Filed Pursuant to Section 12, 13, or 15(d) of The Securities Exchange Act of 1934

CULLEN/FROST BANKERS, INC.
(Exact name of registrant as specified in its charter)

Amendment No. 1 to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2002

Explanatory Note

Cullen/Frost Bankers, Inc. is filing this Amendment No. 1 on Form 10-K/A pursuant to Exchange Act Rule 15d-21 solely to add Exhibit 23.2 and Exhibit 99.1 to its Annual Report on Form 10-K for the year ended December 31, 2002, which was originally filed on March 28, 2003. Such exhibits, which are set forth below, contain certain information required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc.

23.2	Consent of Independent Auditors related to their report dated March 21, 2003 with respect to the financial statements of the 1991 Thrift Incentive Stock Purchase Plan.

99.1

The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal year ended December 31, 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	1.	Financial Statements -- Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	2.	The Financial Statement Schedules are omitted, as the required information is included in the annual report.
	3.	Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit Number

3.1	--	Restated Articles of Incorporation, of Cullen/Frost Bankers, Inc. (8)
3.2	--	Amended By-Laws of Cullen/Frost Bankers, Inc. (5)
4.1	--	Shareholder Protection Rights Agreement dated as of February 1, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as Rights Agent (7)
10.1	--	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)(6)*
10.2	--	The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (1)*
10.3	--	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (2)*
10.4	--	Cullen/Frost Bankers, Inc. Restricted Stock Plan (3)*
10.5	--	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan (4)*
10.6	--	Cullen/Frost Bankers, Inc. 1997 Director Stock Plan (10)
10.7	--	Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended (9)*
10.8	--	Change-In-Control Agreements with 3 Executive Officers (8)*
10.9	--	Cullen/Frost Bankers, Inc. 2001 Stock Plan (9)*
10.10	--	Retirement Agreement with a former Executive Officer*+
10.11	--	Deferred Compensation Plan for Covered Employees*+
21.1	--	Subsidiaries of Cullen/Frost Bankers, Inc.+
23.1	--	Consent of Independent Auditors+
23.2	--	Consent of Independent Auditors related to their report dated March 21, 2003 with respect to the financial statements of the 1991 Thrift Incentive Stock Purchase Plan.
24.1	--	Power of Attorney+
99.1	--

The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal year ended December 31, 2002.

*		Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

+		Previously filed.

(1)		Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Registration Statement on Form S-8 filed October 31, 1990 (File No. 33-37500)

(2)		Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Registration Statement on Form S-8 filed March 18, 1991 (File No. 33-39478)

(3)		Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Registration Statement on Form S-8 filed October 20, 1992 (File No. 33-53492)

(4)		Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-7275)

(5)		Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K/A for the Year Ended December 31, 1995 (File No. 0-7275)

(6)	Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 1998 (File No. 0-7275)

(7)	Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Registration Statement on Form 8-A12B dated February 1, 1999 (File No. 0-7275)

(8)	Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Annual Report on Form 10-K for the Year Ended December 31, 2000 (File No. 0-7275)

(9)	Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Registration Statement on Form S-8 filed September 4, 2001 (File No. 33-68928)

(10)	Incorporated herein by reference to the designated Exhibits to Cullen/Frost's Registration Statement on Form S-8 filed December 23, 2002 (File No. 333-102133)

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Cullen/Frost Bankers, Inc.

(Registrant)

Date:	April 29, 2003	By:	/s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
And Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)

Certification

I, Richard W. Evans, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Cullen/Frost Bankers, Inc.;

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard W. Evans, Jr.

Richard W. Evans, Jr.
Chief Executive Officer

April 29, 2003

Certification

I, Phillip D. Green, certify that:

1. I have reviewed this annual report on Form 10-K of Cullen/Frost Bankers, Inc.;

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President and Chief Financial Officer

April 29, 2003

EXHIBIT INDEX

Exhibit
Number	Description

23.2	Consent of Independent Auditors related to their report dated March 21, 2003 with respect to the financial statements of the 1991 Thrift Incentive Stock Purchase Plan.

99.1

The financial statements and exhibits required by Form 11-K with respect to the 1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. for the fiscal year ended December 31, 2002.