Form 10-Q
period 2003-06-30
CULLEN FROST BANKERS INC
filed 2003-07-23
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here.
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

(210) 220-4011
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act). Yes [ X ] No [ ]

As of July 16, 2003, there were 51,469,792 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended June 30,	Six Months Ended June 30,

2003	2002	2003	2002

Interest income:
Loans, including fees	$59,021	$67,791	$119,063	$134,393
Securities:
Taxable	29,063	28,144	58,299	56,448
Tax-exempt	2,114	1,975	4,231	3,956
Interest-bearing deposits	23	54	65	96
Federal funds sold and securities purchased under resale agreements	3,202	524	5,488	1,000

Total interest income	93,423	98,488	187,146	195,893

Interest expense:
Deposits	10,133	13,876	20,784	29,187
Federal funds purchased and securities sold under repurchase agreements	1,153	1,310	2,575	2,497
Guaranteed preferred beneficial interests in junior subordinated
deferrable interest debentures	2,119	2,119	4,238	4,238
Subordinated notes payable and other borrowings	1,284	1,639	2,641	3,522

Total interest expense	14,689	18,944	30,238	39,444

Net interest income	78,734	79,544	156,908	156,449
Provision for possible loan losses	3,446	5,396	7,046	12,196

Net interest income after provision for possible loan losses	75,288	74,148	149,862	144,253

Non-interest income:
Trust fees	12,206	12,073	23,071	24,188
Service charges on deposit accounts	21,752	19,585	42,856	37,992
Insurance commissions	6,536	5,537	13,483	11,143
Other service, collection and exchange charges, commissions and fees	4,440	5,005	8,089	8,837
Net gain on securities transactions	-	88	-	88
Other	10,261	9,851	19,669	18,350

Total non-interest income	55,195	52,139	107,168	100,598

Non-interest expense:
Salaries and wages	35,523	33,974	72,020	68,508
Employee benefits	9,420	8,473	20,011	17,208
Net occupancy	7,372	7,326	14,442	14,673
Furniture and equipment	5,395	5,545	10,854	11,319
Intangible amortization	1,380	1,735	3,065	3,612
Other	21,126	20,506	40,895	39,362

Total non-interest expense	80,216	77,559	161,287	154,682

Income from continuing operations before income taxes	50,267	48,728	95,743	90,169
Income taxes	16,034	15,651	30,640	28,872

Income from continuing operations	34,233	33,077	65,103	61,297
Loss from discontinued operations, net of tax (Note 11)	-	(424)	-	(927)

Net income	$34,233	$32,653	$65,103	$60,370

Basic per share:
Income from continuing operations	$0.67	$0.65	$1.27	$1.20
Net income	0.67	0.64	1.27	1.18

Diluted per share:
Income from continuing operations	$0.65	$0.62	$1.25	$1.15
Net income	0.65	0.61	1.25	1.13

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2003	2002	2002

Assets:
Cash and due from banks	$1,075,705	$1,331,136	$1,038,195
Interest-bearing deposits	1,730	8,661	9,354
Federal funds sold and securities purchased under resale agreements	1,266,250	724,150	93,275

Total cash and cash equivalents	2,343,685	2,063,947	1,140,824

Securities held to maturity, at amortized cost	30,723	36,135	42,781
Securities available for sale, at estimated fair value	2,679,609	2,417,126	2,069,187
Trading account securities	4,643	4,995	-
Loans, net of unearned discounts	4,461,551	4,518,913	4,497,905
Less: Allowance for possible loan losses	(83,410)	(82,584)	(78,577)

Net loans	4,378,141	4,436,329	4,419,328
Premises and equipment, net	166,540	169,927	173,734
Goodwill	98,873	97,838	96,551
Other intangible assets, net	18,822	21,330	26,352
Cash surrender value of life insurance policies	107,159	104,650	105,974
Accrued interest receivable and other assets	201,587	202,525	169,758

Total assets	$10,029,782	$9,554,802	$8,244,489

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,382,670	$3,229,052	$2,530,753
Interest-bearing deposits	4,519,667	4,399,091	4,310,457

Total deposits	7,902,337	7,628,143	6,841,210

Federal funds purchased and securities sold under repurchase agreements	977,779	811,218	370,220
Subordinated notes payable and other borrowings	160,422	168,164	170,457
Guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures, net	100,000	100,000	100,000
Accrued interest payable and other liabilities	139,430	143,487	114,755

Total liabilities	9,279,968	8,851,012	7,596,642

Shareholders' Equity:
Common stock, par value $.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Surplus	197,448	196,830	195,039
Retained earnings	589,998	549,422	517,700
Deferred compensation	(1,619)	(1,957)	(2,976)
Accumulated other comprehensive income, net of tax	32,438	32,548	17,843
Treasury stock, 2,097,744, 2,266,141 and 2,541,624 shares, at cost	(68,987)	(73,589)	(80,295)

Total shareholders' equity	749,814	703,790	647,847

Total liabilities and shareholders' equity	$10,029,782	$9,554,802	$8,244,489

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands)

	Six Months Ended
	June 30,

	2003	2002

Total shareholders' equity at beginning of period	$703,790	$594,919

Comprehensive income:

Net income	65,103	60,370
Other comprehensive income:
Change in fair value of securities available for sale of $(170) in 2003 and $49,086 in 2002, net of reclassification adjustment of $(88) in 2002 and tax effect of $60 in 2003 and $(17,150) in 2002	(110)	31,848

Total comprehensive income	64,993	92,218

Stock option exercises and employee stock purchase plan purchases	3,710	7,560
Tax benefit from stock option exercises	618	3,090
Purchase of treasury stock	-	(28,733)
Repurchase of restricted stock	-	(54)
Amortization of deferred compensation	338	1,064
Cash dividends	(23,635)	(22,217)

Total shareholders' equity at end of period	$749,814	$647,847

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,

	2003	2002

Net income	$65,103	$60,370
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	7,046	12,196
Deferred tax benefit	(2,315)	(3,495)
Accretion of loan discounts	(1,925)	(2,473)
Securities (discount accretion) premium amortization, net	(24)	942
Net gain on sale of assets	(2,923)	(2,843)
Net gain on securities transactions	-	(88)
Depreciation and amortization	12,908	13,599
Tax benefit from stock option exercises	618	3,090
Amortization of deferred compensation	338	1,064
Earnings on life insurance policies	(2,509)	(2,545)
Net change in:
Trading account securities	352	118
Loans held for sale	17,907	91,234
Accrued interest receivable and other assets	(1,015)	122,296
Accrued interest payable and other liabilities	(4,899)	(19,052)

Net cash from operating activities	88,662	274,413

Investing Activities
Securities held to maturity:
Purchases	(1,000)	-
Maturities, calls and principal repayments	6,401	8,421
Securities available for sale:
Purchases	(5,859,461)	(3,863,139)
Sales	4,989,065	3,662,176
Maturities, calls and principal repayments	607,778	285,195
Net change in loans	34,570	(74,155)
Net cash (paid) received in acquisitions	(750)	19,163
Proceeds from sales of premises and equipment	1,091	1,276
Purchases of premises and equipment	(4,400)	(35,938)
Proceeds from sales of repossessed properties	4,694	460

Net cash from investing activities	(222,012)	3,459

Financing Activities
Net change in deposits	274,194	(278,541)
Net change in short-term borrowings	166,561	64,836
Principal payments on notes payable and other borrowings	(7,742)	(10,601)
Proceeds from stock option exercises and employee stock purchase plan purchases	3,710	7,560
Purchase of treasury stock	-	(28,733)
Repurchase of restricted stock	-	(54)
Cash dividends paid	(23,635)	(22,217)

Net cash from financing activities	413,088	(267,750)

Net change in cash and cash equivalents	279,738	10,122
Cash and equivalents at beginning of period	2,063,947	1,130,702

Cash and equivalents at end of period	$2,343,685	$1,140,824

Supplemental disclosures:
Cash paid for interest	$31,663	$40,318
Cash paid for income taxes	14,828	18,418

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (table amounts in thousands, except per share amounts) Note 1 - Basis of Presentation

   Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout 12 Texas markets. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing.

   The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of Cullen/Frost and its wholly owned subsidiaries (collectively referred to as the "Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2002, included in the Corporation's Annual Report on Form 10-K filed with the SEC on March 28, 2003 (the "2002 Form 10-K"). Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003, or any future period.

   The accounting and reporting policies followed by the Corporation conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses is particularly subject to change.

Certain reclassifications have been made to make prior periods comparable, including the effects of discontinued operations (See Note 11 - Discontinued Operations).

   The Corporation accounts for stock-based employee compensation plans based on the "intrinsic value method" provided in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

   Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 9 - Stock-Based Compensation use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2003				December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. Government agencies and corporations	$27,495	$1,016	$-	$28,511	$33,556	$1,273	$2	$34,827
States and political subdivisions	2,103	145	-	2,248	2,454	156	-	2,610
Other	1,125	-	39	1,086	125	-	-	125

Total	$30,723	$1,161	$39	$31,845	$36,135	$1,429	$2	$37,562

Securities Available for Sale:
U.S. Treasury	$8,425	$-	$1	$8,424	$16,991	$12	$-	$17,003
U.S. Government agencies and corporations	2,360,518	71,001	1,175	2,430,344	2,090,705	75,970	6	2,166,669
State and political subdivisions	193,053	13,076	-	206,129	191,944	7,205	110	199,039
Other	34,712	-	-	34,712	34,415	-	-	34,415

Total	$2,596,708	$84,077	$1,176	$2,679,609	$2,334,055	$83,187	$116	$2,417,126

   Securities with a fair value totaling $1.1 billion at June 30, 2003 and $1.4 billion at December 31, 2002 were pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes, as required or permitted by law. Obligations of U.S. government agencies and corporations classified as available for sale in the table above included securities loaned in connection with dollar-roll repurchase agreements with a fair value totaling $519.7 million at June 30, 2003 and $395.7 million at December 31, 2002.

Note 3 - Loans

Loans were as follows:

	June 30,	Percentage	December 31,	Percentage
	2003	of Total	2002	of Total

Commercial and industrial	$2,108,656	47.3%	$2,155,550	47.7%
Real estate:
Construction:
Commercial	359,651	8.1	315,340	7.0
Consumer	35,349	0.8	45,152	1.0
Land:
Commercial	153,562	3.4	158,271	3.5
Consumer	5,553	0.1	8,231	0.2
Commercial real estate mortgages	1,072,496	24.0	1,050,957	23.2
1-4 Family residential mortgages	145,714	3.3	179,077	4.0
Other consumer real estate	276,729	6.2	276,429	6.1

Total real estate	2,049,054	45.9	2,033,457	45.0
Consumer:
Indirect	14,849	0.3	25,262	0.6
Other	272,327	6.1	289,190	6.4
Other, including foreign	24,365	0.6	23,295	0.5
Unearned discount	(7,700)	(0.2)	(7,841)	(0.2)

Total	$4,461,551	100.0%	$4,518,913	100.0%

   Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $37.2 million at June 30, 2003 and $34.9 million at December 31, 2002. Accruing loans past due more than 90 days totaled $6.9 million at June 30, 2003 and $9.1 million at December 31, 2002.

   Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans were as follows:

		June 30,		December 31,
		2003		2002

Impaired loans with no allocated allowance		$9,746		$9,769
Impaired loans with an allocated allowance		23,036		19,247

Total recorded investment in impaired loans		$32,782		$29,016

Amount of the allowance allocated		$11,316		$9,275

   All impaired loans are included in non-performing assets. The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $33.7 million and $32.1 million during the three and six months ended June 30, 2003 and $29.8 million for both the three and six months ended June 30, 2002. No interest income was recognized on these loans subsequent to their classification as impaired.

   Loans to borrowers in Mexico (denominated in U.S. dollars) totaled approximately $16.1 million at June 30, 2003. Approximately $7.5 million of these loans were collateralized by assets held by the Corporation. None of the Mexico-related loans was on non-performing status at June 30, 2003.

Note 4 - Allowance for Possible Loan Losses

   The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Balance at the beginning of the period	$83,410	$77,300	$82,584	$72,881
Provision for possible loan losses	3,446	5,396	7,046	12,196
Net charge-offs:
Losses charged to the allowance	(4,620)	(6,232)	(8,552)	(9,958)
Recoveries	1,174	2,113	2,332	3,458

Net charge-offs	(3,446)	(4,119)	(6,220)	(6,500)

Balance at the end of the period	$83,410	$78,577	$83,410	$78,577

Note 5 - Deposits

Deposits were as follows:

June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
2003	of Total	2002	of Total	2002	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$2,291,877	29.0%	$2,165,033	28.4%	$1,982,823	29.0%
Correspondent banks	1,027,568	13.0	1,001,713	13.1	499,420	7.3
Public funds	63,225	0.8	62,306	0.8	48,510	0.7

Total non-interest-bearing demand deposits	3,382,670	42.8	3,229,052	42.3	2,530,753	37.0

Interest-bearing deposits:
Savings and Interest-On-Checking	1,040,173	13.2	1,030,227	13.5	979,094	14.3
Money market accounts	2,143,355	27.1	1,925,924	25.3	1,830,729	26.8
Time accounts under $100,000	444,658	5.6	477,957	6.3	508,377	7.4
Time accounts of $100,000 or more	555,553	7.0	612,183	8.0	655,532	9.6
Public funds	335,928	4.3	352,800	4.6	336,725	4.9

Total interest-bearing deposits	4,519,667	57.2	4,399,091	57.7	4,310,457	63.0

Total deposits	$7,902,337	100.0%	$7,628,143	100.0%	$6,841,210	100.0%

Deposits from foreign sources, primarily Mexico, totaled $672.1 million at June 30, 2003 and $691.1 million at December 31, 2002.

Note 6 - Commitments and Contingencies

   Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Corporation enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Corporation minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

   The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Commitments to extend credit totaled $2.1 billion at both June 30, 2003 and December 31, 2002.

   Stand-by Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation's policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. Standby letters of credit totaled $167.2 million at June 30, 2003 and $159.3 million at December 31, 2002. As of June 30, 2003, in accordance with a new accounting standard, the Corporation has an accrued liability of $671 thousand related to potential obligations under these guarantees. No liability was recorded for these guarantees prior to January 1, 2003. See Note 13 - New Accounting Standards.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.3 million and $6.6 million for the three and six months ended June 30, 2003 and $3.9 million and $7.9 million for the three and six months ended June 30, 2002. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2002. See the 2002 Form 10-K for information regarding these commitments.

   Litigation. The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation's financial statements.

Note 7 - Capital

   Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

   Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted quarterly average assets (as defined).

   Cullen/Frost's and Frost Bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $100 million of 8.42 percent trust preferred securities. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital plus $150 million of 6.875 percent subordinated notes payable and a permissible portion of the allowance for possible loan losses.

   The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category and certain off-balance-sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets.

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

June 30, 2003
Total Capital to Risk-Weighted Assets
Cullen/Frost	$907,432	14.79%	$490,997	8.00%	N/A	N/A
Frost Bank	869,994	14.19	490,632	8.00	$613,290	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	681,725	11.11	245,498	4.00	N/A	N/A
Frost Bank	644,343	10.51	245,316	4.00	367,974	6.00
Leverage Ratio
Cullen/Frost	681,725	7.10	384,179	4.00	N/A	N/A
Frost Bank	644,343	6.72	383,798	4.00	479,748	5.00

December 31, 2002
Total Capital to Risk-Weighted Assets
Cullen/Frost	$859,518	14.16%	$485,529	8.00%	N/A	N/A
Frost Bank	814,889	13.44	485,188	8.00	$606,485	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	634,733	10.46	242,764	4.00	N/A	N/A
Frost Bank	590,157	9.73	242,594	4.00	363,891	6.00
Leverage Ratio
Cullen/Frost	634,733	7.25	350,268	4.00	N/A	N/A
Frost Bank	590,157	6.75	349,879	4.00	437,349	5.00

   Frost Bank has been notified by its regulator that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made based on Frost Bank's Tier 1, total capital, and leverage ratios. There have been no conditions or events since this notification that management believes would change Frost Bank's categorization as well capitalized under the aforementioned ratios.

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fails to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of June 30, 2003, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Note 8 - Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and restricted stock granted using the treasury stock method.

Basic and diluted earnings per share computations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerators for both basic and diluted earnings per share:
Income from continuing operations	$34,233	$33,077	$65,103	$61,297
Loss from discontinued operations, net of tax	-	(424)	-	(927)

Net income	$34,233	$32,653	$65,103	$60,370

Denominators:
Weighted-average shares outstanding for basic earnings per share	51,307	51,120	51,273	51,186
Dilutive effect of stock options and restricted stock awards	1,046	2,436	1,007	2,228

Weighted-average shares outstanding for diluted earnings per share	52,353	53,556	52,280	53,414

Basic earnings per share:
Income from continuing operations	$0.67	$0.65	$1.27	$1.20
Loss from discontinued operations, net of tax	-	(0.01)	-	(0.02)

Net income	$0.67	$0.64	$1.27	$1.18

Diluted earnings per share:
Income from continuing operations	$0.65	$0.62	$1.25	$1.15
Loss from discontinued operations, net of tax	-	(0.01)	-	(0.02)

Net income	$0.65	$0.61	$1.25	$1.13

Note 9 - Stock-Based Compensation

   The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2003 and 2002 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For the purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.

Three Months Ended June 30,		Six Months Ended June 30,

2003	2002	2003	2002

Net income, as reported	$34,233	$32,653	$65,103	$60,370
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	110	351	220	692
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,497)	(1,918)	(3,191)	(4,363)

Pro forma net income	$32,846	$31,086	$62,132	$56,699

Earnings per share:
Basic - as reported	$0.67	$0.64	$1.27	$1.18
Basic - pro forma	0.64	0.61	1.21	1.11

Diluted - as reported	0.65	0.61	1.25	1.13
Diluted - pro forma	0.63	0.58	1.19	1.06

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

Note 10 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Current income tax expense	$19,024	$18,679	$32,955	$32,367
Deferred income tax benefit	(2,990)	(3,028)	(2,315)	(3,495)

Income tax expense as reported, before discontinued operations	$16,034	$15,651	$30,640	$28,872

Current income tax benefit related to discontinued operations	$-	$(227)	$-	$(498)

   Net deferred tax assets totaled $18.7 million at June 30, 2003 and $16.3 million at December 31, 2002. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

Note 11 - Discontinued Operations

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

   The results of operations of the discontinued component are presented separately in the accompanying consolidated statement of income for the three and six months ended June 30, 2002, net of tax, following income from continuing operations. Details are presented in the table below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Revenues	$3,054	$5,396
Expenses	3,705	6,821

Loss before income taxes	(651)	(1,425)
Income tax benefit	(227)	(498)

Loss from discontinued operations	$(424)	$(927)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)

Note 12 - Operating Segments

   The Corporation has two reportable operating segments, Banking and the Financial Management Group (FMG), that are delineated by the products and services that each segment offers. Banking includes both commercial and consumer banking services, Frost Insurance Agency (FIA) and the continuing portion of Frost Securities, Inc. (See Note 11 - Discontinued Operations). Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. Prior period amounts have been reclassified to conform to the current presentation.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non- Banks	Discontinued Operations	Consolidated

Three Months Ended:
June 30, 2003
Revenues from (expenses to) external customers	$119,781	$15,633	$(1,485)	$-	$133,929
Net Income (loss)	34,210	2,254	(2,231)	-	34,233

June 30, 2002
Revenues from (expenses to) external customers	$117,304	$16,421	$(2,042)	$3,054	$134,737
Net Income (loss)	32,506	2,986	(2,415)	(424)	32,653

Six Months Ended:
June 30, 2003
Revenues from (expenses to) external customers	$237,181	$30,099	$(3,204)	$-	$264,076
Net Income (loss)	66,195	3,464	(4,556)	-	65,103

June 30, 2002
Revenues from (expenses to) external customers	$228,687	$32,466	$(4,106)	$5,396	$262,443
Net Income (loss)	60,117	6,167	(4,987)	(927)	60,370

Note 13 - New Accounting Standards

   Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Corporation's financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Corporation's financial statements. The Corporation considers the fees collected in connection with the issuance of letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. Accordingly, under FIN 45, the Corporation now defers fees collected in connection with the issuance of letters of credit. The fees are then recognized in income proportionately over the life of the letter of credit agreement. As of June 30, 2003, the Corporation had deferred letter of credit fees totaling $671 thousand, which represents the fair value of the Corporation's potential obligations under the letter of credit guarantees.

   FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

   The Corporation adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Corporation to de-consolidate its investment in Cullen/Frost Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Cullen/Frost Capital Trust I, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming the Corporation was not allowed to include the $100 million in trust preferred securities issued by Cullen/Frost Capital Trust I in Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes (see Note 7 - Capital). If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities, which bear interest at 8.42 percent, without penalty.

   SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG); (ii) reflect decisions made by the Financial Accounting Standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Corporation's financial statements.

   SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on the Corporation's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.
(taxable-equivalent basis - table dollars in thousands, except per share amounts)

   The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2002, included in the Corporation's 2002 Form 10-K. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003, or any future period.

Forward-Looking Statements and Factors that Could Affect Future Results

   Certain statements contained in this Earnings Release that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Corporation's future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
w	Changes in consumer spending, borrowings and savings habits.
w	Technological changes.
w	Acquisitions and integration of acquired businesses.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial holding companies.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
w	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters.
w	Changes in the Corporation's organization, compensation and benefit plans.
w	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.
w	Greater than expected costs or difficulties related to the integration of new lines of business.
w	The Corporation's success at managing the risks involved in the foregoing items.

   Forward-looking statements speak only as of the date on which such statements are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Accounting Estimates

   The accounting and reporting policies followed by the Corporation conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Corporation bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

   The Corporation considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Corporation's financial statements. Accounting polices related to the allowance for possible loan losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management. The Corporation also considers accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which could materially impact the way the Corporation accounts for stock options.

   For additional information regarding critical accounting policies, refer to Note A - Summary of Accounting Policies in the Notes to Consolidated Financial Statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's 2002 Form 10-K. There have been no significant changes in the Corporation's application of accounting policies since December 31, 2002.

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

   In the third quarter of 2002, the Corporation discontinued the operations of the capital markets division of its investment banking subsidiary, Frost Securities, Inc. (FSI). All operating results, for this discontinued component of our operations have been reclassified to "discontinued operations" and are reported separately, net of tax, in the income statement. All prior periods have been restated to reflect this change.

Overview

   Net income totaled $34.2 million and $65.1 million, or $0.65 and $1.25 diluted per share, for the three and six months ended June 30, 2003 compared to $32.7 million and $60.4 million, or $0.61 and $1.13 diluted per share, for the three and six months ended June 30, 2002 and $30.9 million, or $0.59 diluted per share, for the three months ended March 31, 2003. Income from continuing operations was equal to reported net income for the 2003 interim periods, while income from continuing operations totaled $33.1 million and $61.3 million, or $0.62 and $1.15 diluted per share, for the three and six months ended June 30, 2002. Income from continuing operations does not include the net after-tax effect of losses from the discontinued FSI operations totaling $424 thousand and $927 thousand during the three and six months ended June 30, 2002.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

Three Months Ended	Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2003	2003	2002	2003	2002

Taxable-equivalent net interest income	$80,036	$79,477	$80,764	$159,513	$158,890
Taxable-equivalent adjustment	1,302	1,303	1,220	2,605	2,441

Net interest income, as reported	78,734	78,174	79,544	156,908	156,449
Provision for possible loan losses	3,446	3,600	5,396	7,046	12,196
Non-interest income	55,195	51,973	52,139	107,168	100,598
Non-interest expense	80,216	81,071	77,559	161,287	154,682

Income from continuing operations before taxes	50,267	45,476	48,728	95,743	90,169
Income taxes	16,034	14,606	15,651	30,640	28,872

Income from continuing operations	34,233	30,870	33,077	65,103	61,297
Loss from discontinued operations, net of tax	-	-	(424)	-	(927)

Net income	$34,233	$30,870	$32,653	$65,103	$60,370

Basic per share:
Income from continuing operations	$0.67	$0.60	$0.65	$1.27	$1.20
Net income	0.67	0.60	0.64	1.27	1.18

Diluted per share:
Income from continuing operations	$0.65	$0.59	$0.62	$1.25	$1.15
Net income	0.65	0.59	0.61	1.25	1.13

Return on average assets:
Based on income from continuing operations	1.41%	1.33%	1.64%	1.37%	1.53%
Based on net income	1.41	1.33	1.62	1.37	1.51

Return on average equity:
Based on income from continuing operations	18.72%	17.63%	21.17%	18.19%	19.95%
Based on net income	18.72	17.63	20.89	18.19	19.65

Dividends per share	$0.24	$0.22	$0.22	$0.46	$0.435

   Net income for the three and six months ended June 30, 2003 increased $1.6 million, or 4.8 percent, and $4.7 million, or 7.8 percent, over the comparable periods in 2002. The increase over the comparable three-month period was primarily the result of a $2.0 million decrease in the provision for possible loan losses and a $3.1 million increase in non-interest income, partly offset by a $2.7 million increase non-interest expense and an $810 thousand decrease in net interest income. The increase over the comparable six month period was primarily the result of a $459 thousand increase in net interest income, a $5.2 million decrease in the provision for possible loan losses and a $6.6 million increase in non-interest income. The impact of these items was partly offset by a $6.6 million increase in non-interest expense.

   Net income for the second quarter of 2003 increased $3.4 million, or 10.9 percent, over the first quarter of 2003. The increase was primarily the result of a $560 thousand increase in net interest income, a $154 thousand decrease in the provision for possible loan losses, a $3.2 million increase in non-interest income and an $855 thousand decrease in non-interest expense. The favorable impact of these items resulted in a $1.4 million increase in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 59.4 percent of total revenue during the first half of 2003. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The general market rates of interest, including the deposit and loan rates offered by many financial institutions, are influenced by the Federal Reserve. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2002 at 4.75 percent and remained stable until the fourth quarter when the rate decreased 50 basis points to 4.25 percent. During 2003, the prime rate remained at 4.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 4.00 percent. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner beginning 2002 at 1.75 percent and decreasing 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 1.00 percent.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates. The Corporation is primarily funded by core deposits, with demand deposits historically being a significant source of funds. This lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin. However, in a sustained declining interest rate environment, such as the interest rate environment experienced since early 2001, the Corporation experiences compression of its net interest margin. This compression results from resistance to further reductions in interest rates paid on the Corporation's already low cost deposit base, which results in a disproportionately larger decrease in the yields on earning assets. Further analysis of the components of the Corporation's net interest margin is presented below.

   The following table presents the changes in taxable-equivalent net interest income and identifies the change due to differences in the average volume of earning assets and interest-bearing liabilities and the change due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to average volume or average interest rate change in proportion to the absolute amounts of the change in each. The comparison between the first and second quarters of 2003 includes an additional change factor that shows the effect of the difference in the number of days in each period, as further discussed below.

	Second Quarter		Second Quarter	First Six Months
	2003 vs.		2003 vs.	2003 vs.
	Second Quarter		First Quarter	First Six Months
	2002		2003	2002

Due to changes in average volume	$6,363		$1,548		$13,500
Due to changes in average interest rates		(7,091)	(1,869)		(12,877)
Due to difference in the number days in each of the comparable periods	-		880		-

Total change		$(728)	$559		$623

   Taxable-equivalent net interest income remained fairly stable for the three and six months ended June 30, 2003 compared to the same periods in 2002. The lack of significant fluctuation between the comparable periods resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. The average volume of earning assets for the first six months of 2003 increased $1.2 billion from the first six months of 2002. Over the same time frame, the net interest margin decreased 68 basis points.

   Taxable-equivalent net interest income for the second quarter of 2003 increased $559 thousand from the first quarter of 2003. The increase from the first quarter of 2003 was primarily due to an increase in the number of days in the quarter. Net interest income for the second quarter of 2003 included 91 days compared to 90 days for the first quarter of 2003. On an equivalent basis, removing the impact of the additional day from the second quarter total, net interest income would have decreased $321 thousand from the first quarter of 2003. This effective decrease in taxable-equivalent net interest income from the first quarter of 2003 was the result of a 15 basis point decrease in the net interest margin partly offset by a $306.7 million increase in the average volume of earning assets.

   The majority of the growth in earning assets over the comparable periods was in federal funds sold and securities purchased under resale agreements. Funding for this growth was primarily provided by increases in dollar-roll repurchase agreements. During the fourth quarter of 2002, the Corporation began to leverage earning assets by utilizing dollar-roll repurchase agreements. By doing this, the Corporation is able to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resale agreements and the cost of the dollar-roll repurchase agreements. This spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and securities purchased under resale agreements, which had an average yield of 1.26 percent during the first six months of 2003, the Corporation's net interest margin is negatively impacted. The average yield on earning assets decreased from 5.87 percent for the first six months of 2002 to 4.79 percent for the first six months of 2003. Over the same time frame, the average cost of interest-bearing liabilities decreased from 1.60 percent for the first six months of 2002 to 1.06 percent for the first six months of 2003. As a result of these changes, the Corporation's net interest margin decreased from 4.72 percent and 4.70 percent for the three and six months ended June 30, 2002 to 3.95 percent and 4.02 percent for the three and six months ended June 30, 2003.

   Other earning asset growth of significance during the first six months of 2003 was in U.S. government agency securities, which increased in average volume by $445.7 million over the comparable period in 2002 and had an average yield of 4.96 percent. Funding for this growth was primarily provided by deposit growth. The average cost of interest-bearing deposits and total deposits was 0.94 percent and 0.56 percent during the first six months of 2003. The average volume of loans, the Corporation's primary category of earning assets, decreased $66.1 million during the first six months of 2003 from the comparable period in 2002 and had an average yield of 5.35 percent.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2003	2003	2002	2003	2002

Trust fees	$12,206	$10,865	$12,073	$23,071	$24,188
Service charges on deposit accounts	21,752	21,104	19,585	42,856	37,992
Insurance commissions	6,536	6,947	5,537	13,483	11,143
Other service, collection and exchange charges,
commissions and fees	4,440	3,649	5,005	8,089	8,837
Net gain on securities transactions	-	-	88	-	88
Other	10,261	9,408	9,851	19,669	18,350

Total	$55,195	$51,973	$52,139	$107,168	$100,598

   Total non-interest income for the second quarter of 2003 increased $3.1 million, or 5.9 percent, from the second quarter of 2002 and increased $3.2 million, or 6.2 percent, from the first quarter of 2003. Total non-interest income for the six months ended June 30, 2003 increased $6.6 million, or 6.5 percent, over the comparable period in 2002. Changes in the components of non-interest income are discussed below.

   Trust fee income for the three and six months ended June 30, 2003 increased $133 thousand, or 1.1 percent, and decreased $1.1 million, or 4.6 percent, from the comparable periods in 2002. Investment fees are the most significant component of trust fees, making up approximately 69.5 percent of total trust fees for the first six months of 2003. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees.

   Trust fee income increased slightly over the comparable three-month period, as declines in estate fees and investment fees were offset by an increase in oil and gas trust management fees. The increase in oil and gas trust management fees, however, was not enough to offset the decreases in estate fees and investment fees, resulting in an overall decline in trust fees over the comparable six-month period. The declines in investment fees from the comparable three- and six-month periods were primarily due to weaker equity market conditions overall in 2003 compared to the same periods in 2002, despite equity market improvements during the second quarter of 2003.

   Trust fee income for the second quarter of 2003 increased $1.3 million, or 12.3 percent, from the first quarter of 2003. The increase was primarily due to an increase in investment fees, resulting from improvement in equity market conditions during the quarter, an increase in oil and gas trust management fees, and an increase in tax fees related to the preparation of tax returns for customer trust accounts. Tax fees are generally seasonal with the majority of such fees recognized during the second quarter.

   At June 30, 2003, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (40.4 percent of trust assets), fixed income securities (38.3 percent of trust assets) and cash equivalents (13.8 percent of trust assets). The estimated fair value of trust assets was approximately $13.4 billion (including managed assets of $6.2 billion and custody assets of $7.2 million) at June 30, 2003, compared to approximately $12.6 billion (including managed assets of $5.9 billion and custody assets of $6.7 million) at December 31, 2002 and approximately $12.9 billion (including managed assets of $5.9 billion and custody assets of $7.0 million) at June 30, 2002.

   Service charges on deposit accounts for the three and six months ended June 30, 2003 increased $2.2 million, or 11.1 percent, and $4.9 million, or 12.8 percent, over the comparable periods in 2002. The increases were primarily due to increases in overdraft fees on individual and commercial accounts and increases in treasury management revenues on commercial accounts. The increased treasury management revenues resulted primarily from a lower earnings credit rate as well as higher levels of billable services. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for most of their services through fees rather than through the use of deposit balances.

Service charges on deposit accounts increased $648 thousand during the second quarter of 2003 compared to the first quarter of 2003 primarily due to increases in overdraft fees on individual accounts.

   Insurance commissions for the three and six months ended June 30, 2003 increased $1.0 million, or 18.0 percent, and $2.3 million, or 21.0 percent, over the comparable periods in 2002. The increases were primarily the combined result of continued selling efforts and the effect of a tighter market for certain products resulting in higher insurance premiums and related commission revenues. The Corporation also acquired a small insurance agency during the first quarter of 2003.

Insurance commissions for the second quarter of 2003 decreased $411 thousand, or 5.9 percent, from the first quarter of 2003 primarily due to normal variation in market demand for insurance products.

   Other service charges and fees for the three and six months ended June 30, 2003 decreased $565 thousand, or 11.3 percent, and $748 thousand, or 8.5 percent, from the comparable periods in 2002. The decreases were primarily due to decreases in income associated with the factoring of accounts receivable, brokerage commissions and investment banking corporate advisory fees. Additionally, during the second quarter of 2002, the Corporation recognized $400 thousand in non-recurring fees related to a private placement. The Corporation also experienced lower letter of credit fees over the comparable six-month period due to the deferral of certain fees in accordance with a new accounting standard (see Note 13 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report). The decreases in other service charges and fees over the comparable three- and six-month periods were partly offset by the accelerated realization of deferred loan fees because of loan prepayments resulting from the lower interest rate environment and increases in other miscellaneous service charges.

   Other service charges and fees for the second quarter of 2003 increased $791 thousand, or 21.7 percent, compared to the first quarter of 2003. The increase was primarily due to increases in letter of credit fees realized due to increased volumes and amortization of previously deferred amounts and increased brokerage commissions and investment banking corporate advisory fees resulting from improving market conditions.

   Other non-interest income for the three and six months ended June 30, 2003 increased $410 thousand, or 4.2 percent, and $1.3 million, or 7.2 percent, over the comparable periods in 2002. The increases primarily resulted from increases in rebate income received from various insurance carriers (seasonal income related to the performance of insurance policies previously placed generally received in the first quarter of each year), lease rental income, check card income, royalty income from mineral interests and gains on sales of foreclosed assets and bank premises. Gains on sales of foreclosed assets and sales of bank premises totaled $862 thousand and $503 thousand, respectively, during the six months ended June 30, 2003 compared to $14 thousand and $47 thousand, respectively, during the comparable period in 2002. The increases in the aforementioned other non-interest income items were partly offset by decreases in automated services income generated from a data processing center sold in the first quarter of 2002, decreases in non-recurring other income items, and decreases in gains realized on the sale of student loans. During the six months ended June 30, 2002, the Corporation sold $117.5 million in student loans ($106.7 million of which occurred in the second quarter) with realized gains totaling $3.3 million compared to sales of $37.8 million in student loans (almost all of which occurred in the second quarter) with realized gains totaling $1.6 million during the comparable period 2003.

   Other non-interest income for the second quarter of 2003 increased $853 thousand compared to the first quarter of 2003. The increase primarily resulted from increases in check card income, royalty income from mineral interests, non-recurring gains on sales of foreclosed assets and bank premises, gains realized on the sale of student loans partly offset by decreases in non-recurring other income items, annuity income and rebate income received from various insurance carriers.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2003	2003	2002	2003	2002

Salaries and wages	$35,523	$36,497	$33,974	$72,020	$68,508
Employee benefits	9,420	10,591	8,473	20,011	17,208
Net occupancy	7,372	7,070	7,326	14,442	14,673
Furniture and equipment	5,395	5,459	5,545	10,854	11,319
Intangible amortization	1,380	1,685	1,735	3,065	3,612
Other	21,126	19,769	20,506	40,895	39,362

Total	$80,216	$81,071	$77,559	$161,287	$154,682

   Total non-interest expense for the three and six months ended June 30, 2003 increased $2.7 million, or 3.4 percent, and $6.6 million, or 4.3 percent, over the comparable periods in 2002. Total non-interest expense for the second quarter of 2003 decreased $855 thousand compared to the first quarter of 2003. Changes in the components of non-interest expense are discussed below.

   Salaries and wages for the three and six months ended June 30, 2003 increased $1.5 million, or 4.6 percent, and $3.5 million, or 5.1 percent, over the comparable periods in 2002. The increases over the comparable periods are primarily related to merit increases, and commissions paid in connection with increased revenues associated with Frost Insurance Agency. Salaries and wages for the second quarter of 2003 decreased $974 thousand, or 2.7 percent, compared to the first quarter of 2003 primarily related to a decrease in commissions paid due to declines in revenues associated with Frost Insurance Agency (including reversal of some previously accrued amounts). The Corporation also accrued and paid certain additional performance bonuses during the first quarter.

   Employee benefits for the three and six months ended June 30, 2003 increased $947 thousand, or 11.2 percent, and $2.8 million, or 16.3 percent, over the comparable periods in 2002. The increases are primarily related to increases in retirement plan expense, profit sharing plan expense, 401(k) matching expense and payroll taxes. Employee benefits for the second quarter of 2003 decreased $1.2 million, or 11.1 percent, compared to the first quarter of 2003 primarily due to decreases in payroll taxes and 401(k) matching expense partly offset by increased profit sharing plan expense. Payroll taxes were higher during the first quarter of 2003 primarily due to the payment of taxes associated with incentive compensation payments.

   Net occupancy expense for the three and six months ended June 30, 2003 did not significantly fluctuate from the comparable periods in 2002. The Corporation experienced decreased lease expense resulting from the purchases of the twenty-one story Frost Bank office tower and the adjacent parking garage facility in downtown San Antonio in the second quarter of 2002. The Corporation also experienced an increase in parking garage income as a result of the purchase. The impact of these items was offset by higher depreciation expense on leasehold improvements, higher lease expense related to various other facilities and higher depreciation expense related to the purchased office tower and garage. Net occupancy expense for the second quarter of 2003 increased $302 thousand, or 4.3 percent, compared to the first quarter of 2003 primarily due to increased depreciation on leasehold improvements and increased building maintenance and utilities costs.

   Furniture and equipment expense for the three and six months ended June 30, 2003 decreased $150 thousand, or 2.7 percent, and $465 thousand, or 4.1 percent, from the comparable periods in 2002. The decreases from 2002 are primarily related to decreases in furniture and equipment depreciation and software amortization partly offset by increases in repairs and maintenance expense and software maintenance expense. Furniture and equipment expense for the second quarter of 2003 did not significantly fluctuate compared to the first quarter of 2003 as increases in furniture and equipment depreciation, repairs and maintenance expense and software maintenance expense were offset by a decrease in expense related to service contracts.

   Intangible amortization for the three and six months ended June 30, 2003 decreased $355 million, or 20.5 percent, and $547 million, or 15.1 percent, from the comparable periods in 2002. The decreases from 2002 are primarily related to the completion of the amortization of certain intangible assets. Intangible amortization for the second quarter of 2003 decreased $305 thousand, or 18.1 percent, compared to the first quarter of 2003 primarily due to the completion of the amortization of certain intangible assets in the first quarter of 2003, partly offset by additional amortization related to intangible assets recorded during the first quarter of 2003 in connection with the acquisition of an insurance agency.

   Other non-interest expense for the three and six months ended June 30, 2003 increased $620 thousand, or 3.0 percent, and $1.5 million, or 3.9 percent, over the comparable periods in 2002. The increases from 2002 are primarily related to increases in attorney fees, advertising expenses, expenses related to leased properties and higher federal reserve service charges due to the lower interest rate environment. Other non-interest expense for the second quarter of 2003 increased $1.4 million, or 6.9 percent, compared to the first quarter of 2003 primarily due increases in attorney fees, advertising expenses and other non-recurring expense items.

Results of Segment Operations

   The Corporation's operations are managed along two operating segments: Banking and the Financial Management Group ("FMG"). A description of each business and the methodologies used to measure financial performance is described in Note 12 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2003	2003	2002	2003	2002

Banking	$34,210	$31,985	$32,506	$66,195	$60,117
Financial Management Group	2,254	1,210	2,986	3,464	6,167
Non-Banks	(2,231)	(2,325)	(2,415)	(4,556)	(4,987)
Discontinued operations	-	-	(424)	-	(927)

Consolidated net income	$34,233	$30,870	$32,653	$65,103	$60,370

Banking

   Net income for the three and six months ended June 30, 2003 increased $1.7 million, or 5.2 percent, and $6.1 million, or 10.1 percent, over the comparable periods in 2002. The increase over the comparable three-month period resulted primarily from a $1.9 million decrease in the provision for possible loan losses and a $2.9 million increase in non-interest income. The impact of these items was partly offset by a $411 thousand decrease in net interest income and a $2.2 million increase in non-interest expense. The increase over the comparable six-month period resulted primarily from a $1.1 million increase in net interest income, a $5.2 million decrease in the provision for possible loan losses and a $7.4 million increase in non-interest income. The impact of these items was partly offset by a $5.0 million increase in non-interest expense.

   Net interest income for the three and six months ended June 30, 2003 decreased $411 thousand, or 0.5 percent, and increased $1.1 million, or 0.7 percent, respectively, over the comparable periods in 2002. The lack of significant fluctuation between the comparable periods resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. The impact of the increase in the average volume of earning assets was somewhat constrained as the majority of the growth in earning assets was in lower-yielding federal funds sold and securities purchased under resale agreements, which also led to a decrease in net interest margins over the comparable periods. See analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and six months ended June 30, 2003 totaled $3.5 million and $7.0 million compared to $5.4 million and $12.2 million for the comparable periods in 2002. See analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three and six months ended June 30, 2003 increased $2.9 million, or 7.8 percent, and $7.4 million, or 10.5 percent, over the comparable periods in 2002 primarily due to increases in service charges on deposit accounts and insurance commissions. See analysis of service charges on deposit accounts and insurance commissions included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and six months ended June 30, 2003 increased $2.2 million, or 3.4 percent, and $5.0 million, or 3.9 percent, over the comparable periods in 2002. The increase was primarily related to increases in salaries and wages and employee benefits. Combined, these categories of non-interest expense increased $2.2 million and $5.5 million over the comparable three- and six-month periods. The increase was primarily the result of merit increases, increases in commissions paid in connection with increased revenues associated with FIA, increases in payroll taxes and increases in employee benefit plan expenses.

   FIA, which is included in the Banking operating segment, had gross revenues of $6.9 million and $15.6 million during the three and six months ended June 30, 2003 compared to $5.7 million and $12.3 million during the three and six months ended June 30 2002. Insurance commissions were the largest component of these revenues, increasing $1.1 million, or 20.6 percent, and $2.5 million, or 22.0 percent, over the comparable three and six month periods. The increases were primarily the result of continued selling efforts and the effect of a tighter market resulting in higher insurance premiums and related commission revenues. The increase over the comparable six-month period also included increases in rebate income received from various insurance carriers related to the performance of insurance policies previously placed. The rebate income is seasonal in nature and is generally received in the first quarter of each year.

Financial Management Group

   Net income for the three and six months ended June 30, 2003 decreased $732 thousand, or 24.5 percent, and $2.7 million, or 43.8 percent, over the comparable periods in 2002. The decrease from the comparable three-month period was primarily due to decreases in net interest income and non-interest income combined with increases in salaries and wages, employee benefits and other non-interest expense. The decrease from the comparable six-month period was primarily due to a decrease in trust fees in addition to fluctuations in other income and expense components similar to those that affected the comparable three-month period.

   Net interest income for the three and six months ended June 30, 2003 decreased $397 thousand, or 33.1 percent, and $644 thousand, or 27.9 percent, over the comparable periods in 2002 primarily because the lower interest rate environment has reduced the funds transfer price paid on FMG's securities sold under repurchase agreements.

   Non-interest income for the three and six months ended June 30, 2003 decreased $391 thousand, or 2.6 percent, and $1.7 million, or 5.7 percent, over the comparable periods in 2002. The decline from the comparable three-month period was primarily due to decreases in service charges and other non-interest income partly offset by a slight increase in trust fees. The decline from the comparable six-month period was primarily due to decreases in trust fees and services charges.

   Trust fee income is the most significant income component for FMG. Trust fee income increased slightly over the comparable three-month period, as declines in estate fees and investment fees were offset by an increase in oil and gas trust management fees. The increase in oil and gas trust management fees, however, was not enough to offset the decreases in estate fees and investment fees, resulting in an overall decline in trust fees over the comparable six-month period. Investment fees are the most significant component of trust fees, making up approximately 69.5 percent of total trust fees for the first six months of 2003. The declines in investment fees over the comparable three- and six-month periods were primarily due to weaker market conditions overall in 2003 compared to the same periods in 2002, despite market improvements during the second quarter of 2003. See analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The decreases in service charges over the comparable three- and six-month periods were primarily due to declines in mutual fund and money market fees. The decrease in other non-interest income from the comparable three-month period was primarily due to declines in brokerage commission income and income from sales of annuity products.

   Non-interest expense for the three and six months ended June 30, 2003 increased $123 thousand, or 1.0 percent, and $1.4 million, or 5.8 percent, over the comparable periods in 2002 primarily due to increases in salaries and wages, employee benefits and other non-interest expense. The increases in salaries and wages and employee benefits were primarily the result of merit increases, increases in payroll taxes and increases in employee benefit plan expenses. The increases in other non-interest expense were primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The $184 thousand and $431 thousand decreases in the net loss for the Non-Banks operating segment for the three and six months ended June 30, 2003 compared the same periods in 2002 were primarily due to an increase in royalty income from mineral interests and other miscellaneous items.

Discontinued Operations

   During the third quarter of 2002 the Company discontinued all capital market related activities of Frost Securities, Inc. See Note 11 - Discontinued Operations in the accompanying notes to consolidated financial statements included elsewhere in this report.

Income Taxes

   The Corporation recognized income tax expense on continuing operations for the three and six months ended June 30, 2003 of $16.0 million and $30.6 million, for effective rates of 31.9 percent and 32.0 percent, compared to $15.7 million and $28.9 million, for effective rates of 32.1 percent and 32.0 percent, for the three and six months ended June 30, 2002. The effective income tax rates differed from the U.S. statutory rate of 35 percent during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets of $9.6 billion for the six months ended June 30, 2003 increased $1.5 billion, or 18.8 percent, over average assets for the six months ended June 30, 2002. Average loans for the first six months of 2003 were $4.5 billion representing a 1.4 percent decrease from the first six months of 2002. Average federal funds sold and securities purchased under resale agreements for the first six months of 2003 increased 706.5 percent from the first six months of 2002. The increase in average federal funds sold and securities purchased under resale agreements was primarily the result of the Corporation's use of dollar-roll repurchase agreements to capitalize on yield spreads. See analysis of dollar-roll transactions under the section captioned "Net Interest Income" included elsewhere in this discussion. Total deposits averaged $7.5 billion for the first six months of 2003, increasing $720.3 million, or 10.7 percent, compared to the first six months of 2002.

Loans

Loans were as follows as of the dates indicated:

	June 30,	Percent	March 31	December 31,	June 30,
	2003	of Total	2003	2002	2002

Commercial and industrial	$2,108,656	47.3%	$2,142,884	$2,155,550	$2,098,176
Real estate:
Construction:
Commercial	359,651	8.1	335,120	315,340	381,592
Consumer	35,349	0.8	45,230	45,152	42,203
Land:
Commercial	153,562	3.4	152,030	158,271	129,388
Consumer	5,553	0.1	6,188	8,231	10,578
Commercial real estate mortgages	1,072,496	24.0	1,060,626	1,050,957	1,023,085
1-4 Family residential mortgages	145,714	3.3	161,248	179,077	212,204
Other consumer real estate	276,729	6.2	273,601	276,429	283,291

Total real estate	2,049,054	45.9	2,034,043	2,033,457	2,082,341

Consumer:
Indirect	14,849	0.3	19,746	25,262	42,908
Other	272,327	6.1	304,236	289,190	259,701
Other, including foreign	24,365	0.6	18,383	23,295	23,684
Unearned discount	(7,700)	(0.2)	(8,197)	(7,841)	(8,905)

Total	$4,461,551	100.0%	$4,511,095	$4,518,913	$4,497,905

   Loans totaled $4.5 billion at June 30, 2003 and remained relatively stable compared to March 31, 2003 and December 31, 2002. Excluding shared national credits purchased ("SNCs"), 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased 1.3 percent from March 31, 2003 and 1.6 percent from December 31, 2002. SNCs, which are discussed further below, are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale and are generally sold after the deferment period has ended, however, from time to time, the Corporation has sold such loans prior to the end of the deferment period.

   At June 30, 2003, the majority of the loan portfolio was comprised of commercial and industrial loans, which totaled $2.1 billion, or 47.3 percent of total loans, and real estate loans, which totaled $2.0 billion, or 45.9 percent of total loans. The real estate total includes both commercial and consumer balances.

   Excluding SNCs, commercial and industrial loans increased 0.7 percent from March 31, 2003, and 0.8 percent from December 31, 2002 to $1.9 billion. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios. At June 30, 2003, commercial leases totaled $59.3 million and asset-based loans totaled $48.4 million compared to $60.7 million and $47.5 million at March 31, 2003 and $57.6 million and $49.8 million at December 31, 2002.

   The Corporation's SNC portfolio totaled $176.9 million at June 30, 2003, decreasing from $225.7 million at March 31, 2003 and $239.4 million at December 31, 2002. The decrease during 2003 was due to the repayment of several large credits. At June 30, 2003, 57.4 percent and 12.2 percent of outstanding SNCs were related to the energy industry and the brewing/distilling industry, respectively. The remaining SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10 percent of the total SNC portfolio. Additionally, almost all of the outstanding balance of SNCs were included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services.

   Real estate loans totaled $2.0 billion at June 30, 2003 and remained relatively stable compared to December 31, 2002. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $30.5 million, or 1.6 percent from March 31, 2003 and $49.0 million, or 2.6 percent, from December 31, 2002. Commercial real estate loans totaled $1.1 billion at June 30, 2003 and represented 52.3 percent of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2003, approximately 51 percent of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, totaled $750.5 million at June 30, 2003, decreasing 7.4 percent from March 31, 2003 and 8.8 percent from December 31, 2002. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans decreased 5.8 million, or 1.0 percent, from March 31, 2003 and $12.7 million, or 2.2 percent from December 31, 2002.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

		June 30,	March 31,	December 31,	June 30,
		2003	2003	2002	2002

Consumer real estate:
Construction		$35,349	$45,230	$45,152	$42,203
Land		5,553	6,188	8,231	10,578
Other consumer real estate		276,729	273,601	276,429	283,291

Total consumer real estate		317,631	325,019	329,812	336,072
Consumer non-real estate		272,327	304,236	289,190	259,701
Indirect		14,849	19,746	25,262	42,908
1-4 Family residential mortgages		145,714	161,248	179,077	212,204

Total consumer loans		$750,521	$810,249	$823,341	$850,885

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, student loans and other similar types of credit facilities. Consumer non-real estate loans decreased 5.8 percent from December 31, 2002. The increase in consumer non-real estate loans as of March 31, 2003 was primarily related to an increase in student loans, however, the Corporation sold approximately $37.8 million of these loans during the second quarter of 2003. Excluding student loans, consumer non-real estate loans decreased $3.3 million, or 1.3 percent from December 31, 2002.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2001. At June 30, 2003, the majority of the portfolio was comprised of purchased home improvement and home equity loans (55.9 percent), as well as new and used automobile loans (41.5 percent). The portfolio is not expected to completely pay off before December 31, 2003 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time.

   The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. Although this portfolio will continue to decline due to the decision to withdraw from the mortgage origination business, high levels of mortgage refinances due to the low interest rate environment have accelerated the decrease.

Non-Performing Assets

Non-performing assets and accruing past due loans were as follows:

	June 30,	March 31,	December 31,	June 30,
	2003	2003	2002	2002

Non-accrual loans:
Real estate	$15,655	$14,053	$11,702	$13,087
Commercial and industrial	18,968	21,621	19,878	15,423
Other	2,530	3,426	3,281	1,579

Total non-accrual loans	37,153	39,100	34,861	30,089

Foreclosed assets:
Real estate	6,360	8,961	8,005	3,558
Other	43	48	42	109

Total foreclosed assets	6,403	9,009	8,047	3,667

Total non-performing assets	$43,556	$48,109	$42,908	$33,756

Accruing Past Due Loans
30 to 89 days past due	$29,473	$40,836	$30,766	$39,605
90 or more days past due	6,853	11,290	9,081	5,801

Total accruing loans past due	$36,326	$52,126	$39,847	$45,406

   Non-performing assets at June 30, 2003 increased 1.5 percent from December 31, 2002 totals and decreased 9.5 percent from March 31, 2003 totals. Non-performing assets as a percentage of total loans and foreclosed assets totaled 0.97 percent at June 30, 2003, 1.06 percent at March 31, 2003 and 0.95 percent at December 31, 2002. The increase during the first six months of 2003 was related to real estate loans.

   Non-performing assets include non-accrual loans and foreclosed assets. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

   Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2003, the Corporation had $18.1 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. Approximately 59 percent of the total is related to a single credit to a company in several gas-related and equipment distribution businesses. Weakness in this company's operating performance combined with a slowdown in certain business sectors has caused the Corporation to heighten the attention given to this credit.

   The after-tax impact (assuming a 35 percent marginal tax rate) of lost interest from non-performing assets was $378 thousand and $784 thousand for the three and six months ended June 30, 2003, compared to $303 thousand and $864 thousand for the three and six months ended June 30, 2002.

Allowance for Possible Loan Losses

   The allowance for possible loan losses totaled $83.4 million, or 1.87 percent of loans at June 30, 2003, compared to $83.4 million, or 1.85 percent of loans at March 31, 2003, $82.6 million, or 1.83 percent of loans at December 31, 2002 and $78.6 million, or 1.75 percent of loans at June 30, 2002. The allowance for possible loan losses as a percentage of non-accrual loans was 224.5 percent at June 30, 2003 compared to 213.3 percent at March 31, 2003, 236.9 percent at December 31, 2002 and 261.1 percent at June 30, 2002.

   Charge-offs are loan balances that have been written off against the allowance for possible loan losses once the loan is determined to be uncollectible. Loan charge-offs, net of recoveries, were as follows:

Three Months Ended	Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2003	2003	2002	2003	2002

Real estate	$(42)	$285	$808	$243	$867
Commercial and industrial	2,971	2,211	2,942	5,182	4,842
Consumer	517	278	351	795	764
Other, including foreign	-	-	18		27

Total net charge-offs	$3,446	$2,774	$4,119	$6,220	$6,500

Net charge-offs as a percentage of average loans	0.31%	0.25%	0.36%	0.28%	0.29%

   The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses totaled $3.4 million and $7.0 million for the three and six months ended June 30, 2003, decreasing $2.0 million and $5.2 million from the comparable periods in 2002. Higher provisions were considered necessary during 2002 due to the overall uncertainty in the economy. The provision for possible loan losses for the second quarter of 2003 decreased $154 thousand from the first quarter of 2003. The decrease is reflective of declines in non-performing and past due loans. Management believes the current level of the allowance for possible loan losses is adequate based on current loan portfolio quality. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   At June 30, 2003, shareholders' equity totaled $749.8 million compared to $718.3 million at March 31, 2003, $703.8 million at December 31, 2002 and $647.8 million at June 30, 2002. In addition to net income of $65.1 million, other significant changes in shareholders' equity during the first six months of 2003 included $23.6 million of dividends paid. The accumulated other comprehensive income component of shareholders' equity totaled $32.4 million at June 30, 2003 compared to $26.1 million as of March 31, 2003 and $32.5 million as of December 31, 2002. These fluctuations resulted from changes in the fair value of securities available for sale, net of taxes. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Capital in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.22 and $0.24 per common share during the first and second quarters of 2003, respectively, and quarterly dividends of $0.215 and $0.22 per common share during the first and second quarters of 2002, respectively. This equates to a dividend payout ratio of 36.1 percent and 36.3 percent during the three and six months ended June 30, 2003 and 34.4 percent and 36.8 percent during the three and six months ended June 30, 2002. In addition, the Corporation initiated a program during the third quarter of 2001 to repurchase up to 2.6 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. The Corporation did not repurchase any shares under this program during the first six months of 2003. As of June 30, 2003, 1.2 million shares at a cost of $39.2 million had been repurchased under this program.

   Funding sources available at the holding company level include a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at June 30, 2003.

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

Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
(dollars in thousands - taxable-equivalent basis)	June 30, 2003			June 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$9,827	$65	1.35%	$14,682	$115	1.58%
Securities:
U.S. Treasury	40,900	239	1.18	36,168	376	2.09
U.S. Government agencies and corporations	2,313,279	57,358	4.96	1,867,572	55,386	5.93
States and political subdivisions
Tax-exempt	200,320	6,609	6.60	176,725	6,164	6.98
Taxable	1,780	59	6.59	2,232	74	6.63
Other	35,922	644	3.59	31,659	616	3.89

Total securities	2,592,201	64,909	5.01	2,114,356	62,616	5.92
Federal funds sold and securities purchased
under resale agreements	868,471	5,488	1.26	107,684	1,000	1.85
Loans, net of unearned discount	4,494,725	119,289	5.35	4,560,801	134,603	5.95

Total Earning Assets and Average Rate Earned	7,965,224	189,751	4.79	6,797,523	198,334	5.87
Cash and due from banks	1,099,763			816,614
Allowance for possible loan losses	(83,458)			(77,225)
Premises and equipment	168,509			151,250
Accrued interest and other assets	450,831			395,218

Total Assets	$9,600,869			$8,083,380

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,044,420			$1,898,118
Correspondent banks	887,737			440,859
Public funds	54,123			41,051

Total demand deposits	2,986,280			2,380,028
Interest-bearing deposits:
Savings and Interest-on-Checking	1,025,979	533	0.10	1,022,338	965	0.19
Money market deposit accounts	2,058,118	11,077	1.09	1,813,393	11,619	1.29
Time accounts	1,045,520	7,337	1.42	1,175,498	13,971	2.40
Public funds	338,692	1,837	1.09	343,073	2,632	1.55

Total time deposits	4,468,309	20,784	0.94	4,354,302	29,187	1.35

Total deposits	7,454,589			6,734,330
Federal funds purchased and securities sold
under repurchase agreements	984,603	2,575	0.52	340,680	2,497	1.46
Guaranteed preferred beneficial interests in
junior subordinated deferrable
interest debentures	100,000	4,238	8.47	100,000	4,238	8.48
Subordinated notes payable and other notes
payable	150,607	2,406	3.22	153,341	3,114	4.10
Other borrowings	13,560	235	3.50	21,118	408	3.90

Total Interest-Bearing Funds and Average
Rate Paid	5,717,079	30,238	1.06	4,969,441	39,444	1.60

Accrued interest and other liabilities	175,679			114,406

Total Liabilities	8,879,038			7,463,875
Shareholders' Equity	721,831			619,505

Total Liabilities and Shareholders' Equity	$9,600,869			$8,083,380

Net interest income		$159,513			$158,890

Net interest spread			3.73%			4.27%

Net interest income to total average earning assets			4.02%			4.70%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2003			March 31, 2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,974	$23	1.06%	$10,690	$42	1.59%
Securities:
U.S. Treasury	67,519	187	1.11	13,985	52	1.50
U.S. government agencies and corporations	2,333,060	28,529	4.89	2,293,277	28,829	5.03
States and political subdivisions:
Tax-exempt	202,116	3,302	6.54	198,505	3,307	6.66
Taxable	1,566	26	6.59	1,996	33	6.58
Other	35,996	322	3.56	35,848	322	3.61

Total securities	2,640,257	32,366	4.90	2,543,611	32,543	5.12
Federal funds sold and securities purchased
under resale agreements	1,013,001	3,202	1.25	722,336	2,286	1.27
Loans, net of unearned discount	4,455,480	59,134	5.32	4,534,405	60,155	5.38

Total Earning Assets and Average Rate Earned	8,117,712	94,725	4.67	7,811,042	95,026	4.91
Cash and due from banks	1,127,547			1,071,671
Allowance for possible loan losses	(83,432)			(83,485)
Premises and equipment	167,839			169,186
Accrued interest and other assets	438,940			461,760

Total Assets	$9,768,606			$9,430,174

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,091,571			$1,996,745
Correspondent banks	932,728			842,247
Public funds	51,938			56,332

Total demand deposits	3,076,237			2,895,324
Interest-bearing deposits:
Savings and Interest-On-Checking	1,036,734	261	0.10	1,015,103	272	0.11
Money market deposit accounts	2,101,658	5,684	1.08	2,014,095	5,393	1.09
Time accounts	1,018,412	3,403	1.34	1,072,929	3,934	1.49
Public funds	331,764	785	0.95	345,697	1,052	1.23

Total time deposits	4,488,568	10,133	0.91	4,447,824	10,651	0.97

Total deposits	7,564,805			7,343,148
Federal funds purchased and securities sold
under repurchase agreements	1,045,693	1,153	0.44	922,834	1,422	0.62
Guaranteed preferred beneficial interests in
junior subordinated deferrable interest
debentures	100,000	2,119	8.47	100,000	2,119	8.47
Subordinated notes payable and other notes
payable	150,607	1,176	3.12	150,607	1,230	3.29
Other borrowings	12,599	108	3.44	14,532	127	3.56

Total Interest-Bearing Funds and Average
Rate Paid	5,797,466	14,689	1.01	5,635,797	15,549	1.11

Accrued interest and other liabilities	161,557			188,866

Total Liabilities	9,035,260			8,719,986
Shareholders' Equity	733,346			710,188

Total Liabilities and Shareholders' Equity	$9,768,606			$9,430,174

Net interest income		$80,036			$79,477

Net interest spread			3.66%			3.79%

Net interest income to total average earning assets			3.95%			4.10%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are
Included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	December 31, 2002			September 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Time deposits	$13,220	$30	0.90%	$14,312	$54	1.50%
Securities:
U.S. Treasury	16,543	91	2.17	45,716	221	1.92
U.S. government agencies and corporations	2,033,449	27,529	5.42	1,887,692	27,040	5.73
States and political subdivisions
Tax-exempt	191,919	3,429	7.15	182,171	3,099	6.80
Taxable	2,240	37	6.61	2,248	37	6.58
Other	34,598	339	3.92	34,765	339	3.90

Total securities	2,278,749	31,425	5.52	2,152,592	30,736	5.71
Federal funds sold and securities purchased
under resale agreements	442,473	1,579	1.40	316,848	1,411	1.74
Loans, net of unearned discount	4,515,604	64,241	5.64	4,511,565	67,087	5.90

Total Earning Assets and Average Rate Earned	7,250,046	97,275	5.34	6,995,317	99,288	5.64
Cash and due from banks	1,104,180			836,049
Allowance for possible loan losses	(82,499)			(80,555)
Premises and equipment	171,581			173,333
Accrued interest and other assets	430,494			397,492

Total Assets	$8,873,802			$8,321,636

Liabilities:
Demand deposits:
Commercial and individual	$2,023,906			$1,947,332
Correspondent banks	793,306			534,577
Public funds	48,779			48,539

Total demand deposits	2,865,991			2,530,448
Time deposits:
Savings and Interest-On-Checking	992,806	354	0.14	977,977	480	0.19
Money market deposit accounts	1,933,820	5,874	1.20	1,866,489	6,367	1.35
Time accounts	1,118,686	4,984	1.77	1,153,949	5,813	2.00
Public funds	340,398	1,103	1.30	322,799	1,221	1.50

Total time deposits	4,385,710	12,316	1.11	4,321,214	13,881	1.27

Total deposits	7,251,701			6,851,662
Federal funds purchased and securities sold
under repurchase agreements	512,323	1,377	1.05	406,404	1,486	1.43
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	100,000	2,119	8.47	100,000	2,119	8.47
Subordinated notes payable and other notes
payable	150,608	1,385	3.68	151,002	1,403	3.72
Other borrowings	18,331	162	3.51	19,396	174	3.57

Total Interest-Bearing Funds and Average
Rate Paid	5,166,972	17,358	1.33	4,998,016	19,063	1.51

Accrued interest and other liabilities	143,119			125,846

Total Liabilities	8,176,082			7,654,310
Shareholders' Equity	697,720			667,326

Total Liabilities and Shareholders' Equity	$8,873,802			$8,321,636

Net interest income		$79,917			$80,225

Net interest spread			4.00%			4.13%

Net interest income to total average earning assets			4.41%			4.56%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2002

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Time deposits	$13,868	$65	1.89%
Securities:
U.S. Treasury	58,028	290	2.00
U.S. government agencies and corporations	1,865,691	27,470	5.89
States and political subdivisions
Tax-exempt	176,419	3,078	6.98
Taxable	2,229	37	6.64
Other	33,965	348	4.10

Total securities	2,136,332	31,223	5.85
Federal funds sold and securities purchased
under resale agreements	112,638	524	1.84
Loans, net of unearned discount	4,587,665	67,896	5.94

Total Earning Assets and Average Rate Earned	6,850,503	99,708	5.83
Cash and due from banks	766,820
Allowance for possible loan losses	(79,512)
Premises and equipment	154,785
Accrued interest and other assets	400,311

Total Assets	$8,092,907

Liabilities:
Demand deposits:
Commercial and individual	$1,869,124
Correspondent banks	472,994
Public funds	38,442

Total demand deposits	2,380,560
Time deposits:
Savings and Interest-On-Checking	1,023,782	490	0.19
Money market deposit accounts	1,818,573	5,783	1.28
Time accounts	1,164,320	6,347	2.19
Public funds	332,982	1,256	1.51

Total time deposits	4,339,657	13,876	1.28

Total deposits	6,720,217
Federal funds purchased and securities sold
under repurchase agreements	353,525	1,310	1.47
Guaranteed preferred beneficial interests in the
Corporation's junior subordinated deferrable
interest debentures	100,000	2,119	8.47
Subordinated notes payable and other notes
payable	153,238	1,466	3.83
Other borrowings	19,325	173	3.60

Total Interest-Bearing Funds and Average
Rate Paid	4,965,745	18,944	1.53

Accrued interest and other liabilities	119,790

Total Liabilities	7,466,095
Shareholders' Equity	626,812

Total Liabilities and Shareholders' Equity	$8,092,907

Net interest income		$80,764

Net interest spread			4.30%

Net interest income to total average earning assets			4.72%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   There has been no significant change in the market risks faced by the Corporation since December 31, 2002. For information regarding the Corporation's market risk, refer to the Corporation's 2002 Form 10-K.

Item 4. Controls and Procedures

   As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. No changes were made to Corporation's internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

   The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation's financial statements.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual Meeting of Shareholders held on May 21, 2003, shareholders voted on the following matters:

(1)

To elect six Class I director nominees to serve until the 2006 Annual Meeting of Shareholders, and to elect one Class III director nominee to serve until the 2005 Annual Meeting of Shareholders. Each director nominee was elected.

	Name of Nominee:	Total Votes For	Total Votes Withheld

	Class I:
	Isaac Arnold, Jr.	45,701,923	1,085,406
	Harry H. Cullen	46,585,341	201,988
	Patrick B. Frost	46,581,342	205,987
	James L. Hayne	46,580,020	207,309
	Robert S. McClane	46,582,667	204,662
	Mary Beth Williamson	46,505,793	281,536

	Class III:
	Carlos Alvarez	46,596,831	190,498

(2)	To ratify the selection of Ernst & Young LLP to act as independent auditors of the Corporation for the fiscal year that began January 1, 2003.

	Total Votes For	44,334,116
	Total Votes Against	2,336,148
	Total Abstentions	117,065

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

99.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer

99.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer

99.3

Section 1350 Certifications of the Corporation's Chief Executive Officer and Chief Financial Officer. This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Corporation filed one Current Report on Form 8-K, dated April 24, 2003, which contained a press release announcing financial results for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.

(Registrant)

Date: July 23, 2003	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Accounting Officer)