Form 10-Q
period 2003-09-30
CULLEN FROST BANKERS INC
filed 2003-10-22
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of October 16, 2003, there were 51,855,593 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest income:
Loans, including fees	$57,460	$66,984	$176,523	$201,377
Securities:
Taxable	27,630	27,637	85,929	84,085
Tax-exempt	2,121	1,988	6,352	5,944
Interest-bearing deposits	23	46	88	142
Federal funds sold and securities purchased under resale agreements	2,617	1,411	8,105	2,411

Total interest income	89,851	98,066	276,997	293,959

Interest expense:
Deposits	8,563	13,881	29,347	43,068
Federal funds purchased and securities sold under repurchase agreements	453	1,485	3,028	3,982
Guaranteed preferred beneficial interests in junior subordinated
deferrable interest debentures	2,118	2,118	6,356	6,356
Subordinated notes payable and other borrowings	1,198	1,579	3,839	5,101

Total interest expense	12,332	19,063	42,570	58,507

Net interest income	77,519	79,003	234,427	235,452
Provision for possible loan losses	1,998	5,850	9,044	18,046

Net interest income after provision for possible loan losses	75,521	73,153	225,383	217,406

Non-interest income:
Trust fees	11,646	11,666	34,717	35,854
Service charges on deposit accounts	22,576	19,720	65,432	57,712
Insurance commissions	7,276	7,250	20,944	18,393
Other service, collection and exchange charges, commissions and fees	6,334	4,176	14,423	13,013
Net gain on securities transactions	40	-	40	88
Other	7,274	7,621	26,758	25,971

Total non-interest income	55,146	50,433	162,314	151,031

Non-interest expense:
Salaries and wages	37,408	35,888	109,428	104,396
Employee benefits	9,129	8,372	29,140	25,580
Net occupancy	7,804	7,202	22,246	21,875
Furniture and equipment	5,418	5,495	16,272	16,814
Intangible amortization	1,412	1,736	4,477	5,348
Other	21,111	19,351	62,006	58,713

Total non-interest expense	82,282	78,044	243,569	232,726

Income from continuing operations before income taxes	48,385	45,542	144,128	135,711
Income taxes	15,622	14,760	46,262	43,632

Income from continuing operations	32,763	30,782	97,866	92,079
Loss from discontinued operations, net of tax (Note 11)	-	(4,320)	-	(5,247)

Net income	$32,763	$26,462	$97,866	$86,832

Basic per share:
Income from continuing operations	$0.64	$0.60	$1.91	$1.81
Net income	0.64	0.52	1.91	1.70

Diluted per share:
Income from continuing operations	$0.62	$0.59	$1.87	$1.75
Net income	0.62	0.51	1.87	1.65

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	September 30,	December 31,	September 30,
	2003	2002	2002

Assets:
Cash and due from banks	$1,118,250	$1,331,136	$1,044,076
Interest-bearing deposits	3,216	8,661	6,570
Federal funds sold and securities purchased under resale agreements	625,700	724,150	516,250

Total cash and cash equivalents	1,747,166	2,063,947	1,566,896

Securities held to maturity, at amortized cost	27,591	36,135	39,282
Securities available for sale, at estimated fair value	2,833,067	2,417,126	2,121,372
Trading account securities	3,063	4,995	374
Loans, net of unearned discounts	4,525,666	4,518,913	4,569,431
Less: Allowance for possible loan losses	(83,410)	(82,584)	(81,500)

Net loans	4,442,256	4,436,329	4,487,931
Premises and equipment, net	165,564	169,927	172,154
Goodwill	98,873	97,838	98,826
Other intangible assets, net	17,410	21,330	22,341
Cash surrender value of life insurance policies	108,244	104,650	107,195
Accrued interest receivable and other assets	208,549	202,526	168,559

Total assets	$9,651,783	$9,554,803	$8,784,930

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,227,723	$3,229,052	$2,951,573
Interest-bearing deposits	4,512,633	4,399,091	4,348,772

Total deposits	7,740,356	7,628,143	7,300,345

Federal funds purchased and securities sold under repurchase agreements	752,826	811,218	407,062
Subordinated notes payable and other borrowings	159,721	168,164	169,721
Guaranteed beneficial interests in junior subordinated deferrable
interest debentures	100,000	100,000	100,000
Accrued interest payable and other liabilities	138,597	143,488	121,181

Total liabilities	8,891,500	8,851,013	8,098,309

Shareholders' Equity:
Common stock, par value $.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Surplus	199,185	196,830	195,523
Retained earnings	606,994	549,422	532,803
Deferred compensation	(1,509)	(1,957)	(451)
Accumulated other comprehensive income, net of tax	14,969	32,548	37,960
Treasury stock, 1,809,974, 2,266,141 and 2,511,991 shares, at cost	(59,892)	(73,589)	(79,750)

Total shareholders' equity	760,283	703,790	686,621

Total liabilities and shareholders' equity	$9,651,783	$9,554,803	$8,784,930

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Total shareholders' equity at beginning of period	$703,790	$594,919

Comprehensive income:

Net income	97,866	86,832
Other comprehensive income:
Change in fair value of securities available for sale of $(27,005) in 2003 and $80,034 in 2002, net of reclassification adjustment of $(40) in 2003 and $(88) in 2002 and tax effect of $9,466 in 2003 and $(27,981) in 2002	(17,579)	51,965

Total comprehensive income	80,287	138,797

Stock option exercises and employee stock purchase plan purchases	9,378	8,110
Tax benefit from stock option exercises	2,345	3,445
Purchase of treasury stock	-	(28,733)
Repurchase of restricted stock	-	(845)
Amortization of deferred compensation	511	4,380
Cash dividends	(36,028)	(33,452)

Total shareholders' equity at end of period	$760,283	$686,621

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Net income	$97,866	$86,832
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	9,044	18,046
Deferred tax benefit	(3,055)	(5,874)
Accretion of loan discounts	(2,850)	(4,279)
Securities premium amortization, net	921	1,140
Net gain on sale of assets	(2,979)	(2,947)
Net gain on securities transactions	(40)	(88)
Depreciation and amortization	19,346	21,779
Tax benefit from stock option exercises	2,345	3,445
Amortization of deferred compensation	511	4,380
Earnings on life insurance policies	(3,594)	(3,767)
Charge for discontinued operations	-	3,035
Net change in:
Trading account securities	1,932	(256)
Loans held for sale	(1,364)	70,284
Accrued interest receivable and other assets	1,352	126,916
Accrued interest payable and other liabilities	(5,733)	(30,886)

Net cash from operating activities	113,702	287,760

Investing Activities
Securities held to maturity:
Purchases	(1,000)	-
Maturities, calls and principal repayments	9,523	11,912
Securities available for sale:
Purchases	(8,179,334)	(6,827,158)
Sales	6,767,281	6,460,533
Maturities, calls and principal repayments	968,207	429,431
Net change in loans	(12,856)	(125,691)
Net cash (paid) received in acquisitions	(750)	19,163
Proceeds from sales of premises and equipment	1,092	2,182
Purchases of premises and equipment	(7,071)	(40,232)
Proceeds from sales of repossessed properties	5,697	2,280

Net cash from investing activities	(449,211)	(67,580)

Financing Activities
Net change in deposits	112,213	180,593
Net change in short-term borrowings	(58,392)	101,678
Principal payments on notes payable and other borrowings	(8,443)	(11,337)
Proceeds from stock option exercises and employee stock purchase plan purchases	9,378	8,110
Purchase of treasury stock	-	(28,733)
Repurchase of restricted stock	-	(845)
Cash dividends paid	(36,028)	(33,452)

Net cash from financing activities	18,728	216,014

Net change in cash and cash equivalents	(316,781)	436,194
Cash and equivalents at beginning of period	2,063,947	1,130,702

Cash and equivalents at end of period	$1,747,166	$1,566,896

Supplemental disclosures:
Cash paid for interest	$50,295	$63,787
Cash paid for income taxes	32,941	37,836

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

   The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of Cullen/Frost and its wholly owned subsidiaries (collectively referred to as the "Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2002, included in the Corporation's Annual Report on Form 10-K filed with the SEC on March 28, 2003 (the "2002 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

   The accounting and financial reporting policies the Corporation follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses is particularly subject to change.

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

   Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investments by and distributions to owners. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income for the nine months ended September 30, 2003 is reported in the accompanying consolidated statements of changes in shareholders' equity. Comprehensive income totaled $15.3 million for the three months ended September 30, 2003 compared to $46.6 million for the three months ended September 30, 2002.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2003				December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$24,358	$785	$3	$25,140	$33,556	$1,273	$2	$34,827
States and political subdivisions	2,108	153	-	2,261	2,454	156	-	2,610
Other	1,125	-	15	1,110	125	-	-	125

Total	$27,591	$938	$18	$28,511	$36,135	$1,429	$2	$37,562

Securities Available for Sale:
U.S. Treasury	$-	$-	$-	$-	$16,991	$12	$-	$17,003
U.S. government agencies and corporations	2,549,525	55,892	8,477	2,596,940	2,090,705	75,970	6	2,166,669
State and political subdivisions	192,682	8,804	193	201,293	191,944	7,205	110	199,039
Other	34,834	-	-	34,834	34,415	-	-	34,415

Total	$2,777,041	$64,696	$8,670	$2,833,067	$2,334,055	$83,187	$116	$2,417,126

   Securities with a fair value totaling $1.2 billion at September 30, 2003 and $1.4 billion at December 31, 2002 were pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes, as required or permitted by law. Obligations of U.S. government agencies and corporations classified as available for sale in the table above included securities loaned in connection with dollar-roll repurchase agreements with a fair value totaling $305.3 million at September 30, 2003 and $395.7 million at December 31, 2002.

Note 3 - Loans

Loans were as follows:

	September 30,	Percentage	December 31,	Percentage
	2003	of Total	2002	of Total

Commercial and industrial	$2,162,007	47.8%	$2,155,550	47.7%
Real estate:
Construction:
Commercial	353,022	7.8	315,340	7.0
Consumer	26,232	0.6	45,152	1.0
Land:
Commercial	165,193	3.6	158,271	3.5
Consumer	5,175	0.1	8,231	0.2
Commercial real estate mortgages	1,099,563	24.3	1,050,957	23.2
1-4 family residential mortgages	124,814	2.8	179,077	4.0
Other consumer real estate	281,345	6.2	276,429	6.1

Total real estate	2,055,344	45.4	2,033,457	45.0
Consumer:
Indirect	10,653	0.2	25,262	0.6
Other	286,914	6.4	289,190	6.4
Other, including foreign	19,471	0.4	23,295	0.5
Unearned discount	(8,723)	(0.2)	(7,841)	(0.2)

Total loans	$4,525,666	100.0%	$4,518,913	100.0%

   Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $34.2 million at September 30, 2003 and $34.9 million at December 31, 2002. Accruing loans past due more than 90 days totaled $12.3 million at September 30, 2003 and $9.1 million at December 31, 2002.

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

Impaired loans were as follows:

		September 30,	December 31,
		2003		2002

Balance of impaired loans with no allocated allowance		$7,432		$9,769
Balance of impaired loans with an allocated allowance		22,015		19,247

Total recorded investment in impaired loans		$29,447		$29,016

Amount of the allowance allocated to impaired loans		$9,878		$9,275

   All impaired loans are included in non-performing assets. The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $31.1 million and $31.5 million during the three and nine months ended September 30, 2003 and $29.7 million and $30.6 million for the three and nine months ended September 30, 2002. No interest income was recognized on these loans subsequent to their classification as impaired.

   The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2003 or December 31, 2002.

Note 4 - Allowance for Possible Loan Losses

   The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Balance at the beginning of the period	$83,410	$78,577	$82,584	$72,881
Provision for possible loan losses	1,998	5,850	9,044	18,046
Net charge-offs:
Losses charged to the allowance	(4,482)	(4,084)	(13,034)	(14,042)
Recoveries	2,484	1,157	4,816	4,615

Net charge-offs	(1,998)	(2,927)	(8,218)	(9,427)

Balance at the end of the period	$83,410	$81,500	$83,410	$81,500

Note 5 - Deposits

Deposits were as follows:

September 30,		Percentage	December 31,	Percentage	September 30,	Percentage
	2003	of Total	2002	of Total	2002	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$2,244,208	29.0%	$2,165,033	28.4%	$2,128,445	29.1%
Correspondent banks	897,864	11.6	1,001,713	13.1	749,104	10.3
Public funds	85,651	1.1	62,306	0.8	74,024	1.0

Total non-interest-bearing demand deposits	3,227,723	41.7	3,229,052	42.3	2,951,573	40.4

Interest-bearing deposits:
Savings and Interest-On-Checking	1,036,445	13.4	1,030,227	13.5	980,002	13.4
Money market accounts	2,224,752	28.7	1,925,924	25.3	1,892,349	25.9
Time accounts under $100,000	431,029	5.6	477,957	6.3	493,750	6.8
Time accounts of $100,000 or more	525,710	6.8	612,183	8.0	645,808	8.9
Public funds	294,697	3.8	352,800	4.6	336,863	4.6

Total interest-bearing deposits	4,512,633	58.3	4,399,091	57.7	4,348,772	59.6

Total deposits	$7,740,356	100.0%	$7,628,143	100.0%	$7,300,345	100.0%

Deposits from foreign sources, primarily Mexico, totaled $669.6 million at September 30, 2003 and $691.1 million at December 31, 2002.

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

   The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Commitments to extend credit totaled $2.2 billion and $2.1 billion at September 30, 2003 and December 31, 2002.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $229.0 million at September 30, 2003 and $159.3 million at December 31, 2002. As of September 30, 2003, in accordance with a new accounting standard, the Corporation has an accrued liability of $1.2 million related to potential obligations under these guarantees. No liability was recorded for these guarantees prior to January 1, 2003. See Note 13 - New Accounting Standards.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.2 million and $9.9 million for the three and nine months ended September 30, 2003 and $3.4 million and $10.0 million for the three and nine months ended September 30, 2002. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2002. See the 2002 Form 10-K for information regarding these commitments.

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

   Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

   Cullen/Frost's and Frost Bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $100 million of 8.42% trust preferred securities. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital plus $150 million of 6.875% subordinated notes payable and a permissible portion of the allowance for possible loan losses.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

September 30, 2003
Total Capital to Risk-Weighted Assets
Cullen/Frost	$940,481	15.00%	$501,525	8.00%	N/A	N/A
Frost Bank	891,064	14.23	501,049	8.00	$626,311	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	712,055	11.36	250,762	4.00	N/A	N/A
Frost Bank	662,712	10.58	250,525	4.00	375,787	6.00
Leverage Ratio
Cullen/Frost	712,055	7.39	385,525	4.00	N/A	N/A
Frost Bank	662,712	6.88	385,096	4.00	481,370	5.00

December 31, 2002
Total Capital to Risk-Weighted Assets
Cullen/Frost	$859,518	14.16%	$485,529	8.00%	N/A	N/A
Frost Bank	814,889	13.44	485,188	8.00	$606,485	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	634,733	10.46	242,764	4.00	N/A	N/A
Frost Bank	590,157	9.73	242,594	4.00	363,891	6.00
Leverage Ratio
Cullen/Frost	634,733	7.25	350,268	4.00	N/A	N/A
Frost Bank	590,157	6.75	349,879	4.00	437,349	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of September 30, 2003, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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

Basic and diluted earnings per share computations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerators for both basic and diluted earnings per share:
Income from continuing operations	$32,763	$30,782	$97,866	$92,079
Loss from discontinued operations, net of tax	-	(4,320)	-	(5,247)

Net income	$32,763	$26,462	$97,866	$86,832

Denominators:
Weighted-average shares outstanding for basic earnings per share	51,503	50,924	51,351	50,956
Dilutive effect of stock options and restricted stock awards	1,315	1,444	1,091	1,514

Weighted-average shares outstanding for diluted earnings per share	52,818	52,368	52,442	52,470

Basic earnings per share:
Income from continuing operations	$0.64	$0.60	$1.91	$1.81
Loss from discontinued operations, net of tax	-	(0.08)	-	(0.11)

Net income	$0.64	$0.52	$1.91	$1.70

Diluted earnings per share:
Income from continuing operations	$0.62	$0.59	$1.87	$1.75
Loss from discontinued operations, net of tax	-	(0.08)	-	(0.10)

Net income	$0.62	$0.51	$1.87	$1.65

Note 9 - Stock-Based Compensation

   The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$32,763	$26,462	$97,866	$86,832
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	112	2,348	332	3,040
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,808)	(4,314)	(4,851)	(8,677)

Pro forma net income	$31,067	$24,496	$93,347	$81,195

Earnings per share:
Basic - as reported	$0.64	$0.52	$1.91	$1.70
Basic - pro forma	0.61	0.48	1.82	1.59

Diluted - as reported	0.62	0.51	1.87	1.65
Diluted - pro forma	0.60	0.48	1.80	1.57

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

Note 10 - Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Current income tax expense	$16,362	$17,139	$49,317	$49,506
Deferred income tax benefit	(740)	(2,379)	(3,055)	(5,874)

Income tax expense as reported, before discontinued operations	$15,622	$14,760	$46,262	$43,632

Current income tax benefit related to discontinued operations	$-	$(2,327)	$-	$(2,825)

   Net deferred tax assets totaled $28.8 million at September 30, 2003 and $16.3 million at December 31, 2002. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

Note 11 - Discontinued Operations

   On July 23, 2002, the Corporation announced that its start-up securities firm, Frost Securities, Inc., was exiting all capital markets-related activities at the close of business on that day. Conditions in the capital markets, combined with the uncertainty of the outlook for the future, made further investments by the Corporation in this segment uneconomic. The discontinued capital markets components included research, sales, trading, and capital markets-related investment banking. The move resulted in the elimination of approximately forty-four positions, or substantially all of the subsidiary's fifty employees. The Corporation maintains a small group of investment banking professionals to continue providing limited advisory and private equity services to middle market companies in its market area.

   During the third quarter of 2002, the Corporation recognized a loss on the disposal of the discontinued operations of $6.7 million ($4.4 million, or $.08 diluted per share, after-tax). The loss on the disposal was primarily related to accelerated deferred compensation and severance expense.

   The results of operations of the discontinued component are presented separately in the accompanying consolidated statement of income for the three and nine months ended September 30, 2002, net of tax, following income from continuing operations. Details are presented in the table below:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Revenues	$688	$6,084
Expenses	619	7,440
Loss on disposal	6,716	6,716

Loss before income taxes	(6,647)	(8,072)
Income tax benefit	(2,327)	(2,825)

Loss from discontinued operations	$(4,320)	$(5,247)

Loss per share from discontinued operations:
Basic	$(0.08)	$(0.11)
Diluted	(0.08)	(0.10)

Note 12 - Operating Segments

   The Corporation has two reportable operating segments, Banking and the Financial Management Group (FMG), that are delineated by the products and services that each segment offers. Banking includes both commercial and consumer banking services, Frost Insurance Agency and the continuing portion of Frost Securities, Inc. (See Note 11 - Discontinued Operations). Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. Prior period amounts have been reclassified to conform to the current presentation.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non- Banks	Discontinued Operations	Consolidated

Three Months Ended:
September 30, 2003
Revenues from (expenses to) external customers	$119,259	$15,065	$(1,659)	$-	$132,665
Net income (loss)	33,225	1,697	(2,159)	-	32,763

September 30, 2002
Revenues from (expenses to) external customers	$115,151	$15,980	$(1,695)	$688	$129,436
Net income (loss)	30,332	2,837	(2,387)	(4,320)	26,462

Nine Months Ended:
September 30, 2003
Revenues from (expenses to) external customers	$356,440	$45,164	$(4,863)	$-	$396,741
Net income (loss)	97,592	6,989	(6,715)	-	97,866

September 30, 2002
Revenues from (expenses to) external customers	$343,838	$48,446	$(5,801)	$6,084	$386,483
Net income (loss)	90,449	9,004	(7,374)	(5,247)	86,832

Note 13 - New Accounting Standards

   Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Corporation's financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Corporation's financial statements. The Corporation considers the fees collected in connection with the issuance of letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. Accordingly, under FIN 45, the Corporation now defers fees collected in connection with the issuance of letters of credit. The fees are then recognized in income proportionately over the life of the letter of credit agreement. As of September 30, 2003, the Corporation had deferred letter of credit fees totaling $1.2 million, which represents the fair value of the Corporation's potential obligations under the letter of credit guarantees.

   FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

   The Corporation expects to adopt FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. In its current form, FIN 46 may require the Corporation to de-consolidate its investment in Cullen/Frost Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Cullen/Frost Capital Trust I, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Corporation was not permitted to include the $100 million in trust preferred securities issued by Cullen/Frost Capital Trust I in its Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes (see Note 7 - Capital). If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities, which bear interest at 8.42%, without penalty.

   The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Corporation's financial statements.

   SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG), (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Corporation's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.
(taxable-equivalent basis - table dollars in thousands, except per share amounts)

   The following discussion should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2002, included in the Corporation's 2002 Form 10-K. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003, or any future period.

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

Application of Critical Accounting Policies and Accounting Estimates

   The accounting and reporting policies followed by the Corporation conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Corporation bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

   The Corporation considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Corporation's financial statements. Accounting polices related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Corporation also considers accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which could materially impact the way the Corporation accounts for stock options.

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

Results of Operations

   A discussion of the Corporation's results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields.

   In the third quarter of 2002, the Corporation discontinued the operations of the capital markets division of its investment banking subsidiary, Frost Securities, Inc. (FSI). All operating results for this discontinued component of our operations have been reclassified to "discontinued operations" and are reported separately, net of tax, in the income statement. All prior periods have been restated to reflect this change.

Overview

   Net income totaled $32.8 million and $97.9 million, or $0.62 and $1.87 diluted per share, for the three and nine months ended September 30, 2003 compared to $26.5 million and $86.8 million, or $0.51 and $1.65 diluted per share, for the three and nine months ended September 30, 2002 and $34.2 million, or $0.65 diluted per share, for the three months ended June 30, 2003. Income from continuing operations was equal to reported net income for the 2003 interim periods, while income from continuing operations totaled $30.8 million and $92.1 million, or $0.59 and $1.75 diluted per share, for the three and nine months ended September 30, 2002. Income from continuing operations does not include the net after-tax effect of losses from the discontinued FSI operations totaling $4.3 million and $5.2 million during the three and nine months ended September 30, 2002.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2002

Taxable-equivalent net interest income	$78,821	$80,036	$80,225	$238,334	$239,115
Taxable-equivalent adjustment	1,302	1,302	1,222	3,907	3,663

Net interest income, as reported	77,519	78,734	79,003	234,427	235,452
Provision for possible loan losses	1,998	3,446	5,850	9,044	18,046
Non-interest income	55,146	55,195	50,433	162,314	151,031
Non-interest expense	82,282	80,216	78,044	243,569	232,726

Income from continuing operations before taxes	48,385	50,267	45,542	144,128	135,711
Income taxes	15,622	16,034	14,760	46,262	43,632

Income from continuing operations	32,763	34,233	30,782	97,866	92,079
Loss from discontinued operations, net of tax	-	-	(4,320)	-	(5,247)

Net income	$32,763	$34,233	$26,462	$97,866	$86,832

Basic per share:
Income from continuing operations	$0.64	$0.67	$0.60	$1.91	$1.81
Net income	0.64	0.67	0.52	1.91	1.70

Diluted per share:
Income from continuing operations	$0.62	$0.65	$0.59	$1.87	$1.75
Net income	0.62	0.65	0.51	1.87	1.65

Return on average assets:
Based on income from continuing operations	1.33%	1.41%	1.47%	1.36%	1.51%
Based on net income	1.33	1.41	1.26	1.36	1.42

Return on average equity:
Based on income from continuing operations	17.78%	18.72%	18.30%	18.05%	19.37%
Based on net income	17.78	18.72	15.73	18.05	18.26

Dividends per share	$0.24	$0.24	$0.22	$0.70	$0.655

   As stated above, the 2002 net income amounts include the net after-tax effect of losses from the discontinued FSI operations. Accordingly, management believes an analysis of income from continuing operations provides a more relevant comparison. Income from continuing operations for the three and nine months ended September 30, 2003 increased $2.0 million, or 6.4%, and $5.8 million, or 6.3% over the same periods in 2002. The increase over the comparable three-month period was primarily the result of a $4.7 million increase in non-interest income and a $3.9 million decrease in the provision for possible loan losses, partly offset by a $4.2 million increase in non-interest expense and a $1.5 million decrease in net interest income. The increase over the comparable nine-month period was primarily the result of a $11.3 million increase in non-interest income and a $9.0 million decrease in the provision for possible loan losses. The impact of these items was partly offset by a $10.8 million increase in non-interest expense and a $1.0 million decrease in net interest income.

   Net income for the third quarter of 2003 decreased $1.5 million, or 4.3%, from the second quarter of 2003. The decrease was primarily the result of a $2.1 million increase in non-interest expense and a $1.2 million decrease in net interest income partly offset by a $1.4 million decrease in the provision for possible loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 59.1% of total revenue during the first nine months of 2003. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The general market rates of interest, including the deposit and loan rates offered by many financial institutions, are influenced by the Federal Reserve. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2002 at 4.75% and remained stable until the fourth quarter when the rate decreased 50 basis points to 4.25%. During 2003, the prime rate remained at 4.25% until the end of the second quarter, when the rate decreased 25 basis points to 4.00%. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner beginning 2002 at 1.75% and decreasing 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25% until the end of the second quarter, when the rate decreased 25 basis points to 1.00%.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with demand deposits historically being a significant source of funds. This lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin. However, in a sustained declining interest rate environment, such as the interest rate environment experienced since early 2001, the Corporation experiences compression of its net interest margin. This compression results from resistance to further reductions in interest rates paid on the Corporation's already low cost deposit base, which results in a disproportionately larger decrease in the yields on earning assets. Further analysis of the components of the Corporation's net interest margin is presented below.

   The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to average volume or average interest rate change in proportion to the absolute amounts of the change in each. The comparison between the second and third quarters of 2003 includes an additional change factor that shows the effect of the difference in the number of days in each period, as further discussed below.

	Third Quarter	Third Quarter	Year to Date
	2003 vs.	2003 vs.	2003 vs.
	Third Quarter	Second Quarter	Year to Date
	2002	2003	2002

Due to changes in average volume	$6,398	$2,179	$19,879
Due to changes in average interest rates	(7,802)	(4,250)	(20,660)
Due to difference in the number days in each of the comparable periods	-	856	-

Total change	$(1,404)	$(1,215)	$(781)

   Taxable-equivalent net interest income for the three and nine months ended September 30, 2003 decreased $1.4 million, or 1.8%, and $781 thousand, or 0.3%, compared to the same periods in 2002. The lack of significant fluctuation between the comparable periods resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. The average volume of earning assets for the first nine months of 2003 increased $1.1 billion from the first nine months of 2002. Over the same time frame, the net interest margin decreased 67 basis points.

   Taxable-equivalent net interest income for the third quarter of 2003 decreased $1.2 million, or 1.5%, from the second quarter of 2003, despite the increase in the number of days in the third quarter. Net interest income for the third quarter of 2003 included 92 days compared to 91 days for the second quarter of 2003. On an equivalent basis, removing the impact of the additional day from the third quarter total, net interest income would have decreased an additional $856 thousand, for a total effective decrease of $2.1 million, from the second quarter of 2003. This effective decrease in taxable-equivalent net interest income from the second quarter of 2003 was the result of a 7 basis point decrease in the net interest margin combined with a $34.8 million decrease in the average volume of earning assets. The decline in the net interest margin was partly due to the 25 basis point drop in market interest rates at the end of the second quarter of 2003, as discussed above. Partly offsetting the effect of the decline in taxable-equivalent net interest income due to declines in both the net interest margin and average earning assets was a $140.4 million decrease in the average volume of interest-bearing liabilities. The ratio of earning assets to interest-bearing liabilities increased from 140.0% in the second quarter to 142.9% in the third quarter.

   The majority of the growth in earning assets during 2003 as compared to 2002 was in federal funds sold and securities purchased under resale agreements. Funding for this growth was primarily provided by increases in dollar-roll repurchase agreements. During the fourth quarter of 2002, the Corporation began to leverage earning assets by utilizing dollar-roll repurchase agreements. By doing this, the Corporation has been able to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resale agreements and the cost of the dollar-roll repurchase agreements. This spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and securities purchased under resale agreements, which had an average yield of 1.17% during the first nine months of 2003, the Corporation's net interest margin is negatively impacted. The average yield on earning assets decreased from 5.79% for the first nine months of 2002 to 4.69% for the first nine months of 2003. Over the same time frame, the average cost of interest-bearing liabilities decreased from 1.57% for the first nine months of 2002 to 1.00% for the first nine months of 2003. As a result of these changes, the Corporation's net interest margin decreased from 4.56% and 4.65% for the three and nine months ended September 30, 2002 to 3.88% and 3.98% for the three and nine months ended September 30, 2003.

   Other earning asset growth of significance during the first nine months of 2003 was in U.S. government agency securities, which increased in average volume by $452.0 million over the comparable period in 2002 and had an average yield of 4.85% in 2003 compared to 5.86% in 2002. The average volume of loans, the Corporation's primary category of earning assets, decreased $62.1 million during the first nine months of 2003 from the comparable period in 2002 and had an average yield of 5.28% in 2003 compared to 5.93% in 2002.

   Exclusive of the federal funds sold growth that was funded by the dollar-roll transactions discussed above, funding for the remaining growth in average earning assets was provided by deposit growth. Average deposits increased $779.5 million. This increase included $628.6 million, or 80.6%, related to non-interest-bearing deposits. Accordingly, the ratio of average non-interest-bearing deposits to total average deposits increased from 35.9% during the first nine months of 2002 to 40.5% during the same period in 2003. This change in proportions, combined with a general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 33 basis points over the comparable periods; and, (ii) mitigating a portion of the impact of declining yields on earning assets on the Corporation's net interest income. The average cost of interest-bearing deposits and total deposits was 0.87% and 0.52% during the first nine months of 2003 and 1.33% and 0.85% during the first nine months of 2002.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2002

Trust fees	$11,646	$12,206	$11,666	$34,717	$35,854
Service charges on deposit accounts	22,576	21,752	19,720	65,432	57,712
Insurance commissions	7,276	6,682	7,250	20,944	18,393
Other service, collection and exchange charges,
commissions and fees	6,334	4,440	4,176	14,423	13,013
Net gain on securities transactions	40	-	-	40	88
Other	7,274	10,115	7,621	26,758	25,971

Total	$55,146	$55,195	$50,433	$162,314	$151,031

   Total non-interest income for the third quarter of 2003 increased $4.7 million, or 9.3%, from the third quarter of 2002 while remaining relatively unchanged from the second quarter of 2003. Total non-interest income for the nine months ended September 30, 2003 increased $11.3 million, or 7.5%, over the comparable period in 2002. Changes in the components of non-interest income are discussed below.

   Trust fee income for the three months ended September 30, 2003 was not significantly different from the comparable period in 2002. However, outsourcing of the administration of certain employee benefit plans at the beginning of 2003 resulted in lower investment fees.

   Trust fee income for nine months ended September 30, 2003 decreased $1.1 million, or 3.2%, compared to the same period in 2002. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees for the first nine months of 2003. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees.

   The decrease in trust fee income during the nine months ended September 30, 2003 was primarily the result of declines in investment fees and estate fees. The impact of these items was partly offset by an increase in oil and gas trust management fees. The decline in investment fees was primarily due to weaker equity market conditions overall in 2003 compared to the same periods in 2002.

   Trust fee income for the third quarter of 2003 decreased $560 thousand, or 4.6%, from the second quarter of 2003. The decrease was primarily due to a decrease in tax fees related to the preparation of tax returns for customer trust accounts (such fees are generally seasonal with the majority of such fees recognized during the second quarter), lower oil and gas fees and certain insignificant accrual adjustments.. The impact of these items was partly offset by an increase in investment fee income resulting from improved equity market conditions since the second quarter.

   At September 30, 2003, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (42.6% of trust assets), fixed income securities (37.1% of trust assets) and cash equivalents (12.7% of trust assets). The estimated fair value of trust assets was approximately $13.4 billion (including managed assets of $6.3 billion and custody assets of $7.1 million) at September 30, 2003, compared to approximately $12.6 billion (including managed assets of $5.9 billion and custody assets of $6.7 million) at December 31, 2002 and approximately $12.1 billion (including managed assets of $5.7 billion and custody assets of $6.4 million) at September 30, 2002.

   Service charges on deposit accounts for the three and nine months ended September 30, 2003 increased $2.9 million, or 14.5%, and $7.7 million, or 13.4%, over the comparable periods in 2002. The increases were primarily due to increases in overdraft fees on individual and commercial accounts and increases in treasury management revenues on commercial accounts. The increased treasury management revenues resulted primarily from a lower earnings credit rate as well as higher levels of billable services. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for more of their services through fees rather than through the use of deposit balances.

   Service charges on deposit accounts increased $824 thousand, or 3.8%, during the third quarter of 2003 compared to the second quarter of 2003 primarily due to increases in overdraft fees on individual and commercial accounts and increases in treasury management revenues on commercial accounts.

   Effective October 4, 2003, the Corporation reduced certain maintenance and transaction fees applicable to all its consumer checking accounts. Accordingly, in the short-term, management expects this to have a slight negative impact on service charges on deposit accounts. The impact is expected to be less than $1.0 million over the next several quarters.

   Insurance commissions for the three months ended September 30, 2003 did not significantly fluctuate from the comparable period in 2002. Insurance commissions increased $2.6 million, or 13.9%, for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the combined result of continued selling efforts and the effect of a tighter market for certain products resulting in higher insurance premiums and related commission revenues. The Corporation also acquired a small insurance agency during the first quarter of 2003.

   Insurance commissions for the third quarter of 2003 increased $594 thousand, or 8.9%, over the second quarter of 2003 primarily due to normal variation in the timing of renewals and in the market demand for insurance products. The second quarter of 2003 experienced weaker market demand for insurance products compared to the first and third quarters of 2003. Recently, the Corporation has begun to experience market pressure related to the pricing of insurance policies and commission levels.

   Other service charges and fees for the three months ended September 30, 2003 increased $2.2 million, or 51.7%, compared to the same period in 2002. The increase was primarily due to increases in investment banking fees. During the third quarter of 2003, the Corporation recognized $2.4 million in such fees, most of which were related to a single transaction. Other service charges and fees also increased, in part, due to accelerated realization of deferred loan fees because of loan prepayments resulting from the lower interest rate environment. These increases were offset by lower letter of credit fees due to the deferral of certain fees in accordance with a new accounting standard (see Note 13 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report) and decreases in other miscellaneous service charges.

   Other service charges and fees for the nine months ended September 30, 2003 increased $1.4 million, or 10.8%, compared to the same period in 2002. The increase was primarily due to increases in investment banking fees, accelerated realization of deferred loan fees due to loan prepayments and increases in other miscellaneous service charges offset by decreases in letter of credit fees, mutual fund fees, money market fees, income associated with the factoring of accounts receivable and ATM service fees.

   Other service charges and fees for the third quarter of 2003 increased $1.9 million, or 42.7%, compared to the second quarter of 2003. The increase was primarily due to increases in investment banking corporate advisory fees and accelerated realization of deferred loan fees offset by decreases in letter of credit fees and other miscellaneous service charges.

   Other non-interest income decreased $347 thousand, or 4.6%, for the three months ended September 30, 2003 compared to the same period in 2002. The decrease was primarily result of decreases in annuity income, earnings from the accretion of the cash surrender value of life insurance policies and non-recurring other income items. The impact of these items was partly offset by increases in lease rental income, check card income, royalty income from mineral interests and realized gains on the sale of student loans.

  Other non-interest income increased $787 thousand, or 3.0%, for the nine months ended September 30, 2003 compared to the same period in 2002. The increase primarily resulted from increases in rebate income received from various insurance carriers related to the performance of insurance policies previously placed (which is seasonal in nature and is generally received in the first quarter of each year), lease rental income, check card income, royalty income from mineral interests and gains on sales of foreclosed assets and bank premises. Gains on sales of foreclosed assets and sales of bank premises totaled $880 thousand and $504 thousand, respectively, during the nine months ended September 30, 2003 compared to $78 thousand and $120 thousand, respectively, during the comparable period in 2002. The increases in the aforementioned other non-interest income items were partly offset by decreases in gains realized on the sale of student loans, annuity income, automated services income generated from a data processing center sold in the first quarter of 2002, and non-recurring other income items. During the nine months ended September 30, 2002, the Corporation sold $117.8 million in student loans ($106.7 million of which occurred in the second quarter) with realized gains totaling $3.3 million compared to sales of $48.2 million in student loans ($44.5 million of which occurred in the second quarter) with realized gains totaling $1.7 million during the comparable period 2003.

   Other non-interest income for the third quarter of 2003 decreased $2.8 million, or 28.1%, compared to the second quarter of 2003. The decrease primarily resulted from decreases in gains realized on the sale of student loans, which decreased $1.5 million, and decreases in non-recurring gains on sales of foreclosed assets and bank premises, which decreased $1.1 million. Other components of non-interest income which decreased included earnings from the accretion of the cash surrender value of life insurance policies, check card income, annuity income, and royalty income from mineral interests. The effect of these items was partly offset by increases in securities trading account income.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2002

Salaries and wages	$37,408	$35,523	$35,888	$109,428	$104,396
Employee benefits	9,129	9,420	8,372	29,140	25,580
Net occupancy	7,804	7,372	7,202	22,246	21,875
Furniture and equipment	5,418	5,395	5,495	16,272	16,814
Intangible amortization	1,412	1,380	1,736	4,477	5,348
Other	21,111	21,126	19,351	62,006	58,713

Total	$82,282	$80,216	$78,044	$243,569	$232,726

   Total non-interest expense for the three and nine months ended September 30, 2003 increased $4.2 million, or 5.4%, and $10.8 million, or 4.7%, over the comparable periods in 2002. Total non-interest expense for the third quarter of 2003 increased $2.1 million, or 2.6%, compared to the second quarter of 2003. Changes in the components of non-interest expense are discussed below.

   Salaries and wages for the three and nine months ended September 30, 2003 increased $1.5 million, or 4.2%, and $5.0 million, or 4.8%, over the comparable periods in 2002. The increases over the comparable periods are primarily related to increases in headcount, merit increases and increases in commissions paid in connection with increased revenues associated with Frost Insurance Agency. Salaries and wages for the third quarter of 2003 increased $1.9 million, or 5.3%, compared to the second quarter of 2003 primarily related to an increase in commissions paid due to increases in revenues associated with Frost Insurance Agency and the continuing component of Frost Securities, Inc. Additionally, the second quarter of 2003 included a reversal of some previously accrued salaries and commissions payable that reduced the total amount of salaries and wages expense that would have otherwise been reported during the quarter.

   Employee benefits for the three and nine months ended September 30, 2003 increased $757 thousand, or 9.0%, and $3.6 million, or 13.9%, over the comparable periods in 2002. The increases are primarily related to increases in retirement plan expense, profit sharing plan expense, medical insurance and payroll taxes. Employee benefits for the third quarter of 2003 decreased $291 thousand, or 3.1%, compared to the second quarter of 2003 primarily due to decreases in payroll taxes.

   Net occupancy expense for the third quarter of 2003 increased $602 thousand, or 8.4%, from the third quarter of 2002 and $432 thousand, or 5.9%, from the second quarter of 2003. The increase from the third quarter of 2002 was primarily due to increased depreciation on leasehold improvements and increased building maintenance and utilities costs. The increase from the second quarter of 2003 was primarily due to increases in utilities costs and other non-recurring miscellaneous expense items.

   Net occupancy expense for the nine months ended September 30, 2003 did not significantly fluctuate from the comparable period in 2002. The Corporation experienced decreased lease expense resulting from the purchases of the twenty-one story Frost Bank office tower and the adjacent parking garage facility in downtown San Antonio in the second quarter of 2002. The Corporation also experienced an increase in parking garage income as a result of the purchase. The impact of these items was offset by increased building maintenance, insurance and utilities costs, higher depreciation expense on leasehold improvements, higher lease expense related to various other facilities and higher depreciation expense related to the purchased office tower and garage.

   Furniture and equipment expense for the three and nine months ended September 30, 2003 decreased $77 thousand, or 1.4%, and $542 thousand, or 3.2%, from the comparable periods in 2002. The decreases from 2002 are primarily related to decreases in furniture and equipment depreciation, software amortization and equipment rental expense partly offset by increases in software maintenance expense. Furniture and equipment expense for the third quarter of 2003 did not significantly fluctuate compared to the second quarter of 2003.

   Intangible amortization for the three and nine months ended September 30, 2003 decreased $324 thousand, or 18.7%, and $871 thousand, or 16.3%, from the comparable periods in 2002. The decreases are primarily related to the completion of the amortization of certain intangible assets, partly offset by additional amortization related to intangible assets recorded during the first quarter of 2003 in connection with the acquisition of an insurance agency. Intangible amortization for the third quarter of 2003 was not significantly different from the second quarter of 2003.

   Other non-interest expense for the three and nine months ended September 30, 2003 increased $1.8 million, or 9.1%, and $3.3 million, or 5.6%, over the comparable periods in 2002. The increases are primarily related to increases in attorney fees, advertising/promotional expenses, check card expenses, expenses related to leased properties, and higher federal reserve service charges due to the lower interest rate environment. Other non-interest expense for the third quarter of 2003 was not significantly different from the second quarter of 2003.

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

		Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2002

Banking	$33,225	$34,210	$30,332	$97,592	$90,449
Financial Management Group	1,697	2,254	2,837	6,989	9,004
Non-Banks	(2,159)	(2,231)	(2,387)	(6,715)	(7,374)
Discontinued operations	-	-	(4,320)	-	(5,247)

Consolidated net income	$32,763	$34,233	$26,462	$97,866	$86,832

Banking

   Net income for the three and nine months ended September 30, 2003 increased $2.9 million, or 9.5%, and $7.1 million, or 7.9%, over the comparable periods in 2002. The increase over the comparable three-month period resulted primarily from a $3.9 million decrease in the provision for possible loan losses and a $5.3 million increase in non-interest income. The impact of these items was partly offset by a $1.2 million decrease in net interest income and a $3.7 million increase in non-interest expense. The increase over the comparable nine-month period resulted primarily from a $9.0 million decrease in the provision for possible loan losses and a $12.7 million increase in non-interest income. The impact of these items was partly offset by a $8.7 million increase in non-interest expense.

   Net interest income for the three and nine months ended September 30, 2003 decreased $1.2 million, or 1.5%, and $92 thousand, from the comparable periods in 2002. The lack of significant fluctuation between the comparable periods resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. The impact of the increase in the average volume of earning assets was somewhat constrained as the majority of the growth in earning assets was in lower-yielding federal funds sold and securities purchased under resale agreements, which also led to a decrease in net interest margins over the comparable periods. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and nine months ended September 30, 2003 totaled $2.0 million and $9.0 million compared to $5.9 million and $18.0 million for the same periods in 2002. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three and nine months ended September 30, 2003 increased $5.3 million, or 15.1%, and $12.7 million, or 12.0%, over the comparable periods in 2002 primarily due to increases in service charges on deposit accounts and other service charges. Increased insurance commissions were also partly responsible for the increase over the comparable nine-month period. See the analysis of service charges on deposit accounts, and other service charges and insurance commissions included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and nine months ended September 30, 2003 increased $3.7 million, or 5.8%, and $8.7 million, or 4.5%, over the comparable periods in 2002. The increase was primarily related to increases in salaries and wages and employee benefits. Combined, these categories of non-interest expense increased $2.6 million and $8.1 million over the comparable three- and nine-month periods. The increase was primarily the result of increases in headcount, merit increases, increases in commissions paid in connection with increased revenues associated with Frost Insurance Agency, increases in payroll taxes and increases in employee benefit plan expenses.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross revenues of $7.3 million and $22.9 million during the three and nine months ended September 30, 2003 compared to $7.3 million and $19.6 million during the three and nine months ended September 30, 2002. Insurance commissions were the largest component of these revenues, increasing $2.7 million, or 14.5%, during the nine months ended September 30, 2003 compared to the same period in 2002. The increase was primarily the result of continued selling efforts and the effect of a tighter market resulting in higher insurance premiums and related commission revenues. Additionally, the Corporation had increases in rebate income received from various insurance carriers related to the performance of insurance policies previously placed. The rebate income is seasonal in nature and is generally received in the first quarter of each year.

Financial Management Group (FMG)

   Net income for the three and nine months ended September 30, 2003 decreased $1.1 million, or 40.2%, and $2.0 million, or 22.4%, from the comparable periods in 2002. The decrease from the comparable three-month period was primarily due to decreases in net interest income and non-interest income combined with increases in salaries and wages, employee benefits and other non-interest expense. The decrease from the comparable nine-month period was primarily due to a decrease in trust fees in addition to fluctuations in other income and expense components similar to those that affected the comparable three-month period.

   Net interest income for the three and nine months ended September 30, 2003 decreased $285 thousand, or 24.0%, and $929 thousand, or 26.6%, from the comparable periods in 2002 primarily because the lower interest rate environment has reduced the funds transfer price paid on FMG's securities sold under repurchase agreements.

   Non-interest income for the three and nine months ended September 30, 2003 decreased $630 thousand, or 4.3%, and $2.4 million, or 5.2%, from the comparable periods in 2002. The decline from the comparable three-month period was primarily due to decreases in service charges and other non-interest income partly offset by a slight increase in trust fees. The decline from the comparable nine-month period was primarily due to decreases in trust fees and services charges.

   Trust fee income is the most significant income component for FMG. Trust fee income for the three months ended September 30, 2003 was not significantly different from the comparable period in 2002. The decrease in trust fee income during the nine months ended September 30, 2003 was primarily the result of declines in estate fees and investment fees. The impact of these items was partly offset by an increase in oil and gas trust management fees. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees for the first nine months of 2003. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees. The decline in investment fees was primarily due to weaker equity market conditions overall in 2003 compared to the same periods in 2002.. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The decreases in service charges over the comparable three- and nine-month periods were primarily due to declines in mutual fund and money market fees. The decrease in other non-interest income from the comparable three-month period was primarily due to declines in brokerage commission income and income from sales of annuity products.

   Non-interest expense for the three and nine months ended September 30, 2003 increased $584 thousand, or 4.9%, and $1.9 million, or 5.5%, over the comparable periods in 2002 primarily due to increases in salaries and wages, employee benefits and other non-interest expense. The increases in salaries and wages and employee benefits were primarily the result of merit increases, increases in payroll taxes and increases in employee benefit plan expenses. The increases in other non-interest expense were primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The $228 thousand and $659 thousand decreases in the net loss for the Non-Banks operating segment for the three and nine months ended September 30, 2003 compared the same periods in 2002 were primarily due to an increase in royalty income from mineral interests and other miscellaneous items.

Discontinued Operations

   During the third quarter of 2002 the Company discontinued the operations of the capital markets division of its investment banking subsidiary, Frost Securities, Inc. See Note 11 - Discontinued Operations in the accompanying notes to consolidated financial statements included elsewhere in this report.

Income Taxes

   The Corporation recognized income tax expense on continuing operations for the three and nine months ended September 30, 2003 of $15.6 million and $46.3 million, for effective rates of 32.3% and 32.1%, compared to $14.8 million and $43.6 million, for effective rates of 32.4% and 32.2%, for the three and nine months ended September 30, 2002. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $9.7 billion for the nine months ended September 30, 2003 representing an increase of $1.5 billion, or 18.1%, over average assets for the nine months ended September 30, 2002. Average loans for the first nine months of 2003 were $4.5 billion representing a 1.4% decrease from the first nine months of 2002. Average federal funds sold and securities purchased under resale agreements for the first nine months of 2003 increased $734.2 million, or 412.1%, from the first nine months of 2002. The increase in average federal funds sold and securities purchased under resale agreements was primarily the result of the Corporation's use of dollar-roll repurchase agreements to capitalize on yield spreads. See the analysis of dollar-roll transactions under the section captioned "Net Interest Income" included elsewhere in this discussion. Total deposits averaged $7.6 billion for the first nine months of 2003, increasing $779.5 million, or 11.5%, compared to the first nine months of 2002.

Loans

Loans were as follows as of the dates indicated:

	September 30,	Percent	June 30,	December 31,	September 30,
	2003	of Total	2003	2002	2002

Commercial and industrial	$2,162,007	47.8%	$2,108,656	$2,155,550	$2,142,271
Real estate:
Construction:
Commercial	353,022	7.8	359,651	315,340	351,557
Consumer	26,232	0.6	35,349	45,152	48,802
Land:
Commercial	165,193	3.6	153,562	158,271	148,140
Consumer	5,175	0.1	5,553	8,231	9,818
Commercial real estate mortgages	1,099,563	24.3	1,072,496	1,050,957	1,051,190
1-4 family residential mortgages	124,814	2.8	145,714	179,077	197,801
Other consumer real estate	281,345	6.2	276,729	276,429	279,728

Total real estate	2,055,344	45.4	2,049,054	2,033,457	2,087,036

Consumer:
Indirect	10,653	0.2	14,849	25,262	33,220
Other	286,914	6.4	272,327	289,190	282,725
Other, including foreign	19,471	0.4	24,365	23,295	32,155
Unearned discount	(8,723)	(0.2)	(7,700)	(7,841)	(7,976)

Total	$4,525,666	100.0%	$4,461,551	$4,518,913	$4,569,431

   Loans totaled $4.5 billion at September 30, 2003 and remained relatively stable compared to June 30, 2003 and December 31, 2002. Excluding shared national credits purchased ("SNCs"), 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased 1.9% from June 30, 2003 and 3.5% from December 31, 2002. SNCs, which are discussed further below, are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale and are generally sold after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period.

   At September 30, 2003, the majority of the loan portfolio was comprised of commercial and industrial loans, which totaled $2.2 billion, or 47.8% of total loans, and real estate loans, which totaled $2.1 billion, or 45.4% of total loans. The real estate total includes both commercial and consumer balances.

   Excluding SNCs, commercial and industrial loans increased 3.1% from June 30, 2003, and 4.0% from December 31, 2002 to $2.0 billion. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios. At September 30, 2003, commercial leases totaled $61.8 million and asset-based loans totaled $43.8 million compared to $59.3 million and $48.4 million at June 30, 2003 and $57.6 million and $49.8 million at December 31, 2002.

   The Corporation's SNC portfolio totaled $169.2 million at September 30, 2003, decreasing from $176.9 million at June 30, 2003 and $239.4 million at December 31, 2002. The decrease during 2003 was due to the repayment of several large credits. At September 30, 2003, 69.4% of outstanding SNCs were related to the energy industry. The remaining SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total SNC portfolio. Additionally, almost all of the outstanding balance of SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services.

   Real estate loans totaled $2.1 billion at September 30, 2003 and remained relatively stable compared to December 31, 2002. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $27.2 million, or 1.4% from June 30, 2003 and $76.2 million, or 4.1%, from December 31, 2002. Commercial real estate loans totaled $1.1 billion at September 30, 2003 and represented 53.5% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2003, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, totaled $735.1 million at September 30, 2003, decreasing 2.1% from June 30, 2003 and 10.7% from December 31, 2002. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans decreased $10.0 million, or 1.7%, from June 30, 2003 and $22.4 million, or 3.9% from December 31, 2002.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

	September 30,	June 30,	December 31,	September 30,
	2003	2003	2002	2002

Consumer real estate:
Construction	$26,232	$35,349	$45,152	$48,802
Land	5,175	5,553	8,231	9,818
Other consumer real estate	281,345	276,729	276,429	279,728

Total consumer real estate	312,752	317,631	329,812	338,348
Consumer non-real estate	286,914	272,327	289,190	282,725
Indirect	10,653	14,849	25,262	33,220
1-4 family residential mortgages	124,814	145,714	179,077	197,801

Total consumer loans	$735,133	$750,521	$823,341	$852,094

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, student loans and other similar types of credit facilities. Consumer non-real estate loans decreased only 0.8% from December 31, 2002 despite the fact that the Corporation sold approximately $48.2 million of student loans during the first nine months of 2003 due to significant growth in student loans during the third quarter. The 71.5% net increase in student loans during the third quarter was primarily due to seasonal patterns. Excluding student loans, consumer non-real estate loans decreased $5.4 million, or 2.2% from December 31, 2002.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2001. At September 30, 2003, the majority of the portfolio was comprised of purchased home improvement and home equity loans (57.7%), as well as new and used automobile loans (39.5%). The portfolio is not expected to completely pay off before December 31, 2003 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time.

   The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. Although this portfolio will continue to decline due to the decision to withdraw from the mortgage origination business, high levels of mortgage refinances due to the low interest rate environment have accelerated the decrease.

   During September 2003, Texas voters approved an ammendment to the Texas constitution related to home equity lending. The amendment will permit financial institutions to offer home equity lines of credit. As a result, the Corporation has added home equity lines of credit to its loan offerings and expects to begin originating such lines in the fourth quarter.

Non-Performing Assets

Non-performing assets and accruing past due loans were as follows:

	September 30,	June 30,	December 31,	September 30,
	2003	2003	2002	2002

Non-accrual loans:
Real estate	$11,986	$15,655	$11,702	$14,155
Commercial and industrial	17,791	18,968	19,878	19,181
Other	4,441	2,530	3,281	4,627

Total non-accrual loans	34,218	37,153	34,861	37,963

Foreclosed assets:
Real estate	6,925	6,360	8,005	2,389
Other	52	43	42	128

Total foreclosed assets	6,977	6,403	8,047	2,517

Total non-performing assets	$41,195	$43,556	$42,908	$40,480

Accruing past due loans:
30 to 89 days past due	$27,482	$29,473	$30,766	$38,911
90 or more days past due	12,304	6,853	9,081	7,045

Total accruing loans past due	$39,786	$36,326	$39,847	$45,956

   Non-performing assets at September 30, 2003 decreased 5.4% from June 30, 2003 and 4.0% from December 31, 2002. Non-performing assets as a percentage of total loans and foreclosed assets totaled 0.91% at September 30, 2003, 0.97% at June 30, 2003 and 0.95% at December 31, 2002. The decrease during the first nine months of 2003 was related to a decline in non-accrual real estate loans and commercial and industrial loans.

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

   Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2003, the Corporation had $27.5 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. Approximately 81.1% of the total is related to two credits - one to a company in several distribution businesses, and the other to a company in the retail industry. Weakness in these companys' operating performance combined with a slowdown in certain business sectors has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was $366 thousand and $1.2 million for the three and nine months ended September 30, 2003, compared to $380 thousand and $1.2 million for the three and nine months ended September 30, 2002.

Allowance for Possible Loan Losses

   The allowance for possible loan losses totaled $83.4 million, or 1.84% of loans at September 30, 2003, compared to $83.4 million, or 1.87% of loans at June 30, 2003, $82.6 million, or 1.83% of loans at December 31, 2002 and $81.5 million, or 1.78% of loans at September 30, 2002. The allowance for possible loan losses as percentage of non-accrual loans was 243.8% at September 30, 2003 compared to 224.5% at June 30, 2003, 236.9% at December 31, 2002 and 214.7% at September 30, 2002.

   Charge-offs are loan balances that have been written off against the allowance for possible loan losses once the loan is determined to be uncollectible. Loan charge-offs, net of recoveries, were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2002

Real estate	$922	$(42)	$88	$1,165	$955
Commercial and industrial	669	2,971	2,326	5,851	7,187
Consumer	407	517	489	1,202	1,252
Other, including foreign	-	-	24	-	33

Total net charge-offs	$1,998	$3,446	$2,927	$8,218	$9,427

Net charge-offs as a percentage of average loans	0.18%	0.31%	0.26%	0.25%	0.28%

   The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses totaled $2.0 million and $9.0 million for the three and nine months ended September 30, 2003, decreasing $3.9 million and $9.0 million from the comparable periods in 2002. Higher provisions were considered necessary during 2002 due to the overall uncertainty in the economy. The provision for possible loan losses for the third quarter of 2003 decreased $2.2 million from the second quarter of 2003. The decrease reflects the fact that the Corporation has not experienced a significiant change in loan portfolio credit quality since the end of the second quarter. Accordingly, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   At September 30, 2003, shareholders' equity totaled $760.3 million compared to $749.8 million at June 30, 2003, $703.8 million at December 31, 2002 and $686.6 million at September 30, 2002. In addition to net income of $97.9 million, other significant changes in shareholders' equity during the first nine months of 2003 included $36.0 million of dividends paid and $9.4 million in proceeds from stock option exercises and the related tax benefits of $2.3 million. The accumulated other comprehensive income component of shareholders' equity totaled $15.0 million at September 30, 2003 compared to $32.4 million at June 30, 2003 and $32.5 million at December 31, 2002. These fluctuations resulted from changes in the fair value of securities available for sale, net of taxes. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Capital in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.22, $0.24 and $0.24 per common share during the first, second and third quarters of 2003, respectively, and quarterly dividends of $0.215, $0.22 and $0.22 per common share during the first, second and third quarters of 2002, respectively. This equates to a dividend payout ratio of 37.8% and 36.8% during the three and nine months ended September 30, 2003 and 42.5% and 38.5% during the three and nine months ended September 30, 2002. In addition, the Corporation initiated a program during the third quarter of 2001 to repurchase up to 2.6 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. The Corporation did not repurchase any shares under this program during the first nine months of 2003. The repurchase program terminated in the third quarter of 2003 and a total of 1.2 million shares at a cost of $39.2 million were repurchased under this program.

   Funding sources available at the holding company level include a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at September 30, 2003.

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

Consolidated Average Balance Sheets and Interest Income Analysis-Year-to-Date
(dollars in thousands - taxable-equivalent basis)	September 30, 2003			September 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$9,373	$88	1.25%	$14,557	$169	1.55%
Securities:
U.S. Treasury	33,174	303	1.22	39,386	597	2.03
U.S. Government agencies and corporations	2,326,340	84,607	4.85	1,874,352	82,426	5.86
States and political subdivisions
Tax-exempt	201,013	9,923	6.58	178,560	9,263	6.92
Taxable	1,641	82	6.63	2,237	111	6.61
Other	38,789	939	3.23	32,706	955	3.89

Total securities	2,600,957	95,854	4.91	2,127,241	93,352	5.85
Federal funds sold and securities purchased
under resale agreements	912,406	8,105	1.17	178,171	2,411	1.78
Loans, net of unearned discount	4,482,150	176,857	5.28	4,544,209	201,690	5.93

Total Earning Assets and Average Rate Earned	8,004,886	280,904	4.69	6,864,178	297,622	5.79
Cash and due from banks	1,104,329			823,164
Allowance for possible loan losses	(83,596)			(78,347)
Premises and equipment	167,786			158,692
Accrued interest and other assets	457,268			404,893

Total Assets	$9,650,673			$8,172,580

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,099,414			$1,914,703
Correspondent banks	904,347			472,442
Public funds	55,565			43,574

Total demand deposits	3,059,326			2,430,719
Interest-bearing deposits:
Savings and Interest-on-Checking	1,033,254	721	0.09	1,007,388	1,446	0.19
Money market deposit accounts	2,106,597	15,882	1.01	1,831,287	17,986	1.31
Time accounts	1,023,172	10,257	1.34	1,168,236	19,783	2.26
Public funds	331,008	2,487	1.00	336,240	3,853	1.53

Total time deposits	4,494,031	29,347	0.87	4,343,151	43,068	1.33

Total deposits	7,553,357			6,773,870
Federal funds purchased and securities sold
under repurchase agreements	940,000	3,028	0.42	362,829	3,982	1.45
Junior subordinated deferrable interest debentures	100,000	6,356	8.47	100,000	6,356	8.47
Subordinated notes payable and other notes	150,533	3,540	3.14	152,553	4,518	3.95
Federal Home Loan Bank advances	12,287	299	3.26	20,537	583	3.80

Total Interest-Bearing Funds and Average
Rate Paid	5,696,851	42,570	1.00	4,979,070	58,507	1.57

Accrued interest and other liabilities	169,578			127,170

Total Liabilities	8,925,755			7,536,959
Shareholders' Equity	724,918			635,621

Total Liabilities and Shareholders' Equity	$9,650,673			$8,172,580

Net interest income		$238,334			$239,115

Net interest spread			3.69%			4.22%

Net interest income to total average earning assets			3.98%			4.65%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2003			June 30, 2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,481	$23	1.04%	$8,974	$23	1.06%
Securities:
U.S. Treasury	17,975	65	1.43	67,519	187	1.11
U.S. government agencies and corporations	2,352,036	27,248	4.63	2,333,060	28,529	4.89
States and political subdivisions:
Tax-exempt	202,374	3,314	6.55	202,116	3,302	6.54
Taxable	1,369	23	6.70	1,566	26	6.59
Other	44,430	295	2.65	35,996	322	3.56

Total securities	2,618,184	30,945	4.73	2,640,257	32,366	4.90
Federal funds sold and securities purchased
under resale agreements	998,842	2,617	1.03	1,013,001	3,202	1.25
Loans, net of unearned discount	4,457,410	57,568	5.12	4,455,480	59,134	5.32

Total Earning Assets and Average Rate Earned	8,082,917	91,153	4.48	8,117,712	94,725	4.67
Cash and due from banks	1,113,310			1,127,547
Allowance for possible loan losses	(83,867)			(83,432)
Premises and equipment	166,364			167,839
Accrued interest and other assets	461,778			438,940

Total Assets	$9,740,502			$9,768,606

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,207,610			$2,091,571
Correspondent banks	937,025			932,728
Public funds	58,402			51,938

Total demand deposits	3,203,037			3,076,237
Interest-bearing deposits:
Savings and Interest-On-Checking	1,047,568	188	0.07	1,036,734	261	0.10
Money market deposit accounts	2,201,973	4,805	0.87	2,101,658	5,684	1.08
Time accounts	979,206	2,920	1.18	1,018,412	3,403	1.34
Public funds	315,889	650	0.82	331,764	785	0.95

Total time deposits	4,544,636	8,563	0.75	4,488,568	10,133	0.91

Total deposits	7,747,673			7,564,805
Federal funds purchased and securities sold
under repurchase agreements	852,248	453	0.21	1,045,693	1,153	0.44
Guaranteed preferred beneficial interests in junior
subordinated deferrable interest debentures	100,000	2,118	8.47	100,000	2,119	8.47
Subordinated notes payable and other notes	150,389	1,133	3.01	150,607	1,176	3.12
Federal Home Loan Bank advances	9,783	65	2.58	12,598	108	3.44

Total Interest-Bearing Funds and Average
Rate Paid	5,657,056	12,332	0.87	5,797,466	14,689	1.01

Accrued interest and other liabilities	149,417			161,557

Total Liabilities	9,009,510			9,035,260
Shareholders' Equity	730,992			733,346

Total Liabilities and Shareholders' Equity	$9,740,502			$9,768,606

Net interest income		$78,821			$80,036

Net interest spread			3.61%			3.66%

Net interest income to total average earning assets			3.88%			3.95%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2003			December 31, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$10,690	$42	1.59%	$13,220	$30	0.90%
Securities:
U.S. Treasury	13,985	52	1.50	16,543	91	2.17
U.S. government agencies and corporations	2,293,277	28,829	5.03	2,033,449	27,529	5.42
States and political subdivisions:
Tax-exempt	198,505	3,307	6.66	191,919	3,429	7.15
Taxable	1,996	33	6.58	2,240	37	6.61
Other	35,848	322	3.61	34,598	339	3.92

Total securities	2,543,611	32,543	5.12	2,278,749	31,425	5.52
Federal funds sold and securities purchased
under resale agreements	722,336	2,286	1.27	442,473	1,579	1.40
Loans, net of unearned discount	4,534,405	60,155	5.38	4,515,604	64,241	5.64

Total Earning Assets and Average Rate Earned	7,811,042	95,026	4.91	7,250,046	97,275	5.34
Cash and due from banks	1,071,671			1,104,180
Allowance for possible loan losses	(83,485)			(82,499)
Premises and equipment	169,186			171,581
Accrued interest and other assets	461,760			430,494

Total Assets	$9,430,174			$8,873,802

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$1,996,745			$2,023,906
Correspondent banks	842,247			793,306
Public funds	56,332			48,779

Total demand deposits	2,895,324			2,865,991
Interest-bearing deposits:
Savings and Interest-On-Checking	1,015,103	272	0.11	992,806	354	0.14
Money market deposit accounts	2,014,095	5,393	1.09	1,933,820	5,874	1.20
Time accounts	1,072,929	3,934	1.49	1,118,686	4,984	1.77
Public funds	345,697	1,052	1.23	340,398	1,103	1.30

Total time deposits	4,447,824	10,651	0.97	4,385,710	12,315	1.11

Total deposits	7,343,148			7,251,701
Federal funds purchased and securities sold
under repurchase agreements	922,834	1,422	0.62	512,323	1,377	1.05
Guaranteed preferred beneficial interests in junior
subordinated deferrable interest debentures	100,000	2,119	8.47	100,000	2,119	8.47
Subordinated notes payable and other notes	150,607	1,230	3.29	150,608	1,385	3.68
Federal Home Loan Bank advances	14,532	127	3.56	18,331	162	3.51

Total Interest-Bearing Funds and Average
Rate Paid	5,635,797	15,549	1.12	5,166,972	17,358	1.34

Accrued interest and other liabilities	188,865			143,119

Total Liabilities	8,719,986			8,176,082
Shareholders' Equity	710,188			697,720

Total Liabilities and Shareholders' Equity	$9,430,174			$8,873,802

Net interest income		$79,477			$79,917

Net interest spread			3.79%			4.00%

Net interest income to total average earning assets			4.10%			4.41%

The above information is shown on a taxable-equivalent basis assuming a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2002

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Time deposits	$14,312	$54	1.50%
Securities:
U.S. Treasury	45,716	221	1.92
U.S. government agencies and corporations	1,887,692	27,040	5.73
States and political subdivisions
Tax-exempt	182,171	3,099	6.80
Taxable	2,248	37	6.58
Other	34,765	339	3.90

Total securities	2,152,592	30,736	5.71
Federal funds sold and securities purchased
under resale agreements	316,848	1,411	1.74
Loans, net of unearned discount	4,511,565	67,087	5.90

Total Earning Assets and Average Rate Earned	6,995,317	99,288	5.64
Cash and due from banks	836,049
Allowance for possible loan losses	(80,555)
Premises and equipment	173,333
Accrued interest and other assets	397,492

Total Assets	$8,321,636

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$1,947,332
Correspondent banks	534,577
Public funds	48,539

Total demand deposits	2,530,448
Interest-bearing deposits:
Savings and Interest-On-Checking	977,977	480	0.19
Money market deposit accounts	1,866,489	6,367	1.35
Time accounts	1,153,949	5,813	2.00
Public funds	322,799	1,221	1.50

Total time deposits	4,321,214	13,881	1.27

Total deposits	6,851,662
Federal funds purchased and securities sold
under repurchase agreements	406,404	1,485	1.43
Guaranteed preferred beneficial interests in junior
subordinated deferrable interest debentures	100,000	2,118	8.47
Subordinated notes payable and other notes	151,002	1,404	3.72
Federal Home Loan Bank advances	19,396	175	3.57

Total Interest-Bearing Funds and Average
Rate Paid	4,998,016	19,063	1.51

Accrued interest and other liabilities	125,846

Total Liabilities	7,654,310
Shareholders' Equity	667,326

Total Liabilities and Shareholders' Equity	$8,321,636

Net interest income		$80,225

Net interest spread			4.13%

Net interest income to total average earning assets			4.56%

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

Item 4. Controls and Procedures

   As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer

32.1

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

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Corporation filed one Current Report on Form 8-K, dated July 23, 2003, which contained a press release announcing financial results for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.

(Registrant)

Date: October 22, 2003	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Accounting Officer)