Form 10-K
period 2003-12-31
CULLEN FROST BANKERS INC
filed 2004-02-18
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-7275

CULLEN/ FROST BANKERS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1751768

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(210) 220-4011

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value,
and attached Stock Purchase Rights	The New York Stock Exchange, Inc.

(Title of each class)	(Name of each exchange on which registered)

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

      As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $1,575,803,519.

      As of February 5, 2004, there were 51,870,593 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders of Cullen/ Frost Bankers, Inc. to be held on May 19, 2004 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CULLEN/ FROST BANKERS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

      The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

The Corporation

       Cullen/ Frost Bankers, Inc. (“Cullen/ Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as “Corporation”), a broad array of products and services throughout 12 Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2003, Cullen/ Frost had consolidated total assets of $9.7 billion and was the largest independent bank holding company headquartered in the State of Texas.

      The Corporation’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards, and safe, sound assets. The Corporation operates as a locally oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. The Corporation’s local market orientation is reflected in its financial service centers and regional advisory boards, which are comprised of local business persons, professionals and other community representatives, that assist the Corporation’s financial centers in responding to local banking needs. Despite this local market, community-based focus, the Corporation offers many of the products available at much larger money-center financial institutions.

      The Corporation serves a wide variety of industries including, among others, energy, services, retail, manufacturing, construction, telecommunications, healthcare, military, logistics and transportation. The Corporation’s customer base is similarly diverse. The Corporation is not dependent upon any single industry or customer.

      The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. From time to time, the Corporation engages in discussions and conducts due diligence activities related to possible acquisitions of other financial institutions and financial services companies. The Corporation seeks acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction.

      Although Cullen/ Frost is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Cullen/ Frost, are generally required to act as a source of financial strength for their subsidiary banks. The principal source of Cullen/ Frost’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which financial institution subsidiaries can pay dividends or otherwise supply funds to Cullen/ Frost. See the section captioned “Supervision and Regulation” for further discussion of these matters.

      Cullen/ Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/ Frost

The New Galveston Company

      Incorporated under the laws of Delaware, The New Galveston Company is a wholly owned second-tier financial holding company and bank holding company, which directly owns all of Cullen/ Frost’s banking and non-banking subsidiaries with the exception of Cullen/ Frost Capital Trust I.

Cullen/ Frost Capital Trust I

      Cullen/ Frost Capital Trust I (the “Trust”) is a Delaware statutory business trust formed in 1997 for the purpose of issuing $100 million in trust preferred securities and lending the proceeds to Cullen/ Frost. Cullen/ Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

      Prior to the implementation of a new accounting standard in the fourth quarter of 2003, the financial statements of the trust were included in the consolidated financial statements of the Corporation because Cullen/ Frost owns all of the outstanding common equity securities of the Trust. However, because Cullen/ Frost is not the primary beneficiary of the Trust, in accordance with the new accounting standard the financial statements of the Trust are no longer included in the consolidated financial statements of the Corporation. The Corporation’s prior financial statements have been restated to de-consolidate the Corporation’s investment in the Trust. See Note 23 — New Accounting Standards in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

      The trust preferred securities are currently included in the Tier 1 capital of Cullen/ Frost for regulatory capital purposes. However, because the financial statements of the Trust are no longer included in the Corporation’s consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. See Note 9 — Borrowed Funds and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

      In February 2004, the Corporation formed Cullen/ Frost Capital Trust II for the purpose of issuing $120 million in trust preferred securities and lending the proceeds to Cullen/ Frost. Cullen/ Frost has guaranteed, on a limited basis, the payments of distributions on the trust preferred securities and the payments on redemption of the trust preferred securities. See Note 24 — Subsequent Events in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

The Frost National Bank

      The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through 79 financial centers and 118 ATMs across Texas. Frost Bank serves the Texas metropolitan areas of Austin, Boerne, Corpus Christi, Dallas, Fort Worth, Galveston, Harlingen, Houston, McAllen, New Braunfels, San Antonio and San Marcos. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2003, Frost Bank had consolidated total assets of $9.7 billion and total deposits of $8.1 billion and was the largest commercial bank headquartered in the State of Texas.

      Significant services offered by Frost Bank include:

•	Commercial Banking. Frost Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing, as well as commercial leasing and treasury management services.

•	Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities, and brokerage services.

•	International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (in U.S. dollars only), making loans (in U.S. dollars only), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.

•	Correspondent Banking. Frost Bank acts as correspondent for nearly 270 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•	Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2003, the estimated fair value of trust assets was approximately $14.8 billion, including managed assets of $6.6 billion and custody assets of $8.2 billion.

•	Capital Markets — Fixed-Income Services. Frost Bank’s Capital Markets Division was formed in 1999 to meet the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, and securities safekeeping and clearance.

Frost Insurance Agency, Inc.

      Frost Insurance Agency, Inc. is a wholly owned subsidiary of Frost Bank that provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty insurance products, as well as group health and life insurance products.

Frost Brokerage Services, Inc.

      Frost Brokerage Services, Inc. (“FBS”) is a wholly owned subsidiary of Frost Bank that provides brokerage services and performs other transactions or operations related to the sale and purchase of securities of all types. FBS is registered as a fully disclosed introducing broker-dealer under the Securities Exchange Act of 1934 and, as such, does not hold any customer accounts.

Frost Securities, Inc.

      Frost Securities, Inc. (“FSI”) is a wholly owned subsidiary that provides advisory and private equity services to middle market companies in Texas.

Main Plaza Corporation

      Main Plaza Corporation is a wholly owned non-banking subsidiary that occasionally makes loans to qualified borrowers. Loans are funded with borrowings against Cullen/ Frost’s current cash or borrowings against internal credit lines.

Daltex General Agency, Inc.

      Daltex General Agency, Inc. is a wholly owned non-banking subsidiary that operates as a managing general insurance agency providing insurance on certain auto loans financed by Frost Bank.

Other Subsidiaries

      Cullen/ Frost has various other subsidiaries that are not significant to the consolidated entity.

Operating Segments

       Cullen/ Frost’s operations are managed along two reportable operating segments consisting of Banking and the Financial Management Group. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 — Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Competition

       There is significant competition among commercial banks in the Corporation’s market areas. As a result of the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Financial Modernization Act of 1999 in the section of this item captioned “Supervision and Regulation”), the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. Some of the Corporation’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Corporation. The Corporation generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services.

Supervision and Regulation

       Cullen/ Frost, Frost Bank and many of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

      As discussed in more detail below, this regulatory environment may, among other things, restrict the Corporation’s ability to diversify into certain areas of financial services, acquire depository institutions and pay dividends on its capital stock. It also may require the Corporation to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums.

      Set forth below is a description of the significant elements of the laws and regulations applicable to Cullen/ Frost and its subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes and regulations that are described.

Regulatory Agencies

      Cullen/ Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/ Frost is regulated under the Bank Holding Company Act of 1956, as amended, and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

      Frost Bank is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

      Many of the Corporation’s non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Frost Securities, Inc. and Frost Brokerage Services, Inc. are regulated by the SEC, the National Association of Securities Dealers, Inc. (“NASD”) and state securities regulators. The Corporation’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations.

Bank Holding Company Activities

      In general, the Bank Holding Company Act of 1956, as amended (“BHC Act”), limits the business of bank holding companies to banking, managing or controlling banks and performing certain servicing activities for subsidiaries. As a result of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”), however, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies. They also include activities that the Federal Reserve Board has determined, by order or regulation in effect prior to the enactment of the BHC Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. Cullen/ Frost’s declaration to become a financial holding company was declared effective by the Federal Reserve Board on March 11, 2000.

      In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

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

      The BHC Act, the Federal Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

      The principal source of Cullen/ Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and without adversely affecting its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $168.0 million to Cullen/ Frost, without obtaining affirmative governmental approvals, at December 31, 2003. This amount is not necessarily indicative of amounts that may be available to be paid in future periods.

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

Borrowings

      There are various restrictions on the ability of Cullen/ Frost and its non-bank subsidiaries to borrow from, and engage in certain other transactions with, Frost Bank. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of Cullen/ Frost or its non-bank subsidiaries, to 10% of Frost Bank’s capital stock and surplus, and, as to Cullen/ Frost and all such non-bank subsidiaries in the aggregate, to 20% of Frost Bank’s capital stock and surplus.

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

Source of Strength Doctrine

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

      The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets

•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

      Cullen/ Frost, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Frost Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

      Bank holding companies and banks are required to incorporate market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

      Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Cullen/ Frost, and the OCC has not advised Frost Bank, of any specific minimum leverage ratio applicable to it.

      The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDICIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

      Under the regulations adopted by the federal regulatory authorities, a bank insured by the FDIC will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Cullen/ Frost believes that, as of December 31, 2003, its bank subsidiary, Frost Bank, was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

      The FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

      For information regarding the capital ratios and leverage ratio of Cullen/ Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

      The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The BIS has stated that its objective is to finalize a new capital accord by mid-year 2004 and for member countries to implement the accord by year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, it is possible that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the United States federal bank regulatory authorities. The new capital requirements that may arise out of a new BIS capital accord could increase minimum capital requirements applicable to Cullen/ Frost and its subsidiaries.

Deposit Insurance

      Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Frost Bank was not required to pay any deposit insurance premiums in 2003; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. During 2003, Frost Bank paid Financing Corporation (“FICO”) assessments related to outstanding FICO bonds of $1.2 million to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation (“FSLIC”).

Depositor Preference

      The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

      FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

Community Reinvestment Act

      The Community Reinvestment Act (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy

      In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

USA PATRIOT Act of 2001

      The USA PATRIOT Act of 2001 (the “USA Patriot Act”) was signed into law primarily as result of the terrorist attacks of September 11, 2001. The USA Patriot Act is comprehensive anti-terrorism legislation that substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

      The regulations adopted by the United States Treasury Department under the USA Patriot Act impose new obligations on financial institutions, such as Frost Bank and Cullen/ Frost’s broker-dealer subsidiary, to maintain appropriate policies, procedures and control to detect, prevent and report money laundering and terrorist financing. Additionally, the regulations require that the Corporation, upon request from the appropriate federal regulatory agency, provide records related to anti-money laundering, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity and perform other related duties.

      Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution.

Legislative Initiatives

      From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Corporation cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation. A change in statutes, regulations or regulatory policies applicable to the Cullen/ Frost or any of its subsidiaries could have a material effect on the business of the Corporation.

Employees

       At December 31, 2003, the Corporation employed 3,268 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

       The names, ages as of December 31, 2003, recent business experience and positions or offices held by each of the executive officers of Cullen/ Frost are as follows:

Name and Position Held	Age	Recent Business Experience

T.C. Frost Senior Chairman of the Board and Director	76	Officer and Director of Frost Bank since 1950. Chairman of the Board of Cullen/ Frost from 1973 to October 1995. Member of the Executive Committee of Cullen/Frost from 1973 to present. Chief Executive Officer of Cullen/ Frost from July 1977 to October 1997. Senior Chairman of Cullen/ Frost from October 1995 to present.
Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	57	Officer of Frost Bank since 1973. Executive Vice President of Frost Bank from 1978 to April 1985. President of Frost Bank from April 1985 to August 1993. Chairman of the Board and Chief Executive Officer of Frost Bank from August 1993 to present. Director and Member of the Executive Committee of Cullen/ Frost from August 1993 to present. Chairman of the Board and Chief Operating Officer of Cullen/ Frost from October 1995 to October 1997. Chairman of the Board and Chief Executive Officer of Cullen/ Frost from October 1997 to present.
Patrick B. Frost President of Frost Bank and Director	43	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/ Frost from May 1997 to present. Member of the Executive Committee of Cullen/ Frost from July 1997 to present.
Phillip D. Green Group Executive Vice President and Chief Financial Officer	49	Officer of Frost Bank since July 1980. Vice President and Controller of Frost Bank from January 1981 to January 1983. Senior Vice President and Controller of Frost Bank from January 1983 to July 1985. Senior Vice President and Treasurer of Cullen/Frost from July 1985 to April 1989. Executive Vice President and Treasurer of Cullen/Frost from May 1989 to October 1995. Executive Vice President and Chief Financial Officer of Cullen/Frost from October 1995 to July 1998. Senior Executive Vice President and Chief Financial Officer from July 1998 to May 2001. Group Executive Vice President and Chief Financial Officer from May 2001 to present.

      There are no arrangements or understandings between any executive officer of Cullen/ Frost and any other person pursuant to which such executive officer was or is to be selected as an officer.

Available Information

       Under the Securities Exchange Act of 1934, Cullen/ Frost is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document Cullen/ Frost files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Cullen/ Frost files electronically with the SEC.

      Cullen/ Frost makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with the SEC. Additionally, the Corporation has adopted and posted on its website a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. The Corporation’s website also includes its corporate governance guidelines and the charters for its audit committee, its compensation and benefits committee, and its corporate governance and nominating committee. The address for the Corporation’s website is http://www.frostbank.com. The Corporation will provide a printed copy of any of the aforementioned documents to any shareholder that requests it.

ITEM 2.     PROPERTIES

      The Corporation’s primary offices are located in downtown San Antonio, Texas. These facilities, which are owned by the Corporation, house the Corporation’s executive and primary administrative offices as well as the principal banking headquarters of Frost Bank. The Corporation also owns or leases other facilities within its primary market areas of Austin, Boerne, Corpus Christi, Dallas, Fort Worth, Galveston, Harlingen, Houston, McAllen, New Braunfels, San Antonio and San Marcos. The Corporation considers its properties to be suitable and adequate for its present needs.

ITEM 3.     LEGAL PROCEEDINGS

      The Corporation is subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock Market Prices and Dividends

      The Corporation’s common stock is traded on The New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2003 and 2002 the high and low intra-day sales prices per share of Cullen/ Frost’s common stock as reported by the NYSE and the cash dividends declared per share.

	2003		2002

Sales Price Per Share	High	Low	High	Low

First quarter	$33.90	$29.05	$36.51	$29.65
Second quarter	34.60	30.05	40.75	33.59
Third quarter	39.00	32.00	38.26	28.30
Fourth quarter	41.06	37.31	35.90	29.30

Cash Dividends Per Share	2003	2002

First quarter	$0.22	$0.215
Second quarter	0.24	0.220
Third quarter	0.24	0.220
Fourth quarter	0.24	0.220

Total	$0.94	$0.875

      As of December 31, 2003, there were 51,776,093 shares of the Corporation’s common stock outstanding held by 1,948 holders of record. The closing price per share of common stock on December 31, 2003, was $40.57.

      The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. See the section captioned “Supervision and Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which are included elsewhere in this report.

     Stock-Based Compensation Plans

      Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2003, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 — Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

Weighted-Average
	Number of Shares	Exercise
	to be Issued Upon	Price of	Number of Shares
	Exercise of	Outstanding	Available for
Plan Category	Outstanding Awards	Awards	Future Grants

Plans approved by shareholders	6,897,900	$26.97	1,920,573
Plans not approved by shareholders	—	—	—

Total	6,897,900	$26.97	1,920,573

     Stock Repurchase Plans

      During the third quarter of 2001, the Corporation initiated a program to repurchase, from time to time, up to 2.6 million shares of its common stock over a two-year period at various prices in the open market or through private transactions. The Corporation did not repurchase any shares under this program during the first nine months of 2003. The repurchase program terminated in the third quarter of 2003 and a total of 1.2 million shares at a cost of $39.2 million were repurchased under this program. During the fourth quarter of 2003, the Corporation initiated a new program to repurchase, from time to time, up to 1.2 million shares of its common stock over a two-year period at various prices in the open market or through private transactions. As of December 31, 2003, 268 thousand shares at a cost of $10.7 million have been repurchased under this program.

ITEM 6.     SELECTED FINANCIAL DATA

      The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2003. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2003 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Additionally, prior year amounts have been restated to de-consolidate the Corporation’s investment in Cullen/ Frost Capital Trust I in connection with the implementation of a new accounting standard related to variable interest entities during the fourth quarter of 2003 (see Note 23 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report). Dollar amounts are in thousands, except per share data.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Consolidated Statements of Income
Interest income:
Loans, including fees	$233,463	$265,514	$343,928	$394,073	$329,610
Securities	125,778	120,221	106,933	109,248	113,561
Interest-bearing deposits	104	172	200	331	122
Federal funds sold and securities purchased under resale agreements	9,601	3,991	9,784	8,488	4,172

Total interest income	368,946	389,898	460,845	512,140	447,465
Interest expense:
Deposits	37,406	55,384	118,699	158,858	128,819
Federal funds purchased and securities sold under repurchase agreements	4,059	5,359	12,054	17,889	12,500
Junior subordinated deferrable interest debentures	8,735	8,735	8,735	8,735	8,735
Subordinated notes payable and other borrowings	4,988	6,647	5,531	4,346	808

Total interest expense	55,188	76,125	145,019	189,828	150,862

Net interest income	313,758	313,773	315,826	322,312	296,603
Provision for possible loan losses	10,544	22,546	40,031	14,103	12,427

Net interest income after provision for possible loan losses	303,214	291,227	275,795	308,209	284,176
Non-interest income:
Trust fees	47,486	47,463	48,784	49,266	46,411
Service charges on deposit accounts	87,805	78,417	70,534	60,627	58,787
Insurance commissions and fees	28,660	25,912	18,598	10,698	3,912
Other charges, commissions and fees	18,668	16,860	16,176	15,548	13,279
Net gain (loss) on securities transactions	40	88	78	4	(86)
Other	32,702	32,229	29,547	29,472	28,426

Total non-interest income	215,361	200,969	183,717	165,615	150,729
Non-interest expense:
Salaries and wages	146,622	139,227	138,347	133,525	119,902
Employee benefits	38,316	34,614	35,000	28,808	25,944
Net occupancy	29,286	28,883	29,419	27,693	27,045
Furniture and equipment	21,768	22,597	23,727	21,329	19,892
Intangible amortization	5,886	7,083	15,127	15,625	15,000
Restructuring charges	—	—	19,865	—	—
Other	84,157	79,738	78,172	76,832	75,252

Total non-interest expense	326,035	312,142	339,657	303,812	283,035
Income from continuing operations before income taxes and cumulative effect of accounting change	192,540	180,054	119,855	170,012	151,870
Income taxes	62,039	57,821	39,749	58,746	52,116

Income from continuing operations	130,501	122,233	80,106	111,266	99,754
Loss from discontinued operations, net of tax	—	(5,247)	(2,200)	(2,449)	(2,112)
Cumulative effect of change in accounting for derivatives, net of tax	—	—	3,010	—	—

Net income	$130,501	$116,986	$80,916	$108,817	$97,642

Selected Financial Data (continued)

	As of or for the Year Ended December 31,

	2003	2002	2001	2000	1999

Per Common Share Data
Basic:
Income from continuing operations	$2.54	$2.40	$1.55	$2.13	$1.87
Net income	2.54	2.29	1.57	2.09	1.83
Diluted:
Income from continuing operations	2.48	2.33	1.50	2.07	1.82
Net income	2.48	2.23	1.52	2.03	1.78
Cash dividends declared and paid	0.94	0.875	0.84	0.76	0.675
Book value	14.87	13.72	11.58	11.14	9.64
Common Shares Outstanding
Period-end	51,776	51,295	51,355	51,430	52,823
Weighted-average shares — basic	51,442	51,001	51,530	52,123	53,368
Dilutive effect of stock compensation	1,216	1,422	1,818	1,534	1,378
Weighted-average shares — diluted	52,658	52,423	53,348	53,657	54,746
Performance Ratios
Return on average assets:
Income from continuing operations	1.36%	1.46%	1.02%	1.56%	1.45%
Net income	1.36	1.40	1.03	1.52	1.42
Return on average equity:
Income from continuing operations	17.78	18.77	13.05	20.87	19.08
Net income	17.78	17.96	13.18	20.41	18.68
Net interest income to average earning assets	3.98	4.58	4.89	5.32	5.15
Dividend pay-out ratio	37.15	38.24	53.51	36.35	36.88
Balance Sheet Data
Period-end:
Loans	$4,590,746	$4,518,913	$4,518,608	$4,534,645	$4,166,728
Earning assets	8,132,479	7,709,980	6,811,284	6,421,753	5,838,135
Total assets	9,672,114	9,536,050	8,375,461	7,665,006	7,001,369
Non-interest-bearing demand deposits	3,143,473	3,229,052	2,669,829	2,118,624	1,863,260
Interest-bearing deposits	4,925,384	4,399,091	4,428,178	4,381,066	4,090,572
Total deposits	8,068,857	7,628,143	7,098,007	6,499,690	5,953,832
Long-term debt and other borrowings	255,845	271,257	284,152	139,307	120,256
Shareholders’ equity	770,004	703,790	594,919	573,026	509,311
Average:
Loans	$4,497,489	$4,536,999	$4,546,596	$4,352,868	$3,934,406
Earning assets	8,011,081	6,961,439	6,564,678	6,148,154	5,857,721
Total assets	9,583,829	8,353,145	7,841,823	7,154,300	6,880,109
Non-interest-bearing demand deposits	3,037,724	2,540,432	2,186,690	1,897,172	1,792,257
Interest-bearing deposits	4,539,622	4,353,878	4,364,667	4,154,498	4,056,587
Total deposits	7,577,346	6,894,310	6,551,357	6,051,670	5,848,844
Long-term debt and other borrowings	264,428	275,136	200,166	170,105	117,072
Shareholders’ equity	733,994	651,273	614,010	533,125	522,770
Asset Quality
Allowance for possible loan losses	$83,501	$82,584	$72,881	$63,265	$58,345
Allowance for possible loan losses to period-end loans	1.82%	1.83%	1.61%	1.40%	1.40%
Net loan charge-offs	$9,627	$12,843	$30,415	$9,183	$8,764
Net loan charge-offs to average loans	0.21%	0.28%	0.67%	0.21%	0.22%
Non-performing assets	$52,794	$42,908	$37,430	$18,933	$18,837
Non-performing assets to:
Total loans plus foreclosed assets	1.15%	0.95%	0.83%	0.42%	0.45%
Total assets	0.55	0.45	0.45	0.25	0.27
Consolidated Capital Ratios
Tier 1 risk-based capital ratio	11.42%	10.46%	10.14%	10.08%	11.04%
Total risk-based capital ratio	15.01	14.16	13.98	11.24	12.28
Leverage ratio	7.83	7.25	7.21	7.54	7.56
Average shareholders’ equity to average total assets	7.66	7.80	7.83	7.45	7.60
Non-Financial Data
Number of employees	3,268	3,183	3,387	3,394	3,336
Shareholders of record	1,948	2,038	2,179	2,250	2,442

      The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2003 and 2002. Reported amounts have been restated to de-consolidate the Corporation’s investment in Cullen/ Frost Capital Trust I in connection with the implementation of a new accounting standard related to variable interest entities during the fourth quarter of 2003 (see Note 23 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report). Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2003

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$91,949	$89,851	$93,423	$93,723
Interest expense	12,423	12,397	14,754	15,614

Net interest income	79,526	77,454	78,669	78,109
Provision for possible loan losses	1,500	1,998	3,446	3,600
Non-interest income	52,852	55,211	55,260	52,038
Non-interest expense	82,466	82,282	80,216	81,071

Income before income taxes	48,412	48,385	50,267	45,476
Income taxes	15,777	15,622	16,034	14,606

Net income	$32,635	$32,763	$34,233	$30,870

Net income per common share:
Basic	$0.63	$0.64	$0.67	$0.60
Diluted	0.61	0.62	0.65	0.59

	Year Ended December 31, 2003

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$95,939	$98,066	$98,488	$97,405
Interest expense	17,423	19,128	19,009	20,565

Net interest income	78,516	78,938	79,479	76,840
Provision for possible loan losses	4,500	5,850	5,396	6,800
Non-interest income	49,743	50,498	52,204	48,524
Non-interest expense	79,416	78,044	77,559	77,123

Income from continuing operations before income taxes	44,343	45,542	48,728	41,441
Income taxes	14,189	14,760	15,651	13,221

Income from continuing operations	30,154	30,782	33,077	28,220

Loss from discontinued operations, net of tax	—	(4,320)	(424)	(503)
Net income	$30,154	$26,462	$32,653	$27,717

Basic per common share:
Income from continuing operations	$0.59	$0.60	$0.65	$0.55
Net income	0.58	0.59	0.62	0.53
Diluted per common share:
Income from continuing operations	$0.59	$0.52	$0.64	$0.54
Net income	0.58	0.51	0.61	0.52

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

       Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Corporation’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/ Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

      Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Corporation’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Corporation’s success at managing the risks involved in the foregoing items.

      Forward-looking statements speak only as of the date on which such statements are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

The Corporation

       Cullen/ Frost Bankers, Inc. (Cullen/ Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its wholly owned subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout 12 Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services.

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

      The Corporation considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Corporation’s financial statements. Accounting polices related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Corporation also considers accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which could materially impact the way the Corporation accounts for stock options. Critical accounting policies, and the Corporation’s procedures related to these policies, are described in detail below. Also see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report.

      Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for possible loan losses.

      Stock-based Compensation. The Corporation accounts for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 13 -Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Corporation’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Corporation’s employee stock options.

      The Financial Accounting Standards Board (FASB) is currently working on a project to address issues related to equity-based compensation. The objective of the project is to cooperate with the International Accounting Standards Board (IASB) to achieve convergence to one single, global accounting standard for equity-based compensation. The goal of the project is to address that lack of comparability by resolving the following main issues: (1) whether compensation paid in the form of equity instruments should be recognized in the financial statements and (2) how compensation in the form of equity instruments should be measured in the financial statements.

      The FASB has tentatively determined that all equity-based compensation should be recognized in the financial statements beginning in 2005. Companies transitioning to fair value based accounting for equity-based compensation will be required to use the “modified prospective” method or retroactively restate prior periods. Under the “modified prospective” method, companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all awards granted, modified, or settled in fiscal years beginning after December 31, 1994. This results in the recognition of compensation expense for the unvested portion of equity compensation awards outstanding on the date of transition as well as for all subsequent awards. Deliberations as to how equity-based compensation should be measured are ongoing. The FASB is scheduled to issue an exposure draft in the first quarter of 2004 and has set a goal of completing its redeliberations and issuing a final accounting standard in the second half of 2004.

Overview

       The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2003 and 2002, and results of operations for each of the three years in the period ended December 31, 2003. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. None of the acquisitions had a material impact on the Corporation’s financial statements. See Note 2 — Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

      Prior year financial statements have been restated to de-consolidate the Corporation’s investment in Cullen/ Frost Capital Trust I in connection with the implementation of a new accounting standard related to variable interest entities during 2003 (see Note 23 — New Accounting Standards). Additionally, in 2002, the Corporation discontinued the operations of the capital markets division of its investment banking subsidiary, Frost Securities, Inc. (“FSI”). All operating results for this discontinued component of the Corporation’s operations have been reclassified to “discontinued operations” and are reported separately, net of tax, in the income statement. All prior periods have been restated to reflect this change. See Note 21 — Discontinued Operations in the accompanying notes to consolidated financial statements included elsewhere in this report.

      Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

      Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

       Net income totaled $130.5 million, or $2.48 diluted per common share, in 2003 compared to $117.0 million, or $2.23 diluted per common share, in 2002 and $80.9 million, or $1.52 diluted per common share, in 2001. Income from continuing operations was equal to reported net income in 2003, while income from continuing operations totaled $122.2 million, or $2.33 diluted per common share, in 2002 and $80.1 million, or $1.50 diluted per common share in 2001. Income from continuing operations does not include the net after-tax effect of losses from the discontinued FSI operations, which totaled $5.2 million in 2002 and $2.2 million in 2001. Additionally, in 2001, income from continuing operations does not include the $3.0 million net after-tax increase to earnings representing the cumulative effect of a change in accounting for derivatives.

      On January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Corporation ceased amortizing goodwill. If the non-amortization of goodwill provisions of SFAS 142 had been in effect in 2001, net income would have been $88.2 million, or $1.65 diluted per common share, and income from continuing operations would have been $87.4 million, or $1.64 diluted per common share. See Note 7 — Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

      Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2003	2002	2001

Taxable-equivalent net interest income	$318,945	$318,772	$320,695
Taxable-equivalent adjustment	5,187	4,999	4,869

Net interest income	313,758	313,773	315,826
Provision for possible loan losses	10,544	22,546	40,031
Non-interest income	215,361	200,969	183,717
Non-interest expense:
Intangible amortization	5,886	7,083	15,127
Restructuring charges	—	—	19,865
Other	320,149	305,059	304,665

Total non-interest expense	326,035	312,142	339,657

Income from continuing operations before income taxes and cumulative effect of accounting change	192,540	180,054	119,855
Income taxes	62,039	57,821	39,749

Income from continuing operations	130,501	122,233	80,106
Loss from discontinued operations, net of tax	—	(5,247)	(2,200)
Cumulative effect of change in accounting for derivatives, net of tax	—	—	3,010

Net income	$130,501	$116,986	$80,916

Basic per common share:
Income from continuing operations	$2.54	$2.40	$1.55
Net income	2.54	2.29	1.57
Diluted per common share:
Income from continuing operations	$2.48	$2.33	$1.50
Net income	2.48	2.23	1.52
Return on average assets:
Income from continuing operations	1.36%	1.46%	1.02%
Net income	1.36	1.40	1.03
Return on average equity:
Income from continuing operations	17.78%	18.77%	13.05%
Net income	17.78	17.96	13.18

      As stated above, the 2002 and 2001 net income amounts include the net after-tax effect of losses from the discontinued FSI operations. Additionally, in 2001, net income includes the $3.0 million net after-tax increase to earnings representing the cumulative effect of a change in accounting for derivatives. Because of these items, management believes an analysis of income from continuing operations provides a more relevant comparison. Income from continuing operations for 2003 increased $8.3 million, or 6.8%, compared to 2002. The increase was primarily the result of a $14.4 million increase in non-interest income and a $12.0 million decrease in the provision for possible loan losses. The impact of these items was partly offset by a $13.9 million increase in non-interest expense and a $4.2 million increase in income tax expense. Income from continuing operations for 2002 increased $42.1 million, or 52.6%, compared to 2001. The increase was primarily due to a $27.5 million decrease in non-interest expense, a $17.5 million decrease in the provision for possible loan losses and a $17.3 million increase in non-interest income. The impact of these items was partly offset by a $2.1 million decrease in net interest income and increased income taxes resulting from the higher level of earnings.

      Details of the changes in the various components of net income are further discussed below.

Net Interest Income

       Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 59.3% of total revenue during 2003. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

      The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50% and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75%. During 2002, the prime rate remained at 4.75% until the fourth quarter when the rate decreased 50 basis points to 4.25%. During 2003, the prime rate remained at 4.25% until the end of the second quarter, when the rate decreased 25 basis points to 4.00%. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50% and decreased 475 basis points over the course of the year, and it began 2002 at 1.75% and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25% until the end of the second quarter, when the rate decreased 25 basis points to 1.00%.

      The Corporation’s balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with demand deposits historically being a significant source of funds. This lower-cost funding base has historically had a positive impact on the Corporation’s net interest income and net interest margin. However, in a sustained declining interest rate environment, such as the interest rate environment experienced since early 2001, the Corporation experiences compression of its net interest margin. This compression results from resistance to further reductions in the interest rates paid on the Corporation’s already low cost deposit base, which, in turn, results in a disproportionately larger decrease in the yields on the Corporation’s earning assets. Further analysis of the components of the Corporation’s net interest margin is presented below.

      The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest earnings are presented on pages 96 and 97 of this report.

	2003 vs. 2002			2002 vs. 2001

	Increase (decrease)			Increase (decrease)
	due to change in			due to change in

	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$(29)	$(66)	$(95)	$(325)	$193	$(132)
Securities:
U.S. Treasury	(222)	(152)	(374)	(1,013)	(593)	(1,606)
U.S. government agencies and corporations	(20,003)	25,747	5,744	(9,407)	24,098	14,691
States and political subdivisions
Tax-exempt	(779)	1,270	491	(174)	1,018	844
Taxable	1	(48)	(47)	3	(47)	(44)
Other	(268)	204	(64)	(342)	47	(295)
Federal funds sold and resale agreements	(1,436)	7,046	5,610	(5,481)	(312)	(5,793)
Loans	(29,732)	(2,297)	(32,029)	(77,757)	(725)	(78,482)

Total earning assets	(52,468)	31,704	(20,764)	(94,496)	23,679	(70,817)
Savings and Interest-on-Checking	(968)	84	(884)	(1,939)	134	(1,805)
Money market deposits accounts	(6,693)	3,434	(3,259)	(24,956)	805	(24,151)
Time accounts	(9,002)	(2,972)	(11,974)	(27,733)	(4,601)	(32,334)
Public funds	(1,782)	(78)	(1,860)	(5,951)	925	(5,026)
Federal funds purchased and repurchase agreements	(4,878)	3,578	(1,300)	(8,191)	1,496	(6,695)
Junior subordinated deferrable interest debentures	—	—	—	—	—	—
Subordinated notes payable and other notes	(1,193)	(64)	(1,257)	(1,491)	3,657	2,166
Federal Home Loan Bank advances	(105)	(298)	(403)	(512)	(537)	(1,049)

Total interest-bearing liabilities	(24,621)	3,684	(20,937)	(70,773)	1,879	(68,894)

Changes in net interest income	$(27,847)	$28,020	$173	$(23,723)	$21,800	$(1,923)

      Taxable-equivalent net interest income for 2003 did not significantly change compared to 2002 while taxable-equivalent net interest income for 2002 decreased $1.9 million, or 0.6%, compared to 2001. The lack of significant fluctuation between the comparable periods resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. The average volume of earning assets during 2003 increased almost $1.1 billion compared to 2002 while over the same time period the net interest margin decreased 60 basis points from 4.58% to 3.98%. Similarly, the average volume of earning assets during 2002 increased $396.8 million compared to 2001 while over the same time period the net interest margin decreased 31 basis points from 4.89% to 4.58%. Growth in average earning assets during 2003 was primarily in federal funds sold and securities purchased under resale agreements and U.S. government agency securities. Growth in average earning assets during 2002 was primarily in U.S. government agency securities. The decrease in the net interest margin over the comparable periods was primarily the result of the general decline in market interest rates and the compression resulting from disproportionately larger decreases in the yields on earning assets as explained above. During 2003, the net interest margin was also impacted by the use of dollar-roll repurchase agreements, as discussed in the next paragraph.

      The average volume of federal funds sold and securities purchased under resale agreements increased $580.7 million in 2003 compared to 2002. Funding for this growth was primarily provided by increases in dollar-roll repurchase agreements. During the fourth quarter of 2002, the Corporation began to leverage earning assets by utilizing dollar-roll repurchase agreements. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a “similar” security rather than the identical security initially sold. By utilizing dollar-roll repurchase agreements, the Corporation has been able to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resale agreements and the cost of the dollar-roll repurchase agreements. During 2003, the dollar-roll repurchase agreements had a negative average cost of (0.07)% while the average yield earned on federal funds sold and securities purchased under resale agreements was 1.16%. This spread had a positive effect on the dollar amount of net interest income; however, because the funds were invested in lower yielding federal funds sold and securities purchased under resale agreements, the Corporation’s net interest margin was negatively impacted. The average yield on earning assets decreased from 5.67% in 2002 to 4.67% in 2003.

      The average volume of U.S. government agency securities increased $498.7 million in 2003 compared to 2002 and increased $409.0 million in 2002 compared to 2001. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $683.0 million in 2003 compared to 2002 and increased $343.0 million in 2002 compared to 2001. Non-interest-bearing deposits made up 72.8% of the growth in average deposits in 2003 and all of the growth in average deposits in 2002. Accordingly, the ratio of average non-interest-bearing deposits to total average deposits increased to 40.1% in 2003 from 36.8% in 2002 and 33.4% in 2001. This change in deposit mix, combined with a general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 31 basis points in 2003 compared to 2002 and 101 basis points in 2002 compared to 2001; and, (ii) mitigating a portion of the impact of declining yields on earning assets on the Corporation’s net interest income.

      The average volume of loans, the Corporation’s primary category of earning assets, did not significantly fluctuate over the comparable periods; however, the average yield on loans decreased 66 basis points in 2003 compared to 2002 and 172 basis points in 2002 compared to 2001.

      The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.69% in 2003 compared to 4.16% in 2002 and 4.14% in 2001. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

      The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 18 — Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report.

Provision for Possible Loan Losses

       The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $10.5 million in 2003 compared to $22.5 million in 2002 and $40.0 million in 2001. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

       The components of non-interest income were as follows:

	2003	2002	2001

Trust fees	$47,486	$47,463	$48,784
Service charges on deposit accounts	87,805	78,417	70,534
Insurance commissions and fees	28,660	25,912	18,598
Other charges, commissions and fees	18,668	16,860	16,176
Net gain on securities transactions	40	88	78
Other	32,702	32,229	29,547

Total	$215,361	$200,969	$183,717

      Total non-interest income for 2003 increased $14.4 million, or 7.2%, compared to 2002 while total non-interest income for 2002 increased $17.3 million, or 9.4%, compared to 2001. Growth in non-interest income over the comparable periods was primarily in deposit service charges and insurance commissions and fees. Changes in these items and the other components of non-interest income are discussed in more detail below.

      Trust Fees. Trust fee income for 2003 did not significantly fluctuate compared to 2002. Investment fees are the most significant component of trust fees, making up approximately 71%, 72% and 75% of total trust fees in 2003, 2002 and 2001. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees.

      Trust fee income for 2003 did not significantly fluctuate compared to 2002 as a $1.1 million increase in oil and gas trust management fees and a $167 thousand increase in real estate trust management fees were offset by a $1.0 million decline in investment fees and a $260 thousand decline in estate fees. The increase in oil and gas trust management fees resulted as accounts with oil and gas properties are charged based on energy prices, which saw improvement over 2002. The decline in investment fees was primarily due to weaker equity market conditions overall in 2003 compared to 2002, despite improvements in the latter part of 2003. Additionally, during the first quarter of 2003, the Corporation began outsourcing the administration of certain employee benefit plans, which resulted in lower investment fees.

      Trust fee income for 2002 decreased $1.3 million, or 2.7%, compared to 2001 primarily due to declines in investment fees and oil and gas fees. Investment fees declined $1.5 million as declines and volatility in the equity markets negatively impacted the market value of trust assets and the related investment fees during the year. Oil and gas fees declined $1.2 million as a result of a weaker energy market in 2002 relative to 2001. The declines in investment fees and oil and gas fees were partially offset by new revenue from securities lending totaling $686 thousand and a $375 thousand increase in custody fees. The securities lending program, which the Corporation began offering in the fourth quarter of 2001, provides institutional investors the opportunity to add incremental returns on their investment and pension portfolios by lending custodial-held securities to broker/dealers.

      At December 31, 2003, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (45.9% of trust assets), fixed income securities (36.4% of trust assets) and cash equivalents (10.5% of trust assets). The estimated fair value of trust assets was approximately $14.8 billion (including managed assets of $6.6 billion and custody assets of $8.2 billion) at December 31, 2003, compared to approximately $12.6 billion (including managed assets of $5.9 billion and custody assets of $6.7 billion) at December 31, 2002 and approximately $13.3 billion (including managed assets of $6.0 billion and custody assets of $7.3 billion) at December 31, 2001.

      Service Charges on Deposit Accounts. Service charges on deposit accounts for 2003 increased $9.4 million, or 12.0%, compared to 2002. The increase was primarily due to a $6.1 million increase in overdraft fees, which were mostly related to individual accounts, and a $4.2 million increase in service charges on commercial accounts. The increase in overdraft fees was primarily due to the implementation of an overdraft courtesy program in late 2002. The increase in service charges on commercial accounts was primarily related to increased treasury management revenues. The increased treasury management revenues resulted primarily from higher levels of billable services as well as a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for more of their services through fees rather than through the use of deposit balances.

      Service charges on deposits for 2002 increased $7.9 million, or 11.2%, compared to 2001 primarily from higher treasury management revenues on commercial accounts. These higher revenues resulted primarily from a lower earnings credit rate, as well as higher levels of billable services.

      Effective October 4, 2003, the Corporation reduced certain maintenance and transaction fees applicable to all its consumer checking accounts. Accordingly, in the short-term, management expects this to have a slight negative impact on service charges on deposit accounts. The impact is expected to be less than $1.0 million and spread over several quarters.

      Insurance Commissions and Fees. Insurance commissions and fees for 2003 increased $2.7 million, or 10.6%, compared to 2002 primarily due to the combined result of continued selling efforts and the effect of a tighter market for certain products resulting in higher insurance premiums and related commission revenues. Additionally, contingent commissions received from various insurance carriers related to the performance of insurance policies previously placed increased $1.1 million compared to 2002. The Corporation also acquired a small insurance agency during the first quarter of 2003. Growth in insurance commissions and fees depends on the Corporation’s continued selling efforts. Recently, however, the Corporation has begun to experience market pressure related to the pricing of insurance policies and commission levels.

      Insurance commissions and fees for 2002 increased $7.3 million, or 39.3%, compared to 2001. The increase was the combined result of the impact of continued selling efforts and the effect of higher insurance premiums on commission revenues, as the insurance market tightened the availability of certain products. Additionally, the Corporation acquired AIS Insurance & Risk Management during the third quarter of 2001. The incremental benefit of this acquisition to insurance commission revenues in 2002 was approximately $2.6 million.

      Other Charges, Commissions and Fees. Other charges, commissions and fees for 2003 increased $1.8 million, or 10.7%, compared to 2002. The increase was primarily due to increases in investment banking fees (up $1.5 million), accelerated realization of deferred loan fees due to loan prepayments (up $1.2 million) and increases in various other miscellaneous service charges. The increase in investment banking fees was primarily from corporate advisory services. The Corporation accelerated the realization of certain deferred loan fees because of loan prepayments resulting from the lower interest rate environment. Offsetting the aforementioned increases in other charges, commissions and fee items were decreases in money market fees (down $489 thousand), letter of credit fees (down $376 thousand), and ATM service fees (down $146 thousand) and income associated with the factoring of accounts receivable (down $143 thousand). The decrease in letter of credit fees was primarily due to the deferral of certain fees in accordance with a new accounting standard (see Note 23 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report).

      Other charges, commissions and fees for 2002 increased $684 thousand, or 4.2%, compared to 2001. The increase from 2001 was primarily related to higher corporate advisory fees, letter of credit fees, and money market income offset in part by lower income associated with the factoring of accounts receivable.

      Other Non-Interest Income. Other non-interest income for 2003 increased $473 thousand, or 1.5%, compared to 2002. The lack of significant change resulted as increases in certain components of other non-interest income were offset by decreases in other components. Components of other non-interest income with significant increases included lease rental income (up $1.3 million), royalty income from mineral interests (up $952 thousand), check card income (up $659 thousand), and gains on sales of foreclosed assets and bank premises (up $1.2 million and $380 thousand, respectively). Components of other non-interest income with significant decreases included gains realized on the sale of student loans (down $1.4 million), annuity income (down $586 thousand) and automated services income generated from a data processing center sold in the first quarter of 2002 (down $440 thousand). The Corporation also experienced decreases in certain other non-recurring other income items. During 2002, the Corporation sold $117.8 million in student loans with realized gains totaling $3.2 million compared to sales of $50.8 million in student with realized gains totaling $1.8 million during 2003.

      Other non-interest income for 2002 increased $2.7 million, or 9.1%, compared to 2001. The increase was primarily due to a $1.8 million increase in gains recognized on the sale of student loans, a $1.5 million increase in earnings from the accretion of the cash surrender value of life insurance (the life insurance policies were purchased during the second quarter of 2001), a $1.6 million increase in annuity fee income and increased checkcard income (primarily from a higher number of cards and increased usage). Partially offsetting the increase was the impact of the sale of a data processing center during the first quarter of 2002, which resulted in approximately $2.0 million less revenues compared to 2001. Additionally, during 2001, the Corporation realized a $1.1 million gain from the sale of an interest rate floor.

Non-Interest Expense

       The components of non-interest expense were as follows:

	2003	2002	2001

Salaries and wages	$146,622	$139,227	$138,347
Employee benefits	38,316	34,614	35,000
Net occupancy	29,286	28,883	29,419
Furniture and equipment	21,768	22,597	23,727
Intangible amortization	5,886	7,083	15,127
Restructuring charges	—	—	19,865
Other	84,157	79,738	78,172

Total	$326,035	$312,142	$339,657

      Total non-interest expense for 2003 increased $13.9 million, or 4.5%, compared to 2002 while total non-interest expense for 2002 decreased $27.5 million, or 8.1%, compared to 2001. Growth in non-interest expense in 2003 was primarily in salaries and wages, employee benefits and other non-interest expenses. Excluding the impact of restructuring charges totaling $19.9 million in 2001 and the elimination of goodwill amortization in accordance with a new accounting standard in 2002 (goodwill amortization totaled $8.0 million in 2001), total non-interest expense did not significantly fluctuate between 2001 and 2002. These items and the changes in the various components of non-interest expense are discussed in more detail below.

      Salaries and Wages. Salaries and wages expense for 2003 increased $7.4 million, or 5.3%, compared to 2002. The increase is primarily related to increases in headcount, merit increases and increases in commissions paid in connection with increased revenues associated with Frost Insurance Agency. Salaries and wages expense for 2002 increased $880 thousand, or 0.6%, compared to 2001. The lack of any significant increase from 2001 was the result of restructuring actions taken in late 2001, as further discussed below. This impact was offset by the Corporation’s reinstatement of an accrual for performance-related management bonuses eliminated in 2001, a full year of salaries associated with an insurance agency acquired during the second half of 2001 and increased commissions paid in connection with increased revenues associated with Frost Insurance Agency.

      Employee Benefits. Employee benefits expense for 2003 increased $3.7 million, or 10.7%, compared to 2002. The increase is primarily related to increases in retirement plan expense, profit sharing plan expense and payroll taxes. Employee benefits expense for 2002 decreased by $386 thousand, or 1.1%, compared to 2001 primarily as a result of restructuring actions taken in late 2001, as further discussed below. These actions resulted in decreases in most employee benefit costs, including retirement plan expense, 401(k) matching expense, payroll taxes and medical insurance costs, primarily due to lower staffing levels. The impact of these items was partly offset by costs related to a newly implemented deferred profit sharing plan and higher workers compensation costs.

      The Corporation froze its defined benefit and restoration plans effective as of December 31, 2001. These plans were replaced by a deferred profit sharing plan. Management believes these actions reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. Employee benefits expense related to the defined benefit and restoration plans totaled $3.1 million in 2003, $1.0 million in 2002 and $8.0 million in 2001. Future expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets. For additional information related to these plans, see Note 13 -Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report

      Net Occupancy. Net occupancy expense for 2003 increased $403 thousand, or 1.4%, compared to 2002. The Corporation experienced decreased lease expense resulting from its purchase of the twenty-one story Frost Bank office tower and the adjacent parking garage facility in downtown San Antonio in the second quarter of 2002. The Corporation also experienced an increase in parking garage income as a result of the purchase. The impact of these items was offset by increased building maintenance, insurance and utilities costs, higher depreciation expense on leasehold improvements, higher lease expense related to various other facilities and higher depreciation expense related to the purchased office tower and garage. Net occupancy expense for 2002 decreased $536 thousand, or 1.8%, compared to 2001 primarily due to the reduction in lease expense resulting from the purchases of the aforementioned office tower and parking garage during the second quarter of 2002. This decrease was partially offset by higher lease expense related to various other facilities, higher depreciation expense related to the purchased office tower and garage and costs associated with closing a branch location during 2002.

      Furniture and Equipment. Furniture and equipment expense for 2003 decreased $829 thousand, or 3.7%, compared to 2002. The decrease from 2002 is primarily related to a $599 thousand decrease in furniture and equipment depreciation, a $603 thousand decrease in software amortization and a $272 thousand decrease in equipment rental expense partly offset by a $587 thousand increase in software maintenance expense. Furniture and equipment expense for 2002 decreased $1.1 million, or 4.8%, compared to 2001 primarily due to a $711 thousand decrease in furniture and equipment depreciation and a $436 thousand decrease in software maintenance expense.

      Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles, and to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization for 2003 decreased $1.2 million, or 16.9%, compared to 2002. The decrease is primarily related to the completion of the amortization of certain intangible assets, partly offset by additional amortization related to intangible assets recorded during the first quarter of 2003 in connection with the acquisition of an insurance agency. Intangible amortization for 2002 decreased $8.0 million, or 53.2%, compared to 2001 due to the elimination of goodwill amortization in accordance with the adoption of a new accounting standard on January 1, 2002 (see Note 7 — Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report). Intangible amortization for 2001 included $8.0 million of goodwill amortization and $7.1 million of other intangible amortization.

      Restructuring Charges. During the fourth quarter of 2001, the Corporation recorded restructuring charges totaling $19.9 million. The restructuring charges included separation and benefit charges of $11.5 million related to a voluntary early retirement program. Voluntary early retirement was accepted by about four percent of the staff. The $11.5 million charge included $6.0 million related to additional pension benefits, $1.4 million for future medical benefits and $4.1 million for cash severance payments based on length of service. The restructuring charges also included a $6.7 million charge related to the freezing of the Corporation’s defined benefit and restoration plans. These plans were replaced by a deferred profit sharing plan. The remaining $1.7 million in restructuring charges related to severance and outplacement services for a two percent reduction in workforce.

      Other Non-Interest Expense. Other non-interest expense for 2003 increased $4.4 million, or 5.5%, compared to 2002. Significant components of the increase included professional services expense (up

$1.2 million), expenses related to leased properties (up $1.1 million), advertising/promotional expenses (up $842 thousand), check card expenses (up $651 thousand), and higher federal reserve service charges (up $552 thousand). Due to the lower interest rate environment, the Corporation paid more fees for services rather than through the use of credits related to balances held at the Federal Reserve. The Corporation also experienced less significant increases in various other components of other non-interest expense. The impact of these items was partly offset by decreases in various components of other non-interest expense. Components with significant decreases included losses on foreclosed assets (down $1.1 million), other miscellaneous losses (down $1.2 million), and telephone expense (down $559 thousand).

      Other non-interest expense for 2002 increased $1.6 million, or 2.0%, compared to 2001. The increase is primarily related to increases in Federal Reserve service charges (up $1.5 million) due to the lower interest rate environment, losses on foreclosed assets (up $1.1 million) and state sales and use taxes (up $490 thousand). The impact of these items was partly offset by decreases in professional services expense, and decreases in various other miscellaneous operating expenses.

Results of Segment Operations

       The Corporation’s operations are managed along two operating segments: Banking and the Financial Management Group (“FMG”). A description of each business and the methodologies used to measure financial performance is described in Note 20 — Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2003	2002	2001

Banking	$132,008	$120,550	$90,189
Financial Management Group	7,801	11,158	11,353
Non-Banks	(9,308)	(9,475)	(5,514)
Discontinued operations	—	(5,247)	(2,200)
Restructuring charges	—	—	(12,912)

Consolidated net income	$130,501	$116,986	$80,916

     Banking

      Net income for 2003 increased $11.5 million, or 9.5%, compared to 2002. The increase primarily resulted from a $12.0 million decrease in the provision for possible loan losses and a $14.6 million increase in non-interest income. The impact of these items was partly offset by a $11.2 million increase in non-interest expense. Net income for 2002 increased $30.4 million, or 33.7%, compared to 2001. The increase primarily resulted from a $17.5 million decrease in the provision for possible loan losses, a $16.2 million increase in non-interest income and a $11.4 million decrease in non-interest expense.

      Net interest income for 2003 increased $1.2 million compared to 2002 while net interest income for 2002 increased $262 thousand compared to 2001. The lack of significant fluctuation between the comparable periods resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. In 2003, the impact of the increase in the average volume of earning assets was somewhat constrained as the majority of the growth in earning assets was in lower-yielding federal funds sold and securities purchased under resale agreements, which also led to a decrease in net interest margins over the comparable periods. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

      The provision for possible loan losses for 2003 totaled $10.5 million compared to $22.5 million in 2002 and $40.0 million in 2001. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

      Non-interest income for 2003 increased $14.6 million, or 10.4%, compared to 2002 primarily due to an increase in service charges on deposit accounts and other charges and increased insurance commissions and fees. Non-interest income for 2002 increased $17.3 million, or 16.1%, compared to 2001 primarily due to increases in service charges on deposits and other charges and increased insurance commissions and fees. See the analysis of service charges on deposit accounts and other charges and insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

      Non-interest expense for 2003 increased $11.2 million, or 4.4%, compared to 2002. The increase was primarily related to increases in salaries and wages and employee benefits. Combined, these categories of non-interest expense increased $9.8 million over the comparable period. The increase was primarily the result of increases in headcount, merit increases, increases in commissions paid in connection with increased revenues associated with Frost Insurance Agency, increases in payroll taxes and increases in employee benefit plan expenses. Non-interest expense for 2002 decreased $11.4 million, or 4.3%, compared to 2001. The decrease primarily resulted from the elimination of goodwill amortization in accordance with a new accounting standard adopted on January 1, 2002. Non-interest expense for 2001 included $8.0 million of goodwill amortization. Also contributing to the decrease was a $5.5 million, or 3.7%, decrease in salaries and benefits, as a result of the restructuring actions taken during the fourth quarter of 2001. See the analysis of salaries and wages, employee benefits, intangibles amortization and restructuring charges included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

      Frost Insurance Agency, which is included in the Banking operating segment, had gross revenues of $29.1 million in 2003 compared to $26.1 million in 2002 and $18.8 million in 2001. Insurance commissions and fees, which make up almost all of these revenues, increased $3.0 million, or 11.7%, in 2003 compared to 2002 and $7.3 million, or 38.8%, in 2002 compared to 2001. The increases over the comparable periods were primarily the result of continued selling efforts and the effect of a tighter market resulting in higher insurance premiums and related commission revenues. Revenue growth was also partly due to the acquisition of insurance agencies during in the first quarter of 2003 and the third quarter of 2001. Additionally, the Corporation had increases in rebate income received from various insurance carriers related to the performance of insurance policies previously placed.

     Financial Management Group (FMG)

      Net income for 2003 decreased $3.4 million, or 30.1%, compared to 2002. The decrease was primarily due to decreases in net interest income, service charges and other non-interest income combined with increases in salaries and wages, employee benefits and other non-interest expense. Net income for 2002 decreased $195 thousand, or 1.7%, compared to 2001 primarily due to a decrease in net interest income mostly offset by decreases in non-interest expense and income taxes.

      Net interest income for 2003 decreased $1.2 million, or 25.0%, compared to 2002 and decreased $2.3 million, or 32.8%, in 2002 compared to 2001 primarily because the lower interest rate environment over the comparable periods has reduced the funds transfer price paid on FMG’s securities sold under repurchase agreements.

      Non-interest income for 2003 decreased $1.1 million, or 1.9%, compared to 2002. The decline from 2002 was due to decreases in money market income, annuity income and brokerage commissions. Total non-interest income for 2002 increased $141 thousand compared to 2001, as increased revenues from securities lending and custody fees offset declines in investment fees and oil and gas fees.

      Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 71%, 72% and 75% of total trust fees during 2003, 2002 and 2001. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees. Total trust fee income for 2003 did not significantly fluctuate compared to 2002 as declines in investment fees and estate fees were offset by an increase in oil and gas and real estate trust management fees. The decrease in trust fee income during 2002 compared to 2001 was primarily the result of declines in investment fees and oil and gas fees partially offset by new revenue from securities lending and custody fees. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

      Non-interest expense for 2003 increased $2.0 million, or 4.2%, compared to 2002 primarily due to increases in salaries and wages, employee benefits and other non-interest expense. The increases in salaries and wages and employee benefits were primarily the result of merit increases, increases in payroll taxes and increases in employee benefit plan expenses. The increases in other non-interest expense were primarily due to general increases in the various components of other non-interest expense, including cost allocations. Non-interest expense for 2002 decreased $975 thousand, or 2.0%, compared to 2001 primarily due to a decrease in professional service fees.

     Non-Banks

      The $167 thousand decrease in the net loss for the Non-Banks operating segment for 2003 compared to 2002 was primarily due to an increase in royalty income from mineral interests and other miscellaneous income items partly offset by an increase in salaries, professional services expense and other miscellaneous expense items. The $4.0 million increase in the net loss for Non-Banks for 2002 was due to the reinstatement of certain performance-related bonus accruals.

     Discontinued Operations

      In the third quarter of 2002, the Corporation discontinued the operations of the capital markets division of its investment banking subsidiary, Frost Securities, Inc. All operating results for this discontinued component of the Corporation’s operations have been reclassified to “discontinued operations” and are reported separately, net of tax, in the income statement. The continuing advisory and private equity services operations of Frost Securities are included in the Banking segment.

     Restructuring Charges

      During fourth quarter of 2001, the Corporation recorded restructuring charges totaling $19.9 million. The restructuring charges included separation and benefit charges of $11.5 million related to a voluntary early retirement program. Voluntary early retirement was accepted by about four percent of the staff. The $11.5 million charge included $6.0 million related to additional pension benefits, $1.4 million for future medical benefits and $4.1 million for cash severance payments based on length of service. The restructuring charges also included a $6.7 million charge related to the freezing of the Corporation’s defined benefit and restoration plans. These plans were replaced by a deferred profit sharing plan. The remaining $1.7 million in restructuring charges related to severance and outplacement services for a two percent reduction in workforce.

Income Taxes

       The Corporation recognized income tax expense on continuing operations of $62.0 million, for an effective rate of 32.2% in 2003 compared to $57.8 million, for an effective rate of 32.1%, in 2002 and $39.7 million, for an effective rate of 33.2%, in 2001. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. Prior to 2002, the effective tax rate was also impacted by non-deductible goodwill amortization.

Sources and Uses of Funds

       The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $9.6 billion in 2003 compared to $8.4 billion in 2002 and $7.8 billion in 2001.

	2003	2002	2001

Sources of Funds:
Deposits:
Non-interest-bearing	31.7%	30.4%	27.9%
Interest-bearing	47.3	52.1	55.7
Federal funds purchased and securities sold under repurchase agreements	8.9	4.8	4.5
Long-term debt and other borrowings	2.8	3.3	2.5
Other non-interest-bearing liabilities	1.7	1.6	1.6
Equity capital	7.6	7.8	7.8

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	46.9%	54.3%	58.0%
Securities	27.9	25.9	22.4
Federal funds sold, securities purchased under resale agreements and other interest-earning assets	8.7	3.1	3.3
Other non-interest-earning assets	16.5	16.7	16.3

Total	100.0%	100.0%	100.0%

      Deposits continue to be the Corporation’s primary source of funding. Over the comparable periods, the relative mix of deposits has shifted towards non-interest-bearing deposits, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 40.1% of total average deposits in 2003 compared to 36.8% in 2002 and 33.4% in 2001. Federal funds purchased and securities sold under repurchase agreements increased in relative proportion in 2003 due to the use of dollar-roll repurchase agreements to leverage earning assets, primarily federal funds sold and securities purchased under resale agreements (see the section captioned “Net Interest Income” included elsewhere in this discussion).

      The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets; however, weaker economic conditions, among other things, has limited the Corporation’s ability to significantly grow its loan portfolio. Additionally, the Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios have continued to decrease, particularly because of high levels of mortgage refinances due to the low interest rate environment. See additional discussion regarding the Corporation’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in U.S. government agency securities.

Loans

Year-end loans were as follows:

		Percentage
	2003	of Total	2002	2001	2000	1999

Commercial and industrial	$2,196,223	47.8%	$2,155,550	$1,985,447	$1,873,809	$1,635,097
Real estate:
Construction:
Commercial	349,152	7.6	315,340	373,431	342,944	325,156
Consumer	23,399	0.5	45,152	44,623	44,078	53,951
Land:
Commercial	178,022	3.9	158,271	128,782	148,777	118,290
Consumer	5,169	0.1	8,231	7,040	9,282	10,009
Commercial mortgages	1,102,138	24.0	1,050,957	994,485	1,011,105	849,906
1-4 family residential mortgages	113,756	2.5	179,077	244,897	310,946	340,213
Other consumer	292,255	6.4	276,429	278,849	267,790	240,229

Total real estate	2,063,891	45.0	2,033,457	2,072,107	2,134,922	1,937,754
Consumer:
Indirect	8,358	0.2	25,262	65,217	136,921	211,246
Other	304,453	6.6	289,190	345,899	341,546	352,155
Other, including foreign	28,962	0.6	23,295	54,943	54,796	36,693
Unearned discount	(11,141)	(0.2)	(7,841)	(5,005)	(7,349)	(6,217)

Total	$4,590,746	100.0%	$4,518,913	$4,518,608	$4,534,645	$4,166,728

      Overview. Loans totaled $4.6 billion at December 31, 2003 and remained relatively stable compared to December 31, 2002. Excluding shared national credits purchased (“SNCs”), 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased 5.0% from December 31, 2002. SNCs, which are discussed further below, are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale and thus are considered to be “held for sale.” Student loans are included in total loans in the consolidated balance sheet. Student loans are generally sold after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period.

      The majority of the Corporation’s loan portfolio is comprised of the commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.8% and 47.7% of total loans while real estate loans made up 45.0% and 45.0% of total loans at December 31, 2003 and 2002, respectively. Real estate loans include both commercial and consumer balances.

      Loan Origination/ Risk Management. Cullen/ Frost has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

      Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. Most commercial and industrial loans are secured by the assets being financed or other business assets; however, some short-term loans may be made on an unsecured basis.

      Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. As detailed in the discussion of real estate loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2003, approximately half of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

      From time to time, the Corporation may originate loans to developers and builders that are secured by non-owner occupied properties. In such cases, the Corporation generally requires the borrower to have had an existing relationship with the Corporation and have a proven record of success. Commercial real estate loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim mini-perm loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

      The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

      The Corporation maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s policies and procedures.

      Commercial and Industrial Loans. Excluding purchased SNCs, commercial and industrial loans at December 31, 2003 increased 5.4% from December 31, 2002 to $2.0 billion. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios. At December 31, 2003, commercial leases totaled $77.9 million and asset-based loans totaled $36.7 million compared to $57.6 million and $49.8 million at December 31, 2002.

      Industry Concentrations. As of December 31, 2003 and 2002, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s commercial and industrial loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total commercial and industrial loans as of December 31, 2003 and 2002:

	2003	2002

Commercial and Industrial Loan Concentrations:
Energy	9.0%	8.0%
Manufacturing, other	6.0	5.5
Services	5.0	5.6
Building construction	5.0	4.1
General and specific trade contractors	4.2	3.8
Medical services	4.1	3.6
Wholesale equipment	3.4	3.2
Retail	3.3	4.4
Legal	3.3	3.9
All other (33 categories in both 2003 and 2002)	56.7	57.9

Total loans	100.0%	100.0%

      The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2003	2002

Energy Loans:
Production	$210,161	$207,070
Service	69,527	74,835
Traders	28,125	36,350
Manufacturing	21,672	17,122
Refining	18,640	27,084

Total loans — Energy SIC portfolio	$348,125	$362,461

      Large Credit Relationships and Shared National Credits.  Frost Bank is currently the largest independent commercial bank based in Texas. The market areas served by the Corporation include three of the top ten most populous cities in the United States. The market areas served by the Corporation are also home to a significant number of Fortune 500 companies. As a result, the Corporation originates and maintains large credit relationships with numerous commercial customers in the ordinary course of business. The Corporation considers large credit relationships to be those with commitments equal to or in excess of $10.0 million, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $10.0 million. In addition to the Corporation’s normal policies and procedures related to the origination of large credits, the Corporation’s Central Credit Committee (CCC) must approve all new and renewed credit facilities which are part of large credit relationships. The CCC meets regularly and reviews large credit relationship activity and discusses the current pipeline, among other things. The following table provides additional information on the Corporation’s large credit relationships outstanding at year-end.

	2003			2002

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$20.0 million and greater	28	$760,275	$386,516	33	$885,892	$466,896
$10.0 million to $19.9 million	90	1,230,510	751,559	76	1,036,586	651,820

      The Corporation’s purchased SNC portfolio totaled $176.0 million at December 31, 2003, decreasing from $239.4 million at December 31, 2002. The decrease during 2003 was due to the repayment of several large credits. At December 31, 2003, 69.7% of outstanding purchased SNCs were related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2003			2002

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Purchased Shared National Credits:
$20.0 million and greater	5	$114,546	$21,673	6	$135,000	$39,776
$10.0 million to $19.9 million	20	262,328	132,115	21	298,291	171,146

      Real Estate Loans. Real estate loans totaled $2.1 billion at December 31, 2003 and remained relatively stable compared to December 31, 2002. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $95.8 million, or 5.2%, from December 31, 2002. Commercial real estate totaled $1.6 billion and $1.5 billion at December 31, 2003 and 2002 and represented 78.9% and 75.0% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At December 31, 2003, approximately half of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

      The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the property is located. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2003 and 2002:

	2003	2002

Property Type:
Office building	19.6%	19.7%
Office/warehouse	14.5	12.3
1-4 family	8.9	9.3
Non-farm/nonresidential	5.6	6.5
Retail	5.6	5.5
Medical offices and services	4.9	5.1
All other	40.9	41.6

Total commercial real estate loans	100.0%	100.0%

Geographic Region:
Houston	25.9%	27.9%
Fort Worth	22.4	23.4
San Antonio	20.3	21.1
Austin	10.8	10.6
Dallas	8.3	6.2
Corpus Christi	7.1	6.5
Rio Grande Valley	5.2	4.3

Total commercial real estate loans	100.0%	100.0%

      Consumer Loans. The consumer loan portfolio, including all consumer real estate, totaled $747.4 million at December 31, 2003, decreasing $76.0 million, or 9.2%, from December 31, 2002. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans decreased $8.6 million, or 1.5%, from December 31, 2002.

      As the following table illustrates as of year-end, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

	2003	2002

Construction	$23,399	$45,152
Land	5,169	8,231
Other consumer real estate	292,255	276,429

Total consumer real estate	320,823	329,812
Consumer non-real estate	304,453	289,190
Indirect	8,358	25,262
1-4 family residential mortgages	113,756	179,077

Total consumer loans	$747,390	$823,341

      Consumer real estate loans, excluding 1-4 family mortgages, decreased $9.0 million, or 2.7%, from December 31, 2002. Home equity loans, which were first permitted in the State of Texas beginning January 1, 1998, made up 66.4% and 59.4% of the consumer real estate loans total at December 31, 2003 and 2002. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans. During September 2003, Texas voters approved an amendment to the Texas constitution related to home equity lending. The amendment permits financial institutions to offer home equity lines of credit. As a result, the Corporation has added home equity lines of credit to its loan offerings and began originating such lines in the fourth quarter. At December 31, 2003, balances outstanding on home equity lines of credit totaled $8.5 million.

      The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, student loans and other similar types of credit facilities. Consumer non-real estate loans increased 5.3% from December 31, 2002 primarily due to growth in student loans, despite the fact that the Corporation sold approximately $50.8 million of student loans during 2003. Excluding student loans, consumer non-real estate loans increased $413 thousand, or 0.2% from December 31, 2002.

      The indirect consumer loan segment has continued to decrease since the Corporation’s decision to discontinue originating these types of loans during 2000. As of December 31, 2003, the majority of the portfolio was comprised of purchased home improvement and home equity loans as well as new and used automobile loans. The portfolio is not expected to completely pay off before December 31, 2004 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time.

      The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. Although this portfolio will continue to decline due to the decision to withdraw from the mortgage origination business, high levels of mortgage refinances due to the low interest rate environment have accelerated the decrease.

      Foreign Loans. The Corporation has made U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2003 or 2002.

      Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans, student loans and unearned discounts, at December 31, 2003. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in	After One,	After
	One Year	but Within	Five
	or Less	Five Years	Years	Total

Commercial and industrial	$1,087,283	$973,049	$135,891	$2,196,223
Real estate construction	175,936	108,980	87,635	372,551
Commercial real estate and land	185,632	551,180	543,348	1,280,160
Consumer and other	133,867	174,694	272,356	580,917

Total	$1,582,718	$1,807,903	$1,039,230	$4,429,851

Loans with fixed interest rates	$399,494	$557,249	$639,531	$1,596,274
Loans with floating interest rates	1,183,224	1,250,654	399,699	2,833,577

Total	$1,582,718	$1,807,903	$1,039,230	$4,429,851

      The Corporation may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Corporation’s best interest. In such instances, the Corporation generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

       Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2003	2002	2001	2000	1999

Non-accrual loans:
Commercial and industrial	$35,914	$19,878	$23,552	$13,072	$9,661
Real estate	10,766	7,167	7,231	3,458	4,967
Consumer and other	771	7,816	2,413	132	226

Total non-accrual loans	47,451	34,861	33,196	16,662	14,854
Restructured loans	—	—	—	—	—
Foreclosed assets:
Real estate	5,054	8,005	4,094	1,843	2,755
Other	289	42	140	428	1,228

Total foreclosed assets	5,343	8,047	4,234	2,271	3,983

Total non-performing assets	$52,794	$42,908	$37,430	$18,933	$18,837

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.15%	0.95%	0.83%	0.42%	0.45%
Total assets	0.55	0.45	0.45	0.25	0.27
Accruing past due loans:
30 to 89 days past due	$24,419	$30,766	$35,549	$43,671	$26,692
90 or more days past due	14,462	9,081	13,601	7,972	6,910

Total accruing past due loans	$38,881	$39,847	$49,150	$51,643	$33,602

      Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2003 increased 23.0% from December 31, 2002. The increase during 2003 was primarily related to an increase in non-accrual real estate loans and commercial and industrial loans. The majority of the increase occurred during the fourth quarter of 2003 when the Corporation placed two large commercial loans on non-accrual status. Prior to the fourth quarter, management had reported these loans as potential problem loans.

      Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. For consumer loans, collectibility and loss are generally determined before the loan reaches 90 days past due. Accordingly, losses on consumer loans are recorded at the time they are determined. Consumer loans that are 90 days or more past due are generally either in liquidation/payment status or bankruptcy awaiting confirmation of a plan. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest.

      Restructured loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

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

      The after-tax impact (based on a 35% marginal tax rate) of lost interest from non-performing assets was approximately $1.5 million in 2003 compared to $2.2 million in 2002 and $2.6 million in 2001.

      Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2003, the Corporation had six loans of this type totaling $6.9 million, which are not included in either of the non-accrual or 90 days past due loan categories.

Allowance for Possible Loan Losses

       The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

      The Corporation’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

      The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and

(iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. Loans with a calculated grade that is below a predetermined grade are adversely classified. Once a loan is classified, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s wherewithal to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. If after review, a specific valuation allowance is not assigned to the loan, and the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a historical valuation allowance calculated based on historical loss experience.

      Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Corporation calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Corporation’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer loans and 1-4 family residential mortgages.

      Unallocated general valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Corporation. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

      Included in both the specific and general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

      Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

      The table below provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2003		2002		2001		2000		1999

	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for	of Loans	for	of Loans	for	of Loans	for	of Loans	for	of Loans
	Possible	in each	Possible	in each	Possible	in each	Possible	in each	Possible	in each
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans

Commercial and industrial	$37,338	47.6%	$38,925	47.6%	$30,831	43.9%	$25,149	41.3%	$22,502	39.2%
Real estate	16,269	45.0	10,805	44.9	10,427	45.8	11,389	47.0	9,485	46.4
Consumer	2,926	6.8	3,481	7.0	9,909	9.1	10,846	10.5	12,621	13.5
Other, including foreign	909	0.6	1,345	0.5	423	1.2	279	1.2	216	0.9
Unallocated	26,059	—	28,028	—	21,291	—	15,602	—	13,521	—

Total	$83,501	100.0%	$82,584	100.0%	$72,881	100.0%	$63,265	100.0%	$58,345	100.0%

      The reserve allocations related to real estate loans increased in 2003 primarily due to increases in allocations for specifically identified loans. The reserve allocations for commercial loans were increased in 2002 in response to the softening economy during 2001. Also, during 2002 the Corporation assessed the impact on consumer loan losses of the decision in 2000 to exit indirect consumer lending. Since exiting indirect lending, consumer loan losses have declined significantly. In response to this decline in loan losses, the consumer reserve allocation was reduced in line with the lower risk in the consumer portfolio.

      The unallocated reserve increased in 2001 and 2002 in response to deterioration in the economy, which was exacerbated by the terrorist attacks of September 11, 2001. The deteriorating economic conditions helped create a higher risk environment for loan portfolios. The Corporation responded to this higher risk environment by increasing unallocated reserves based on risk factors thought to increase with the slowing economy.

      Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

	2003	2002	2001	2000	1999

Balance of allowance for possible
loan losses at beginning of year	$82,584	$72,881	$63,265	$58,345	$53,616
Provision for possible loan losses	10,544	22,546	40,031	14,103	12,427
Loan loss reserve of acquired institutions	—	—	—	—	1,066
Charge-offs:
Commercial and industrial	(11,627)	(13,112)	(32,074)	(6,999)	(5,349)
Real estate	(1,607)	(2,249)	(336)	(465)	(357)
Consumer	(3,760)	(3,328)	(4,340)	(5,625)	(7,420)
Other, including foreign	(1)	(35)	(30)	(73)	(7)

Total charge-offs	(16,995)	(18,724)	(36,780)	(13,162)	(13,133)

Recoveries:
Commercial and industrial	5,581	3,940	3,658	1,549	1,799
Real estate	272	452	917	388	582
Consumer	1,514	1,484	1,779	2,030	1,919
Other, including foreign	1	5	11	12	69

Total recoveries	7,368	5,881	6,365	3,979	4,369

Net charge-offs	(9,627)	(12,843)	(30,415)	(9,183)	(8,764)

Balance at end of year	$83,501	$82,584	$72,881	$63,265	$58,345

Net charge-offs as a percentage of average loans	0.21%	0.28%	0.67%	0.21%	0.22%
Allowance for possible loan losses as a percentage of year-end loans	1.82	1.83	1.61	1.40	1.40
Allowance for possible loan losses as a percentage of year-end non-accrual loans	176.0	236.9	219.5	379.7	361.0
Average loans outstanding during the year	$4,497,489	$4,536,999	$4,546,596	$4,352,868	$3,934,406
Loans outstanding at year-end	4,590,746	4,518,913	4,518,608	4,534,645	4,166,728
Non-accrual loans outstanding at year-end	47,451	34,861	33,196	16,662	14,854

      The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $12.0 million from $22.5 million in 2002 to $10.5 million in 2003. Higher provisions were considered necessary during 2002 due to the overall uncertainty in the economy. During 2002, the provision for possible loan losses decreased $17.5 million from the $40.0 million recorded in 2001. The provision for possible loan losses was higher in 2001 primarily due to the deterioration of two large credits and the prevailing weak economic conditions, which were exacerbated by the terrorist acts of September 11, 2001.

      Net charge-offs in 2003 decreased $3.2 million compared to 2002 while net charge-offs in 2002 decreased $17.6 million compared to 2001. The general decline in net charge-offs during the comparable periods is reflective of the more stringent credit standards implemented as a result of credit quality issues experienced in 2001. Commercial and industrial loan charge-offs in 2001 were significantly impacted by the deterioration of two large credits. Combined, the Corporation charged-off $22.0 million related to these credits in 2001; however, $1.3 million of this amount was recovered in 2002 when the Corporation sold its remaining interest in one of the loans. Despite increasing in 2003 compared to 2002, the Corporation has experienced an overall downward trend in consumer loan charge-offs since 1999 primarily due to the discontinuation of its indirect lending program in 2000.

      Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2003. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Securities

       Year-end securities were as follows:

	2003		2002		2001

		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total

Held to maturity:
U.S. government agencies and corporations	$21,850	0.7%	$33,556	1.4%	$48,491	2.3%
States and political subdivisions	2,113	0.1	2,454	0.1	2,615	0.1
Other	1,125	—	125	—	125	—

Total	25,088	0.8	36,135	1.5	51,231	2.4
Available for sale:
U.S. Treasury	—		17,003	0.7	14,362	0.7
U.S. government agencies and corporations	2,701,847	90.9	2,166,669	88.1	1,887,709	87.5
States and political subdivisions	204,685	6.9	199,039	8.1	174,475	8.1
Other	34,206	1.2	34,415	1.4	28,701	1.3

Total	2,940,738	99.0	2,417,126	98.3	2,105,247	97.6
Trading:
U.S. Treasury	3,091	0.1	—	—	—	—
U.S. government agencies and corporations	2,498	0.1	4,995	0.2	—	—
Other	—	—	—	—	118	—

Total	5,589	0.2	4,995	0.2	118	—

Total securities	$2,971,415	100.0%	$2,458,256	100.0%	$2,156,596	100.0%

      The following table summarizes the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2003. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity:
U.S. government agencies and corporations	$—	—%	$2,534	8.25%	$392	11.38%	$18,924	4.87%	$21,850	5.38%
States and political subdivisions	380	4.90	852	5.00	881	5.00	—	—	2,113	4.98
Other	—	—	1,125	4.39	—	—	—	—	1,125	4.39

Total	$380	4.90	$4,511	6.67	$1,273	6.97	$18,924	4.87	$25,088	5.30

Available for Sale:
U.S. government agencies and corporations	$164,893	1.18%	$25,804	5.73%	$3,769	6.13%	$2,507,381	5.01%	$2,701,847	4.78%
States and political subdivisions	4,275	5.90	30,373	4.87	129,950	4.38	40,087	4.57	204,685	4.52
Other	—	—	—	—	—	—	—	—	34,206	3.39

Total	$169,168	1.30	$56,177	5.27	$133,719	4.43	$2,547,468	5.00	$2,940,738	4.75

      Obligations of U.S. government agencies and corporations classified as available for sale in the tables above included securities loaned in connection with dollar-roll repurchase agreements with a fair value $395.7 million at December 31, 2002. There were no securities loaned in connection with dollar-roll repurchase agreements at December 31, 2003 or 2001.

      Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The remaining securities are classified as trading. Trading securities are held primarily for sale in the near term and are carried at their fair values, with unrealized gains and losses included immediately in other income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

      At December 31, 2003, there were no holdings of any on issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.

      The average yield of the securities portfolio was 4.87% in 2003 compared to 5.76% in 2002 and 6.33% in 2001. The decline in the average yield over the comparable periods primarily resulted from the investment of new funds received from deposit growth at lower current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at lower current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

       The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2003		2002		2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Non-interest-bearing:
Commercial and individual	$2,133,906		$1,942,228		$1,883,931
Correspondent banks	848,737		553,318		262,840
Public funds	55,081		44,886		39,919

Total	3,037,724		2,540,432		2,186,690
Interest-bearing:
Private accounts:
Savings and Interest-on-Checking	1,052,637	0.09%	1,003,713	0.18%	966,429	0.37%
Money market deposit accounts	2,153,489	0.96	1,857,130	1.28	1,825,991	2.63
Time accounts of $100,000 or more	557,248	1.31	649,920	2.03	718,456	4.57
Time accounts under $100,000	444,333	1.24	505,826	2.28	547,543	4.43
Public funds	331,915	0.93	337,289	1.47	306,248	3.26

Total	4,539,622	0.82	4,353,878	1.27	4,364,667	2.72

Total deposits	$7,577,346	0.49%	$6,894,310	0.80%	$6,551,357	1.81%

      Average deposits increased $683.0 million in 2003 compared to 2002 and $343.0 million in 2002 compared to 2001. The increase in 2003 included $497.3 million, or 72.8%, related to non-interest-bearing deposits while the increase in 2002 included $353.7 million, or 103.1% related to non-interest-bearing deposits. Accordingly, the ratio of average non-interest-bearing deposits to total average deposits increased to 40.1% in 2003 from 36.8% in 2002 and 33.4% in 2001. This change in proportions, combined with a general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 31 basis points in 2003 compared to 2002 and 101 basis points in 2002 compared to 2001; and, (ii) mitigating a portion of the impact of declining yields on earning assets on the Corporation’s net interest income.

      The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2003	2002	2001

Commercial and individual	70.3%	76.4%	86.2%
Correspondent banks	27.9	21.8	12.0
Public funds	1.8	1.8	1.8

Total	100.0%	100.0%	100.0%

      During 2003, average non-interest-bearing deposits increased $497.3 million, or 19.6%, compared to 2002. The growth was primarily in correspondent bank accounts. Average correspondent bank balances increased $295.4 million in 2003 compared to 2002. The increase was largely due to increased volume related to a single customer who accounted for $184.9 million of the increase. During 2002, average non-interest-bearing deposits increased $353.7 million, or 16.2%, compared to 2001. During the first quarter of 2002, a large mortgage originator and servicing customer for which the Corporation was the depository and clearing bank was acquired by another bank (the same customer which accounted for a large portion of the increase in average correspondent bank balances in 2003, as discussed above). Prior to its acquisition, the customer’s account balances were included in commercial and individual accounts; however, upon its acquisition, the customer’s account balances were reclassified to correspondent bank deposits.

      Also contributing to the increase in average non-interest-bearing deposits during 2003 was a $191.7 million increase in average commercial and individual deposit balances. In 2002, after adjusting for the reclassification of the aforementioned mortgage originator and servicing customer, average commercial and individual deposit balances increased $253.1 million, or 15.0%. The increases in 2003 and 2002 were primarily attributable to the maintenance of higher cash balances by customers.

      The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2003	2002	2001

Private accounts:
Savings and Interest-on-Checking	23.2%	23.1%	22.1%
Money market deposit accounts	47.4	42.7	41.8
Time accounts of $100,000 or more	12.3	14.9	16.5
Time accounts under $100,000	9.8	11.6	12.6
Public funds	7.3	7.7	7.0

Total	100.0%	100.0%	100.0%

      Total average interest-bearing deposits increased $185.7 million, or 4.3%, in 2003 compared to 2002 and decreased $10.8 million, or 0.2%, in 2002 compared to 2001. The growth in average deposits in 2003 compared to 2002 was primarily in money market deposit accounts and savings and Interest-on-Checking accounts partly offset by declines in time accounts and public funds. The Corporation has experienced a shift in the relative mix of the portfolio during the comparable periods as the proportion of money market deposits has increased while the proportion of time accounts has decreased. The shift in relative proportions appears to be related to the uncertain low interest rate environment. Due to this uncertainty, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in the more readily accessible money market deposit accounts.

      Geographic Concentrations. The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2003	2002	2001

San Antonio	35.7%	37.7%	41.6%
Houston	17.0	18.1	18.1
Fort Worth	12.5	12.7	13.2
Austin	11.8	11.9	11.9
Corpus Christi	7.3	7.6	7.4
Dallas	3.4	2.7	2.5
Rio Grande Valley	1.4	1.4	1.3
Statewide	10.9	7.9	4.0

Total	100.0%	100.0%	100.0%

      The Corporation experienced deposit growth in all regions during 2003. The most significant growth occurred in the Statewide region, increasing $282.4 million, or 51.7%, primarily due to an increase in correspondent bank deposits. As discussed above, a single correspondent bank customer accounted for $184.9 million of the increase in average volume. Despite decreasing in proportion to total deposits, the San Antonio region had the second largest increase in average deposits in 2003, increasing $102.3 million, or 3.9%. Excluding the Statewide region, the most significant percentage growth occurred in the Dallas region, which increased $71.2 million, or 38.4%. This growth is the result of the Corporation’s continued efforts to expand in this region. During 2002, the Corporation experienced a decline in the relative proportion of deposits within the San Antonio region. This shift was due in part to the aforementioned reclassification to correspondent bank deposits of deposits received from the large mortgage originator and servicing customer, for whom the Corporation is the depository and clearing bank.

      Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $678.7 million in 2003, $703.9 million in 2002 and $737.7 million in 2001.

Short-Term Borrowings

       The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and securities sold under repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and securities sold under repurchase agreements totaled $421.8 million, $811.2 million and $305.4 million at December 31, 2003, 2002 and 2001. The maximum amount of these borrowings outstanding at any month-end was $1.1 billion in 2003, $811.2 million in 2002 and $400.4 million in 2001. The weighted-average interest rate on federal funds purchased was 0.83%, 1.18% and 1.49% at December 31, 2003, 2002 and 2001. Generally, the interest rates on securities sold under repurchase agreements are a percentage of the federal funds rate.

      The following table presents the Corporation’s average net funding position during the years indicated:

	2003		2002		2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Federal funds sold and securities purchased under resale agreements	$825,452	1.16%	$244,790	1.63%	$253,112	3.87%
Federal funds purchased and securities sold under repurchase agreements	(854,517)	0.48	(400,511)	1.34	(351,319)	3.43

Net funds position	$(29,065)		$(155,721)		$(98,207)

      The increase in the average funds purchased position during the comparable periods was primarily related to the use of dollar-roll repurchase agreements. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a “similar” security rather than the identical security initially sold. During the fourth quarter of 2002, the Corporation began to leverage earning assets by utilizing dollar-roll repurchase agreements to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resale agreements and the cost of the dollar-roll repurchase agreements. This spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and securities purchased under resale agreements, the Corporation’s net interest margin is negatively impacted. See the section captioned “Net Interest Income” included elsewhere in this discussion.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

       The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2003. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

		More than 1	3 years or
		year but less	more but less	5 years or
	1 year or less	than 3 years	than 5 years	more	Total

Contractual obligations:
Subordinated notes payable	$—	$—	$—	$150,000	$150,000
Junior subordinated deferrable interest debentures	—	—	—	103,093	103,093
Federal Home Loan Bank advances	1,856	512	305	79	2,752
Operating leases	11,323	19,839	15,609	26,168	72,939
Deposits with stated maturity dates	971,417	78,797	227	100	1,050,541

	984,596	99,148	16,141	279,440	1,379,325
Other commitments:
Loan commitments	29,542	1,797,535	373,769	165,983	2,366,829
Standby letters of credit	2,506	173,380	12,312	32	188,230

	32,048	1,970,915	386,081	166,015	2,555,059

Total contractual obligations and other commitments	$1,016,644	$2,070,063	$402,222	$445,455	$3,934,384

      In the normal course of business, the Corporation enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Corporation also holds certain assets which are not included in its consolidated balance sheets including assets held in fiduciary or custodial capacity on behalf of its trust customers and certain collateral funds resulting from acting as an agent in its securities lending program.

      Loan Commitments. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Corporation minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2003 are included in the table above.

      Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2003 are included in the table above.

      Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $14.8 billion (including managed assets of $6.6 billion and custody assets of $8.2 billion) at December 31, 2003. These assets were primarily composed of equity securities (45.9% of trust assets), fixed income securities (36.4% of trust assets) and cash equivalents (10.5% of trust assets).

      Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.8 billion at December 31, 2003. At December 31, 2003, the Corporation held liquid assets with a fair value of $1.9 billion as collateral for these agreements.

Capital and Liquidity

       At December 31, 2003, shareholders’ equity totaled $770.0 million compared $703.8 million at December 31, 2002. In addition to net income of $130.5 million, other significant changes in shareholders’ equity during 2003 included $48.5 million of dividends paid and $15.3 million in proceeds from stock option exercises and the related tax benefits of $3.6 million. The accumulated other comprehensive income component of shareholders’ equity totaled $8.1 million at December 31, 2003 compared to $32.5 million at December 31, 2002. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 12 — Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

      The Corporation paid quarterly dividends of $0.22, $0.24, $0.24 and $0.24 per common share during the first, second, third and fourth quarters of 2003, respectively, and quarterly dividends of $0.215, $0.22, $0.22 and $0.22 per common share during the first, second, third and fourth quarters of 2002, respectively. This equates to a dividend payout ratio of 37.2% in 2003 and 38.2% in 2002. In addition, the Corporation initiated a program during the third quarter of 2001 to repurchase up to 2.6 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. The Corporation did not repurchase any shares under this program during the first nine months of 2003. The repurchase program terminated in the third quarter of 2003 and a total of 1.2 million shares at a cost of $39.2 million were repurchased under this program. During the fourth quarter of 2003, the Corporation initiated a new program to repurchase up to 1.2 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. As of December 31, 2003, 268 thousand shares at a cost of $10.7 million have been repurchased under this program.

      Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets, and the availability of alternative sources of funds. The Corporation seeks to ensure its funding needs are met by maintaining a level of liquid funds through asset/liability management.

      Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and federal funds sold and securities purchased under resale agreements.

      Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in the Corporation’s natural trade area that maintain accounts with and sell federal funds to Frost Bank, as well as federal funds purchased and securities sold under repurchase agreements from upstream banks.

      Since Cullen/ Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. See Note 12 — Regulatory Maters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. Outside funding sources available at the holding company level include a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2003.

      The liquidity position of the Corporation is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Corporation’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Corporation.

Impact of Inflation and Changing Prices

       The Corporation’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP presently requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Corporation is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Corporation, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

Regulatory and Economic Policies

       The Corporation’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowing by financial institutions and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Corporation.

      Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the Corporation cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.

Recently Issued Accounting Pronouncements

       See Note 23 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.

      Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, the Corporation is primarily exposed to interest rate risk and, to a lesser extent, liquidity risk.

      Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

      The Corporation seeks to avoid fluctuations in its net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Corporation’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”), which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

      The Corporation utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 200 basis points or decreasing 50 basis points (due to the already low level of short-term rates) over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered. The resulting model simulations project that a 200 basis point increase in rates will result in a positive variance in net interest income of 2.2% relative to the base case over the next 12 months, while a decrease of 50 basis points will result in a negative variance in net interest income of 1.6% relative to the base case over the next 12 months. This compares to last year’s estimate when a 200 basis points increase in rates resulted in a positive variance in net interest income of 3.4% relative to the base case over the next 12 months, while a decrease of 50 basis points resulted in a negative variance in net interest income of 1.4%. The Corporation’s trading portfolio is not significant, and, as such, separate quantitative disclosure is not presented.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report Regarding Responsibility for Financial Reporting

To the Shareholders of

Cullen/ Frost Bankers, Inc.

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

      The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, who render an independent opinion on management’s financial statements. Their appointment was approved by the Audit Committee, and this approval was ratified by the shareholders. The audit by the independent auditors provides an additional assessment of the degree to which Cullen/ Frost’s management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include their consideration of internal controls and performance of selected tests of transactions and records, as they deem appropriate. These auditing procedures are designed to provide an additional reasonable level of assurance that the financial statements are fairly presented in conformity with accounting principles generally accepted in the United States, in all material respects.

Richard W. Evans, Jr. Chairman and Chief Executive Officer	Phillip D. Green Group Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP

Independent Auditors

To the Board of Directors and Shareholders

of Cullen/ Frost Bankers, Inc.

      We have audited the accompanying consolidated balance sheets of Cullen/ Frost Bankers, Inc. (the Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/ Frost Bankers, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

San Antonio, Texas

January 27, 2004,
except for Note 24, as to which
the date is February 13, 2004

Cullen/ Frost Bankers, Inc.

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Interest income:
Loans, including fees	$233,463	$265,514	$343,928
Securities:
Taxable	117,342	112,079	99,323
Tax-exempt	8,436	8,142	7,610
Interest-bearing deposits	104	172	200
Federal funds sold and securities purchased under resale agreements	9,601	3,991	9,784

Total interest income	368,946	389,898	460,845
Interest expense:
Deposits	37,406	55,384	118,699
Federal funds purchased and securities sold under repurchase agreements	4,059	5,359	12,054
Junior subordinated deferrable interest debentures	8,735	8,735	8,735
Subordinated notes payable and other borrowings	4,988	6,647	5,531

Total interest expense	55,188	76,125	145,019

Net interest income	313,758	313,773	315,826
Provision for possible loan losses	10,544	22,546	40,031

Net interest income after provision for possible loan losses	303,214	291,227	275,795
Non-interest income:
Trust fees	47,486	47,463	48,784
Service charges on deposit accounts	87,805	78,417	70,534
Insurance commissions and fees	28,660	25,912	18,598
Other charges, commissions and fees	18,668	16,860	16,176
Net gain on securities transactions	40	88	78
Other	32,702	32,229	29,547

Total non-interest income	215,361	200,969	183,717
Non-interest expense:
Salaries and wages	146,622	139,227	138,347
Employee benefits	38,316	34,614	35,000
Net occupancy	29,286	28,883	29,419
Furniture and equipment	21,768	22,597	23,727
Intangible amortization	5,886	7,083	15,127
Restructuring charges	—	—	19,865
Other	84,157	79,738	78,172

Total non-interest expense	326,035	312,142	339,657

Income from continuing operations before income taxes and cumulative effect of accounting change	192,540	180,054	119,855
Income taxes	62,039	57,821	39,749

Income from continuing operations	130,501	122,233	80,106
Loss from discontinued operations, net of tax	—	(5,247)	(2,200)
Cumulative effect of change in accounting for derivatives, net of tax	—	—	3,010

Net income	$130,501	$116,986	$80,916

Basic per common share:
Income from continuing operations	$2.54	$2.40	$1.55
Net income	2.54	2.29	1.57
Diluted per common share:
Income from continuing operations	$2.48	$2.33	$1.50
Net income	2.48	2.23	1.52

See accompanying Notes to Consolidated Financial Statements.

Cullen/ Frost Bankers, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,

	2003	2002

Assets:
Cash and due from banks	$1,067,888	$1,331,136
Interest-bearing deposits	2,793	8,661
Federal funds sold and securities purchased under resale agreements	567,525	724,150

Total cash and cash equivalents	1,638,206	2,063,947
Securities held to maturity, at amortized cost	25,088	36,135
Securities available for sale, at estimated fair value	2,940,738	2,417,126
Trading account securities	5,589	4,995
Loans, net of unearned discounts	4,590,746	4,518,913
Less: Allowance for possible loan losses	(83,501)	(82,584)

Net loans	4,507,245	4,436,329
Premises and equipment, net	168,611	171,261
Goodwill	98,873	97,838
Other intangible assets, net	16,001	21,330
Cash surrender value of life insurance policies	105,978	104,650
Accrued interest receivable and other assets	165,785	182,439

Total assets	$9,672,114	$9,536,050

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,143,473	$3,229,052
Interest-bearing deposits	4,925,384	4,399,091

Total deposits	8,068,857	7,628,143
Federal funds purchased and securities sold under repurchase agreements	421,801	811,218
Subordinated notes payable and other borrowings	152,752	168,164
Junior subordinated deferrable interest debentures	103,093	103,093
Accrued interest payable and other liabilities	155,607	121,642

Total liabilities	8,902,110	8,832,260
Shareholders’ Equity:
Junior participating preferred stock, par value $.01 per share; 250,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536
Surplus	200,844	196,830
Retained earnings	625,405	549,422
Deferred compensation	(3,771)	(1,957)
Accumulated other comprehensive income, net of tax	8,063	32,548
Treasury stock, 1,785,523 shares in 2003 and 2,266,141 shares in 2002, at cost	(61,073)	(73,589)

Total shareholders’ equity	770,004	703,790

Total liabilities and shareholders’ equity	$9,672,114	$9,536,050

See accompanying Notes to Consolidated Financial Statements.

Cullen/ Frost Bankers, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,

	2003	2002	2001

Operating Activities:
Net income	$130,501	$116,986	$80,916
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	10,544	22,546	40,031
Deferred tax benefit	(3,778)	(7,817)	(7,505)
Accretion of loan discounts	(4,127)	(4,512)	(2,355)
Securities premium amortization (discount accretion), net	1,167	1,203	(2,204)
Net gain on sale of assets	(3,465)	(2,102)	(2,018)
Net gain on securities transactions	(40)	(88)	(78)
Depreciation and amortization	25,751	27,072	35,530
Tax benefit from stock option exercises	3,638	4,361	3,475
Amortization of deferred compensation	833	4,838	1,330
Charge for discontinued operations	—	3,035	—
Earnings on life insurance policies	(4,624)	(4,968)	(3,428)
Net change in:
Trading account securities	(594)	(4,877)	2,353
Loans held for sale	(13,015)	59,458	13,456
Accrued interest receivable and other assets	25,334	96,789	(71,131)
Accrued interest payable and other liabilities	34,237	(29,459)	12,000

Net cash from operating activities	202,362	282,465	100,372
Investing Activities:
Securities held to maturity:
Purchases	(1,000)	—	—
Maturities, calls and principal repayments	12,023	15,049	19,824
Securities available for sale:
Purchases	(8,603,817)	(7,933,246)	(6,674,787)
Sales	6,768,029	6,992,946	5,478,619
Maturities, calls and principal repayments	1,272,290	721,200	680,894
Net change in loans	(65,555)	(67,523)	(23,063)
Net cash paid (received) in acquisitions	(750)	19,163	(4,954)
Proceeds from sales of premises and equipment	1,070	2,202	591
Purchases of premises and equipment	(12,512)	(43,147)	(18,070)
Purchase of life insurance policies	—	—	(100,000)
Return of capital on life insurance policies	3,296	3,747	—
Proceeds from sales of repossessed properties	7,211	2,926	1,959

Net cash from investing activities	(619,715)	(286,683)	(638,987)
Financing Activities:
Net change in deposits	440,714	508,391	598,317
Net change in short-term borrowings	(389,417)	505,834	(57,727)
Net proceeds from issuance of subordinated notes	—	—	148,646
Principal payments on notes payable and other borrowings	(15,412)	(12,895)	(5,156)
Proceeds from stock option exercises	15,294	10,754	43
Purchase of treasury stock	(11,082)	(28,733)	(10,424)
Repurchase of restricted stock	—	(1,151)	(169)
Cash dividends paid	(48,485)	(44,737)	(43,296)

Net cash from financing activities	(8,388)	937,463	630,234

Net change in cash and cash equivalents	(425,741)	933,245	91,619
Cash and cash equivalents at beginning of year	2,063,947	1,130,702	1,039,083

Cash and cash equivalents at end of year	$1,638,206	$2,063,947	$1,130,702

See accompanying Notes to Consolidated Financial Statements

Cullen/ Frost Bankers, Inc.

Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands)

					Accumulated
					Other
					Comprehensive
					Income
	Common		Retained	Deferred	(Loss),	Treasury
	Stock	Surplus	Earnings	Compensation	Net of Tax	Stock	Total

Balance at January 1, 2001	$536	$187,673	$450,872	$(2,866)	$(4,023)	$(59,166)	$573,026
Comprehensive income:
Net income	—	—	80,916	—	—	—	80,916
Other comprehensive income	—	—	—	—	(9,982)	—	(9,982)

Total comprehensive income							70,934

Stock option exercises	—	—	(6,333)	—	—	6,376	43
Tax benefit from stock compensation	—	3,475	—	—	—	—	3,475
Purchase of treasury stock	—	—	—	—	—	(10,424)	(10,424)
Restricted stock awards	—	708	—	(3,205)	—	2,497	—
Repurchase of restricted stock	—	—	99	915	—	(1,183)	(169)
Amortization of deferred compensation	—	—	—	1,330	—	—	1,330
Cash dividends	—	—	(43,296)	—	—	—	(43,296)

Balance at December 31, 2001	536	191,856	482,258	(3,826)	(14,005)	(61,900)	594,919
Comprehensive income:
Net income	—	—	116,986	—	—	—	116,986
Other comprehensive income	—	—	—	—	46,553	—	46,553

Total comprehensive income							163,539

Stock option exercises	—	—	(5,088)	—	—	15,842	10,754
Tax benefit from stock compensation	—	4,361	—	—	—	—	4,361
Purchase of treasury stock	—	—	—	—	—	(28,733)	(28,733)
Restricted stock awards	—	613		(3,126)	—	2,513	—
Repurchase of restricted stock	—	—	3	157	—	(1,311)	(1,151)
Amortization of deferred compensation	—	—	—	4,838	—	—	4,838
Cash dividends	—	—	(44,737)	—	—	—	(44,737)

Balance at December 31, 2002	536	196,830	549,422	(1,957)	32,548	(73,589)	703,790
Comprehensive income:
Net income	—	—	130,501	—	—	—	130,501
Other comprehensive income	—	—	—	—	(24,485)	—	(24,485)

Total comprehensive income							106,016

Stock option exercises	—	—	(6,033)	—	—	21,327	15,294
Tax benefit from stock compensation	—	3,638	—	—	—		3,638
Purchase of treasury stock	—	—	—	—	—	(11,082)	(11,082)
Restricted stock awards	—	376	—	(2,647)	—	2,271	—
Amortization of deferred compensation	—	—	—	833	—	—	833
Cash dividends	—	—	(48,485)	—	—	—	(48,485)

Balance at December 31, 2003	$536	$200,844	$625,405	$(3,771)	$8,063	$(61,073)	$770,004

See accompanying Notes to Consolidated Financial Statements

Cullen/ Frost Bankers, Inc.

Notes To Consolidated Financial Statements
(table amounts in thousands, except per share amounts)

Note 1 — Summary of Significant Accounting Policies

       Nature of Operations.  Cullen/ Frost Bankers, Inc. (Cullen/ Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout 12 Texas markets. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing.

      Basis of Presentation.  The consolidated financial statements include the accounts of Cullen/ Frost and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies followed by the Corporation are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.

      Certain items in prior financial statements have been reclassified to conform to the current presentation. Additionally, the prior year financial statements have been restated to de-consolidate the Corporation’s investment in Cullen/ Frost Capital Trust I in connection with the implementation of a new accounting standard related to variable interest entities during the fourth quarter of 2003 (see Note 23 — New Accounting Standards). All acquisitions during 2003, 2002 and 2001 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition (see Note 2 — Acquisitions).

      Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses, the fair values of financial instruments, and the status of contingencies are particularly subject to change.

      Cash Flow Reporting.  Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity under 90 days when acquired by the Corporation, federal funds sold and securities purchased under resale agreements. Net cash flows are reported for loans, loans held for sale, deposit transactions and short-term borrowings.

      Cash paid for interest totaled $57.3 million in 2003, $76.0 million in 2002 and $147.2 million in 2001. Cash paid for income taxes totaled $48.8 million in 2003, $49.9 million in 2002 and $49.6 million in 2001. Significant non-cash transactions included transfers of loans to other real estate owned in connection with loan foreclosures of $5.3 million in 2003, $562 thousand in 2002 and $2.4 million in 2001 and loans originated to facilitate the sale of other real estate owned of $2.2 million in 2003.

      Cash Restrictions.  The Corporation was required to have $75.3 million and $187.0 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2003 and 2002. Deposits with the Federal Reserve Bank do not earn interest.

      Repurchase/ Resell Agreements.  The Corporation purchases certain securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the accompanying consolidated balance sheets. The securities underlying these agreements are book-entry securities. The Corporation also sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts.

      Securities.  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

      Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

      Loans.  Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Loan commitment fees for commitment periods greater than one year are deferred and amortized into fee income on a straight-line basis over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment.

      The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

      Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

      Loans Held for Sale.  The Corporation originates student loans primarily for sale in the secondary market. Accordingly, student loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Student loans are generally sold after the deferment period has ended; however, from time to time, the Corporation may sell such loans prior to the end of the deferment period.

      Allowance for Possible Loan Losses.  The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the

Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

      The Corporation’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

      Premises and Equipment.  Land is carried at cost. Building and improvements, and furniture and equipment are carried at cost, less accumulated depreciation, computed principally by the straight-line method based on the estimated useful lives of the related property. Leasehold improvements are generally depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements.

      Foreclosed Assets.  Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a valuation allowance is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions or review by regulatory examiners. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $5.3 million and $8.0 million at December 31, 2003 and 2002.

      Goodwill.  Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Prior to January 1, 2002, goodwill was amortized over its estimated life using the straight-line method or an accelerated basis (as appropriate) over periods generally not exceeding 25 years. On January 1, 2002, in accordance with a new accounting standard, the Corporation stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. Under the new policy, goodwill is assigned to reporting units. Goodwill is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. See Note 7 — Goodwill and Other Intangible Assets.

      Intangibles and Other Long-Lived Assets.  Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Corporation’s intangible assets relate to core deposits, non-compete agreements and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 7 — Goodwill and Other Intangible Assets.

      Insurance Commissions and Fees.  Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation records commission adjustments, including policy cancellations and override commissions, when the adjustments become reasonably estimable, which is generally in the period in which they occur.

      Deferred Compensation.  Deferred compensation is recorded as a component of shareholders’ equity for restricted stock awards issued. The compensation is valued at the grant date and recognized over the service period.

      Stock-Based Compensation.  Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations by accounting standards setters. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 13 - Employee Benefit Plans use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

      Advertising Costs.  Advertising costs are expensed as incurred.

      Income Taxes.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

      The Corporation files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated on a separate return basis.

      Basic and Diluted Earnings Per Common Share.  Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period excluding unvested restricted stock. Diluted earnings per common share include the dilutive effect of stock options and restricted stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for 2003, 2002 and 2001 is provided in Note 11 — Shareholders’ Equity and Earnings Per Common Share.

      Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income for 2003, 2002 and 2001 is reported in the accompanying consolidated statements of changes in shareholders’ equity.

      Derivative Financial Instruments.  The Corporation’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Corporation’s balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Corporation formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the

Corporation will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

      The Corporation may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

      Fair Values of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

      Transfers of Financial Assets.  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Corporation, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

      Loss Contingencies.  Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

      Trust Assets.  Assets of the Corporation’s trust department, other than cash on deposit at Frost Bank, are not included in the accompanying financial statements because they are not assets of the Corporation.

Note 2 — Acquisitions

       The acquisitions described below were accounted for as purchase transactions with the total cash consideration funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. The operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. None of the acquisitions had a significant impact on the Corporation’s financial statements.

      During the first quarter of 2003, the Corporation acquired Brokers Insurance Designs, an independent insurance agency based in Fort Worth, Texas. The acquired company, which offered group employee benefit plans, was fully integrated into Frost Insurance Agency.

      During the second quarter of 2002, the Corporation acquired the branch facility and certain deposits of the Harlingen, Texas branch of another financial institution. The Corporation assumed approximately $20.0»million in deposits in connection with the acquisition.

      During the third quarter of 2001, the Corporation acquired AIS Insurance & Risk Management, an independent insurance agency based in Fort Worth, Texas. The acquired company, which offered a broad range of commercial insurance products, business succession planning services and risk management services, was fully integrated into Frost Insurance Agency.

Note 3 — Securities Held to Maturity and Securities Available for Sale

       Year-end securities held to maturity and available for sale consisted of the following:

	December 31, 2003				December 31, 2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Held to Maturity
U.S. government agencies and corporations	$21,850	$636	$7	$22,479	$33,556	$1,273	$2	$34,827
States and political subdivisions	2,113	128	—	2,241	2,454	156	—	2,610
Other	1,125	—	—	1,125	125	—	—	125

Total	$25,088	$764	$7	$25,845	$36,135	$1,429	$2	$37,562

Available for Sale
U.S. Treasury	$—	$—	$—	$—	$16,991	$12	$—	$17,003
U.S. government agencies and corporations	2,666,418	46,426	10,997	2,701,847	2,090,705	75,970	6	2,166,669
States and political subdivisions	195,826	8,958	99	204,685	191,944	7,205	110	199,039
Other	34,206	—	—	34,206	34,415	—	—	34,415

Total	$2,896,450	$55,384	$11,096	$2,940,738	$2,334,055	$83,187	$116	$2,417,126

      Securities with a carrying value totaling $2.1 billion at December 31, 2003 and $1.4 billion at December 31, 2002 were pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes, as required or permitted by law. Obligations of U.S. government agencies and corporations classified as available for sale in the table above included securities loaned in connection with dollar-roll repurchase agreements with a fair value totaling $395.7 million at December 31, 2002. There were no securities loaned in connection with dollar-roll repurchase agreements at December 31, 2003.

      All of the Corporation’s securities with unrealized losses as of December 31, 2003 have been in an unrealized loss position for less than twelve months. Information about such securities is as follows:

	Number of	Estimated	Unrealized
	Securities	Fair Value	Losses

Held to Maturity
U.S. government agencies and corporations	5	$566	$7

Available for Sale
U.S. Government agencies and corporations	48	$676,112	$10,997
States and political subdivisions	20	10,277	99

Total	68	$686,389	$11,096

      Management has the intention and ability to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The securities included in the table above represent only 23.2% of the fair value of the Corporation’s non-trading securities portfolio. The total impairment represents only 1.6% of the fair value of the underlying securities and only 0.4% of the fair value of the Corporation’s non-trading securities portfolio. Furthermore, as of December 31, 2003, $680.0 million, or 99.0%, of the securities included in the table above (representing 99.3% of the total impairment) had been in an unrealized loss position for less than two months. Accordingly, as of December 31, 2003, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

      The amortized cost and estimated fair value of securities at December 31, 2003 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities, collateralized mortgage obligations and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$380	$382	$169,092	$169,153
Due after one year through five years	1,977	2,032	28,711	30,373
Due after five years through ten years	881	952	124,330	129,950
Due after ten years	—	—	38,571	40,087
Mortgage-backed securities and collateralized mortgage obligations	21,850	22,479	2,501,540	2,536,969
Equity securities	—	—	34,206	34,206

Total	$25,088	$25,845	$2,896,450	$2,940,738

      Sales of securities available for sale were as follows:

	2003	2002	2001

Proceeds from sales	$6,768,029	$6,992,946	$5,478,619
Gross realized gains	2,496	102	173
Gross realized losses	2,456	14	95

Note 4 — Trading Account Securities

       Year-end trading account securities, at estimated fair value, were as follows:

	2003	2002

U.S. Treasury	$3,091	$—
U.S. government agencies and corporations	2,498	4,995

Total	$5,589	$4,995

      The net gain on trading account securities included in earnings was $1.9 million in 2003, $1.7 million in 2002 and $1.6 million in 2001.

Note 5 — Loans

       Year-end loans consisted of the following:

	2003	2002

Commercial and industrial	$2,196,223	$2,155,550
Real estate:
Construction:
Commercial	349,152	315,340
Consumer	23,399	45,152
Land:
Commercial	178,022	158,271
Consumer	5,169	8,231
Commercial mortgages	1,102,138	1,050,957
1-4 family residential mortgages	113,756	179,077
Other consumer	292,255	276,429

Total real estate	2,063,891	2,033,457
Consumer:
Indirect	8,358	25,262
Other	304,453	289,190
Other, including foreign	28,962	23,295
Unearned discounts	(11,141)	(7,841)

Total loans	$4,590,746	$4,518,913

      Loans Held for Sale.  Included in the “Consumer other” category in the table above at December 31, 2003 and 2002 were $58.3 million and $43.4 million in student loans available for sale. These loans are carried at the lower of cost or market on an aggregate basis.

      Foreign Loans.  The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2003 or 2002.

      Related Party Loans.  In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”) totaling $4.1 million at December 31, 2003 and $6.7 million at December 31, 2002. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. During 2003, total principal additions were $4.0 million and total principal payments were $6.4 million. Other changes primarily related to changes in status, totaled $191 thousand.

      Non-Performing/ Past Due Loans.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $47.5 million at December 31, 2003 and $34.9 million at December 31, 2002. Had these loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $2.0 million in 2003, $1.9 million in 2002 and $2.4 million in 2001. Accruing loans past due more than 90 days totaled $14.5 million at December 31, 2003 and $9.1 million at December 31, 2002. There were no restructured loans outstanding during 2003 or 2002.

      Impaired Loans.  Year-end impaired loans were as follows:

	2003	2002

Balance of impaired loans with no allocated allowance	$5,815	$9,769
Balance of impaired loans with an allocated allowance	36,869	19,247

Total recorded investment in impaired loans	$42,684	$29,016

Amount of the allowance allocated to impaired loans	$16,998	$9,275

      The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $33.7 million in 2003, $30.3 million in 2002 and $24.1 million in 2001. No interest income was recognized on these loans subsequent to their classification as impaired.

      Allowance for Loan Losses.  Activity in the allowance for possible loan losses was as follows:

	2003	2002	2001

Balance at the beginning of the year	$82,584	$72,881	$63,265
Provision for possible loan losses	10,544	22,546	40,031
Net charge-offs:
Losses charged to the allowance	(16,995)	(18,724)	(36,780)
Recoveries of loans previously charged off	7,368	5,881	6,365

Net charge-offs	(9,627)	(12,843)	(30,415)

Balance at the end of the year	$83,501	$82,584	$72,881

Note 6 — Premises and Equipment

       Year-end premises and equipment were as follows:

	2003	2002

Land	$52,665	$53,321
Buildings	117,852	112,589
Furniture and equipment	119,368	114,115
Leasehold improvements	49,547	48,598
Construction in progress	532	793

	339,964	329,416
Less accumulated depreciation and amortization	(171,353)	(158,155)

Total premises and equipment, net	$168,611	$171,261

      Depreciation and amortization of premises and equipment totaled $14.5 million in 2003, $14.1 million in 2002 and $14.4 million in 2001.

Note 7 — Goodwill and Other Intangible Assets

       Goodwill.  Prior to January 1, 2002, goodwill was amortized on a straight-line and accelerated basis (as appropriate) over periods generally not exceeding 25 years. On January 1, 2002, in accordance with a new accounting standard, the Corporation stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No goodwill impairment was recorded in connection with the adoption of the new accounting standard. Goodwill totaled $98.9 million at December 31, 2003 and $97.8 million at December 31, 2002. The Corporation recorded $1.1 million in additional goodwill during 2003 in connection with the acquisition of an insurance agency during the first quarter. See Note 2 — Acquisitions.

      The following table presents net income and earnings per common share for 2001 adjusted to exclude goodwill amortization expense, net of tax.

2001

Net income, as reported	$80,916
Add back goodwill amortization included in net income, net of tax	7,327

Pro forma net income	$88,243

Earnings per common share:
Basic — as reported	$1.57
Add back after tax per share impact of goodwill amortization	0.14

Basic — pro forma	$1.71

Diluted — as reported	$1.52
Add back after tax per share impact of goodwill amortization	0.13

Diluted — pro forma	$1.65

      Other Intangible Assets.  Other intangible assets were as follows:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

December 31, 2003
Core deposits	$59,300	$(46,914)	$12,386
Non-compete agreements	6,867	(4,749)	2,118
Customer relationships	2,060	(563)	1,497

	$68,227	$(52,226)	$16,001

December 31, 2002
Core deposits	$69,693	$(53,088)	$16,605
Non-compete agreements	6,469	(3,389)	3,080
Customer relationships	1,901	(289)	1,612
Other	3,708	(3,675)	33

	$81,771	$(60,441)	$21,330

      Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $5.9 million in 2003, $7.1 million in 2002 and $7.1 million in 2001. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2003 is as follows:

2004	$5,103
2005	4,108
2006	2,818
2007	2,123
2008	1,237
Thereafter	612

$16,001

Note 8 — Deposits

       Year-end deposits were as follows:

	2003	2002

Non-interest-bearing demand deposits:
Commercial and individual	$2,315,971	$2,165,033
Correspondent banks	769,486	1,001,713
Public funds	58,016	62,306

Total non-interest-bearing demand deposits	3,143,473	3,229,052
Interest-bearing deposits:
Private accounts:
Savings and Interest-on-Checking	1,179,233	1,030,227
Money market accounts	2,285,389	1,925,924
Time accounts under $100,000	413,140	477,957
Time accounts of $100,000 or more	506,757	612,183
Public funds	540,865	352,800

Total interest-bearing deposits	4,925,384	4,399,091

Total deposits	$8,068,857	$7,628,143

      At December 31, 2003 and 2002, interest-bearing public funds deposits included $286.5 million and $170.5 million in savings and Interest on Checking accounts, $123.7 million and $98.5 million in money market accounts, $3.6 million and $3.5 million in time accounts under $100 thousand, and $127.1 million and $80.3 million in time accounts of $100 thousand or more, respectively.

      Deposits from foreign sources, primarily Mexico, totaled $659.9 million at December 31, 2003 and $691.1 million at December 31, 2002. Deposits from certain directors, executive officers and their affiliates totaled $53.6 million and $64.6 million at December 31, 2003 and 2002.

      Scheduled maturities of time deposits, including both private and public funds, at December 31, 2003 were as follows:

2004	$971,417
2005	78,768
2006	29
2007	179
2008	48
Thereafter	100

$1,050,541

      Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2003, were as follows:

Due within 3 months or less	$357,595
Due after 3 months and within 6 months	127,450
Due after 6 months and within 12 months	115,497
Due after 12 months	33,293

$633,835

Note 9 — Borrowed Funds

       Line of Credit.  Cullen/ Frost has available a $25 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2003 or 2002.

      Federal Home Loan Bank Advances.  Federal Home Loan Bank (FHLB) advances totaled $2.8 million and $17.6 million at December 31, 2003 and 2002. These advances fall under the provisions of a credit facility designed to enable the Corporation to fund long-term loans. The advances mature at varying dates through April 2013, bear interest at the FHLB’s floating rate (which averaged 3.25% at December 31, 2003), and are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.

      At December 31, 2003, minimum future principal payments on FHLB advances were as follows:

2004	$1,856
2005	259
2006	253
2007	219
2008	86
Thereafter	79

$2,752

      Federal Funds Purchased and Securities Sold Under Agreements to Repurchase.  Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $53.8 million and $49.0 million at December 31, 2003 and 2002. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $368.0 million and $762.2 million at December 31, 2003 and 2002.

      Subordinated Notes Payable.  In August 2001, Frost Bank issued $150 million of subordinated notes that mature in 2011 and bear interest at 6.875%, per annum, which is payable semi-annually. The notes were offered only to accredited investors in denominations of $250 thousand or more under the Office of the Comptroller of the Currency’s abbreviated registration procedures set forth in Section 16.6 of 12 C.F.R. Part 16. The notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both Frost Bank and Cullen/ Frost. Proceeds from the sale of the notes were used for general corporate purposes. The principal balance of the notes was $150.0 million at December 31, 2003 and 2002, while unamortized debt issuance costs, which are included in other assets, totaled $1.0 million and $1.2 million at those dates.

      Other Notes Payable. The Corporation had other notes payable totaling $606.7 thousand outstanding at December 31, 2002. These notes were repaid in 2003.

      Junior Subordinated Deferrable Interest Debentures. In 1997, Cullen/ Frost Capital Trust I, a Delaware statutory business trust (the “Trust”), issued $100 million of 8.42% trust preferred securities (Series A) (the “trust preferred securities”). These securities represent preferred beneficial interests in the assets of the Trust. The trust preferred securities will mature on February 1, 2027, and are redeemable in whole or in part at the option of the Corporation at any time after February 1, 2007, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The Trust also issued $3.1 million of common equity securities to Cullen/ Frost. The Trust used the proceeds of the offering of the trust preferred securities to purchase $103.1 million of 8.42% junior subordinated deferrable interest debentures (the “debentures”) issued by the Corporation, which have terms substantially similar to the trust preferred securities. The Corporation has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Corporation has elected to defer interest on the debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Corporation used the majority of the proceeds from the sale of the debentures for acquisitions and the repurchase of the Corporation’s common stock.

      Cullen/ Frost owns all of the outstanding common stock of the Trust. The Trust is considered a variable interest entity (“VIE”) under Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” as revised. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46, a VIE should be consolidated by its primary beneficiary. The Corporation implemented FIN 46 during the fourth quarter of 2003. Because Cullen/ Frost is not the primary beneficiary of the Trust, the financial statements of the Trust are no longer included in the consolidated financial statements of the Corporation. The Corporation’s prior financial statements have been restated to de-consolidate the Corporation’s investment in the Trust. See Note 23 — New Accounting Standards.

      The trust preferred securities are currently included in the Tier 1 capital of Cullen/ Frost for regulatory capital purposes. However, because the Trust is no longer a part of the Corporation’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Corporation was not permitted to include the $100 million in trust preferred securities issued by Cullen/ Frost Capital Trust I in its Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes (see Note 12 — Regulatory Matters). If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities without penalty.

      Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Corporation on a limited basis. The Corporation also entered into an agreement as to expenses and liabilities with the Trust pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of the Trust other than those arising under the trust preferred securities. The obligations of the Corporation under the junior subordinated debentures, the related indenture, the trust agreement establishing the Trust, the guarantee and the agreement as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations under the trust preferred securities.

Note 10 — Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies

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

      The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Commitments to extend credit totaled $2.4 billion and $2.1 billion at December 31, 2003 and 2002.

      Standby Letters of Credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $188.2 million and $159.3 million at December 31, 2003 and 2002. As of December 31, 2003, in accordance with a new accounting standard, the Corporation has an accrued liability of $1.5 million related to potential obligations under these guarantees. No liability was recorded for these guarantees prior to January 1, 2003. See Note 23 — New Accounting Standards.

      Credit Card Guarantees.  The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2003 and 2002, the guarantees totaled $9.1 million and $12.1 million, of which amounts, $6.3 million and $7.2 million were fully collateralized.

      Securities Lending.  The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.8 billion at December 31, 2003. At December 31, 2003, the Corporation held liquid assets with a fair value of $1.9 billion as collateral for these agreements.

      Lease Commitments.  The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $13.2 million in 2003, $14.6 million in 2002 and $15.7 million in 2001. Future minimum lease payments due under non-cancelable operating leases as of December 31, 2003 are as follows:

2004	$11,323
2005	10,600
2006	9,239
2007	7,494
2008	8,115
Thereafter	26,168

$72,939

      It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2003, were $1.4 million.

      The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $791 thousand in 2003, $759 thousand in 2002 and $671 thousand in 2001. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

      Change in Control Agreements.  The Corporation has change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, two to three times (depending on the person) his or her base compensation plus the target bonus established for the year, and any unpaid base salary and pro rata target bonus for the year in which the termination occurs, including vacation pay. Additionally, the executive’s insurance benefits will continue for two to three full years after the termination and all long-term incentive awards immediately vest.

      Litigation.  The Corporation is subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

Note 11 — Shareholders’ Equity and Earnings Per Common Share

       Earnings Per Common Share.  Basic and diluted earnings per common share computations were as follows:

	2003	2002	2001

Numerators for both basic and diluted earnings per share:
Income from continuing operations	$130,501	$122,233	$80,106
Loss from discontinued operations, net of tax	—	(5,247)	(2,200)
Cumulative effect of change in accounting for derivatives, net of tax	—	—	3,010

Net income	$130,501	$116,986	$80,916

Denominators:
Weighted-average shares outstanding — basic	51,442	51,001	51,530
Dilutive effect for stock options and restricted stock awards	1,216	1,422	1,818

Weighted-average shares outstanding — diluted	52,658	52,423	53,348

Basic earnings per share:
Income from continuing operations	$2.54	$2.40	$1.55
Loss from discontinued operations, net of tax	—	(0.11)	(0.04)
Cumulative effect of change in accounting for derivatives, net of tax	—	—	0.06

Net income	$2.54	$2.29	$1.57

Diluted earnings per share:
Income from continuing operations	$2.48	$2.33	$1.50
Loss from discontinued operations, net of tax	—	(0.10)	(0.04)
Cumulative effect of change in accounting for derivatives, net of tax	—	—	0.06

Net income	$2.48	$2.23	$1.52

      Stock Rights.  Under a shareholder protection rights agreement established in 1999, every share of common stock carries the right (a “Right”), under certain circumstances, to purchase a unit of one one-hundredth of a share of junior participating preferred stock at a price of $200.00 per unit. The Rights, which expire on February 8, 2009, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group, with certain exclusions, acquiring the beneficial ownership of 10.0% or more of the Corporation’s outstanding common stock, or (ii) the public announcement that a person or group has acquired beneficial ownership of 10.0% or more of the Corporation’s outstanding common stock.

      The purchase price payable, and the number of units of preferred stock issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution in the event of a stock dividend, among other things. The Corporation may redeem the Rights in whole, but not in part, at a price of $0.01 per Right at the sole discretion of the Corporation’s Board of Directors at any time prior to distribution of the Rights. The Corporation’s Board of Directors may amend the terms of the Rights without the consent of the holders of the Rights except that after the distribution of the Rights, no amendment may adversely affect the interests of the holders of the Rights. Until a Right is exercised, the holder of a Right will have no rights by virtue of ownership as a stockholder of the company, including, without limitation, the right to vote or to receive dividends.

      Share Repurchase Plans.  During the third quarter of 2001, the Corporation initiated a program to repurchase up to 2.6 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. The Corporation did not repurchase any shares under this program during the first nine months of 2003. The repurchase program terminated in the third quarter of 2003 and a total of 1.2 million shares at a cost of $39.2 million were repurchased under this program. During the fourth quarter of 2003, the Corporation initiated a new program to repurchase up to 1.2 million shares of its common stock over a two-year period, from time to time, at various prices in the open market or through private transactions. As of December 31, 2003, 268 thousand shares at a cost of $10.7 million have been repurchased under this program.

Note 12 — Regulatory Matters

       Capital.  Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

      Quantitative measures established by regulations to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

      Cullen/ Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/ Frost also includes $100 million of 8.42% trust preferred securities issued by Cullen/ Frost Capital Trust I (see Note 9 — Borrowed Funds). Cullen/ Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital plus $150 million of 6.875% subordinated notes payable and a permissible portion of the allowance for possible loan losses.

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

      Actual and required capital ratios for Cullen/ Frost and Frost Bank were as follows:

					Required to be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003
Total Capital to Risk-Weighted Assets
Cullen/ Frost	$960,508	15.01%	$511,773	8.00%	N/A	N/A
Frost Bank	894,569	13.99	511,395	8.00	$639,243	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/ Frost	730,500	11.42	255,887	4.00	N/A	N/A
Frost Bank	664,619	10.40	255,697	4.00	383,546	6.00
Leverage Ratio
Cullen/ Frost	730,500	7.83	373,237	4.00	N/A	N/A
Frost Bank	664,619	7.13	372,882	4.00	466,102	5.00
December 31, 2002
Total Capital to Risk-Weighted Assets
Cullen/ Frost	$859,518	14.16%	$485,529	8.00%	N/A	N/A
Frost Bank	814,690	13.44	485,949	8.00	$606,186	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/ Frost	634,733	10.46	242,764	4.00	N/A	N/A
Frost Bank	589,995	9.73	242,474	4.00	363,711	6.00
Leverage Ratio
Cullen/ Frost	634,733	7.25	350,268	4.00	N/A	N/A
Frost Bank	589,995	6.75	349,779	4.00	437,224	5.00

      Frost Bank has been notified by its regulator that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made based on Frost Bank’s Tier 1, total capital, and leverage ratios. There have been no conditions or events since this notification that management believes would change Frost Bank’s categorization as well capitalized under the aforementioned ratios.

      Dividend Restrictions.  In the ordinary course of business, Cullen/ Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. At December 31, 2003, Frost Bank could pay dividends of up to $168.0 million to Cullen/ Frost without prior regulatory approval and without adversely affecting its “well capitalized” status.

Note 13 — Employee Benefit Plans

Retirement Plans

       Profit Sharing Plans.  On January 1, 2002, the Corporation adopted a deferred profit-sharing plan that replaced its defined benefit plan. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation based upon the fiscal year profitability. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. Expense related to this plan totaled $7.9 million in 2003 and $7.6 million in 2002.

      The Corporation maintains a separate non-qualified deferred profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan totaled $290 thousand in 2003 and $96 thousand in 2002.

      Retirement Plan and Restoration Plan.  The Corporation maintains a non-contributory defined benefit plan that was frozen as of December 31, 2001. The plan provides pension and death benefits to substantially all employees who were at least 21 years of age and had completed at least one year of service prior to December 31, 2001. Defined benefits are provided based on an employee’s final average compensation and years of service at the time the plan was frozen and age at retirement. The freezing of the plan provides that future salary increases will not be considered. The Corporation’s funding policy is to contribute quarterly an amount necessary to satisfy the funding standards of the Employee Retirement Income Security Act (“ERISA”). As a result of the curtailment of this plan in 2001, $6.3 million in expenses, which were previously being amortized over the service years, were recognized as restructuring charges in accordance with applicable accounting standards (see Note 15 — Restructuring Charges). In the ordinary course of business, Frost Bank acts as agent for the plan in securities lending transactions in which the plan lends certain of its securities to third parties.

      The Corporation’s Restoration of Retirement Income Plan (providing benefits in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended) for eligible employees is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2001, is supported by contributions from the Corporation. As a result of the curtailment of this plan in 2001, the Corporation recognized restructuring charges totaling $335 thousand (see Note 15 — Restructuring Charges).

      During the fourth quarter of 2001, the Corporation offered a voluntary early retirement program to employees with eligibility determined by age plus years of service. Voluntary early retirement was accepted by 131 of the 280 eligible employees. As a result of the early retirement program, the Corporation recognized $6.0 million in special termination benefit costs related to the defined benefit retirement plan. These costs were part of the restructuring charges (see Note 15 — Restructuring Charges).

      The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit plans was as follows:

	2003	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$99,098	$87,473	$80,990
Service cost	—	—	5,437
Interest cost	6,569	6,166	6,009
Special termination benefit related to early retirement program	—	—	6,034
Curtailment	—	—	(17,638)
Actuarial loss	6,579	9,122	9,349
Benefits paid	(3,810)	(3,663)	(2,708)

Benefit obligation at end of year	108,436	99,098	87,473
Change in plan assets:
Fair value of plan assets at beginning of year	57,336	56,355	52,320
Actual return on plan assets	11,149	(7,960)	(750)
Employer contributions	5,933	12,604	7,493
Benefits paid	(3,810)	(3,663)	(2,708)

Fair value of plan assets at end of year	70,608	57,336	56,355

Funded status of the plan at end of year	37,828	41,762	31,118
Unrecognized net actuarial loss	(31,883)	(32,997)	(10,771)

Accrued benefit liability recognized	$5,945	$8,765	$20,347

      Amounts recognized in the consolidated balance sheets related to the Corporation’s defined benefit plans as of year-end were as follows:

	2003	2002

Accrued benefit liability	$37,828	$41,762
Accumulated other comprehensive income	(31,883)	(32,997)

Net amount recognized	$5,945	$8,765

      The accumulated benefit obligation for both of the Corporation’s defined benefit plans totaled $108.4 million and $99.1 million at December 31, 2003 and 2002. At such dates, the accumulated benefit obligation exceeded the fair value of plan assets for both of the Corporation’s defined benefit plans.

      The components of the combined net periodic benefit cost for the Corporation’s defined benefit plans were as follows:

	2003	2002	2001

Service cost for benefits earned during the year	$—	$—	$5,437
Expected return on plan assets, net of expenses	(5,421)	(5,436)	(4,965)
Interest cost on projected benefit obligation	6,569	6,165	6,009
Net amortization and deferral	1,964	292	1,545

Net pension cost	$3,112	$1,021	$8,026
Prior service cost (curtailment expense)	—	—	6,595
Special termination benefit related to early retirement program	—	—	6,034

Net periodic benefit cost	$3,112	$1,021	$20,655

      The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2003	2002	2001

Benefit obligations:
Discount rate	6.25%	6.75%	7.25%
Net periodic benefit cost:
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.75	9.00	9.00
Expected rate of compensation increase	N/A	N/A	5.00

      The weighted-average asset allocations of the Corporation’s defined benefit plans as of year-end were as follows:

	2003	2002

Equity securities	71.5%	61.2%
Debt securities (fixed income)	25.7	32.9
Cash and cash equivalents	2.8	5.9

Total	100.0%	100.0%

      Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2003, management’s investment objective for the Corporation’s defined benefit plans is to achieve capital appreciation. This strategy provides for a target asset mix of approximately 60% to 70% invested in equity securities, approximately 30% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

      The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.75% in the determination of both the net periodic benefit cost and the benefit obligations for 2003. This assumption is based on a 12 year annualized return for a quarterly rebalanced portfolio with allocation targets of: (i) 65% equity securities (invested in the Wilshire 5000 equity index), (ii) 30% fixed income debt securities (invested in the Lehman Brothers bond index) and (iii) 5% cash equivalents. The expected long-term rate of return for this investment strategy is reduced by 60 basis points for trustee and investment expenses and administrative fees.

      The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not invest in real estate, commodities, or private investments.

      The Corporation expects to contribute $6.4 million to the qualified retirement plan during 2004.

      Supplemental Executive Retirement Plan.  The Corporation maintains a supplemental executive retirement plan (“SERP”) for one active key executive. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage is 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP are reduced, dollar-for-dollar, by benefits received under the deferred profit sharing, defined benefit retirement and restoration plans, described above, and any social security benefits.

      Post-Retirement Healthcare Benefits.  The Corporation provides post-retirement healthcare benefits to certain former employees. The related unfunded benefit obligations totaled $3.4 million and $4.6 million at December 31, 2003 and 2002. Of these amounts, $2.6 million and $2.3 million had been recognized in the Corporation’s consolidated balance sheets at December 31, 2003 and 2002. The net periodic benefit cost totaled $716 thousand in 2003 and $291 thousand in 2002. The discount rates used to determine the benefit obligations were 6.25% and 6.75% at December 31, 2003 and 2002. The discount rates used to determine the net periodic benefit cost was 6.75% for 2003 and 7.50% for 2002. The assumed health care cost trend rate for 2004 is 11.00%; however, the ultimate trend rate is expected to be 5.00%, which is expected to be achieved by 2010. The estimated effect of a one percent increase in the assumed healthcare cost trend rate would be a 4.99% aggregate increase in the service cost and interest cost components of the net periodic benefit cost and a 2.84% increase in the accumulated post-retirement benefit obligation. The estimated effect of a one percent decrease in the assumed healthcare cost trend rate would be a 4.58% aggregate decrease in the service cost and interest cost components of the net periodic benefit cost and a 2.72% decrease in the accumulated post-retirement benefit obligation. The Corporation’s contributions related to post-retirement health care benefits are expected to be $509 thousand in 2004.

Savings Plans

       401(k) Plan.  The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $5.5 million in 2003, $5.4 million in 2002 and $5.9 million in 2001. The Corporation’s matching contribution is initially invested in Cullen/ Frost common stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

      Thrift Incentive Plan.  The Corporation maintains the 1991 Thrift Incentive Stock Purchase Plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expenses related to this plan totaled $51 thousand in 2003, $55 thousand in 2002 and $118 thousand in 2001.

Stock Compensation Plans

       The Corporation has two active executive stock plans (the 1992 Stock Plan and the 2001 Stock Plan) and one active outside director stock plan (the 1997 Director Stock Plan). These plans, all of which were approved by the Corporation’s shareholders, were established to help the Corporation retain and motivate key employees. A committee of non-participating directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.

      The 2001 Stock Plan superceded the 1992 Stock Plan and all remaining shares authorized for grant under the superceded 1992 Stock Plan were transferred to the 2001 Plan. The 2001 Stock Plan has also replaced all other previously approved executive stock plans. The Corporation may grant restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, or any combination thereof to certain employees under the 2001 Stock Plan.

      The 1997 Director Stock Plan allows the Corporation to grant nonqualified stock options to outside directors. The options may be awarded in such number, and upon such terms, and at any time and from time to time as determined by the Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors.

      Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share of Cullen/ Frost’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon a change-in-control of Cullen/ Frost, as defined in the plans, all outstanding options immediately vest.

      A combined summary of activity in the Corporation’s active stock plans is presented in the following table. The 1983 Nonqualified Stock Option Plan and the 1988 Nonqualified Stock Option Plan terminated in 2001 and stock option exercises for 164,712 shares applicable to these plans during 2001 are not included in the table.

			Stock Options Outstanding

		Unearned
		Restricted
	Shares	Stock		Weighted-
	Available	Awards	Number	Exercise
	for Grant	Outstanding	of Shares	Average

Balance, January 1, 2001	2,189,048	183,023	5,951,796	$23.35
Authorized	3,000,000	—	—	—
Granted	(1,782,270)	91,720	1,690,550	24.65
Stock options exercised	—	—	(204,234)	16.91
Restricted stock awards vested	—	(39,634)	—	—
Forfeited	161,865	(23,265)	(138,600)	26.81
Canceled	(196,923)	—	—	—

Balance, December 31, 2001	3,371,720	211,844	7,299,512	23.77
Granted	(775,945)	97,545	678,400	33.79
Stock options exercised	—	—	(684,832)	15.79
Restricted stock awards vested	—	(211,410)	—	—
Forfeited	296,751	(9,851)	(286,900)	25.84
Canceled	(277,478)	—	—	—

Balance, December 31, 2002	2,615,048	88,128	7,006,180	25.43
Granted	(776,875)	69,475	707,400	38.02
Stock options exercised	—	—	(688,280)	22.26
Restricted stock awards vested	—	(26,500)	—	—
Forfeited	127,400	—	(127,400)	29.26
Canceled	(45,000)	—	—	—

Balance, December 31, 2003	1,920,573	131,103	6,897,900	26.97

      Options awarded under the 1997 Directors Plan during the periods presented have a six-year life with immediate vesting. Options awarded prior to 2001 under the 1997 Directors Plan have a ten-year life with immediate vesting. Options related to other plans awarded since 1999 have a six-year life with a three-year-cliff vesting period. Options awarded in 1998 have a ten-year life with a three-year-cliff vesting period. In general, options awarded prior to 1998 had a ten-year life with a five-year vesting period.

      Other information regarding options outstanding and exercisable as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number	Exercise	Contractual	Number	Exercise
Exercise	of Shares	Price	Life in Years	of Shares	Price

$ 0.00—$10.00	235,600	$9.07	0.8	235,600	$9.07
10.01— 15.00	198,000	11.44	1.7	198,000	11.44
15.01— 20.00	478,000	15.13	2.8	478,000	15.13
20.01— 25.00	3,028,250	24.29	3.4	1,533,550	24.45
25.01— 30.00	208,500	26.86	4.7	207,500	26.85
30.01— 35.00	1,909,250	33.21	3.6	1,317,500	33.17
35.01— 40.00	840,300	37.90	5.5	164,000	37.01

Total	6,897,900	26.97	3.6	4,134,150	25.26

      Restricted shares are generally awarded with a three- to four-year cliff vesting period. The market value of restricted shares at the date of grant is deferred and expensed ratably over the vesting period. The weighted-average market price per share of restricted stock awarded was $38.10 in 2003, $32.05 in 2002 and $34.95 in 2001. Compensation expense related to restricted stock awards totaled $833 thousand in 2003, $4.8 million in 2002 and $1.3 million in 2001. Approximately $3.0 million of the compensation expense recognized during 2002 was related to the acceleration of vesting for employees terminated in connection with the discontinuation of operations of the capital markets activities of Frost Securities. See Note 21 — Discontinued Operations.

      Pro Forma Net Income and Earnings Per Common Share.  The following pro forma information presents net income and earnings per share for 2003, 2002 and 2001 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.

	2003	2002	2001

Net income, as reported	$130,501	$116,986	$80,916
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	541	3,145	865
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6,430)	(10,057)	(7,902)

Pro forma net income	$124,612	$110,074	$73,879

Earnings per common share:
Basic — as reported	$2.54	$2.29	$1.57
Basic — pro forma	2.42	2.16	1.43
Diluted — as reported	2.48	2.23	1.52
Diluted — pro forma	2.37	2.10	1.38

      The weighted-average fair value of options granted in 2003, 2002 and 2001 was $8.58, $8.47 and $7.10. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	3.25%	3.07%	4.70%
Dividend yield	2.75	2.75	2.75
Market price volatility factor	0.29	0.31	0.32
Weighted-average expected life of options	5 Years	6 Years	6 Years

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Corporation’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Corporation’s employee stock options.

Note 14 — Other Non-Interest Income and Expense

       Other non-interest income and expense totals are presented in the tables below. Components of these totals exceeding 1% of the aggregate of total interest income and total non-interest income for any of the years presented are stated separately.

	2003	2002	2001

Other non-interest income:
Check card income	$5,956	$5,297	$4,137
Other	26,746	26,932	25,410

Total	$32,702	$32,229	$29,547

Other non-interest expense:
Legal and other professional fees	$10,231	$9,073	$12,372
Outside computer services	9,960	9,944	9,670
Advertising, promotions and public relations	7,963	7,122	7,114
Other	56,003	53,599	49,016

Total	$84,157	$79,738	$78,172

Note 15 — Restructuring Charges

       During the fourth quarter of 2001, the Corporation recorded restructuring charges totaling $19.9 million. The restructuring charges included separation and benefit charges of $11.5 million related to a voluntary early retirement program. Voluntary early retirement was accepted by about four percent of the staff. The $11.5 million charge included $6.0 million related to additional pension benefits, $1.4 million for future medical benefits and $4.1 million for cash severance payments based on length of service. The restructuring charges also included a $6.7 million charge related to the freezing of the Corporation’s defined benefit and restoration plans. These plans were replaced by a deferred profit sharing plan. The remaining $1.7 million in restructuring charges related to severance and outplacement services for a two percent reduction in workforce.

Note 16 — Income Taxes

       Income tax expense was as follows:

	2003	2002	2001

Current income tax expense	$65,817	$65,638	$47,254
Deferred income tax benefit	(3,778)	(7,817)	(7,505)

Income tax expense from continuing operations as reported	$62,039	$57,821	$39,749

Current income tax benefit related to discontinued operations	$—	$(2,825)	$(1,184)
Current income tax expense related to the cumulative effect of change in accounting for derivatives	—	—	1,620

      Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change as follows:

	2003	2002	2001

Income tax expense computed at the statutory rate	$67,389	$63,019	$41,949
Effect of tax-exempt interest	(3,372)	(3,232)	(3,080)
Bank owned life insurance income	(1,619)	(1,739)	(1,200)
Amortization of non-deductible goodwill	—	—	2,112
Other	(359)	(227)	(32)

Income tax expense, as reported	$62,039	$57,821	$39,749

      Year-end deferred taxes were as follows:

	2003	2002

Deferred tax assets:
Allowance for possible loan losses	$29,225	$28,904
Building modification reserve	1,592	1,592
Gain on sale of assets	3,185	3,280
Additional minimum pension liability	11,159	11,549
Retirement plan	710	1,813
Reserve for medical insurance	1,972	1,301
Bank premises and equipment	2,533	1,292
Other	3,945	1,588

Total gross deferred tax assets	54,321	51,319
Deferred tax liabilities:
Prepaid expenses	(1,254)	(574)
Intangible assets	(1,978)	(1,516)
Leases	(377)	(843)
Federal Home Loan Bank stock dividends	(1,389)	(1,651)
Unrealized gain on securities available for sale	(15,501)	(29,075)
Other	(546)	(1,346)

Total gross deferred tax liabilities	(21,045)	(35,005)

Net deferred tax asset	$33,276	$16,314

      No valuation allowance for deferred tax assets was recorded at December 31, 2003 and 2002 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

Note 17 — Other Comprehensive Income

       Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to of other comprehensive income (loss) is as follows:

	2003	2002	2001

Other comprehensive income:
Securities available for sale:
Change in fair value during the period	$(38,743)	$93,935	$(7,189)
Reclassification adjustment for gains included in income	(40)	(88)	(78)
Change in additional minimum pension liability	1,114	(22,226)	(8,091)

	(37,669)	71,621	(15,358)
Tax effect	13,184	(25,068)	5,376

Total other comprehensive income (loss)	$(24,485)	$46,553	$(9,982)

      The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2003	2002

Additional minimum pension liability	$(20,724)	$(21,448)
Net unrealized gain on securities available for sale	28,787	53,996

	$8,063	$32,548

Note 18 — Derivative Financial Instruments

       The Corporation maintains positions in various derivative financial instruments, including interest rate swaps, caps and floors, to mitigate exposure to interest rate risk. Many of these derivative positions are customer-oriented and are matched to specific fixed-rate commercial loans or leases. These derivative positions have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial loan/lease due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying loan/lease. The Corporation also has six interest rate swap agreements related to its $150 million fixed-rate subordinated notes. The swaps have been designated as hedging instruments to hedge the risk of changes in the fair value of the next six interest payments on the subordinated notes, through 2006, due to changes in interest rates.

      The Corporation also has certain derivative positions that are not designated as hedging instruments. These derivative positions are customer-oriented whereby the Corporation enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In these situations, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. This allows the Corporation’s customer to effectively convert a variable rate loan to a fixed rate. The Corporation acts as an intermediary for its customer. Accordingly, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Corporation’s results of operations.

      Year-end derivative positions are presented in the following table. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

	2003		2002

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Derivative instruments designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$110,506	$(1,683)	$25,322	$(2,487)
Commercial loan/lease interest rate caps	4,934	140	5,000	148
Interest rate swaps related to subordinated notes	900,000	10,063	1,200,000	13,149
Non-hedging derivative instruments:
Interest rate swaps	$13,811	$(9)	$—	$—

      The weighted-average receive and pay interest rates for interest rate swap positions outstanding at December 31, 2003 were as follows:

	Weighted-Average

	Interest	Interest
	Rate	Rate
	Received	Paid

Commercial loan/lease interest rate swaps	1.05%	3.73%
Interest rate swaps related to subordinated notes	6.88	2.80
Non-hedging interest rate swaps	3.52	3.94

      Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/ Liability Management Committee.

      The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The

Corporation’s credit exposure relating to interest rate swaps was $493 thousand and $735 thousand at December 31, 2003 and 2002. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

      For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. The amount of hedge ineffectiveness was not significant during 2003, 2002 or 2001.

      During 2002, the Corporation terminated certain interest rate swaps. When the interest rate swaps were terminated, the aggregate fair value adjustment related to the hedged items was $3.1 million. In accordance with applicable accounting standards, this amount is being amortized as a yield adjustment over the remaining life of the related hedge items. The previous adjustments to the carrying value of the swaps were reversed through an offsetting settlement with the counterparties to the swaps.

      In 2000, the Corporation entered into a three-year interest rate floor agreement with a notional amount of $1.0 billion. The interest rate floor was intended to hedge the Corporation’s exposure to declining interest rates and the related effect on its commercial loan portfolio. On January 1, 2001, the Corporation adopted a new accounting standard related to derivatives and hedging activities. Under this standard, the interest rate floor did not qualify for hedge accounting treatment. Management believed the lack of hedge accounting treatment would have created excessive volatility in the Corporation’s earnings. Accordingly, the interest rate floor agreement was sold during the first quarter of 2001 and the Corporation recognized a gain of $5.7 million, of which $1.1 million was included in other non-interest income and $4.6 million was considered the cumulative effect of adopting the new accounting standard. The after-tax amount of the cumulative effect of the change in accounting for derivatives, which totaled $3.0 million, is stated separately in the accompanying consolidated statement of income for 2001.

Note 19 — Fair Value of Financial Instruments

       The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. Fair value estimates for other financial instruments are discussed below:

      Securities. Fair value estimates are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

      Loans. The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values. Fair value of loans held for sale is based on quoted market prices.

      Derivatives. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

      Deposits. The estimated fair value approximates carrying value for demand deposits. The fair value of fixed-rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities.

      Borrowings. The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated by discounting future cash flows using current interest rates for similar financial instruments.

      Junior Subordinated Deferrable Interest Debentures. Fair value is estimated based on the quoted market prices of the instruments.

      Subordinated notes payable. Fair value is estimated based on the quoted market prices of similar instruments.

      Loan commitments, standby and commercial letters of credit. The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the table below.

      The year-end estimated fair values of financial instruments were as follows:

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$1,638,206	$1,638,206	$2,063,947	$2,063,947
Securities	2,971,415	2,972,172	2,458,256	2,459,683
Loans	4,590,746	4,637,444	4,518,913	4,564,027
Allowance for loan losses	(83,501)	—	(82,584)	—

Net loans	4,507,245	4,637,444	4,436,329	4,564,027
Cash surrender value of life insurance policies	105,978	105,978	104,650	104,650
Interest rate swaps on subordinated note payable	10,063	10,063	13,149	13,149
Accrued interest receivable	33,546	33,546	35,474	35,474
Financial liabilities:
Deposits	8,068,857	8,068,143	7,628,143	7,629,897
Federal funds purchased and securities sold under repurchase agreements	421,801	421,801	811,218	811,218
Junior subordinated deferrable interest debentures	103,093	110,330	103,093	109,653
Subordinated note payable and other borrowings	152,752	170,079	168,164	184,652
Interest rate swaps and caps on loans	1,552	1,552	2,339	2,339
Accrued interest payable	13,315	13,315	15,417	15,417

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. These estimates are subjective in nature and require considerable judgment to interpret market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange, nor are they intended to represent the fair value of the Corporation as a whole. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

      In addition, other assets, such as property and equipment, and liabilities of the Corporation that are not defined as financial instruments are not included in the above disclosures. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items.

Note 20 — Operating Segments

       The Corporation has two reportable operating segments, Banking and the Financial Management Group (FMG), that are delineated by the products and services that each segment offers. Banking includes both commercial and consumer banking services, Frost Insurance Agency and the continuing portion of Frost Securities, Inc. (See Note 21 — Discontinued Operations). Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. Certain prior period amounts have been reclassified to conform to the current presentation.

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

      Financial results by operating segment were as follows:

					Discontinued	Restructuring
	Banking	FMG		Non-Banks	Operations	Charges	Consolidated

2003
Net interest income (expense)	$318,909	$3,533		$(8,684)	$—	$—	$313,758
Provision for possible loan losses	10,548	(4)		—	—	—	10,544
Non-interest income	155,346	58,127		1,888	—	—	215,361
Non-interest expense	267,504	49,661		8,870	—	—	326,035

Income (loss) before income taxes	196,203	12,003		(15,666)	—		192,540
Income tax expense (benefit)	64,195	4,202		(6,358)	—	—	62,039

Net income (loss)	$132,008	$7,801		$(9,308)	$—	$—	$130,501

Average assets (in millions)	$9,559	$14	(1)	$11	$—	$—	$9,584

2002
Net interest income (expense)	$317,739	$4,713		$(8,679)	$—	$—	$313,773
Provision for possible loan losses	22,545	1		—	—	—	22,546
Non-interest income	140,707	59,232		1,030	—	—	200,969
Non-interest expense	256,326	47,662		8,154	—	—	312,142

Earnings (loss) from continuing operations, before income taxes	179,575	16,282		(15,803)	—	—	180,054
Income tax expense (benefit)	59,025	5,124		(6,328)	—	—	57,821

Earnings (loss) from continuing operations,	120,550	11,158		(9,475)	—	—	122,233
Loss from discontinued operations, net of tax	—	—		—	(5,247)	—	(5,247)

Net income (loss)	$120,550	$11,158		$(9,475)	$(5,247)	$—	$116,986

Average assets (in millions)	$8,296	$46	(1)	$11	$—	$—	$8,353

2001
Net interest income (expense)	$317,477	$7,010		$(8,661)	$—	$—	$315,826
Provision for possible loan losses	40,033	(2)		—	—	—	40,031
Non-interest income	124,485	59,091		141	—	—	183,717
Non-interest expense	267,744	48,637		3,411	—	19,865	339,657

Earnings (loss) from continuing operations, before income taxes	134,185	17,466		(11,931)	—	(19,865)	119,855
Income tax expense (benefit)	47,006	6,113		(6,417)	—	(6,953)	39,749

Earnings (loss) from continuing operations, excluding cumulative effect of accounting change	87,179	11,353		(5,514)	—	(12,912)	80,106
Loss on discontinued operations, net of tax	—	—		—	(2,200)	—	(2,200)
Cumulative effect of change in accounting for derivatives, net of tax	3,010	—		—	—	—	3,010

Net income (loss)	$90,189	$11,353		$(5,514)	$(2,200)	$(12,912)	$80,916

Average assets (in millions)	$7,790	$40	(1)	$12	$—	$—	$7,842

(1)	Excludes off balance sheet managed and custody assets with total fair value of $14.8 billion, $12.6 billion and $13.3 billion, at December 31, 2003, 2002 and 2001.

Note 21 — Discontinued Operations

       On July 23, 2002, the Corporation announced that its start-up securities firm, Frost Securities, Inc., was exiting all capital markets-related activities at the close of business on that day. Conditions in the capital markets, combined with the uncertainty of the outlook for the future, made further investments by the Corporation in this segment uneconomic. The discontinued capital markets components included research, sales, trading, and capital markets-related investment banking. The move resulted in the elimination of approximately forty-four positions, or substantially all of the subsidiary’s fifty employees. The Corporation maintains a small group of investment banking professionals to continue providing advisory and private equity services to middle market companies in its market area.

      During the third quarter of 2002, the Corporation recognized a loss on the disposal of the discontinued operations of $6.7 million ($4.4 million, or $.08 diluted per share, after-tax). The loss on the disposal was primarily related to accelerated deferred compensation and severance expense.

      The results of operations of the discontinued component are presented separately in the accompanying consolidated statements of income for 2002 and 2001, net of tax, following income from continuing operations. Details are presented in the following table:

	2002	2001

Revenues	$6,084	$9,565
Expenses	7,440	12,949
Loss on disposal	6,716	—

Loss before income taxes	(8,072)	(3,384)
Income tax benefit	2,825	1,184

Loss from discontinued operations	$(5,247)	$(2,200)

Loss per common share from discontinued operations:
Basic	$(0.11)	$(0.04)
Diluted	(0.10)	(0.04)

Note 22 — Condensed Financial Statements of Parent Company

       Condensed financial statements pertaining only to Cullen/ Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Cullen/ Frost Bankers, Inc.
Condensed Statements of Income

	Year Ended December 31,

	2003	2002	2001

Income:
Dividends from second tier financial holding company subsidiary	$70,684	$83,844	$75,283
Interest and other income	585	473	1,612

Total income	71,269	84,317	76,895
Expenses:
Salaries and employee benefits	6,672	6,444	1,080
Interest expense	8,735	8,738	8,735
Other	2,685	2,290	2,388

Total expenses	18,092	17,472	12,203

Income before income taxes and equity in undistributed earnings of subsidiaries	53,177	66,845	64,692
Income tax benefit	6,391	6,344	4,371
Equity in undistributed earnings of subsidiaries	70,933	43,797	11,853

Net Income	$130,501	$116,986	$80,916

Cullen/ Frost Bankers, Inc.
Condensed Balance Sheets

	December 31,

	2003	2002

Assets:
Cash	$457	$585
Securities purchased under resale agreements	72,912	56,592

Total cash and cash equivalents	73,369	57,177
Investment in subsidiaries	811,897	765,449
Other assets	2,815	3,613

Total assets	$888,081	$826,239

Liabilities:
Junior subordinated deferrable interest debentures	$103,093	$103,093
Accrued interest payable and other liabilities	14,984	19,356

Total liabilities	118,077	122,449
Shareholders’ Equity	770,004	703,790

Total liabilities and shareholders’ equity	$888,081	$826,239

Cullen/ Frost Bankers, Inc.
Condensed Statements of Cash Flows

	Year Ended December 31,

	2003	2002	2001

Operating Activities:
Net income	$130,501	$116,986	$80,916
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(70,933)	(43,797)	(11,853)
Tax benefit from stock option exercises	3,638	4,361	3,475
Amortization of deferred compensation	833	4,838	1,330
Net change in other assets and other liabilities	(3,574)	3,160	(2,750)

Net cash from operating activities	60,465	85,548	71,118
Investing Activities:
Capital contributions to subsidiaries	—	(3,914)	(4,000)

Net cash from investing activities	—	(3,914)	(4,000)
Financing Activities:
Purchase of treasury stock	(11,082)	(28,733)	(10,424)
Repurchase of restricted stock	—	(1,151)	(169)
Stock option exercises	15,294	10,754	43
Cash dividends paid	(48,485)	(44,737)	(43,296)

Net cash from financing activities	(44,273)	(63,867)	(53,846)

Net change in cash and cash equivalents	16,192	17,767	13,272
Cash and cash equivalents at beginning of year	57,177	39,410	26,138

Cash and cash equivalents at end of year	$73,369	$57,177	$39,410

Note 23 — New Accounting Standards

       FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Corporation’s financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Corporation’s financial statements. The Corporation considers the fees collected in connection with the issuance of letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. Accordingly, under FIN 45, the Corporation now defers fees collected in connection with the issuance of letters of credit. The fees are then recognized in income proportionately over the life of the letter of credit agreement. As of December 31, 2003, the Corporation had deferred letter of credit fees totaling $1.5 million, which represents the fair value of the Corporation’s potential obligations under the letter of credit guarantees.

      FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

      The Corporation adopted FIN 46, as revised, in connection with its consolidated financial statements for the year ended December 31, 2003. The implementation of FIN 46 required the Corporation to de-consolidate its investment in Cullen/ Frost Capital Trust I because the Corporation is not the primary beneficiary. All prior financial statements have been restated to reflect this de-consolidation. There was no impact on shareholders’ equity, income from continuing operations or net income.

      The trust preferred securities issued by Cullen/ Frost Capital Trust I are currently included in the Tier 1 capital of Cullen/ Frost for regulatory capital purposes. However, because the financial statements of the Trust are no longer included in the Corporation’s consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Corporation was not permitted to include the $100 million in trust preferred securities issued by Cullen/ Frost Capital Trust I in its Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes (see Note 12 — Regulatory Matters). If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities without penalty.

      The interpretations of FIN 46 and its application to various transaction types and structures are continually evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Corporation’s financial statements.

      SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003).” SFAS 132 was revised by the FASB in an effort to improve financial statement disclosures for defined benefit plans. SFAS 132 (revised 2003) requires companies to provide additional details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies will also be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis in interim financial statements. The new disclosure requirements are effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Corporation adopted the new disclosure requirements in connection with the preparation of its consolidated financial statements for the year ended December 31, 2003. See Note 13 — Employee Benefit Plans.

      SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG), (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively.

Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Corporation’s financial statements.

      SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however, in October 2003, the FASB indefinitely deferred the application of certain provisions of SFAS 150 as they apply to mandatorily redeemable minority interests. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on the Corporation’s financial statements.

Note 24 — Subsequent Events

       On February 13, 2004, Cullen/ Frost Capital Trust II, a newly formed Delaware statutory trust (the “Issuer Trust”) and wholly owned subsidiary of Cullen/ Frost, issued $120,000,000 of Floating Rate (three-month LIBOR plus a margin of 1.55%) Capital Securities, Series A (the “Capital Securities”), which represent beneficial interests in the assets of the Issuer Trust, to an initial purchaser for resale in a private transaction not registered under the Securities Act of 1933, as amended (the»“Securities Act”), under Rule 144A thereunder.

      Distributions on the Capital Securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The first distribution date will be June 1, 2004. The payment of distributions on the Capital Securities is deferrable at any time or from time to time for a period of up to twenty consecutive quarterly periods with respect to each deferral period. The Capital Securities will mature on March 1, 2034 and be redeemable in whole or in part at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Cullen/ Frost has guaranteed the payment of distributions on the Capital Securities and the payments on liquidation or redemption of the Capital Securities, but only in each case to the extent of funds held by the Issuer Trust.

      The Issuer Trust used the proceeds from the issuance and sale of the Capital Securities and the issuance and sale of all of its common securities to Cullen/ Frost to purchase Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) issued by Cullen/ Frost. The Capital Securities will be included in the Tier 1 capital of Cullen/ Frost for regulatory capital purposes; however, due to recent changes in applicable accounting standards (see additional discussion in Note 9 - Borrowed Funds), the Federal Reserve Board may in the future conclude that trust preferred securities, such as the Capital Securities, should no longer be treated as Tier 1 regulatory capital.

      The Capital Securities, Cullen/ Frost’s guarantee related thereto and the Junior Subordinated Debentures have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. However, in accordance with a registration rights agreement, Cullen/ Frost and the Issuer Trust intend to file a registration statement with the SEC to register under the Securities Act the exchange of up to $120,000,000 aggregate liquidation amount of “new” Capital Securities. The “new” Capital Securities will have the same terms as the “old” Capital Securities. This exchange is expected to enhance the transferability of the Capital Securities and will have no impact on redemption of the Capital Securities, the Junior Subordinated Debentures issued by Cullen/ Frost, Cullen/ Frost’s guarantee of the Capital Securities, or other matters described above.

Consolidated Average Balance Sheets

(dollars in thousands — tax-equivalent basis)

      The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,

	2003			2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,869	$104	1.17%	$14,220	$199	1.40%
Securities:
U.S. Treasury	24,811	313	1.26	33,628	687	2.04
U.S. government agencies and corporations	2,413,156	115,699	4.79	1,914,453	109,955	5.74
States and political subdivisions
Tax-exempt	200,844	13,183	6.56	181,928	12,692	6.98
Taxable	1,521	101	6.66	2,238	148	6.61
Other	38,939	1,230	3.16	33,183	1,294	3.90

Total securities	2,679,271	130,526	4.87	2,165,430	124,776	5.76
Federal funds sold and securities purchased under resale agreements	825,452	9,601	1.16	244,790	3,991	1.63
Loans, net of unearned discount	4,497,489	233,902	5.20	4,536,999	265,931	5.86

Total earning assets and average rate earned	8,011,081	374,133	4.67	6,961,439	394,897	5.67
Cash and due from banks	1,046,690			893,995
Allowance for possible loan losses	(83,616)			(79,394)
Banking premises and equipment	168,705			161,941
Accrued interest receivable and other assets	440,969			415,164

Total assets	$9,583,829			$8,353,145

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,133,906			$1,942,228
Correspondent banks	848,737			553,318
Public funds	55,081			44,886

Total non-interest-bearing demand deposits	3,037,724			2,540,432
Interest-bearing deposits:
Private accounts:
Savings and Interest-on-Checking	1,052,637	916	0.09	1,003,713	1,800	0.18
Money market deposit accounts	2,153,489	20,601	0.96	1,857,130	23,860	1.28
Time accounts	1,001,581	12,793	1.28	1,155,746	24,767	2.14
Public funds	331,915	3,096	0.93	337,289	4,956	1.47

Total interest-bearing deposits	4,539,622	37,406	0.82	4,353,878	55,383	1.27

Total deposits	7,577,346			6,894,310
Federal funds purchased and securities sold under repurchase agreements	854,517	4,059	0.48	400,511	5,359	1.34
Junior subordinated deferrable interest debentures	103,093	8,735	8.47	103,093	8,735	8.47
Subordinated notes payable and other notes	150,399	4,645	3.09	152,062	5,902	3.88
Federal Home Loan Bank advances	10,936	343	3.14	19,981	746	3.73

Total interest-bearing liabilities and average rate paid	5,658,567	55,188	0.98	5,029,525	76,125	1.51

Accrued interest payable and other liabilities	153,544			131,915

Total liabilities	8,849,835			7,701,872
Shareholders’ equity	733,994			651,273

Total liabilities and shareholder’s equity	$9,583,829			$8,353,145

Net interest income		$318,945			$318,772

Net interest spread			3.69%			4.16%

Net interest income to total average earning assets			3.98%			4.58%

The above information is shown on a taxable-equivalent basis using a 35% tax rate. Non-accrual loans are included in the average loan amounts outstanding for these computations.

Year Ended December 31,

2001			2000			1999			1998

	Interest			Interest			Interest			Interest
Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

$7,170	$331	4.62%	$7,226	$505	6.99%	$3,103	$164	5.27%	$—	$—	—%
49,855	2,293	4.60	130,180	7,916	6.08	176,718	8,976	5.08	262,098	14,339	5.47
1,505,433	95,264	6.33	1,336,523	91,243	6.83	1,478,519	95,491	6.46	1,557,489	99,971	6.42
167,369	11,848	7.08	151,423	11,281	7.45	141,224	10,377	7.35	66,278	4,963	7.49
2,947	192	6.52	3,399	226	6.65	3,585	229	6.38	2,229	138	6.19
32,196	1,589	4.94	35,735	2,622	7.33	38,803	2,203	5.68	42,025	2,579	6.14

1,757,800	111,186	6.33	1,657,260	113,288	6.84	1,838,849	117,276	6.38	1,930,119	121,990	6.32
253,112	9,784	3.87	130,800	8,505	6.50	81,363	4,245	5.22	127,273	7,111	5.59
4,546,596	344,413	7.58	4,352,868	394,527	9.06	3,934,406	330,397	8.40	3,437,510	301,789	8.78

6,564,678	465,714	7.09	6,148,154	516,825	8.41	5,857,721	452,082	7.72	5,494,902	430,890	7.84
810,323			621,950			619,917			577,489
(68,785)			(59,281)			(57,481)			(51,230)
150,264			146,185			141,453			135,577
385,343			297,292			318,499			265,560

$7,841,823			$7,154,300			$6,880,109			$6,422,298

$1,883,931			$1,636,633			$1,533,160			$1,387,824
262,840			227,807			221,530			195,555
39,919			32,732			37,567			43,507

2,186,690			1,897,172			1,792,257			1,626,886
966,429	3,605	0.37	961,315	6,344	0.66	948,487	6,557	0.69	901,960	10,958	1.21
1,825,991	48,011	2.63	1,703,602	76,537	4.49	1,636,915	60,478	3.69	1,387,994	54,326	3.91
1,265,999	57,101	4.51	1,239,022	64,498	5.21	1,250,340	53,815	4.30	1,286,036	63,621	4.95
306,248	9,982	3.26	250,559	11,479	4.58	220,845	7,969	3.61	251,570	9,378	3.73

4,364,667	118,699	2.72	4,154,498	158,858	3.82	4,056,587	128,819	3.18	3,827,560	138,283	3.61

6,551,357			6,051,670			5,848,844			5,454,446
351,319	12,054	3.43	326,448	17,889	5.48	285,470	12,500	4.38	252,977	11,606	4.59
103,093	8,735	8.47	103,093	8,735	8.47	103,093	8,735	8.47	103,093	8,735	8.47
65,662	3,736	5.69	3,769	204	5.42	1,793	103	5.74	—	—	—
31,411	1,795	5.71	63,243	4,142	6.55	12,186	705	5.79	30,666	1,754	5.72

4,916,152	145,019	2.95	4,651,051	189,828	4.08	4,459,129	150,862	3.38	4,214,296	160,378	3.80

124,971			72,952			105,953			91,158

7,227,813			6,621,175			6,357,339			5,932,340
614,010			533,125			522,770			489,958

$7,841,823			$7,154,300			$6,880,109			$6,422,298

	$320,695			$326,997			$301,220			$270,512

		4.14%			4.33%			4.34%			4.04%

		4.89%			5.32%			5.15%			4.93%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A.     CONTROLS AND PROCEDURES

      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers is included in Part I, Item 1, elsewhere in this report. The remaining information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)     The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/ Frost and payment of a reasonable fee.

			Incorporated by Reference

Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date

3.1	Restated Articles of Incorporation of Cullen/ Frost Bankers, Inc.		10-K	0-7275	3.1	3/28/01
3.2	Amended By-Laws of Cullen/ Frost Bankers, Inc.		10-K/A	0-7275	3.2	4/29/96
4.1	Shareholder Protection Rights Agreement dated as of January 26, 1999 between Cullen/ Frost Bankers, Inc. and The Frost National Bank, as Rights Agent		8-A	0-7275	1	2/1/99
10.1*	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	0-7275	10.1	3/31/99
10.2*	The 401(k) Stock Purchase Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates		S-8	333-108321	4.4	8/28/03
10.3*	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91
10.4*	Cullen/ Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92
10.5*	Cullen/ Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	0-7275	10.13	3/30/95
10.6*	Cullen/ Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02
10.7*	Cullen/ Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	33-68928	4.5 - 4.7	9/4/01
10.8*	Change-In-Control Agreements with 3 Executive Officers		10-K	0-7275	10.10	3/28/01
10.9*	Cullen/ Frost Bankers, Inc. 2001 Stock Plan		S-8	33-68928	4.4	9/4/01
10.10*	Retirement Agreement with a former Executive Officer		10-K	0-7275	10.10	3/28/03

Incorporated by Reference

Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date

10.11*	Deferred Compensation Plan for Covered Employees		10-K	0-7275	10.11	3/28/03
21.1	Subsidiaries of Cullen/ Frost Bankers, Inc.	X
23.1	Consent of Independent Auditors	X
24.1	Power of Attorney, pursuant to which amendments to this report may be filed	X
31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer	X
32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer	X
32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer	X

*	Management contract or compensatory plan or arrangement.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

      During the quarter ended December 31, 2003, the Corporation filed the following reports on Form 8-K:

•	Current Report on Form 8-K, dated October 22, 2003, which contained a press release announcing financial results for the quarter ended September 30, 2003.

•	Current Report on Form 8-K, dated October 23, 2003, which contained a press release announcing the Corporation’s declaration of a quarterly cash dividend and the implementation of a stock repurchase program.

      After December 31, 2003, the Corporation filed the following reports on Form 8-K

•	Current Report on Form 8-K, dated January 28, 2004, which contained a press release announcing financial results for the quarter and full year ended December 31, 2003.

•	Current Report on Form 8-K, dated February 3, 2004, which contained a press release announcing the Corporation’s proposal of a $100 million offering of capital or trust preferred securities.

•	Current Report on Form 8-K, dated February 6, 2004, which contained a press release announcing that Cullen/ Frost Capital Trust II has agreed to issue $100 million of capital securities.

•	Current Report on Form 8-K, dated February 13, 2004, which contained a press release announcing that Cullen/ Frost Capital Trust II has completed an offering of $120 million of capital securities.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2004

CULLEN/ FROST BANKERS, INC.
(Registrant)

By:	/s/ PHILLIP D. GREEN

Phillip D. Green
Group Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ T.C. FROST* T.C. Frost	Senior Chairman of the Board and Director	February 18, 2004

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board and Director (Principal Executive Officer)	February 18, 2004

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2004

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 18, 2004

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 18, 2004

/s/ ISAAC ARNOLD, JR.* Isaac Arnold, Jr.	Director	February 18, 2004

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 18, 2004

/s/ HARRY H. CULLEN* Harry H. Cullen	Director	February 18, 2004

/s/ EUGENE H. DAWSON, SR.* Eugene H. Dawson, Sr.	Director	February 18, 2004

SIGNATURES — (Continued)

Signatures	Title	Date

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 18, 2004

/s/ PATRICK B. FROST* Patrick B. Frost	Director	February 18, 2004

/s/ JOE R. FULTON* Joe R. Fulton	Director	February 18, 2004

/s/ PRESTON M. GEREN III* Preston M. Geren III	Director	February 18, 2004

/s/ JAMES L. HAYNE* James L. Hayne	Director	February 18, 2004

/s/ KAREN E. JENNINGS* Karen E. Jennings	Director	February 18, 2004

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III	Director	February 18, 2004

/s/ ROBERT S. MCCLANE* Robert S. McClane	Director	February 18, 2004

/s/ IDA CLEMENT STEEN* Ida Clement Steen	Director	February 18, 2004

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.	Director	February 18, 2004

/s/ MARY BETH WILLIAMSON* Mary Beth Williamson	Director	February 18, 2004

*By: /s/ PHILLIP D. GREEN Phillip D. Green As attorney-in-fact for the persons indicated	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2004