Form 10-Q
period 2004-03-31
CULLEN FROST BANKERS INC
filed 2004-04-28
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of April 21, 2004, there were 51,343,330 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended March 31,

	2004	2003

Interest income:
Loans, including fees	$56,639	$60,042
Securities:
Taxable	31,455	29,236
Tax-exempt	2,229	2,117
Interest-bearing deposits	10	42
Federal funds sold and securities purchased under resale agreements	998	2,286

Total interest income	91,331	93,723

Interest expense:
Deposits	8,222	10,651
Federal funds purchased and securities sold under repurchase agreements	1,023	1,422
Junior subordinated deferrable interest debentures	2,626	2,184
Subordinated notes payable and other borrowings	1,128	1,357

Total interest expense	12,999	15,614

Net interest income	78,332	78,109
Provision for possible loan losses	500	3,600

Net interest income after provision for possible loan losses	77,832	74,509

Non-interest income:
Trust fees	13,107	10,865
Service charges on deposit accounts	21,683	21,104
Insurance commissions and fees	10,163	8,831
Other charges, commissions and fees	4,309	3,649
Net loss on securities transactions	(1,739)	-
Other	9,866	7,589

Total non-interest income	57,389	52,038

Non-interest expense:
Salaries and wages	38,760	36,497
Employee benefits	11,484	10,591
Net occupancy	7,330	7,070
Furniture and equipment	5,449	5,459
Intangible amortization	1,404	1,685
Other	22,170	19,769

Total non-interest expense	86,597	81,071

Income before income taxes	48,624	45,476
Income taxes	15,719	14,606

Net income	$32,905	$30,870

Earnings per common share:
Basic	$0.64	$0.60
Diluted	0.62	0.59

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	March 31,	December 31,	March 31,
	2004	2003	2003

Assets:
Cash and due from banks	$895,710	$1,067,888	$1,246,769
Interest-bearing deposits	3,220	2,793	1,881
Federal funds sold and securities purchased under resale agreements	621,750	567,525	950,925

Total cash and cash equivalents	1,520,680	1,638,206	2,199,575

Securities held to maturity, at amortized cost	23,133	25,088	33,802
Securities available for sale, at estimated fair value	3,226,627	2,940,738	2,585,905
Trading account securities	3,549	5,589	-
Loans, net of unearned discounts	4,726,263	4,590,746	4,511,095
Less: Allowance for possible loan losses	(82,587)	(83,501)	(83,410)

Net loans	4,643,676	4,507,245	4,427,685
Premises and equipment, net	169,403	168,611	167,933
Goodwill	98,873	98,873	98,873
Other intangible assets, net	14,597	16,001	20,202
Cash surrender value of life insurance policies	107,036	105,978	105,871
Accrued interest receivable and other assets	182,247	165,785	175,110

Total assets	$9,989,821	$9,672,114	$9,814,956

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,007,461	$3,143,473	$3,190,865
Interest-bearing deposits	4,765,845	4,925,384	4,563,225

Total deposits	7,773,306	8,068,857	7,754,090

Federal funds purchased and securities sold under repurchase agreements	457,391	421,801	947,492
Subordinated notes payable and other borrowings	151,084	152,752	163,935
Junior subordinated deferrable interest debentures	226,805	103,093	103,093
Accrued interest payable and other liabilities	601,558	155,607	128,077

Total liabilities	9,210,144	8,902,110	9,096,687

Shareholders' Equity:
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Additional paid-in capital	203,922	200,844	197,075
Retained earnings	640,944	625,405	568,539
Deferred compensation	(3,478)	(3,771)	(1,788)
Accumulated other comprehensive income, net of tax	21,858	8,063	26,143
Treasury stock, 2,232,286, 1,785,523 and 2,214,841 shares, at cost	(84,105)	(61,073)	(72,236)

Total shareholders' equity	779,677	770,004	718,269

Total liabilities and shareholders' equity	$9,989,821	$9,672,114	$9,814,956

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands)

	Three Months Ended
	March 31,

	2004	2003

Total shareholders' equity at beginning of period	$770,004	$703,790

Comprehensive income:
Net income	32,905	30,870
Other comprehensive income:
Change in fair value of securities available for sale of $19,484 in 2004 $(9,854) in 2003, net of reclassification adjustment of $1,739 in 2004 and tax effect of $7,428 in 2004 and $(3,449) in 2003	13,795	(6,405)

Total comprehensive income	46,700	24,465

Stock option exercises	8,016	894
Tax benefit from stock compensation	3,078	245
Purchase of treasury stock	(35,916)	-
Amortization of deferred compensation	293	169
Cash dividends	(12,498)	(11,294)

Total shareholders' equity at end of period	$779,677	$718,269

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,

	2004	2003

Operating Activities:
Net income	$32,905	$30,870
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	500	3,600
Deferred tax (benefit) expense	(77)	675
Accretion of loan discounts	(1,453)	(1,098)
Securities premium amortization (discount accretion), net	415	(139)
Net loss on securities transactions	1,739	-
Depreciation and amortization	6,211	6,510
Origination of loans held for sale	(18,043)	(17,291)
Proceeds from sales of loans held for sale	16,377	79
Net gain on sale of loans held for sale and other assets	(747)	(196)
Tax benefit from stock option exercises	3,078	245
Amortization of deferred compensation	293	169
Earnings on life insurance policies	(1,058)	(1,221)
Net change in:
Trading account securities	2,040	4,995
Accrued interest receivable and other assets	(24,167)	32,842
Accrued interest payable and other liabilities	(32,836)	(16,205)

Net cash from operating activities	(14,823)	43,835

Investing Activities:
Securities held to maturity:
Purchases	-	(1,000)
Maturities, calls and principal repayments	2,060	3,326
Securities available for sale:
Purchases	(444,003)	(402,294)
Sales	364,647	-
Maturities, calls and principal repayments	290,119	223,807
Net change in loans	(133,390)	22,061
Net cash paid in acquisitions	-	(750)
Proceeds from sales of premises and equipment	(226)	201
Purchases of premises and equipment	(4,094)	(1,675)
Proceeds from sales of repossessed properties	499	525

Net cash from investing activities	75,612	(155,799)

Financing Activities:
Net change in deposits	(295,551)	125,947
Net change in short-term borrowings	35,590	136,274
Principal payments on notes payable and other borrowings	(1,668)	(4,229)
Proceeds from junior subordinated deferrable interest debentures	123,712	-
Proceeds from stock option exercises	8,016	894
Purchase of treasury stock	(35,916)	-
Cash dividends paid	(12,498)	(11,294)

Net cash from financing activities	(178,315)	247,592

Net change in cash and cash equivalents	(117,526)	135,628
Cash and equivalents at beginning of period	1,638,206	2,063,947

Cash and equivalents at end of period	$1,520,680	$2,199,575

Supplemental disclosures:
Cash paid for interest	$18,085	$22,413
Cash paid for income taxes	-	2,101
Significant non-cash transactions:
Securities purchases not yet settled	478,787	-

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (dollar amounts in tables are stated in thousands, except for per share amounts) Note 1 - Significant Accounting Policies

   Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout 12 Texas markets, including commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services.

   Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of Cullen/Frost and all other entities in which Cullen/Frost has a controlling financial interest (collectively referred to as the "Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Corporation follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.

   The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Corporation consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation's wholly owned subsidiaries, Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II, are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Corporation's consolidated financial statements.

   The consolidated financial statements have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2003, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 18, 2004 (the "2003 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

   Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses, the fair values of financial instruments and the status of contingencies are particularly subject to change.

   Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation. Additionally, the prior year financial statements have been restated to de-consolidate the Corporation's investment in Cullen/Frost Capital Trust I in connection with the implementation of a new accounting standard related to VIEs during the fourth quarter of 2003.

   Stock-Based Compensation. The Corporation accounts for stock-based employee compensation plans based on the "intrinsic value method" provided in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for non-vested stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

   Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 10 - Stock-Based Compensation use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

   In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for the Corporation on January 1, 2005. The proposal is highly controversial and subject to public comment. Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed.

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income for the three months ended March 31, 2004 and 2003 is reported in the accompanying consolidated statements of changes in shareholders' equity.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2004				December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$20,163	$576	$4	$20,735	$21,850	$636	$7	$22,479
States and political subdivisions	1,845	-	-	1,845	2,113	128	-	2,241
Other	1,125	-	-	1,125	1,125	-	-	1,125

Total	$23,133	$576	$4	$23,705	$25,088	$764	$7	$25,845

Securities Available for Sale:
U.S. government agencies and corporations	$2,932,890	$57,024	$1,257	$2,988,657	$2,666,418	$46,426	$10,997	$2,701,847
State and political subdivisions	194,244	9,831	86	203,989	195,826	8,958	99	204,685
Other	33,981	-	-	33,981	34,206	-	-	34,206

Total	$3,161,115	$66,855	$1,343	$3,226,627	$2,896,450	$55,384	$11,096	$2,940,738

   Included in U.S. government agencies and corporations at March 31, 2004 were $477.7 million in securities purchased at the end of the first quarter for which settlement will not occur until the second quarter. Accordingly, the Corporation has recorded a payable of $478.8 million (representing the aforementioned principal and accrued interest of $1.1 million), which is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet at March 31, 2004. In connection with the purchase, the Corporation loaned $274.3 million of these securities under dollar-roll repurchase agreements to commence in the second quarter.

   Securities with a fair value totaling $1.3 billion at March 31, 2004 and $2.1 billion at December 31, 2003 were pledged to secure public funds, trust deposits, securities sold under repurchase agreements and for other purposes, as required or permitted by applicable law.

All of the Corporation's securities with unrealized losses as of March 31, 2004 have been in an unrealized loss position for less than twelve months. Information about such securities is as follows:

		Number of	Estimated	Unrealized
		Securities	Fair Value	Losses

Held to Maturity
U.S. government agencies and corporations		5	$539	$4

Available for Sale
U.S. government agencies and corporations		31	$327,766	$1,257
States and political subdivisions		22	9,557	86

Total		53	$337,323	$1,343

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date. Management does not believe any of the securities are impaired due to reasons of credit quality. The securities included in the table above represent only 10.4% of the fair value of the Corporation's non-trading securities portfolio and the total impairment represents only 0.4% of the fair value of the underlying securities. Accordingly, as of March 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Sales of securities available for sale were as follows:

			Three Months Ended March 31,

			2004	2003

Proceeds from sales			$364,647	$-
Gross realized gains			483	-
Gross realized losses			2,222	-

Note 3 - Loans

Loans were as follows:

	March 31,	Percentage	December 31,	Percentage
	2004	of Total	2003	of Total

Commercial and industrial	$2,242,484	47.5%	$2,196,223	47.8%
Real estate:
Construction:
Commercial	359,510	7.6	349,152	7.6
Consumer	24,115	0.5	23,399	0.5
Land:
Commercial	192,353	4.1	178,022	3.9
Consumer	5,845	0.1	5,169	0.1
Commercial real estate mortgages	1,154,518	24.4	1,102,138	24.0
1-4 family residential mortgages	105,769	2.2	113,756	2.5
Other consumer real estate	305,075	6.5	292,255	6.4

Total real estate	2,147,185	45.4	2,063,891	45.0
Consumer:
Indirect	6,600	0.1	8,358	0.2
Other	301,861	6.4	304,453	6.6
Other, including foreign	38,739	0.8	28,962	0.6
Unearned discount	(10,606)	(0.2)	(11,141)	(0.2)

Total loans	$4,726,263	100.0%	$4,590,746	100.0%

   Included in the "Consumer other" category in the preceding table were student loans available for sale totaling $60.7 million at March 31, 2004 and $58.3 million at December 31, 2003. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2004 or December 31, 2003.

   Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $45.4 million at March 31, 2004 and $47.5 million at December 31, 2003. Accruing loans past due more than 90 days totaled $9.7 million at March 31, 2004 and $14.5 million at December 31, 2003.

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

Impaired loans were as follows:

	March 31,	December 31,
	2004	2003

Balance of impaired loans with no allocated allowance	$8,765	$5,815
Balance of impaired loans with an allocated allowance	30,640	36,869

Total recorded investment in impaired loans	$39,405	$42,684

Amount of the allowance allocated to impaired loans	$13,922	$16,998

   All impaired loans are included in non-performing assets. The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $41.0 million during the three months ended March 31, 2004 and $31.8 million for the three months ended March 31, 2003. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended March 31,

	2004	2003

Balance at the beginning of the period	$83,501	$82,584
Provision for possible loan losses	500	3,600
Net charge-offs:
Losses charged to the allowance	(4,924)	(3,932)
Recoveries	3,510	1,158

Net charge-offs	(1,414)	(2,774)

Balance at the end of the period	$82,587	$83,410

Note 5 - Deposits

Deposits were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2004	of Total	2003	of Total	2003	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$2,245,062	28.9%	$2,315,971	28.7%	$2,205,018	28.5%
Correspondent banks	714,836	9.2	769,486	9.6	923,089	11.9
Public funds	47,563	0.6	58,016	0.7	62,758	0.8

Total non-interest-bearing demand deposits	3,007,461	38.7	3,143,473	39.0	3,190,865	41.2

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,168,691	15.0	1,179,233	14.6	1,071,637	13.8
Money market accounts	2,364,956	30.4	2,285,389	28.3	2,109,033	27.2
Time accounts under $100,000	409,386	5.3	413,140	5.1	460,703	5.9
Time accounts of $100,000 or more	475,658	6.1	506,757	6.3	576,531	7.4
Public funds	347,154	4.5	540,865	6.7	345,321	4.5

Total interest-bearing deposits	4,765,845	61.3	4,925,384	61.0	4,563,225	58.8

Total deposits	$7,773,306	100.0%	$8,068,857	100.0%	$7,754,090	100.0%

   At March 31, 2004 and December 31, 2003, respectively, interest-bearing public funds deposits included $85.2 million and $286.5 million in savings and interest checking accounts, $123.0 million and $123.7 million in money market accounts, $3.8 million and $3.6 million in time accounts under $100 thousand, and $135.2 million and $127.1 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $662.4 million at March 31, 2004 and $659.9 million at December 31, 2003.

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

   The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Commitments to extend credit totaled $2.5 billion at March 31, 2004 and $2.4 billion December 31, 2003.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $187.7 million at March 31, 2004 and $188.2 million at December 31, 2003. The Corporation had an accrued liability totaling $1.3 million at March 31, 2004 and $1.5 million at December 31, 2003 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.4 million for the three months ended March 31, 2004 and 2003. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2003. See the 2003 Form 10-K for information regarding these commitments.

   Litigation. The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation's financial statements.

Note 7 - Regulatory Matters

Regulatory Capital Requirements

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

   Cullen/Frost's and Frost Bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $220 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital plus $150 million of subordinated notes payable and a permissible portion of the allowance for possible loan losses.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

March 31, 2004
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,080,054	16.26%	$531,328	8.00%	N/A	N/A
Frost Bank	916,260	13.82	530,271	8.00	$662,838	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	847,468	12.76	265,664	4.00	N/A	N/A
Frost Bank	683,674	10.31	265,135	4.00	397,703	6.00
Leverage Ratio
Cullen/Frost	847,468	9.21	368,212	4.00	N/A	N/A
Frost Bank	683,674	7.43	367,818	4.00	459,772	5.00

December 31, 2003
Total Capital to Risk-Weighted Assets
Cullen/Frost	$960,545	15.01%	$512,014	8.00%	N/A	N/A
Frost Bank	894,606	13.99	511,635	8.00	$639,544	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	730,500	11.41	256,007	4.00	N/A	N/A
Frost Bank	664,619	10.39	255,817	4.00	383,726	6.00
Leverage Ratio
Cullen/Frost	730,500	7.83	373,275	4.00	N/A	N/A
Frost Bank	664,619	7.13	372,882	4.00	466,102	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of March 31, 2004, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Trust Preferred Securities

   On February 13, 2004, Cullen/Frost Capital Trust II, a newly formed Delaware statutory trust and wholly owned subsidiary of Cullen/Frost, issued $120 million of Floating Rate (three-month LIBOR plus a margin of 1.55%) Capital Securities, Series A, which represent beneficial interests in the assets of the trust, to an initial purchaser for resale in a private placement transaction. Refer to Note 24 - Subsequent Events included in Item 8. Financial Statements and Supplementary Data of the 2003 Form 10-K for additional information.

   In accordance with a new accounting standard related to variable interest entities implemented in the fourth quarter of 2003, the accounts of the Corporation's wholly owned subsidiary trusts, Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II, are not included in the Corporation's consolidated financial statements. However, the $220 million in trust preferred securities issued by these subsidiary trusts are currently included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. The Federal Reserve Board may in the future disallow or limit the inclusion of the trust preferred securities in the Corporation's Tier 1 capital for regulatory capital purposes because the underlying trusts are no longer a part of the Corporation's consolidated financial statements. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of March 31, 2004, assuming the Corporation was not permitted to include the $220 million in trust preferred securities issued by its subsidiary trusts in its Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities.

Note 8 - Derivative Financial Instruments

   During the first quarter of 2004, the Corporation terminated certain interest rate swaps with a total notional amount of $72.2 million. The swaps were designated as hedging instruments in fair value hedges of certain fixed-rate commercial loans. The cumulative basis adjustment to fair value resulting from the designation of these loans as hedged items totaled $1.4 million upon termination of the swaps. This cumulative basis adjustment will be treated similar to a premium and amortized as an offset to interest income over the expected remaining life of the underlying loans using the effective yield method. The fair value of the swaps, which totaled $1.4 million upon termination, will be paid to the respective counterparties in settlement.

   Derivative positions outstanding are presented in the following table. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps. The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

	March 31, 2004		December 31, 2003

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$51,125	$(1,657)	$110,506	$(1,683)
Commercial loan/lease interest rate caps	4,934	78	4,934	140
Interest rate swaps related to subordinated notes	750,000	10,782	900,000	10,063

Non-hedging derivative instruments:
Interest rate swaps	$12,508	$-	$13,811	$(9)

The weighted-average receive and pay interest rates for interest rate swap positions outstanding at March 31, 2004 were as follows:

			Weighted-Average

			Interest	Interest
			Rate	Rate
			Received	Paid

Commercial loan/lease interest rate swaps			1.00%	4.04%
Interest rate swaps related to subordinated notes			6.88	2.86
Non-hedging interest rate swaps			3.72	3.72

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure relating to interest rate swaps was $1.2 million and $493 thousand at March 31, 2004 and December 31, 2003. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

Note 9 - Earnings Per Common Share

   Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested stock granted using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

				Three Months Ended
				March 31,

			2004	2003

Weighted-average shares outstanding for basic earnings per share			51,666	51,239
Dilutive effect of stock options and non-vested stock awards			1,525	962

Weighted-average shares outstanding for diluted earnings per share			53,191	52,201

Note 10 - Stock-Based Compensation

   The following pro forma information presents net income and earnings per share for the three months ended March 31, 2004 and 2003 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

			Three Months Ended March 31,

			2004	2003

Net income, as reported			$32,905	$30,870
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects			190	110
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects			(1,351)	(1,694)

Pro forma net income			$31,744	$29,286

Earnings per share:
Basic - as reported			$0.64	$0.60
Basic - pro forma			0.61	0.57

Diluted - as reported			0.62	0.59
Diluted - pro forma			0.60	0.57

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

Note 11 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

			Three Months Ended March 31,

			2004	2003

Expected return on plan assets, net of expenses			$(1,580)	$(1,355)
Interest cost on projected benefit obligation			1,665	1,642
Net amortization and deferral			466	491

Net periodic benefit cost			$551	$778

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined pension plan totaled $1.2 million through March 31, 2004. The Corporation expects to contribute an additional $4.7 million to this plan during the remainder of 2004.

The net periodic benefit cost related to post-retirement healthcare benefits offered by Corporation to certain former employees was not significant during either of the reported periods.

Note 12 - Income Taxes

Income tax expense was as follows:

			Three Months Ended March 31,

			2004	2003

Current income tax expense			$15,796	$13,931
Deferred income tax expense (benefit)			(77)	675

Income tax expense as reported			$15,719	$14,606

Effective tax rate			32.3%	32.1%

   Net deferred tax assets totaled $25.9 million at March 31, 2004 and $33.3 million at December 31, 2003. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

Note 13 - Operating Segments

   The Corporation has two reportable operating segments, Banking and the Financial Management Group (FMG), that are delineated by the products and services that each segment offers. Banking includes both commercial and consumer banking services, Frost Insurance Agency and Frost Securities, Inc. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services.

   The accounting policies of each reportable segment are the same as those of the Corporation except for the following items, which impact the Banking and FMG segments: (i) expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services, (ii) general overhead-type expenses such as executive administration, accounting and internal audit are allocated based on the direct expense level of the operating segment, (iii) income tax expense for the individual segments is calculated essentially at the statutory rate, and (iv) the parent company records the tax expense or benefit necessary to reconcile to the consolidated total.

   The Corporation uses a match-funded transfer pricing process to assess operating segment performance. The process helps the Corporation to (i) identify the cost or opportunity value of funds within each business segment, (ii) measure the profitability of a particular business segment by relating appropriate costs to revenues, (iii) evaluate each business segment in a manner consistent with its economic impact on consolidated earnings, and (iv) enhance asset and liability pricing decisions.

Summarized operating results by segment were as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003

	Net Income (Loss)	Revenues from (Expenses to) External Customers	Net Income (Loss)	Revenues from (Expenses to) External Customers

Banking	$33,299	$121,206	$31,985	$117,400
FMG	2,500	16,776	1,210	14,466
Non-Banks	(2,894)	(2,261)	(2,325)	(1,719)

Consolidated	$32,905	$135,721	$30,870	$130,147

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2003, included in the 2003 Form 10-K. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004 or any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Forward-Looking Statements and Factors that Could Affect Future Results

   Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Corporation's future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services.
w	Changes in consumer spending, borrowings and savings habits by users.
w	Technological changes.
w	Acquisitions and integration of acquired businesses.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial holding companies.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
w	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters.
w	Changes in the Corporation's organization, compensation and benefit plans.
w	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.
w	Greater than expected costs or difficulties related to the integration of new lines of business.
w	The Corporation's success at managing the risks involved in the foregoing items.

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

   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 Form 10-K. There have been no significant changes in the Corporation's application of accounting policies since December 31, 2003. However, as more fully discussed in Note 1 - Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report, the FASB recently issued an exposure draft that proposes to eliminate the ability to account for stock-based compensation using APB 25 and would require such transactions to be recognized in the income statement based on their fair values at the date of grant.

Results of Operations

   A discussion of the Corporation's results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Additionally, prior year financial statements have been restated to de-consolidate the Corporation's investment in Cullen/Frost Capital Trust I in connection with the implementation of a new accounting standard related to variable interest entities during the fourth quarter of 2003. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields.

Overview

   Net income totaled $32.9 million, or $0.62 diluted per share, for the three months ended March 31, 2004 compared to $30.9 million, or $0.59 diluted per share, for the three months ended March 31, 2003 and $32.6 million, or $0.61 diluted per share, for the three months ended December 31, 2003.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2004	2003	2003

Taxable-equivalent net interest income	$79,691	$80,806	$79,412
Taxable-equivalent adjustment	1,359	1,280	1,303

Net interest income	78,332	79,526	78,109
Provision for possible loan losses	500	1,500	3,600

Net interest income after provision for possible loan losses	77,832	78,026	74,509
Non-interest income	57,389	52,852	52,038
Non-interest expense	86,597	82,466	81,071

Income before income taxes	48,624	48,412	45,476
Income taxes	15,719	15,777	14,606

Net income	$32,905	$32,635	$30,870

Net income per share - basic	$0.64	$0.63	$0.60
Net income per share - diluted	0.62	0.61	0.59
Dividends per share	0.24	0.24	0.22

Return on average assets	1.42%	1.37%	1.33%
Return on average equity	16.89	17.02	17.63

   Net income for the three months ended March 31, 2004 increased $2.0 million, or 6.6%, compared to the same period in 2003. The increase was primarily the result of a $5.4 million increase in non-interest income and a $3.1 million decrease in the provision for possible loan losses, partly offset by a $5.5 million increase in non-interest expense.

   Net income for the first quarter of 2004 increased $270 thousand, or 0.8%, from the fourth quarter of 2003. The increase was primarily the result of a $4.5 million increase in non-interest income and a $1.0 million decrease in the provision for possible loan losses offset by a $1.2 million decrease in net interest income and a $4.1 million increase in non-interest expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 57.7% of total revenue during the first three months of 2004. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The general market rates of interest, including the deposit and loan rates offered by many financial institutions, are influenced by the Federal Reserve. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2003 at 4.25% and decreased 25 basis points to 4.00% at the end of the second quarter of 2003, where it has since remained. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2003 at 1.25% and decreasing 25 basis points in the second quarter of 2003 to 1.00%, where it has since remained.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin. However, in a sustained declining interest rate environment, such as the interest rate environment experienced since early 2001, the Corporation experiences compression of its net interest margin. This compression results from resistance to further reductions in interest rates paid on the Corporation's low cost deposit base, which results in a disproportionately larger decrease in the yields on earning assets. Further analysis of the components of the Corporation's net interest margin is presented below.

   The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to average volume or average interest rate change in proportion to the absolute amounts of the change in each. The comparisons between the quarters include an additional change factor that shows the effect of the difference in the number of days in each period, as further discussed below.

	First Quarter	First Quarter
	2004 vs.	2004 vs.
	Fourth Quarter	First Quarter
	2003	2003

Due to changes in average volume	$(564)	$1,198
Due to changes in average interest rates	325	(1,795)
Due to difference in the number days in each of the comparable periods	(876)	876

Total change	$(1,115)	$279

   Taxable-equivalent net interest income for the three months ended March 31, 2004 increased $279 thousand, or 0.4%, compared to the same period in 2003. The lack of significant fluctuation between the periods resulted as the positive impact of the increase in the average volume of earning assets was offset by the negative impact of a decrease in the net interest margin. The average volume of earning assets for the first three months of 2004 increased $171.1 million compared to the first three months of 2003. Over the same time frame, the net interest margin decreased 7 basis points from 4.10% in 2003 to 4.03% in 2004. The first quarter of 2004 also included an extra day's net interest income of $876 thousand related to leap year. Excluding the impact of this extra day, net interest income would have decreased $597 thousand during the first quarter of 2004 compared to the first quarter of 2003.

   Taxable-equivalent net interest income for the first quarter of 2004 decreased $1.1 million, or 1.4%, from the fourth quarter of 2003, mostly due to the decrease in the number of days in the first quarter. Net interest income for the fourth quarter of 2003 included 92 days compared to 91 days for the first quarter of 2004. On an equivalent basis, adding the impact of an additional day of net interest income to the first quarter of 2004 results in an additional $876 thousand of net interest income. This results in an effective decrease of $239 thousand from the fourth quarter of 2003. This effective decrease in taxable-equivalent net interest income from the fourth quarter of 2003 was the result of a $47.3 million decrease in the average volume of earning assets partly offset by a 2 basis point increase in the net interest margin.

   During the first quarter of 2003, the Corporation utilized dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a "similar" security rather than the identical security initially sold. The Corporation funded investments in federal funds sold and securities purchased under resale agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation was able to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resale agreements and the cost of the dollar-roll repurchase agreements. The spread had a positive effect on the dollar amount of net interest income, which increased by a total of $1.3 million; however, because the funds were invested in lower yielding federal funds sold and securities purchased under resale agreements, the Corporation's net interest margin was negatively impacted. The Corporation was not a party to any dollar-roll repurchase agreement transactions during the first quarter of 2004. As a result, the average volume of federal funds sold and securities purchased under resale agreements decreased $343.8 million, or 47.6%. The decline in the relative proportion of these short-term investments to total average earning assets during the first quarter of 2004 helped mitigate a portion of the impact of declining yields on earning assets. The average yield on earning assets decreased from 4.91% for the first quarter of 2003 to 4.69% for the first quarter of 2004. Over the same time frame, the average cost of interest-bearing liabilities decreased from 1.12% in 2003 to 0.94% in 2004. As a result of these changes, the Corporation's net interest margin decreased from 4.10% for the first quarter of 2003 to 4.03% for the first quarter of 2004.

   Other earning asset growth of significance during the first three months of 2004 was in U.S. government agency securities, which increased in average volume by $427.6 million over the comparable period in 2003 and had an average yield of 4.66% in 2004 compared to 5.03% in 2003. The average volume of loans, the Corporation's primary category of earning assets, increased $95.8 million during the first quarter of 2004 compared to the same period in 2003 and had an average yield of 4.93% in 2004 compared to 5.38% in 2003.

   The Corporation experienced a decline in federal funds sold and securities purchased under resale agreements that was mainly due to the elimination of dollar-roll transactions as discussed above. Funding for the growth in earning assets was provided by increases in average deposits. Average deposits increased $267.8 million in the first quarter of 2004 compared to the same period in 2003. This increase was related to interest-bearing deposits. Accordingly, the ratio of average interest-bearing deposits to total average deposits increased to 62.4% for the first quarter of 2004 from 60.6% for the same period in 2003. This change in proportions partly offset the impact of the general decline in market rates on the Corporation's cost of funds. The average cost of interest-bearing deposits and total deposits was 0.70% and 0.43% during the first quarter of 2004 and 0.97% and 0.59% during the first three months of 2003.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.75% during the first quarter of 2004 compared to 3.79% during the first quarter of 2003. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

   The Corporation's hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. The Corporation primarily uses these derivatives to effectively convert fixed-rate loans and debt obligations to variable-rate. Details of the Corporation's derivative holdings as of March 31, 2004 are set forth in Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. A discussion of the effects of changing interest rates on the Corporation's derivative holdings and the related impact on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $500 thousand during the first quarter of 2004 compared to $1.5 million during the fourth quarter of 2003 and $3.6 million during the first quarter of 2003. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2004	2003	2003

Trust fees	$13,107	$12,769	$10,865
Service charges on deposit accounts	21,683	22,373	21,104
Insurance commissions and fees	10,163	5,912	8,831
Other charges, commissions and fees	4,309	4,245	3,649
Net loss on securities transactions	(1,739)	-	-
Other	9,866	7,553	7,589

Total	$57,389	$52,852	$52,038

   Total non-interest income for the first quarter of 2004 increased $5.4 million, or 10.3%, from the first quarter of 2003 and $4.5 million, or 8.6%, from the fourth quarter 2003. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for three months ended March 31, 2004 increased $2.2 million, or 20.6%, compared to the same period in 2003. Investment fees are the most significant component of trust fees, making up approximately 72% of total trust fees for the first three months of 2004. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees.

   The $2.2 million increase in trust fee income during the three months ended March 31, 2004 was primarily the result of increases in investment fees (up $1.5 million), custody fees (up $250 thousand), oil and gas trust management fees (up $143 thousand) and estate fees (up $123 thousand). The increase in investment fees was primarily due to better equity market conditions in 2004 compared to 2003.

   Trust fee income for the first quarter of 2004 increased $338 thousand, or 2.6%, from the fourth quarter of 2003. The increase was primarily due an increase in investment fee income (up $320 thousand) resulting from improved equity market conditions. Increases in other types of fees including custody fees, oil and gas trust management fees, and tax fees were offset by decreases in estate fees and real estate trust management fees.

   At March 31, 2004, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (46.1% of trust assets), fixed income securities (36.0% of trust assets) and cash equivalents (10.8% of trust assets). The estimated fair value of trust assets was $15.3 billion (including managed assets of $6.9 billion and custody assets of $8.4 billion) at March 31, 2004, compared to $14.8 billion (including managed assets of $6.6 billion and custody assets of $8.2 billion) at December 31, 2003 and $12.3 billion (including managed assets of $5.8 billion and custody assets of $6.5 billion) at March 31, 2003.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2004 increased $579 thousand, or 2.7%, compared to the same period in 2003. The increase was primarily due to an increase in overdraft fees on consumer accounts (up $569 thousand) and an increase in service charges on commercial accounts (up $663 thousand). These increases were partly offset by a decrease in service charges on consumer accounts (down $596 thousand). The increase in overdraft fees on consumer accounts was primarily due to the expanded use of the Corporation's overdraft courtesy product. The increase in service charges on commercial accounts was primarily related to increased treasury management revenues. The increased treasury management revenues resulted primarily from higher levels of billable services as well as a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for more of their services through fees rather than through the use of deposit balances. The decline in service charges on consumer accounts primarily resulted from the reduction of certain maintenance and transaction fees applicable to all types of consumer checking accounts effective October 4, 2003.

   Service charges on deposit accounts for the first quarter of 2004 decreased $690 thousand, or 3.1%, compared to the fourth quarter of 2003. The decrease was primarily due to a decrease in overdraft fees on consumer accounts (down $668 thousand) and a decrease in service charges on consumer accounts (down $183 thousand). These items were partly offset by an increase in service charges on commercial accounts (up $161 thousand). The decreases in consumer overdraft fees and service charges were primarily due to seasonal trends and the shift in consumer deposits towards accounts with no service charges. The increase in service charges on commercial accounts was primarily related to increased treasury management revenues resulting from higher levels of billable services as well as a lower earnings credit rate.

   Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2004 increased $1.3 million, or 15.1%, compared to the same period in 2003. The increase was mostly due to an increase in contingent commissions received from various insurance carriers related to the performance of insurance policies previously placed (such commission are seasonal in nature and are generally received during the first quarter of each year). Contingent commissions increased $728 thousand during the first quarter of 2004 compared to the same period in 2003. The remaining increase in insurance commissions and fees was primarily due to the combined result of the impact of continued selling efforts and the effect of higher insurance premiums on commission revenues. Insurance premiums have risen, in part, due to the limited availability of certain products. Growth in insurance commissions and fees depends on the Corporation's continued selling efforts; however, the Corporation has experienced elevated market pressure related to the pricing of insurance policies and commission levels.

   Insurance commissions and fees for the first quarter of 2004 increased $4.3 million, or 71.9%, compared to the fourth quarter of 2003. The increase was primarily due to the seasonal increase in contingent commissions received from various insurance carriers related to the performance of insurance policies previously placed and normal variation in the timing of renewals and in the market demand for insurance products.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2004 increased $660 thousand, or 18.1%, compared to the same period in 2003. The increase was primarily due to increases in letters of credit fees (up $340 thousand), mutual fund fees (up $326 thousand), corporate advisory service fees (up $270 thousand) and income associated with the factoring of accounts receivable (up $186 thousand). These increases were partly offset by a reduction in the accelerated realization of deferred loan fees (down $287 thousand) due to a decline in loan prepayments and a net decrease in various other miscellaneous service charges.

Other service charges and fees for the first quarter of 2004 did not significantly fluctuate compared to the fourth quarter of 2003.

   Net Loss on Securities Transactions. The Corporation realized a net loss of $1.7 million on the sale of securities with a total amortized cost of $366.4 million during the three months ended March 31, 2004. The net loss was primarily related to $176.3 million of securities sold as a part of a restructuring of the Corporation's securities portfolio to increase the average portfolio yield. The Corporation expects this restructuring to have a positive impact on future net interest income.

   Other Non-Interest Income. Other non-interest income increased $2.3 million, or 30.0%, for the three months ended March 31, 2004 compared to the same period in 2003. The increase was primarily the result of the recognition of $1.1 million in income related to the termination and settlement of an operational contract along with increases in gains realized on student loan sales (up $727 thousand) due to an increase in volume, income from securities trading activities (up $495 thousand) and rental income (up $276 thousand). The impact of these items was partly offset by decreases in annuity income (down $350 thousand), earnings from the accretion of the cash surrender value of life insurance policies (down $164 thousand) and gains realized from the sales of foreclosed assets (down $170 thousand).

   Other non-interest income for the first quarter of 2004 increased $2.3 million, or 30.6%, compared to the fourth quarter of 2003. The increase was primarily the result of the aforementioned $1.1 million recognized from the termination and settlement of a software license agreement along with increases in gains realized on the student loan sales (up $628 thousand), income from securities trading activities (up $535 thousand), royalty income from mineral interests (up $216 thousand) and check card income (up $201 thousand). The impact of these items was partly offset by a decline in gains realized from the sales of foreclosed assets (down $383 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2004	2003	2003

Salaries and wages	$38,760	$37,194	$36,497
Employee benefits	11,484	9,176	10,591
Net occupancy	7,330	7,040	7,070
Furniture and equipment	5,449	5,496	5,459
Intangible amortization	1,404	1,409	1,685
Other	22,170	22,151	19,769

Total	$86,597	$82,466	$81,071

   Total non-interest expense for the three months ended March 31, 2004 increased $5.5 million, or 6.8%, compared to the same period in 2003. Total non-interest expense for the first quarter of 2004 increased $4.1 million, or 5.0%, compared to the fourth quarter of 2003. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the first quarter of 2004 increased $2.3 million, or 6.2%, compared to the first quarter of 2003 and $1.6 million, or 4.2%, compared to the fourth quarter of 2003. The increases were primarily related to normal, annual merit increases, increased commissions related to increases in insurance revenues and increases in headcount.

   Employee Benefits. Employee benefits for the three months ended March 31, 2004 increased $893 thousand, or 8.4%, compared to the same period in 2003. The increase was primarily related to increases in payroll taxes (up $400 thousand), medical insurance expense (up $193 thousand) and retirement and profit sharing plan expenses (up $164 thousand).

   Employee benefits for the first quarter of 2004 increased $2.3 million, or 25.2%, compared to the fourth quarter of 2003 primarily due to increases in payroll taxes (up $1.6 million), retirement and profit sharing plan expenses (up $502 thousand), and medical insurance expense (up $124 thousand). The Corporation generally experiences declines in payroll taxes during the fourth quarter each year as certain employees reach maximum taxable salary levels. The Corporation also generally experiences an increase in 401(k) plan contribution matching expense during the first quarter due to the additional employee contributions withheld from annual bonus payments.

   Net Occupancy. Net occupancy expense for the first quarter of 2004 increased $260 thousand, or 3.7%, from the first quarter of 2003 and $290 thousand, or 4.1%, from the fourth quarter of 2003. No single component of net occupancy expense made up a significant portion of the change from the first quarter of 2003. Significant components of the increase in net occupancy expense from the fourth quarter of 2003 included increases in property taxes (up $367 thousand) and other professional expenses (up $172 thousand) combined with a decrease in rental income (down $112 thousand). The impact of these items was partially offset by declines in depreciation expense related to leasehold improvements (down $219 thousand) and utilities expenses (down $116 thousand).

   Furniture and Equipment. Furniture and equipment expense for the first quarter of 2004 did not significantly fluctuate compared to the first and fourth quarters of 2003. During the first quarter of 2004 compared to the same period in 2003, an increase in software maintenance expense (up $234 thousand) was offset by decreases in service expenses (down $192 thousand). There were no significant fluctuations among the components of furniture and equipment expense when comparing the first quarter of 2004 to the fourth quarter of 2003.

   Intangible Amortization. Intangible amortization for the three months ended March 31, 2004 decreased $281 thousand, or 16.7%, compared to the same period in 2003. The decrease is primarily related to the completion of the amortization of certain intangible assets. Intangible amortization for the first quarter of 2004 was not significantly different from the fourth quarter of 2003.

   Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2004 increased $2.4 million, or 12.1%, compared to the same period in 2003. Significant components of the increase included the increases in advertising/promotional expenses (up $619 thousand), insurance expense related to director and officer liability policies (up $483 thousand), expenses related to leased properties (up $208 thousand), supplies expense (up $162 thousand), Federal Reserve service charges (up $125 thousand) and business development expense (up $118 thousand). The impact of these items was partly offset by decreases in various components of other non-interest expense. Components with significant decreases included professional services expense (down $197 thousand).

   Total other non-interest expense for the first quarter of 2004 did not significantly fluctuate compared to the fourth quarter of 2003; however, certain components of other non-interest expense had significant fluctuations. Components of other non-interest expense with significant changes when comparing the first quarter of 2004 to the fourth quarter of 2003 included decreases in professional services expense (down $508 thousand) and travel expense (down $195 thousand) and increases in insurance expense related to director and officer liability policies (up $162 thousand), advertising/promotional expenses (up $153 thousand) and miscellaneous losses.

Results of Segment Operations

   The Corporation's operations are managed along two operating segments: Banking and the Financial Management Group (FMG). A description of each business and the methodologies used to measure financial performance is described in Note 13 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended

	March 31,	December 31,	March 31,
	2004	2003	2003

Banking	$33,299	$34,416	$31,985
Financial Management Group	2,500	812	1,210
Non-Banks	(2,894)	(2,593)	(2,325)

Consolidated net income	$32,905	$32,635	$30,870

Banking

   Net income for the three months ended March 31, 2004 increased $1.3 million, or 4.1%, compared to the same period in 2003. The increase resulted primarily from a $3.1 million decrease in the provision for possible loan losses, a $3.2 million increase in non-interest income and a $566 thousand increase in net interest income. The impact of these items was partly offset by a $4.9 million increase in non-interest expense.

   Net interest income for the three months ended March 31, 2004 increased $566 thousand, or 0.7%, from the comparable period in 2003. The lack of significant fluctuation from 2003 resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three months ended March 31, 2004 totaled $500 thousand compared to $3.6 million for the same period in 2003. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three months ended March 31, 2004 increased $3.2 million, or 8.5%, over the same period in 2003 primarily due to increases in service charges on deposit accounts, insurance commissions and fees, other service charges and other income. See the analysis of service charges on deposit accounts, and other service charges, insurance commissions and other income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three months ended March 31, 2004 increased $4.9 million, or 7.3%, compared to the same period in 2003. The increase was primarily related to increases in salaries and wages, employee benefits and other non-interest expense. Combined, salaries and wages and employee benefits during the first three months of 2004 increased $2.5 million over the comparable period in 2003. The increases were primarily the result of normal, annual merit increases, increased commissions related to insurance revenues, increased headcount, increased payroll taxes and increased retirement and profit sharing plan expenses. The increase in other non-interest expense was primarily due to an increase in advertising/promotional expense and insurance expense related to director and officer liability policies, among other things.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross revenues of $10.3 million during the three months ended March 31, 2004 compared to $8.9 million during the three months ended March 31, 2003. Insurance commissions were the largest component of these revenues, increasing $1.4 million, or 15.5%, during the three months ended March 31, 2004 compared to the same period in 2003. The increase was mostly due to an increase in contingent commissions received from various insurance carriers related to the performance of insurance policies previously placed. The remaining increase in insurance commissions and fees was primarily due to the combined result of the impact of continued selling efforts and the effect of higher insurance premiums on commission revenues. Insurance premiums have risen, in part, due to the limited availability of certain products.

Financial Management Group (FMG)

   Net income for the three months ended March 31, 2004 increased $1.3 million from the comparable period in 2003. The increase was primarily due to a $2.2 million increase in non-interest income offset by a $326 thousand increase in non-interest expense and a $694 thousand increase in income taxes.

   Non-interest income for the three months ended March 31, 2004 increased $2.2 million, or 16.2%, from the comparable period in 2003. The increase was primarily due to increases in trust fees (up $2.3 million) and other service charges (up $230 thousand) partly offset by a decrease in other income (down $304 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 72% and 74% of total trust fees for the first three months of 2004 and 2003, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees in the first quarter of 2004 compared to the same period in 2003 primarily due to better equity market conditions. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increase in service charges during the first quarter of 2004 compared to 2003 was primarily due to an increase in mutual fund fees (up $326 thousand) partly offset by a decline in money market fees (down $98 thousand). The decrease in other non-interest income during the first quarter of 2004 compared to 2003 was primarily due to a decline in income from sales of annuity products (down $350 thousand).

   Non-interest expense for the three months ended March 31, 2004 increased $326 thousand, or 2.6%, over the comparable period in 2003 primarily due to an increase in salaries and wages (up $458 thousand) offset by a decrease in other non-interest expense (down $130 thousand). The increases in salaries and wages and employee benefits were primarily the result of merit increases. The decreases in other non-interest expense were primarily due to general decreases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The $569 thousand increase in the net loss for the Non-Banks operating segment for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to a decrease in net interest income and increases in employee related expenses, professional services expenses and other miscellaneous items.

Income Taxes

   The Corporation recognized income tax expense for the three months ended March 31, 2004 of $15.7 million, for an effective rate of 32.3%, compared to $14.6 million, for an effective rate of 32.1%, for the three months ended March 31, 2003. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $9.3 billion for the three months ended March 31, 2004 representing a decrease of $102.2 million, or 1.1%, compared to average assets for same period in 2003. The decrease was reflected in non-earning assets including a $239.9 million decrease in average cash and due from banks and a $30.2 million decrease in average accrued interest receivable and other assets. Average earning assets increased $171.1 million, or 2.2% during the first quarter of 2004 compared to the first quarter of 2003. The growth was primarily in securities, which increased $424.3 million, the majority of which was invested in securities issued by various agencies and corporations of the U.S. government. Average loans for the first quarter of 2004 totaled $4.6 billion, an increase of $95.8 million, or 2.1%, from the same period in 2003. Average federal funds sold and securities purchased under resale agreements for the first quarter of 2004 decreased $343.8 million, or 47.6%, from the same period in 2003. The decrease in average federal funds sold and securities purchased under resale agreements was primarily the result of the Corporation's use of dollar-roll repurchase agreements to capitalize on yield spreads in 2003. See the analysis of dollar-roll transactions under the section captioned "Net Interest Income" included elsewhere in this discussion. Total deposits averaged $7.6 billion for the first quarter of 2004, increasing $267.8 million, or 3.6%, compared to the same period in 2003. The growth in average deposits was primarily in interest-bearing accounts, which increased from 60.6% of average total deposits in 2003 to 62.4% of average total deposits in 2004.

Loans

Loans were as follows as of the dates indicated:

	March 31,	Percent	December 31,	March 31,
	2004	of Total	2003	2003

Commercial and industrial	$2,242,484	47.5%	$2,196,223	$2,142,884
Real estate:
Construction:
Commercial	359,510	7.6	349,152	335,120
Consumer	24,115	0.5	23,399	45,230
Land:
Commercial	192,353	4.1	178,022	152,030
Consumer	5,845	0.1	5,169	6,188
Commercial real estate mortgages	1,154,518	24.4	1,102,138	1,060,626
1-4 family residential mortgages	105,769	2.2	113,756	161,248
Other consumer real estate	305,075	6.5	292,255	273,601

Total real estate	2,147,185	45.4	2,063,891	2,034,043

Consumer:
Indirect	6,600	0.1	8,358	19,746
Other	301,861	6.4	304,453	304,236
Other, including foreign	38,739	0.8	28,962	18,383
Unearned discount	(10,606)	(0.2)	(11,141)	(8,197)

Total	$4,726,263	100.0%	$4,590,746	$4,511,095

   Loans totaled $4.7 billion at March 31, 2004, an increase of $135.5 million, or 3.0%, compared to December 31, 2003. Excluding shared national credits purchased ("SNCs"), 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $124.6 million, or 2.9%, from December 31, 2003. SNCs, which are discussed further below, are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and, as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale.

   At March 31, 2004, the majority of the loan portfolio was comprised of commercial and industrial loans, which totaled $2.2 billion, or 47.5% of total loans, and real estate loans, which totaled $2.1 billion, or 45.4% of total loans. The real estate total includes both commercial and consumer balances.

   Excluding SNCs, commercial and industrial loans increased 1.4% from $2.0 billion at December 31, 2003 to $2.1 billion at March 31, 2004. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios. At March 31, 2004, commercial leases totaled $77.0 million and asset-based loans totaled $39.3 million compared to $77.9 million and $36.7 million at December 31, 2003.

   The Corporation's SNC portfolio totaled $194.3 million at March 31, 2004, increasing $18.3 million, or 10.4%, from $176.0 million at December 31, 2003. New SNC relationships originated during the first quarter made up approximately $25.5 million of the total SNC portfolio at March 31, 2004. At March 31, 2004, 62.3% of outstanding SNCs were related to the energy industry and 15.9% of outstanding SNCs were related to the distribution industry. The remaining SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total SNC portfolio. Additionally, almost all of the outstanding balance of SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management and an existing banking relationship or the expectation of broadening the relationship with other banking products and services.

   Real estate loans totaled $2.1 billion at March 31, 2004 and remained relatively stable compared to December 31, 2003. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $91.3 million, or 4.7%, from December 31, 2003. Commercial real estate loans totaled $1.7 billion at March 31, 2004 and represented 79.5% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2004, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, totaled $749.3 million at March 31, 2004, increasing $1.9 million, or 0.3%, from December 31, 2003. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $9.2 million, or 1.6%, from December 31, 2003.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

		March 31,	December 31,	March 31,
		2004	2003	2003

Consumer real estate:
Construction		$24,115	$23,399	$45,230
Land		5,845	5,169	6,188
Other consumer real estate		305,075	292,255	273,601

Total consumer real estate		335,035	320,823	325,019
Consumer non-real estate		301,861	304,453	304,236
Indirect		6,600	8,358	19,746
1-4 family residential mortgages		105,769	113,756	161,248

Total consumer loans		$749,265	$747,390	$810,249

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, student loans and other similar types of credit facilities. Consumer non-real estate loans did not significantly change from December 31, 2003 despite the fact the Corporation sold $16.4 million of student loans during the quarter. Excluding student loans, consumer non-real estate loans decreased $5.0 million, or 2.0%, from December 31, 2003.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2001. At March 31, 2004, the majority of the portfolio was comprised of purchased home improvement and home equity loans as well as new and used automobile loans. The portfolio is not expected to completely pay off before December 31, 2004 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time.

   The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. Although this portfolio will continue to decline due to the decision to withdraw from the mortgage origination business, high levels of mortgage refinances due to the low interest rate environment have accelerated the decrease.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	March 31,	December 31,	March 31,
	2004	2003	2003

Non-accrual loans:
Commercial and industrial	$33,184	$35,914	$21,621
Real estate	11,506	10,766	14,053
Consumer and other	725	771	3,426

Total non-accrual loans	45,415	47,451	39,100

Foreclosed assets:
Real estate	4,872	5,054	8,961
Other	3	289	48

Total foreclosed assets	4,875	5,343	9,009

Total non-performing assets	$50,290	$52,794	$48,109

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.06%	1.15%	1.06%
Total assets	0.50	0.55	0.49

Accruing past due loans:
30 to 89 days past due	$18,249	$24,419	$40,836
90 or more days past due	9,705	14,462	11,290

Total accruing loans past due	$27,954	$38,881	$52,126

Non-performing assets at March 31, 2004 decreased 4.7% from December 31, 2003. The decrease was primarily related to a decline in non-accrual commercial and industrial loans.

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2004, the Corporation had $13.7 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. The balance is made up 6 credit relationships. Approximately 54% of the outstanding balance is related to a customer in the construction industry, approximately 24% of the outstanding balance is related to a customer in the hotel industry and approximately 11% of the outstanding balance is related to a customer in the steel industry. Weakness in these companies operating performance (including working capital concerns, reduced occupancy rates, and increased material costs, respectively, for the three aforementioned credits) combined with a slowdown in certain business sectors has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $418 thousand for the three months ended March 31, 2004, compared to $406 thousand for the same period in 2003.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended

	March 31,	December 31,	March 31,
	2004	2003	2003

Balance at beginning of period	$83,501	$83,410	$82,584

Provision for possible loan losses	500	1,500	3,600

Charge-offs:
Commercial and industrial	(3,749)	(2,224)	(2,995)
Real estate	(168)	(279)	(311)
Consumer and other	(1,007)	(1,459)	(626)

Total charge-offs	(4,924)	(3,962)	(3,932)

Recoveries:
Commercial and industrial	2,852	2,028	784
Real estate	71	109	26
Consumer and other	587	416	348

Total recoveries	3,510	2,553	1,158

Net charge-offs	(1,414)	(1,409)	(2,774)

Balance at end of period	$82,587	$83,501	$83,410

Ratio of allowance for possible loan losses to:
Total loans	1.75%	1.82%	1.85%
Non-accrual loans	181.85	175.97	213.32
Ratio of net charge-offs to average total loans	0.12	0.12	0.25

   The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses totaled $500 thousand during the first quarter of 2004, decreasing $1.0 million from the fourth quarter of 2003 and $2.1 million from the first quarter of 2003. Higher provisions were considered necessary during 2003 due to the relative economic conditions prevailing at the time. The decrease in the provision during the first quarter of 2004 reflects the fact that the Corporation has experienced positive trends in several important credit quality measures including the levels of non-performing assets, past due loans, criticized assets and loan charge-offs. The effect of improved credit quality on the amount of the provision for loan losses was partially offset by the impact of overall growth in the loan portfolio. The ratio of allowance for possible loan losses to total loans at March 31, 2004 decreased 7 basis points from December 31, 2003 primarily due to the increase in loan volume. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At March 31, 2004, shareholders' equity totaled $779.7 million compared to $770.0 million at December 31, 2003 and $718.3 million at March 31, 2003. In addition to net income of $32.9 million, other significant changes in shareholders' equity during the first three months of 2004 included $35.9 million in treasury stock purchases, $12.5 million of dividends paid and $8.0 million in proceeds from stock option exercises and the related tax benefits of $3.1 million. The accumulated other comprehensive income component of shareholders' equity totaled $21.9 million at March 31, 2004 compared to $8.1 million at December 31, 2003 and $26.1 million at March 31, 2003. These fluctuations primarily resulted from changes in the fair value of securities available for sale, net of taxes. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.24 per common share during the first quarter of 2004 and the fourth quarter of 2003 and a quarterly dividend of $0.22 per common share in the first quarter of 2003. This equates to a dividend payout ratio of 38.0%, 38.0% and 36.6% for each of these periods, respectively.

   The Corporation maintains a stock repurchase plan authorized by the Corporation's board of directors whereby the Corporation may repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 at various prices in the open market or through private transactions. The plan allows the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under the plan will also provide the Corporation with the shares of common stock necessary to satisfy obligations related to stock compensation awards. Under this plan, during the quarter ended March 31, 2004, the Corporation repurchased 851.8 thousand shares at a cost of $35.9 million. Additional details related to these repurchases are presented in Part II, Item 2 - Changes in Securities and Use of Proceeds, included elsewhere in this report. Since the inception of the plan, the Corporation has repurchased a total of 1.1 million shares at a cost of $46.7 million.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by Frost Bank. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent Frost Bank from paying normal dividends to Cullen/Frost. At March 31, 2004, Cullen/Frost had liquid assets, including cash and securities purchased under resale agreements, totaling $160.9 million. Cullen/Frost also had outside funding sources available including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at March 31, 2004.

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2004			December 31, 2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,399	$10	0.74%	$7,370	$17	0.90%
Securities:
U.S. Treasury	-	-	-	-	-	-
U.S. Government agencies and corporations	2,720,840	31,174	4.66	2,670,767	31,102	4.66
States and political subdivisions
Tax-exempt	207,154	3,483	7.08	200,343	3,260	6.78
Taxable	904	15	7.03	1,164	20	6.51
Other	39,046	267	2.73	39,384	290	2.95

Total securities	2,967,944	34,939	4.79	2,911,658	34,672	4.76
Federal funds sold and securities purchased
under resale agreements	378,585	998	1.04	567,427	1,495	1.03
Loans, net of unearned discount	4,630,218	56,743	4.93	4,543,008	57,046	4.98

Total Earning Assets and Average Rate Earned	7,982,146	92,690	4.69	8,029,463	93,230	4.62
Cash and due from banks	831,764			875,654
Allowance for possible loan losses	(84,805)			(83,676)
Premises and equipment	168,600			167,855
Accrued interest and other assets	415,717			432,254

Total Assets	$9,313,422			$9,421,550

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,225,746			$2,236,255
Correspondent banks	580,363			683,720
Public funds	54,260			53,647

Total non-interest-bearing demand deposits	2,860,369			2,973,622
Interest-bearing deposits:
Savings and interest checking	1,141,332	200	0.07	1,110,152	196	0.07
Money market deposit accounts	2,315,043	4,894	0.85	2,292,637	4,719	0.82
Time accounts	899,412	2,367	1.06	937,510	2,535	1.07
Public funds	394,791	761	0.78	334,609	609	0.72

Total interest-bearing deposits	4,750,578	8,222	0.70	4,674,908	8,059	0.68

Total deposits	7,610,947			7,648,530
Federal funds purchased and securities sold
under repurchase agreements	460,020	1,023	0.88	600,858	1,032	0.67
Junior subordinated deferrable interest debentures	168,348	2,626	6.24	103,093	2,184	8.47
Subordinated notes payable and other notes	150,000	1,109	2.96	150,000	1,105	2.95
Federal Home Loan Bank advances	1,497	19	5.10	6,927	44	2.50

Total Interest-Bearing Funds and Average
Rate Paid	5,530,443	12,999	0.94	5,535,786	12,424	0.89

Accrued interest and other liabilities	139,025			151,214

Total Liabilities	8,529,837			8,660,622
Shareholders' Equity	783,585			760,928

Total Liabilities and Shareholders' Equity	$9,313,422			$9,421,550

Net interest income		$79,691			$80,806

Net interest spread			3.75%			3.73%

Net interest income to total average earning assets			4.03%			4.01%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2003			June 30, 2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,481	$23	1.04%	$8,974	$23	1.06%
Securities:
U.S. Treasury	17,975	65	1.43	67,519	187	1.11
U.S. government agencies and corporations	2,352,036	27,248	4.63	2,333,060	28,529	4.89
States and political subdivisions:
Tax-exempt	202,374	3,314	6.55	202,116	3,302	6.54
Taxable	1,369	23	6.70	1,566	26	6.59
Other	44,430	295	2.65	35,996	322	3.56

Total securities	2,618,184	30,945	4.73	2,640,257	32,366	4.90
Federal funds sold and securities purchased
under resale agreements	998,842	2,617	1.03	1,013,001	3,202	1.25
Loans, net of unearned discount	4,457,410	57,568	5.12	4,455,480	59,134	5.32

Total Earning Assets and Average Rate Earned	8,082,917	91,153	4.48	8,117,712	94,725	4.67
Cash and due from banks	1,113,310			1,127,547
Allowance for possible loan losses	(83,867)			(83,432)
Premises and equipment	167,575			169,045
Accrued interest and other assets	457,266			424,402

Total Assets	$9,737,201			$9,755,274

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,207,610			$2,091,571
Correspondent banks	937,025			932,728
Public funds	58,402			51,938

Total demand deposits	3,203,037			3,076,237
Interest-bearing deposits:
Savings and interest checking	1,047,568	188	0.07	1,036,734	261	0.10
Money market deposit accounts	2,201,973	4,805	0.87	2,101,658	5,684	1.08
Time accounts	979,206	2,920	1.18	1,018,412	3,403	1.34
Public funds	315,889	650	0.82	331,764	785	0.95

Total time deposits	4,544,636	8,563	0.75	4,488,568	10,133	0.91

Total deposits	7,747,673			7,564,805
Federal funds purchased and securities sold
under repurchase agreements	852,248	453	0.21	1,045,693	1,153	0.44
Junior subordinated deferrable interest debentures	103,093	2,183	8.47	103,093	2,184	8.47
Subordinated notes payable and other notes	150,389	1,133	3.01	150,607	1,176	3.12
Federal Home Loan Bank advances	9,783	65	2.58	12,598	108	3.44

Total Interest-Bearing Funds and Average
Rate Paid	5,660,149	12,397	0.87	5,800,559	14,754	1.01

Accrued interest and other liabilities	143,023			145,132

Total Liabilities	9,006,209			9,021,928
Shareholders' Equity	730,992			733,346

Total Liabilities and Shareholders' Equity	$9,737,201			$9,755,274

Net interest income		$78,756			$79,971

Net interest spread			3.61%			3.66%

Net interest income to total average earning assets			3.88%			3.95%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2003

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$10,690	$42	1.59%
Securities:
U.S. Treasury	13,985	52	1.50
U.S. government agencies and corporations	2,293,277	28,829	5.03
States and political subdivisions
Tax-exempt	198,505	3,307	6.66
Taxable	1,996	33	6.58
Other	35,848	322	3.61

Total securities	2,543,611	32,543	5.12
Federal funds sold and securities purchased
under resale agreements	722,336	2,286	1.27
Loans, net of unearned discount	4,534,405	60,155	5.38

Total Earning Assets and Average Rate Earned	7,811,042	95,026	4.91
Cash and due from banks	1,071,671
Allowance for possible loan losses	(83,485)
Premises and equipment	170,386
Accrued interest and other assets	445,958

Total Assets	$9,415,572

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$1,996,745
Correspondent banks	842,247
Public funds	56,332

Total demand deposits	2,895,324
Interest-bearing deposits:
Savings and interest checking	1,015,103	272	0.11
Money market deposit accounts	2,014,095	5,393	1.09
Time accounts	1,072,929	3,934	1.49
Public funds	345,697	1,052	1.23

Total time deposits	4,447,824	10,651	0.97

Total deposits	7,343,148
Federal funds purchased and securities sold
under repurchase agreements	922,834	1,422	0.62
Junior subordinated deferrable interest debentures	103,093	2,184	8.47
Subordinated notes payable and other notes	150,607	1,230	3.29
Federal Home Loan Bank advances	14,532	127	3.56

Total Interest-Bearing Funds and Average
Rate Paid	5,638,890	15,614	1.12

Accrued interest and other liabilities	171,170

Total Liabilities	8,705,384
Shareholders' Equity	710,188

Total Liabilities and Shareholders' Equity	$9,415,572

Net interest income		$79,412

Net interest spread			3.79%

Net interest income to total average earning assets			4.10%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   The disclosures set forth in this item are qualified by the section captioned "Forward-Looking Statements and Factors that Could Affect Future Results" included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.

   Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2003 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2003.

   The Corporation utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 50 or 100 basis points (due to the already low level of short-term rates) over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

   As of March 31, 2004, the model simulations project that 100 and 200 basis point increases in interest rates will result in positive variances in net interest income of 1.2% and 2.0%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 50 and 100 basis points will result in negative variances in net interest income of 1.0% and 3.0%, respectively, relative to the base case over the next 12 months. The impact of hypothetical fluctuations in interest rates on our derivative holdings was not a significant portion of these variances. The effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a $313 thousand, or 0.09%, negative variance in net interest income while the effect of a 100 basis point decrease in interest rates on the Corporation's derivative holdings would result in a $292 thousand, or 0.09%, positive variance in net interest income.

   The effects of hypothetical fluctuations in interest rates on the Corporation's securities classified as "trading" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," are not significant, and, as such, separate quantitative disclosure is not presented.

Item 4. Controls and Procedures

   As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Corporation's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

   The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation's financial statements.

Item 2. Changes in Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended March 31, 2004.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	End of the Period

January 1, 2004 to January 31, 2004	-	$-	-	932,100
February 1, 2004 to February 29, 2004	40,100	42.28	40,100	892,000
March 1, 2004 to March 31, 2004	811,913 (2)	42.15	811,700	80,300

Total	852,013	$42.15	851,800

(1)

The Corporation maintains a stock repurchase plan that was authorized by the Corporation's board of directors on October 23, 2003. Under the terms of plan, the Corporation may repurchase up to 1.2 million shares of its common stock from time to time over a two-year period ending October 23, 2005 at various prices in the open market or through private transactions. Since the inception of the plan, the Corporation has repurchased a total of 1.1 million shares at a cost of $46.7 million.

(2)	Includes repurchases of 213 shares associated with employee income taxes related to the vesting of certain share awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

	Exhibit Number		Description

	4	*	Instruments Defining the Rights of Holders of Long-Term Debt of the Corporation

	31.	1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer

	31.	2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer

	32.	1+	Section 1350 Certification of the Corporation's Chief Executive Officer

	32.	2+	Section 1350 Certification of the Corporation's Chief Financial Officer

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.

+

This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the Corporation filed the following reports on Form 8-K:

w	Current Report on Form 8-K dated January 28, 2004, which contained a press release announcing financial results for the quarter and full year ended December 31, 2003.

w	Current Report on Form 8-K dated February 3, 2004, which contained a press release announcing the Corporation's proposal of a $100 million offering of capital or trust preferred securities.

w	Current Report on Form 8-K dated February 6, 2004, which contained a press release announcing that Cullen/Frost Capital Trust II had agreed to issue $100 million of capital securities.

w	Current Report on Form 8-K dated February 13, 2004, which contained a press release announcing that Cullen/Frost Capital Trust II had completed an offering of $120 million of capital securities.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.

(Registrant)

Date: April 28, 2004	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)