Form 10-Q
period 2004-06-30
CULLEN FROST BANKERS INC
filed 2004-07-28
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here.
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of July 22, 2004, there were 51,532,630 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Interest income:
Loans, including fees	$59,172	$59,021	$115,811	$119,063
Securities:
Taxable	32,328	29,063	63,783	58,299
Tax-exempt	2,158	2,114	4,387	4,231
Interest-bearing deposits	17	23	27	65
Federal funds sold and resell agreements	1,087	3,202	2,085	5,488

Total interest income	94,762	93,423	186,093	187,146

Interest expense:
Deposits	8,246	10,133	16,468	20,784
Federal funds purchased and repurchase agreements	1,083	1,153	2,106	2,575
Junior subordinated deferrable interest debentures	3,059	2,184	5,685	4,368
Subordinated notes payable and other borrowings	1,132	1,284	2,260	2,641

Total interest expense	13,520	14,754	26,519	30,368

Net interest income	81,242	78,669	159,574	156,778
Provision for possible loan losses	2,000	3,446	2,500	7,046

Net interest income after provision for possible loan losses	79,242	75,223	157,074	149,732

Non-interest income:
Trust fees	13,704	12,206	26,811	23,071
Service charges on deposit accounts	22,468	21,752	44,151	42,856
Insurance commissions and fees	6,234	6,641	16,397	15,472
Other charges, commissions and fees	4,952	4,440	9,261	8,089
Net loss on securities transactions	-	-	(1,739)	-
Other	8,978	10,221	18,844	17,810

Total non-interest income	56,336	55,260	113,725	107,298

Non-interest expense:
Salaries and wages	38,855	35,523	77,615	72,020
Employee benefits	9,592	9,420	21,076	20,011
Net occupancy	7,364	7,372	14,694	14,442
Furniture and equipment	5,661	5,395	11,110	10,854
Intangible amortization	1,287	1,380	2,691	3,065
Other	22,440	21,126	44,610	40,895

Total non-interest expense	85,199	80,216	171,796	161,287

Income before income taxes	50,379	50,267	99,003	95,743
Income taxes	16,261	16,034	31,980	30,640

Net income	$34,118	$34,233	$67,023	$65,103

Earnings per common share:
Basic	$0.67	$0.67	$1.30	$1.27
Diluted	0.65	0.65	1.27	1.25

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2004	2003	2003

Assets:
Cash and due from banks	$912,820	$1,067,888	$1,075,705
Interest-bearing deposits	3,641	2,793	1,730
Federal funds sold and resell agreements	367,875	567,525	1,266,250

Total cash and cash equivalents	1,284,336	1,638,206	2,343,685

Securities held to maturity, at amortized cost	19,442	25,088	30,723
Securities available for sale, at estimated fair value	2,923,649	2,940,738	2,679,609
Trading account securities	3,855	5,589	4,643
Loans, net of unearned discounts	4,813,058	4,590,746	4,461,551
Less: Allowance for possible loan losses	(80,485)	(83,501)	(83,410)

Net loans	4,732,573	4,507,245	4,378,141
Premises and equipment, net	167,715	168,611	166,540
Goodwill	98,873	98,873	98,873
Other intangible assets, net	13,310	16,001	18,822
Cash surrender value of life insurance policies	108,105	105,978	107,159
Accrued interest receivable and other assets	218,518	165,785	185,405

Total assets	$9,570,376	$9,672,114	$10,013,600

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,130,756	$3,143,473	$3,382,670
Interest-bearing deposits	4,803,092	4,925,384	4,519,667

Total deposits	7,933,848	8,068,857	7,902,337

Federal funds purchased and repurchase agreements	407,718	421,801	977,779
Subordinated notes payable and other borrowings	151,014	152,752	160,422
Junior subordinated deferrable interest debentures	226,805	103,093	103,093
Accrued interest payable and other liabilities	108,716	155,607	120,155

Total liabilities	8,828,101	8,902,110	9,263,786

Shareholders' Equity:
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Additional paid-in capital	205,200	200,844	197,448
Retained earnings	661,219	625,405	589,998
Deferred compensation	(3,247)	(3,771)	(1,619)
Accumulated other comprehensive income, net of tax	(42,231)	8,063	32,438
Treasury stock, 2,041,186, 1,785,523 and 2,097,744 shares, at cost	(79,202)	(61,073)	(68,987)

Total shareholders' equity	742,275	770,004	749,814

Total liabilities and shareholders' equity	$9,570,376	$9,672,114	$10,013,600

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands)

	Six Months Ended
	June 30,

	2004	2003

Total shareholders' equity at beginning of period	$770,004	$703,790

Comprehensive income:
Net income	67,023	65,103
Other comprehensive income:
Change in fair value of securities available for sale of $(79,114) in 2004 and $(170) in 2003, net of reclassification adjustment of $1,739 in 2004 and tax effect of $(27,081) in 2004 and $(60) in 2003	(50,294)	(110)

Total comprehensive income	16,729	64,993

Stock option exercises and non-vested stock awards (596,350 shares in 2004 and 168,397 shares in 2003)	12,672	3,710
Tax benefit from stock compensation	4,329	618
Purchase of treasury stock (852,013 shares in 2004)	(35,916)	-
Amortization of deferred compensation	588	338
Cash dividends ($0.505 per share in 2004 and $0.46 per share in 2003)	(26,131)	(23,635)

Total shareholders' equity at end of period	$742,275	$749,814

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,

	2004	2003

Operating Activities:
Net income	$67,023	$65,103
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	2,500	7,046
Deferred tax benefit	(392)	(2,315)
Accretion of loan discounts	(2,770)	(1,925)
Securities premium amortization (discount accretion), net	849	(24)
Net loss on securities transactions	1,739	-
Depreciation and amortization	12,207	12,908
Origination of loans held for sale, net of principal collected	(22,822)	(26,692)
Proceeds from sales of loans held for sale	27,767	44,599
Net gain on sale of loans held for sale and other assets	(1,282)	(2,923)
Tax benefit from stock option exercises	4,329	618
Amortization of deferred compensation	588	338
Earnings on life insurance policies	(2,127)	(2,509)
Net change in:
Trading account securities	1,734	352
Accrued interest receivable and other assets	(27,780)	(1,015)
Accrued interest payable and other liabilities	(46,891)	(4,899)

Net cash from operating activities	14,672	88,662

Investing Activities:
Securities held to maturity:
Purchases	-	(1,000)
Maturities, calls and principal repayments	5,745	6,401
Securities available for sale:
Purchases	(7,942,724)	(5,859,461)
Sales	370,539	4,989,065
Maturities, calls and principal repayments	7,509,212	607,778
Net change in loans	(230,921)	34,570
Net cash paid in acquisitions	-	(750)
Proceeds from sales of premises and equipment	227	1,091
Purchases of premises and equipment	(6,241)	(4,400)
Proceeds from sales of repossessed properties	2,114	4,694

Net cash from investing activities	(292,049)	(222,012)

Financing Activities:
Net change in deposits	(135,009)	274,194
Net change in federal funds purchased and repurchase agreements	(14,083)	166,561
Principal payments on notes payable and other borrowings	(1,738)	(7,742)
Proceeds from junior subordinated deferrable interest debentures	123,712	-
Proceeds from stock option exercises	12,672	3,710
Purchase of treasury stock	(35,916)	-
Cash dividends paid	(26,131)	(23,635)

Net cash from financing activities	(76,493)	413,088

Net change in cash and cash equivalents	(353,870)	279,738
Cash and equivalents at beginning of period	1,638,206	2,063,947

Cash and equivalents at end of period	$1,284,336	$2,343,685

Supplemental disclosures:
Cash paid for interest	$26,220	$31,663
Cash paid for income taxes	22,984	14,828

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

   The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Corporation consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation's wholly owned subsidiaries, Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II, are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Corporation's consolidated financial statements.

   The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2003, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 18, 2004 (the "2003 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

   Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses, the fair values of financial instruments and the status of contingencies are particularly susceptible to significant change in the near term.

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

   In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994 that have not vested as of the effective date of the statement. As proposed, this statement would be effective for the Corporation on January 1, 2005. The proposal is highly controversial and subject to public comment. Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed.

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income for the six months ended June 30, 2004 and 2003 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had a comprehensive loss of $30.0 million for the three months ended June 30, 2004 and comprehensive income of $40.5 million for the three months ended June 30, 2003. The comprehensive loss during the three months ended June 30, 2004 resulted from a $64.1 million net after-tax decline in the fair value of securities available for sale.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2004				December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$18,317	$305	$23	$18,599	$21,850	$636	$7	$22,479
States and political subdivisions	-	-	-	-	2,113	128	-	2,241
Other	1,125	-	17	1,108	1,125	-	-	1,125

Total	$19,442	$305	$40	$19,707	$25,088	$764	$7	$25,845

Securities Available for Sale:
U.S. government agencies and corporations	$2,714,311	$13,207	$50,191	$2,677,327	$2,666,418	$46,426	$10,997	$2,701,847
State and political subdivisions	214,263	5,243	1,345	218,161	195,826	8,958	99	204,685
Other	28,161	-	-	28,161	34,206	-	-	34,206

Total	$2,956,735	$18,450	$51,536	$2,923,649	$2,896,450	$55,384	$11,096	$2,940,738

   Securities with a fair value totaling $1.1 billion at June 30, 2004 and $2.1 billion at December 31, 2003 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by applicable law.

Sales of securities available for sale were as follows:

				Three Months Ended June 30,			Six Months Ended June 30,

				2004	2003		2004	2003

Proceeds from sales				$5,892	$4,989,065		$370,539	$4,989,065
Gross realized gains				-	-		483	-
Gross realized losses				-	-		2,222	-

All of the Corporation's securities with unrealized losses as of June 30, 2004 have been in an unrealized loss position for less than twelve months. Information about such securities is as follows:

					Estimated	Unrealized
					Fair Value	Losses

Held to Maturity
U.S. government agencies and corporations					$3,542	$23
Other					983	17

Total					$4,525	$40

Available for Sale
U.S. government agencies and corporations					$2,117,341	$50,191
States and political subdivisions					46,690	1,345

Total					$2,164,031	$51,536

   Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of June 30, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 3 - Loans

Loans were as follows:

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2004	of Total	2003	of Total	2003	of Total

Commercial and industrial	$2,352,445	48.9%	$2,196,223	47.8%	$2,108,656	47.3%
Real estate:
Construction:
Commercial	350,594	7.3	349,152	7.6	359,651	8.1
Consumer	26,728	0.5	23,399	0.5	35,349	0.8
Land:
Commercial	196,788	4.1	178,022	3.9	153,562	3.4
Consumer	4,724	0.1	5,169	0.1	5,553	0.1
Commercial real estate mortgages	1,153,801	24.0	1,102,138	24.0	1,072,496	24.0
1-4 family residential mortgages	96,058	2.0	113,756	2.5	145,714	3.3
Other consumer real estate	335,400	7.0	292,255	6.4	276,729	6.2

Total real estate	2,164,093	45.0	2,063,891	45.0	2,049,054	45.9

Consumer:
Indirect	5,217	0.1	8,358	0.2	14,849	0.3
Other	294,718	6.1	304,453	6.6	272,327	6.1
Other	7,386	0.1	28,962	0.6	24,365	0.6
Unearned discounts	(10,801)	(0.2)	(11,141)	(0.2)	(7,700)	(0.2)

Total loans	$4,813,058	100.0%	$4,590,746	100%	$4,461,551	100.0%

   Included in the "Consumer other" category in the table above were student loans available for sale totaling $54.5 million at June 30, 2004, $58.3 million at December 31, 2003 and $27.1 million at June 30, 2003. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant as of the end of the reported periods.

   Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $41.0 million at June 30, 2004, $47.5 million at December 31, 2003 and $37.2 million at June 30, 2003. Accruing loans past due more than 90 days totaled $4.5 million at June 30, 2004, $14.5 million at December 31, 2003 and $6.9 million at June 30, 2003.

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

Impaired loans were as follows:

	June 30,		December 31,	June 30,
	2004		2003	2003

Balance of impaired loans with no allocated allowance	$9,267		$5,815	$9,746
Balance of impaired loans with an allocated allowance	26,089		36,869	23,036

Total recorded investment in impaired loans	$35,356		$42,684	$32,782

Amount of the allowance allocated to impaired loans	$12,130		$16,998	$11,316

   All impaired loans are included in non-performing assets. The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $37.4 million and $39.1 million during the three and six months ended June 30, 2004 and $33.7 million and $32.1 million for the three and six months ended June 30, 2003. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Balance at the beginning of the period	$82,587	$83,410	$83,501	$82,584
Provision for possible loan losses	2,000	3,446	2,500	7,046
Net charge-offs:
Losses charged to the allowance	(5,297)	(4,620)	(10,221)	(8,552)
Recoveries	1,195	1,174	4,705	2,332

Net charge-offs	(4,102)	(3,446)	(5,516)	(6,220)

Balance at the end of the period	$80,485	$83,410	$80,485	$83,410

Note 5 - Deposits

Deposits were as follows:

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2004	of Total	2003	of Total	2003	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$2,454,350	31.0%	$2,315,971	28.7%	$2,291,877	29.0%
Correspondent banks	621,480	7.8	769,486	9.6	1,027,568	13.0
Public funds	54,926	0.7	58,016	0.7	63,225	0.8

Total non-interest-bearing demand deposits	3,130,756	39.5	3,143,473	39.0	3,382,670	42.8

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,170,903	14.8	1,179,233	14.6	1,040,173	13.2
Money market accounts	2,447,144	30.8	2,285,389	28.3	2,143,355	27.1
Time accounts under $100,000	392,491	4.9	413,140	5.1	444,658	5.6
Time accounts of $100,000 or more	464,291	5.9	506,757	6.3	555,553	7.0
Public funds	328,263	4.1	540,865	6.7	335,928	4.3

Total interest-bearing deposits	4,803,092	60.5	4,925,384	61.0	4,519,667	57.2

Total deposits	$7,933,848	100.0%	$8,068,857	100.0%	$7,902,337	100.0%

   At June 30, 2004 and December 31, 2003, respectively, interest-bearing public funds deposits included $89.9 million and $286.5 million in savings and interest checking accounts, $112.8 million and $123.7 million in money market accounts, $5.4 million and $3.6 million in time accounts under $100 thousand, and $120.2 million and $127.1 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $665.0 million at June 30, 2004, $659.9 million at December 31, 2003 and $672.1 million at June 30, 2003.

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

   The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Commitments to extend credit totaled $2.5 billion at June 30, 2004 and $2.4 billion December 31, 2003.

   Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $208.8 million at June 30, 2004 and $188.2 million at December 31, 2003. The Corporation had an accrued liability totaling $1.1 million at June 30, 2004 and $1.5 million at December 31, 2003 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.3 million and $6.7 million for the three and six months ended June 30, 2004 and $3.3 million and $6.6 million for the three and six months ended June 30, 2003. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2003. See the 2003 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

June 30, 2004
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,105,620	16.52%	$535,428	8.00%	N/A	N/A
Frost Bank	933,014	13.97	534,304	8.00	$667,881	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	875,135	13.08	267,714	4.00	N/A	N/A
Frost Bank	702,529	10.52	267,152	4.00	400,728	6.00
Leverage Ratio
Cullen/Frost	875,135	9.12	384,017	4.00	N/A	N/A
Frost Bank	702,529	7.33	383,493	4.00	479,366	5.00

December 31, 2003
Total Capital to Risk-Weighted Assets
Cullen/Frost	$960,545	15.01%	$512,014	8.00%	N/A	N/A
Frost Bank	894,606	13.99	511,635	8.00	$639,544	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	730,500	11.41	256,007	4.00	N/A	N/A
Frost Bank	664,619	10.39	255,817	4.00	383,726	6.00
Leverage Ratio
Cullen/Frost	730,500	7.83	373,275	4.00	N/A	N/A
Frost Bank	664,619	7.13	372,882	4.00	466,102	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of June 30, 2004, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Trust Preferred Securities

   On February 13, 2004, Cullen/Frost Capital Trust II (the "Trust"), a newly formed Delaware statutory trust and wholly owned subsidiary of Cullen/Frost, issued $120 million of Floating Rate (three-month LIBOR plus a margin of 1.55%) Capital Securities, Series A, which represent beneficial interests in the assets of the trust, to an initial purchaser for resale in a private placement transaction under Rule 144A. Refer to Note 24 - Subsequent Events included in Item 8. Financial Statements and Supplementary Data of the 2003 Form 10-K for additional information. On July 15, 2004, the Trust exchanged all of the aforementioned "old" Capital Securities for "new" Capital Securities having the same terms. The offer and sale of the "new" Capital Securities was registered with the Securities and Exchange Commission under the Securities Act of 1933. The exchange enhanced the transferability of the Capital Securities and did not impact other matters.

   In accordance with a new accounting standard related to variable interest entities implemented in the fourth quarter of 2003, the accounts of the Corporation's wholly owned subsidiary trusts, Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II, are not included in the Corporation's consolidated financial statements. However, the $220 million in trust preferred securities issued by these subsidiary trusts are currently included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. Based on the proposed rule, the Corporation expects to include all of its $220 million in trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes.

Note 8 - Derivative Financial Instruments

   During the first quarter of 2004, the Corporation terminated certain interest rate swaps with a total notional amount of $72.2 million. The swaps were designated as hedging instruments in fair value hedges of certain fixed-rate commercial loans. The cumulative basis adjustment to fair value resulting from the designation of these loans as hedged items totaled $1.4 million upon termination of the swaps. This cumulative basis adjustment will be treated similar to a premium and amortized as an offset to interest income over the expected remaining life of the underlying loans using the effective yield method. The fair value of the swaps, which totaled $1.4 million upon termination, was paid to the respective counterparties in settlement.

   Derivative contracts are written in notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. The notional amounts and estimated fair values of derivative positions outstanding are presented in the following table. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps. The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

	June 30, 2004		December 31, 2003

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$50,074	$(577)	$110,506	$(1,683)
Commercial loan/lease interest rate caps	4,917	103	4,934	140
Interest rate swaps related to subordinated notes	750,000	6,196	900,000	10,063

Non-hedging derivative instruments:
Interest rate swaps	$82,400	$-	$13,811	$(9)

The weighted-average receive and pay interest rates for interest rate swap positions outstanding at June 30, 2004 were as follows:

			Weighted-Average

			Interest	Interest
			Rate	Rate
			Paid	Received

Commercial loan/lease interest rate swaps			4.05%	1.31%
Interest rate swaps related to subordinated notes			2.86	6.88
Non-hedging interest rate swaps			5.24	5.24

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure relating to interest rate swaps was $769 thousand and $493 thousand at June 30, 2004 and December 31, 2003. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted-average shares outstanding for basic earnings per share	51,281	51,307	51,474	51,273
Dilutive effect of stock options and non-vested stock awards	1,441	1,046	1,438	1,007

Weighted-average shares outstanding for diluted earnings per share	52,722	52,353	52,912	52,280

Note 10 - Stock-Based Compensation

   The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2004 and 2003 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income, as reported	$34,118	$34,233	$67,023	$65,103
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	192	110	382	220
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,352)	(1,497)	(2,703)	(3,191)

Pro forma net income	$32,958	$32,846	$64,702	$62,132

Earnings per share:
Basic - as reported	$0.67	$0.67	$1.30	$1.27
Basic - pro forma	0.64	0.64	1.26	1.21

Diluted - as reported	0.65	0.65	1.27	1.25
Diluted - pro forma	0.63	0.63	1.22	1.19

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

Note 11 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004 `	2003	2004	2003

Expected return on plan assets, net of expenses	$(1,580)	$(1,355)	$(3,160)	$(2,711)
Interest cost on projected benefit obligation	1,665	1,642	3,329	3,285
Net amortization and deferral	466	491	932	982

Net periodic benefit cost	$551	$778	$1,101	$1,556

Contributions to the qualified defined pension plan totaled $3.1 million through June 30, 2004. The Corporation currently expects to contribute an additional $2.8 million to this plan during the remainder of 2004. The Corporation's non-qualified defined benefit pension plan is not funded.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during any of the reported periods.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Current income tax expense	$16,576	$19,024	$32,372	$32,955
Deferred income tax expense (benefit)	(315)	(2,990)	(392)	(2,315)

Income tax expense as reported	$16,261	$16,034	$31,980	$30,640

Effective tax rate	32.3%	31.9%	32.3%	32.0%

   Net deferred tax assets totaled $60.7 million at June 30, 2004 and $33.3 million at December 31, 2003. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

Note 13 - Operating Segments

   The Corporation has two reportable operating segments, Banking and the Financial Management Group (FMG), that are delineated by the products and services that each segment offers. Banking includes both commercial and consumer banking services, Frost Insurance Agency, Inc. and Frost Securities, Inc. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:

Three months ended:
June 30, 2004	$122,470	$17,486	$(2,378)	$137,578
June 30, 2003	119,781	15,633	(1,485)	133,929

Six months ended:
June 30, 2004	$243,676	$34,262	$(4,639)	$273,299
June 30, 2003	237,181	30,099	(3,204)	264,076

Net income (loss):

Three months ended:
June 30, 2004	$33,062	$2,895	$(1,839)	$34,118
June 30, 2003	32,814	2,254	(835)	34,233

Six months ended:
June 30, 2004	$64,881	$5,395	$(3,253)	$67,023
June 30, 2003	63,476	3,464	(1,837)	65,103

Note 14 - New Accounting Standards

   SEC Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Corporation's financial statements.

   American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Corporation beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Corporation's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2003, included in the 2003 Form 10-K. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004 or any future period.

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

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services.
w	Changes in consumer spending, borrowings and savings habits by users.
w	Technological changes.
w	Acquisitions and the integration of acquired businesses.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial holding companies.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
w	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters.
w	Changes in the Corporation's organization, compensation and benefit plans.
w	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.
w	Greater than expected costs or difficulties related to the integration of new lines of business.
w	The Corporation's success at managing the risks involved in the foregoing items.

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

Overview

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2004	2004	2003	2004	2003

Taxable-equivalent net interest income	$82,576	$79,691	$79,971	$162,267	$159,383
Taxable-equivalent adjustment	1,334	1,359	1,302	2,693	2,605

Net interest income, as reported	81,242	78,332	78,669	159,574	156,778
Provision for possible loan losses	2,000	500	3,446	2,500	7,046

Net interest income after provision for possible loan losses	79,242	77,832	75,223	157,074	149,732
Non-interest income	56,336	57,389	55,260	113,725	107,298
Non-interest expense	85,199	86,597	80,216	171,796	161,287

Income before income taxes	50,379	48,624	50,267	99,003	95,743
Income taxes	16,261	15,719	16,034	31,980	30,640

Net income	$34,118	$32,905	$34,233	$67,023	$65,103

Net income per share - basic	$0.67	$0.64	$0.67	$1.30	$1.27
Net income per share - diluted	0.65	0.62	0.65	1.27	1.25
Dividends per share	0.265	0.24	0.24	0.505	0.46

Return on average assets	1.43%	1.42%	1.41%	1.42%	1.37%
Return on average equity	18.11	16.89	18.72	17.49	18.19

   Net income for the three months ended June 30, 2004 decreased $115 thousand or 0.3% while net income for the six months ended June 30, 2004 increased $1.9 million, or 2.9%, compared to the same periods in 2003. The decrease from the comparable three-month period was the result of a $5.0 million increase in non-interest expense and a $227 thousand increase in income taxes mostly offset by a $2.6 million increase in net interest income, a $1.4 million decrease in the provision for possible loan losses and a $1.1 million increase in non-interest income. The increase from the comparable six-month period was the result of a $6.4 million increase in non-interest income, a $4.5 million decrease in the provision for possible loan losses and a $2.8 million increase in net interest income partly offset by a $10.5 million increase in non-interest expense and a $1.3 million increase in income taxes.

   Net income for the second quarter of 2004 increased $1.2 million, or 3.7%, from the first quarter of 2004. The increase was the result of a $2.9 million increase in net interest income and a $1.4 million decrease in non-interest expense offset by a $1.5 million increase in the provision for possible loan losses, a $1.1 million decrease in non-interest income and a $542 thousand increase in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 58.4% of total revenue during the first half of 2004. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The general market rates of interest, including the deposit and loan rates offered by many financial institutions, are influenced by the Federal Reserve. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2003 at 4.25% and decreased 25 basis points to 4.00% at the end of the second quarter of 2003. The prime interest rate increased 25 basis points to 4.25% on June 30, 2004. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2003 at 1.25% and decreasing 25 basis points in the second quarter of 2003 to 1.00%. The federal funds rate increased by 25 basis points to 1.25% on June 30, 2004.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin. However, in a sustained declining or low interest rate environment, such as the interest rate environment experienced since early 2001, the Corporation experiences compression of its net interest margin. This compression results from resistance to further reductions in interest rates paid on the Corporation's low cost deposit base, which results in a disproportionately larger decrease in the yields on earning assets. As noted above, however, the prime interest rate and the federal funds rate increased 25 basis points on June 30, 2004. These interest rate increases are expected to have a positive impact on the Corporation's net interest income and net interest margin. Further analysis of the components of the Corporation's net interest margin is presented below.

   The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to average volume or average interest rate change in proportion to the absolute amounts of the change in each. The comparisons between the first six months of 2004 and 2003 include an additional change factor that shows the effect of the difference in the number of days in each period, as further discussed below.

	Second Quarter	Second Quarter	First Six Months
	2004 vs.	2004 vs.	2004 vs.
	Second Quarter	First Quarter	First Six Months
	2003	2004	2003

Due to changes in average volumes	$1,267	$3,061	$1,763
Due to changes in average interest rates	1,338	(176)	229
Due to difference in the number days in each of the comparable periods	-	-	892

Total change	$2,605	$2,885	$2,884

   Taxable-equivalent net interest income for the three and six months ended June 30, 2004 increased $2.6 million, or 3.3%, and $2.9 million, or 1.8%, compared to the same periods in 2003. The increase in taxable-equivalent net interest income during the three months ended June 30, 2004 compared to the same period 2003 was primarily due to the combined effect of a $136.2 million increase in the average volume of earning assets and a 7 basis point increase in the net interest margin. The first six months of 2004 included an extra day's net interest income of $892 thousand related to 2004 being a leap year. Excluding the impact of this extra day, net interest income would have increased $2.0 million during the six months ended June 30, 2004 compared to the same period in 2003. This effective increase in taxable-equivalent net interest income was primarily due to the combined effect of a $152.8 million increase in the average volume of earning assets and a 1 basis point increase in the net interest margin.

   Taxable-equivalent net interest income for the second quarter of 2004 increased $2.9 million, or 3.6%, compared to the first quarter of 2004. The increase was primarily due to the effect of a $271.8 million increase in the average volume of earning assets partly offset by the effect of a 1 basis point decrease in the net interest margin.

   The Corporation has utilized dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a "similar" security rather than the identical security initially sold. The Corporation funded investments in federal funds sold and resell agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation was able to capitalize on the spread between the yield earned on federal funds sold and resell agreements and the cost of the dollar-roll repurchase agreements. The spread had a positive effect on the dollar amount of net interest income, which increased by approximately $357 thousand and $3.2 million during the first six months of 2004 and 2003, respectively, as a result of the dollar-roll transactions. However, because the funds were invested in lower yielding federal funds sold and resell agreements, the dollar-roll transactions had a negative impact on the Corporation's net interest margin. During 2004, the Corporation was not a party to any dollar-roll repurchase agreement transactions until the second quarter. Furthermore, the average volume of dollar roll transactions in 2004 has been significantly less than was the case in 2003. As a result, the average volume of federal funds sold and resell agreements during the six months ended June 30, 2004 decreased $478.6 million, or 55.1%. The decline in the relative proportion of these short-term investments to total average earning assets during 2004 helped mitigate a portion of the impact of declining yields on earning assets. The average yield on earning assets decreased from 4.79% for the first six months of 2003 to 4.69% for the first six months of 2004. Over the same time frame, the average cost of interest-bearing liabilities decreased from 1.06% in 2003 to 0.94% in 2004. As a result of these changes, the Corporation's net interest margin increased from 4.02% for the first six months of 2003 to 4.03% for the first six months of 2004.

   As discussed above, the Corporation experienced a significant decline in the average volume of federal funds sold and resell agreements mainly due to the reduction of dollar-roll transactions. The average volume of U.S. government agency securities increased $450.8 million during the first six months of 2004 compared to the same period in 2003 and had an average yield of 4.62% in 2004 compared to 4.96% in 2003. The average volume of loans, the Corporation's primary category of earning assets, increased $216.5 million during the first six months of 2004 compared to the same period in 2003 and had an average yield of 4.95% in 2004 compared to 5.35% in 2003. This growth, combined with the shift in the relative proportion of interest-earning assets to higher yielding loans and securities from federal funds sold and resell agreements, helped to mitigate the negative effect of lower overall yields on earning assets on the Corporation's net interest margin.

   Funding for the growth in earning assets was provided by an increase in average deposits. Average deposits increased $202.0 million during the first six months of 2004 compared to the same period in 2003. This increase was primarily related to interest-bearing deposits. Accordingly, the ratio of average interest-bearing deposits to total average deposits increased to 62.0% for the first six months of 2004 from 59.9% for the same period in 2003. This change in proportions partly offset the positive impact of the general decline in market rates on the Corporation's cost of funds. The average cost of interest-bearing deposits and total deposits was 0.70% and 0.43% during the first six months of 2004 and 0.94% and 0.56% during the first six months of 2003. Aside from the general decline in market rates, the decline in the average cost of interest-bearing deposits was also partly the result a shift in the relative proportion of interest-bearing deposits to lower-cost savings, interest checking and money market accounts from higher-cost time deposits.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.75% during the first six months of 2004 compared to 3.73% during the first six months of 2003. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

   The Corporation's hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. The Corporation primarily uses these derivatives to effectively convert fixed-rate loans and debt obligations to variable-rate. Details of the Corporation's derivative holdings as of June 30, 2004 are set forth in Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. A discussion of the effects of changing interest rates on the Corporation's derivative holdings and the related impact on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $2.0 million and $2.5 million during the three and six months ended June 30, 2004 compared to $3.4 million and $7.0 million during the three and six months ended June 30, 2003 and $500 thousand during the first quarter of 2004. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2004	2004	2003	2004	2003

Trust fees	$13,704	$13,107	$12,206	$26,811	$23,071
Service charges on deposit accounts	22,468	21,683	21,752	44,151	42,856
Insurance commissions and fees	6,234	10,163	6,641	16,397	15,472
Other charges, commissions and fees	4,952	4,309	4,440	9,261	8,089
Net loss on securities transactions	-	(1,739)	-	(1,739)	-
Other	8,978	9,866	10,221	18,844	17,810

Total	$56,336	$57,389	$55,260	$113,725	$107,298

   Total non-interest income for the second quarter of 2004 increased $1.1 million, or 2.0%, from the second quarter of 2003 and decreased $1.1 million, or 1.8%, from the first quarter 2004. Total non-interest income for the six months ended June 30, 2004 increased $6.4 million, or 6.0%, from the same period in 2003. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and six months ended June 30, 2004 increased $1.5 million, or 12.3%, and $3.7 million, or 16.2%, compared to the same periods in 2003. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first half of 2004. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees.

   The increase in trust fee income during the three months ended June 30, 2004 was primarily the result of increases in investment fees (up $917 thousand), custody fees (up $153 thousand), financial consulting fees (up $147 thousand), tax fees (up $104 thousand), and oil and gas trust management fees (up $96 thousand). The increase in trust fee income during the six months ended June 30, 2004 was primarily the result of increases in investment fees (up $2.5 million), custody fees (up $403 thousand), oil and gas trust management fees (up $239 thousand), financial consulting fees (up $197 thousand), tax fees (up $160 thousand), and estate fees (up $137 thousand). The increase in investment fees was primarily due to better equity market conditions in 2004 compared to 2003 and growth in overall trust assets and the number of trust accounts.

   Trust fee income for the second quarter of 2004 increased $597 thousand, or 4.6%, compared to the first quarter. The increase was primarily due to an increase in tax fees (up $456 thousand) related to the preparation of tax returns for customer trust accounts and oil and gas trust management fees (up $343 thousand) primarily as a result of higher energy prices and increased business activity. Tax fees are primarily seasonal with the majority of such fees recognized during the second quarter. These increases were offset by decreases in estate fees (down $167 thousand) and investment fees (down $132 thousand).

   At June 30, 2004, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (47.6% of trust assets), fixed income securities (36.2% of trust assets) and cash equivalents (11.1% of trust assets). The estimated fair value of trust assets was $14.9 billion (including managed assets of $6.8 billion and custody assets of $8.1 billion) at June 30, 2004, compared to $14.8 billion (including managed assets of $6.6 billion and custody assets of $8.2 billion) at December 31, 2003 and $13.4 billion (including managed assets of $6.2 billion and custody assets of $7.2 billion) at June 30, 2003.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2004 increased $716 thousand, or 3.3%, and $1.3 million, or 3.0%, compared to the same periods in 2003. The increase during the three months ended June 30, 2004 was primarily due to an increase in service charges on commercial accounts (up $913 thousand), an increase in overdraft fees on consumer accounts (up $214 thousand) and an increase in consumer non-sufficient funds charges (up $160 thousand). These increases were partly offset by a decrease in service charges on consumer accounts (down $757 thousand). The increase during the six months ended June 30, 2004 was primarily due to an increase in service charges on commercial accounts (up $1.6 million), an increase in overdraft fees on consumer accounts (up $783 thousand), and an increase in consumer non-sufficient funds charges (up $251 thousand). These increases were partly offset by a decrease in service charges on consumer accounts (down $1.4 million). The increase in service charges on commercial accounts was primarily related to increased treasury management revenues. The increased treasury management revenues resulted primarily from higher levels of billable services as well as a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for more of their services through fees rather than through the use of deposit balances. The increase in overdraft fees on consumer accounts was primarily due to the expanded use of the Corporation's overdraft courtesy product. The decline in service charges on consumer accounts primarily resulted from the reduction of certain maintenance and transaction fees applicable to all types of consumer checking accounts effective October 4, 2003.

   Service charges on deposit accounts for the second quarter of 2004 increased $785 thousand, or 3.6%, compared to the first quarter. The increase was primarily due to an increase in overdraft fees on consumer accounts (up $336 thousand), an increase in service charges on commercial accounts (up $284 thousand) and an increase in consumer non-sufficient funds charges (up $164 thousand).

   Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2004 decreased $407 thousand, or 6.1%, and increased $925 thousand, or 6.0%, compared to the same periods in 2003. The decrease during the three months ended June 30, 2004 is primarily due to lower commission income (down $493 thousand) related to increased competition and elevated market pressure related to the pricing of insurance policies and commission levels. The increase during the six months ended June 30, 2004 was primarily due to an increase in contingent commissions received from various insurance carriers related to the performance of insurance policies previously placed (such commissions are seasonal in nature and are generally received during the first quarter of each year). Contingent commissions increased $815 thousand during the six months ended June 30, 2004 compared to the same period in 2003.

   Insurance commissions and fees for the second quarter of 2004 decreased $3.9 million, or 38.7%, compared to the first quarter. The decrease was primarily due to decreases in contingent commissions (down $2.4 million) and commission income (down $1.5 million). As noted above, contingent commissions are seasonal with the majority of such income recognized during the first quarter of each year. The decrease in commission income is primarily related to normal variation in the timing of renewals and less demand for property and casualty insurance products. As noted above, the Corporation has also experienced increased competition and elevated market pressure related to the pricing of insurance policies and commission levels.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2004 increased $512 thousand, or 11.5%, and $1.2 million, or 14.5%, compared to the same periods in 2003. The increase during the three months ended June 30, 2004 was primarily due to increases in investment banking fees related to corporate advisory services (up $675 thousand) and mutual fund fees (up $248 thousand). These increases were partly offset by a reduction in the accelerated realization of deferred loan fees (down $156 thousand) due to a decline in loan prepayments and a net decrease in various other miscellaneous service charges. The increase during the six months ended June 30, 2004 was primarily due to increases in investment banking fees related to corporate advisory services (up $945 thousand), mutual fund fees (up $574 thousand), letters of credit fees (up $280 thousand) and income associated with the factoring of accounts receivable (up $208 thousand). These increases were partly offset by a reduction in the accelerated realization of deferred loan fees (down $442 thousand) due to a decline in loan prepayments and a net decrease in various other miscellaneous service charges.

   Other service charges and fees for the second quarter of 2004 increased $643 thousand, or 14.9%, compared to the first quarter. The increase was primarily due to an increase in investment banking fees related to corporate advisory services (up $520 thousand).

   Net Loss on Securities Transactions. The Corporation realized a net loss of $1.7 million on the sale of securities with a total amortized cost of $372.3 million during the six months ended June 30, 2004. The net loss was primarily related to $176.3 million of securities sold as a part of a restructuring of the Corporation's securities portfolio during the first quarter. The Corporation expects this restructuring to have a positive impact on future net interest income.

   Other Non-Interest Income. Other non-interest income for the three and six months ended June 30, 2004 decreased $1.2 million, or 12.2% and increased $1.0 million, or 5.8%, respectively, compared to the same periods in 2003. The decrease during the three months ended June 30, 2004 was primarily the result of a decrease in gains realized on student loan sales (down $1.1 million) as fewer loans were sold in 2004, a decrease in gains realized from the sales of assets (down $1.1 million) and a decrease in earnings on the cash surrender value of life insurance policies (down $220 thousand). The impact of these items was partly offset by increases in income from securities trading activities (up $470 thousand), rental income (up $247 thousand), check card income (up $210 thousand) and other miscellaneous income. The increase during the six months ended June 30, 2004 was primarily the result of the recognition of $1.1 million in income related to the termination and settlement of an operational contract along with increases in income from securities trading activities (up $1.0 million), rental income (up $523 thousand) and check card income (up $360 thousand). The impact of these items was partly offset by decreases in gains realized from the sales of assets (down $1.2 million), annuity income (down $504 thousand), gains realized on student loan sales (down $392 thousand) and earnings on the cash surrender value of life insurance policies (down $383 thousand).

   Other non-interest income for the second quarter of 2004 decreased $888 thousand, or 9.0%, compared to the first quarter. The decrease was primarily the result of the aforementioned $1.1 million recognized from the termination and settlement of an operational contract recognized in the first quarter combined with decreases in gains realized on student loan sales (down $243 thousand) and income from securities trading activities (down $124 thousand). The impact of these items was partly offset by increases in check card income (up $256 thousand) and royalty income from mineral interests (up $194 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2004	2004	2003	2004	2003

Salaries and wages	$38,855	$38,760	$35,523	$77,615	$72,020
Employee benefits	9,592	11,484	9,420	21,076	20,011
Net occupancy	7,364	7,330	7,372	14,694	14,442
Furniture and equipment	5,661	5,449	5,395	11,110	10,854
Intangible amortization	1,287	1,404	1,380	2,691	3,065
Other	22,440	22,170	21,126	44,610	40,895

Total	$85,199	$86,597	$80,216	$171,796	$161,287

   Total non-interest expense for the three months ended June 30, 2004 increased $5.0 million, or 6.2%, compared to the same period in 2003 and decreased $1.4 million, or 1.6%, compared to the first quarter of 2004. Total non-interest expense for the six months ended June 30, 2004 increased $10.5 million, or 6.5%, from the same period in 2003. Changes in the components of non-interest income are discussed below.

   Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2004 increased $3.3 million, or 9.4%, and $5.6 million, or 7.8%, compared to the same periods in 2003. The increases were primarily related to salary increases, both merit-based and market-driven, and increases in headcount. In addition, the increased commissions related to higher insurance revenues during the first quarter of 2004 made up part of the increase from the comparable six-month period in 2003. Salaries and wages for the second quarter of 2004 were not significantly different from the first quarter.

   Employee Benefits. Employee benefits for the three and six months ended June 30, 2004 increased $172 thousand, or 1.8%, and $1.1 million, or 5.3%, compared to the same periods in 2003. The increase for the three month period ended June 30, 2004 was primarily related to increases in medical insurance expense (up $206 thousand) and payroll taxes (up $185 thousand) partly offset by a decrease in retirement and profit sharing plan expenses (down $291 thousand). The increase during the six months ended June 30, 2004 was primarily due to increases in payroll taxes (up $585 thousand) and medical insurance expense (up $399 thousand) partly offset by a decrease in retirement and profit sharing plan expenses (down $115 thousand).

   Employee benefits for the second quarter of 2004 decreased $1.9 million, or 16.5%, compared to the first quarter primarily due to decreases in payroll taxes (down $1.1 million) and retirement and profit sharing plan expenses (down $734 thousand).

The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to incentive compensation payments.

   Net Occupancy. Net occupancy expense for the three months ended June 30, 2004 did not significantly fluctuate from the comparable period in 2003 and the first quarter of 2004. Similarly, net occupancy expense for the six months ended June 30, 2004 did not significantly fluctuate from the comparable period in 2003, increasing only $252 thousand, or 1.7%. During the six months ended June 30, 2004 compared 2003, increases in other professional expenses (up $128 thousand), property taxes (up $115 thousand) and maintenance expense (up $103 thousand) along with reduced rental income (down $177 thousand) were mostly offset by a decrease in depreciation expense related to leasehold improvements (down $419 thousand).

   Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2004 increased $266 thousand, or 4.9%, and $256 thousand, or 2.4%, compared to the same periods in 2003. The increase for the three months ended June 30, 2004 was primarily related to increases in service contract expense (up $258 thousand) and software maintenance (up $132 thousand) partly offset by a decrease in repairs expense (down $124 thousand). The increase during the six months ended June 30, 2004 was primarily due to increases in software maintenance (up $366 thousand) and depreciation expense related to furniture and fixtures (up $102 thousand) partly offset by a decrease in equipment rental expense (down $116 thousand) and repairs expense (down $113 thousand). Furniture and equipment expense for the second quarter of 2004 increased $212 thousand, or 3.9%, compared to the first quarter primarily due to increases in service contract expense (up $171 thousand).

   Intangible Amortization. Intangible amortization for the three and six months ended June 30, 2004 decreased $93 thousand, or 6.7%, and $374 thousand, or 12.2%, compared to the same periods in 2003. Intangible amortization for the second quarter of 2004 decreased $117 thousand, or 8.3%, compared to the first quarter. The decreases were primarily related to the completion of the amortization of certain intangible assets.

   Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2004 increased $1.3 million, or 6.2%, and $3.7 million, or 9.1%, compared to the same periods in 2003. Significant components of the increase during three months ended June 30, 2004 included increases in advertising/promotional expenses (up $731 thousand), insurance expense related to director and officer liability policies (up $485 thousand) and expenses related to property leased to customers (up $206 thousand). Significant components of the increase during six months ended June 30, 2004 included increases in advertising/promotional expenses (up $1.3 million), insurance expense related to director and officer liability policies (up $968 thousand), expenses related to property leased to customers (up $414 thousand), Federal Reserve service charges (up $215 thousand) and business development expense (up $206 thousand).

   Other non-interest expense for the second quarter of 2004 increased $270 thousand, or 1.2%, compared to the first quarter primarily due to increases in advertising/promotional expenses (up $545 thousand) and professional services expense (up $171 thousand). The impact of these items was partly offset by decreases in various components of other non-interest expense.

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

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2004	2004	2003	2004	2003

Banking	$33,062	$31,819	$32,814	$64,881	$63,476
Financial Management Group	2,895	2,500	2,254	5,395	3,464
Non-Banks	(1,839)	(1,414)	(835)	(3,253)	(1,837)

Consolidated net income	$34,118	$32,905	$34,233	$67,023	$65,103

Banking

   Net income for the three and six months ended June 30, 2004 increased $248 thousand, or 0.8%, and $1.4 million, or 2.2%, compared to the same periods in 2003. The increase during the three months ended June 30, 2004 resulted primarily from a $3.1 million increase in net interest income and a $1.4 million decrease in the provision for possible loan losses. The impact of these items was partly offset by a $4.3 million increase in non-interest expense. The increase during the six months ended June 30, 2004 resulted primarily from a $4.5 million decrease in the provision for possible loan losses, a $3.7 million increase in net-interest income and a $2.8 million increase in non-interest income. The impact of these items was partly offset by a $9.3 million increase in non-interest expense.

   Net interest income for the three and six months ended June 30, 2004 increased $3.1 million, or 3.9%, and $3.7 million, or 2.3%, compared to the same periods in 2003. The increases resulted from the positive impact of increases in the average volume of earning assets and the net interest margin. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and six months ended June 30, 2004 totaled $2.0 million and $2.5 million compared to $3.4 million and $7.0 million for the same periods in 2003. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three and six months ended June 30, 2004 decreased $455 thousand, or 1.1%, and increased $2.8 million, or 3.6%, compared to the same periods in 2003. The decrease for the three months ended June 30, 2004 was primarily related to decreases in other income and insurance commissions and fees partly offset by increases in service charges on deposit accounts and other service charges. The increase during the six months ended June 30, 2004 was primarily due to increases in other income, service charges on deposit accounts, insurance commissions and fees and other service charges partly offset by losses on securities transactions. See the analysis of service charges on deposit accounts, and other service charges, insurance commissions and other income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and six months ended June 30, 2004 increased $4.3 million, or 6.4%, and $9.3 million, or 6.9%, compared to the same periods in 2003. The increases were primarily related to increases in salaries and wages, employee benefits and other non-interest expense. Combined, salaries and wages and employee benefits during the first half of 2004 increased $5.5 million from the comparable period in 2003. The increases were primarily the result of merit-based and market-driven salary increases, increased commissions related to insurance revenues, increased headcount, increased payroll taxes and increased retirement and profit sharing plan expenses. The increase in other non-interest expense was primarily due to increases in advertising/promotional expense and insurance expense related to director and officer liability policies, among other things.

   Frost Insurance Agency, which is included in the Banking segment, had gross revenues of $6.3 million and $16.6 million during the three and six months ended June 30, 2004 compared to $6.7 million and $15.6 million during the same periods in 2003. Insurance commissions were the largest component of these revenues, decreasing $432 thousand, or 6.5%, during the three months ended June 30, 2004, and increasing $948 thousand, or 6.1%, during the six months ended June 30, 2004 compared to the same periods in 2003. The decrease during the three months ended June 30, 2004 was primarily related to increased competition and to elevated market pressure related to the pricing of insurance policies and commission levels. The increase during the six months ended June 30, 2004 was primarily due to an increase in contingent commissions received from various insurance carriers related to the performance of insurance policies previously placed (such commissions are seasonal in nature and are generally received during the first quarter of each year).

Financial Management Group (FMG)

   Net income for the three and six months ended June 30, 2004 increased $641 thousand, or 28.4%, and $1.9 million, or 55.7%, compared to the same periods in 2003. The increase during the three months ended June 30, 2004 was primarily due to a $1.5 million increase in non-interest income and a $306 thousand increase in net interest income offset by a $868 thousand increase in non-interest expense and a $345 thousand increase in income taxes. The increase during the six months ended June 30, 2004 was primarily due to a $3.8 million increase in non-interest income offset by a $1.2 million increase in non-interest expense and a $1.0 million increase in income taxes.

   Non-interest income for the three and six months ended June 30, 2004 increased $1.5 million, or 10.4%, and $3.8 million, or 13.2%, compared to the same periods in 2003. The increase during the three months ended June 30, 2004 was primarily due to increases in trust fees (up $1.5 million) and other service charges (up $182 thousand) partly offset by a decrease in other income (down $153 thousand). The increase during the six months ended June 30, 2004 was primarily due to increases in trust fees (up $3.8 million) and other service charges (up $412 thousand) partly offset by a decrease in other income (down $457 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first six months of 2004 and 2003. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees during the three and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to better equity market conditions in 2004 compared to 2003 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increase in service charges over the comparable three- and six-month periods compared to 2003 was primarily due to increases in mutual fund fees partly offset by declines in money market fees. The decrease in other non-interest income over the comparable three- and six-month periods compared to 2003 was primarily due to declines in income from sales of annuity products.

   Non-interest expense for the three and six months ended June 30, 2004 increased $868 thousand, or 7.1%, and $1.2 million, or 4.8%, compared to the same periods in 2003. The increases were primarily due to increases in salaries and wages, employee benefits and other non-interest expense.

Non-Banks

   The net loss for the Non-Banks segment increased $1.0 million and $1.4 million during the three and six months ended June 30, 2004 compared to the same periods in 2003. The higher losses resulted from decreases in net interest income during 2004. The decrease in net interest income resulted from the added interest cost of the junior subordinated deferrable interest debentures issued during the first quarter, the proceeds of which were deposited in a demand account at Frost Bank.

Income Taxes

   The Corporation recognized income tax expense for the three and six months ended June 30, 2004 of $16.3 million, for an effective rate of 32.3%, and $32.0 million, for an effective rate of 32.3%, compared to $16.0 million, for an effective rate of 31.9%, and $30.6 million, for an effective rate of 32.0%, for the three and six months ended June 30, 2003. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $9.5 billion for the six months ended June 30, 2004 representing a decrease of $116.6 million, or 1.2%, compared to average assets for the same period in 2003. The decrease was reflected in non-earning assets, which included a $265.5 million decrease in average cash and due from banks. Average earning assets increased $152.8 million, or 1.9%, during the first half of 2004 compared to the same period in 2003. The growth was primarily in securities, which increased $418.2 million, the majority of which was securities issued by various agencies and corporations of the U.S. government. Average loans for the first half of 2004 totaled $4.7 billion, an increase of $216.5 million, or 4.8%, from the same period in 2003. Average federal funds sold and resell agreements for the first half of 2004 decreased $478.6 million, or 55.1%, from the same period in 2003. The decrease in average federal funds sold and resell agreements was primarily the result of the Corporation's reduced use of dollar-roll transactions. See the analysis of dollar-roll transactions under the section captioned "Net Interest Income" included elsewhere in this discussion. Total deposits averaged $7.7 billion for the first half of 2004, increasing $202.0 million, or 2.7%, compared to the same period in 2003. The growth in average deposits was primarily in interest-bearing accounts, which increased from 59.9% of average total deposits in 2003 to 62.0% of average total deposits in 2004.

Loans

Loans were as follows as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2004	2004	2003	2003

Commercial and industrial	$2,352,445	$2,272,484	$2,196,223	$2,108,656
Real estate:
Construction:
Commercial	350,594	359,510	349,152	359,651
Consumer	26,728	24,115	23,399	35,349
Land:
Commercial	196,788	192,353	178,022	153,562
Consumer	4,724	5,845	5,169	5,553
Commercial real estate mortgages	1,153,801	1,154,518	1,102,138	1,072,496
1-4 family residential mortgages	96,058	105,769	113,756	145,714
Other consumer real estate	335,400	305,075	292,255	276,729

Total real estate	2,164,093	2,147,185	2,063,891	2,049,054

Consumer:
Indirect	5,217	6,600	8,358	14,849
Other	294,718	301,861	304,453	272,327
Other	7,386	8,739	28,962	24,365
Unearned discount	(10,801)	(10,606)	(11,141)	(7,700)

Total	$4,813,058	$4,726,263	$4,590,746	$4,461,551

   Loans totaled $4.8 billion at June 30, 2004, an increase of $222.3 million, or 4.8%, compared to December 31, 2003. Excluding shared national credits purchased ("SNCs"), 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $208.3 million, or 4.9%, from December 31, 2003. SNCs, which are discussed further below, are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and, as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale.

   At June 30, 2004, the majority of the loan portfolio was comprised of commercial and industrial loans, which totaled $2.4 billion, or 48.9% of total loans, and real estate loans, which totaled $2.2 billion, or 45.0% of total loans. The real estate total includes both commercial and consumer balances.

   Excluding SNCs, commercial and industrial loans increased 5.8% from $2.0 billion at December 31, 2003 to $2.1 billion at June 30, 2004. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios. At June 30, 2004, commercial leases totaled $82.2 million and asset-based loans totaled $42.2 million compared to $77.9 million and $36.7 million at December 31, 2003.

   The Corporation's SNC portfolio totaled $214.6 million at June 30, 2004, increasing $38.6 million, or 21.9%, from $176.0 million at December 31, 2003. New SNC relationships originated during 2004 made up approximately $45.5 million of the total SNC portfolio at June 30, 2004. At June 30, 2004, 51.1% of outstanding SNCs were related to the energy industry, 17.0% of outstanding SNCs were related to the beer and liquor distribution industry and 13.9% were related to the restaurant industry. The remaining SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total SNC portfolio. Additionally, almost all of the outstanding balance of SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management and an existing banking relationship or the expectation of broadening the relationship with other banking products and services.

   Real estate loans totaled $2.2 billion at June 30, 2004 increasing $100.2 million, or 4.9%, compared to December 31, 2003. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $117.9 million, or 6.0%, from December 31, 2003. Commercial real estate loans totaled $1.7 billion at June 30, 2004 and represented 78.6% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2004, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, totaled $762.8 million at June 30, 2004, increasing $15.5 million, or 2.1%, from December 31, 2003. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $40.0 million, or 7.1%, from December 31, 2003. This growth was primarily in home equity loans and home equity lines of credit. The Corporation began originating home equity lines of credit during the fourth quarter of 2003 after the Texas constitution was amended to permit such loans.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

	June 30,	March 31,	December 31,	June 30,
	2004	2004	2003	2003

Consumer real estate:
Construction	$26,728	$24,115	$23,399	$35,349
Land	4,724	5,845	5,169	5,553
Other consumer real estate	335,400	305,075	292,255	276,729

Total real estate	366,852	335,035	320,823	317,631

Consumer non-real estate	294,718	301,861	304,453	272,327
Indirect	5,217	6,600	8,358	14,849
1-4 family residential mortgages	96,058	105,769	113,756	145,714

Total	$762,845	$749,265	$747,390	$750,521

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, student loans and other similar types of credit facilities. Consumer non-real estate loans decreased $9.7 million, or 3.2%, from December 31, 2003. Excluding student loans, consumer non-real estate loans decreased $6.0 million, or 2.4%, from December 31, 2003. The Corporation sold $26.5 million of student loans and had net originations of $22.8 million during the first six months of 2004.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2000. At June 30, 2004, the majority of the portfolio was comprised of purchased home improvement and home equity loans as well as new and used automobile loans. The portfolio is not expected to completely pay off before December 31, 2004 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time.

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

	June 30,	March 31,	December 31,	June 30,
	2004	2004	2003	2003

Non-accrual loans:
Commercial and industrial	$29,854	$33,184	$35,914	$15,655
Real estate	10,467	11,506	10,766	18,968
Consumer and other	725	725	771	2,530

Total non-accrual loans	41,046	45,415	47,451	37,153

Foreclosed assets:
Real estate	5,138	4,872	5,054	6,360
Other	14	3	289	43

Total foreclosed assets	5,152	4,875	5,343	6,403

Total non-performing assets	$46,198	$50,290	$52,794	$43,556

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.96%	1.06%	1.15%	0.97%
Total assets	0.48	0.50	0.55	0.43

Accruing past due loans:
30 to 89 days past due	$26,773	$18,249	$24,419	$29,473
90 or more days past due	4,513	9,705	14,462	6,853

Total accruing loans past due	$31,286	$27,954	$38,881	$36,326

Accruing past due loans as a percentage of total loans:
30 to 89 days past due	0.56%	0.39%	0.53%	0.66%
90 or more days past due	0.09	0.20	0.32	0.15

	0.65%	0.59%	0.85%	0.81%

Non-performing assets at June 30, 2004 decreased 12.5% from December 31, 2003. The decrease was primarily related to a decline in non-accrual commercial and industrial loans.

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2004, the Corporation had $4.2 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. The balance is made up of three credit relationships. Approximately 76% of the balance is related to a customer in the hotel industry. Weakness in these companies' operating performance (including reduced occupancy rates for the customer in the hotel industry) combined with a slowdown in certain business sectors has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $373 thousand and $791 thousand for the three and six months ended June 30, 2004, compared to $378 thousand and $784 thousand for the same periods in 2003.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2004	2004	2003	2004	2003

Balance at beginning of period	$82,587	$83,501	$83,410	$83,501	$82,584

Provision for possible loan losses	2,000	500	3,446	2,500	7,046

Charge-offs:
Commercial and industrial	(2,555)	(3,749)	(3,699)	(6,304)	(6,693)
Real estate	(1,537)	(168)	(59)	(1,705)	(369)
Consumer and other	(1,205)	(1,007)	(862)	(2,212)	(1,490)

Total charge-offs	(5,297)	(4,924)	(4,620)	(10,221)	(8,552)

Recoveries:
Commercial and industrial	583	2,852	727	3,435	1,511
Real estate	21	71	101	92	127
Consumer and other	591	587	346	1,178	694

Total recoveries	1,195	3,510	1,174	4,705	2,332

Net charge-offs	(4,102)	(1,414)	(3,446)	(5,516)	(6,220)

Balance at end of period	$80,485	$82,587	$83,410	$80,485	$83,410

Ratio of allowance for possible loan losses to:
Total loans	1.67%	1.75%	1.87%	1.67%	1.87%
Non-accrual loans	196.08	181.85	224.50	196.08	224.50
Ratio of net charge-offs to average total loans	0.34	0.12	0.31	0.23	0.28

   The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses totaled $2.0 million and $2.5 million during the three and six months ended June 30, 2004, decreasing $1.4 million and $4.5 million from the same periods in 2003 and increasing $2.0 million from the first quarter of 2004. Higher provisions were considered necessary during 2003 due to the relative economic conditions prevailing at the time. The decrease in the provision during 2004 reflects the fact that the Corporation has experienced positive trends in several important credit quality measures including the levels of non-performing assets, past due loans, criticized assets and loan charge-offs. The effect of improved credit quality on the amount of the provision for possible loan losses was partially offset by the impact of overall growth in the loan portfolio. The ratio of allowance for possible loan losses to total loans at June 30, 2004 decreased 15 basis points from December 31, 2003 primarily due to the increase in loan volume and the recognition of net loan charge-offs in excess of provisions for possible loan losses during the period. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses. The increase in provision during the second quarter of 2004 compared to the preceding quarter was primarily due to the higher level of charge-offs in the second quarter.

Capital and Liquidity

   Capital. At June 30, 2004, shareholders' equity totaled $742.3 million compared to $770.0 million at December 31, 2003 and $749.8 million at June 30, 2003. In addition to net income of $67.0 million, other significant changes in shareholders' equity during the first half of 2004 included $35.9 million in treasury stock purchases, $26.1 million of dividends paid and $12.7 million in proceeds from stock option exercises and the related tax benefits of $4.3 million. The accumulated other comprehensive loss component of shareholders' equity totaled $42.2 million at June 30, 2004 compared to accumulated other comprehensive income of $8.1 million at December 31, 2003 and $32.4 million at June 30, 2003. These fluctuations primarily resulted from changes in the fair value of securities available for sale, net of taxes. Under regulatory requirements, the net unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.24 and $0.265 per common share during the first and second quarters of 2004 and quarterly dividends of $0.22  and $0.24 per common share in the first and second quarters of 2003. This equates to dividend payout ratios of 38.0% and 40.0% for the first and second quarters of 2004 and 36.6% and 36.1% for the first and second quarters of 2003.

   The Corporation currently maintains two stock repurchase plans authorized by the Corporation's board of directors. The plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under the plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation's board of directors approved the first of the two stock repurchase plans on October 23, 2003. This plan authorizes the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 at various prices in the open market or through private transactions. Under the plan, during the six months ended June 30, 2004, the Corporation repurchased 851.8 thousand shares at a cost of $35.9 million, all of which occurred during the first quarter. Since the inception of the plan through June 30, 2004, the Corporation has repurchased a total of 1.1 million shares at a cost of $46.7 million. The Corporation's board of directors approved the other stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 at various prices in the open market or through private transactions. As of June 30, 2004, no shares had been repurchased under this plan. Additional details related to the Corporation's stock repurchases are presented in Part II, Item 2 - Changes in Securities and Use of Proceeds, included elsewhere in this report.

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

   Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and federal funds sold and resell agreements.

   Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in the Corporation's natural trade area that maintain accounts with and sell federal funds to Frost Bank, as well as federal funds purchased and repurchase agreements from upstream banks.

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by Frost Bank. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent Frost Bank from paying normal dividends to Cullen/Frost. At June 30, 2004, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $174.3 million. Cullen/Frost also had outside funding sources available including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at June 30, 2004.

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

   The Corporation's operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's tangible book value and net income per common share may occur in connection with any future transaction.

Recently Issued Accounting Pronouncements

See Note 14 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation's financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	June 30, 2004			June 30, 2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,499	$27	0.82%	$9,827	$65	1.35%
Securities:
U.S. Treasury	-	-	-	40,900	239	1.18
U.S. Government agencies and corporations	2,764,066	63,248	4.62	2,313,279	57,358	4.96
States and political subdivisions
Tax-exempt	208,017	6,855	6.86	200,320	6,609	6.60
Taxable	694	24	7.03	1,780	59	6.59
Other	37,609	518	2.76	35,922	644	3.59

Total securities	3,010,386	70,645	4.75	2,592,201	64,909	5.01
Federal funds sold and resell agreements	389,891	2,085	1.06	868,471	5,488	1.26
Loans, net of unearned discounts	4,711,253	116,029	4.95	4,494,725	119,289	5.35

Total Earning Assets and Average Rate Earned	8,118,029	188,786	4.69	7,965,224	189,751	4.79
Cash and due from banks	834,242			1,099,763
Allowance for possible loan losses	(83,897)			(83,458)
Premises and equipment	168,726			169,712
Accrued interest and other assets	433,263			435,720

Total Assets	$9,470,363			$9,586,961

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,278,301			$2,044,420
Correspondent banks	578,927			887,737
Public funds	52,576			54,123

Total non-interest-bearing demand deposits	2,909,804			2,986,280
Interest-bearing deposits:
Savings and interest checking	1,153,908	402	0.07	1,025,979	533	0.10
Money market deposit accounts	2,350,142	10,001	0.86	2,058,118	11,077	1.09
Time accounts	881,048	4,648	1.06	1,045,520	7,337	1.42
Public funds	361,719	1,417	0.79	338,692	1,837	1.09

Total interest-bearing deposits	4,746,817	16,468	0.70	4,468,309	20,784	0.94

Total deposits	7,656,621			7,454,589
Federal funds purchased and repurchase agreements	552,132	2,106	0.75	984,603	2,575	0.52
Junior subordinated deferrable interest debentures	197,577	5,685	5.76	103,093	4,368	8.47
Subordinated notes payable and other notes	150,000	2,225	2.98	150,607	2,406	3.22
Federal Home Loan Bank advances	1,278	35	5.46	13,560	235	3.50

Total Interest-Bearing Funds and Average
Rate Paid	5,647,804	26,519	0.94	5,720,172	30,368	1.06

Accrued interest and other liabilities	142,015			158,678

Total Liabilities	8,699,623			8,865,130
Shareholders' Equity	770,741			721,831

Total Liabilities and Shareholders' Equity	$9,470,363			$9,586,961

Net interest income		$162,267			$159,383

Net interest spread			3.75%			3.73%

Net interest income to total average earning assets			4.03%			4.02%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2004			March 31, 2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$7,599	$17	0.88%	$5,399	$10	0.74%
Securities:
U.S. Treasury	-	-	-	-	-	-
U.S. Government agencies and corporations	2,807,292	32,074	4.58	2,720,840	31,174	4.66
States and political subdivisions
Tax-exempt	208,880	3,372	6.64	207,154	3,483	7.08
Taxable	485	8	7.02	904	15	7.03
Other	36,172	252	2.78	39,046	267	2.73

Total securities	3,052,829	35,706	4.70	2,967,944	34,939	4.79
Federal funds sold and resell agreements	401,198	1,087	1.07	378,585	998	1.04
Loans, net of unearned discounts	4,792,287	59,286	4.98	4,630,218	56,743	4.93

Total Earning Assets and Average Rate Earned	8,253,913	96,096	4.68	7,982,146	92,690	4.69
Cash and due from banks	836,718			831,764
Allowance for possible loan losses	(82,990)			(84,805)
Premises and equipment	168,853			168,600
Accrued interest and other assets	440,468			415,717

Total Assets	$9,616,962			$9,313,422

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,330,855			$2,225,746
Correspondent banks	577,490			580,363
Public funds	50,893			54,260

Total non-interest-bearing demand deposits	2,959,238			2,860,369
Interest-bearing deposits:
Savings and interest checking	1,166,483	203	0.07	1,141,332	200	0.07
Money market deposit accounts	2,385,241	5,107	0.86	2,315,043	4,894	0.85
Time accounts	862,685	2,280	1.06	899,412	2,367	1.06
Public funds	328,647	656	0.80	394,791	761	0.78

Total interest-bearing deposits	4,743,056	8,246	0.70	4,750,578	8,222	0.70

Total deposits	7,702,294			7,610,947
Federal funds purchased and repurchase agreements	644,245	1,083	0.66	460,020	1,023	0.88
Junior subordinated deferrable interest debentures	226,805	3,059	5.40	168,348	2,626	6.24
Subordinated notes payable and other notes	150,000	1,116	2.98	150,000	1,109	2.96
Federal Home Loan Bank advances	1,059	16	5.96	1,497	19	5.10

Total Interest-Bearing Funds and Average
Rate Paid	5,765,165	13,520	0.94	5,530,443	12,999	0.94

Accrued interest and other liabilities	134,663			139,025

Total Liabilities	8,859,066			8,529,837
Shareholders' Equity	757,896			783,585

Total Liabilities and Shareholders' Equity	$9,616,962			$9,313,422

Net interest income		$82,576			$79,691

Net interest spread			3.74%			3.75%

Net interest income to total average earning assets			4.02%			4.03%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	December 31, 2003			September 30, 2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$7,370	$17	0.90%	$8,481	$23	1.04%
Securities:
U.S. Treasury	-	-	-	17,975	65	1.43
U.S. government agencies and corporations	2,670,767	31,102	4.66	2,352,036	27,248	4.63
States and political subdivisions:
Tax-exempt	200,343	3,260	6.78	202,374	3,314	6.55
Taxable	1,164	20	6.51	1,369	23	6.70
Other	39,384	290	2.95	44,430	295	2.65

Total securities	2,911,658	34,672	4.76	2,618,184	30,945	4.73
Federal funds sold and resell agreements	567,427	1,495	1.03	998,842	2,617	1.03
Loans, net of unearned discounts	4,543,008	57,046	4.98	4,457,410	57,568	5.12

Total Earning Assets and Average Rate Earned	8,029,463	93,230	4.62	8,082,917	91,153	4.48
Cash and due from banks	875,654			1,113,310
Allowance for possible loan losses	(83,676)			(83,867)
Premises and equipment	167,855			167,575
Accrued interest and other assets	432,254			457,266

Total Assets	$9,421,550			$9,737,201

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,236,255			$2,207,610
Correspondent banks	683,720			937,025
Public funds	53,647			58,402

Total non-interest-bearing demand deposits	2,973,622			3,203,037
Interest-bearing deposits:
Savings and interest checking	1,110,152	196	0.07	1,047,568	188	0.07
Money market deposit accounts	2,292,637	4,719	0.82	2,201,973	4,805	0.87
Time accounts	937,510	2,535	1.07	979,206	2,920	1.18
Public funds	334,609	609	0.72	315,889	650	0.82

Total interest-bearing deposits	4,674,908	8,059	0.68	4,544,636	8,563	0.75

Total deposits	7,648,530			7,747,673
Federal funds purchased and repurchase agreements	600,858	1,032	0.67	852,248	453	0.21
Junior subordinated deferrable interest debentures	103,093	2,184	8.47	103,093	2,183	8.47
Subordinated notes payable and other notes	150,000	1,105	2.95	150,389	1,133	3.01
Federal Home Loan Bank advances	6,927	44	2.50	9,783	65	2.58

Total Interest-Bearing Funds and Average
Rate Paid	5,535,786	12,424	0.89	5,660,149	12,397	0.87

Accrued interest and other liabilities	151,214			143,023

Total Liabilities	8,660,622			9,006,209
Shareholders' Equity	760,928			730,992

Total Liabilities and Shareholders' Equity	$9,421,550			$9,737,201

Net interest income		$80,806			$78,756

Net interest spread			3.73%			3.61%

Net interest income to total average earning assets			4.01%			3.88%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2003

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,974	$23	1.06%
Securities:
U.S. Treasury	67,519	187	1.11
U.S. government agencies and corporations	2,333,060	28,529	4.89
States and political subdivisions:
Tax-exempt	202,116	3,302	6.54
Taxable	1,566	26	6.59
Other	35,996	322	3.56

Total securities	2,640,257	32,366	4.90
Federal funds sold and resell agreements	1,013,001	3,202	1.25
Loans, net of unearned discounts	4,455,480	59,134	5.32

Total Earning Assets and Average Rate Earned	8,117,712	94,725	4.67
Cash and due from banks	1,127,547
Allowance for possible loan losses	(83,432)
Premises and equipment	169,045
Accrued interest and other assets	424,402

Total Assets	$9,755,274

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,091,571
Correspondent banks	932,728
Public funds	51,938

Total non-interest-bearing demand deposits	3,076,237
Interest-bearing deposits:
Savings and interest checking	1,036,734	261	0.10
Money market deposit accounts	2,101,658	5,684	1.08
Time accounts	1,018,412	3,403	1.34
Public funds	331,764	785	0.95

Total interest-bearing deposits	4,488,568	10,133	0.91

Total deposits	7,564,805
Federal funds purchased and repurchase agreements	1,045,693	1,153	0.44
Junior subordinated deferrable interest debentures	103,093	2,184	8.47
Subordinated notes payable and other notes	150,607	1,176	3.12
Federal Home Loan Bank advances	12,598	108	3.44

Total Interest-Bearing Funds and Average
Rate Paid	5,800,559	14,754	1.01

Accrued interest and other liabilities	145,132

Total Liabilities	9,021,928
Shareholders' Equity	733,346

Total Liabilities and Shareholders' Equity	$9,755,274

Net interest income		$79,971

Net interest spread			3.66%

Net interest income to total average earning assets			3.95%

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

   The Corporation utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 50 or 125 basis points (due to the already low level of short-term rates) over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

   As of June 30, 2004, the model simulations project that 100 and 200 basis point increases in interest rates will result in positive variances in net interest income of 1.7% and 2.5%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 50 and 125 basis points will result in negative variances in net interest income of 1.6% and 3.3%, respectively, relative to the base case over the next 12 months. The impact of hypothetical fluctuations in interest rates on our derivative holdings was not a significant portion of these variances. The effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a $214 thousand, or 0.09%, negative variance in net interest income while the effect of a 125 basis point decrease in interest rates on the Corporation's derivative holdings would result in a $267 thousand, or 0.12%, positive variance in net interest income.

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

Item 2. Changes in Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended June 30, 2004.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans(1)	End of the Period

April 1, 2004 to April 30, 2004	-	$-	-	2,180,300
May 1, 2004 to May 31, 2004	-	-	-	2,180,300
June 1, 2004 to June 30, 2004	-	-	-	2,180,300

Total	- $		-

(1)

The Corporation currently maintains two stock repurchase plans authorized by the Corporation's board of directors. The Corporation's board of directors approved the first of the two stock repurchase plans on October 23, 2003. Under this plan, the Corporation is authorized to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 at various prices in the open market or through private transactions. Since the inception of the plan through June 30, 2004, the Corporation has repurchased a total of 1.1 million shares at a cost of $46.7 million. The Corporation's board of directors approved the other stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 at various prices in the open market or through private transactions. As of June 30, 2004, no shares had been repurchased under this plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual Meeting of Shareholders held on May 19, 2004, shareholders voted on the following matters:

(1)			To elect seven Class II director nominees to serve until the 2007 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee:	Total Votes For		Total Votes Withheld

Royce S. Caldwell	46,736,760		821,974
Richard W. Evans, Jr.	47,140,725		418,009
T.C. Frost	47,064,938		493,796
Preston M. Geren III	47,287,964		270,770
Karen E. Jennings	47,331,889		226,845
Richard M. Kleberg, III	46,513,952		1,044,782
Horace Wilkins, Jr.	47,389,801		168,933

(2)			To ratify the selection of Ernst & Young LLP to act as independent auditors of the Corporation for the fiscal year that began January 1, 2004

Total Votes For	46,285,246
Total Votes Against	1,252,777
Total Abstentions	20,711

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

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, the Corporation filed the following reports on Form 8-K:

	w	Current Report on Form 8-K dated April 28, 2004, which contained a press release announcing financial results for the quarter ended March 31, 2004.

w

Current Report on Form 8-K dated April 29, 2004, which contained a press release announcing the Corporation's declaration of a quarterly cash dividend and the implementation of a stock repurchase plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.

(Registrant)

Date: July 28, 2004	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)