Form 10-Q
period 2004-09-30
CULLEN FROST BANKERS INC
filed 2004-10-27
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of October 21, 2004, there were 52,106,287 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended September 30,	Nine Months Ended September 30,

2004	2003	2004	2003

Interest income:
Loans, including fees	$64,216	$57,460	$180,027	$176,523
Securities:
Taxable	31,370	27,630	95,153	85,929
Tax-exempt	2,233	2,121	6,620	6,352
Interest-bearing deposits	14	23	41	88
Federal funds sold and resell agreements	2,160	2,617	4,245	8,105

Total interest income	99,993	89,851	286,086	276,997

Interest expense:
Deposits	10,253	8,563	26,721	29,347
Federal funds purchased and repurchase agreements	1,271	453	3,377	3,028
Junior subordinated deferrable interest debentures	3,154	2,183	8,839	6,551
Subordinated notes payable and other borrowings	1,339	1,198	3,599	3,839

Total interest expense	16,017	12,397	42,536	42,765

Net interest income	83,976	77,454	243,550	234,232
Provision for possible loan losses	-	1,998	2,500	9,044

Net interest income after provision for possible loan losses	83,976	75,456	241,050	225,188

Non-interest income:
Trust fees	13,213	11,646	40,024	34,717
Service charges on deposit accounts	22,409	22,576	66,560	65,432
Insurance commissions and fees	8,048	7,276	24,445	22,748
Other charges, commissions and fees	4,383	6,334	13,644	14,423
Net gain (loss) on securities transactions	(1,638)	40	(3,377)	40
Other	9,219	7,339	28,063	25,149

Total non-interest income	55,634	55,211	169,359	162,509

Non-interest expense:
Salaries and wages	39,836	37,408	117,451	109,428
Employee benefits	9,532	9,129	30,608	29,140
Net occupancy	7,524	7,804	22,218	22,246
Furniture and equipment	5,662	5,418	16,772	16,272
Intangible amortization	1,285	1,412	3,976	4,477
Other	22,660	21,111	67,270	62,006

Total non-interest expense	86,499	82,282	258,295	243,569

Income before income taxes	53,111	48,385	152,114	144,128
Income taxes	17,140	15,622	49,120	46,262

Net income	$35,971	$32,763	$102,994	$97,866

Earnings per common share:
Basic	$0.70	$0.64	$2.00	$1.91
Diluted	0.68	0.62	1.94	1.87

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	September 30,	December 31,	September 30,
	2004	2003	2003

Assets:
Cash and due from banks	$557,964	$1,067,888	$1,118,250
Interest-bearing deposits	3,716	2,793	3,216
Federal funds sold and resell agreements	675,750	567,525	625,700

Total cash and cash equivalents	1,237,430	1,638,206	1,747,166

Securities held to maturity, at amortized cost	17,923	25,088	27,591
Securities available for sale, at estimated fair value	2,894,089	2,940,738	2,833,067
Trading account securities	4,317	5,589	3,063
Loans, net of unearned discounts	4,948,005	4,590,746	4,525,666
Less: Allowance for possible loan losses	(77,114)	(83,501)	(83,410)

Net loans	4,870,891	4,507,245	4,442,256
Premises and equipment, net	167,001	168,611	165,564
Goodwill	102,367	98,873	98,873
Other intangible assets, net	15,519	16,001	17,410
Cash surrender value of life insurance policies	104,229	105,978	108,244
Accrued interest receivable and other assets	411,442	165,785	211,685

Total assets	$9,825,208	$9,672,114	$9,654,919

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$2,898,535	$3,143,473	$3,227,723
Interest-bearing deposits	4,923,946	4,925,384	4,512,633

Total deposits	7,822,481	8,068,857	7,740,356

Federal funds purchased and repurchase agreements	492,945	421,801	752,826
Subordinated notes payable and other borrowings	150,944	152,752	159,721
Junior subordinated deferrable interest debentures	226,805	103,093	103,093
Accrued interest payable and other liabilities	305,825	155,607	138,640

Total liabilities	8,999,000	8,902,110	8,894,636

Shareholders' Equity:
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Additional paid-in capital	208,620	200,844	199,185
Retained earnings	679,765	625,405	606,994
Deferred compensation	(2,949)	(3,771)	(1,509)
Accumulated other comprehensive income, net of tax	4,692	8,063	14,969
Treasury stock, 1,573,729, 1,785,523 and 1,809,974 shares, at cost	(64,456)	(61,073)	(59,892)

Total shareholders' equity	826,208	770,004	760,283

Total liabilities and shareholders' equity	$9,825,208	$9,672,114	$9,654,919

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2004	2003

Total shareholders' equity at beginning of period	$770,004	$703,790

Comprehensive income:
Net income	102,994	97,866
Other comprehensive income:
Change in fair value of securities available for sale of $(8,563) in 2004 and $(27,005) in 2003, net of reclassification adjustment of $3,377 in 2004 and $(40) in 2003 and tax effect of $(1,815) in 2004 and $(9,466) in 2003	(3,371)	(17,579)

Total comprehensive income	99,623	80,287

Stock option exercises and non-vested stock awards (1,064,800 shares in 2004 and 456,167 shares in 2003)	23,775	9,378
Tax benefit from stock compensation	7,749	2,345
Purchase of treasury stock (853,006 shares in 2004)	(35,961)	-
Amortization of deferred compensation	886	511
Cash dividends ($0.77 per share in 2004 and $0.70 per share in 2003)	(39,868)	(36,028)

Total shareholders' equity at end of period	$826,208	$760,283

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2004	2003

Operating Activities:
Net income	$102,994	$97,866
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	2,500	9,044
Deferred tax expense (benefit)	724	(3,055)
Accretion of loan discounts	(4,962)	(2,850)
Securities premium amortization (discount accretion), net	1,497	921
Net (gain) loss on securities transactions	3,377	(40)
Depreciation and amortization	18,223	19,346
Origination of loans held for sale, net of principal collected	(49,993)	(49,596)
Proceeds from sales of loans held for sale	42,479	48,232
Net gain on sale of loans held for sale and other assets	(1,644)	(2,979)
Tax benefit from stock option exercises	7,749	2,345
Amortization of deferred compensation	886	511
Earnings on life insurance policies	(3,134)	(3,594)
Net change in:
Trading account securities	1,272	1,932
Accrued interest receivable and other assets	(245,867)	1,352
Accrued interest payable and other liabilities	150,218	(5,733)

Net cash from operating activities	26,319	113,702

Investing Activities:
Securities held to maturity:
Purchases	-	(1,000)
Maturities, calls and principal repayments	7,260	9,523
Securities available for sale:
Purchases	(8,214,746)	(8,179,334)
Sales	597,369	6,767,281
Maturities, calls and principal repayments	7,653,871	968,207
Net change in loans	(358,106)	(12,856)
Net cash paid in acquisitions	(7,063)	(750)
Benefits received on life insurance policies	4,883	-
Proceeds from sales of premises and equipment	262	1,092
Purchases of premises and equipment	(8,838)	(7,071)
Proceeds from sales of repossessed properties	3,395	5,697

Net cash from investing activities	(321,713)	(449,211)

Financing Activities:
Net change in deposits	(246,376)	112,213
Net change in federal funds purchased and repurchase agreements	71,144	(58,392)
Principal payments on notes payable and other borrowings	(1,808)	(8,443)
Proceeds from junior subordinated deferrable interest debentures	123,712	-
Proceeds from stock option exercises	23,775	9,378
Purchase of treasury stock	(35,961)	-
Cash dividends paid	(39,868)	(36,028)

Net cash from financing activities	(105,382)	18,728

Net change in cash and cash equivalents	(400,776)	(316,781)
Cash and equivalents at beginning of period	1,638,206	2,063,947

Cash and equivalents at end of period	$1,237,430	$1,747,166

Supplemental disclosures:
Cash paid for interest	$47,650	$50,295
Cash paid for income taxes	38,883	32,941

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

   The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation's wholly owned subsidiaries, Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II, are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Corporation's consolidated financial statements.

   During the third quarter of 2004, the Corporation acquired The Sammons Group, a full-service, independent insurance agency based in Dallas, Texas. The acquired company, which offered commercial property and casualty insurance, as well as personal lines, life insurance and group employee benefit plans, was fully integrated into Frost Insurance Agency. The acquisition was accounted for using the purchase method. Accordingly, the operating results of the acquired company are included with the Corporation's results of operations since the date of acquisition. In connection with the acquisition, the Corporation recorded customer relationship intangibles totaling $2.1 million, intangibles related to non-compete agreements totaling $1.4 million, and goodwill totaling $3.5 million.

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

   Stock-Based Compensation. The Corporation accounts for stock-based employee compensation plans based on the "intrinsic value method" provided in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for non-vested stock awards is based on the market price of the stock on the date of the grant and is recognized ratably over the vesting period of the award.

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

   In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. Companies transitioning to fair value based accounting for stock-based compensation would be required to use the "modified prospective" method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994 that have not vested as of the effective date of the statement. Based on recent decisions made by the FASB, the statement would be effective for the Corporation on July 1, 2005. The proposal is highly controversial and subject to public comment. Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed.

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income for the nine months ended September 30, 2004 and 2003 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had comprehensive income of $82.9 million and $15.3 million for the three months ended September 30, 2004 and 2003. During the three months ended September 30, 2004, comprehensive income was affected by a $46.9 million net after-tax increase in the fair value of securities available for sale.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2004				December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$16,798	$333	$7	$17,124	$21,850	$636	$7	$22,479
States and political subdivisions	-	-	-	-	2,113	128	-	2,241
Other	1,125	-	-	1,125	1,125	-	-	1,125

Total	$17,923	$333	$7	$18,249	$25,088	$764	$7	$25,845

Securities Available for Sale:
U.S. government agencies and corporations	$2,601,395	$36,350	$7,252	$2,630,493	$2,666,418	$46,426	$10,997	$2,701,847
State and political subdivisions	225,344	10,161	156	235,349	195,826	8,958	99	204,685
Other	28,247	-	-	28,247	34,206	-	-	34,206

Total	$2,854,986	$46,511	$7,408	$2,894,089	$2,896,450	$55,384	$11,096	$2,940,738

   Securities with a fair value totaling $1.3 billion at September 30, 2004 and $2.1 billion at December 31, 2003 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by applicable law.

Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Proceeds from sales	$226,830	$1,778,216	$597,369	$6,767,281
Gross realized gains	30	2,496	513	2,496
Gross realized losses	1,668	2,456	3,890	2,456

   The Corporation realized a net loss on securities transactions of $1.6 million and $3.4 million during the three and nine months ended September 30, 2004. During the September 2004, the Corporation sold $228.5 million (amortized cost) of callable U.S. government agency securities, which resulted in the aforementioned loss for the quarter. As a result of these sales, the Corporation had no callable U.S. government agencies securities at September 30, 2004. The net loss on securities transactions during the nine months ended September 30, 2004 also included a net loss of $1.7 million related the sale of $366.4 million (amortized cost) of securities during the first quarter. The net loss was primarily related to the $176.3 million (amortized cost) of securities sold in connection with a restructuring of the Corporation's securities portfolio.

   Information about securities with unrealized losses as of September 30, 2004 is presented in the following table. The securities are segregated by the length of time the securities have been in an unrealized loss position, either less than twelve months or greater than twelve months.

	Less than 12 Months		Greater than 12 Months		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held to Maturity
U.S. government agencies and corporations	$583	$3	$228	$4	$811	$7

Available for Sale
U.S. government agencies and corporations	$796,918	$6,283	$92,353	$969	$889,271	$7,252
States and political subdivisions	11,709	152	350	4	12,059	156

Total	$808,627	$6,435	$92,703	$973	$901,330	$7,408

   Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of September 30, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 3 - Loans

Loans were as follows:

	September 30,	Percentage	December 31,	Percentage	September 30,	Percentage
	2004	of Total	2003	of Total	2003	of Total

Commercial and industrial	$2,382,905	48.2%	$2,196,223	47.8%	$2,162,007	47.8%
Real estate:
Construction:
Commercial	380,370	7.7	349,152	7.6	353,022	7.8
Consumer	29,430	0.6	23,399	0.5	26,232	0.6
Land:
Commercial	198,067	4.0	178,022	3.9	165,193	3.6
Consumer	3,550	0.1	5,169	0.1	5,175	0.1
Commercial real estate mortgages	1,161,500	23.5	1,102,138	24.0	1,099,563	24.3
1-4 family residential mortgages	91,077	1.8	113,756	2.5	124,814	2.8
Other consumer real estate	364,425	7.3	292,255	6.4	281,345	6.2

Total real estate	2,228,419	45.0	2,063,891	45.0	2,055,344	45.4

Consumer:
Indirect	4,240	0.1	8,358	0.2	10,653	0.2
Other	316,484	6.4	304,453	6.6	286,914	6.4
Other	26,163	0.5	28,962	0.6	19,471	0.4
Unearned discounts	(10,206)	(0.2)	(11,141)	(0.2)	(8,723)	(0.2)

Total loans	$4,948,005	100.0%	$4,590,746	100.0%	$4,525,666	100.0%

   Included in the "Consumer other" category in the table above were student loans available for sale totaling $67.5 million at September 30, 2004, $58.3 million at December 31, 2003 and $46.5 million at September 30, 2003. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant as of the end of the reported periods.

   Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $42.7 million at September 30, 2004, $47.5 million at December 31, 2003 and $34.2 million at September 30, 2003. Accruing loans past due more than 90 days totaled $5.2 million at September 30, 2004, $14.5 million at December 31, 2003 and $12.3 million at September 30, 2003.

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

Impaired loans were as follows:

			September 30,	December 31,	September 30,
			2004	2003	2003

Balance of impaired loans with no allocated allowance			$14,540	$5,815	$7,432
Balance of impaired loans with an allocated allowance			23,279	36,869	22,015

Total recorded investment in impaired loans			$37,819	$42,684	$29,447

Amount of the allowance allocated to impaired loans			$9,997	$16,998	$9,878

   All impaired loans are included in non-performing assets. The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $36.6 million and $38.8 million during the three and nine months ended September 30, 2004 and $31.1 million and $31.5 million for the three and nine months ended September 30, 2003. No interest income was recognized on these loans subsequent to their classification as impaired.

Note 4 - Allowance for Possible Loan Losses

   The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the forgoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Activity in the allowance for possible loan losses was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,

2004	2003	2004	2003

Balance at the beginning of the period	$80,485	$83,410	$83,501	$82,584
Provision for possible loan losses	-	1,998	2,500	9,044
Net charge-offs:
Losses charged to the allowance	(6,327)	(4,482)	(16,548)	(13,034)
Recoveries	2,956	2,484	7,661	4,816

Net charge-offs	(3,371)	(1,998)	(8,887)	(8,218)

Balance at the end of the period	$77,114	$83,410	$77,114	$83,410

Note 5 - Deposits

Deposits were as follows:

September 30,	Percentage	December 31,	Percentage	September 30,	Percentage
2004	of Total	2003	of Total	2003	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$2,529,288	32.0%	$2,315,971	28.7%	$2,244,208	29.0%
Correspondent banks	306,303	3.9	769,486	9.6	897,864	11.6
Public funds	62,944	0.8	58,016	0.7	85,651	1.1

Total non-interest-bearing demand deposits	2,898,535	36.7	3,143,473	39.0	3,227,723	41.7

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,189,164	15.3	1,179,233	14.6	1,036,445	13.4
Money market accounts	2,509,452	32.2	2,285,389	28.3	2,224,752	28.7
Time accounts under $100,000	386,683	5.0	413,140	5.1	431,029	5.6
Time accounts of $100,000 or more	458,472	5.9	506,757	6.3	525,710	6.8
Public funds	380,175	4.9	540,865	6.7	294,697	3.8

Total interest-bearing deposits	4,923,946	63.3	4,925,384	61.0	4,512,633	58.3

Total deposits	$7,822,481	100.0%	$8,068,857	100.0%	$7,740,356	100.0%

   At September 30, 2004 and December 31, 2003, respectively, interest-bearing public funds deposits included $106.2 million and $286.5 million in savings and interest checking accounts, $153.7 million and $123.7 million in money market accounts, $3.8 million and $3.6 million in time accounts under $100 thousand, and $116.5 million and $127.1 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $670.3 million at September 30, 2004, $659.9 million at December 31, 2003 and $669.6 million at September 30, 2003.

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

   The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Commitments to extend credit totaled $2.6 billion at September 30, 2004 and $2.4 billion at December 31, 2003.

   Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $223.6 million at September 30, 2004 and $188.2 million at December 31, 2003. The Corporation had an accrued liability totaling $929 thousand at September 30, 2004 and $1.5 million at December 31, 2003 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.2 million and $9.8 million for the three and nine months ended September 30, 2004 and $3.2 million and $9.9 million for the three and nine months ended September 30, 2003. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2003. See the 2003 Form 10-K for information regarding these commitments.

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

   Cullen/Frost's and Frost Bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $220 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital for each entity plus $150 million of subordinated notes payable and a permissible portion of the allowance for possible loan losses.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

September 30, 2004
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,133,253	16.48%	$550,058	8.00%	N/A	N/A
Frost Bank	943,669	13.74	549,479	8.00	$686,848	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	906,138	13.18	275,029	4.00	N/A	N/A
Frost Bank	716,554	10.43	274,739	4.00	412,109	6.00
Leverage Ratio
Cullen/Frost	906,138	9.62	376,947	4.00	N/A	N/A
Frost Bank	716,554	7.62	376,380	4.00	470,475	5.00

December 31, 2003
Total Capital to Risk-Weighted Assets
Cullen/Frost	$960,545	15.01%	$512,014	8.00%	N/A	N/A
Frost Bank	894,606	13.99	511,635	8.00	$639,544	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	730,500	11.41	256,007	4.00	N/A	N/A
Frost Bank	664,619	10.39	255,817	4.00	383,726	6.00
Leverage Ratio
Cullen/Frost	730,500	7.83	373,275	4.00	N/A	N/A
Frost Bank	664,619	7.13	372,882	4.00	466,102	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of September 30, 2004, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Trust Preferred Securities

   On February 13, 2004, Cullen/Frost Capital Trust II (the "Trust"), a newly formed Delaware statutory trust and wholly owned subsidiary of Cullen/Frost, issued $120 million of Floating Rate (three-month LIBOR plus a margin of 1.55%) Capital Securities, Series A, which represent beneficial interests in the assets of the trust, to an initial purchaser for resale in a private placement transaction under Rule 144A. Refer to Note 24 - Subsequent Events included in Item 8. Financial Statements and Supplementary Data of the 2003 Form 10-K for additional information. On July 15, 2004, the Trust exchanged all of the aforementioned "old" Capital Securities for "new" Capital Securities having the same terms, except that the offer and sale of the "new" Capital Securities was registered with the Securities and Exchange Commission under the Securities Act of 1933. The exchange enhanced the transferability of the Capital Securities and did not impact other matters.

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

   Derivative contracts are written in notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. The notional amounts and estimated fair values of interest rate swap/cap positions outstanding are presented in the following table. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps. The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompany consolidated statements of cash flows.

	September 30, 2004		December 31, 2003

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate swaps/caps designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$54,219	$(885)	$110,506	$(1,683)
Commercial loan/lease interest rate caps	4,900	61	4,934	140
Interest rate swaps related to subordinated notes	600,000	6,214	900,000	10,063

Non-hedging interest rate swaps	98,414	-	13,811	(9)

The weighted-average receive and pay interest rates for interest rate swap positions outstanding at September 30, 2004 were as follows:

	Weighted-Average

	Interest	Interest
	Rate	Rate
	Paid	Received

Commercial loan/lease interest rate swaps	4.08%	1.88%
Interest rate swaps related to subordinated notes	3.63	6.88
Non-hedging interest rate swaps	5.19	5.19

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases, collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure relating to interest rate swaps was $883 thousand and $493 thousand at September 30, 2004 and December 31, 2003. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

   The Corporation also enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2004.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

Three Months Ended			Nine Months Ended
September 30,			September 30,

	2004	2003	2004	2003

Weighted-average shares outstanding for basic earnings per share	51,568	51,503	51,505	51,351
Dilutive effect of stock options and non-vested stock awards	1,562	1,315	1,454	1,091

Weighted-average shares outstanding for diluted earnings per share	53,130	52,818	52,959	52,442

Note 10 - Stock-Based Compensation

   The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income, as reported	$35,971	$32,763	$102,994	$97,866
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	193	112	576	332
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,353)	(1,808)	(4,058)	(4,851)

Pro forma net income	$34,811	$31,067	$99,512	$93,347

Earnings per share:
Basic - as reported	$0.70	$0.64	$2.00	$1.91
Basic - pro forma	0.68	0.61	1.93	1.82

Diluted - as reported	0.68	0.62	1.94	1.87
Diluted - pro forma	0.66	0.60	1.88	1.80

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

Note 11 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	`	2003	2004	2003

Expected return on plan assets, net of expenses	$(1,580)		$(1,355)	$(4,741)	$(4,066)
Interest cost on projected benefit obligation	1,665		1,642	4,994	4,927
Net amortization and deferral	466		491	1,399	1,473

Net periodic benefit cost	$551		$778	$1,652	$2,334

Contributions to the qualified defined benefit pension plan totaled $4.5 million through September 30, 2004. The Corporation currently expects to contribute an additional $650 thousand to this plan during the remainder of 2004. The Corporation's non-qualified defined benefit pension plan is not funded.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during any of the reported periods.

Note 12 - Income Taxes

Income tax expense was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,

2004	2003	2004	2003

Current income tax expense	$16,024	$16,362	$48,396	$49,317
Deferred income tax expense (benefit)	1,116	(740)	724	(3,055)

Income tax expense as reported	$17,140	$15,622	$49,120	$46,262

Effective tax rate	32.3%	32.3%	32.3%	32.1%

   Net deferred tax assets totaled $34.4 million at September 30, 2004 and $33.3 million at December 31, 2003. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:

Three months ended:
September 30, 2004	$125,182	$17,211	$(2,783)	$139,610
September 30, 2003	119,259	15,065	(1,659)	132,665
Nine months ended:
September 30, 2004	$368,858	$51,473	$(7,422)	$412,909
September 30, 2003	356,440	45,164	(4,863)	396,741

Net income (loss):

Three months ended:
September 30, 2004	$35,268	$2,741	$(2,038)	$35,971
September 30, 2003	32,318	1,697	(1,252)	32,763
Nine months ended:
September 30, 2004	$100,149	$8,136	$(5,291)	$102,994
September 30, 2003	96,746	5,161	(4,041)	97,866

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

Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Corporation began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2003, included in the 2003 Form 10-K. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004 or any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Forward-Looking Statements and Factors that Could Affect Future Results

   Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Corporation's future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services.
w	Changes in consumer spending, borrowings and savings habits by users.
w	Changes in the financial performance and/or condition of the Corporation's borrowers, which could impact the repayment of such borrowers' outstanding loans.
w	Technological changes.
w	Acquisitions and the integration of acquired businesses.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial holding companies.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
w	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters.
w	Changes in the Corporation's organization, compensation and benefit plans.
w	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations.
w	Greater than expected costs or difficulties related to the integration of new lines of business.
w	The Corporation's success at managing the risks involved in the foregoing items.

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

   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 Form 10-K. There have been no significant changes in the Corporation's application of accounting policies since December 31, 2003. However, as more fully discussed in Note 1 - Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report, the FASB recently issued an exposure draft that proposes to eliminate the ability to account for stock-based compensation using APB 25 and that would require such transactions to be recognized in the income statement based on their fair values at the date of grant.

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

Overview

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003

Taxable-equivalent net interest income	$85,419	$82,576	$78,756	$247,686	$238,139
Taxable-equivalent adjustment	1,443	1,334	1,302	4,136	3,907

Net interest income, as reported	83,976	81,242	77,454	243,550	234,232
Provision for possible loan losses	-	2,000	1,998	2,500	9,044

Net interest income after provision for possible loan losses	83,976	79,242	75,456	241,050	225,188
Non-interest income	55,634	56,336	55,211	169,359	162,509
Non-interest expense	86,499	85,199	82,282	258,295	243,569

Income before income taxes	53,111	50,379	48,385	152,114	144,128
Income taxes	17,140	16,261	15,622	49,120	46,262

Net income	$35,971	$34,118	$32,763	$102,994	$97,866

Net income per share - basic	$0.70	$0.67	$0.64	$2.00	$1.91
Net income per share - diluted	0.68	0.65	0.62	1.94	1.87
Dividends per share	0.265	0.265	0.24	0.77	0.70

Return on average assets	1.50%	1.43%	1.33%	1.45%	1.36%
Return on average equity	18.45	18.11	17.78	17.81	18.05

   Net income for the three months ended September 30, 2004 increased $3.2 million or 9.8% while net income for the nine months ended September 30, 2004 increased $5.1 million, or 5.2%, compared to the same periods in 2003. The increase from the comparable three-month period was the result of a $6.5 million increase in net-interest income, a $2.0 million decrease in the provision for possible loan losses and a $423 thousand increase in non-interest income partly offset by a $4.2 million increase in non-interest expense and a $1.5 million increase in income taxes. The increase from the comparable nine-month period was the result of a $9.3 million increase in net-interest income, a $6.5 million decrease in the provision for possible loan losses and a $6.9 million increase in non interest income partly offset by a $14.7 million increase in non-interest expense and a $2.9 million increase in income taxes.

   Net income for the third quarter of 2004 increased $1.9 million, or 5.4%, from the second quarter of 2004. The increase was the result of a $2.7 million increase in net interest income and a $2 million decrease in the provision for possible loan losses offset by a $1.3 million increase in non-interest expense, a $879 thousand increase in income taxes and a $702 thousand decrease in non-interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 59.0% of total revenue during the first nine months of 2004. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The general market rates of interest, including the deposit and loan rates offered by many financial institutions, are influenced by the Federal Reserve. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2003 at 4.25% and decreased 25 basis points to 4.00% at the end of the second quarter of 2003. In 2004, the prime interest rate increased 25 basis points at the end of the second quarter and 50 basis points during the third quarter 2004 to 4.75% at September 30, 2004. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2003 at 1.25% and decreasing 25 basis points to 1.00% at the end of the second quarter of 2003. In 2004, the federal funds rate increased 25 basis points at the end of the second quarter and 50 basis points during the third quarter 2004 to 1.75% at September 30, 2004.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin. However, in a sustained declining or low interest rate environment, such as the interest rate environment experienced since early 2001, the Corporation experiences compression of its net interest margin. This compression results from resistance to further reductions in interest rates paid on the Corporation's low cost deposit base, which results in a disproportionately larger decrease in the yields on earning assets. However, the prime interest rate and the federal funds rate increases discussed above are expected to have a positive impact on the Corporation's net interest income and net interest margin. Further analysis of the components of the Corporation's net interest margin is presented below.

   The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to average volume or average interest rate change in proportion to the absolute amounts of the change in each. The comparisons between the second and third quarters of 2004 as well as first nine months of 2004 and 2003 include an additional change factor that shows the effect of the difference in the number of days in each period, as further discussed below.

	Third Quarter	Third Quarter	First Nine
	2004 vs.	2004 vs.	Months 2004 vs.
	Third Quarter	Second Quarter	First Nine
	2003	2004	Months 2003

Due to changes in average volumes	$2,32337	$586	$5,174
Due to changes in average interest rates	4,34026	1,329	3,469
Due to difference in the number days in each of the comparable periods	-	928	904

Total change	$6,663	$2,843	$9,547

   Taxable-equivalent net interest income for the three and nine months ended September 30, 2004 increased $6.7 million, or 8.5%, and $9.5 million, or 4.0%, compared to the same periods in 2003. The increase in taxable-equivalent net interest income during the three months ended September 30, 2004 compared to the same period 2003 was primarily due to the combined effect of a $234.2 million increase in the average volume of earning assets and a 21 basis point increase in the net interest margin. The first nine months of 2004 included an extra day's net interest income of $904 thousand related to 2004 being a leap year. Excluding the impact of this extra day, net interest income would have increased $8.6 million during the nine months ended September 30, 2004 compared to the same period in 2003. This effective increase in taxable-equivalent net interest income was primarily due to the combined effect of a $180.0 million increase in the average volume of earning assets and a 6 basis point increase in the net interest margin.

   Taxable-equivalent net interest income for the third quarter of 2004 increased $2.8 million, or 3.4%, compared to the second quarter of 2004. The third quarter of 2004 included an extra day's net interest income of $928 thousand. Excluding the impact of this extra day, net interest income would have increased $1.9 million during the third quarter ended September 30, 2004 compared to the second quarter of 2004. This effective increase in taxable-equivalent net interest income was primarily due to the combined effect of a $63.2 million increase in the average volume of earning assets and a 7 basis point increase in the net interest margin.

   The Corporation has utilized dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a "similar" security rather than the identical security initially sold. The Corporation funded investments in federal funds sold and resell agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation was able to capitalize on the spread between the yield earned on federal funds sold and resell agreements and the cost of the dollar-roll repurchase agreements. The spread had a positive effect on the dollar amount of net interest income, which increased by approximately $357 thousand and $4.6 million during the first nine months of 2004 and 2003, respectively, as a result of the dollar-roll transactions. However, because the funds were invested in lower yielding federal funds sold and resell agreements, the dollar-roll transactions had a negative impact on the Corporation's net interest margin. The average volume of dollar roll transactions in 2004 has been significantly less than was the case in 2003. As a result, the average volume of federal funds sold and resell agreements during the nine months ended September 30, 2004 decreased $463.4 million, or 50.8%. The decline in the relative proportion of these short-term investments to total average earning assets during 2004 helped improve the average yield on earning assets. The average yield on earning assets increased from 4.69% for the first nine months of 2003 to 4.73% for the first nine months of 2004. Over the same time frames, the average cost of interest-bearing liabilities was 1.00% in both 2003 and in 2004. As a result of these changes, the Corporation's net interest margin increased from 3.98% for the first nine months of 2003 to 4.04% for the first nine months of 2004.

   As discussed above, the Corporation experienced a significant decline in the average volume of federal funds sold and resell agreements mainly due to the reduction of dollar-roll transactions. The average volume of U.S. government agency securities increased $396.8 million during the first nine months of 2004 compared to the same period in 2003 and had an average yield of 4.59% in 2004 compared to 4.85% in 2003. The average volume of loans, the Corporation's primary category of earning assets, increased $273.8 million during the first nine months of 2004 compared to the same period in 2003 and had an average yield of 5.07% in 2004 compared to 5.28% in 2003. This growth, combined with the shift in the relative proportion of interest-earning assets to higher yielding loans and securities from federal funds sold and resell agreements, helped improve the average yield on earning assets which, in turn, helped improve the Corporation's net interest margin.

   Funding for the growth in earning assets was provided, in part, by an increase in average deposits. Average deposits increased $140.9 million during the first nine months of 2004 compared to the same period in 2003. This increase was related to growth in average interest-bearing deposits. Accordingly, the ratio of average interest-bearing deposits to total average deposits increased to 62.3% for the first nine months of 2004 from 59.5% for the same period in 2003. This change in proportions partly offset the positive impact of the general decline in market rates on the Corporation's cost of funds for deposits. The average cost of interest-bearing deposits and total deposits was 0.75% and 0.46% during the first nine months of 2004 and 0.87% and 0.52% during the first nine months of 2003. Aside from the general decline in market rates, the decline in the average cost of interest-bearing deposits was also partly the result a shift in the relative proportion of interest-bearing deposits to lower-cost savings, interest checking and money market accounts from higher-cost time deposits.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.73% during the first nine months of 2004 compared to 3.69% during the first nine months of 2003. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

   The Corporation's hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. The Corporation primarily uses these derivatives to effectively convert fixed-rate loans and debt obligations to variable-rate. Details of the Corporation's derivative holdings as of September 30, 2004 are set forth in Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. A discussion of the effects of changing interest rates on the Corporation's derivative holdings and the related impact on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The Corporation did not recognize a provision for possible loan losses during the three months ended September 30, 2004; however, during the nine months ended September 30, 2004, the provision for possible loan losses totaled $2.5 million. This compares to $2.0 million and $9.0 million during the three and nine months ended September 30, 2003 and $2.0 million during the second quarter of 2004. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003

Trust fees	$13,213	$13,704	$11,646	$40,024	$34,717
Service charges on deposit accounts	22,409	22,468	22,576	66,560	65,432
Insurance commissions and fees	8,048	6,234	7,276	24,445	22,748
Other charges, commissions and fees	4,383	4,952	6,334	13,644	14,423
Net gain (loss) on securities transactions	(1,638)	-	40	(3,377)	40
Other	9,219	8,978	7,339	28,063	25,149

Total	$55,634	$56,336	$55,211	$169,359	$162,509

   Total non-interest income for the third quarter of 2004 increased $423 thousand, or 0.8%, from the third quarter of 2003 and decreased $702 thousand, or 1.3%, from the second quarter of 2004. Total non-interest income for the nine months ended September 30, 2004 increased $6.9 million, or 4.2%, from the same period in 2003. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and nine months ended September 30, 2004 increased $1.6 million, or 13.5%, and $5.3 million, or 15.3%, compared to the same periods in 2003. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees for the first nine months of 2004. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees.

   The increase in trust fee income during the three months ended September 30, 2004 was primarily the result of increases in investment fees (up $1.0 million), real estate fees (up $229 thousand), oil and gas trust management fees (up $181 thousand), and custody fees (up $149 thousand). The increase in trust fee income during the nine months ended September 30, 2004 was primarily the result of increases in investment fees (up $3.5 million), custody fees (up $551 thousand), oil and gas trust management fees (up $420 thousand), real estate fees (up $286 thousand), financial consulting fees (up $227 thousand), and tax fees (up $159 thousand). The increase in investment fees was primarily due to better equity market conditions in 2004 compared to 2003 and growth in overall trust assets and the number of trust accounts.

   Trust fee income for the third quarter of 2004 decreased $491 thousand, or 3.6%, compared to the second quarter. The decrease was primarily due to a decrease in tax fees (down $601 thousand) related to the preparation of tax returns for customer trust accounts and financial consulting fees (down $116 thousand). Tax fees are primarily seasonal with the majority of such fees recognized during the second quarter. These decreases were offset by increases in real estate fees (up $235 thousand).

   At September 30, 2004, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (45.3% of trust assets), fixed income securities (36.8% of trust assets) and cash equivalents (11.0% of trust assets). The estimated fair value of trust assets was $15.5 billion (including managed assets of $7.4 billion and custody assets of $8.1 billion) at September 30, 2004, compared to $14.8 billion (including managed assets of $6.6 billion and custody assets of $8.2 billion) at December 31, 2003 and $13.4 billion (including managed assets of $6.3 billion and custody assets of $7.1 billion) at September 30, 2003.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2004 decreased $167 thousand, or 0.7%, and increased $1.1 million, or 1.7%, respectively, compared to the same periods in 2003. The decrease during the three months ended September 30, 2004 was primarily due to a decrease in service charges on consumer accounts (down $762 thousand). This decrease was mostly offset by increases in service charges on commercial accounts (up $252 thousand), overdraft fees on consumer accounts (up $157 thousand) and non-sufficient funds charges on consumer accounts (up $104 thousand). The increase during the nine months ended September 30, 2004 was primarily due to increases in service charges on commercial accounts (up $1.8 million), overdraft fees on consumer accounts (up $940 thousand), and non-sufficient funds charges on consumer accounts (up $355 thousand). The impact of these increases was partly offset by a decrease in service charges on consumer accounts (down $2.2 million). The increase in service charges on commercial accounts was primarily related to increased treasury management revenues. The increased treasury management revenues resulted primarily from higher levels of billable services as well as a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for more of their services through fees rather than through the use of deposit balances. The increase in overdraft fees on consumer accounts was primarily due to the expanded use of the Corporation's overdraft courtesy product. The decline in service charges on consumer accounts primarily resulted from the reduction of certain maintenance and transaction fees applicable to all types of consumer checking accounts effective October 4, 2003.

   Service charges on deposit accounts for the third quarter of 2004 did not significantly fluctuate compared to the second quarter as decreases in service charges and non-sufficient funds charges on consumer and commercial accounts were mostly offset by an increase in overdraft fees on consumer accounts.

   Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2004 increased $772 thousand, or 10.6%, and $1.7 million, or 7.5%, compared to the same periods in 2003. The majority of the increase during both periods was related to higher commission income (up $786 thousand and $896 thousand, respectively). Most of these increases (approximately $542 thousand during both the three and nine month periods) relate to an insurance agency acquired during the third quarter of 2004. Additional information related to the acquisition of the insurance agency is presented in Note 1 - Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report. The increase in insurance commissions and fees during the nine months ended September 30, 2004 was also partly due to an increase in contingent commissions. Contingent commissions increased $801 thousand to $3.0 million during the nine months ended September 30, 2004 from $2.2 million during the same period in 2003. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.2 million and $1.8 million during the nine months ended September 30, 2004 and 2003. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $807 thousand and $453 thousand during the nine months ended September 30, 2004 and 2003. The Corporation expects total contingent commission revenues for the year ended December 31, 2004 will be slightly less than 10% of total insurance commission revenues.

   Insurance commissions and fees for the third quarter of 2004 increased $1.8 million, or 29.1%, compared to the second quarter. The increase was primarily due to an increase in commission income related to the aforementioned insurance agency acquisition with the remainder primarily due to policy renewals occurring in the third quarter.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2004 decreased $2.0 million, or 30.8%, and $779 thousand, or 5.4%, compared to the same periods in 2003. The decrease during the three months ended September 30, 2004 was primarily due to decreases in investment banking fees related to corporate advisory services (down $2.1 million) and a reduction in the accelerated realization of deferred loan fees (down $238 thousand) due to a decline in loan prepayments. These decreases were partly offset by a net increase in various other miscellaneous service charges, and small increases in income associated with the factoring of accounts receivable, letters of credit fees and mutual fund fees. During the third quarter of 2003, the Corporation recognized investment banking fees related to corporate advisory services of $2.4 million, most of which was related to a single transaction. Investment banking fees are transaction-based and generally vary from quarter to quarter. The decrease during the nine months ended September 30, 2004 was primarily due to decreases in investment banking fees related to corporate advisory services (down $1.2 million) and a reduction in the accelerated realization of deferred loan fees (down $681 thousand) due to a decline in loan prepayments. These decreases were partly offset by increases in mutual fund fees (up $615 thousand), letters of credit fees (up $337 thousand) and income associated with the factoring of accounts receivable (up $292 thousand).

   Other service charges and fees for the third quarter of 2004 decreased $569 thousand, or 11.5%, compared to the second quarter. The decrease was primarily due to a decrease in investment banking fees related to corporate advisory services (down $528 thousand).

   Net Loss on Securities Transactions. The Corporation realized a net loss on securities transactions of $1.6 million and $3.4 million during the three and nine months ended September 30, 2004. During September 2004, the Corporation sold $228.5 million (amortized cost) of callable U.S. government agency securities, which resulted in the aforementioned loss for the quarter. As a result of these sales, the Corporation had no callable U.S. government agencies securities at September 30, 2004. The net loss on securities transactions during the nine months ended September 30, 2004 also included a net loss of $1.7 million related the sale of $366.4 million (amortized cost) of securities during the first quarter. The net loss was primarily related to the $176.3 million (amortized cost) of securities sold in connection with a restructuring of the Corporation's securities portfolio. The Corporation expects these actions to have a positive impact on future net interest income.

   Other Non-Interest Income. Other non-interest income for the three and nine months ended September 30, 2004 increased $1.9 million, or 25.6%, and $2.9 million, or 11.6%, compared to the same periods in 2003. The increase during the three months ended September 30, 2004 was primarily the result of increases in check card income (up $424 thousand), gains realized on student loan sales (up $402 thousand), rental income (up $314 thousand), and other miscellaneous income, which included the reversal of certain previously accrued amounts (totaling $628 thousand) for legal and other contingencies. The increase during the nine months ended September 30, 2004 was primarily the result of the recognition of $1.1 million in income related to the termination and settlement of an operational contract along with increases in income from securities trading activities (up $965 thousand), rental income (up $837 thousand), check card income (up $783 thousand), and other miscellaneous income, which included the aforementioned accrual reversals. The impact of these items was partly offset by decreases in gains realized from the sales of assets (down $1.2 million), earnings on the cash surrender value of life insurance policies (down $461 thousand), and annuity income (down $448 thousand).

   Other non-interest income for the third quarter of 2004 increased $241 thousand, or 2.7%, compared to the second quarter. The increase was primarily the result of increases in rental income and other miscellaneous income, which included the aforementioned accrual reversals. The impact of these items was partly offset by decreases in royalty income from mineral interests and income from securities trading activities.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003

Salaries and wages	$39,836	$38,855	$37,408	$117,451	$109,428
Employee benefits	9,532	9,592	9,129	30,608	29,140
Net occupancy	7,524	7,364	7,804	22,218	22,246
Furniture and equipment	5,662	5,661	5,418	16,772	16,272
Intangible amortization	1,285	1,287	1,412	3,976	4,477
Other	22,660	22,440	21,111	67,270	62,006

Total	$86,499	$85,199	$82,282	$258,295	$243,569

   Total non-interest expense for the three months ended September 30, 2004 increased $4.2 million, or 5.1%, compared to the same period in 2003, and increased $1.3 million, or 1.5%, compared to the second quarter of 2004. Total non-interest expense for the nine months ended September 30, 2004 increased $14.7 million, or 6.1%, from the same period in 2003. Changes in the components of non-interest income are discussed below.

   Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2004 increased $2.4 million, or 6.5%, and $8.0 million, or 7.3%, compared to the same periods in 2003. Salaries and wages increased $1.0 million or 2.5%, during the third quarter of 2004 compared to the second quarter. The increases were primarily related to salary increases, both merit-based and market-driven, and increases in headcount. In addition, increased commissions related to higher insurance revenues during the first quarter and third quarters of 2004 made up part of the increases from the comparable nine-month period in 2003 and the second quarter of 2004.

   Employee Benefits. Employee benefits for the three and nine months ended September 30, 2004 increased $403 thousand, or 4.4%, and $1.5 million, or 5.0%, compared to the same periods in 2003. The increase for the three months ended September 30, 2004 was primarily related to increases in payroll taxes (up $232 thousand) and medical insurance expense (up $214 thousand) partly offset by a decrease in retirement and profit sharing plan expenses (down $170 thousand). The increase during the nine months ended September 30, 2004 was primarily due to increases in payroll taxes (up $817 thousand) and medical insurance expense (up $613 thousand) partly offset by a decrease in retirement and profit sharing plan expenses
(down $285 thousand). Employee benefits for the third quarter of 2004 did not significantly fluctuate compared to the second quarter.

   Net Occupancy. Net occupancy expense for the three months ended September 30, 2004 decreased $280 thousand, or 3.6%, compared to the same period in 2003. The decrease was primarily related to a decrease in depreciation expense related to leasehold improvements (down $491 thousand) partly offset by a decrease in rental income (down $131 thousand) and an increase in depreciation expense related to buildings (up $131 thousand). Net occupancy expense for the nine months ended September 30, 2004 did not significantly fluctuate compared to the same period in 2003 as decreases in rental income (down $308 thousand), depreciation expense related to buildings (up $202 thousand), property taxes (up $173 thousand) and other services expenses (up $152 thousand) offset a decrease in depreciation expense related to leasehold improvements (down $910 thousand). The depreciation of certain leasehold improvements was accelerated in 2003 in connection with the relocation of certain operations to a new office facility in downtown Austin, Texas.

Net occupancy for the third quarter of 2004 increased $160 thousand, or 2.2%, compared to the second quarter. The largest component of the increase related to utilities expenses (up $193 thousand).

   Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2004 increased $244 thousand, or 4.5%, and $500 thousand, or 3.1%, compared to the same periods in 2003. The increase for the three months ended September 30, 2004 was primarily related to increases in service contracts expense (up $169 thousand). The increase during the nine months ended September 30, 2004 was primarily due to increases in software maintenance (up $386 thousand), service contracts expense (up $234 thousand) and depreciation expense related to furniture and fixtures (up $180 thousand). These increases were partly offset by a decrease in equipment rental expense (down $152 thousand), repairs expense (down $97 thousand) and software amortization (down $94 thousand). Furniture and equipment expense for the third quarter of 2004 did not significantly fluctuate from the second quarter.

   Intangible Amortization. Intangible amortization for the three and nine months ended September 30, 2004 decreased $127 thousand, or 9.0%, and $501 thousand, or 11.2%, compared to the same periods in 2003. The decreases were primarily related to the completion of the amortization of certain intangible assets. Intangible amortization for the third quarter of 2004 did not significantly fluctuate from the second quarter.

   Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2004 increased $1.5 million, or 7.3%, and $5.3 million, or 8.5%, compared to the same periods in 2003. Significant components of the increase during the three months ended September 30, 2004 included increases in insurance expense related to director and officer liability policies (up $492 thousand), advertising/promotional expenses (up $291 thousand), expenses related to foreclosed assets (up $228 thousand) and depreciation expense related to property leased to customers (up $220 thousand). Significant components of the increase during the nine months ended September 30, 2004 included increases in advertising/promotional expenses (up $1.6 million), insurance expense related to director and officer liability policies (up $1.5 million), expenses related to property leased to customers (up $634 thousand), business development expenses (up $255 thousand), Federal Reserve service charges (up $243 thousand), stationery/printing expenses (up $231 thousand) and computer services expenses (up $225 thousand). Other non-interest expense for the third quarter of 2004 did not significantly fluctuate from the second quarter.

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

Three Months Ended				Nine Months Ended

September 30,		June 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003

Banking	$35,268	$33,062	$32,318	$100,149	$96,746
Financial Management Group	2,741	2,895	1,697	8,136	5,161
Non-Banks	(2,038)	(1,839)	(1,252)	(5,291)	(4,041)

Consolidated net income	$35,971	$34,118	$32,763	$102,994	$97,866

Banking

   Net income for the three and nine months ended September 30, 2004 increased $3.0 million, or 9.1%, and $3.4 million, or 3.5%, compared to the same periods in 2003. The increase during the three months ended September 30, 2004 resulted primarily from a $7.1 million increase in net interest income and a $2.0 million decrease in the provision for possible loan losses. The impact of these items was partly offset by a $3.7 million increase in non-interest expense and a $1.1 million decrease in non-interest income. The increase during the nine months ended September 30, 2004 resulted primarily from a $10.8 million increase in net interest income, a $6.5 million decrease in the provision for possible loan losses and a $1.7 million increase in non-interest income. The impact of these items was partly offset by a $12.9 million increase in non-interest expense.

   Net interest income for the three and nine months ended September 30, 2004 increased $7.1 million, or 9.0%, and $10.8 million, or 4.5%, compared to the same periods in 2003. The increases resulted from the positive impact of increases in the average volume of earning assets and the net interest margin. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The Banking segment did not recognize a provision for possible loan losses during the three months ended September 30, 2004; however, during the nine months ended September 30, 2004, the provision for possible loan losses totaled $2.5 million. This compares to $2.0 million and $9.0 million during the three and nine months ended September 30, 2003. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

   Non-interest income for the three and nine months ended September 30, 2004 decreased $1.1 million, or 2.8%, and increased $1.7 million, or 1.4%, compared to the same periods in 2003. The decrease for the three months ended September 30, 2004 was primarily related to a decrease in other service charges and a $1.6 million net loss on securities transactions partly offset by increases in other income and insurance commissions. The increase during the nine months ended September 30, 2004 was primarily due to increases in other income, insurance commissions and service charges on deposit accounts partly offset by a $3.4 million net loss on securities transactions and a decrease in other service charges. See the analysis of service charges on deposit accounts, other service charges, insurance commissions, the net loss on securities transactions and other income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and nine months ended September 30, 2004 increased $3.7 million, or 5.3%, and $12.9 million, or 6.3%, compared to the same periods in 2003. The increases were primarily related to increases in salaries and wages, employee benefits and other non-interest expense. Combined, salaries and wages and employee benefits for the first nine months of 2004 increased $7.7 million from the comparable period in 2003. The increases were primarily the result of merit-based and market-driven salary increases, increased commissions related to higher insurance revenues, increased headcount, increased payroll taxes and increased medical insurance expenses. The increase in other non-interest expense was primarily due to increases in advertising/promotional expense and insurance expense related to director and officer liability policies, among other things.

   Frost Insurance Agency, which is included in the Banking segment, had gross revenues of $8.1 million and $24.7 million during the three and nine months ended September 30, 2004 compared to $7.3 million and $22.9 million during the same periods in 2003. Insurance commissions were the largest component of these revenues, increasing $772 thousand, or 10.6%, during the three months ended September 30, 2004, and increasing $1.7 million, or 7.5%, during the nine months ended September 30, 2004 compared to the same periods in 2003. The increase in insurance commissions and fees during the nine months ended September 30, 2004 was also partly due to an increase in contingent commissions. See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three and nine months ended September 30, 2004 increased $1.0 million, or 61.5%, and $3.0 million, or 57.6%, compared to the same periods in 2003. The increase during the three months ended September 30, 2004 was primarily due to a $1.7 million increase in non-interest income and a $442 thousand increase in net interest income offset by a $572 thousand increase in non-interest expense and a $562 thousand increase in income taxes. The increase during the nine months ended September 30, 2004 was primarily due to a $5.5 million increase in non-interest income and an $850 thousand increase in net interest income offset by a $1.8 million increase in non-interest expense and a $1.6 million increase in income taxes.

   Non-interest income for the three and nine months ended September 30, 2004 increased $1.7 million, or 12.0%, and $5.5 million, or 12.8%, compared to the same periods in 2003. The increases during the three and nine months ended September 30, 2004 were primarily due to increases in trust fees (up $1.6 million and $5.4 million, respectively).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees for the first nine months of 2004. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees during the three and nine months ended September 30, 2004 compared to the same periods in 2003 primarily due to better equity market conditions in 2004 compared to 2003 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Other service charges increased $401 thousand during the nine months ended September 30, 2004 compared to 2003. The increase was primarily due to increases in mutual fund fees partly offset by declines in money market fees. Other non-interest income decreased $291 thousand during the nine months ended September 30, 2004 compared to 2003. The decrease was primarily due to declines in income from sales of annuity products.

   Non-interest expense for the three and nine months ended September 30, 2004 increased $572 thousand, or 4.6%, and $1.8 million, or 4.7%, compared to the same periods in 2003. The increases were primarily due to increases in salaries and wages and employee benefits.

Non-Banks

   The net loss for the Non-Banks segment increased $786 thousand and $1.3 million during the three and nine months ended September 30, 2004 compared to the same periods in 2003. The higher losses resulted from decreases in net interest income during 2004. The decrease in net interest income resulted from the added interest cost of the junior subordinated deferrable interest debentures issued during the first quarter, the proceeds of which were deposited in a demand account at Frost Bank.

Income Taxes

   The Corporation recognized income tax expense for the three and nine months ended September 30, 2004 of $17.1 million, for an effective rate of 32.3%, and $49.1 million, for an effective rate of 32.3%, compared to $15.6 million, for an effective rate of 32.3%, and $46.3 million, for an effective rate of 32.1%, for the three and nine months ended September 30, 2003. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $9.5 billion for the nine months ended September 30, 2004 representing a decrease of $158.7 million, or 1.6%, compared to average assets for the same period in 2003. The decrease was reflected in non-earning assets, which included a $322.4 million decrease in average cash and due from banks. The decrease in average cash and due from banks corresponded to a $387.5 million decrease in average correspondent bank deposits, which is further discussed below. Average earning assets increased $180.0 million, or 2.2%, during the first nine months of 2004 compared to the same period in 2003. The growth was primarily in securities, which increased $372.7 million, the majority of which was securities issued by various agencies and corporations of the U.S. government. Average loans for the first nine months of 2004 totaled $4.8 billion, an increase of $273.8 million, or 6.1%, from the same period in 2003. Average federal funds sold and resell agreements for the first nine months of 2004 decreased $463.4 million, or 50.8%, from the same period in 2003. The decrease in average federal funds sold and resell agreements was primarily the result of the Corporation's reduced use of dollar-roll transactions. See the analysis of dollar-roll transactions under the section captioned "Net Interest Income" included elsewhere in this discussion. Total deposits averaged $7.7 billion for the first nine months of 2004, increasing $140.9 million, or 1.9%, compared to the same period in 2003. The growth in average deposits was primarily in interest-bearing accounts, which increased from 59.5% of average total deposits in 2003 to 62.3% of average total deposits in 2004. The decline in average non-interest-bearing deposits was mostly due to the aforementioned $387.5 million, or 42.8%, decrease in average correspondent bank deposits. The decrease in average correspondent bank deposits was primarily related to two large customers.

Loans

Loans were as follows as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003

Commercial and industrial	$2,382,905	$2,352,445	$2,272,484	$2,196,223	$2,162,007
Real estate:
Construction:
Commercial	380,370	350,594	359,510	349,152	353,022
Consumer	29,430	26,728	24,115	23,399	26,232
Land:
Commercial	198,067	196,788	192,353	178,022	165,193
Consumer	3,550	4,724	5,845	5,169	5,175
Commercial real estate mortgages	1,161,500	1,153,801	1,154,518	1,102,138	1,099,563
1-4 family residential mortgages	91,077	96,058	105,769	113,756	124,814
Other consumer real estate	364,425	335,400	305,075	292,255	281,345

Total real estate	2,228,419	2,164,093	2,147,185	2,063,891	2,055,344

Consumer:
Indirect	4,240	5,217	6,600	8,358	10,653
Other	316,484	294,718	301,861	304,453	286,914
Other	26,163	7,386	8,739	28,962	19,471
Unearned discount	(10,206)	(10,801)	(10,606)	(11,141)	(8,723)

Total	$4,948,005	$4,813,058	$4,726,263	$4,590,746	$4,525,666

   Loans totaled $4.9 billion at September 30, 2004, an increase of $357.3 million, or 7.8%, compared to December 31, 2003. Excluding shared national credits purchased ("SNCs"), 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $321.7 million, or 7.6%, from December 31, 2003. SNCs, which are discussed further below, are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and, as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale.

   At September 30, 2004, the majority of the loan portfolio was comprised of commercial and industrial loans, which totaled $2.4 billion, or 48.2% of total loans, and real estate loans, which totaled $2.2 billion, or 45.0% of total loans. The real estate total includes both commercial and consumer balances.

   Excluding SNCs, commercial and industrial loans increased 6.5% from $2.0 billion at December 31, 2003 to $2.2 billion at September 30, 2004. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios. At September 30, 2004, commercial leases totaled $80.7 million and asset-based loans totaled $31.5 million compared to $77.9 million and $36.7 million at December 31, 2003.

   The Corporation's SNC portfolio totaled $207.0 million at September 30, 2004, increasing $53.1 million, or 34.5%, from $153.9 million at December 31, 2003. New SNC relationships originated during 2004 made up approximately $48.0 million of the total SNC portfolio at September 30, 2004. At September 30, 2004, 44.6% of outstanding SNCs were related to the energy industry, 21.0% of outstanding SNCs were related to the beer and liquor distribution industry and 15.0% were related to the restaurant industry. The remaining SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total SNC portfolio. Additionally, almost all of the outstanding balance of SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management and an existing banking relationship or the expectation of broadening the relationship with other banking products and services.

   Real estate loans totaled $2.2 billion at September 30, 2004 increasing $164.5 million, or 8.0%, compared to December 31, 2003. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $187.2 million, or 9.6%, from December 31, 2003. Commercial real estate loans totaled $1.7 billion at September 30, 2004 and represented 78.1% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2004, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, totaled $809.2 million at September 30, 2004, increasing $61.8 million, or 8.3%, from December 31, 2003. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $79.4 million, or 14.0%, from December 31, 2003. This growth was primarily in home equity loans and home equity lines of credit. The Corporation began originating home equity lines of credit during the fourth quarter of 2003 after the Texas constitution was amended to permit such loans.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003

Consumer real estate:
Construction	$29,430	$26,728	$24,115	$23,399	$26,232
Land	3,550	4,724	5,845	5,169	5,175
Other consumer real estate	364,425	335,400	305,075	292,255	281,345

Total real estate	397,405	366,852	335,035	320,823	312,752

Consumer non-real estate	316,484	294,718	301,861	304,453	286,914
Indirect	4,240	5,217	6,600	8,358	10,653
1-4 family residential mortgages	91,077	96,058	105,769	113,756	124,814

Total	$809,206	$762,845	$749,265	$747,390	$735,133

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, student loans and other similar types of credit facilities. Consumer non-real estate loans increased $12.0 million, or 4.0%, from December 31, 2003. Excluding student loans, consumer non-real estate loans increased $2.8 million, or 1.1%, from December 31, 2003. During the first nine months of 2004, net student loan originations totaled $50.0 million while the aggregate book value of student loans sold was $40.8 million.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2000. At September 30, 2004, the majority of the portfolio was comprised of purchased home improvement and home equity loans as well as new and used automobile loans. The portfolio is not expected to completely pay off before December 31, 2004 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time.

   The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. This portfolio will continue to decline due to the decision to withdraw from the mortgage origination business. High levels of mortgage refinances due to the low interest rate environment have accelerated the decrease.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003

Non-accrual loans:
Commercial and industrial	$38,017	$29,854	$33,184	$35,914	$17,791
Real estate	3,594	10,467	11,506	10,766	11,986
Consumer and other	1,090	725	725	771	4,441

Total non-accrual loans	42,701	41,046	45,415	47,451	34,218

Foreclosed assets:
Real estate	7,726	5,138	4,872	5,054	6,925
Other	8	14	3	289	52

Total foreclosed assets	7,734	5,152	4,875	5,343	6,977

Total non-performing assets	$50,435	$46,198	$50,290	$52,794	$41,195

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.02%	0.96%	1.06%	1.15%	0.91%
Total assets	0.51	0.48	0.50	0.55	0.43

Accruing past due loans:
30 to 89 days past due	$18,250	$26,773	$18,249	$24,419	$27,482
90 or more days past due	5,178	4,513	9,705	14,462	12,304

Total accruing loans past due	$23,428	$31,286	$27,954	$38,881	$39,786

Accruing past due loans as a percentage of total loans:
30 to 89 days past due	0.37%	0.56%	0.39%	0.53%	0.61%
90 or more days past due	0.10	0.09	0.20	0.32	0.27

	0.47%	0.65%	0.59%	0.85%	0.88%

   Non-performing assets at September 30, 2004 decreased 4.5% from December 31, 2003. The decrease was primarily related to a decline in non-accrual real estate loans. During the third quarter of 2004, the non-accrual commercial industrial loans increased $8.2 million. The Corporation placed two commercial and industrial loan relationships totaling $7.2 million and $2.9 million, respectively, on non-accrual status. Also during the third quarter of 2004, non-accrual real estate loans decreased $6.9 million while foreclosed real estate increased $2.6 million, due in part to the foreclosure of a single loan relationship totaling $3.5 million.

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2004, the Corporation had $1.6 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. The balance is made up of three credit relationships of similar size. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $407 thousand and $1.2 million for the three and nine months ended September 30, 2004, compared to $366 thousand and $1.2 million for the same periods in 2003.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2004	2003

Balance at beginning of period	$80,485	$82,587	$83,410	$83,501	$82,584

Provision for possible loan losses	-	2,000	1,998	2,500	9,044

Charge-offs:
Commercial and industrial	(4,426)	(2,555)	(2,710)	(10,730)	(9,403)
Real estate	(796)	(1,537)	(959)	(2,501)	(1,328)
Consumer and other	(1,105)	(1,205)	(813)	(3,317)	(2,303)

Total charge-offs	(6,327)	(5,297)	(4,482)	(16,548)	(13,034)

Recoveries:
Commercial and industrial	1,465	583	2,042	4,900	3,553
Real estate	524	21	36	616	163
Consumer and other	967	591	406	2,145	1,100

Total recoveries	2,956	1,195	2,484	7,661	4,816

Net charge-offs	(3,371)	(4,102)	(1,998)	(8,887)	(8,218)

Balance at end of period	$77,114	$80,485	$83,410	$77,114	$83,410

Ratio of allowance for possible loan losses to:
Total loans	1.56%	1.67%	1.84%	1.56%	1.84%
Non-accrual loans	180.59	196.08	243.76	180.59	243.76
Ratio of net charge-offs to average total loans	0.28	0.34	0.18	0.25	0.25

   The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The Corporation's allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Corporation's process for the determination of the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

   No provision for possible loan losses was recorded for the three months ended September 30, 2004 while the provision for possible loan losses totaled $2.5 million for the nine months ended September 30, 2004 representing decreases of $2.0 million and $6.5 million from the same periods in 2003 and a decrease of $2.0 million from the second quarter of 2004. Higher provisions were considered necessary during 2003 due to the relative economic conditions prevailing at the time. The decrease in the provision during 2004 reflects the fact that the Corporation has recently experienced positive trends in several important credit quality measures including the levels of past due loans, potential problem loans, criticized assets and net loan charge-offs. For the third quarter of 2004, the Corporation did not record a provision for possible loan losses primarily due to a reduction in the overall level of criticized loans. While the Corporation had a $1.7 million net increase in non-performing loans during the third quarter of 2004, many of the non-performing loans outstanding as of September 30, 2004 had sufficient allowance allocations assigned to them prior to such quarter (and prior to being placed on non-accrual status) and additional provisions related to these credits during such quarter were considered unnecessary.

   The ratio of the allowance for possible loan losses to total loans decreased 26 basis points to 1.56% at September 30, 2004 from 1.82% at December 31, 2003, primarily due to the increase in loan volume and the recognition of net loan charge-offs in excess of provisions for possible loan losses during the period. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At September 30, 2004, shareholders' equity totaled $826.2 million compared to $770.0 million at December 31, 2003 and $760.3 million at September 30, 2003. In addition to net income of $103.0 million, other significant changes in shareholders' equity during the first nine months of 2004 included $36.0 million in treasury stock purchases, $39.9 million of dividends paid and $23.8 million in proceeds from stock option exercises and the related tax benefits of $7.7 million. The accumulated other comprehensive income component of shareholders' equity totaled $4.7 million at September 30, 2004 compared to accumulated other comprehensive income of $8.1 million at December 31, 2003 and $15.0 million at September 30, 2003. These fluctuations primarily resulted from changes in the fair value of securities available for sale, net of taxes. Under regulatory requirements, the net unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.24, $0.265 and $0.265 per common share during the first, second and third quarters of 2004 and quarterly dividends of $0.22, $0.24 and $0.24 per common share in the first, second and third quarters of 2003. This equates to dividend payout ratios of 38.2% and 38.7% during the three and nine months ended September 30, 2004 and 37.8% and 36.8% during the three and nine months ended September 30, 2003.

   The Corporation currently maintains two stock repurchase plans authorized by the Corporation's board of directors. The plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under the plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation's board of directors approved the first of the two stock repurchase plans on October 23, 2003. This plan authorizes the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 at various prices in the open market or through private transactions. Under the plan, during the nine months ended September 30, 2004, the Corporation repurchased 851.8 thousand shares at a cost of $35.9 million, all of which occurred during the first quarter. Since the inception of the plan through September 30, 2004, the Corporation has repurchased a total of 1.1 million shares at a cost of $46.7 million. The Corporation's board of directors approved the other stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 at various prices in the open market or through private transactions. As of September 30, 2004, no shares had been repurchased under this plan. Additional details related to the Corporation's stock repurchases are presented in Part II, Item 2 - Changes in Securities and Use of Proceeds, included elsewhere in this report.

   Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Corporation seeks to ensure its funding needs are met by maintaining a level of liquid funds through asset/liability management.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. These limitations do not currently prevent Frost Bank from paying normal dividends to Cullen/Frost. At September 30, 2004, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $186.0 million. Cullen/Frost also had outside funding sources available including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at September 30, 2004.

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

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	September 30, 2004			September 30, 2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,218	$41	0.88%	$9,373	$88	1.25%
Securities:
U.S. Treasury	-	-	-	33,174	303	1.22
U.S. Government agencies and corporations	2,723,103	94,253	4.59	2,326,340	84,607	4.85
States and political subdivisions
Tax-exempt	212,726	10,353	6.72	201,013	9,923	6.58
Taxable	1,597	110	8.99	1,641	82	6.63
Other	36,271	797	2.93	38,789	939	3.23

Total securities	2,973,697	105,513	4.72	2,600,957	95,854	4.91
Federal funds sold and resell agreements	448,987	4,245	1.24	912,406	8,105	1.17
Loans, net of unearned discounts	4,755,984	180,423	5.07	4,482,150	176,857	5.28

Total Earning Assets and Average Rate Earned	8,184,886	290,222	4.73	8,004,886	280,904	4.69
Cash and due from banks	781,923			1,104,329
Allowance for possible loan losses	(82,616)			(83,596)
Premises and equipment	168,490			168,992
Accrued interest and other assets	428,822			445,623

Total Assets	$9,481,505			$9,640,234

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,336,929			$2,099,414
Correspondent banks	516,853			904,347
Public funds	49,691			55,565

Total non-interest-bearing demand deposits	2,903,473			3,059,326
Interest-bearing deposits:
Savings and interest checking	1,160,169	721	0.08	1,033,254	721	0.09
Money market deposit accounts	2,402,204	16,562	0.92	2,106,597	15,882	1.01
Time accounts	870,232	7,151	1.10	1,023,172	10,257	1.34
Public funds	358,189	2,287	0.85	331,008	2,487	1.00

Total interest-bearing deposits	4,790,794	26,721	0.75	4,494,031	29,347	0.87

Total deposits	7,694,267			7,553,357
Federal funds purchased and repurchase agreements	523,122	3,377	0.85	940,000	3,028	0.42
Junior subordinated deferrable interest debentures	207,390	8,839	5.68	103,093	6,551	8.47
Subordinated notes payable and other notes	150,000	3,550	3.16	150,533	3,540	3.14
Federal Home Loan Bank advances	1,181	49	5.58	12,287	299	3.26

Total Interest-Bearing Funds and Average
Rate Paid	5,672,487	42,536	1.00	5,699,944	42,765	1.00

Accrued interest and other liabilities	133,099			156,046

Total Liabilities	8,709,059			8,915,316
Shareholders' Equity	772,446			724,918

Total Liabilities and Shareholders' Equity	$9,481,505			$9,640,234

Net interest income		$247,686			$238,139

Net interest spread			3.73%			3.69%

Net interest income to total average earning assets			4.04%			3.98%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2004			June 30, 2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,662	$15	1.02%	$7,599	$17	0.88%
Securities:
U.S. Treasury	-	-	-	-	-	-
U.S. Government agencies and corporations	2,642,068	31,006	4.67	2,807,292	32,074	4.58
States and political subdivisions
Tax-exempt	222,041	3,498	6.48	208,880	3,372	6.64
Taxable	3,383	86	9.78	485	8	7.02
Other	33,625	278	3.31	36,172	252	2.78

Total securities	2,901,117	34,868	4.80	3,052,829	35,706	4.70
Federal funds sold and resell agreements	565,894	2,159	1.49	401,198	1,087	1.07
Loans, net of unearned discounts	4,844,474	64,394	5.29	4,792,287	59,286	4.98

Total Earning Assets and Average Rate Earned	8,317,147	101,436	4.85	8,253,913	96,096	4.68
Cash and due from banks	678,423			836,718
Allowance for possible loan losses	(80,080)			(82,990)
Premises and equipment	168,024			168,853
Accrued interest and other assets	431,391			440,468

Total Assets	$9,514,905			$9,616,962

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,452,910			$2,330,855
Correspondent banks	394,055			577,490
Public funds	43,984			50,893

Total non-interest-bearing demand deposits	2,890,949			2,959,238
Interest-bearing deposits:
Savings and interest checking	1,172,554	318	0.11	1,166,483	203	0.07
Money market deposit accounts	2,505,197	6,561	1.04	2,385,241	5,107	0.86
Time accounts	848,834	2,504	1.17	862,685	2,280	1.06
Public funds	351,207	870	0.99	328,647	656	0.80

Total interest-bearing deposits	4,877,792	10,253	0.84	4,743,056	8,246	0.70

Total deposits	7,768,741			7,702,294
Federal funds purchased and repurchase agreements	465,732	1,271	1.07	644,245	1,083	0.66
Junior subordinated deferrable interest debentures	226,805	3,154	5.56	226,805	3,059	5.40
Subordinated notes payable and other notes	150,000	1,325	3.53	150,000	1,116	2.98
Federal Home Loan Bank advances	990	14	5.90	1,059	16	5.96

Total Interest-Bearing Funds and Average
Rate Paid	5,721,319	16,017	1.11	5,765,165	13,520	0.94

Accrued interest and other liabilities	126,817			134,663

Total Liabilities	8,739,085			8,859,066
Shareholders' Equity	775,820			757,896

Total Liabilities and Shareholders' Equity	$9,514,905			$9,616,962

Net interest income		$85,419			$82,576

Net interest spread			3.74%			3.74%

Net interest income to total average earning assets			4.09%			4.02%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2004			December 31, 2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,399	$10	0.74%	$7,370	$17	0.90%
Securities:
U.S. Treasury	-	-	-	-	-	-
U.S. government agencies and corporations	2,720,840	31,174	4.66	2,670,767	31,102	4.66
States and political subdivisions:
Tax-exempt	207,154	3,483	7.08	200,343	3,260	6.78
Taxable	904	15	7.03	1,164	20	6.51
Other	39,046	267	2.73	39,384	290	2.95

Total securities	2,967,944	34,939	4.79	2,911,658	34,672	4.76
Federal funds sold and resell agreements	378,585	998	1.04	567,427	1,495	1.03
Loans, net of unearned discounts	4,630,218	56,743	4.93	4,543,008	57,046	4.98

Total Earning Assets and Average Rate Earned	7,982,146	92,690	4.69	8,029,463	93,230	4.62
Cash and due from banks	831,764			875,654
Allowance for possible loan losses	(84,805)			(83,676)
Premises and equipment	168,600			167,855
Accrued interest and other assets	415,717			432,254

Total Assets	$9,313,422			$9,421,550

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,225,746			$2,236,255
Correspondent banks	580,363			683,720
Public funds	54,260			53,647

Total non-interest-bearing demand deposits	2,860,369			2,973,622
Interest-bearing deposits:
Savings and interest checking	1,141,332	200	0.07	1,110,152	196	0.07
Money market deposit accounts	2,315,043	4,894	0.85	2,292,637	4,719	0.82
Time accounts	899,412	2,367	1.06	937,510	2,535	1.07
Public funds	394,791	761	0.78	334,609	609	0.72

Total interest-bearing deposits	4,750,578	8,222	0.70	4,674,908	8,059	0.68

Total deposits	7,610,947			7,648,530
Federal funds purchased and repurchase agreements	460,020	1,023	0.88	600,858	1,032	0.67
Junior subordinated deferrable interest debentures	168,348	2,626	6.24	103,093	2,184	8.47
Subordinated notes payable and other notes	150,000	1,109	2.96	150,000	1,105	2.95
Federal Home Loan Bank advances	1,497	19	5.10	6,927	44	2.50

Total Interest-Bearing Funds and Average
Rate Paid	5,530,443	12,999	0.94	5,535,786	12,424	0.89

Accrued interest and other liabilities	139,025			151,214

Total Liabilities	8,529,837			8,660,622
Shareholders' Equity	783,585			760,928

Total Liabilities and Shareholders' Equity	$9,313,422			$9,421,550

Net interest income		$79,691			$80,806

Net interest spread			3.75%			3.73%

Net interest income to total average earning assets			4.03%			4.01%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2003

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,481	$23	1.04%
Securities:
U.S. Treasury	17,975	65	1.43
U.S. government agencies and corporations	2,352,036	27,248	4.63
States and political subdivisions:
Tax-exempt	202,374	3,314	6.55
Taxable	1,369	23	6.70
Other	44,430	295	2.65

Total securities	2,618,184	30,945	4.73
Federal funds sold and resell agreements	998,842	2,617	1.03
Loans, net of unearned discounts	4,457,410	57,568	5.12

Total Earning Assets and Average Rate Earned	8,082,917	91,153	4.48
Cash and due from banks	1,113,310
Allowance for possible loan losses	(83,867)
Premises and equipment	167,575
Accrued interest and other assets	457,266

Total Assets	$9,737,201

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,207,610
Correspondent banks	937,025
Public funds	58,402

Total non-interest-bearing demand deposits	3,203,037
Interest-bearing deposits:
Savings and interest checking	1,047,568	188	0.07
Money market deposit accounts	2,201,973	4,805	0.87
Time accounts	979,206	2,920	1.18
Public funds	315,889	650	0.82

Total interest-bearing deposits	4,544,636	8,563	0.75

Total deposits	7,747,673
Federal funds purchased and repurchase agreements	852,248	453	0.21
Junior subordinated deferrable interest debentures	103,093	2,183	8.47
Subordinated notes payable and other notes	150,389	1,133	3.01
Federal Home Loan Bank advances	9,783	65	2.58

Total Interest-Bearing Funds and Average
Rate Paid	5,660,149	12,397	0.87

Accrued interest and other liabilities	143,023

Total Liabilities	9,006,209
Shareholders' Equity	730,992

Total Liabilities and Shareholders' Equity	$9,737,201

Net interest income		$78,756

Net interest spread			3.61%

Net interest income to total average earning assets			3.88%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   The disclosures set forth in this item are qualified by the section captioned "Forward-Looking Statements and Factors that Could Affect Future Results" included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report, and other cautionary statements set forth elsewhere in this report.

   Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2003 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2003.

   The Corporation utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 or 175 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

   As of September 30, 2004, the model simulations project that 100 and 200 basis point increases in interest rates will result in positive variances in net interest income of 1.9% and 3.0%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 175 basis points will result in negative variances in net interest income of 2.8% and 5.1%, respectively, relative to the base case over the next 12 months. The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances. The effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a $367 thousand, or 0.13%, negative variance in net interest income while the effect of a 175 basis point decrease in interest rates on the Corporation's derivative holdings would result in a $371 thousand, or 0.15%, positive variance in net interest income.

   The effects of hypothetical fluctuations in interest rates on the Corporation's securities classified as "trading" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," are not significant, and, as such, separate quantitative disclosure is not presented.

Item 4. Controls and Procedures

   As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Corporation's management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended September 30, 2004.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans(1)	End of the Period

July 1, 2004 to July 31, 2004	-	$-	-	2,180,300
August 1, 2004 to August 31, 2004	993 (2)	44.91	-	2,180,300
September 1, 2004 to September 30, 2004	-	-	-	2,180,300

Total	993	$44.91	-

(1)

The Corporation currently maintains two stock repurchase plans authorized by the Corporation's board of directors. The Corporation's board of directors approved the first of the two stock repurchase plans on October 23, 2003. Under this plan, the Corporation is authorized to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 at various prices in the open market or through private transactions. Since the inception of the plan through September 30, 2004, the Corporation has repurchased a total of 1.1 million shares at a cost of $46.7 million. The Corporation's board of directors approved the other stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 at various prices in the open market or through private transactions. As of September 30, 2004, no shares had been repurchased under this plan.

(2)	Includes repurchases made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

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

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, the Corporation filed the following reports on Form 8-K:

	w	Current Report on Form 8-K dated July 28, 2004, which contained a press release announcing financial results for the quarter ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.

(Registrant)

Date: October 27, 2004	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)