Form 10-K
period 2004-12-31
CULLEN FROST BANKERS INC
filed 2005-02-04
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

(210) 220-4011

(Registrant’s telephone number, including area code)

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

      As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $2.2 billion.

      As of January 31, 2005, there were 51,902,952 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders of Cullen/ Frost Bankers, Inc. to be held on May 18, 2005 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

The Corporation

       Cullen/ Frost Bankers, Inc. (“Cullen/ Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout 12 Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2004, Cullen/ Frost had consolidated total assets of $10.0 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.

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

      The Corporation serves a wide variety of industries including, among others, energy, manufacturing, services, construction retail, telecommunications, healthcare, military and transportation. The Corporation’s customer base is similarly diverse. The Corporation is not dependent upon any single industry or customer.

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

      Although Cullen/ Frost is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Cullen/ Frost are generally required to act as a source of financial strength for their subsidiary banks. The principal source of Cullen/ Frost’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which these subsidiaries can pay dividends or otherwise supply funds to Cullen/ Frost. See the section captioned “Supervision and Regulation” for further discussion of these matters.

      Cullen/ Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/ Frost

The New Galveston Company

      Incorporated under the laws of Delaware, The New Galveston Company is a wholly owned second-tier financial holding company and bank holding company, which directly owns all of Cullen/ Frost’s banking and non-banking subsidiaries with the exception of Cullen/ Frost Capital Trust I and Cullen/ Frost Capital Trust II.

Cullen/ Frost Capital Trust I and Cullen/ Frost Capital Trust II

      Cullen/ Frost Capital Trust I (“Trust I”) and Cullen/ Frost Capital Trust II (“Trust II”) are Delaware statutory business trusts formed in 1997 and 2004, respectively, for the purpose of issuing $100 million and $120 million, respectively, in trust preferred securities and lending the proceeds to Cullen/ Frost. Cullen/ Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

      Trust I and Trust II are variable interest entities (VIEs) for which the Corporation is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” In accordance with FIN 46R, which was implemented in the fourth quarter of 2003, the accounts of Trust I and Trust II are not included in the Corporation’s consolidated financial statements. Prior to the fourth quarter of 2003, the financial statements of Trust I were included in the consolidated financial statements of the Corporation because Cullen/ Frost owns all of the outstanding common equity securities of the Trust. See the Corporation’s accounting policy related to consolidation in Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

      Despite the fact that the accounts of Trust I and Trust II are not included in the Corporation’s consolidated financial statements, the $220 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/ Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. Based on the proposed rule, the Corporation expects to include all of its $220 million in trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital. See Note 9 — Borrowed Funds and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

The Frost National Bank

      The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through 78 financial centers and 121 ATMs across Texas. Frost Bank serves the Texas metropolitan areas of Austin, Boerne, Corpus Christi, Dallas, Fort Worth, Galveston, Harlingen, Houston, McAllen, New Braunfels, San Antonio and San Marcos. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2004, Frost Bank had consolidated total assets of $9.9 billion and total deposits of $8.2 billion and was one of the largest commercial banks headquartered in the State of Texas.

      Significant services offered by Frost Bank include:

•	Commercial Banking. Frost Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing, as well as commercial leasing and treasury management services.

•	Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities, and brokerage services.

•	International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (generally only in U.S. dollars), making loans (in U.S. dollars only), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.

•	Correspondent Banking. Frost Bank acts as correspondent for approximately 281 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•	Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2004, the estimated fair value of trust assets was $17.1 billion, including managed assets of $7.8 billion and custody assets of $9.3 billion.

•	Capital Markets — Fixed-Income Services. Frost Bank’s Capital Markets Division was formed to meet the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, and securities safekeeping and clearance.

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

Frost Premium Finance Corporation

      Incorporated during the fourth quarter of 2004, Frost Premium Finance Corporation is a wholly owned subsidiary of Frost Bank that, beginning in 2005, will make loans to qualified borrowers for the purpose of financing their purchase of property and casualty insurance.

Frost Securities, Inc.

      Frost Securities, Inc. is a wholly owned subsidiary that provides advisory and private equity services to middle market companies in Texas.

Main Plaza Corporation

      Main Plaza Corporation is a wholly owned non-banking subsidiary that occasionally makes loans to qualified borrowers. Loans are funded with current cash or borrowings against internal credit lines.

Daltex General Agency, Inc.

      Daltex General Agency, Inc. is a wholly owned non-banking subsidiary that operates as a managing general insurance agency providing insurance on certain auto loans financed by Frost Bank.

Other Subsidiaries

      Cullen/ Frost has various other subsidiaries that are not significant to the consolidated entity.

Operating Segments

       Cullen/ Frost’s operations are managed along two reportable operating segments consisting of Banking and the Financial Management Group. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 — Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

Regulatory Agencies

      Cullen/ Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/ Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

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

Bank Holding Company Activities

      In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”), which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

      In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

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

Dividends

      The principal source of Cullen/ Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and without adversely affecting its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $207.2 million to Cullen/ Frost, without obtaining affirmative governmental approvals, at December 31, 2004. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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

      Bank holding companies and banks are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

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

      Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Cullen/ Frost believes that, as of December 31, 2004, its bank subsidiary, Frost Bank, was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

      The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS’s new capital accord in mid-year 2005. It is currently anticipated that these authorities would release final rules in mid-year 2006, and that the final rules would become effective in January 2008. The Corporation cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Corporation. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to Cullen/ Frost and its subsidiaries.

Deposit Insurance

      Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Frost Bank was not required to pay any deposit insurance premiums in 2004; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. During 2004, Frost Bank paid $1.2 million in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Depositor Preference

      The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

Community Reinvestment Act

      The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

      A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Cullen/ Frost’s bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Legislative Initiatives

      From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Corporation cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation. A change in statutes, regulations or regulatory policies applicable to Cullen/ Frost or any of its subsidiaries could have a material effect on the business of the Corporation.

Employees

       At December 31, 2004, the Corporation employed 3,234 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

       The names, ages as of December 31, 2004, recent business experience and positions or offices held by each of the executive officers of Cullen/ Frost are as follows:

Name and Position Held	Age	Recent Business Experience

T.C. Frost Senior Chairman of the Board and Director	77	Officer and Director of Frost Bank since 1950. Chairman of the Board of Cullen/ Frost from 1973 to October 1995. Member of the Executive Committee of Cullen/ Frost from 1973 to present. Chief Executive Officer of Cullen/ Frost from July 1977 to October 1997. Senior Chairman of Cullen/ Frost from October 1995 to present.

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	58	Officer of Frost Bank since 1973. Executive Vice President of Frost Bank from 1978 to April 1985. President of Frost Bank from April 1985 to August 1993. Chairman of the Board and Chief Executive Officer of Frost Bank from August 1993 to present. Director and Member of the Executive Committee of Cullen/ Frost from August 1993 to present. Chairman of the Board and Chief Operating Officer of Cullen/ Frost from October 1995 to October 1997. Chairman of the Board and Chief Executive Officer of Cullen/ Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	44	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/ Frost from May 1997 to present. Member of the Executive Committee of Cullen/Frost from July 1997 to present.

Phillip D. Green Group Executive Vice President and Chief Financial Officer	50	Officer of Frost Bank since July 1980. Vice President and Controller of Frost Bank from January 1981 to January 1983. Senior Vice President and Controller of Frost Bank from January 1983 to July 1985. Senior Vice President and Treasurer of Cullen/ Frost from July 1985 to April 1989. Executive Vice President and Treasurer of Cullen/ Frost from May 1989 to October 1995. Executive Vice President and Chief Financial Officer of Cullen/ Frost from October 1995 to July 1998. Senior Executive Vice President and Chief Financial Officer from July 1998 to May 2001. Group Executive Vice President and Chief Financial Officer from May 2001 to present.

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

      Cullen/ Frost makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, the Corporation has adopted and posted on its website a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. The Corporation’s website also includes its corporate governance guidelines and the charters for its audit committee, its compensation and benefits committee, and its corporate governance and nominating committee. The address for the Corporation’s website is http://www.frostbank.com. The Corporation will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

ITEM 2.	PROPERTIES

      The Corporation’s primary offices are located in downtown San Antonio, Texas. These facilities, which are owned by the Corporation, house the Corporation’s executive and primary administrative offices, as well as the principal banking headquarters of Frost Bank. The Corporation also owns or leases other facilities within its primary market areas of Austin, Boerne, Corpus Christi, Dallas, Fort Worth, Galveston, Harlingen, Houston, McAllen, New Braunfels, San Antonio and San Marcos. The Corporation considers its properties to be suitable and adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

      The Corporation is subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

      The Corporation’s common stock is traded on The New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2004 and 2003 the high and low intra-day sales prices per share of Cullen/ Frost’s common stock as reported by the NYSE and the cash dividends declared per share.

	2004		2003

Sales Price Per Share	High	Low	High	Low

First quarter	$43.47	$38.84	$33.90	$29.05
Second quarter	45.10	41.05	34.60	30.05
Third quarter	46.50	41.85	39.00	32.00
Fourth quarter	49.20	45.90	41.06	37.31

Cash Dividends Per Share	2004	2003

First quarter	$0.240	$0.22
Second quarter	0.265	0.24
Third quarter	0.265	0.24
Fourth quarter	0.265	0.24

Total	$1.035	$0.94

      As of December 31, 2004, there were 51,923,852 shares of the Corporation’s common stock outstanding held by 1,868 holders of record. The closing price per share of common stock on December 31, 2004, was $48.60.

      The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. See the section captioned “Supervision and Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which are included elsewhere in this report.

     Stock-Based Compensation Plans

      Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2004, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 — Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

	Number of Shares
	to be Issued Upon	Weighted-Average	Number of Shares
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants

Plans approved by shareholders	6,043,950	$30.29	1,159,773
Plans not approved by shareholders	—	—	—

Total	6,043,950	$30.29	1,159,773

Stock Repurchase Plans

      During 2004, the Corporation maintained two stock repurchase plans authorized by the Corporation’s board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation’s board of directors approved the first of the two stock repurchase plans on October 23, 2003. This plan, which was completed in 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October  23, 2005 in the open market or through private transactions. Under the plan, during 2003, the Corporation repurchased 267.9 thousand shares at a cost of $10.7 million. During 2004, the Corporation repurchased the remaining 932.1 thousand shares authorized under the plan at a cost of $39.7 million. The Corporation’s board of directors approved the second stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. As of December 31, 2004, the Corporation has repurchased a total of 533.2 thousand shares under this plan at a cost of $25.5 million.

      The Corporation previously maintained a stock repurchase plan implemented in September 2001. The repurchase plan was terminated during September 2003. No shares were repurchased under this plan in 2003. During 2002, the Corporation repurchased 800.0 thousand shares at a cost of $28.8 million.

      The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2004.

				Maximum
				Number of
				Shares That May
			Total Number of	Yet Be Purchased
			Shares Purchased as	Under the Plans
	Total Number of	Average Price	Part of Publicly	at the End
Period	Shares Purchased	Paid Per Share	Announced Plans(1)	of the Period

October 1, 2004 to October 31, 2004	—	$—	—	2,180,300
November 1, 2004 to November 30, 2004	485 (2)	48.15	—	2,180,300
December 1, 2004 to December 31, 2004	613,500	47.64	613,500	1,566,800

Total	613,985	$47.64	613,500

(1)	Shares purchased under two stock repurchase plans authorized by the Corporation’s board of directors on October 23, 2003 and April 29, 2004, respectively. Additional details related to these plans are set forth elsewhere in this section.

(2)	Includes repurchases made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

ITEM 6.	SELECTED FINANCIAL DATA

      The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2004. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2004 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts are in thousands, except per share data.

	Year Ended December 31,

	2004	2003	2002	2001	2000

Consolidated Statements of Income
Interest income:
Loans, including fees	$249,612	$233,463	$265,514	$343,928	$394,073
Securities	135,035	125,778	120,221	106,933	109,248
Interest-bearing deposits	63	104	172	200	331
Federal funds sold and resell agreements	8,834	9,601	3,991	9,784	8,488

Total interest income	393,544	368,946	389,898	460,845	512,140
Interest expense:
Deposits	39,150	37,406	55,384	118,699	158,858
Federal funds purchased and repurchase agreements	5,775	4,059	5,359	12,054	17,889
Junior subordinated deferrable interest debentures	12,143	8,735	8,735	8,735	8,735
Subordinated notes payable and other borrowings	5,038	4,988	6,647	5,531	4,346

Total interest expense	62,106	55,188	76,125	145,019	189,828

Net interest income	331,438	313,758	313,773	315,826	322,312
Provision for possible loan losses	2,500	10,544	22,546	40,031	14,103

Net interest income after provision for possible loan losses	328,938	303,214	291,227	275,795	308,209
Non-interest income:
Trust fees	53,910	47,486	47,463	48,784	49,266
Service charges on deposit accounts	87,415	87,805	78,417	70,534	60,627
Insurance commissions and fees	30,981	28,660	25,912	18,598	10,698
Other charges, commissions and fees	19,353	18,668	16,860	16,176	15,548
Net gain (loss) on securities transactions	(3,377)	40	88	78	4
Other	36,828	32,702	32,229	29,547	29,472

Total non-interest income	225,110	215,361	200,969	183,717	165,615
Non-interest expense:
Salaries and wages	158,039	146,622	139,227	138,347	133,525
Employee benefits	40,176	38,316	34,614	35,000	28,808
Net occupancy	29,375	29,286	28,883	29,419	27,693
Furniture and equipment	22,771	21,768	22,597	23,727	21,329
Intangible amortization	5,346	5,886	7,083	15,127	15,625
Restructuring charges	—	—	—	19,865	—
Other	89,323	84,157	79,738	78,172	76,832

Total non-interest expense	345,030	326,035	312,142	339,657	303,812
Income from continuing operations before income taxes and cumulative effect of accounting change	209,018	192,540	180,054	119,855	170,012
Income taxes	67,693	62,039	57,821	39,749	58,746

Income from continuing operations	141,325	130,501	122,233	80,106	111,266
Loss from discontinued operations, net of tax	—	—	(5,247)	(2,200)	(2,449)
Cumulative effect of change in accounting for derivatives, net of tax	—	—	—	3,010	—

Net income	$141,325	$130,501	$116,986	$80,916	$108,817

Selected Financial Data (continued)

	As of or for the Year Ended December 31,

	2004	2003	2002	2001	2000

Per Common Share Data
Basic:
Income from continuing operations	$2.74	$2.54	$2.40	$1.55	$2.13
Net income	2.74	2.54	2.29	1.57	2.09
Diluted:
Income from continuing operations	2.66	2.48	2.33	1.50	2.07
Net income	2.66	2.48	2.23	1.52	2.03
Cash dividends declared and paid	1.035	0.94	0.875	0.84	0.76
Book value	15.84	14.87	13.72	11.58	11.14
Common Shares Outstanding
Period-end	51,924	51,776	51,295	51,355	51,430
Weighted-average shares — basic	51,651	51,442	51,001	51,530	52,123
Dilutive effect of stock compensation	1,489	1,216	1,422	1,818	1,534
Weighted-average shares — diluted	53,140	52,658	52,423	53,348	53,657
Performance Ratios
Return on average assets:
Income from continuing operations	1.47%	1.36%	1.46%	1.02%	1.56%
Net income	1.47	1.36	1.40	1.03	1.52
Return on average equity:
Income from continuing operations	17.91	17.78	18.77	13.05	20.87
Net income	17.91	17.78	17.96	13.18	20.41
Net interest income to average earning assets	4.05	3.98	4.58	4.89	5.32
Dividend pay-out ratio	38.06	37.15	38.24	53.51	36.35
Balance Sheet Data
Period-end:
Loans	$5,164,991	$4,590,746	$4,518,913	$4,518,608	$4,534,645
Earning assets	8,891,859	8,132,479	7,709,980	6,811,284	6,421,753
Total assets	9,952,787	9,672,114	9,536,050	8,375,461	7,665,006
Non-interest-bearing demand deposits	2,969,387	3,143,473	3,229,052	2,669,829	2,118,624
Interest-bearing deposits	5,136,291	4,925,384	4,399,091	4,428,178	4,381,066
Total deposits	8,105,678	8,068,857	7,628,143	7,098,007	6,499,690
Long-term debt and other borrowings	377,677	255,845	271,257	284,152	139,307
Shareholders’ equity	822,395	770,004	703,790	594,919	573,026
Average:
Loans	$4,823,198	$4,497,489	$4,536,999	$4,546,596	$4,352,868
Earning assets	8,352,334	8,011,081	6,961,439	6,564,678	6,148,154
Total assets	9,618,849	9,583,829	8,353,145	7,841,823	7,154,300
Non-interest-bearing demand deposits	2,914,520	3,037,724	2,540,432	2,186,690	1,897,172
Interest-bearing deposits	4,852,166	4,539,622	4,353,878	4,364,667	4,154,498
Total deposits	7,766,686	7,577,346	6,894,310	6,551,357	6,051,670
Long-term debt and other borrowings	363,386	264,428	275,136	200,166	170,105
Shareholders’ equity	789,073	733,994	651,273	614,010	533,125
Asset Quality
Allowance for possible loan losses	$75,810	$83,501	$82,584	$72,881	$63,265
Allowance for possible loan losses to period-end loans	1.47%	1.82%	1.83%	1.61%	1.40%
Net loan charge-offs	$10,191	$9,627	$12,843	$30,415	$9,183
Net loan charge-offs to average loans	0.20%	0.21%	0.28%	0.67%	0.21%
Non-performing assets	$39,116	$52,794	$42,908	$37,430	$18,933
Non-performing assets to:
Total loans plus foreclosed assets	0.76%	1.15%	0.95%	0.83%	0.42%
Total assets	0.39	0.55	0.45	0.45	0.25
Consolidated Capital Ratios
Tier 1 risk-based capital ratio	12.83%	11.41%	10.46%	10.14%	10.08%
Total risk-based capital ratio	15.99	15.01	14.16	13.98	11.24
Leverage ratio	9.18	7.83	7.25	7.21	7.54
Average shareholders’ equity to average total assets	8.20	7.66	7.80	7.83	7.45

      The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2004 and 2003. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2004

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$107,458	$99,993	$94,762	$91,331
Interest expense	19,570	16,017	13,520	12,999

Net interest income	87,888	83,976	81,242	78,332
Provision for possible loan losses	—	—	2,000	500
Non-interest income(1)	55,751	55,634	56,336	57,389
Non-interest expense	86,735	86,499	85,199	86,597

Income before income taxes	56,904	53,111	50,379	48,624
Income taxes	18,573	17,140	16,261	15,719

Net income	$38,331	$35,971	$34,118	$32,905

Net income per common share:
Basic	$0.74	$0.70	$0.67	$0.64
Diluted	0.71	0.68	0.65	0.62

	Year Ended December 31, 2003

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$91,949	$89,851	$93,423	$93,723
Interest expense	12,423	12,397	14,754	15,614

Net interest income	79,526	77,454	78,669	78,109
Provision for possible loan losses	1,500	1,998	3,446	3,600
Non-interest income(1)	52,852	55,211	55,260	52,038
Non-interest expense	82,466	82,282	80,216	81,071

Income before income taxes	48,412	48,385	50,267	45,476
Income taxes	15,777	15,622	16,034	14,606

Net income	$32,635	$32,763	$34,233	$30,870

Net income per common share:
Basic	$0.63	$0.64	$0.67	$0.60
Diluted	0.61	0.62	0.65	0.59

(1)	Includes net losses on securities transactions of $1.7 million and $1.6 million during the first and third quarters of 2004. Net gains or losses on securities transactions were not significant during any quarter of 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

       Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Corporation’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Cullen/ Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

      Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Corporation’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Corporation’s organization, compensation and benefit plans.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Corporation’s success at managing the risks involved in the foregoing items.

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

      Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for possible loan losses.

      Stock-based Compensation. The Corporation accounts for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the service period of the award.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 13 — Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Corporation’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Corporation’s employee stock options.

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Share-Based Payment (Revised 2004).” Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Corporation on July 1, 2005. See Note 22 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report.

Overview

       The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2004 and 2003 and results of operations for each of the three years in the period ended December 31, 2004. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. None of the acquisitions had a material impact on the Corporation’s financial statements. See Note 2 — Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

      In 2002, the Corporation discontinued the operations of the capital markets division of its investment banking subsidiary, Frost Securities, Inc. (“FSI”). All operating results for this discontinued component of the Corporation’s operations have been reclassified to “discontinued operations” and are reported separately, net of tax, in the income statement. All prior periods have been restated to reflect this change. See Note 20 — Discontinued Operations in the accompanying notes to consolidated financial statements included elsewhere in this report.

      Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

      Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

       Net income totaled $141.3 million, or $2.66 diluted per common share, in 2004 compared to $130.5 million, or $2.48 diluted per common share, in 2003 and $117.0 million, or $2.23 diluted per common share, in 2002. Income from continuing operations was equal to reported net income in 2004 and 2003, while income from continuing operations totaled $122.2 million, or $2.33 diluted per common share, in 2002. Income from continuing operations does not include the net after-tax effect of losses from the discontinued FSI operations, which totaled $5.2 million in 2002.

      Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2004	2003	2002

Taxable-equivalent net interest income	$337,102	$318,945	$318,772
Taxable-equivalent adjustment	5,664	5,187	4,999

Net interest income	331,438	313,758	313,773
Provision for possible loan losses	2,500	10,544	22,546
Non-interest income	225,110	215,361	200,969
Non-interest expense	345,030	326,035	312,142

Income from continuing operations before income taxes	209,018	192,540	180,054
Income taxes	67,693	62,039	57,821

Income from continuing operations	141,325	130,501	122,233
Loss from discontinued operations, net of tax	—	—	(5,247)

Net income	$141,325	$130,501	$116,986

Basic per common share:
Income from continuing operations	$2.74	$2.54	$2.40
Net income	2.74	2.54	2.29
Diluted per common share:
Income from continuing operations	$2.66	$2.48	$2.33
Net income	2.66	2.48	2.23
Return on average assets:
Income from continuing operations	1.47%	1.36%	1.46%
Net income	1.47	1.36	1.40
Return on average equity:
Income from continuing operations	17.91%	17.78%	18.77%
Net income	17.91	17.78	17.96

      Net income for 2004 increased $10.8 million, or 8.3%, compared to 2003. The increase was primarily due to a $17.7 million increase in net interest income, a $8.0 million decrease in the provision for possible loan losses and a $9.7 million increase in non-interest income. The impact of these items was partly offset by a $19.0 million increase in non-interest expense and increased income tax expense resulting from the higher level of earnings. As stated above, the 2002 net income amount includes the net after-tax effect of losses from the discontinued FSI operations. Because of the loss attributable to discontinued operations, management believes an analysis of income from continuing operations when comparing 2003 to 2002 provides a more relevant comparison. Income from continuing operations for 2003 increased $8.3 million, or 6.8%, compared to 2002. The increase was primarily the result of a $14.4 million increase in non-interest income and a

$12.0 million decrease in the provision for possible loan losses. The impact of these items was partly offset by a $13.9 million increase in non-interest expense and a $4.2 million increase in income tax expense.

      Details of the changes in the various components of net income are further discussed below.

Net Interest Income

       Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 59.6% of total revenue during 2004. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

      The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2002 at 4.75% and remained unchanged until the fourth quarter when the rate decreased 50 basis points to 4.25%. During 2003, the prime rate remained at 4.25% until the end of the second quarter, when the rate decreased 25 basis points to 4.00%. During 2004, the prime rate increased 25 basis points at end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end 2004 at 5.25%. The federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner. It began 2002 at 1.75% and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25% until the end of the second quarter, when the rate decreased 25 basis points to 1.00%. During 2004, the federal funds rate increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end 2004 at 2.25%.

      The Corporation’s balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with demand deposits historically being a significant source of funds. This lower-cost funding base has historically had a positive impact on the Corporation’s net interest income and net interest margin. However, in a sustained declining or low interest rate environment, such as the interest rate environment experienced since early 2001, the Corporation experiences compression of its net interest margin. This compression results from resistance to further reductions in the interest rates paid on the Corporation’s already low cost deposit base, which, in turn, results in a disproportionately larger decrease in the yields on the Corporation’s earning assets. However, the prime interest rate and the federal funds rate increases discussed above are expected to have a positive impact on the Corporation’s net interest income and net interest margin. Further analysis of the components of the Corporation’s net interest margin is presented below.

      The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented on pages 98 and 99 of this report.

	2004 vs. 2003			2003 vs. 2002

	Increase (decrease)			Increase (decrease)
	due to change in			due to change in

	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$(12)	$(29)	$(41)	$(29)	$(66)	$(95)
Federal funds sold and resell agreements	3,871	(4,638)	(767)	(1,436)	7,046	5,610
Securities:
Taxable	(2,612)	11,269	8,657	(20,492)	25,751	5,259
Tax-exempt	220	734	954	(779)	1,270	491
Loans	(620)	16,892	16,272	(29,732)	(2,297)	(32,029)

Total earning assets	847	24,228	25,075	(52,468)	31,704	(20,764)

Savings and interest checking	60	114	174	(968)	84	(884)
Money market deposits accounts	952	2,955	3,907	(6,693)	3,434	(3,259)
Time accounts	(1,067)	(1,553)	(2,620)	(9,002)	(2,972)	(11,974)
Public funds	(67)	350	283	(1,782)	(78)	(1,860)
Federal funds purchased and repurchase agreements	3,007	(1,291)	1,716	(4,878)	3,578	(1,300)
Junior subordinated deferrable interest debentures	(2,132)	5,541	3,409	—	—	—
Subordinated notes payable and other notes	343	(14)	329	(1,193)	(64)	(1,257)
Federal Home Loan Bank advances	392	(672)	(280)	(105)	(298)	(403)

Total interest-bearing liabilities	1,488	5,430	6,918	(24,621)	3,684	(20,937)

Changes in net interest income	$(641)	$18,798	$18,157	$(27,847)	$28,020	$173

      Taxable-equivalent net interest income for 2004 increased $18.2 million, or 5.7%, compared to 2003 while taxable-equivalent net interest income for 2003 did not significantly change compared to 2002. The increase in taxable-equivalent net interest income during 2004 compared to 2003 was primarily due to the combined effect of a $341.3 million increase in the average volume of earning assets and a seven basis point increase in the net interest margin from 3.98% to 4.05%. Growth in average earning assets during 2004 was primarily in securities, which increased $279.4 million, or 10.4%, and loans, which increased $325.7 million, or 7.2%. These increases were partly offset by a $261.2 million, or 31.6%, decrease in average federal funds sold and resell agreements. The shift in the relative proportion of interest-earning assets to higher yielding loans and securities from federal funds sold and resell agreements combined with increases in market interest rates during 2004 helped improve the average yield on earning assets which, in turn, helped improve the Corporation’s net interest margin. The lack of significant fluctuation in net interest income for 2003 compared to 2002 resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. The average volume of earning assets during 2003 increased almost $1.1 billion compared to 2002 while over the same time period the net interest margin decreased 60 basis points from 4.58% to 3.98%. Growth in average earning assets during 2003 was primarily in federal funds sold and resell agreements and U.S. government agency securities. The decrease in the net interest margin in 2003 compared to 2002 was primarily the result of the general decline in market interest rates and the compression resulting from disproportionately larger decreases in the yields on earning assets.

During 2003 and to a lesser extent in 2004, the net interest margin was also impacted by the use of dollar-roll repurchase agreements, as discussed below.

      The Corporation has utilized dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a “similar” security rather than the identical security initially sold. The Corporation funded investments in federal funds sold and resell agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation was able to capitalize on the spread between the yield earned on federal funds sold and resell agreements and the cost of the dollar-roll repurchase agreements. The spread had a positive effect on the dollar amount of net interest income, which increased by approximately $989 thousand and $4.9 million during 2004 and 2003, respectively, as a result of the dollar-roll transactions. However, because the funds were invested in lower yielding federal funds sold and resell agreements, the dollar-roll transactions had a negative impact on the Corporation’s net interest margin. The average volume of dollar-roll transactions decreased $313.9 million from $406.2 million in 2003 to $92.3 million in 2004. As a result, the average volume of federal funds sold and resell agreements during 2004 decreased $261.2 million, or 31.6%. The decline in the relative proportion of these short-term investments to total average earning assets during 2004 helped improve the average yield on earning assets. The average yield on earning assets increased from 4.67% for 2003 to 4.79% for 2004. At the same time, the average cost of interest-bearing liabilities increased from 0.98% for 2003 to 1.07% for 2004. As a result of these changes, the Corporation’s net interest margin increased from 3.98% in 2003 to 4.05% in 2004.

      The above table, which presents changes in taxable-equivalent net interest income resulting from changes in the average volumes of earning assets and interest-bearing liabilities and changes in the average interest rates on those assets and liabilities, indicates that, despite the seven basis point increase in the net interest margin during 2004 compared to 2003, changes in interest rates resulted in a decrease in net interest income of $641 thousand. This primarily resulted from the Corporation’s use of dollar-roll repurchase agreements. Of the total $3.0 million increase in interest expense on federal funds purchased and repurchase agreements due to changes in interest rates, or the rate variance, $2.1 million related to dollar-roll repurchase agreements.

      As detailed above, the Corporation has experienced significant fluctuations in the average volume of federal funds sold and resell agreements during the reported periods mainly due to the changes in the level of dollar-roll transactions. The average volume of securities increased $279.4 million in 2004 compared to 2003 and increased $513.8 million in 2003 compared to 2002. Securities growth during both years was primarily in U.S. government agency securities. The average yield on securities was 4.77% in 2004 compared to 4.87% in 2003 and 5.76% in 2002. The average volume of loans, the Corporation’s primary category of earning assets, increased $325.7 million during 2004 compared to 2003 while there was no significant fluctuation in the average volume of loans in 2003 compared to 2002. The average yield on loans was 5.19% in 2004 compared to 5.20% in 2003 and 5.86% in 2002.

      The average volume of deposits increased $189.3 million in 2004 compared to 2003 and increased $683.0 million in 2003 compared to 2002. The growth in average deposits during 2004 compared to 2003 was primarily in interest-bearing deposits. Accordingly, the ratio of average interest-bearing deposits to total average deposits increased to 62.5% in 2004 from 59.9% in 2003. The average cost of interest-bearing deposits and total deposits was 0.81% and 0.50% during 2004 compared to 0.82% and 0.49% during 2003. The decline in the average cost of interest-bearing deposits was partly the result of a shift in the relative proportion of interest-bearing deposits to lower-cost savings, interest checking and money market accounts from higher-cost time deposits. Non-interest-bearing deposits made up 72.8% of the growth in average deposits during 2003 compared to 2002. Accordingly, the ratio of average interest-bearing deposits to total average deposits decreased to 59.9% in 2003 compared to 63.2% in 2002. The change in deposit mix, combined with a general decline in market rates, had the effect of reducing the average cost of interest-bearing deposits and total deposits from 1.27% and 0.80% in 2002 to 0.82% and 0.49% in 2003. This decrease in the average cost of deposits helped mitigate a portion of the impact of declining yields on earning assets on the Corporation’s net interest income.

      The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.72% in 2004 compared to 3.69% in 2003 and 4.16% in 2002. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

      The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 17 — Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

       The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $2.5 million in 2004 compared to $10.5 million in 2003 and $22.5 million in 2002. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

       The components of non-interest income were as follows:

	2004	2003	2002

Trust fees	$53,910	$47,486	$47,463
Service charges on deposit accounts	87,415	87,805	78,417
Insurance commissions and fees	30,981	28,660	25,912
Other charges, commissions and fees	19,353	18,668	16,860
Net gain (loss) on securities transactions	(3,377)	40	88
Other	36,828	32,702	32,229

Total	$225,110	$215,361	$200,969

      Total non-interest income for 2004 increased $9.7 million, or 4.5%, compared to 2003 while total non-interest income for 2003 increased $14.4 million, or 7.2%, compared to 2002. Changes in the various components of non-interest income are discussed in more detail below.

      Trust Fees. Trust fee income for 2004 increased $6.4 million, or 13.5%, compared to 2003, while trust fee income for 2003 did not significantly fluctuate compared to 2002. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees in 2004, 2003 and 2002. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

      The increase in trust fee income during 2004 compared to 2003 was primarily the result of increases in investment fees (up $4.3 million), custody fees (up $743 thousand), oil and gas trust management fees (up $702 thousand), financial consulting fees (up $621 thousand), real estate fees (up $175 thousand), and tax fees (up $148 thousand). These increases were offset by a decrease in estate fees (down $285 thousand). The increase in investment fees was primarily due to better equity market conditions in 2004 compared to 2003 and growth in overall trust assets and the number of trust accounts.

      Trust fee income for 2003 did not significantly fluctuate compared to 2002 as an increase in oil and gas trust management fees (up $1.1 million) and an increase in real estate trust management fees (up $167 thousand) were offset by a decline in investment fees (down $1.0 million) and a decline in estate fees (down $260 thousand). The increase in oil and gas trust management fees resulted as accounts with oil and gas properties are charged based on energy prices, which saw improvement over 2002. The decline in investment fees was primarily due to weaker equity market conditions overall in 2003 compared to 2002, despite improvements in the latter part of 2003. Additionally, during the first quarter of 2003, the Corporation began outsourcing the administration of certain employee benefit plans, which resulted in lower investment fees.

      At December 31, 2004, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (44.9% of trust assets), fixed income securities (37.9% of trust assets) and cash equivalents (10.8% of trust assets). The estimated fair value of trust assets was $17.1 billion (including managed assets of $7.8 billion and custody assets of $9.3 billion) at December 31, 2004, compared to $14.8 billion (including managed assets of $6.6 billion and custody assets of $8.2 billion) at December 31, 2003 and $12.6 billion (including managed assets of $5.9 billion and custody assets of $6.7 billion) at December 31, 2002.

      Service Charges on Deposit Accounts. Service charges on deposit accounts for 2004 did not significantly fluctuate compared to 2003 as a decrease in service charges on consumer accounts (down $2.6 million) was offset by increases in overdraft fees on consumer accounts (up $806 thousand), service charges on commercial accounts (up $789 thousand), point-of-sale income from check-card usage (up $410 thousand) and non-sufficient funds charges on consumer accounts (up $384 thousand). The decline in service charges on consumer accounts primarily resulted from the reduction of certain maintenance and transaction fees applicable to all types of consumer checking accounts effective October 4, 2003. The increase in overdraft fees on consumer accounts was primarily due to the expanded use of the Corporation’s overdraft courtesy product. The increase in service charges on commercial accounts was primarily related to increased treasury management revenues. The increased treasury management revenues resulted primarily from higher levels of billable services as well as a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for more of their services through fees rather than through the use of deposit balances.

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

      Insurance Commissions and Fees. Insurance commissions and fees for 2004 increased $2.3 million, or 8.1%, compared to 2003. The majority of the increase was related to higher commission income (up $1.5 million). Most of the increase (approximately $1.4 million) relates to an insurance agency acquired during the third quarter of 2004. Additional information related to the acquisition of the insurance agency is presented in Note 2 — Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. The increase in insurance commissions and fees during 2004 was also partly due to an increase in contingent commissions. Contingent commissions increased $782 thousand to $3.1 million during 2004 from $2.3 million during 2003. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.3 million and $1.9 million during 2004 and 2003. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $849 thousand and $495 thousand during 2004 and 2003.

      Insurance commissions and fees for 2003 increased $2.7 million, or 10.6%, compared to 2002 primarily due to the combined result of continued selling efforts and the effect of a tighter market for certain products resulting in higher insurance premiums and related commission revenues. Additionally, total contingent commissions increased $1.1 million compared to 2002. The Corporation also acquired a small insurance agency during the first quarter of 2003.

      Other Charges, Commissions and Fees. Other charges, commissions and fees for 2004 increased $685 thousand, or 3.7%, compared to 2003. The increase was primarily due to increases in mutual fund fees (up $660 thousand), income associated with the factoring of accounts receivable (up $311 thousand), corporate advisory services (up $211 thousand), and letters of credit fees (up $206 thousand). These increases were partly offset by a reduction in the accelerated realization of deferred loan fees (down $686 thousand) due to a decline in loan prepayments. During 2003, the Corporation accelerated the realization of certain deferred loan fees because of loan prepayments.

      Other charges, commissions and fees for 2003 increased $1.8 million, or 10.7%, compared to 2002. The increase was primarily due to increases in investment banking fees (up $1.5 million), accelerated realization of deferred loan fees due to loan prepayments (up $1.2 million) and increases in various other miscellaneous service charges. The increase in investment banking fees was primarily from corporate advisory services. Offsetting the aforementioned increases in other charges, commissions and fee items were decreases in money market fees (down $489 thousand), letter of credit fees (down $376 thousand), and ATM service fees (down $146 thousand) and income associated with the factoring of accounts receivable (down $143 thousand). The decrease in letter of credit fees was primarily due to the deferral of certain fees in accordance with a new accounting standard (see Note 22 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report).

      Net Gain (Loss) on Securities Transactions. The Corporation realized a net loss on securities transactions of $3.4 million during 2004. Net gains on securities transactions in 2003 and 2002 were not significant. During the third quarter of 2004, the Corporation sold $228.5 million (amortized cost) of callable U.S. government agency securities, which resulted in approximately $1.6 million of the net loss. After the sales, the Corporation had no callable U.S. government agency securities. The net loss on securities transactions also included a net loss of $1.7 million related to the sale of $366.4 million (amortized cost) of securities during the first quarter. The net loss was primarily related to $176.3 million (amortized cost) of securities sold in connection with a restructuring of the Corporation’s securities portfolio. The Corporation expects these actions to have a positive impact on future net interest income.

      Other Non-Interest Income. Other non-interest income for 2004 increased $4.1 million, or 12.6%, compared to 2003. The increase was primarily due to increases in income from check card usage (up $1.4 million), securities trading activities (up $1.3 million), rental income (up $1.2 million), and other miscellaneous income, which included the reversal of certain previously accrued amounts (totaling $628 thousand) for legal and other contingencies. The Corporation also recognized $1.1 million in income related to the termination and settlement of an operational contract. The impact of these items was partly offset by decreases in gains realized from the sales of foreclosed assets and other assets (down $1.5 million), annuity income (down $588 thousand), and earnings on the cash surrender value of life insurance policies (down $497 thousand).

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

$3.2 million compared to sales of $50.8 million in student loans with realized gains totaling $1.8 million during 2003.

Non-Interest Expense

       The components of non-interest expense were as follows:

	2004	2003	2002

Salaries and wages	$158,039	$146,622	$139,227
Employee benefits	40,176	38,316	34,614
Net occupancy	29,375	29,286	28,883
Furniture and equipment	22,771	21,768	22,597
Intangible amortization	5,346	5,886	7,083
Other	89,323	84,157	79,738

Total	$345,030	$326,035	$312,142

      Total non-interest expense for 2004 increased $19.0 million, or 5.8%, compared to 2003 while total non-interest expense for 2003 increased $13.9 million, or 4.5%, compared to 2002. Changes in the various components of non-interest expense are discussed below.

      Salaries and Wages. Salaries and wages for 2004 increased $11.4 million, or 7.8%, compared to 2003 while salaries and wages expense for 2003 increased $7.4 million, or 5.3%, compared to 2002. The increases were primarily related to salary increases, both merit-based and market-driven, increases in headcount and increased commissions related to higher insurance revenues associated with Frost Insurance Agency.

      Employee Benefits. Employee benefits for 2004 increased $1.9 million, or 4.9%, compared to 2003. The increase was primarily due to increases in payroll taxes (up $1.1 million) and medical insurance expense (up $372 thousand). Expense related to the Corporation’s defined benefit retirement and restoration plans decreased $875 thousand; however, this decrease was mostly offset by an $854 thousand increase in expense related to the Corporation’s 401(k) and profit sharing plans. The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. Employee benefits expense related to the defined benefit retirement and restoration plans totaled $2.3 million in 2004, $3.1 million in 2003 and $1.0 million in 2002. Future expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets.

      Employee benefits expense for 2003 increased $3.7 million, or 10.7%, compared to 2002. The increase was primarily related to increases in retirement plan expense, profit sharing plan expense and payroll taxes.

      For additional information related to the Corporation’s employee benefit plans, see Note 13 — Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report

      Net Occupancy. Net occupancy expense for 2004 did not significantly fluctuate compared to 2003 as a decrease in rental income (down $482 thousand) combined with increases in depreciation expense related to buildings (up $332 thousand), other services expenses (up $312 thousand) and property taxes (up $290 thousand) offset a decrease in depreciation expense related to leasehold improvements (down $1.4 million). The depreciation of certain leasehold improvements was accelerated in 2003 in connection with the relocation of certain operations to a new office facility in downtown Austin, Texas.

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

      Furniture and Equipment. Furniture and equipment expense for 2004 increased $1.0 million, or 4.6%, compared to 2003. The increase was primarily due to increases in service contracts expense (up $449 thousand), software maintenance (up $434 thousand) and depreciation expense related to furniture and fixtures (up $369 thousand). These increases were partly offset by a decrease in equipment rental expense (down $199 thousand) and repairs expense (down $105 thousand).

      Furniture and equipment expense for 2003 decreased $829 thousand, or 3.7%, compared to 2002. The decrease from 2002 was primarily related to a decrease in furniture and equipment depreciation (down $599 thousand), a decrease in software amortization (down $603 thousand) and a decrease in equipment rental expense (down $272 thousand) partly offset by an increase in software maintenance expense (up $587 thousand).

      Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles, and to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization for 2004 decreased $540 thousand, or 9.2%, compared to 2003. The decreases were primarily related to the completion of the amortization of certain intangible assets, partly offset by additional amortization related to intangible assets recorded during the third quarter of 2004 in connection with the acquisition of an insurance agency. Intangible amortization for 2003 decreased $1.2 million, or 16.9%, compared to 2002. The decrease was primarily related to the completion of the amortization of certain intangible assets, partly offset by additional amortization related to intangible assets recorded during the first quarter of 2003 in connection with the acquisition of an insurance agency. See Note 7 — Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

      Other Non-Interest Expense. Other non-interest expense for 2004 increased $5.2 million, or 6.1%, compared to 2003. Significant components of the increase included increases in insurance expense related to director and officer liability policies (up $1.6 million), advertising/promotional expenses (up $1.2 million), expenses related to property leased to customers (up $1.0 million), outside computer services expenses (up $410 thousand), business development expenses (up $286 thousand), meals and entertainment (up $257 thousand) and travel (up $237 thousand). The Corporation also experienced less significant increases in various other components of other non-interest expense. The impact of these items was partly offset by decreases in various components of other non-interest expense. Components with significant decreases included legal and professional fees (down $578 thousand).

      Other non-interest expense for 2003 increased $4.4 million, or 5.5%, compared to 2002. Significant components of the increase included legal and professional fees (up $1.2 million), expenses related to leased properties (up $1.1 million), advertising/promotional expenses (up $1.1 million), check card expenses (up $651 thousand), and higher Federal Reserve service charges (up $552 thousand). The Corporation also experienced less significant increases in various other components of other non-interest expense. The impact of these items was partly offset by decreases in various components of other non-interest expense. Components with significant decreases included losses on foreclosed assets (down $1.1 million), other miscellaneous losses (down $1.2 million), and telephone expense (down $559 thousand).

Results of Segment Operations

       The Corporation’s operations are managed along two operating segments: Banking and the Financial Management Group (“FMG”). A description of each business and the methodologies used to measure financial performance is described in Note 19 — Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2004	2003	2002

Banking	$137,744	$128,329	$116,489
Financial Management Group	10,997	7,801	11,158
Non-Banks	(7,416)	(5,629)	(5,414)
Discontinued operations	—	—	(5,247)

Consolidated net income	$141,325	$130,501	$116,986

Banking

      Net income for 2004 increased $9.4 million, or 7.3%, compared to 2003. The increase resulted primarily from a $19.6 million increase in net interest income, a $8.0 million decrease in the provision for possible loan losses and a $3.6 million increase in non-interest income. The impact of these items was partly offset by a $16.3 million increase in non-interest expense. Net income for 2003 increased $11.8 million, or 10.2%, compared to 2002. The increase primarily resulted from a $14.6 million increase in non-interest income and a $12.0 million decrease in the provision for possible loan losses. The impact of these items was partly offset by a $10.6 million increase in non-interest expense.

      Net interest income for 2004 increased $19.6 million, or 6.2%, compared to 2003. The increase resulted from the positive impact of increases in the average volume of earning assets and the net interest margin. Net interest income for 2003 increased $1.2 million compared to 2002. The lack of significant fluctuation resulted as the positive impact of growth in the average volume of earning assets was offset by the negative impact of declining average interest rates. In 2003, the impact of the increase in the average volume of earning assets was somewhat constrained as the majority of the growth in earning assets was in lower-yielding federal funds sold and resell agreements, which also led to a decrease in net interest margins compared to 2002. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

      The provision for possible loan losses for 2004 totaled $2.5 million compared to $10.5 million in 2003 and $22.5 million in 2002. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

      Non-interest income for 2004 increased $3.6 million, or 2.3%, compared to 2003. The increase was primarily due to increases in other income and insurance commissions and fees partly offset by a $3.4 million net loss on securities transactions. Non-interest income for 2003 increased $14.6 million, or 10.4%, compared to 2002 primarily due to an increase in service charges on deposit accounts and other service charges and increased insurance commissions and fees. See the analysis of service charges on deposit accounts, other service charges, insurance commissions, the net loss on securities transactions and other income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

      Non-interest expense for 2004 increased $16.3 million, or 6.0%, compared to 2003. The increase was primarily related to increases in salaries and wages, employee benefits and other non-interest expense. Combined, salaries and wages and employee benefits for 2004 increased $10.9 million from 2003. The increases were primarily the result of merit-based and market-driven salary increases, increased commissions related to higher insurance revenues, increased headcount, increased payroll taxes and increased medical insurance expenses. The increase in other non-interest expense was primarily due to increases in insurance expense related to director and officer liability policies, advertising/promotional expense and expenses related to property leased to customers, among other things. Non-interest expense for 2003 increased $10.6 million, or 4.0%, compared to 2002. The increase was primarily related to increases in salaries and wages and employee benefits. Combined, these categories of non-interest expense increased $9.2 million from 2002. The increase was primarily the result of increases in headcount, merit increases, increases in commissions paid in connection with increased revenues associated with Frost Insurance Agency, increases in payroll taxes and increases in employee benefit plan expenses. See the analysis of salaries and wages, employee benefits and other non-interest expense, included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

      Frost Insurance Agency, which is included in the Banking segment, had gross revenues of $31.6 million in 2004 compared to $29.1 million in 2003 and $26.1 million in 2002. Insurance commissions, the largest component of these revenues, increased $2.3 million, or 8.0%, in 2004, compared to 2003 and increased $3.0 million, or 11.7%, in 2003 compared to 2002. Revenue growth over the comparable periods was partly due to the acquisition of insurance agencies during the third quarter of 2004 and the first quarter of 2003. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

      Net income for 2004 increased $3.2 million, or 41.0%, compared to 2003. The increase was primarily due to a $6.5 million increase in non-interest income and a $1.5 million increase in net interest income partly offset by a $3.0 million increase in non-interest expense and a $1.7 million increase in income taxes. Net income for 2003 decreased $3.4 million, or 30.1%, compared to 2002. The decrease was primarily due to decreases in net interest income, service charges and other non-interest income combined with increases in salaries and wages, employee benefits and other non-interest expense.

      Net interest income for 2004 increased $1.5 million, or 41.3%, compared to 2003 primarily due to a higher interest rate environment during 2004. Net interest income for 2003 decreased $1.2 million, or 25.0%, compared to 2002 primarily because the lower interest rate environment over the comparable periods reduced the funds transfer price paid on FMG’s repurchase agreements.

      Non-interest income for 2004 increased $6.5 million, or 11.1%, compared to 2003. The increase in 2004 was primarily due to increases in trust fees (up $6.5 million). Non-interest income for 2003 decreased $1.1 million, or 1.9%, compared to 2002. The decline from 2002 was due to decreases in money market income, annuity income and brokerage commissions.

      Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees during 2004, 2003 and 2002. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees during 2004 compared to 2003 primarily due to better equity market conditions in 2004 compared to 2003 and growth in overall trust assets and the number of trust accounts. Total trust fee income for 2003 did not significantly fluctuate compared to 2002 as declines in investment fees and estate fees were offset by an increase in oil and gas and real estate trust management fees. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

      Non-interest expense for 2004 increased $3.0 million, or 6.0%, compared to 2003. The increase was primarily due to increases in other non-interest expense, salaries and wages and employee benefits. Non-interest expense for 2003 increased $2.0 million, or 4.2%, compared to 2002 primarily due to increases in salaries and wages, employee benefits and other non-interest expense. The increases in salaries and wages and employee benefits were primarily the result of salary increases, both merit-based and market-driven, increases in headcount, increases in payroll taxes and increases in employee benefit plan expenses. The increases in other non-interest expense were primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

      The net loss for the Non-Banks segment increased $1.8 million during 2004 compared to 2003. The higher losses resulted from decreases in net interest income during 2004. The decrease in net interest income resulted from the added interest cost of the junior subordinated deferrable interest debentures issued during the first quarter, the proceeds of which were deposited in a demand account at Frost Bank. The net loss for the

Non-Banks operating segment increased $215 thousand during 2003 compared to 2002 primarily due to an increase in salaries, professional services expense and other miscellaneous expense items partly offset by an increase in royalty income from mineral interests and other miscellaneous income items.

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

Income Taxes

       The Corporation recognized income tax expense on continuing operations of $67.7 million, for an effective rate of 32.4%, in 2004 compared to $62.0 million, for an effective rate of 32.2%, in 2003 and $57.8 million, for an effective rate of 32.1%, in 2002. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Sources and Uses of Funds

       The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $9.6 billion in 2004 compared to $9.6 billion in 2003 and $8.4 billion in 2002.

	2004	2003	2002

Sources of Funds:
Deposits:
Non-interest-bearing	30.3%	31.7%	30.4%
Interest-bearing	50.4	47.3	52.1
Federal funds purchased and repurchase agreements	5.9	8.9	4.8
Long-term debt and other borrowings	3.8	2.8	3.3
Other non-interest-bearing liabilities	1.4	1.7	1.6
Equity capital	8.2	7.6	7.8

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	50.1%	46.9%	54.3%
Securities	30.8	27.9	25.9
Federal funds sold, resell agreements and other interest-earning assets	5.9	8.7	3.1
Other non-interest-earning assets	13.2	16.5	16.7

Total	100.0%	100.0%	100.0%

      Deposits continue to be the Corporation’s primary source of funding. During 2004, the relative mix of deposits has shifted towards interest-bearing deposits; however, non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 37.5% of total average deposits in 2004 compared to 40.1% in 2003 and 36.8% in 2002. The shift in the mix of deposits towards interest-bearing deposits during 2004 was partly due to a $379.1 million decrease in average correspondent bank deposits (see related information regarding this decrease in the section captioned “Deposits” included elsewhere in this discussion). Federal funds purchased and repurchase agreements fluctuated in relative proportion to total earning assets in 2004 and 2003 due to the use of dollar-roll repurchase agreements to leverage earning assets, primarily federal funds sold and resell agreements (see the section captioned “Net Interest Income” included elsewhere in this discussion).

      The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets; however, weaker economic conditions, among other things, limited the Corporation’s ability to significantly grow its loan portfolio in 2003 and 2002. During 2004, average loans increased $325.7 million, or 7.2%, as a result of improved loan demand that appears to be the result of improved economic conditions and the movement of business from other lenders to the Corporation. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios have continued to decrease, particularly because of high levels of mortgage refinances due to the low interest rate environment. See additional information regarding the Corporation’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.

Loans

Year-end loans were as follows:

		Percentage
	2004	of Total	2003	2002	2001	2000

Commercial and industrial:
Commercial	$2,361,052	45.7%	$2,081,631	$2,048,089	$1,901,621	$1,809,584
Leases	114,016	2.2	77,909	57,642	35,242	33,246
Asset-based	34,687	0.7	36,683	49,819	48,584	30,979

Total commercial and industrial	2,509,755	48.6	2,196,223	2,155,550	1,985,447	1,873,809
Real estate:
Construction:
Commercial	419,141	8.1	349,152	315,340	373,431	342,944
Consumer	37,234	0.7	23,399	45,152	44,623	44,078
Land:
Commercial	215,148	4.2	178,022	158,271	128,782	148,777
Consumer	3,675	0.1	5,169	8,231	7,040	9,282
Commercial mortgages	1,185,431	23.0	1,102,138	1,050,957	994,485	1,011,105
1-4 family residential mortgages	86,098	1.7	113,756	179,077	244,897	310,946
Home equity and other consumer	387,864	7.4	292,255	276,429	278,849	267,790

Total real estate	2,334,591	45.2	2,063,891	2,033,457	2,072,107	2,134,922
Consumer:
Indirect	3,648	0.1	8,358	25,262	65,217	136,921
Student loans held for sale	63,568	1.2	58,280	43,430	102,887	99,688
Other	247,025	4.8	246,173	245,760	243,012	241,858
Other	21,819	0.4	28,962	23,295	54,943	54,796
Unearned discount	(15,415)	(0.3)	(11,141)	(7,841)	(5,005)	(7,349)

Total	$5,164,991	100.0%	$4,590,746	$4,518,913	$4,518,608	$4,534,645

      Overview. Loans totaled $5.2 billion at December 31, 2004 increasing $574.2 million, or 12.5%, compared to December 31, 2003. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased 13.6% from December 31, 2003. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale and thus, these loans are considered “held for sale.”

      The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 48.6% and 47.8% of total loans while real estate loans made up 45.2% and 45.0% of total loans at December 31, 2004 and 2003, respectively. Real estate loans include both commercial and consumer balances.

      Loan Origination/ Risk Management. The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

      Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. As detailed in the discussion of real estate loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2004, approximately half of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

      Commercial and Industrial Loans. Commercial and industrial loans at December 31, 2004 increased 14.3% from December 31, 2003 to $2.5 billion. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.

      Industry Concentrations. As of December 31, 2004 and 2003, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2004 and 2003:

	2004	2003

Industry concentrations:
Energy	7.6%	7.1%
Medical services	5.5	4.4
Services	4.2	4.3
Building construction	4.0	3.7
General and specific trade contractors	3.5	3.8
Public finance	3.2	2.9
Legal services	3.2	3.4
Restaurants	2.9	2.8
Manufacturing, other	2.8	3.2
All other (35 categories in 2004 and 2003)	63.1	64.4

Total loans	100.0%	100.0%

      The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2004	2003

Energy loans:
Production	$210,879	$210,162
Service	76,622	45,128
Traders	51,504	28,125
Manufacturing	35,552	21,471
Refining	15,582	18,640

Total energy loans	$390,139	$323,526

      Large Credit Relationships. The market areas served by the Corporation include three of the top ten most populated cities in the United States. These market areas are also home to a significant number of Fortune 500 companies. As a result, the Corporation originates and maintains large credit relationships with numerous commercial customers in the ordinary course of business. The Corporation considers large credit relationships to be those with commitments equal to or in excess of $10.0 million, excluding treasury management lines exposure, prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $10.0 million. In addition to the Corporation’s normal policies and procedures related to the origination of large credits, the Corporation’s Central Credit Committee (CCC) must approve all new and renewed credit facilities which are part of large credit relationships. The CCC meets regularly and reviews large credit relationship activity and discusses the current pipeline, among other things. The following table provides additional information on the Corporation’s large credit relationships outstanding at year-end.

	2004			2003

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large credit relationships:
$20.0 million and greater	48	$1,355,958	$704,276	28	$760,275	$386,516
$10.0 million to $19.9 million	87	1,263,806	744,059	90	1,230,510	751,559

      Growth in outstanding balances related to credit relationships in excess of $20.0 million resulted from an increase in commitments. Approximately 80% of the increase in these commitments was related to the expansion of previously existing credit relationships with the remainder related to newly developed credit relationships. The average commitment in excess of $20 million per large credit relationship did not significantly fluctuate and totaled $28.2 million at December 31, 2004 and $27.2 million at December 31, 2003. The average outstanding balance per large credit relationship in excess of $20.0 million totaled $14.7 million at December 31, 2004 and $13.8 million at December 31, 2003.

      Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $214.9 million at December 31, 2004, increasing from $153.9 million at December 31, 2003. At December 31, 2004, 44.2% of outstanding purchased SNCs was related to the energy industry, 22.8% of outstanding SNCs was related to the beer and liquor distribution industry and 16.1% was related to the restaurant industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2004			2003

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Purchased shared national credits:
$20.0 million and greater	8	$183,250	$81,835	5	$114,546	$21,673
$10.0 million to $19.9 million	18	247,805	111,654	20	262,328	114,946

      Real Estate Loans. Real estate loans totaled $2.3 billion at December 31, 2004, an increase of $270.7 million, or 13.1%, compared to $2.1 billion at December 31, 2003. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $298.4 million, or 15.3%, from December 31, 2003. Commercial real estate loans totaled $1.8 billion and $1.6 billion at December 31, 2004 and 2003 and represented 77.9% and 78.9% of total real estate loans, respectively. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

      The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the property is located. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2004 and 2003:

	2004	2003

Property type:
Office building	18.3%	19.6%
Office/warehouse	15.3	14.5
1-4 family	8.9	8.9
Retail	6.7	5.6
Medical offices and services	6.7	4.9
Non-farm/nonresidential	4.3	5.6
All other	39.8	40.9

Total commercial real estate loans	100.0%	100.0%

Geographic region:
Houston	25.9%	25.9%
Fort Worth	21.2	22.4
San Antonio	20.3	20.3
Austin	10.1	10.8
Dallas	10.0	8.3
Corpus Christi	7.0	7.1
Rio Grande Valley	5.5	5.2

Total commercial real estate loans	100.0%	100.0%

      Consumer Loans. The consumer loan portfolio, including all consumer real estate, totaled $829.1 million at December 31, 2004, increasing $81.7 million, or 10.9%, from $747.4 million at December 31, 2003. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $108.8 million, or 19.2%, from December 31, 2003.

      As the following table illustrates as of year-end, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

	2004	2003

Construction	$37,234	$23,399
Land	3,675	5,169
Home equity loans	228,143	212,930
Home equity lines of credit	64,863	8,549
Other consumer real estate	94,858	70,776

Total consumer real estate	428,773	320,823
Consumer non-real estate	247,025	246,173
Student loans held for sale	63,568	58,280
Indirect	3,648	8,358
1-4 family residential mortgages	86,098	113,756

Total consumer loans	$829,112	$747,390

      Consumer real estate loans, excluding 1-4 family mortgages, increased $108.0 million, or 33.6%, from December 31, 2003. Home equity loans were first permitted in the State of Texas beginning January 1, 1998. During September 2003, Texas voters approved an amendment to the Texas constitution that permitted financial institutions to offer home equity lines of credit. As a result, the Corporation added home equity lines of credit to its loan offerings and began originating such lines in the fourth quarter of 2003. Combined, home equity loans and lines of credit made up 68.3% and 69.0% of the consumer real estate loans total at

December 31, 2004 and 2003. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.

      The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

      The Corporation primarily originates student loans for resale. Accordingly, these loans are considered “held for sale.” Student loans are included in total loans in the consolidated balance sheet. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period. Student loans increased 9.1% from December 31, 2003 despite the fact that the Corporation sold approximately $55.9 million of student loans during 2004 compared to $49.0 million during 2003.

      The indirect consumer loan segment has continued to decrease since the Corporation’s decision to discontinue originating these types of loans during 2000. As of December 31, 2004, the majority of the portfolio was comprised of purchased home improvement and home equity loans.

      The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. This portfolio will continue to decline due to the decision to withdraw from the mortgage origination business. High levels of mortgage refinances due to the low interest rate environment have accelerated the decrease.

      Foreign Loans. The Corporation has made U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2004 or 2003.

      Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans, student loans and unearned discounts, at December 31, 2004. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in	After One,
	One Year	but Within	After
	or Less	Five Years	Five Years	Total

Commercial and industrial	$1,170,281	$1,146,815	$192,659	$2,509,755
Real estate construction	215,836	154,665	85,874	456,375
Commercial real estate and land	210,457	616,991	573,131	1,400,579
Consumer and other	126,891	163,861	373,279	664,031

Total	$1,723,465	$2,082,332	$1,224,943	$5,030,740

Loans with fixed interest rates	$432,569	$596,158	$728,324	$1,757,051
Loans with floating interest rates	1,290,896	1,486,174	496,619	3,273,689

Total	$1,723,465	$2,082,332	$1,224,943	$5,030,740

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

Non-Performing Assets and Potential Problem Loans

       Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2004	2003	2002	2001	2000

Non-accrual loans:
Commercial and industrial	$27,089	$35,914	$19,878	$23,552	$13,072
Real estate	2,471	10,766	7,167	7,231	3,458
Consumer and other	883	771	7,816	2,413	132

Total non-accrual loans	30,443	47,451	34,861	33,196	16,662
Restructured loans	—	—	—	—	—
Foreclosed assets:
Real estate	7,369	5,054	8,005	4,094	1,843
Other	1,304	289	42	140	428

Total foreclosed assets	8,673	5,343	8,047	4,234	2,271

Total non-performing assets	$39,116	$52,794	$42,908	$37,430	$18,933

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.76%	1.15%	0.95%	0.83%	0.42%
Total assets	0.39	0.55	0.45	0.45	0.25
Accruing past due loans:
30 to 89 days past due	$20,895	$24,419	$30,766	$35,549	$43,671
90 or more days past due	5,231	14,462	9,081	13,601	7,972

Total accruing past due loans	$26,126	$38,881	$39,847	$49,150	$51,643

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.41%	0.53%	0.68%	0.79%	0.96%
90 or more days past due	0.10	0.32	0.20	0.30	0.18

Total accruing past due loans	0.51%	0.85%	0.88%	1.09%	1.14%

      Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2004 decreased 25.9% from December 31, 2003. The decrease during 2004 was primarily related to a decrease in non-accrual real estate loans and commercial and industrial loans, partly offset by an increase in foreclosed assets.

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

      The after-tax impact (based on a 35% marginal tax rate) of lost interest from non-performing assets was approximately $1.6 million in 2004 compared to $1.5 million in 2003 and $2.2 million in 2002.

      Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2004, the Corporation had $1.3 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. The balance is made up of four credit relationships of similar size. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

Allowance for Possible Loan Losses

       The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

      The Corporation’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) general valuation allowances determined in accordance with SFAS 5 based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

      The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. Loans with a calculated grade that is below a predetermined grade are adversely classified. Once a loan is classified, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. If after review, a specific valuation allowance is not assigned to the loan, and the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a historical valuation allowance calculated based on historical loss experience.

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

      Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

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

      The table below provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2004		2003		2002		2001		2000

	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for	of Loans	for	of Loans	for	of Loans	for	of Loans	for	of Loans
	Possible	in each	Possible	in each	Possible	in each	Possible	in each	Possible	in each
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans

Commercial and industrial	$49,696	48.4%	$42,504	47.6%	$45,618	47.6%	$35,490	43.9%	$28,829	41.3%
Real estate	12,393	45.1	19,752	45.0	13,928	44.9	13,376	45.8	14,165	47.0
Consumer	4,436	6.1	3,920	6.8	4,609	7.0	13,175	9.1	14,383	10.5
Other	1,081	0.4	1,217	0.6	1,801	0.5	571	1.2	458	1.2
Unallocated	8,204	—	16,108	—	16,628	—	10,269	—	5,430	—

Total	$75,810	100.0%	$83,501	100.0%	$82,584	100.0%	$72,881	100.0%	$63,265	100.0%

      Despite a decline in the level of criticized commercial and industrial loans, reserve allocations for these loans increased during 2004. The increase in reserve allocations was the result of portfolio growth and increases in historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends. Specific valuation allowances determined in accordance with SFAS 114 related to commercial and industrial loans decreased in 2004. The reserve allocations related to real estate loans increased in 2003 primarily due to increases in specific valuation allowances. These allocations were reduced in 2004 as many of the loans were repaid, charged-off or reclassified due to improved performance. The reserve allocations for commercial loans were increased in 2002 in response to the softening economy during 2001. Also, during 2002 the Corporation assessed the impact on consumer loan losses of the decision in 2000 to exit indirect consumer lending. Since exiting indirect lending, consumer loan losses have declined significantly. In response to this decline in loan losses, the consumer reserve allocation was reduced in line with the lower risk in the consumer portfolio.

      The unallocated reserve increased in 2001 and 2002 in response to deterioration in the economy, which was exacerbated by the terrorist attacks of September 11, 2001. The deteriorating economic conditions helped create a higher risk environment for loan portfolios. The Corporation responded to this higher risk environment by increasing unallocated reserves based on risk factors thought to increase with the slowing economy. During 2004, improving economic conditions have appeared to reduce the overall risk environment for loan portfolios. Furthermore, the Corporation began to experience positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. As a result, the level of unallocated reserve was decreased in 2004 through a reduction in the provision for loan losses, as further discussed below, and a reallocation of amounts to commercial and industrial loans as discussed above.

      Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

	2004	2003	2002	2001	2000

Balance of allowance for possible
loan losses at beginning of year	$83,501	$82,584	$72,881	$63,265	$58,345
Provision for possible loan losses	2,500	10,544	22,546	40,031	14,103
Charge-offs:
Commercial and industrial	(12,570)	(11,627)	(13,112)	(32,074)	(6,999)
Real estate	(2,724)	(1,607)	(2,249)	(336)	(465)
Consumer and other	(4,721)	(3,761)	(3,363)	(4,370)	(5,698)

Total charge-offs	(20,015)	(16,995)	(18,724)	(36,780)	(13,162)

Recoveries:
Commercial and industrial	6,219	5,581	3,940	3,658	1,549
Real estate	718	272	452	917	388
Consumer and other	2,887	1,515	1,489	1,790	2,042

Total recoveries	9,824	7,368	5,881	6,365	3,979

Net charge-offs	(10,191)	(9,627)	(12,843)	(30,415)	(9,183)

Balance at end of year	$75,810	$83,501	$82,584	$72,881	$63,265

Net charge-offs as a percentage of average loans	0.20%	0.21%	0.28%	0.67%	0.21%
Allowance for possible loan losses as a percentage of year-end loans	1.47	1.82	1.83	1.61	1.40
Allowance for possible loan losses as a percentage of year-end non-accrual loans	249.0	176.0	236.9	219.5	379.7
Average loans outstanding during the year	$4,823,198	$4,497,489	$4,536,999	$4,546,596	$4,352,868
Loans outstanding at year-end	5,164,991	4,590,746	4,518,913	4,518,608	4,534,645
Non-accrual loans outstanding at year-end	30,443	47,451	34,861	33,196	16,662

      As stated above, the provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $8.0 million from $10.5 million in 2003 to $2.5 million in 2004. Higher provisions were considered necessary during 2003 due to the relative economic conditions prevailing at the time. The decrease in the provision during 2004 reflects the fact that the Corporation has recently experienced positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. The Corporation did not record a provision for possible loan losses in the third or fourth quarters of 2004 primarily due to a reduction in the overall level of criticized loans.

      The provision for loan losses decreased $12.0 million from $22.5 million in 2002 to $10.5 million in 2003, as higher provisions were considered necessary during 2002 due to the overall uncertainty in the economy. The decrease in provision occurred despite the increase in year-end non-accrual loans. The increase in year-end non-accrual loans was primarily related to two loans. At December 31, 2003, non-accrual loans totaled $47.5 million, which included $18.9 million related to the two loans. Excluding the two loans, non-accrual loans totaled $28.6 million at December 31, 2003, which was $6.3 million, or 18.0%, less than the $34.9 million of non-accrual loans at December 31, 2002. The two loans were placed on non-accrual status and considered to be impaired under SFAS 114 during the fourth quarter of 2003. At that time, the Corporation calculated the required specific loss allocations for these loans in accordance with SFAS 114. Under SFAS 114, specific loss allowances are allocated to an impaired loan, if necessary, so that the loan is reported net, at the present value of estimated future cash flows discounted at the loan’s existing interest rate or at the fair value of the collateral if repayment is expected from conversion of the collateral. In determining the necessary specific loss allocations for the two loans, the Corporation considered the loans to be collateral dependent and calculated the specific loss allocations based upon management’s assessment of the collateral underlying these loans. The specific loss allocations approximated the amounts by which the loan balances exceeded the estimated fair value of collateral. The calculated specific loss allocations approximated the previously allocated allowances related to these two loans that were calculated in accordance with SFAS 5. Accordingly, there was no significant change in the necessary amount of the allowance for possible loan losses (and thus no significant impact to the provision for possible loan losses) due to the placement of these two loans on non-accrual status and their classification as impaired.

      Net charge-offs in 2004 increased $564 thousand compared to 2003 while net charge-offs in 2003 decreased $3.2 million compared to 2002. Net charge-offs as a percentage of average loans decreased 1 basis point in 2004 compared to 2003 and 7 basis points in 2003 compared to 2002. The general decline in net charge-offs as a percentage of average loans during the comparable periods is reflective of the more stringent credit standards implemented as a result of credit quality issues experienced in 2001. Despite increasing in 2003 compared to 2002, the Corporation has experienced an overall downward trend in consumer loan charge-offs since 1999 primarily due to the discontinuation of its indirect lending program in 2000.

      Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2004. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Securities

       Year-end securities were as follows:

	2004		2003		2002

		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total

Held to maturity:
U.S. government agencies and corporations	$15,614	0.6%	$21,850	0.7%	$33,556	1.4%
States and political subdivisions	—	—	2,113	0.1	2,454	0.1
Other	1,100	—	1,125	—	125	—

Total	16,714	0.6	25,088	0.8	36,135	1.5
Available for sale:
U.S. Treasury	—	—	—	—	17,003	0.7
U.S. government agencies and corporations	2,676,796	89.9	2,701,847	90.9	2,166,669	88.1
States and political subdivisions	252,145	8.5	204,685	6.9	199,039	8.1
Other	28,355	0.9	34,206	1.2	34,415	1.4

Total	2,957,296	99.3	2,940,738	99.0	2,417,126	98.3
Trading:
U.S. Treasury	4,671	0.1	3,091	0.1	—	—
U.S. government agencies and corporations	—	—	2,498	0.1	4,995	0.2

Total	4,671	0.1	5,589	0.2	4,995	0.2

Total securities	$2,978,681	100.0%	$2,971,415	100.0%	$2,458,256	100.0%

      The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2004. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity:
U.S. government agencies and corporations	$—	—%	$1,568	8.31%	$313	10.19%	$13,733	3.86%	$15,614	4.43%
Other	100	7.30	1,000	4.10	—	—	—	—	1,100	4.39

Total	$100	7.30	$2,568	6.67	$313	10.19	$13,733	3.86	$16,714	4.43

Available for Sale:
U.S. government agencies and corporations	$80,053	2.18%	$18,478	5.39%	$79	10.01%	$2,578,186	4.68%	$2,676,796	4.61%
States and political subdivisions	8,212	5.81	47,484	6.47	141,393	6.22	55,056	6.45	252,145	6.30
Other	—	—	—	—	—	—	—	—	28,355	—

Total	$88,265	2.52	$65,962	6.17	$141,472	6.22	$2,633,242	4.71	$2,957,296	4.75

      Obligations of U.S. government agencies and corporations classified as available for sale in the tables above included securities loaned in connection with dollar-roll repurchase agreements with a fair value $395.7 million at December 31, 2002. There were no securities loaned in connection with dollar-roll repurchase agreements at December 31, 2004 or 2003.

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

      At December 31, 2004, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.

      The average taxable-equivalent yield of the securities portfolio was 4.77% in 2004 compared to 4.87% in 2003 and 5.76% in 2002. The decline in the average yield over the comparable periods primarily resulted from the investment of new funds received from deposit growth at lower current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at lower current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

       The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2004		2003		2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Non-interest-bearing:
Commercial and individual	$2,395,663		$2,133,906		$1,942,228
Correspondent banks	469,635		848,737		553,318
Public funds	49,222		55,081		44,886

Total	2,914,520		3,037,724		2,540,432
Interest-bearing:
Private accounts:
Savings and interest checking	1,171,883	0.09%	1,052,637	0.09%	1,003,713	0.18%
Money market deposit accounts	2,444,734	1.00	2,153,489	0.96	1,857,130	1.28
Time accounts of $100,000 or more	471,200	1.28	557,248	1.31	649,920	2.03
Time accounts under $100,000	393,976	1.05	444,333	1.24	505,826	2.28
Public funds	370,373	0.91	331,915	0.93	337,289	1.47

Total	4,852,166	0.81	4,539,622	0.82	4,353,878	1.27

Total deposits	$7,766,686	0.50%	$7,577,346	0.49%	$6,894,310	0.80%

      The average volume of deposits increased $189.3 million in 2004 compared to 2003 and increased $683.0 million in 2003 compared to 2002. The growth in average deposits during 2004 compared to 2003 was primarily in interest-bearing deposits. Accordingly, the ratio of average interest-bearing deposits to total average deposits increased to 62.5% in 2004 from 59.9% in 2003. The average cost of interest-bearing deposits and total deposits was 0.81% and 0.50% during 2004 compared to 0.82% and 0.49% during 2003. The decline in the average cost of interest-bearing deposits was partly the result a shift in the relative proportion of interest-bearing deposits to lower-cost savings, interest checking and money market accounts from higher-cost time deposits. Non-interest-bearing deposits made up 72.8% of the growth in average deposits during 2003 compared to 2002. Accordingly, the ratio of average interest-bearing deposits to total average deposits decreased to 59.9% in 2003 compared to 63.2% in 2002. The change in deposit mix, combined with a general decline in market rates, had the effect of reducing the average cost of interest-bearing deposits and total deposits from 1.27% and 0.80% in 2002 to 0.82% and 0.49% in 2003. This decrease in the average cost of deposits helped mitigate a portion of the impact of declining yields on earning assets on the Corporation’s net interest income.

      The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2004	2003	2002

Commercial and individual	82.2%	70.3%	76.4%
Correspondent banks	16.1	27.9	21.8
Public funds	1.7	1.8	1.8

Total	100.0%	100.0%	100.0%

      During 2004, average non-interest-bearing deposits decreased $123.2 million, or 4.1%, compared to 2003. The decline was mostly due to a $379.1 million, or 44.7%, decrease in average correspondent bank deposits. The decrease in average correspondent bank deposits was primarily related to two large customers. Balances related to these customers are not expected to significantly increase in the foreseeable future. Average non-interest-bearing deposits increased $497.3 million, or 19.6%, in 2003 compared to 2002. The growth was primarily in correspondent bank accounts. Average correspondent bank balances increased $295.4 million in

2003 compared to 2002. The increase was largely due to increased volume related to a single customer who accounted for $184.9 million of the increase. This customer was one of the aforementioned customers partly responsible for the decrease in the average correspondent bank balances in 2004

      Average commercial and individual non-interest-bearing demand deposit balances increased $261.8 million, or 12.3%, in 2004 compared to 2003 and $191.7 million, or 9.9%, in 2003 compared to 2002. In 2004, the increase was primarily attributable to an increase in the number of accounts and the maintenance of higher cash balances by customers. In 2003, the increase was primarily attributable the maintenance of higher cash balances by customers.

      The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2004	2003	2002

Private accounts:
Savings and interest checking	24.2%	23.2%	23.1%
Money market deposit accounts	50.4	47.4	42.7
Time accounts of $100,000 or more	9.7	12.3	14.9
Time accounts under $100,000	8.1	9.8	11.6
Public funds	7.6	7.3	7.7

Total	100.0%	100.0%	100.0%

      Total average interest-bearing deposits increased $312.5 million, or 6.9%, in 2004 compared to 2003 and increased $185.7 million, or 4.3%, in 2003 compared to 2002. The growth in average deposits during the comparable periods was primarily in money market deposit accounts and savings and interest checking accounts partly offset by declines in time accounts. The Corporation has experienced a shift in the relative mix of the portfolio during the comparable periods as the proportion of money market deposits has increased while the proportion of time accounts has decreased. The shift in relative proportions appears to be related to the uncertain low interest rate environment. Due to this uncertainty, it appears that many customers have been less inclined to invest their funds for extended periods and have chosen to maintain such funds in the more readily accessible money market deposit accounts.

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

	2004	2003	2002

San Antonio	38.7%	37.8%	40.2%
Houston	18.1	17.0	18.1
Fort Worth	13.7	12.5	12.7
Austin	10.6	9.6	9.7
Corpus Christi	7.7	7.3	7.6
Dallas	3.8	3.4	2.7
Rio Grande Valley	1.5	1.4	1.4
Statewide	5.9	11.0	7.6

Total	100.0%	100.0%	100.0%

      The Corporation experienced deposit growth in all regions during 2004 with the exception of the Statewide region. Average deposits for the Statewide region decreased $371.2 million, or 44.7%. The decrease was primarily related to the two large correspondent bank customers discussed above. The San Antonio region had the largest dollar volume increase, increasing $134.3 million, or 4.7%. In terms of percentage growth, the Dallas and Austin regions had the largest increases, increasing $39.9 million, or 15.5%, and $99.1 million, or 13.6%, respectively. This growth is the result of the Corporation’s continued efforts to expand in these regions.

      The Corporation experienced deposit growth in all regions during 2003. The most significant growth occurred in the Statewide region, increasing $307.2 million, or 58.7%, primarily due to an increase in correspondent bank deposits. A single correspondent bank customer accounted for $184.9 million of the increase in average volume. This customer was one of the customers partly responsible for the aforementioned decrease in the Statewide region’s deposits in 2004. Despite decreasing in proportion to total deposits, the San Antonio region had the second largest increase in average deposits in 2003, increasing $95.3 million, or 3.4%. Excluding the Statewide region, the most significant percentage growth occurred in the Dallas region, which increased $71.2 million, or 38.4%. This growth is the result of the Corporation’s continued efforts to expand in this region.

      Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $666.3 million in 2004, $678.7 million in 2003 and $703.9 million in 2002.

Short-Term Borrowings

       The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $506.3 million, $421.8 million and $811.2 million at December 31, 2004, 2003 and 2002. The maximum amount of these borrowings outstanding at any month-end was $792.8 million in 2004, $1.1 billion in 2003, and $811.2 million in 2002. The weighted-average interest rate on federal funds purchased was 2.14%, 0.83% and 1.18% at December 31, 2004, 2003 and 2002. Generally, the interest rates on repurchase agreements are a percentage of the federal funds rate.

      The following table presents the Corporation’s average net funding position during the years indicated:

	2004		2003		2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds sold and resell agreements	$564,286	1.57%	$825,452	1.16%	$244,790	1.63%
Federal funds purchased and repurchase agreements	(564,489)	1.02	(854,517)	0.48	(400,511)	1.34

Net funds position	$(203)		$(29,065)		$(155,721)

      The change in the average funds purchased position during the comparable periods was primarily related to the use of dollar-roll repurchase agreements. Average dollar-roll repurchase agreements outstanding totaled $92.3 million in 2004, $406.2 million during 2003 and $21.9 million during 2002. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a “similar” security rather than the identical security initially sold. During the fourth quarter of 2002, the Corporation began to leverage earning assets by utilizing dollar-roll repurchase agreements to capitalize on the spread between the yield earned on federal funds sold and resell agreements and the cost of the dollar-roll repurchase agreements. This spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and resell agreements, the Corporation’s net interest margin is negatively impacted. See the section captioned “Net Interest Income” included elsewhere in this discussion.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

       The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2004. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

		More than	3 years
		1 year	or more
	1 year	but less than	but less than	5 years
	or less	3 years	5 years	or more	Total

Contractual obligations:
Subordinated notes payable	$—	$—	$—	$150,000	$150,000
Junior subordinated deferrable interest debentures	—	—	—	226,805	226,805
Federal Home Loan Bank advances	259	472	102	39	872
Operating leases	12,979	22,281	16,536	22,692	74,488
Deposits with stated maturity dates	867,127	122,078	93	64	989,362

	880,365	144,831	16,731	399,600	1,441,527
Other commitments:
Loan commitments	18,368	2,067,345	277,041	400,374	2,763,128
Standby letters of credit	1,873	219,306	17,816	847	239,842

	20,241	2,286,651	294,857	401,221	3,002,970

Total contractual obligations and other commitments	$900,606	$2,431,482	$311,588	$800,821	$4,444,497

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

      Loan Commitments. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Corporation minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2004 are included in the table above.

      Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2004 are included in the table above.

      Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $17.1 billion (including managed assets of $7.8 billion and custody assets of $9.3 billion) at December 31, 2004. These assets were primarily composed of equity securities (44.9% of trust assets), fixed income securities (37.9% of trust assets) and cash equivalents (10.8% of trust assets).

      Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.7 billion at December 31, 2004. At December 31, 2004, the Corporation held liquid assets with a fair value of $1.7 billion as collateral for these agreements.

Capital and Liquidity

       Capital. At December 31, 2004, shareholders’ equity totaled $822.4 million compared $770.0 million at December 31, 2003. In addition to net income of $141.3 million, other significant changes in shareholders’ equity during 2004 included $65.2 million in treasury stock repurchases, $53.8 million of dividends paid and $36.0 million in proceeds from stock option exercises and the related tax benefits of $11.5 million. The accumulated other comprehensive loss component of shareholders’ equity totaled $10.8 million at December 31, 2004 compared to accumulated other comprehensive income of $8.1 million at December 31, 2003. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 12 — Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

      The Corporation paid quarterly dividends of $0.24, $0.265, $0.265 and $0.265 per common share during the first, second, third and fourth quarters of 2004, respectively, and quarterly dividends of $0.22, $0.24, $0.24 and $0.24 per common share during the first, second, third and fourth quarters of 2003, respectively. This equates to a dividend payout ratio of 38.1% in 2004 and 37.2% in 2003.

      During 2004, the Corporation maintained two stock repurchase plans authorized by the Corporation’s board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation’s board of directors approved the first of the two stock repurchase plans on October 23, 2003. This plan, which was completed in 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 in the open market or through private transactions. Under the plan, during 2003, the Corporation repurchased 267.9 thousand shares at a cost of $10.7 million. During 2004, the Corporation repurchased the remaining 932.1 thousand shares authorized under the plan at a cost of $39.7 million. The Corporation’s board of directors approved the second stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. As of December 31, 2004, the Corporation has repurchased a total of 533.2 thousand shares under this plan at a cost of $25.5 million. Additional details related to the Corporation’s stock repurchases are presented in Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

      The Corporation previously maintained a stock repurchase plan implemented in September 2001. The repurchase plan was terminated during September 2003. No shares were repurchased under this plan in 2003. During 2002, the Corporation repurchased 800.0 thousand shares at a cost of $28.8 million.

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

      Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 12 — Regulatory Maters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2004, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $184.5 million. Cullen/Frost also had outside funding sources available including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2004.

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

Recently Issued Accounting Pronouncements

       See Note 22 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

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

      The Corporation utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

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

      As of December 30, 2004, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.2% and 4.4%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.5% and 5.3%, respectively, relative to the base case over the next 12 months. As of December 31, 2003, the model simulations projected that a 200 basis point increase in rates would result in a positive variance in net interest income of 2.2% relative to the base case over the next 12 months, while a decrease of 50 basis points (due to the already low level of short-term rates) would result in a negative variance in net interest income of 1.6% relative to the base case over the next 12 months.

      The impact of hypothetical fluctuations in interest rates on the Corporation’s derivative holdings was not a significant portion of these variances in any of the reported periods. As of December 31, 2004, the effect of a

200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 0.02% negative variance in net interest income while the effect of a 200 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.03% positive variance in net interest income.

      The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” are not significant, and, as such, separate quantitative disclosure is not presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Cullen/ Frost Bankers, Inc.

      We have audited the accompanying consolidated balance sheets of Cullen/ Frost Bankers, Inc. (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/ Frost Bankers, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cullen/ Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2005 expressed an unqualified opinion thereon.

San Antonio, Texas

February 4, 2005

Cullen/ Frost Bankers, Inc.
Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Interest income:
Loans, including fees	$249,612	$233,463	$265,514
Securities:
Taxable	125,999	117,342	112,079
Tax-exempt	9,036	8,436	8,142
Interest-bearing deposits	63	104	172
Federal funds sold and resell agreements	8,834	9,601	3,991

Total interest income	393,544	368,946	389,898
Interest expense:
Deposits	39,150	37,406	55,384
Federal funds purchased and repurchase agreements	5,775	4,059	5,359
Junior subordinated deferrable interest debentures	12,143	8,735	8,735
Subordinated notes payable and other borrowings	5,038	4,988	6,647

Total interest expense	62,106	55,188	76,125

Net interest income	331,438	313,758	313,773
Provision for possible loan losses	2,500	10,544	22,546

Net interest income after provision for possible loan losses	328,938	303,214	291,227
Non-interest income:
Trust fees	53,910	47,486	47,463
Service charges on deposit accounts	87,415	87,805	78,417
Insurance commissions and fees	30,981	28,660	25,912
Other charges, commissions and fees	19,353	18,668	16,860
Net gain (loss) on securities transactions	(3,377)	40	88
Other	36,828	32,702	32,229

Total non-interest income	225,110	215,361	200,969
Non-interest expense:
Salaries and wages	158,039	146,622	139,227
Employee benefits	40,176	38,316	34,614
Net occupancy	29,375	29,286	28,883
Furniture and equipment	22,771	21,768	22,597
Intangible amortization	5,346	5,886	7,083
Other	89,323	84,157	79,738

Total non-interest expense	345,030	326,035	312,142

Income from continuing operations before income taxes	209,018	192,540	180,054
Income taxes	67,693	62,039	57,821

Income from continuing operations	141,325	130,501	122,233
Loss from discontinued operations, net of tax	—	—	(5,247)

Net income	$141,325	$130,501	$116,986

Basic per common share:
Income from continuing operations	$2.74	$2.54	$2.40
Net income	2.74	2.54	2.29
Diluted per common share:
Income from continuing operations	$2.66	$2.48	$2.33
Net income	2.66	2.48	2.23

See accompanying Notes to Consolidated Financial Statements.

Cullen/ Frost Bankers, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,

	2004	2003

Assets:
Cash and due from banks	$545,602	$1,067,888
Interest-bearing deposits	3,512	2,793
Federal funds sold and resell agreements	744,675	567,525

Total cash and cash equivalents	1,293,789	1,638,206
Securities held to maturity, at amortized cost	16,714	25,088
Securities available for sale, at estimated fair value	2,957,296	2,940,738
Trading account securities	4,671	5,589
Loans, net of unearned discounts	5,164,991	4,590,746
Less: Allowance for possible loan losses	(75,810)	(83,501)

Net loans	5,089,181	4,507,245
Premises and equipment, net	170,026	168,611
Goodwill	102,367	98,873
Other intangible assets, net	14,149	16,001
Cash surrender value of life insurance policies	105,223	105,978
Accrued interest receivable and other assets	199,371	165,785

Total assets	$9,952,787	$9,672,114

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$2,969,387	$3,143,473
Interest-bearing deposits	5,136,291	4,925,384

Total deposits	8,105,678	8,068,857
Federal funds purchased and repurchase agreements	506,342	421,801
Subordinated notes payable and other borrowings	150,872	152,752
Junior subordinated deferrable interest debentures	226,805	103,093
Accrued interest payable and other liabilities	140,695	155,607

Total liabilities	9,130,392	8,902,110
Shareholders’ Equity:
Junior participating preferred stock, par value $.01 per share; 250,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536
Additional paid-in capital	212,910	200,844
Retained earnings	697,872	625,405
Deferred compensation	(5,567)	(3,771)
Accumulated other comprehensive income (loss), net of tax	(10,784)	8,063
Treasury stock, 1,637,764 shares in 2004 and 1,785,523 shares in 2003, at cost	(72,572)	(61,073)

Total shareholders’ equity	822,395	770,004

Total liabilities and shareholders’ equity	$9,952,787	$9,672,114

See accompanying Notes to Consolidated Financial Statements.

Cullen/ Frost Bankers, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,

	2004	2003	2002

Operating Activities:
Net income	$141,325	$130,501	$116,986
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	2,500	10,544	22,546
Deferred tax expense (benefit)	5,319	(3,778)	(7,817)
Accretion of loan discounts	(6,102)	(4,127)	(4,512)
Securities premium amortization (discount accretion), net	1,815	1,167	1,203
Net (gain) loss on securities transactions	3,377	(40)	(88)
Depreciation and amortization	24,482	25,751	27,072
Origination of loans held for sale, net of principal collected	(61,035)	(63,828)	(58,352)
Proceeds from sales of loans held for sale	58,139	50,813	117,810
Net gain on sale of loans held for sale and other assets	(2,274)	(3,465)	(2,102)
Tax benefit from stock option exercises	11,524	3,638	4,361
Amortization of deferred compensation	1,377	833	4,838
Charge for discontinued operations	—	—	3,035
Earnings on life insurance policies	(4,128)	(4,624)	(4,968)
Net change in:
Trading account securities	918	(594)	(4,877)
Accrued interest receivable and other assets	(30,480)	25,334	96,789
Accrued interest payable and other liabilities	(17,976)	34,237	(29,459)

Net cash from operating activities	128,781	202,362	282,465
Investing Activities:
Securities held to maturity:
Purchases	—	(1,000)	—
Maturities, calls and principal repayments	8,466	12,023	15,049
Securities available for sale:
Purchases	(8,518,256)	(8,603,817)	(7,933,246)
Sales	597,369	6,768,029	6,992,946
Maturities, calls and principal repayments	7,873,115	1,272,290	721,200
Net change in loans	(581,043)	(65,555)	(67,523)
Net cash (paid) received in acquisitions	(7,063)	(750)	19,163
Proceeds from sales of premises and equipment	276	1,070	2,202
Purchases of premises and equipment	(15,398)	(12,512)	(43,147)
Benefits received on life insurance policies	4,883	3,296	3,747
Proceeds from sales of repossessed properties	4,247	7,211	2,926

Net cash from investing activities	(633,404)	(619,715)	(286,683)
Financing Activities:
Net change in deposits	36,821	440,714	508,391
Net change in short-term borrowings	84,541	(389,417)	505,834
Principal payments on notes payable and other borrowings	(1,880)	(15,412)	(12,895)
Proceeds from junior subordinated deferrable interest debentures	123,712	—	—
Proceeds from stock option exercises	36,006	15,294	10,754
Purchase of treasury stock	(65,212)	(11,082)	(29,884)
Cash dividends paid	(53,782)	(48,485)	(44,737)

Net cash from financing activities	160,206	(8,388)	937,463

Net change in cash and cash equivalents	(344,417)	(425,741)	933,245
Cash and cash equivalents at beginning of year	1,638,206	2,063,947	1,130,702

Cash and cash equivalents at end of year	$1,293,789	$1,638,206	$2,063,947

See accompanying Notes to Consolidated Financial Statements

Cullen/ Frost Bankers, Inc.

Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

					Accumulated
					Other
					Comprehensive
		Additional			Income
	Common	Paid-In	Retained	Deferred	(Loss),	Treasury
	Stock	Capital	Earnings	Compensation	Net of Tax	Stock	Total

Balance at January 1, 2002	$536	$191,856	$482,258	$(3,826)	$(14,005)	$(61,900)	$594,919
Comprehensive income:
Net income	—	—	116,986	—	—	—	116,986
Net other comprehensive income	—	—	—	—	46,553	—	46,553

Total comprehensive income							163,539

Stock option exercises (684,832 shares)	—	—	(5,088)	—	—	15,842	10,754
Tax benefit from stock compensation	—	4,361	—	—	—	—	4,361
Purchase of treasury stock (842,137 shares)	—	—	3	157	—	(30,044)	(29,884)
Non-vested stock awards (97,545 shares)	—	613	—	(3,126)	—	2,513	—
Amortization of deferred compensation	—	—	—	4,838	—	—	4,838
Cash dividends ($0.875 per share)	—	—	(44,737)	—	—	—	(44,737)

Balance at December 31, 2002	536	196,830	549,422	(1,957)	32,548	(73,589)	703,790
Comprehensive income:
Net income	—	—	130,501	—	—	—	130,501
Net other comprehensive loss	—	—	—	—	(24,485)	—	(24,485)

Total comprehensive income							106,016

Stock option exercises (688,280 shares)	—	—	(6,033)	—	—	21,327	15,294
Tax benefit from stock compensation	—	3,638	—	—	—	—	3,638
Purchase of treasury stock (277,137 shares)	—	—	—	—	—	(11,082)	(11,082)
Non-vested stock awards (69,475 shares)	—	376	—	(2,647)	—	2,271	—
Amortization of deferred compensation	—	—	—	833	—	—	833
Cash dividends ($0.94 per share)	—	—	(48,485)	—	—	—	(48,485)

Balance at December 31, 2003	536	200,844	625,405	(3,771)	8,063	(61,073)	770,004
Comprehensive income:
Net income	—	—	141,325	—	—	—	141,325
Net other comprehensive loss	—	—	—	—	(18,847)	—	(18,847)

Total comprehensive income							122,478

Stock option exercises (1,547,650 shares)	—	—	(15,076)	—	—	51,082	36,006
Tax benefit from stock compensation	—	11,524	—	—	—	—	11,524
Purchase of treasury stock (1,466,991 shares)	—	—	—	—	—	(65,212)	(65,212)
Non-vested stock awards (67,100 shares)	—	542	—	(3,173)	—	2,631	—
Amortization of deferred compensation	—	—	—	1,377	—	—	1,377
Cash dividends ($1.035 per share)	—	—	(53,782)	—	—	—	(53,782)

Balance at December 31, 2004	$536	$212,910	$697,872	$(5,567)	$(10,784)	$(72,572)	$822,395

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

      Basis of Presentation. The consolidated financial statements include the accounts of Cullen/ Frost and all other entities in which Cullen/ Frost has a controlling financial interest (collectively referred to as the “Corporation”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Corporation follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.

      The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation’s wholly owned subsidiaries, Cullen/ Frost Capital Trust I and Cullen/ Frost Capital Trust II, are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements.

      Certain items in prior financial statements have been reclassified to conform to the current presentation. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition (see Note 2 — Acquisitions).

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

      Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by the Corporation, federal funds sold and resell agreements. Net cash flows are reported for loans, loans held for sale, deposit transactions and short-term borrowings.

      Cash paid for interest totaled $60.0 million in 2004, $57.3 million in 2003 and $76.0 million in 2002. Cash paid for income taxes totaled $53.5 million in 2004, $48.8 million in 2003 and $49.9 million in 2002. Significant non-cash transactions included transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures of $8.0 million in 2004, $5.3 million in 2003 and $562 thousand in 2002 and loans originated to facilitate the sale of other real estate owned of $2.2 million in 2003.

      Cash Restrictions. The Corporation was required to have $76.5 million and $75.3 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2004 and 2003. Deposits with the Federal Reserve Bank do not earn interest.

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

      Loans Held for Sale. The Corporation originates student loans primarily for sale in the secondary market. Accordingly, student loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation may sell such loans prior to the end of the deferment period. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Student loans totaled $63.6 million and $58.3 million at December 31, 2004 and 2003 and are included in total loans in the consolidated balance sheet.

      Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

      Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions or review by regulatory examiners. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $8.7 million and $5.3 million at December 31, 2004 and 2003.

      Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Prior to January 1, 2002, goodwill was amortized over its estimated life using the straight-line method or an accelerated basis (as appropriate) over periods generally not exceeding 25 years. On January 1, 2002, in accordance with a new accounting standard, the Corporation stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. Under the new policy, goodwill is assigned to reporting units. Goodwill is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 7 — Goodwill and Other Intangible Assets.

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

      Deferred Compensation. Deferred compensation is recorded as a component of shareholders’ equity for non-vested stock awards issued. The compensation is valued at the grant date and recognized over the service period.

      Stock-Based Compensation. Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations by accounting standards setters. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for non-vested stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the service period of the award.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 13 — Employee Benefit Plans use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

      The Corporation expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Corporation on July 1, 2005. See Note 22 — New Accounting Standards for additional information.

      Advertising Costs. Advertising costs are expensed as incurred.

      Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities associated with components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

      The Corporation files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.

      Basic and Diluted Earnings Per Common Share. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 11 — Shareholders’ Equity and Earnings Per Common Share.

      Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity.

      Derivative Financial Instruments. The Corporation’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Corporation’s balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Corporation considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 120% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Corporation formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Corporation will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

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

      During the second quarter of 2002, the Corporation acquired the branch facility and certain deposits of the Harlingen, Texas branch of another financial institution. The Corporation assumed approximately $20.0 million in deposits in connection with the acquisition.

Note 3 — Securities Held to Maturity and Securities Available for Sale

       Year-end securities held to maturity and available for sale consisted of the following:

	December 31, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Held to Maturity
U.S. government agencies and corporations	$15,614	$346	$6	$15,954	$21,850	$636	$7	$22,479
States and political subdivisions	—	—	—	—	2,113	128	—	2,241
Other	1,100	—	4	1,096	1,125	—	—	1,125

Total	$16,714	$346	$10	$17,050	$25,088	$764	$7	$25,845

Available for Sale
U.S. government agencies and corporations	$2,665,654	$25,644	$14,502	$2,676,796	$2,666,418	$46,426	$10,997	$2,701,847
States and political subdivisions	244,929	7,688	472	252,145	195,826	8,958	99	204,685
Other	28,355	—	—	28,355	34,206	—	—	34,206

Total	$2,938,938	$33,332	$14,974	$2,957,296	$2,896,450	$55,384	$11,096	$2,940,738

      Securities with a carrying value totaling $1.7 billion at December 31, 2004 and $2.1 billion at December 31, 2003 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

      A total of 85 securities had unrealized losses at December 31, 2004. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held to Maturity
U.S. government agencies and corporations	$402	$2	$359	$4	$761	$6
Other	996	4	—	—	996	4

Total	$1,398	$6	$359	$4	$1,757	$10

Available for Sale
U.S. government agencies and corporations	$1,036,548	$10,399	$247,594	$4,103	$1,284,142	$14,502
States and political subdivisions	33,944	463	345	9	34,289	472

Total	$1,070,492	$10,862	$247,939	$4,112	$1,318,431	$14,974

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

      Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

      The amortized cost and estimated fair value of securities at December 31, 2004 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities, collateralized mortgage obligations and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$100	$100	$88,099	$88,151
Due after one year through five years	1,000	996	45,296	47,484
Due after five years through ten years	—	—	137,596	141,393
Due after ten years	—	—	53,880	55,056
Mortgage-backed securities and collateralized mortgage obligations	15,614	15,954	2,585,712	2,596,857
Equity securities	—	—	28,355	28,355

Total	$16,714	$17,050	$2,938,938	$2,957,296

      Sales of securities available for sale were as follows:

	2004	2003	2002

Proceeds from sales	$597,369	$6,768,029	$6,992,946
Gross realized gains	513	2,496	102
Gross realized losses	3,890	2,456	14

Note 4 — Trading Account Securities

       Year-end trading account securities, at estimated fair value, were as follows:

	2004	2003

U.S. Treasury	$4,671	$3,091
U.S. government agencies and corporations	—	2,498

Total	$4,671	$5,589

      The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $1.8 million in 2004, $1.9 million in 2003, and $1.7 million in 2002.

Note 5 — Loans

       Year-end loans consisted of the following:

	2004	2003

Commercial and industrial:
Commercial	$2,361,052	$2,081,631
Leases	114,016	77,909
Asset-based	34,687	36,683

Total commercial and industrial	2,509,755	2,196,223
Real estate:
Construction:
Commercial	419,141	349,152
Consumer	37,234	23,399
Land:
Commercial	215,148	178,022
Consumer	3,675	5,169
Commercial mortgages	1,185,431	1,102,138
1-4 family residential mortgages	86,098	113,756
Home equity and other consumer	387,864	292,255

Total real estate	2,334,591	2,063,891
Consumer:
Indirect	3,648	8,358
Student loans held for sale	63,568	58,280
Other	247,025	246,173
Other	21,819	28,962
Unearned discounts	(15,415)	(11,141)

Total loans	$5,164,991	$4,590,746

      Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as eight other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2004 and 2003, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

      Student loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

      Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2004 or 2003.

      Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”) totaling $3.5 million at December 31, 2004 and $3.8 million at December 31, 2003. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. During 2004, total principal additions were $4.4 million and total principal payments were $4.7 million.

      Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $30.4 million at December 31, 2004 and $47.5 million at December 31, 2003. Had these loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $2.2 million in 2004, $2.0 million in 2003 and $1.9 million in 2002. Accruing loans past due more than 90 days totaled $5.2 million at December 31, 2004 and $14.5 million at December 31, 2003. There were no restructured loans outstanding during 2004 or 2003.

      Impaired Loans. Year-end impaired loans were as follows:

	2004	2003

Balance of impaired loans with no allocated allowance	$6,566	$5,815
Balance of impaired loans with an allocated allowance	19,840	36,869

Total recorded investment in impaired loans	$26,406	$42,684

Amount of the allowance allocated to impaired loans	$10,696	$16,998

      The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $36.3 million in 2004, $33.7 million in 2003 and $30.3 million in 2002. No interest income was recognized on these loans subsequent to their classification as impaired.

      Allowance for Loan Losses. Activity in the allowance for possible loan losses was as follows:

	2004	2003	2002

Balance at the beginning of the year	$83,501	$82,584	$72,881
Provision for possible loan losses	2,500	10,544	22,546
Net charge-offs:
Losses charged to the allowance	(20,015)	(16,995)	(18,724)
Recoveries of loans previously charged off	9,824	7,368	5,881

Net charge-offs	(10,191)	(9,627)	(12,843)

Balance at the end of the year	$75,810	$83,501	$82,584

Note 6 — Premises and Equipment

       Year-end premises and equipment were as follows:

	2004	2003

Land	$52,475	$52,665
Buildings	127,963	125,781
Furniture and equipment	126,674	119,368
Leasehold improvements	42,285	41,618
Construction in progress	2,122	532

	351,519	339,964
Less accumulated depreciation and amortization	(181,493)	(171,353)

Total premises and equipment, net	$170,026	$168,611

      Depreciation and amortization of premises and equipment totaled $13.8 million in 2004, $14.5 million in 2003 and $14.1 million in 2002.

Note 7 — Goodwill and Other Intangible Assets

       Goodwill. Prior to January 1, 2002, goodwill was amortized over its estimated life using the straight-line or an accelerated basis (as appropriate) over periods generally not exceeding 25 years. On January 1, 2002, in accordance with a new accounting standard, the Corporation stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. No goodwill impairment was recorded in connection with the adoption of the new accounting standard. Goodwill totaled $102.4 million at December 31, 2004 and $98.9 million at December 31, 2003. The Corporation recorded goodwill totaling $3.5 million in 2004 and $1.1 million in 2003, in connection with insurance agency acquisitions. See Note 2 — Acquisitions.

      Other Intangible Assets. Other intangible assets were as follows:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

December 31, 2004
Core deposits	$55,854	$(47,193)	$8,661
Non-compete agreements	6,262	(3,972)	2,290
Customer relationships	4,159	(961)	3,198

	$66,275	$(52,126)	$14,149

December 31, 2003
Core deposits	$59,300	$(46,914)	$12,386
Non-compete agreements	6,867	(4,749)	2,118
Customer relationships	2,060	(563)	1,497

	$68,227	$(52,226)	$16,001

      Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $5.3 million in 2004, $5.9 million in 2003 and $7.1 million in 2002. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2004 is as follows:

2005	$4,756
2006	3,428
2007	2,694
2008	1,771
2009	885
Thereafter	615

$14,149

Note 8 — Deposits

       Year-end deposits were as follows:

	2004	2003

Non-interest-bearing demand deposits:
Commercial and individual	$2,573,907	$2,315,971
Correspondent banks	336,554	769,486
Public funds	58,926	58,016

Total non-interest-bearing demand deposits	2,969,387	3,143,473
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,245,767	1,179,233
Money market accounts	2,622,339	2,285,389
Time accounts under $100,000	381,468	413,140
Time accounts of $100,000 or more	464,118	506,757
Public funds	422,599	540,865

Total interest-bearing deposits	5,136,291	4,925,384

Total deposits	$8,105,678	$8,068,857

      At December 31, 2004 and 2003, interest-bearing public funds deposits included $177.0 million and $286.5 million in savings and interest checking accounts, $101.8 million and $123.7 million in money market accounts, $4.2 million and $3.6 million in time accounts under $100 thousand, and $139.6 million and $127.1 million in time accounts of $100 thousand or more, respectively.

      Deposits from foreign sources, primarily Mexico, totaled $659.7 million at December 31, 2004 and $659.9 million at December 31, 2003. Deposits from certain directors, executive officers and their affiliates totaled $52.4 million and $53.6 million at December 31, 2004 and 2003.

      Scheduled maturities of time deposits, including both private and public funds, at December 31, 2004 were as follows:

2005	$867,127
2006	121,896
2007	182
2008	52
2009	41
Thereafter	64

$989,362

      Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2004, were as follows:

Due within 3 months or less	$330,650
Due after 3 months and within 6 months	106,022
Due after 6 months and within 12 months	104,203
Due after 12 months	62,821

$603,696

Note 9 — Borrowed Funds

       Line of Credit. Cullen/ Frost has available a $25 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2004 or 2003.

      Federal Home Loan Bank Advances. Federal Home Loan Bank (FHLB) advances totaled $872 thousand and $2.8 million at December 31, 2004 and 2003. These advances fall under the provisions of a credit facility designed to enable the Corporation to fund long-term loans. The advances mature at varying dates through April 2013 and had a weighted-average rate of 5.92% and 3.25% at December 31, 2004 and 2003. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB. Scheduled minimum future principal payments are not significant for any future period.

      Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $44.3 million and $53.8 million at December 31, 2004 and 2003. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $462.0 million and $368.0 million at December 31, 2004 and 2003.

      Subordinated Notes Payable. In August 2001, Frost Bank issued $150 million of subordinated notes that mature in 2011 and bear interest at 6.875%, per annum, which is payable semi-annually. The notes were offered only to accredited investors in denominations of $250 thousand or more under the Office of the Comptroller of the Currency’s abbreviated registration procedures. The notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both Frost Bank and Cullen/ Frost. Proceeds from the sale of the notes were used for general corporate purposes. The principal balance of the notes was $150.0 million at December 31, 2004 and 2003, while unamortized debt issuance costs, which are included in other assets, totaled $891 thousand and $1.0 million at those dates.

      Junior Subordinated Deferrable Interest Debentures. The Corporation has issued a total of $226.8 million of junior subordinated deferrable interest debentures to two wholly owned Delaware statutory business trusts, Cullen/ Frost Capital Trust I (“Trust I”) and Cullen/ Frost Capital Trust II (“Trust II”). The trusts are considered variable interest entities for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Corporation’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with these trusts are presented below.

      In February 1997, Trust I issued $100 million of 8.42% trust preferred securities. The securities represent preferred beneficial interests in the assets of the trust. The trust preferred securities will mature on February 1, 2027, and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after February 1, 2007, and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable semi-annually in arrears on February 1 and August 1 of each year. Trust I also issued $3.1 million of common equity securities to Cullen/ Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $103.1 million of 8.42% junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

      In February 2004, Trust II issued $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/ Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55% which was equal to 3.95% at December 31, 2004) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

      The Corporation has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period in the case of the debentures issued to Trust I, and a period of up to twenty consecutive quarterly periods with respect to each deferral period in the case of the debentures issued to Trust II. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Corporation has elected to defer interest on the debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

      Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Corporation on a limited basis. The Corporation also entered into an agreement as to expenses and liabilities with both trusts pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of each trust other than those arising under the trust preferred securities. The obligations of the Corporation under the junior subordinated debentures, the related indentures, the trust agreements establishing the trusts, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of each trust’s obligations under the trust preferred securities.

      Despite the fact that the accounts of Trust I and Trust II are not included in the Corporation’s consolidated financial statements, the $220 million in trust preferred securities issued by the trusts are included in the Tier 1 capital of Cullen/ Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. Based on the proposed rule, the Corporation expects to include all of its $220 million in trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

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

      The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Commitments to extend credit totaled $2.8 billion and $2.4 billion at December 31, 2004 and 2003.

      Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $239.8 million and $188.2 million at December 31, 2004 and 2003.

      The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At both December 31, 2004 and 2003, the Corporation had deferred standby letter of credit fees totaling $1.5 million, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

      Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2004 and 2003, the guarantees totaled $9.6 million and $9.1 million, of which amounts, $6.0 million and $6.3 million were fully collateralized.

      Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.7 billion at December 31, 2004. At December 31, 2004, the Corporation held liquid assets with a fair value of $1.7 billion as collateral for these agreements.

      Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $13.0 million in 2004, $13.2 million in 2003 and $14.6 million in 2002. Future minimum lease payments due under non-cancelable operating leases at December 31, 2004 were as follows:

2005	$12,979
2006	12,112
2007	10,169
2008	9,507
2009	7,029
Thereafter	22,692

$74,488

      It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2004, were $1.2 million.

      The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $823 thousand in 2004, $791 thousand in 2003 and $759 thousand in 2002. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

      Change in Control Agreements. The Corporation has change-in-control agreements with certain executive officers. Under these agreements, each covered person could receive, upon the effectiveness of a change-in-control, two to three times (depending on the person) his or her base compensation plus the target bonus established for the year, and any unpaid base salary and pro rata target bonus for the year in which the termination occurs, including vacation pay. Additionally, the executive’s insurance benefits will continue for two to three full years after the termination and all long-term incentive awards will immediately vest.

      Litigation. The Corporation is subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

Note 11 —	Shareholders’ Equity and Earnings Per Common Share

       Earnings Per Common Share. Basic and diluted earnings per common share computations were as follows:

	2004	2003	2002

Numerators for both basic and diluted earnings per share:
Income from continuing operations	$141,325	$130,501	$122,233
Loss from discontinued operations, net of tax	—	—	(5,247)

Net income	$141,325	$130,501	$116,986

Denominators:
Weighted-average shares outstanding — basic	51,651	51,442	51,001
Dilutive effect for stock options and non-vested stock awards	1,489	1,216	1,422

Weighted-average shares outstanding — diluted	53,140	52,658	52,423

Basic earnings per share:
Income from continuing operations	$2.74	$2.54	$2.40
Loss from discontinued operations, net of tax	—	—	(0.11)

Net income	$2.74	$2.54	$2.29

Diluted earnings per share:
Income from continuing operations	$2.66	$2.48	$2.33
Loss from discontinued operations, net of tax	—	—	(0.10)

Net income	$2.66	$2.48	$2.23

      Stock Purchase Rights. Under a shareholder protection rights agreement established in 1999, every share of common stock carries the right (a “Right”), under certain circumstances, to purchase a unit of one one-hundredth of a share of junior participating preferred stock at a price of $200.00 per unit. The Rights, which expire on February 8, 2009, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group, with certain exclusions, acquiring the beneficial ownership of 10.0% or more of the Corporation’s outstanding common stock, or (ii) the public announcement that a person or group has acquired beneficial ownership of 10.0% or more of the Corporation’s outstanding common stock.

      The purchase price payable, and the number of units of preferred stock issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution in the event of a stock dividend, among other things. The Corporation may redeem the Rights in whole, but not in part, at a price of $0.01 per Right at the sole discretion of the Corporation’s Board of Directors at any time prior to distribution of the Rights. The Corporation’s Board of Directors may amend the terms of the Rights without the consent of the holders of the Rights, except that after the distribution of the Rights, no amendment may be made that would materially adversely affect the interests of the holders of the Rights. Until a Right is exercised, the holder of a Right will have no rights as a stockholder of the Corporation, including, without limitation, the right to vote or to receive dividends.

      Stock Repurchase Plans. During 2004, the Corporation maintained two stock repurchase plans authorized by the Corporation’s board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation’s board of directors approved the first of the two stock repurchase plans on October 23, 2003. This plan, which was completed in 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 in the open market or through private transactions. Under the plan, during 2003, the Corporation repurchased 267.9 thousand shares at a cost of $10.7 million. During 2004, the Corporation repurchased the remaining 932.1 thousand shares authorized under the plan at a cost of $39.7 million. The Corporation’s board of directors approved the second stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. As of December 31, 2004, the Corporation has repurchased a total of 533.2 thousand shares under this plan at a cost of $25.5 million.

      The Corporation previously maintained a stock repurchase plan implemented in September 2001. The repurchase plan was terminated during September 2003. No shares were repurchased under this plan in 2003. During 2002, the Corporation repurchased 800.0 thousand shares at a cost of $28.8 million.

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

      Cullen/ Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/ Frost also includes $220 million of trust preferred securities issued by Cullen/ Frost Capital Trust I and Cullen/ Frost Capital Trust II (see Note 9 — Borrowed Funds). Cullen/ Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $150 million of 6.875% subordinated notes payable and a permissible portion of the allowance for possible loan losses.

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

      Actual and required capital ratios for Cullen/ Frost and Frost Bank were as follows:

					Required to be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total Capital to Risk-Weighted Assets
Cullen/ Frost	$1,142,689	15.99%	$571,492	8.00%	N/A	N/A
Frost Bank	962,302	13.48	570,926	8.00	$713,657	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/ Frost	916,879	12.83	285,746	4.00	N/A	N/A
Frost Bank	736,492	10.32	285,463	4.00	428,194	6.00
Leverage Ratio
Cullen/ Frost	916,879	9.18	399,300	4.00	N/A	N/A
Frost Bank	736,492	7.39	398,667	4.00	498,333	5.00
December 31, 2003
Total Capital to Risk-Weighted Assets
Cullen/ Frost	$960,545	15.01%	$512,014	8.00%	N/A	N/A
Frost Bank	894,606	13.99	511,635	8.00	$639,544	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/ Frost	730,500	11.41	256,007	4.00	N/A	N/A
Frost Bank	664,619	10.39	255,817	4.00	383,726	6.00
Leverage Ratio
Cullen/ Frost	730,500	7.83	373,275	4.00	N/A	N/A
Frost Bank	664,619	7.13	372,882	4.00	466,102	5.00

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

      Dividend Restrictions. In the ordinary course of business, Cullen/ Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2004, Frost Bank could pay dividends of up to $207.2 million to Cullen/ Frost without prior regulatory approval and without adversely affecting its “well capitalized” status.

Note 13 — Employee Benefit Plans

Retirement Plans

       Profit Sharing Plans. On January 1, 2002, the Corporation adopted a deferred profit-sharing plan that replaced its defined benefit plan. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation based upon the fiscal year profitability. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. Expense related to this plan totaled $8.1 million in 2004, $7.9 million in 2003 and $7.6 million in 2002.

      The Corporation maintains a separate non-qualified deferred profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan totaled $491 thousand in 2004, $290 thousand in 2003 and $96 thousand in 2002.

      Retirement Plan and Restoration Plan. The Corporation maintains a non-contributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2001. The plan provides pension and death benefits to substantially all employees who were at least 21 years of age and had completed at least one year of service prior to December 31, 2001. Defined benefits are provided based on an employee’s final average compensation and years of service at the time the plan was frozen and age at retirement. The freezing of the plan provides that future salary increases will not be considered. The Corporation’s funding policy is to contribute quarterly an amount necessary to satisfy the funding standards of the Employee Retirement Income Security Act (“ERISA”). In the ordinary course of business, Frost Bank acts as agent for the plan in securities lending transactions in which the plan lends certain of its securities to third parties.

      The Corporation’s Restoration of Retirement Income Plan (the “Restoration Plan”) provides benefits for eligible employees that are in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended, that apply to the Retirement Plan. The Restoration plan is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2001, is supported by contributions from the Corporation.

      The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit plans was as follows:

	2004	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$108,436	$99,098	$87,473
Interest cost	6,658	6,569	6,166
Actuarial loss	3,255	6,579	9,122
Benefits paid	(3,719)	(3,810)	(3,663)

Benefit obligation at end of year	114,630	108,436	99,098
Change in plan assets:
Fair value of plan assets at beginning of year	70,608	57,336	56,355
Actual return on plan assets	4,624	11,149	(7,960)
Employer contributions	5,630	5,933	12,604
Benefits paid	(3,719)	(3,810)	(3,663)

Fair value of plan assets at end of year	77,143	70,608	57,336

Funded status of the plan at end of year	37,487	37,828	41,762
Unrecognized net actuarial loss	(34,947)	(31,883)	(32,997)

Accrued benefit liability recognized	$2,540	$5,945	$8,765

Accumulated benefit obligation at end of year	$114,630	$108,436	$99,098

      Certain disaggregated information related to the Corporation’s defined benefit plans as of year-end was as follows:

	Retirement Plan		Restoration Plan

	2004	2003	2004	2003

Projected benefit obligation	$102,082	$96,661	$12,548	$11,775
Accumulated benefit obligation	102,082	96,661	12,548	11,775
Fair value of plan assets	77,143	70,608	—	—

      Amounts recognized in the consolidated balance sheets related to the Corporation’s defined benefit plans as of year-end were as follows:

	2004	2003

Accrued benefit liability	$37,487	$37,828
Accumulated other comprehensive income	(34,947)	(31,883)

Net amount recognized	$2,540	$5,945

      The components of the combined net periodic benefit cost for the Corporation’s defined benefit plans were as follows:

	2004	2003	2002

Expected return on plan assets, net of expenses	$(6,321)	$(5,421)	$(5,436)
Interest cost on projected benefit obligation	6,658	6,569	6,165
Net amortization and deferral	1,865	1,964	292

Net periodic benefit cost	$2,202	$3,112	$1,021

      The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2004	2003	2002

Benefit obligations:
Discount rate	6.00%	6.25%	6.75%
Net periodic benefit cost:
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.75	8.75	9.00

      The asset allocation of the Corporation’s Retirement Plan as of year-end is presented in the following table. The Corporation’s Restoration Plan is unfunded.

	2004	2003

Equity securities	70.4%	71.5%
Debt securities (fixed income)	24.1	25.7
Cash and cash equivalents	5.5	2.8

Total	100.0%	100.0%

      Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2004, management’s investment objective for the Corporation’s defined benefit plans is to achieve capital appreciation. This strategy provides for a target asset mix of approximately 60% to 70% invested in equity securities, approximately 30% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

      The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.75% in the determination of both the net periodic benefit cost and the benefit obligations for 2004. This assumption is supported by a 12 year annualized return for a quarterly rebalanced portfolio with allocation targets of: (i) 65% equity securities (invested in the Wilshire 5000 equity index), (ii) 30% fixed income debt securities (invested in the Lehman Brothers bond index) and (iii) 5% cash equivalents. The expected long-term rate of return for this investment strategy is reduced by 60 basis points for trustee and investment expenses and administrative fees.

      The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not invest in real estate, commodities, or private investments.

      As of December 31, 2004, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2005	$3,911
2006	4,267
2007	4,595
2008	4,975
2009	5,382
2010 through 2014	32,217

$55,347

      The Corporation expects to contribute $5.4 million to the defined benefit plans during 2005.

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

      Post-Retirement Healthcare Benefits. The Corporation provides post-retirement healthcare benefits to certain former employees. The related unfunded benefit obligations totaled $4.0 million and $3.4 million at December 31, 2004 and 2003. Of these amounts, $2.2 million and $2.6 million had been recognized in the Corporation’s consolidated balance sheets at December 31, 2004 and 2003. The net periodic benefit cost totaled $309 thousand in 2004, $716 thousand in 2003 and $291 thousand in 2002. The Corporation’s share of benefits paid under the plan totaled $746 thousand in 2004 and $463 thousand in 2003. The discount rates used to determine the benefit obligations were 6.00% and 6.25% at December 31, 2004 and 2003. The discount rates used to determine the net periodic benefit cost was 6.25% for 2004, 6.75% for 2003 and 7.50% for 2002. The assumed health care cost trend rate for 2005 is 10.0%; however, the ultimate trend rate is expected to be 5.0%, which is expected to be achieved by 2010. The estimated effect of a one percent increase in the assumed healthcare cost trend rate would be a 4.8% aggregate increase in the service cost and interest cost components of the net periodic benefit cost and a 3.8% increase in the accumulated post-retirement benefit obligation. The estimated effect of a one percent decrease in the assumed healthcare cost trend rate would be a 4.6% aggregate decrease in the service cost and interest cost components of the net periodic benefit cost and a 3.7% decrease in the accumulated post-retirement benefit obligation. The Corporation’s contributions related to post-retirement health care benefits are expected to be $333 thousand in 2005. Future benefit payments are expected to be less than $900 thousand in 2005 with a diminishing annual amount through 2014.

Savings Plans

       401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $5.9 million in 2004, $5.5 million in 2003 and $5.4 million in 2002. The Corporation’s matching contribution is initially invested in Cullen/ Frost common stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

      The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan totaled $60 thousand in 2004, $51 thousand in 2003 and $55 thousand in 2002.

Stock Compensation Plans

       The Corporation has two active executive stock plans (the 1992 Stock Plan and the 2001 Stock Plan) and one active outside director stock plan (the 1997 Director Stock Plan). These plans, all of which were approved by the Corporation’s shareholders, were established to help the Corporation retain and motivate key employees. The Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.

      The 2001 Stock Plan superceded the 1992 Stock Plan and all remaining shares authorized for grant under the superceded 1992 Stock Plan were transferred to the 2001 Plan. The 2001 Stock Plan has also replaced all other previously approved executive stock plans. The Corporation may grant stock awards, incentive stock options, nonqualified stock options, stock appreciation rights, or any combination thereof to certain employees under the 2001 Stock Plan.

      The 1997 Director Stock Plan allows the Corporation to grant nonqualified stock options to outside directors. The options may be awarded in such number, and upon such terms, and at any time and from time to time as determined by the Committee.

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

      A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Stock Options Outstanding

		Non-vested		Weighted-
	Shares	Stock		Average
	Available	Awards	Number	Exercise
	for Grant	Outstanding	of Shares	Price

Balance, January 1, 2002	3,371,720	211,844	7,299,512	$23.77
Granted	(775,945)	97,545	678,400	33.79
Stock options exercised	—	—	(684,832)	15.79
Stock awards vested	—	(211,410)	—	—
Forfeited	296,751	(9,851)	(286,900)	25.84
Canceled	(277,478)	—	—	—

Balance, December 31, 2002	2,615,048	88,128	7,006,180	25.43
Granted	(776,875)	69,475	707,400	38.02
Stock options exercised	—	—	(688,280)	22.26
Stock awards vested	—	(26,500)	—	—
Forfeited	127,400	—	(127,400)	29.26
Canceled	(45,000)	—	—	—

Balance, December 31, 2003	1,920,573	131,103	6,897,900	26.97
Granted	(783,200)	67,100	716,100	47.16
Stock options exercised	—	—	(1,547,650)	23.26
Stock awards vested	—	(1,223)	—	—
Forfeited	22,400	—	(22,400)	31.77
Canceled	—	—	—	—

Balance, December 31, 2004	1,159,773	196,980	6,043,950	30.29

      Options awarded under the 1997 Directors Plan during the periods presented have a six-year life with immediate vesting. Options awarded prior to 2001 under the 1997 Directors Plan have a ten-year life with immediate vesting. Options related to other plans awarded since 1999 have a six-year life with a three-year-cliff vesting period. Options awarded in 1998 have a ten-year life with a three-year-cliff vesting period. In general, options awarded prior to 1998 have a ten-year life with a five-year vesting period.

      Other information regarding options outstanding and exercisable as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number	Exercise	Contractual	Number	Exercise
Exercise Prices	of Shares	Price	Life in Years	of Shares	Price

$10.01—$15.00	146,800	$11.44	0.73	146,800	$11.44
15.01— 20.00	420,800	15.13	1.76	420,800	15.13
20.01— 25.00	2,178,000	24.23	2.56	2,178,000	24.23
25.01— 30.00	179,500	26.87	3.66	179,500	26.87
30.01— 35.00	1,572,850	33.20	2.72	992,750	33.14
35.01— 40.00	830,400	37.90	4.47	160,000	37.03
40.01— 45.00	36,500	42.74	5.51	32,000	43.08
45.01— 50.00	679,100	47.40	5.78	—	—

Total	6,043,950	30.29	3.17	4,109,850	25.76

      Non-vested share awards are generally awarded with a four-year cliff vesting period. The market value of non-vested shares at the date of grant is deferred and expensed ratably over the vesting period. The weighted-

average market price per share of non-vested stock awarded was $47.29 in 2004, $38.10 in 2003 and $32.05 in 2002. Compensation expense related to non-vested stock awards totaled $1.4 million in 2004, $833 thousand in 2003 and $4.8 million in 2002. Approximately $3.0 million of the compensation expense recognized during 2002 was related to the acceleration of vesting for employees terminated in connection with the discontinuation of operations of the capital markets activities of Frost Securities. See Note 20 — Discontinued Operations.

      Pro Forma Net Income and Earnings Per Common Share. The following pro forma information presents net income and earnings per share for 2004, 2003 and 2002 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and stock awards is amortized to expense over the related vesting periods.

	2004	2003	2002

Net income, as reported	$141,325	$130,501	$116,986
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	895	541	3,145
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,367)	(6,430)	(10,057)

Pro forma net income	$136,853	$124,612	$110,074

Earnings per common share:
Basic — as reported	$2.74	$2.54	$2.29
Basic — pro forma	2.65	2.42	2.16
Diluted — as reported	2.66	2.48	2.23
Diluted — pro forma	2.58	2.37	2.10

      The weighted-average fair value of options granted in 2004, 2003 and 2001 was $10.72, $8.58 and $8.47. Fair values of options are estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	3.35%	3.25%	3.07%
Dividend yield	2.25	2.75	2.75
Market price volatility factor	0.27	0.29	0.31
Weighted-average expected life of options	5 Years	5 Years	6 Years

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

      The Corporation expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Corporation on July 1, 2005. See Note 22 — New Accounting Standards for additional information.

Note 14 —	Other Non-Interest Income and Expense

       Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total interest income and total non-interest income for any of the years presented are stated separately.

	2004	2003	2002

Other non-interest income:
Check card income	$7,398	$5,956	$5,297
Other	29,430	26,746	26,932

Total	$36,828	$32,702	$32,229

Other non-interest expense:
Outside computer services	$10,370	$9,960	$9,944
Legal and other professional fees	9,653	10,231	9,073
Advertising, promotions and public relations	9,619	8,399	7,274
Other	59,681	55,567	53,447

Total	$89,323	$84,157	$79,738

Note 15 — Income Taxes

       Income tax expense was as follows:

	2004	2003	2002

Current income tax expense	$62,374	$65,817	$65,638
Deferred income tax expense (benefit)	5,319	(3,778)	(7,817)

Income tax expense from continuing operations as reported	$67,693	$62,039	$57,821

Current income tax benefit related to discontinued operations	$—	$—	$(2,825)

      Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change as follows:

	2004	2003	2002

Income tax expense computed at the statutory rate	$73,156	$67,389	$63,019
Effect of tax-exempt interest	(3,680)	(3,372)	(3,232)
Bank owned life insurance income	(1,445)	(1,619)	(1,739)
Other	(338)	(359)	(227)

Income tax expense, as reported	$67,693	$62,039	$57,821

      Year-end deferred taxes were as follows:

	2004	2003

Deferred tax assets:
Allowance for possible loan losses	$26,534	$29,225
Building modification reserve	1,592	1,592
Gain on sale of assets	3,090	3,185
Additional minimum pension liability	12,231	11,159
Retirement plan	—	710
Reserve for medical insurance	2,344	1,972
Premises and equipment	—	2,533
Dollar-roll repurchase agreements	2,399	1,490
Other	3,606	2,455

Total gross deferred tax assets	51,796	54,321
Deferred tax liabilities:
Prepaid expenses	(1,187)	(1,254)
Intangible assets	(1,823)	(1,978)
Federal Home Loan Bank stock dividends	(1,142)	(1,389)
Unrealized gain on securities available for sale	(6,426)	(15,501)
Retirement plan	(630)	—
Premises and equipment	(1,178)	—
Other	(1,306)	(923)

Total gross deferred tax liabilities	(13,692)	(21,045)

Net deferred tax asset	$38,104	$33,276

      No valuation allowance for deferred tax assets was recorded at December 31, 2004 and 2003 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

Note 16 — Other Comprehensive Income

       Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to net other comprehensive income (loss) is as follows:

	2004	2003	2002

Other comprehensive income:
Securities available for sale:
Change in fair value during the period	$(29,307)	$(38,743)	$93,935
Reclassification adjustment for (gains) losses included in income	3,377	(40)	(88)
Change in additional minimum pension liability	(3,064)	1,114	(22,226)

	(28,994)	(37,669)	71,621
Deferred tax effect	(10,147)	(13,184)	25,068

Net other comprehensive income (loss)	$(18,847)	$(24,485)	$46,553

      The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2004	2003

Additional minimum pension liability	$(22,716)	$(20,724)
Net unrealized gain on securities available for sale	11,932	28,787

	$(10,784)	$8,063

Note 17 — Derivative Financial Instruments

       The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompany consolidated statements of cash flows.

      Interest Rate Derivatives. The Corporation utilizes interest rate swaps, caps and floors to mitigate exposure to interest rate risk. Many of the Corporation’s interest rate derivative positions are matched to specific fixed-rate commercial loans or leases that the Corporation has entered into with its customers. These derivative positions have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial loan/lease due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying loan/lease. The Corporation also has four interest rate swap agreements related to its $150 million fixed-rate subordinated notes. The swaps have been designated as hedging instruments to hedge the risk of changes in the fair value of the next four interest payments on the subordinated notes, through 2006, due to changes in interest rates.

      The Corporation also has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which the Corporation enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customer to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Corporation’s results of operations.

      The notional amounts and estimated fair values of interest rate derivative positions outstanding at year-end are presented in the following table. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

	2004		2003

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Interest rate swaps/caps designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$67,929	$(521)	$110,506	$(1,683)
Commercial loan/lease interest rate caps	4,883	49	4,934	140
Interest rate swaps related to subordinated notes	600,000	4,379	900,000	10,063
Non-hedging interest rate swaps	146,148	—	13,811	(9)

      The weighted-average receive and pay interest rates for interest rate swap positions outstanding at December 31, 2004 were as follows:

	Weighted-Average

	Interest	Interest
	Rate	Rate
	Received	Paid

Commercial loan/lease interest rate swaps	2.49%	4.00%
Interest rate swaps related to subordinated notes	6.88	3.63
Non-hedging interest rate swaps	5.04	5.04

      Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/ Liability Management Committee.

      The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation’s credit exposure relating to interest rate swaps was $972 thousand and $493 thousand at December 31, 2004 and 2003. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

      For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. The amount of hedge ineffectiveness was not significant during any of the reported periods.

      During March 2004, the Corporation terminated certain interest rate swaps with a total notional amount of $72.2 million. The swaps were designated as hedging instruments in fair value hedges of certain fixed-rate commercial loans. The cumulative basis adjustment to fair value resulting from the designation of these loans as hedged items totaled $1.4 million upon termination of the swaps. This cumulative basis adjustment will be treated similar to a premium and amortized as an offset to interest income over the expected remaining life of the underlying loans using the effective yield method. The fair value of the swaps, which totaled $1.4 million upon termination, was paid to the respective counterparties in settlement.

      The Corporation also terminated certain interest rate swaps during 2002. When the interest rate swaps were terminated, the aggregate fair value adjustment related to the hedged items was $3.1 million. In accordance with applicable accounting standards, this amount is being amortized as a yield adjustment over the remaining life of the related hedge items. The previous adjustments to the carrying value of the swaps were reversed through an offsetting settlement with the counterparties to the swaps.

      Commodity Derivatives. The Corporation enters into commodity swaps and option contracts to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices.

      The notional amounts and estimated fair values of commodity derivative positions outstanding at December 31, 2004 are presented in the following table. There were no commodity derivative positions outstanding at December 31, 2003. The estimated fair values are based on quoted market prices.

	Notional	Notional	Estimated
	Units	Amount	Fair Value

Commodity swaps:
Oil	Barrels	46	$6
Natural Gas	MMBTUs	1,160	15
Commodity options:
Oil	Barrels	219	—
Natural Gas	MMBTUs	2,246	—

      Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2004 and 2003.

Note 18 — Fair Value of Financial Instruments

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

      Derivatives: The estimated fair value of the subordinated debt interest rate swap, foreign currency contracts and commodity swaps/options are based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

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

      Loan commitments, standby and commercial letters of credit. The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

      The year-end estimated fair values of financial instruments were as follows:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$1,293,789	$1,293,789	$1,638,206	$1,638,206
Securities	2,978,681	2,979,017	2,971,415	2,972,172
Loans	5,164,991	5,181,763	4,590,746	4,637,444
Allowance for loan losses	(75,810)	—	(83,501)	—

Net loans	5,089,181	5,181,763	4,507,245	4,637,444
Cash surrender value of life insurance policies	105,223	105,223	105,978	105,978
Interest rate swaps on subordinated notes payable	4,379	4,379	10,063	10,063
Commodity and foreign exchange derivatives	873	873	—	—
Accrued interest receivable	37,158	37,158	33,546	33,546
Financial liabilities:
Deposits	8,105,678	8,102,776	8,068,857	8,068,143
Federal funds purchased and repurchase agreements	506,342	506,342	421,801	421,801
Junior subordinated deferrable interest debentures	226,805	231,344	103,093	110,330
Subordinated notes payable and other borrowings	150,872	169,867	152,752	170,079
Interest rate swaps and caps on loans	472	472	1,552	1,552
Commodity and foreign exchange derivatives	852	852	—	—
Accrued interest payable	15,431	15,431	13,315	13,315

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

Note 19 — Operating Segments

       The Corporation has two reportable operating segments, Banking and the Financial Management Group (FMG), that are delineated by the products and services that each segment offers. Banking includes both commercial and consumer banking services, Frost Insurance Agency and the continuing portion of Frost Securities, Inc. (See Note 20 — Discontinued Operations). Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. FMG includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. Certain prior period amounts have been reclassified to conform to the current presentation.

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

      Financial results by operating segment were as follows:

					Discontinued
	Banking	FMG		Non-Banks	Operations	Consolidated

2004
Net interest income (expense)	$338,555	$4,991		$(12,108)	$—	$331,438
Provision for possible loan losses	2,498	2		—	—	2,500
Non-interest income	158,977	64,586		1,547	—	225,110
Non-interest expense	289,452	52,657		2,921	—	345,030

Income (loss) before income taxes	205,582	16,918		(13,482)	—	209,018
Income tax expense (benefit)	67,838	5,921		(6,066)	—	67,693

Net income (loss)	$137,744	$10,997		$(7,416)	$—	$141,325

Average assets (in millions)	$9,590	$13	(1)	$16	$—	$9,619

2003
Net interest income (expense)	$318,909	$3,533		$(8,684)	$—	$313,758
Provision for possible loan losses	10,548	(4)		—	—	10,544
Non-interest income	155,346	58,127		1,888	—	215,361
Non-interest expense	273,165	49,661		3,209	—	326,035

Income (loss) before income taxes	190,542	12,003		(10,005)	—	192,540
Income tax expense (benefit)	62,213	4,202		(4,376)	—	62,039

Net income (loss)	$128,329	$7,801		$(5,629)	$—	$130,501

Average assets (in millions)	$9,559	$14	(1)	$11	$—	$9,584

					Discontinued
	Banking	FMG		Non-Banks	Operations	Consolidated

2002
Net interest income (expense)	$317,739	$4,713		$(8,679)	$—	$313,773
Provision for possible loan losses	22,545	1		—	—	22,546
Non-interest income	140,707	59,232		1,030	—	200,969
Non-interest expense	262,573	47,662		1,907	—	312,142

Earnings (loss) from continuing operations, before income taxes	173,328	16,282		(9,556)	—	180,054
Income tax expense (benefit)	56,839	5,124		(4,142)	—	57,821

Earnings (loss) from continuing operations,	116,489	11,158		(5,414)	—	122,233
Loss from discontinued operations, net of tax	—	—		—	(5,247)	(5,247)

Net income (loss)	$116,489	$11,158		$(5,414)	$(5,247)	$116,986

Average assets (in millions)	$8,296	$46	(1)	$11	$—	$8,353

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $17.1 billion, $14.8 billion and $12.6 billion, at December 31, 2004, 2003 and 2002.

Note 20 — Discontinued Operations

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

      The results of operations of the discontinued component are presented separately in the accompanying consolidated statements of income for 2002, net of tax, following income from continuing operations. Details are presented in the following table:

2002

Revenues	$6,084
Expenses	7,440
Loss on disposal	6,716

Loss before income taxes	(8,072)
Income tax benefit	2,825

Loss from discontinued operations	$(5,247)

Loss per common share from discontinued operations:
Basic	$(0.11)
Diluted	(0.10)

Note 21 — Condensed Financial Statements of Parent Company

       Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Statements of Income

	Year Ended December 31,

	2004	2003	2002

Income:
Dividend income	$74,592	$70,684	$83,844
Interest and other income	800	585	473

Total income	75,392	71,269	84,317
Expenses:
Interest expense	12,144	8,735	8,738
Salaries and employee benefits	2,488	6,672	6,444
Other	2,649	2,685	2,290

Total expenses	17,281	18,092	17,472

Income before income taxes and equity in undistributed earnings of subsidiaries	58,111	53,177	66,845
Income tax benefit	6,190	6,391	6,344
Equity in undistributed earnings of subsidiaries	77,024	70,933	43,797

Net Income	$141,325	$130,501	$116,986

Condensed Balance Sheets

	December 31,

	2004	2003

Assets:
Cash	$129,945	$457
Resell agreements	54,511	72,912

Total cash and cash equivalents	184,456	73,369
Investment in subsidiaries	873,786	811,897
Other assets	4,643	2,815

Total assets	$1,062,885	$888,081

Liabilities:
Junior subordinated deferrable interest debentures	$226,805	$103,093
Accrued interest payable and other liabilities	13,685	14,984

Total liabilities	240,490	118,077
Shareholders’ Equity	822,395	770,004

Total liabilities and shareholders’ equity	$1,062,885	$888,081

Condensed Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

Operating Activities:
Net income	$141,325	$130,501	$116,986
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(77,024)	(70,933)	(43,797)
Tax benefit from stock option exercises	11,524	3,638	4,361
Amortization of deferred compensation	1,377	833	4,838
Net change in other assets and other liabilities	(3,127)	(3,574)	3,160

Net cash from operating activities	74,075	60,465	85,548
Investing Activities:
Capital contributions to subsidiaries	(3,712)	—	(3,914)

Net cash from investing activities	(3,712)	—	(3,914)
Financing Activities:
Proceeds from junior subordinated deferrable interest debentures	123,712	—	—
Proceeds from stock option exercises	36,006	15,294	10,754
Purchase of treasury stock	(65,212)	(11,082)	(29,884)
Cash dividends paid	(53,782)	(48,485)	(44,737)

Net cash from financing activities	40,724	(44,273)	(63,867)

Net change in cash and cash equivalents	111,087	16,192	17,767
Cash and cash equivalents at beginning of year	73,369	57,177	39,410

Cash and cash equivalents at end of year	$184,456	$73,369	$57,177

Note 22 — New Accounting Standards

Statements of Financial Accounting Standards

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

      SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group, (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Corporation’s financial statements.

      SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003).” SFAS 132R was issued by the FASB in an effort to improve financial statement disclosures for defined benefit plans. SFAS 132R requires companies to provide additional details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies will also be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis in interim financial statements. The new disclosure requirements were effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Corporation began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. See Note 13 — Employee Benefit Plans.

      SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Corporation on July 1, 2005. The Corporation will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $1.5 million beginning in the third quarter of 2005 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Financial Accounting Standards Board Interpretations

       FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

      The Corporation adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. The implementation of FIN 46 required the Corporation to de-consolidate its investment in Cullen/ Frost Capital Trust I because the Corporation is not the primary beneficiary. All prior financial statements have been restated to reflect this de-consolidation. There was no impact on shareholders’ equity, income from continuing operations or net income.

      FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Corporation’s financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Corporation’s financial statements.

Emerging Issues Task Force Issues

       Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Corporation began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

SEC Staff Accounting Bulletins

       SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Corporation’s financial statements.

American Institute of Certified Public Accountants Statements of Position

       SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Corporation beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Corporation’s financial statements.

Cullen/Frost Bankers, Inc.

Consolidated Average Balance Sheets
(dollars in thousands — tax-equivalent basis)

      The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,

	2004			2003

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,175	$63	1.02%	$8,869	$104	1.17%
Federal funds sold and resell agreements	564,286	8,834	1.57	825,452	9,601	1.16
Securities:
Tax-exempt	219,674	14,138	6.68	200,844	13,184	6.56
Taxable	2,739,001	125,999	4.63	2,478,427	117,342	4.73

Total securities	2,958,675	140,137	4.77	2,679,271	130,526	4.87
Loans, net of unearned discount	4,823,198	250,174	5.19	4,497,489	233,902	5.20

Total earning assets and average rate earned	8,352,334	399,208	4.79	8,011,081	374,133	4.67
Cash and due from banks	746,257			1,046,690
Allowance for possible loan losses	(81,232)			(83,616)
Premises and equipment, net	168,714			168,705
Accrued interest receivable and other assets	432,776			440,969

Total assets	$9,618,849			$9,583,829

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,395,663			$2,133,906
Correspondent banks	469,635			848,737
Public funds	49,222			55,081

Total non-interest-bearing demand deposits	2,914,520			3,037,724
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,171,883	1,090	0.09	1,052,637	916	0.09
Money market deposit accounts	2,444,734	24,508	1.00	2,153,489	20,601	0.96
Time accounts	865,176	10,173	1.18	1,001,581	12,793	1.28
Public funds	370,373	3,379	0.91	331,915	3,096	0.93

Total interest-bearing deposits	4,852,166	39,150	0.81	4,539,622	37,406	0.82

Total deposits	7,766,686			7,577,346
Federal funds purchased and repurchase agreements	564,489	5,775	1.02	854,517	4,059	0.48
Junior subordinated deferrable interest debentures	212,271	12,144	5.72	103,093	8,735	8.47
Subordinated notes payable and other notes	150,000	4,974	3.32	150,399	4,645	3.09
Federal Home Loan Bank advances	1,115	63	5.65	10,936	343	3.14

Total interest-bearing liabilities and average rate paid	5,780,041	62,106	1.07	5,658,567	55,188	0.98

Accrued interest payable and other liabilities	135,215			153,544

Total liabilities	8,829,776			8,849,835
Shareholders’ equity	789,073			733,994

Total liabilities and shareholder’s equity	$9,618,849			$9,583,829

Net interest income		$337,102			$318,945

Net interest spread			3.72%			3.69%

Net interest income to total average earning assets			4.05%			3.98%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Year Ended December 31,

2002			2001			2000			1999

	Interest			Interest			Interest			Interest
Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

$14,220	$199	1.40%	$7,170	$331	4.62%	$7,226	$505	6.99%	$3,103	$164	5.27%
244,790	3,991	1.63	253,112	9,784	3.87	130,800	8,505	6.50	81,363	4,245	5.22
181,928	12,697	6.98	167,369	11,863	7.08	151,423	11,414	7.45	141,224	10,383	7.35
1,983,502	112,079	5.65	1,590,431	99,323	6.25	1,505,837	101,874	6.77	1,697,625	106,893	6.30

2,165,430	124,776	5.76	1,757,800	111,186	6.33	1,657,260	113,288	6.84	1,838,849	117,276	6.38
4,536,999	265,931	5.86	4,546,596	344,413	7.58	4,352,868	394,527	9.06	3,934,406	330,397	8.40

6,961,439	394,897	5.67	6,564,678	465,714	7.09	6,148,154	516,825	8.41	5,857,721	452,082	7.72
893,995			810,323			621,950			619,917
(79,394)			(68,785)			(59,281)			(57,481)
161,941			150,264			146,185			141,453
415,164			385,343			297,292			318,499

$8,353,145			$7,841,823			$7,154,300			$6,880,109

$1,942,228			$1,883,931			$1,636,633			$1,533,160
553,318			262,840			227,807			221,530
44,886			39,919			32,732			37,567

2,540,432			2,186,690			1,897,172			1,792,257
1,003,713	1,800	0.18	966,429	3,605	0.37	961,315	6,344	0.66	948,487	6,557	0.69
1,857,130	23,860	1.28	1,825,991	48,011	2.63	1,703,602	76,537	4.49	1,636,915	60,478	3.69
1,155,746	24,767	2.14	1,265,999	57,101	4.51	1,239,022	64,498	5.21	1,250,340	53,815	4.30
337,289	4,956	1.47	306,248	9,982	3.26	250,559	11,479	4.58	220,845	7,969	3.61

4,353,878	55,383	1.27	4,364,667	118,699	2.72	4,154,498	158,858	3.82	4,056,587	128,819	3.18

6,894,310			6,551,357			6,051,670			5,848,844
400,511	5,359	1.34	351,319	12,054	3.43	326,448	17,889	5.48	285,470	12,500	4.38
103,093	8,735	8.47	103,093	8,735	8.47	103,093	8,735	8.47	103,093	8,735	8.47
152,062	5,902	3.88	65,662	3,736	5.69	3,769	204	5.42	1,793	103	5.74
19,981	746	3.73	31,411	1,795	5.71	63,243	4,142	6.55	12,186	705	5.79

5,029,525	76,125	1.51	4,916,152	145,019	2.95	4,651,051	189,828	4.08	4,459,129	150,862	3.38

131,915			124,971			72,952			105,953

7,701,872			7,227,813			6,621,175			6,357,339
651,273			614,010			533,125			522,770

$8,353,145			$7,841,823			$7,154,300			$6,880,109

	$318,772			$320,695			$326,997			$301,220

		4.16%			4.14%			4.33%			4.34%

		4.58%			4.89%			5.32%			5.15%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A.     CONTROLS AND PROCEDURES

      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Corporation’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

      The management of Cullen/ Frost Bankers, Inc. (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.

      As of December 31, 2004, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

      Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Cullen/ Frost Bankers, Inc.

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cullen/ Frost Bankers, Inc (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that the Cullen/ Frost Bankers, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cullen/ Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Cullen/ Frost Banker’s Inc. and our report dated February 4, 2005 expressed an unqualified opinion thereon.

San Antonio, Texas

February 4, 2005

ITEM 9B.     OTHER INFORMATION

      None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2005 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this Annual Report on Form  10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/ Frost and payment of a reasonable fee.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/ Frost Bankers, Inc.		10-K	0-7275	3.1	3/28/01
3.2	Amended By-Laws of Cullen/ Frost Bankers, Inc.		10-K/A	0-7275	3.2	4/29/96
4.1	Shareholder Protection Rights Agreement dated as of January 26, 1999 between Cullen/ Frost Bankers, Inc. and The Frost National Bank, as Rights Agent		8-A	0-7275	1	2/1/99
4.2*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	0-7275	10.1	3/31/99
10.2+	The 401(k) Stock Purchase Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates		S-8	333-108321	4.4	8/28/03
10.3+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/ Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91
10.4+	Cullen/ Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92
10.5+	Cullen/ Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	0-7275	10.13	3/30/95
10.6+	Cullen/ Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02
10.7+	Cullen/ Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	33-68928	4.5 - 4.7	9/4/01
10.8+	Change-In-Control Agreements with 3 Executive Officers		10-K	0-7275	10.10	3/28/01
10.9+	Cullen/ Frost Bankers, Inc. 2001 Stock Plan		S-8	33-68928	4.4	9/4/01

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

10.10+	Retirement Agreement with a former Executive Officer		10-K	0-7275	10.10	3/28/03
10.11+	Deferred Compensation Plan for Covered Employees		10-K	0-7275	10.11	3/28/03
10.12+	Cullen/Frost Restoration Profit Sharing Plan	X
21.1	Subsidiaries of Cullen/ Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

      (b) Exhibits — See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

      (c) Financial Statement Schedules — See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 4, 2005

CULLEN/FROST BANKERS, INC.
(Registrant)

By:	/s/ PHILLIP D. GREEN

Phillip D. Green
Group Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ T.C. FROST* T.C. Frost	Senior Chairman of the Board and Director	February 4, 2005

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board and Director (Principal Executive Officer)	February 4, 2005

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2005

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 4, 2005

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 4, 2005

/s/ ISAAC ARNOLD, JR.* Isaac Arnold, Jr.	Director	February 4, 2005

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 4, 2005

/s/ HARRY H. CULLEN* Harry H. Cullen	Director	February 4, 2005

/s/ EUGENE H. DAWSON, SR.* Eugene H. Dawson, Sr.	Director	February 4, 2005

SIGNATURES — (Continued)

Signatures	Title	Date

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 4, 2005

/s/ PATRICK B. FROST* Patrick B. Frost	Director and President of The Frost National Bank	February 4, 2005

/s/ JOE R. FULTON* Joe R. Fulton	Director	February 4, 2005

/s/ PRESTON M. GEREN III* Preston M. Geren III	Director	February 4, 2005

/s/ JAMES L. HAYNE* James L. Hayne	Director	February 4, 2005

/s/ KAREN E. JENNINGS* Karen E. Jennings	Director	February 4, 2005

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III	Director	February 4, 2005

/s/ ROBERT S. MCCLANE* Robert S. McClane	Director	February 4, 2005

/s/ IDA CLEMENT STEEN* Ida Clement Steen	Director	February 4, 2005

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.	Director	February 4, 2005

/s/ MARY BETH WILLIAMSON* Mary Beth Williamson	Director	February 4, 2005

*By: /s/ PHILLIP D. GREEN Phillip D. Green As attorney-in-fact for the persons indicated	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2005