Form 10-Q
period 2005-03-31
CULLEN FROST BANKERS INC
filed 2005-04-27
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2005

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of April 21, 2005, there were 51,850,353 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended March 31,

	2005	2004

Interest income:
Loans, including fees	$76,693	$56,639
Securities:
Taxable	30,884	31,455
Tax-exempt	2,506	2,229
Interest-bearing deposits	21	10
Federal funds sold and resell agreements	2,819	998

Total interest income	112,923	91,331

Interest expense:
Deposits	14,888	8,222
Federal funds purchased and repurchase agreements	2,780	1,023
Junior subordinated deferrable interest debentures	3,505	2,626
Subordinated notes payable and other borrowings	1,647	1,128

Total interest expense	22,820	12,999

Net interest income	90,103	78,332
Provision for possible loan losses	2,400	500

Net interest income after provision for possible loan losses	87,703	77,832

Non-interest income:
Trust fees	14,290	13,107
Service charges on deposit accounts	19,367	21,683
Insurance commissions and fees	8,610	10,163
Other charges, commissions and fees	4,288	4,309
Net gain (loss) on securities transactions	-	(1,739)
Other	11,484	9,866

Total non-interest income	58,039	57,389

Non-interest expense:
Salaries and wages	40,000	38,760
Employee benefits	12,037	11,484
Net occupancy	7,344	7,330
Furniture and equipment	5,802	5,449
Intangible amortization	1,371	1,404
Other	23,933	22,170

Total non-interest expense	90,487	86,597

Income before income taxes	55,255	48,624
Income taxes	17,888	15,719

Net income	$37,367	$32,905

Earnings per common share:
Basic	$0.72	$0.64
Diluted	0.70	0.62

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	March 31,	December 31,	March 31,
	2005	2004	2004

Assets:
Cash and due from banks	$538,846	$545,602	$895,710
Interest-bearing deposits	3,997	3,512	3,220
Federal funds sold and resell agreements	367,100	744,675	621,750

Total cash and cash equivalents	909,943	1,293,789	1,520,680

Securities held to maturity, at amortized cost	15,687	16,714	23,133
Securities available for sale, at estimated fair value	2,972,440	2,957,296	3,226,627
Trading account securities	5,345	4,671	3,549
Loans, net of unearned discounts	5,402,980	5,164,991	4,726,263
Less: Allowance for possible loan losses	(76,538)	(75,810)	(82,587)

Net loans	5,326,442	5,089,181	4,643,676
Premises and equipment, net	173,712	170,026	169,403
Goodwill	102,367	102,367	98,873
Other intangible assets, net	12,778	14,149	14,597
Cash surrender value of life insurance policies	106,239	105,223	107,036
Accrued interest receivable and other assets	224,239	199,371	182,247

Total assets	$9,849,192	$9,952,787	$9,989,821

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$2,920,752	$2,969,387	$3,007,461
Interest-bearing deposits	5,082,516	5,136,291	4,765,845

Total deposits	8,003,268	8,105,678	7,773,306

Federal funds purchased and repurchase agreements	554,273	506,342	457,391
Subordinated notes payable and other borrowings	150,799	150,872	151,084
Junior subordinated deferrable interest debentures	226,805	226,805	226,805
Accrued interest payable and other liabilities	106,067	140,695	601,558

Total liabilities	9,041,212	9,130,392	9,210,144

Shareholders' Equity:
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Additional paid-in capital	214,695	212,910	203,922
Retained earnings	717,831	697,872	640,944
Deferred compensation	(5,205)	(5,567)	(3,478)
Accumulated other comprehensive income (loss), net of tax	(40,752)	(10,784)	21,858
Treasury stock, 1,744,263, 1,637,764 and 2,232,286 shares, at cost	(79,125)	(72,572)	(84,105)

Total shareholders' equity	807,980	822,395	779,677

Total liabilities and shareholders' equity	$9,849,192	$9,952,787	$9,989,821

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2005	2004

Total shareholders' equity at beginning of period	$822,395	$770,004

Comprehensive income:
Net income	37,367	32,905
Other comprehensive income:
Change in fair value of securities available for sale of $(46,104) in 2005 and $19,484 in 2004, net of reclassification adjustment of $1,739 in 2004 and tax effect of $(16,136) in 2005 and $7,428 in 2004	(29,968)	13,795

Total comprehensive income	7,399	46,700

Stock option exercises and non-vested stock awards (194,095 shares in 2005 and 405,250 shares in 2004)	4,174	8,016
Tax benefit from stock compensation	1,785	3,078
Purchase of treasury stock (300,594 shares in 2005 and 852,013 shares in 2004)	(14,395)	(35,916)
Amortization of deferred compensation	351	293
Cash dividends ($0.265 per share in 2005 and $0.24 per share in 2004)	(13,729)	(12,498)

Total shareholders' equity at end of period	$807,980	$779,677

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,

	2005	2004

Operating Activities:
Net income	$37,367	$32,905
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	2,400	500
Deferred tax expense (benefit)	(444)	(77)
Accretion of loan discounts	(1,636)	(1,453)
Securities premium amortization (discount accretion), net	(37)	415
Net (gain) loss on securities transactions	-	1,739
Depreciation and amortization	6,197	6,211
Origination of loans held for sale	(24,211)	(18,043)
Proceeds from sales of loans held for sale	17,786	16,377
Net gain on sale of loans held for sale and other assets	(714)	(747)
Tax benefit from stock option exercises	1,785	3,078
Amortization of deferred compensation	351	293
Earnings on life insurance policies	(1,016)	(1,058)
Net change in:
Trading account securities	(674)	2,040
Accrued interest receivable and other assets	(10,134)	(24,167)
Accrued interest payable and other liabilities	(34,628)	(32,836)

Net cash from operating activities	(7,608)	(14,823)

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	1,025	2,060
Securities available for sale:
Purchases	(422,705)	(444,003)
Sales	1,474	364,647
Maturities, calls and principal repayments	360,022	290,119
Net change in loans	(231,131)	(133,390)
Proceeds from sales of premises and equipment	6	226
Purchases of premises and equipment	(7,192)	(4,546)
Proceeds from sales of repossessed properties	765	499

Net cash from investing activities	(297,736)	75,612

Financing Activities:
Net change in deposits	(102,410)	(295,551)
Net change in short-term borrowings	47,931	35,590
Principal payments on notes payable and other borrowings	(73)	(1,668)
Proceeds from junior subordinated deferrable interest debentures	-	123,712
Proceeds from stock option exercises	4,174	8,016
Purchase of treasury stock	(14,395)	(35,916)
Cash dividends paid	(13,729)	(12,498)

Net cash from financing activities	(78,502)	(178,315)

Net change in cash and cash equivalents	(383,846)	(117,526)
Cash and equivalents at beginning of period	1,293,789	1,638,206

Cash and equivalents at end of period	$909,943	$1,520,680

Supplemental disclosures:
Cash paid for interest	$27,229	$18,085
Cash paid for income taxes	-	-
Significant non-cash transactions:
Securities purchases not yet settled	-	478,787

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (Table amounts are stated in thousands, except for per share amounts) Note 1 - Significant Accounting Policies

   Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout 12 Texas markets, including commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services.

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

   The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2004, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 4, 2005 (the "2004 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

   Stock-Based Compensation. Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations by accounting standards setters. Because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for non-vested stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the service period of the award.

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

   The Corporation expects to adopt the provisions of SFAS No. 123, "Share-Based Payment (Revised 2004)," on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Note 10 - Stock-Based Compensation for additional information.

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders' equity.

Note 2 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2005				December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$14,687	$261	$5	$14,943	$15,614	$346	$6	$15,954
Other	1,000	-	6	994	1,100	-	4	1,096

Total	$15,687	$261	$11	$15,937	$16,714	$346	$10	$17,050

Securities Available for Sale:
U.S. Treasury	$84,838	$-	$-	$84,838	$-	$-	$-	$-
U.S. government agencies and corporations	2,638,342	9,879	41,447	2,606,774	2,665,654	25,644	14,502	2,676,796
States and political subdivisions	248,800	5,156	1,334	252,622	244,929	7,688	472	252,145
Other	28,206	-	-	28,206	28,355	-	-	28,355

Total	$3,000,186	$15,035	$42,781	$2,972,440	$2,938,938	$33,332	$14,974	$2,957,296

   Securities with a fair value totaling $1.6 billion at March 31, 2005 and $1.7 billion at December 31, 2004 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

							Three Months Ended March 31,

							2005	2004

Proceeds from sales							$1,474	$364,647
Gross realized gains							-	483
Gross realized losses							-	2,222

A total of 255 securities had unrealized losses at March 31, 2005. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months			More than 12 Months		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$424		$2	$290	$3		$714	$5
Other	994		6	-	-		994	6

Total	$1,418		$8	$290	$3		$1,708	$11

Available for Sale
U.S. government agencies and corporations	$1,656,157		$33,337	$233,573	$8,110		$1,889,730	$41,447
States and political subdivisions	65,236		1,191	4,323	143		69,559	1,334

Total	$1,721,393		$34,528	$237,896	$8,253		$1,959,289	$42,781

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of March 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 3 - Loans

Loans were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2005	of Total	2004	of Total	2004	of Total

Commercial and industrial:
Commercial	$2,449,192	45.3%	$2,361,052	45.7%	$2,156,109	45.6%
Leases	120,049	2.2	114,016	2.2	77,029	1.6
Asset-based	53,965	1.0	34,687	0.7	39,346	0.9

Total commercial and industrial	2,623,206	48.5	2,509,755	48.6	2,272,484	48.1

Real estate:
Construction:
Commercial	459,494	8.5	419,141	8.1	359,510	7.6
Consumer	42,108	0.8	37,234	0.7	24,115	0.5
Land:
Commercial	238,436	4.4	215,148	4.2	192,353	4.1
Consumer	3,476	0.1	3,675	0.1	5,845	0.1
Commercial mortgages	1,228,150	22.7	1,185,431	23.0	1,154,518	24.4
1-4 family residential mortgages	82,468	1.5	86,098	1.7	105,769	2.2
Home equity and other consumer	402,463	7.5	387,864	7.4	305,075	6.5

Total real estate	2,456,595	45.5	2,334,591	45.2	2,147,185	45.4

Consumer:
Indirect	3,290	0.1	3,648	0.1	6,600	0.1
Student loans held for sale	70,719	1.3	63,568	1.2	60,675	1.3
Other	244,855	4.5	247,025	4.8	241,186	5.1
Other	19,975	0.4	21,819	0.4	8,739	0.2
Unearned discounts	(15,660)	(0.3)	(15,415)	(0.3)	(10,606)	(0.2)

Total loans	$5,402,980	100.0%	$5,164,991	100.0%	$4,726,263	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as eight other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2005, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2005 or December 31, 2004.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $32.9 million at March 31, 2005 and $30.4 million at December 31, 2004. Accruing loans past due more than 90 days totaled $6.2 million at March 31, 2005 and $5.2 million at December 31, 2004.

   Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans were as follows:

March 31,	December 31,	March 31,
2005	2004	2004

Balance of impaired loans with no allocated allowance	$5,868	$6,566	$8,765
Balance of impaired loans with an allocated allowance	21,485	19,840	30,640

Total recorded investment in impaired loans	$27,353	$26,406	$39,405

Amount of the allowance allocated to impaired loans	$11,132	$10,696	$13,922

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $26.9 million during the three months ended March 31, 2005 and $41.0 million for the three months ended March 31, 2004. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

Three Months Ended March 31,

2005	2004

Balance at the beginning of the period	$75,810	$83,501
Provision for possible loan losses	2,400	500
Net charge-offs:
Losses charged to the allowance	(3,310)	(4,924)
Recoveries of loans previously charged off	1,638	3,510

Net charge-offs	(1,672)	(1,414)

Balance at the end of the period	$76,538	$82,587

Note 5 - Deposits

Deposits were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2005	of Total	2004	of Total	2004	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$2,581,277	32.3%	$2,573,907	31.8%	$2,245,062	28.9%
Correspondent banks	298,243	3.7	336,554	4.1	714,836	9.2
Public funds	41,232	0.5	58,926	0.7	47,563	0.6

Total non-interest-bearing demand deposits	2,920,752	36.5	2,969,387	36.6	3,007,461	38.7

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,206,465	15.1	1,245,767	15.4	1,168,691	15.0
Money market accounts	2,654,240	33.2	2,622,339	32.4	2,364,956	30.4
Time accounts under $100,000	378,052	4.7	381,468	4.7	409,386	5.3
Time accounts of $100,000 or more	481,898	6.0	464,118	5.7	475,658	6.1
Public funds	361,861	4.5	422,599	5.2	347,154	4.5

Total interest-bearing deposits	5,082,516	63.5	5,136,291	63.4	4,765,845	61.3

Total deposits	$8,003,268	100.0%	$8,105,678	100.0%	$7,773,306	100.0%

   At March 31, 2005 and December 31, 2004, interest-bearing public funds deposits included $112.0 million and $177.0 million in savings and interest checking accounts, $91.1 million and $101.8 million in money market accounts, $4.0 million and $4.2 million in time accounts under $100 thousand, and $154.8 million and $139.6 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $646.5 million at March 31, 2005 and $659.7 million at December 31, 2004.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $2.8 billion at both March 31, 2005 and December 31, 2004.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $229.3 million at March 31, 2005 and $239.8 million at December 31, 2004. The Corporation had an accrued liability totaling $1.4 million at March 31, 2005 and $1.5 million at December 31, 2004 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.2 million and $3.4 million for the three months ended March 31, 2005 and 2004. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2004. See the 2004 Form 10-K for information regarding these commitments.

   Litigation. The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation's financial statements.

Note 7 - Regulatory Matters

   Regulatory Capital Requirements. Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

March 31, 2005
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,160,037	15.82%	$586,595	8.00%	N/A	N/A
Frost Bank	983,830	13.43	586,107	8.00	$732,634	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	933,499	12.73	293,298	4.00	N/A	N/A
Frost Bank	757,292	10.34	293,053	4.00	439,580	6.00
Leverage Ratio
Cullen/Frost	933,499	9.51	392,481	4.00	N/A	N/A
Frost Bank	757,292	7.73	391,894	4.00	489,868	5.00

December 31, 2004
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,142,689	15.99%	$571,492	8.00%	N/A	N/A
Frost Bank	962,302	13.48	570,926	8.00	$713,657	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	916,879	12.83	285,746	4.00	N/A	N/A
Frost Bank	736,492	10.32	285,463	4.00	428,194	6.00
Leverage Ratio
Cullen/Frost	916,879	9.18	399,300	4.00	N/A	N/A
Frost Bank	736,492	7.39	398,667	4.00	498,333	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of March 31, 2005, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

   Trust Preferred Securities. Since the adoption of a new accounting standard related to variable interest entities implemented in 2003, the accounts of the Corporation's wholly owned subsidiary trusts, Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II, have not been included in the Corporation's consolidated financial statements. However, the $220 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board's final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $220 million in trust preferred securities in Tier 1 capital.

Note 8 - Derivative Financial Instruments

   The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at year-end are presented in the following table. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

		March 31, 2005		December 31, 2004

		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate swaps/caps designated as hedges of fair value:
Commercial loan/lease interest rate swaps		$89,642	$558	$67,929	$(521)
Commercial loan/lease interest rate caps		4,865	53	4,883	49
Interest rate swaps related to subordinated notes		450,000	2,395	600,000	4,379

Non-hedging interest rate swaps		$167,078	$-	$146,148	$-

The weighted-average receive and pay interest rates for interest rate swap positions outstanding at March 31, 2005 were as follows:

				Weighted-Average

				Interest	Interest
				Rate	Rate
				Received	Paid

Commercial loan/lease interest rate swaps				2.89%	4.16%
Interest rate swaps related to subordinated notes				6.88	4.61
Non-hedging interest rate swaps				5.29	5.29

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $3.4 million at March 31, 2005. This credit exposure includes approximately $2.4 million related to bank customers and $984 thousand related to upstream counterparties. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

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

   The notional amounts and estimated fair values of commodity derivative positions outstanding at March 31, 2005 and December 31, 2004 are presented in the following table. The estimated fair values are based on quoted market prices.

		March 31, 2005		December 31, 2004

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	40	$5	46	$6
Natural Gas	MMBTUs	5,060	38	1,160	15

Commodity options:
Oil	Barrels	184	-	219	-
Natural Gas	MMBTUs	1,166	-	2,246	-

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2005 and December 31, 2004.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

				Three Months Ended
				March 31,

				2005	2004

Weighted-average shares outstanding for basic earnings per share				51,653	51,666
Dilutive effect of stock options and non-vested stock awards				1,416	1,525

Weighted-average shares outstanding for diluted earnings per share				53,069	53,191

Note 10 - Stock-Based Compensation

   The following pro forma information presents net income and earnings per share for the three months ended March 31, 2005 and 2004 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

	Three Months Ended March 31,

	2005	2004

Net income, as reported	$37,367	$32,905
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	228	190
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,148)	(1,351)

Pro forma net income	$36,447	$31,744

Earnings per share:
Basic - as reported	$0.72	$0.64
Basic - pro forma	0.71	0.61

Diluted - as reported	0.70	0.62
Diluted - pro forma	0.69	0.60

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

   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was to be effective for the Corporation on July 1, 2005; however, the required implementation date was recently delayed until January 1, 2006. The Corporation will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $1.1 million beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Note 11 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended March 31,

	2005	2004

Expected return on plan assets, net of expenses	$(1,752)	$(1,580)
Interest cost on projected benefit obligation	1,692	1,665
Net amortization and deferral	536	466

Net periodic benefit cost	$476	$551

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $5.0 million through March 31, 2005. The Corporation does not expect to make any additional contributions during the remainder of 2005.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during either of the reported periods.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,

	2005	2004

Current income tax expense	$18,332	$15,796
Deferred income tax expense (benefit)	(444)	(77)

Income tax expense as reported	$17,888	$15,719

Effective tax rate	32.4%	32.3%

   Net deferred tax assets totaled $54.7 million at March 31, 2005 and $38.1 million at December 31, 2004. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
March 31, 2005	$131,344	$20,048	$(3,250)	$148,142
March 31, 2004	121,206	16,776	(2,261)	135,721

Net income (loss):
Three months ended:
March 31, 2005	$36,426	$3,485	$(2,544)	$37,367
March 31, 2004	31,819	2,500	(1,414)	32,905

Note 14 - Subsequent Event

   On April 19, 2005, the Corporation and Horizon Capital Bank ("Horizon") entered into an Agreement and Plan of Merger (the "Merger Agreement") that provides for the merger of Horizon with and into Frost Bank, a wholly-owned subsidiary of the Corporation (the "Merger").

   Under the terms of the Merger Agreement, the consideration for the Merger will consist of 1.4 million shares of the Corporation's common stock, par value $.01 per share, and $45 million in cash. The amount of the cash consideration could increase or decrease depending on the closing price of the Corporation's common stock on the New York Stock Exchange, Inc. ("NYSE") in the ten full consecutive NYSE trading days prior to the closing date of the Merger.

   Consummation of the merger is subject to a number of conditions, including receipt of requisite regulatory approvals and the approval of the shareholders of Horizon. Each of the directors of Horizon, who hold in the aggregate approximately 30% of the fully diluted outstanding shares of Horizon's common stock, has agreed to vote in favor of the Merger. The Corporation currently expects to consummate the Merger in the third quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2004, included in the 2004 Form 10-K. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Forward-Looking Statements and Factors that Could Affect Future Results

   Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Corporation's future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in the level of non-performing assets and charge-offs.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, securities market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
w	Changes in consumer spending, borrowings and savings habits.
w	Changes in the financial performance and/or condition of the Corporation's borrowers.
w	Technological changes.
w	Acquisitions and integration of acquired businesses. See the Corporation's Current Report on Form 8-K filed with the SEC on April 22, 2005.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial holding companies.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
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

   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 Form 10-K. There have been no significant changes in the Corporation's application of critical accounting policies since December 31, 2004. However, as more fully discussed in Note 10 - Stock-Based Compensation in the accompanying notes to consolidated financial statements included elsewhere in this report, the FASB recently issued a new accounting standard, which will be effective for the Corporation on January 1, 2006, that eliminates the ability to account for stock-based compensation using the intrinsic value method of APB 25 and requires such transactions to be recognized in the income statement based on their fair values at the date of grant.

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

Overview

   Net income totaled $37.4 million, or $0.70 diluted per share, for the three months ended March 31, 2005 compared to $32.9 million, or $0.62 diluted per share, for the three months ended March 31, 2004 and $38.3 million, or $0.71 diluted per share, for the three months ended December 31, 2004.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2005	2004	2004

Taxable-equivalent net interest income	$91,789	$89,416	$79,691
Taxable-equivalent adjustment	1,686	1,528	1,359

Net interest income	90,103	87,888	78,332
Provision for possible loan losses	2,400	-	500

Net interest income after provision for possible loan losses	87,703	87,888	77,832
Non-interest income	58,039	55,751	57,389
Non-interest expense	90,487	86,735	86,597

Income before income taxes	55,255	56,904	48,624
Income taxes	17,888	18,573	15,719

Net income	$37,367	$38,331	$32,905

Earnings per common share - basic	$0.72	$0.74	$0.64
Earnings per common share - diluted	0.70	0.71	0.62
Dividends per common share	0.265	0.265	0.24

Return on average assets	1.54%	1.52%	1.42%
Return on average equity	18.31	18.18	16.89

   Net income for the three months ended March 31, 2005 increased $4.5 million, or 13.6%, compared to the same period in 2004. The increase was primarily the result of a $11.8 million increase in net interest income and a $650 thousand increase in non-interest income partly offset by a $3.9 million increase in non-interest expense, a $1.9 million increase in the provision for possible loan losses and a $2.2 million increase in income tax expense.

   Net income for the first quarter of 2005 decreased $1.0 million, or 2.5%, from the fourth quarter of 2004. The decrease was primarily the result of a $3.8 million increase in non-interest expense and a $2.4 million increase in the provision for possible loan losses. These increases were mostly offset by a $2.3 million increase in non-interest income, a $2.2 million increase in net interest income and a $685 thousand decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 60.8% of total revenue during the first three months of 2005. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2004 at 4.00% and increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end 2004 at 5.25%. During the first quarter of 2005, the prime interest rate increased 50 basis points to 5.75%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2004 at 1.00% and increasing 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end 2004 at 2.25%. During the first quarter of 2005, the federal funds rate increased 50 basis points to 2.75%.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a rising interest rate environment. The Corporation expects the upward trend in the prime interest rate and the federal funds rate that began in 2004 to continue into the near future; however, there can be no assurance to that affect as fluctuations in market interest rates are dependent upon a variety of factors that are beyond the Corporation's control. Further analysis of the components of the Corporation's net interest margin is presented below.

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

	First Quarter	First Quarter
	2005 vs.	2005 vs.
	Fourth Quarter	First Quarter
	2004	2004

Due to changes in average volume	$(1,591)	$7,577
Due to changes in average interest rates	5,908	5,397
Due to difference in the number of days in each of the comparable periods	(1,944)	(876)

Total change	$2,373	$12,098

   Taxable-equivalent net interest income for the three months ended March 31, 2005 increased $12.1 million, or 15.2%, compared to the same period in 2004. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin. The average volume of earning assets for the first three months of 2005 increased $683.9 million compared to the first three months of 2004. Over the same time frame, the net interest margin increased 26 basis points from 4.03% in 2004 to 4.29% in 2005. The first quarter of 2004 also included an extra day's net interest income of approximately $876 thousand related to leap year. Excluding the impact of this extra day, net interest income would have increased approximately $13.0 million, or 16.3%, during the first quarter of 2005 compared to the first quarter of 2004.

   Taxable-equivalent net interest income for the first quarter of 2005 increased $2.4 million, or 2.7%, from the fourth quarter of 2004. The increase primarily resulted from an increase in the net interest margin partly offset by a decrease in the average volume of earning assets and a decrease in the number of days in the first quarter. The net interest margin increased 25 basis points from 4.04% in the fourth quarter of 2004 to 4.29% in the first quarter of 2005 while, over the same time frame, the average volume of earning assets decreased $185.0 million. Taxable-equivalent net interest income for the fourth quarter of 2004 included 92 days compared to 90 days for the first quarter of 2005. The additional days added approximately $1.9 million to taxable-equivalent net interest income during the fourth quarter of 2004. Excluding the impact of the additional days during the fourth quarter of 2004 results in an effective increase in taxable-equivalent net interest income of approximately $4.3 million during the first quarter of 2005. This effective increase was the result of the aforementioned 25 basis point increase in the net interest margin. The 25 basis point increase in the net interest margin during the first quarter of 2005 compared to the fourth quarter of 2004 was partly due to a reduction in the relative proportion of average earning assets invested in federal funds sold and resell agreements as well as the increases in market interest rates discussed above.

   Average federal funds sold and resell agreements totaled $907.7 million during the fourth quarter of 2004 compared to $451.6 million during the first quarter of 2005. Accordingly, the Corporation had a larger proportion of average earning assets invested in federal funds sold and resell agreements during the fourth quarter of 2004. Such investments have significantly lower yields compared to loans and securities and, as such, have a compressing effect on the net interest margin. During the fourth quarter of 2004, the net interest margin was negatively impacted by approximately 16 basis points because of the use of dollar-roll repurchase agreement transactions (approximately 6 basis points impact), as further discussed below, and the Corporation's decision to keep excess liquidity invested in federal funds sold and resell agreements in order to capitalize on expected future increases in market interest rates (approximately 10 basis points impact). During the first quarter of 2005, average federal funds sold and resell agreements decreased $456.1 million compared to the fourth quarter of 2004 as there were no dollar-roll repurchase agreement transactions and the excess liquidity was invested in other earning assets.

   From time to time, the Corporation utilizes dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a "similar" security rather than the identical security initially sold. The Corporation funds investments in federal funds sold and resell agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation is able to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resell agreements and the cost of the dollar-roll repurchase agreements. The spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and resell agreements, the Corporation's net interest margin was negatively impacted. The Corporation was not a party to any dollar-roll repurchase agreement transactions during the first quarters of 2005 or 2004. During the fourth quarter of 2004, the average volume of dollar-roll transactions totaled $173.2 million.

   As detailed above, the Corporation has experienced significant fluctuations in the average volume of federal funds sold and resell agreements during the reported periods mainly due to the changes in the level of dollar-roll repurchase agreement transactions. The average volume of loans, the Corporation's primary category of earning assets, increased $655.8 million and $262.7 million during the first quarter of 2005 compared the first and fourth quarters of 2004, respectively. The average yield on loans was 5.90% during the first quarter of 2005 compared to 4.93% during the first quarter of 2004 and 5.52% during the fourth quarter of 2004. The average volume of securities decreased $45.6 million and increased $8.4 million during the first quarter of 2005 compared to the first and fourth quarters of 2004, respectively. The average yield on securities was 4.79% during the first quarter of 2005 compared to 4.79% during the first quarter of 2004 and 4.81% during the fourth quarter of 2004.

   Average deposits increased $343.9 million and decreased $27.5 million during the first quarter of 2005 compared to the first and fourth quarters of 2004, respectively. This increase from the first quarter of 2004 was primarily related to growth in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits increased to 63.6% for the first quarter of 2005 from 62.4 % and 63.1% during the first and fourth quarters of 2004, respectively. The average cost of interest-bearing deposits and total deposits was 1.19% and 0.76% during the first quarter of 2005 compared to 0.70% and 0.43% during the first quarter of 2004 and 0.98% and 0.62% during the fourth quarter of 2004. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.81% during the first quarter of 2005 compared to 3.75% and 3.65% during the first and fourth quarters of 2004, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

   The Corporation's hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. The Corporation primarily uses these derivatives to effectively convert fixed-rate loans and debt obligations to variable-rate. Details of the Corporation's derivative holdings as of March 31, 2005 are set forth in Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. A discussion of the effects of changing interest rates on the Corporation's derivative holdings and the related impact on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $2.4 million for the first quarter of 2005 compared to no provision during the fourth quarter of 2004 and $500 thousand during the first quarter of 2004. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2005	2004	2004

Trust fees	$14,290	$13,886	$13,107
Service charges on deposit accounts	19,367	20,855	21,683
Insurance commissions and fees	8,610	6,536	10,163
Other charges, commissions and fees	4,288	5,709	4,309
Net gain (loss) on securities transactions	-	-	(1,739)
Other	11,484	8,765	9,866

Total	$58,039	$55,751	$57,389

   Total non-interest income for the three months ended March 31, 2005 increased $650 thousand, or 1.1%, compared to the same period in 2004 and $2.3 million, or 4.1%, compared to the fourth quarter of 2004. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three months ended March 31, 2005 increased $1.2 million, or 9.0%, compared to the same period in 2004. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees for the first three months of 2005. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The $1.2 million increase in trust fee income during the three months ended March 31, 2005 compared to the same period in 2004 was primarily the result of increases in investment fees (up $645 thousand), oil and gas trust management fees (up $448 thousand), custody fees (up $123 thousand), and financial consulting fees (up $122 thousand). This increase was partly offset by a decrease in estate fees (down $177 thousand). The increase in investment fees was primarily due to higher equity valuations during first quarter of 2005 compared to the same period in 2004 and growth in overall trust assets and the number of trust accounts.

   Trust fee income for the first quarter of 2005 increased $404 thousand, or 2.9%, from the fourth quarter of 2004. The increase was primarily due to an increase in oil and gas trust management fees (up $270 thousand), tax fees (up $187 thousand), and investment fee income (up $127 thousand). These increases were partly offset by a decrease in financial consulting fees (down $223 thousand).

   At March 31, 2005, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (44.0% of trust assets), fixed income securities (38.3% of trust assets) and cash equivalents (10.8% of trust assets). The estimated fair value of trust assets was $17.2 billion (including managed assets of $7.9 billion and custody assets of $9.3 billion) at March 31, 2005, compared to $17.1 billion (including managed assets of $7.8 billion and custody assets of $9.3 billion) at December 31, 2004 and $15.3 billion (including managed assets of $6.9 billion and custody assets of $8.4 billion) at March 31, 2004.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2005 decreased $2.3 million, or 10.7%, compared to the same period in 2004. The decrease was primarily due to a decrease in service charges on commercial accounts (down $1.9 million) and service charges on consumer accounts (down $344 thousand). These decreases were partly offset by an increase in point-of-sale income from check-card usage (up $119 thousand). The decrease in service charges on commercial accounts was primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates have trended upwards since the first quarter of 2004, deposit balances have become more valuable and are yielding a higher earnings credit rate relative to 2004. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees.

   Service charges on deposit accounts for the first quarter of 2005 decreased $1.5 million, or 7.1%, compared to the fourth quarter of 2004. The decrease was primarily due to a decrease in service charges on commercial accounts (down $662 thousand) and a decrease in overdraft fees on consumer accounts (down $621 thousand). The decrease in service charges on commercial accounts was primarily related to a higher earnings credit rate. The decline in overdraft fees on consumer accounts was partly seasonal in nature.

   Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2005 decreased $1.6 million, or 15.3%, compared to the same period in 2004. The decrease is primarily the result of lower commissions related to the employee benefits business in the Austin region (down $2.3 million) due to the loss of certain revenue-producing employees. For at least the near term, the Corporation expects future revenues related to this line of business to be negatively impacted by the loss of these employees. Revenues related to the affected line of business made up approximately 16.2% of the total insurance commissions and fees reported for the year ended December 31, 2004, 23.9% for the first quarter of 2004 and 5.4% for the first quarter of 2005. The decrease from the Austin region was partly offset by $780 thousand in commission income related to an insurance agency acquired in the Dallas region during the third quarter of 2004. Additional information related to the acquisition of the insurance agency is presented in Note 2 - Acquisitions in the in the notes to consolidated financial statements included in the 2004 Form 10-K.

   Insurance commissions and fees include contingent commissions totaling $2.6 million during both the three months ended March 31, 2005 and 2004. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.4 million and $2.2 million during the three months ended March 31, 2005 and 2004. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $215 thousand and $384 thousand during the three months ended March 31, 2005 and 2004.

   Insurance commissions and fees for the first quarter of 2005 increased $2.1 million, or 31.7%, compared to the fourth quarter of 2004. The increase was primarily due to the seasonal increase in contingent commissions received from various insurance carriers related to the performance of insurance policies previously placed.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2005 did not significantly fluctuate compared to the same period in 2004. Other charges, commissions and fees for the first quarter of 2005 decreased $1.4 million, or 24.9%, compared to the fourth quarter of 2004. The decrease was primarily due to a decrease in investment banking fees related to corporate advisory services (down $1.2 million). During the fourth quarter of 2004 the corporation recorded $1.6 million in investment banking fees related to corporate advisory services. These fees are transactional in nature and tend to fluctuate from quarter to quarter.

   Net Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $1.5 million during the three months ended March 31, 2005. No gain or loss was realized on the sale. The Corporation realized a net loss of $1.7 million on the sale of available-for-sale securities with a total amortized cost of $366.4 million during the three months ended March 31, 2004. The net loss was primarily related to $176.3 million of securities sold as a part of a restructuring of the Corporation's securities portfolio.

   Other Non-Interest Income. Other non-interest income increased $1.6 million, or 16.4%, for the three months ended March 31, 2005 compared to the same period in 2004. During 2005, the increase was due in part to the recognition of $1.7 million in income related to a distribution received from the sale of the PULSE EFT Association whereby the Corporation and other members of the Association received distributions based in part upon each member's volume of transactions through the PULSE network. However, the contribution of this non-recurring income to the overall growth in other non-interest income during the first quarter of 2005 was partly limited as the Corporation recognized $1.1 million in non-recurring income related to the termination and settlement of an operational contract during the first quarter of 2004. Also contributing to the increase were increases in income from check card usage (up $520 thousand) and rental income (up $447 thousand). The impact of these items was partly offset by a decrease in income from securities trading activities (down $410 thousand).

   Other non-interest income for the first quarter of 2005 increased $2.7 million, or 31.0%, compared to the fourth quarter of 2004. The increase was primarily the result of the aforementioned $1.7 million recognized from the distribution related to the sale of the PULSE EFT Association along with increases in other miscellaneous income which included the reversal of certain previously accrued amounts and certain other items that were not individually significant.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2005	2004	2004

Salaries and wages	$40,000	$40,588	$38,760
Employee benefits	12,037	9,568	11,484
Net occupancy	7,344	7,157	7,330
Furniture and equipment	5,802	5,999	5,449
Intangible amortization	1,371	1,370	1,404
Other	23,933	22,053	22,170

Total	$90,487	$86,735	$86,597

   Total non-interest expense for the three months ended March 31, 2005 increased $3.9 million, or 4.5%, compared to the same period in 2004. Total non-interest expense for the first quarter of 2005 increased $3.8 million, or 4.3%, compared to the fourth quarter of 2004. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three months ended March 31, 2005 increased $1.2 million, or 3.2%, compared to the same period in 2004 and decreased $588 thousand, or 1.5%, compared to the fourth quarter of 2004. The increase from the three months ended March 31, 2004 was primarily related to normal, annual merit increases, and increases in headcount. The decrease from the fourth quarter of 2004 was primarily related to a decrease in commissions paid due to lower insurance revenues as well as decreases in stock-based compensation expense for non-vested stock awards and overtime expenses.

   Employee Benefits. Employee benefits for the three months ended March 31, 2005 increased $553 thousand, or 4.8%, compared to the same period in 2004. The increase was primarily related to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $381 thousand) and payroll taxes (up $170 thousand) partly offset by a decrease in expense related to the Corporation's defined benefit retirement and restoration plans (down $154 thousand).

   Employee benefits for the first quarter of 2005 increased $2.5 million, or 25.8%, compared to the fourth quarter of 2004 primarily due to increases in payroll taxes (up $1.5 million), expenses related to the Corporation's 401(k) and profit sharing plans (up $612 thousand) and medical insurance expense (up $471 thousand). The impact of these items was partly offset by a decrease in expenses related to the Corporation's defined benefit retirement and restoration plans (down $179 thousand). The Corporation generally experiences a decline in payroll taxes during the fourth quarter each year as certain employees reach maximum taxable salary levels and higher levels of payroll taxes during the first quarter each year due to the annual bonus payments. The Corporation also generally experiences an increase in 401(k) plan contribution matching expense during the first quarter due to the additional employee contributions withheld from annual bonus payments.

   The Corporation's defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.

   Net Occupancy. Net occupancy expense for the three months ended March 31, 2005 did not significantly fluctuate compared to the same period in 2004. Increases in depreciation expense related to buildings and other operating expenses combined with a decline in parking fee income were, for the most part, offset by decreases in depreciation expense related to leasehold improvements and professional/service contract expenses. Net occupancy expense for the first quarter of 2005 increased $187 thousand, or 2.6%, compared to the fourth quarter of 2004. The increase was primarily related to an increase in property taxes (up $211 thousand).

   Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2005 increased $353 thousand, or 6.5%, compared to the same period in 2004 and decreased $197 thousand, or 3.3%, from the fourth quarter of 2004. The increase from the three months ended March 31, 2004 was primarily related to an increase in depreciation expense related to furniture and fixtures (up $157 thousand), service contracts expense (up $135 thousand), and software maintenance expense (up $103 thousand). The impact of these items was partially offset by a decrease in equipment rental expense (down $104 thousand). No single component of furniture and equipment expense made up a significant portion of the decrease in total furniture and equipment expense from the fourth quarter of 2004.

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization for the three months ended March 31, 2005 decreased slightly compared to the same period in 2004 primarily due to the completion of the amortization for certain intangible assets.

   Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2005 increased $1.8 million, or 8.0%, compared to the same period in 2004. Significant components of the increase included the increases in advertising/promotions expenses (up $788 thousand), professional service expense (up $283 thousand) and depreciation expense related to property leased to customers (up $317 thousand).

   Total other non-interest expense for the first quarter of 2005 increased $1.9 million, or 8.5%, compared to the fourth quarter of 2004. The increase was primarily due to higher advertising/promotions expenses (up $1.4 million) and various other components of other non-interest expense. During 2004, much of the Corporation's annual advertising/promotions budget was spent prior to the fourth quarter to promote the Corporation's new free checking product and to avoid the higher costs associated with advertising near the November elections.

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

	Three Months Ended

	March 31,	December 31,	March 31,
	2005	2004	2004

Banking	$36,426	$37,595	$31,819
Financial Management Group	3,485	2,861	2,500
Non-Banks	(2,544)	(2,125)	(1,414)

Consolidated net income	$37,367	$38,331	$32,905

Banking

   Net income for the three months ended March 31, 2005 increased $4.6 million, or 14.5%, compared to the same period in 2004. The increase was primarily the result of a $10.9 million increase in net interest income partly offset by a $2.3 million increase in non-interest expense, a $1.9 million increase in the provision for possible loan losses and a $785 thousand decrease in non-interest income.

   Net interest income for the three months ended March 31, 2005 increased $10.9 million, or 13.7%, from the comparable period in 2004. The increase primarily resulted from growth in the average volume of earning assets combined with a general increase in market interest rates. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three months ended March 31, 2005 totaled $2.4 million compared to $500 thousand for the same period in 2004. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three months ended March 31, 2005 decreased $785 thousand, or 1.9%, compared to the same period in 2004. Non-interest income for the three months ended March 31, 2004 included a $1.7 million net loss on securities transactions. Excluding the net loss, non-interest income would have decreased $2.5 million. This effective decrease was primarily due to a decrease in service charges on deposit accounts and insurance commissions and fees partly offset by an increase in other non-interest income. See the analysis of service charges on deposit accounts, net gain (loss) on securities transactions and other non-interest income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three months ended March 31, 2005 increased $2.3 million, or 3.1%, compared to the same period in 2004. The increase was primarily related to increases in salaries and wages, employee benefits expense and other non-interest expense. Combined, salaries and wages and employee benefits during the first three months of 2005 increased $1.1 million compared to the same period in 2004. This increase was primarily the result of normal, annual merit increases, increases in headcount, increases in expenses related to the Corporation's employee benefit plans and payroll taxes. The increase in other non-interest expense was primarily the result an of increase in advertising/promotional expenses, professional service expenses and depreciation expense related to property leased to customers, among other things. See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross revenues of $8.9 million during the three months ended March 31, 2005 and $10.3 million during the three months ended March 31, 2004. Insurance commissions, the largest component of these revenues, decreased $1.6 million, or 15.4%, during the three months ended March 31, 2005 compared to the same period in 2004. This was primarily the result of lower commissions in the Austin region (down $2.3 million) due to the loss of certain revenue-producing employees and increased competition. The decrease was partly offset by $780 thousand in commission income related to an insurance agency acquired in the Dallas region during the third quarter of 2004. See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three months ended March 31, 2005 increased $985 thousand compared to the same period in 2004. The increase was primarily due to a $1.7 million increase in net interest income and a $1.5 million increase in non-interest income offset by a $1.7 million increase in non-interest expense and a $531 thousand increase in income taxes.

   Net interest income for the three months ended March 31, 2005 increased $1.7 million, or 180.1%, from the comparable period in 2004. The increase resulted from an increase in average market interest rates, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three months ended March 31, 2005 increased $1.5 million, or 9.7%, from the comparable period in 2004. The increase was primarily due to increases in trust fees (up $1.2 million), other income (up $163 thousand) and other service charges (up $134 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 71% and 72% of total trust fees for the first three months of 2005 and 2004, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees in the first quarter of 2005 compared to the same period in 2004 primarily due to higher equity valuations during the first quarter of 2005 compared to the same period in 2004 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increase in other income during the first quarter of 2005 compared to 2004 was primarily due to an increase in life insurance income partly offset by a decline in income from sales of annuity products. The increase in service charges during the first quarter of 2005 compared to 2004 was primarily due to an increase in mutual fund fees.

   Non-interest expense for the three months ended March 31, 2005 increased $1.7 million, or 13.1%, compared to the same period in 2004 primarily due to an increase in other non-interest expense (up $1.0 million) and salaries and wages and employee benefits (up $686 thousand on a combined basis). The increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations. The increase in salaries and wages and employee benefits were primarily the result of normal, annual merit increases and increases in expenses related to employee benefit plans and payroll taxes.

Non-Banks

   The $1.1 million increase in the net loss for the Non-Banks operating segment for the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to a decrease in net interest income resulting from the full-quarter interest cost of the junior subordinated deferrable interest debentures issued in February 2004.

Income Taxes

   The Corporation recognized income tax expense for the three months ended March 31, 2005 of $17.9 million, for an effective rate of 32.4%, compared to $15.7 million, for an effective rate of 32.3%, for the three months ended March 31, 2004. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $9.8 billion for the three months ended March 31, 2005 representing an increase of $526.4 million, or 5.7%, compared to average assets for the same period in 2004. The increase was reflected in earning assets, which increased $683.9 million, or 8.6%, during the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily due to a $655.8 million, or 14.2%, increase in average loans and a $73.0 million, or 19.3%, increase in average federal funds sold and resell agreements. Offsetting the increase in earning assets was a $205.5 million, or 24.7%, decrease in average cash and due from banks. Total deposits averaged $8.0 billion for the first quarter of 2005, increasing $343.9 million, or 4.5%, compared to the same period in 2004. The growth in average deposits was primarily in interest-bearing accounts, which increased from 62.4% of average total deposits in 2004 to 63.6% of average total deposits in 2005.

Loans

Loans were as follows as of the dates indicated:

	March 31,	Percent	December 31,	March 31,
	2005	of Total	2004	2004

Commercial and industrial:
Commercial	$2,449,192	45.3%	$2,361,052	$2,156,109
Leases	120,049	2.2	114,016	77,029
Asset-based	53,965	1.0	34,687	39,346

Total commercial and industrial	2,623,206	48.5	2,509,755	2,272,484

Real estate:
Construction:
Commercial	459,494	8.5	419,141	359,510
Consumer	42,108	0.8	37,234	24,115
Land:
Commercial	238,436	4.4	215,148	192,353
Consumer	3,476	0.1	3,675	5,845
Commercial real estate mortgages	1,228,150	22.7	1,185,431	1,154,518
1-4 family residential mortgages	82,468	1.5	86,098	105,769
Home equity and other consumer real estate	402,463	7.5	387,864	305,075

Total real estate	2,456,595	45.5	2,334,591	2,147,185

Consumer:
Indirect	3,290	0.1	3,648	6,600
Student loans held for sale	70,719	1.3	63,568	60,675
Other	244,855	4.5	247,025	241,186
Other	19,975	0.4	21,819	8,739
Unearned discount	(15,660)	(0.3)	(15,415)	(10,606)

Total	$5,402,980	100.0%	$5,164,991	$4,726,263

   Loans totaled $5.4 billion at March 31, 2005, an increase of $238.0 million, or 4.6%, compared to December 31, 2004. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $234.8 million, or 4.7%, from December 31, 2004. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and, as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale.

   Commercial and industrial loans increased $113.5 million, or 4.5%, from $2.5 billion at December 31, 2004 to $2.6 billion at March 31, 2005. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $200.0 million at March 31, 2005, decreasing $14.9 million, or 7.0%, from $214.9 million at December 31, 2004. At March 31, 2005, 44.2% of outstanding purchased SNCs was related to the energy industry, 21.3% of outstanding purchased SNCs was related to the beer and liquor distribution industry and 15.9% of outstanding purchased SNCs was related to the restaurant industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $2.5 billion at March 31, 2005 increasing $122.0 million, or 5.2%, from $2.3 billion at December 31, 2004. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $125.6 million, or 5.6%, from December 31, 2004. Commercial real estate loans totaled $1.9 billion at March 31, 2005 and represented 78.4% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2005, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, increased $20.3 million, or 2.4%, from December 31, 2004. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $17.1 million, or 2.5%, from December 31, 2004.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, indirect consumer loans and 1-4 family residential mortgages.

		March 31,	December 31,	March 31,
		2005	2004	2004

Consumer real estate:
Construction		$42,108	$37,234	$24,115
Land		3,476	3,675	5,845
Home equity loans		232,273	228,143	213,848
Home equity lines of credit		69,067	64,863	20,826
Other consumer real estate		101,123	94,858	70,401

Total consumer real estate		448,047	428,773	335,035
Consumer non-real estate		244,855	247,025	241,186
Student loans held for sale		70,719	63,568	60,675
Indirect		3,290	3,648	6,600
1-4 family residential mortgages		82,468	86,098	105,769

Total consumer loans		$849,379	$829,112	$749,265

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. Consumer non-real estate loans did not significantly change from December 31, 2004.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2000. At March 31, 2005, the majority of the portfolio was comprised of purchased home improvement and home equity loans as well as new and used automobile loans. The portfolio is not expected to completely pay off before December 31, 2005 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time. The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	March 31,	December 31,	March 31,
	2005	2004	2004

Non-accrual loans:
Commercial and industrial	$29,511	$27,089	$33,184
Real estate	2,336	2,471	11,506
Consumer and other	1,037	883	725

Total non-accrual loans	32,884	30,443	45,415

Foreclosed assets:
Real estate	6,847	7,369	4,872
Other	1,342	1,304	3

Total foreclosed assets	8,189	8,673	4,875

Total non-performing assets	$41,073	$39,116	$50,290

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.76%	0.76%	1.06%
Total assets	0.42	0.39	0.50

Accruing past due loans:
30 to 89 days past due	$24,975	$20,895	$18,249
90 or more days past due	6,245	5,231	9,705

Total accruing loans past due	$31,220	$26,126	$27,954

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.46%	0.41%	0.39%
90 or more days past due	0.12	0.10	0.20

Total accruing loans past due	0.58%	0.51%	0.59%

Non-performing assets at March 31, 2005 increased 5.0% from December 31, 2004. The increase was primarily related to an increase in non-accrual commercial and industrial loans.

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2005 and December 31, 2004, the Corporation had $13.7 million and $1.3 million in loans of this type that were not included in either of the non-accrual or 90 days past due loan categories. The increase was primarily due to two credit relationships. Of the total outstanding balance at March 31, 2005, approximately 78% related to a customer that manufactures engineered products for customers operating in the energy industry while approximately 20% related to a customer that manufactures structural steel components. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $398 thousand for the three months ended March 31, 2005, compared to $418 thousand for the same period in 2004.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended

	March 31,	December 31,	March 31,
	2005	2004	2004

Balance at beginning of period	$75,810	$77,114	$83,501

Provision for possible loan losses	2,400	-	500

Charge-offs:
Commercial and industrial	(1,573)	(1,840)	(3,749)
Real estate	(230)	(223)	(168)
Consumer and other	(1,507)	(1,404)	(1,007)

Total charge-offs	(3,310)	(3,467)	(4,924)

Recoveries:
Commercial and industrial	854	1,319	2,852
Real estate	18	102	71
Consumer and other	766	742	587

Total recoveries	1,638	2,163	3,510

Net charge-offs	(1,672)	(1,304)	(1,414)

Balance at end of period	$76,538	$75,810	$82,587

Ratio of allowance for possible loan losses to:
Total loans	1.42%	1.47%	1.75%
Non-accrual loans	232.8	249.02	181.85
Ratio of net charge-offs to average total loans	0.13	0.10	0.12

   The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The Corporation's allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," and includes allowance allocations calculated in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Corporation's process for the determination of the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

   The provision for possible loan losses totaled $2.4 million during the first quarter of 2005, compared to no provision during the fourth quarter of 2004 and $500 thousand in the first quarter of 2004. The lower provision levels in 2004 reflect the fact that the Corporation was experiencing positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. The Corporation did not record a provision for possible loan losses in the third or fourth quarters of 2004 primarily due to a reduction in the overall level of criticized loans. The provision for possible loan losses increased in 2005 in part due to an increase in the level of criticized loans combined with an increase in the historical loss ratios applied to these pools of criticized loans. The increase in the provision was also partly due to the overall growth in the loan portfolio. The ratio of the allowance for possible loan losses to total loans at March 31, 2005 decreased 5 basis points from December 31, 2004, primarily due to the overall growth in the loan portfolio. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At March 31, 2005, shareholders' equity totaled $808.0 million compared to $822.4 million at December 31, 2004 and $779.7 million at March 31, 2005. In addition to net income of $37.4 million, other significant changes in shareholders' equity during the first three months of 2004 included $14.4 million in treasury stock purchases, $13.7 million of dividends paid and $4.2 million in proceeds from stock option exercises and the related tax benefits of $1.8 million. The accumulated other comprehensive loss component of shareholders' equity totaled $40.8 million at March 31, 2005 compared to $10.8 million at December 31, 2004. This fluctuation was related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.265 per common share during the first quarter of 2005 and the fourth quarter of 2004 and a quarterly dividend of $0.24 per common share in the first quarter of 2004. This equates to a dividend payout ratio of 36.7%, 36.3% and 38.0% for each of these periods, respectively.

   During the reported periods, the Corporation maintained two stock repurchase plans authorized by the Corporation's board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation's board of directors approved the first of the two stock repurchase plans on October 23, 2003. This plan, which was completed in the fourth quarter of 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 in the open market or through private transactions. Under the plan, during the quarter ended March 31, 2004, the Corporation repurchased 851.8 thousand shares at a cost of $35.9 million. The Corporation's board of directors approved the second stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. Under the plan, during the quarter ended March 31, 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million. From the inception of the Plan through March 31, 2005, the Corporation has repurchased a total of 833.2 thousand shares under this plan at a cost of $39.9 million. Additional details related to these repurchases are presented in Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.

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

   Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and federal funds sold and securities purchased under resell agreements.

   Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in the Corporation's natural trade area that maintain accounts with and sell federal funds to Frost Bank, as well as federal funds purchased and securities sold under repurchase agreements from upstream banks.

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by Frost Bank. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent Frost Bank from paying normal dividends to Cullen/Frost. At March 31, 2005, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $165.2 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at March 31, 2005.

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2005			December 31, 2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,073	$21	1.40%	$6,047	$22	1.46%
Federal funds sold and resell agreements	451,606	2,819	2.50	907,677	4,589	1.98
Securities:
Tax-exempt	249,279	3,919	6.49	240,368	3,779	6.54
Taxable	2,673,035	30,884	4.64	2,673,565	30,846	4.66

Total securities	2,922,314	34,803	4.79	2,913,933	34,625	4.81
Loans, net of unearned discounts	5,286,066	76,966	5.90	5,023,379	69,750	5.52

Total Earning Assets and Average Rate Earned	8,666,059	114,609	5.35	8,851,036	108,986	4.92
Cash and due from banks	626,216			640,035
Allowance for possible loan losses	(76,244)			(77,106)
Premises and equipment	171,768			169,378
Accrued interest and other assets	452,063			444,752

Total Assets	$9,839,862			$10,028,095

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,512,072			$2,570,589
Correspondent banks	339,869			329,008
Public funds	44,600			47,825

Total non-interest-bearing demand deposits	2,896,541			2,947,422
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,197,334	385	0.13	1,206,769	369	0.12
Money market deposit accounts	2,610,299	9,449	1.47	2,571,399	7,946	1.23
Time accounts	854,335	3,631	1.72	850,119	3,022	1.41
Public funds	396,326	1,423	1.46	406,659	1,092	1.07

Total interest-bearing deposits	5,058,294	14,888	1.19	5,034,946	12,429	0.98

Total deposits	7,954,835			7,982,368
Federal funds purchased and repurchase agreements	541,072	2,780	2.06	687,691	2,398	1.36
Junior subordinated deferrable interest debentures	226,805	3,505	6.18	226,805	3,305	5.83
Subordinated notes payable and other notes	150,000	1,635	4.36	150,000	1,424	3.80
Federal Home Loan Bank advances	849	12	5.77	918	14	6.10

Total Interest-Bearing Funds and Average
Rate Paid	5,977,020	22,820	1.54	6,100,360	19,570	1.28

Accrued interest and other liabilities	138,434			141,719

Total Liabilities	9,011,995			9,189,501
Shareholders' Equity	827,867			838,594

Total Liabilities and Shareholders' Equity	$9,839,862			$10,028,095

Net interest income		$91,789			$89,416

Net interest spread			3.81%			3.65%

Net interest income to total average earning assets			4.29%			4.04%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2004			June 30, 2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,662	$15	1.02%	$7,599	$17	0.88%
Securities:
Tax-exempt	222,041	3,498	6.48	208,880	3,372	6.64
Taxable	2,679,076	31,370	4.66	2,843,949	32,334	4.57

Total securities	2,901,117	34,868	4.80	3,052,829	35,706	4.70
Federal funds sold and resell agreements	565,894	2,159	1.49	401,198	1,087	1.07
Loans, net of unearned discounts	4,844,474	64,394	5.29	4,792,287	59,286	4.98

Total Earning Assets and Average Rate Earned	8,317,147	101,436	4.85	8,253,913	96,096	4.68
Cash and due from banks	678,423			836,718
Allowance for possible loan losses	(80,080)			(82,990)
Premises and equipment	168,024			168,853
Accrued interest and other assets	431,391			440,468

Total Assets	$9,514,905			$9,616,962

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,452,910			$2,330,855
Correspondent banks	394,055			577,490
Public funds	43,984			50,893

Total non-interest-bearing demand deposits	2,890,949			2,959,238
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,172,554	318	0.11	1,166,483	203	0.07
Money market deposit accounts	2,505,197	6,561	1.04	2,385,241	5,107	0.86
Time accounts	848,834	2,504	1.17	862,685	2,280	1.06
Public funds	351,207	870	0.99	328,647	656	0.80

Total interest-bearing deposits	4,877,792	10,253	0.84	4,743,056	8,246	0.70

Total deposits	7,768,741			7,702,294
Federal funds purchased and repurchase agreements	465,732	1,271	1.07	644,245	1,083	0.66
Junior subordinated deferrable interest debentures	226,805	3,154	5.56	226,805	3,059	5.40
Subordinated notes payable and other notes	150,000	1,325	3.53	150,000	1,116	2.98
Federal Home Loan Bank advances	990	14	5.90	1,059	16	5.96

Total Interest-Bearing Funds and Average
Rate Paid	5,721,319	16,017	1.11	5,765,165	13,520	0.94

Accrued interest and other liabilities	126,817			134,663

Total Liabilities	8,739,085			8,859,066
Shareholders' Equity	775,820			757,896

Total Liabilities and Shareholders' Equity	$9,514,905			$9,616,962

Net interest income		$85,419			$82,576

Net interest spread			3.74%			3.74%

Net interest income to total average earning assets			4.09%			4.02%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2004

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,399	$10	0.74%
Federal funds sold and resell agreements	378,585	998	1.04
Securities:
Tax-exempt	207,154	3,483	7.08
Taxable	2,760,790	31,456	4.58

Total securities	2,967,944	34,939	4.79
Loans, net of unearned discounts	4,630,218	56,743	4.93

Total Earning Assets and Average Rate Earned	7,982,146	92,690	4.69
Cash and due from banks	831,764
Allowance for possible loan losses	(84,805)
Premises and equipment	168,600
Accrued interest and other assets	415,717

Total Assets	$9,313,422

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,225,746
Correspondent banks	580,363
Public funds	54,260

Total demand deposits	2,860,369
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,141,332	200	0.07
Money market deposit accounts	2,315,043	4,894	0.85
Time accounts	899,412	2,367	1.06
Public funds	394,791	761	0.78

Total time deposits	4,750,578	8,222	0.70

Total deposits	7,610,947
Federal funds purchased and repurchase agreements	460,020	1,023	0.88
Junior subordinated deferrable interest debentures	168,348	2,626	6.24
Subordinated notes payable and other notes	150,000	1,109	2.96
Federal Home Loan Bank advances	1,497	19	5.10

Total Interest-Bearing Funds and Average
Rate Paid	5,530,443	12,999	0.94

Accrued interest and other liabilities	139,025

Total Liabilities	8,529,837
Shareholders' Equity	783,585

Total Liabilities and Shareholders' Equity	$9,313,422

Net interest income		$79,691

Net interest spread			3.75%

Net interest income to total average earning assets			4.03%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

   The disclosures set forth in this item are qualified by the section captioned "Forward-Looking Statements and Factors that Could Affect Future Results" included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation of this report and other cautionary statements set forth elsewhere in this report.

   Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2004 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2004.

   The Corporation utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

   As of March 31, 2005, the model simulations project that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 3.0% and 5.9%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.9% and 5.8%, respectively, relative to the base case over the next 12 months. The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances. The effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a $500 thousand, or 0.1%, positive variance in net interest income while the effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a $496 thousand, or 0.1%, negative variance in net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended March 31, 2005.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	End of the Period

January 1, 2005 to January 31, 2005	52,600	$46.74	52,600	1,514,200
February 1, 2005 to February 28, 2005	247,400	48.07	247,400	1,266,800
March 1, 2005 to March 31, 2005	594 (2)	46.49	-	1,266,800

Total	300,594	$47.84	300,000

(1)

The Corporation currently maintains a stock repurchase plan that was authorized by the Corporation's board of directors on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 at various prices in the open market or through private transactions. Since the inception of the plan, the Corporation has repurchased a total of 833.2 thousand shares at a cost of $39.9 million.

(2)	Repurchases of shares made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

	Exhibit Number		Description

	31.	1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
	31.	2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
	32.	1+	Section 1350 Certification of the Corporation's Chief Executive Officer
	32.	2+	Section 1350 Certification of the Corporation's Chief Financial Officer

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: April 27, 2005	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)