Form 10-Q
period 2005-06-30
CULLEN FROST BANKERS INC
filed 2005-07-27
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here.
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2005

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of July 21, 2005, there were 52,496,460 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Interest income:
Loans, including fees	$84,339	$59,172	$161,032	$115,811
Securities:
Taxable	30,944	32,328	61,828	63,783
Tax-exempt	2,617	2,158	5,123	4,387
Interest-bearing deposits	30	17	51	27
Federal funds sold and resell agreements	2,330	1,087	5,149	2,085

Total interest income	120,260	94,762	233,183	186,093

Interest expense:
Deposits	17,269	8,246	32,157	16,468
Federal funds purchased and repurchase agreements	3,488	1,083	6,268	2,106
Junior subordinated deferrable interest debentures	3,637	3,059	7,142	5,685
Subordinated notes payable and other borrowings	1,788	1,132	3,435	2,260

Total interest expense	26,182	13,520	49,002	26,519

Net interest income	94,078	81,242	184,181	159,574
Provision for possible loan losses	2,175	2,000	4,575	2,500

Net interest income after provision for possible loan losses	91,903	79,242	179,606	157,074

Non-interest income:
Trust fees	14,541	13,704	28,831	26,811
Service charges on deposit accounts	19,462	22,468	38,829	44,151
Insurance commissions and fees	6,193	6,234	14,803	16,397
Other charges, commissions and fees	4,821	4,952	9,109	9,261
Net gain (loss) on securities transactions	-	-	-	(1,739)
Other	12,716	8,978	24,200	18,844

Total non-interest income	57,733	56,336	115,772	113,725

Non-interest expense:
Salaries and wages	40,454	38,855	80,454	77,615
Employee benefits	10,315	9,592	22,352	21,076
Net occupancy	7,408	7,364	14,752	14,694
Furniture and equipment	5,925	5,661	11,727	11,110
Intangible amortization	1,278	1,287	2,649	2,691
Other	24,070	22,440	48,003	44,610

Total non-interest expense	89,450	85,199	179,937	171,796

Income before income taxes	60,186	50,379	115,441	99,003
Income taxes	19,502	16,261	37,390	31,980

Net income	$40,684	$34,118	$78,051	$67,023

Earnings per common share:
Basic	$0.78	$0.67	$1.51	$1.30
Diluted	0.77	0.65	1.47	1.27

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2005	2004	2004

Assets:
Cash and due from banks	$519,024	$545,602	$912,820
Interest-bearing deposits	4,639	3,512	3,641
Federal funds sold and resell agreements	464,750	744,675	367,875

Total cash and cash equivalents	988,413	1,293,789	1,284,336

Securities held to maturity, at amortized cost	14,713	16,714	19,442
Securities available for sale, at estimated fair value	2,824,973	2,957,296	2,923,649
Trading account securities	5,361	4,671	3,855
Loans, net of unearned discounts	5,588,662	5,164,991	4,813,058
Less: Allowance for possible loan losses	(77,103)	(75,810)	(80,485)

Net loans	5,511,559	5,089,181	4,732,573
Premises and equipment, net	173,475	170,026	167,715
Goodwill	100,404	102,367	98,873
Other intangible assets, net	11,352	14,149	13,310
Cash surrender value of life insurance policies	103,917	105,223	108,105
Accrued interest receivable and other assets	216,806	199,371	218,518

Total assets	$9,950,973	$9,952,787	$9,570,376

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$2,999,007	$2,969,387	$3,130,756
Interest-bearing deposits	5,011,597	5,136,291	4,803,092

Total deposits	8,010,604	8,105,678	7,933,848

Federal funds purchased and repurchase agreements	576,727	506,342	407,718
Subordinated notes payable and other borrowings	150,758	150,872	151,014
Junior subordinated deferrable interest debentures	226,805	226,805	226,805
Accrued interest payable and other liabilities	106,903	140,695	108,716

Total liabilities	9,071,797	9,130,392	8,828,101

Shareholders' Equity:
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Additional paid-in capital	218,083	212,910	205,200
Retained earnings	734,470	697,872	661,219
Deferred compensation	(4,714)	(5,567)	(3,247)
Accumulated other comprehensive income (loss), net of tax	(10,797)	(10,784)	(42,231)
Treasury stock, 1,254,105, 1,637,764 and 2,041,186 shares, at cost	(58,402)	(72,572)	(79,202)

Total shareholders' equity	879,176	822,395	742,275

Total liabilities and shareholders' equity	$9,950,973	$9,952,787	$9,570,376

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,

	2005	2004

Total shareholders' equity at beginning of period	$822,395	$770,004

Comprehensive income:
Net income	78,051	67,023
Other comprehensive income:
Change in fair value of securities available for sale of $(20) in 2005 and $(79,114) in 2004, net of reclassification adjustment of $1,739 in 2004 and tax effect of $(7) in 2005 and $(27,081) in 2004	(13)	(50,294)

Total comprehensive income	78,038	16,729

Stock option exercises and non-vested stock awards (688,570 shares in 2005 and 596,350 shares in 2004)	16,721	12,672
Tax benefit from stock compensation	5,173	4,329
Purchase of treasury stock (304,911 shares in 2005 and 852,013 shares in 2004)	(14,599)	(35,916)
Amortization of deferred compensation	842	588
Cash dividends ($0.565 per share in 2005 and $0.505 per share in 2004)	(29,394)	(26,131)

Total shareholders' equity at end of period	$879,176	$742,275

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,

	2005	2004

Operating Activities:
Net income	$78,051	$67,023
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	4,575	2,500
Deferred tax expense (benefit)	(1,488)	(392)
Accretion of loan discounts	(3,233)	(2,770)
Securities premium amortization (discount accretion), net	243	849
Net (gain) loss on securities transactions	-	1,739
Depreciation and amortization	12,342	12,207
Origination of loans held for sale	(28,265)	(22,822)
Proceeds from sales of loans held for sale	38,694	27,767
Net gain on sale of loans held for sale and other assets	(1,752)	(1,282)
Tax benefit from stock option exercises	5,173	4,329
Net proceeds from settlement of legal claims	(2,389)	-
Amortization of deferred compensation	842	588
Earnings on life insurance policies	(1,994)	(2,127)
Net change in:
Trading account securities	(690)	1,734
Accrued interest receivable and other assets	(15,744)	(27,780)
Accrued interest payable and other liabilities	(33,792)	(46,891)

Net cash from operating activities	50,573	14,672

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	1,996	5,745
Securities available for sale:
Purchases	(1,436,425)	(7,942,724)
Sales	2,289	370,539
Maturities, calls and principal repayments	1,566,201	7,509,212
Net change in loans	(432,904)	(230,921)
Proceeds from sales of premises and equipment	9	227
Purchases of premises and equipment	(10,490)	(6,241)
Benefits received on life insurance policies	3,300	-
Proceeds from sales of repossessed properties	2,150	2,114

Net cash from investing activities	(303,874)	(292,049)

Financing Activities:
Net change in deposits	(95,074)	(135,009)
Net change in short-term borrowings	70,385	(14,083)
Principal payments on notes payable and other borrowings	(114)	(1,738)
Proceeds from junior subordinated deferrable interest debentures	-	123,712
Proceeds from stock option exercises	16,721	12,672
Purchase of treasury stock	(14,599)	(35,916)
Cash dividends paid	(29,394)	(26,131)

Net cash from financing activities	(52,075)	(76,493)

Net change in cash and cash equivalents	(305,376)	(353,870)
Cash and equivalents at beginning of period	1,293,789	1,638,206

Cash and equivalents at end of period	$988,413	$1,284,336

Supplemental disclosures:
Cash paid for interest	$45,443	$26,220
Cash paid for income taxes	30,090	22,984

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

   The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2004, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 4, 2005 (the "2004 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income for the six months ended June 30, 2005 and 2004 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had comprehensive income of $70.6 million for the three months ended June 30, 2005 and a comprehensive loss of $30.0 million for the three months ended June 30, 2004. The volatility in comprehensive income/loss resulted from a $30.0 million net after-tax increase in the net unrealized gain/loss on securities available for sale for the three months ended June 30, 2005 and a $64.1 million net after-tax decline in the net unrealized gain/loss on securities available for sale for sale during the three months ended June 30, 2004.

Note 2 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2005				December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$13,713	$243	$5	$13,951	$15,614	$346	$6	$15,954
Other	1,000	-	-	1,000	1,100	-	4	1,096

Total	$14,713	$243	$5	$14,951	$16,714	$346	$10	$17,050

Securities Available for Sale:
U.S. Treasury	$84,858	$298	$-	$85,156	$-	$-	$-	$-
U.S. government agencies and corporations	2,432,423	20,786	10,304	2,442,905	2,665,654	25,644	14,502	2,676,796
States and political subdivisions	261,817	7,773	215	269,375	244,929	7,688	472	252,145
Other	27,537	-	-	27,537	28,355	-	-	28,355

Total	$2,806,635	$28,857	$10,519	$2,824,973	$2,938,938	$33,332	$14,974	$2,957,296

   Securities with a fair value totaling $1.5 billion at June 30, 2005 and $1.7 billion at December 31, 2004 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

				Three Months Ended June 30,			Six Months Ended June 30,

				2005		2004	2005	2004

Proceeds from sales					$815	$5,892	$2,289	$370,539
Gross realized gains					-	-	-	483
Gross realized losses					-	-	-	2,222

As of June 30, 2005, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months			12 Months or More		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$350		$1	$321	$4		$671	$5

Available for Sale
U.S. government agencies and corporations	$1,100,163		$9,993	$29,368	$311		$1,129,531	$10,304
States and political subdivisions	11,650		109	7,836	106		19,486	215

Total	$1,111,813		$10,102	$37,204	$417		$1,149,017	$10,519

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of June 30, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 3 - Loans

Loans were as follows:

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2005	of Total	2004	of Total	2004	of Total

Commercial and industrial:
Commercial	$2,582,550	46.2%	$2,361,052	45.7%	$2,228,058	46.3%
Leases	119,555	2.1	114,016	2.2	82,165	1.7
Asset-based	56,166	1.0	34,687	0.7	42,222	0.9

Total commercial and industrial	2,758,271	49.3	2,509,755	48.6	2,352,445	48.9

Real estate:
Construction:
Commercial	469,429	8.4	419,141	8.1	350,594	7.3
Consumer	48,462	0.9	37,234	0.7	26,728	0.5
Land:
Commercial	223,215	4.0	215,148	4.2	196,788	4.1
Consumer	3,859	0.1	3,675	0.1	4,724	0.1
Commercial mortgages	1,273,128	22.8	1,185,431	23.0	1,153,801	24.0
1-4 family residential mortgages	77,328	1.3	86,098	1.7	96,058	2.0
Home equity and other consumer	421,251	7.5	387,864	7.4	335,400	7.0

Total real estate	2,516,672	45.0	2,334,591	45.2	2,164,093	45.0

Consumer:
Indirect	2,962	0.1	3,648	0.1	5,217	0.1
Student loans held for sale	54,769	1.0	63,568	1.2	54,549	1.1
Other	250,552	4.5	247,025	4.8	240,169	5.0
Other	20,247	0.4	21,819	0.4	7,386	0.1
Unearned discounts	(14,811)	(0.3)	(15,415)	(0.3)	(10,801)	(0.2)

Total loans	$5,588,662	100.0%	$5,164,991	100.0%	$4,813,058	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as eight other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2005, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2005 or December 31, 2004.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $34.2 million at June 30, 2005 and $30.4 million at December 31, 2004. Accruing loans past due more than 90 days totaled $5.6 million at June 30, 2005 and $5.2 million at December 31, 2004.

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

Impaired loans were as follows:

June 30,	December 31,	June 30,
2005	2004	2004

Balance of impaired loans with no allocated allowance	$7,527	$6,566	$9,267
Balance of impaired loans with an allocated allowance	21,523	19,840	26,089

Total recorded investment in impaired loans	$29,050	$26,406	$35,356

Amount of the allowance allocated to impaired loans	$11,026	$10,696	$12,130

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $28.2 million and $27.6 million during the three and six months ended June 30, 2005 and $37.4 million and $39.1 million for the three and six months ended June 30, 2004. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

Three Months Ended June 30,	Six Months Ended June 30,

2005	2004	2005	2004

Balance at the beginning of the period	$76,538	$82,587	$75,810	$83,501
Provision for possible loan losses	2,175	2,000	4,575	2,500
Net charge-offs:
Losses charged to the allowance	(2,945)	(5,297)	(6,255)	(10,221)
Recoveries of loans previously charged off	1,335	1,195	2,973	4,705

Net charge-offs	(1,610)	(4,102)	(3,282)	(5,516)

Balance at the end of the period	$77,103	$80,485	$77,103	$80,485

Note 5 - Deposits

Deposits were as follows:

June 30,	Percentage		December 31,	Percentage	June 30,	Percentage
2005	of Total		2004	of Total	2004	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$2,606,345	32.5%	$2,573,907	31.8%	$2,454,350	31.0%
Correspondent banks	321,937	4.0	336,554	4.1	621,480	7.8
Public funds	70,725	0.9	58,926	0.7	54,926	0.7

Total non-interest-bearing demand deposits	2,999,007	37.4	2,969,387	36.6	3,130,756	39.5

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,165,666	14.6	1,245,767	15.4	1,170,903	14.8
Money market accounts	2,568,149	32.1	2,622,339	32.4	2,447,144	30.8
Time accounts under $100,000	384,721	4.8	381,468	4.7	392,491	4.9
Time accounts of $100,000 or more	490,181	6.1	464,118	5.7	464,291	5.9
Public funds	402,880	5.0	422,599	5.2	328,263	4.1

Total interest-bearing deposits	5,011,597	62.6	5,136,291	63.4	4,803,092	60.5

Total deposits	$8,010,604	100.0%	$8,105,678	100.0%	$7,933,848	100.0%

   At June 30, 2005 and December 31, 2004, interest-bearing public funds deposits included $162.5 million and $177.0 million in savings and interest checking accounts, $87.1 million and $101.8 million in money market accounts, $6.3 million and $4.2 million in time accounts under $100 thousand, and $147.0 million and $139.6 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $653.5 million at June 30, 2005 and $659.7 million at December 31, 2004.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $2.9 billion and $2.8 billion at June 30, 2005 and December 31, 2004.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $235.0 million at June 30, 2005 and $239.8 million at December 31, 2004. The Corporation had an accrued liability, included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets, totaling $1.2 million at June 30, 2005 and $1.5 million at December 31, 2004 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $2.9 million and $5.9 million for the three and six months ended June 30, 2005 and $3.3 million and $6.7 million for the three and six months ended June 30, 2004. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2004. See the 2004 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

June 30, 2005
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,204,955	15.82%	$609,312	8.00%	N/A	N/A
Frost Bank	1,010,523	13.28	608,652	8.00	$760,815	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	977,852	12.84	304,656	4.00	N/A	N/A
Frost Bank	783,420	10.30	304,326	4.00	456,489	6.00
Leverage Ratio
Cullen/Frost	977,852	10.06	388,758	4.00	N/A	N/A
Frost Bank	783,420	8.07	388,132	4.00	485,165	5.00

December 31, 2004
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,142,689	15.99%	$571,492	8.00%	N/A	N/A
Frost Bank	962,302	13.48	570,926	8.00	$713,657	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	916,879	12.83	285,746	4.00	N/A	N/A
Frost Bank	736,492	10.32	285,463	4.00	428,194	6.00
Leverage Ratio
Cullen/Frost	916,879	9.18	399,300	4.00	N/A	N/A
Frost Bank	736,492	7.39	398,667	4.00	498,333	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of June 30, 2005, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2005 and December 31, 2004 are presented in the following table. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

	June 30, 2005		December 31, 2004

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate swaps/caps designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$104,239	$(852)	$67,929	$(521)
Commercial loan/lease interest rate caps	4,847	22	4,883	49
Interest rate swaps related to subordinated notes	450,000	2,118	600,000	4,379

Non-hedging interest rate swaps	$196,772	$-	$146,148	$-

The weighted-average receive and pay interest rates for interest rate swap positions outstanding at June 30, 2005 were as follows:

			Weighted-Average

			Interest	Interest
			Rate	Rate
			Received	Paid

Commercial loan/lease interest rate swaps			3.28%	4.20%
Interest rate swaps related to subordinated notes			6.88	4.61
Non-hedging interest rate swaps			5.37	5.37

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $5.6 million at June 30, 2005. This credit exposure includes approximately $5.5 million related to bank customers and $122 thousand related to upstream financial institution counterparties. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset each other represents hedge ineffectiveness. The amount of hedge ineffectiveness was not significant during any of the reported periods.

   Commodity Derivatives. The Corporation enters into commodity swaps and option contracts to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices.

   The notional amounts and estimated fair values of commodity derivative positions outstanding at June 30, 2005 and December 31, 2004 are presented in the following table. The estimated fair values are based on quoted market prices.

June 30, 2005	December 31, 2004

Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	34	$4	46	$6
Natural Gas	MMBTUs	3,220	33	1,160	15

Commodity options:
Oil	Barrels	416	-	219	-
Natural Gas	MMBTUs	3,184	-	2,246	-

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2005 and December 31, 2004.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

Three Months Ended	Six Months Ended
June 30,	June 30,

2005	2004	2005	2004

Weighted-average shares outstanding for basic earnings per share	51,884	51,281	51,769	51,474
Dilutive effect of stock options and non-vested stock awards	1,246	1,441	1,331	1,438

Weighted-average shares outstanding for diluted earnings per share	53,130	52,722	53,100	52,912

Note 10 - Stock-Based Compensation

   The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2005 and 2004 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$40,684	$34,118	$78,051	$67,023
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	319	192	547	382
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,224)	(1,352)	(2,372)	(2,703)

Pro forma net income	$39,779	$32,958	$76,226	$64,702

Earnings per share:
Basic - as reported	$0.78	$0.67	$1.51	$1.30
Basic - pro forma	0.77	0.64	1.47	1.26

Diluted - as reported	0.77	0.65	1.47	1.27
Diluted - pro forma	0.75	0.63	1.44	1.22

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

   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was to be effective for the Corporation on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Corporation will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of June 30, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $1.1 million beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Note 11 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Expected return on plan assets, net of expenses	$(1,752)	$(1,580)	$(3,504)	$(3,160)
Interest cost on projected benefit obligation	1,692	1,665	3,384	3,329
Net amortization and deferral	536	466	1,072	932

Net periodic benefit cost	$476	$551	$952	$1,101

The Corporation's non-qualified defined benefit pension plan, which provides benefits for a limited number of eligible employees, is not funded. Contributions to the qualified defined benefit pension plan totaled $5.0 million through June 30, 2005. The Corporation does not expect to make any additional contributions during the remainder of 2005.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during any of the reported periods.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Current income tax expense	$20,546	$16,576	$38,878	$32,372
Deferred income tax expense (benefit)	(1,044)	(315)	(1,488)	(392)

Income tax expense, as reported	$19,502	$16,261	$37,390	$31,980

Effective tax rate	32.4%	32.3%	32.4%	32.3%

   Net deferred tax assets totaled $39.6 million at June 30, 2005 and $38.1 million at December 31, 2004. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:

Three months ended:
June 30, 2005	$134,596	$20,523	$(3,308)	$151,811
June 30, 2004	122,470	17,486	(2,378)	137,578

Six months ended:
June 30, 2005	$265,940	$40,571	$(6,558)	$299,953
June 30, 2004	243,676	34,262	(4,639)	273,299

Net income (loss):

Three months ended:
June 30, 2005	$39,223	$4,002	$(2,541)	$40,684
June 30, 2004	33,062	2,895	(1,839)	34,118

Six months ended:
June 30, 2005	$75,649	$7,487	$(5,085)	$78,051
June 30, 2004	64,881	5,395	(3,253)	67,023

Note 14 - Pending Acquisition

   On April 19, 2005, the Corporation and Horizon Capital Bank ("Horizon") entered into an Agreement and Plan of Merger (the "Merger Agreement") that provides for the ultimate merger of Horizon with and into Frost Bank, a wholly-owned subsidiary of the Corporation (the "Merger").

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

   Consummation of the merger is subject to a number of conditions, including receipt of requisite regulatory approvals and the approval of the shareholders of Horizon. Each of the directors of Horizon, who hold in the aggregate approximately 30% of the fully diluted outstanding shares of Horizon's common stock, has agreed to vote in favor of the Merger. The Corporation currently expects to consummate the Merger in the fourth quarter of 2005.

Note 15 - New Accounting Standards

   SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2004, included in the 2004 Form 10-K. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future period.

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

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in the level of non-performing assets and charge-offs.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, securities market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
w	Changes in consumer spending, borrowings and savings habits.
w	Changes in the financial performance and/or condition of the Corporation's borrowers.
w	Technological changes.
w	Acquisitions and integration of acquired businesses. See the Corporation's Current Report on Form 8-K filed with the SEC on April 22, 2005.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial services companies.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
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

   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 Form 10-K. There have been no significant changes in the Corporation's application of critical accounting policies since December 31, 2004. However, as more fully discussed in Note 10 - Stock-Based Compensation in the accompanying notes to consolidated financial statements included elsewhere in this report, the FASB issued a new accounting standard, which will be effective for the Corporation on January 1, 2006, that eliminates the ability to account for stock-based compensation using the intrinsic value method of APB 25 and requires such transactions to be recognized in the income statement based on their fair values at the date of grant.

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

Overview

   Net income totaled $40.7 million, or $0.77 diluted per share, and $78.1 million, or $1.47 diluted per share, for the three and six months ended June 30, 2005 compared to $34.1 million, or $0.65 diluted per share, and $67.0 million, or $1.27 diluted per share, for the three and six months ended June 30, 2004.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

Taxable-equivalent net interest income	$95,926	$91,789	$82,576	$187,672	$162,267
Taxable-equivalent adjustment	1,848	1,686	1,334	3,491	2,693

Net interest income, as reported	94,078	90,103	81,242	184,181	159,574
Provision for possible loan losses	2,175	2,400	2,000	4,575	2,500

Net interest income after provision for possible loan losses	91,903	87,703	79,242	179,606	157,074
Non-interest income	57,733	58,039	56,336	115,772	113,725
Non-interest expense	89,450	90,487	85,199	179,937	171,796

Income before income taxes	60,186	55,255	50,379	115,441	99,003
Income taxes	19,502	17,888	16,261	37,390	31,980

Net income	$40,684	$37,367	$34,118	$78,051	$67,023

Net income per share - basic	$0.78	$0.72	$0.67	$1.51	$1.30
Net income per share - diluted	0.77	0.70	0.65	1.47	1.27
Dividends per share	0.30	0.265	0.265	0.565	0.505

Return on average assets	1.67%	1.54%	1.43%	1.60%	1.42%
Return on average equity	19.35	18.31	18.11	18.83	17.49

   Net income for the three months ended June 30, 2005 increased $6.6 million, or 19.2%, compared to the same period in 2004. The increase was primarily the result of a $12.8 million increase in net interest income and a $1.4 million increase in non-interest income partly offset by a $4.3 million increase in non-interest expense and a $3.3 million increase in income tax expense. Net income for the six months ended June 30, 2005 increased $11.0 million, or 16.5%, compared to the same period in 2004. The increase was primarily the result of a $24.6 million increase in net interest income and a $2.0 million increase in non-interest income partly offset by an $8.1 million increase in non-interest expense, a $2.1 million increase in the provision for possible loan losses and a $5.4 million increase in income tax expense.

   Net income for the second quarter of 2005 increased $3.3 million, or 8.9%, from the first quarter of 2005. The increase was primarily the result of a $4.0 million increase in net interest income, a $1.0 million decrease in non-interest expense and a $225 thousand decrease in the provision for possible loan losses offset by a $306 thousand decrease in non-interest income and a $1.6 million increase in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 61.4% of total revenue during the first six months of 2005. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2004 at 4.00% and increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end 2004 at 5.25%. During the six months ended June 30, 2005, the prime interest rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the period at 6.25%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2004 at 1.00% and increasing 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end 2004 at 2.25%. During the six months ended June 30, 2005, the federal funds rate increased 50 basis points and 50 basis points in the second quarter to end the period at 3.25%.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a rising interest rate environment. The Corporation expects the upward trend in the prime interest rate and the federal funds rate that began in 2004 to continue into the near future; however, there can be no assurance to that effect as fluctuations in market interest rates are dependent upon a variety of factors that are beyond the Corporation's control. Further analysis of the components of the Corporation's net interest margin is presented below.

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

	Second Quarter	Second Quarter	First Six Months
	2005 vs.	2005 vs.	2005 vs.
	Second Quarter	First Quarter	First Six Months
	2004	2005	2004

Due to changes in average volumes	$4,785	$496	$12,573
Due to changes in average interest rates	8,565	2,587	13,724
Due to difference in the number days in each of the comparable periods	-	1,054	(892)

Total change	$13,350	$4,137	$25,405

   Taxable-equivalent net interest income for the three and six months ended June 30, 2005 increased $13.4 million, or 16.2%, and $25.4 million, or 15.7%, compared to the same periods in 2004. The increases primarily resulted from increases in the net interest margin combined with increases in the average volume of earning assets. The average volume of earning assets for the second quarter of 2005 increased $443.0 million compared to same period in 2004. Over the same time frame, the net interest margin increased 40 basis points from 4.02% in 2004 to 4.42% in 2005. The average volume of earning assets for the first six months of 2005 increased $563.5 million compared to same period in 2004. Over the same time frame, the net interest margin increased 32 basis points from 4.03% in 2004 to 4.35% in 2005. The first six months of 2004 included an extra day's net interest income of approximately $892 thousand related to 2004 being a leap year. Excluding the impact of this extra day, net interest income would have increased $26.3 million during the six months ended June 30, 2005 compared to the same period in 2004 primarily due to the aforementioned increases in the average volume of earning assets and the net interest margin.

   Taxable-equivalent net interest income for the second quarter of 2005 increased $4.1 million, or 4.5%, from the first quarter of 2005. The increase primarily resulted from an increase in the net interest margin. The increase was also partly due to an increase in the average volume of earning assets as well as an increase in the number of days in the second quarter. The net interest margin increased 13 basis points from 4.29% in the first quarter of 2005 to 4.42% in the second quarter of 2005. Over the same time frame, the average volume of earning assets increased $30.8 million. Taxable-equivalent net interest income for the second quarter of 2005 included 91 days compared to 90 days for the first quarter of 2005. The additional day added approximately $1.1 million to taxable-equivalent net interest income during the second quarter of 2004. Excluding the impact of the additional days during the second quarter of 2005, taxable-equivalent net interest income effectively increased $3.1 million during the second quarter of 2005. This effective increase was primarily the result of the aforementioned increases in the net interest margin and the average volume of earning assets. The 13 basis point increase in the net interest margin during the second quarter of 2005 compared to the first quarter was partly due to a reduction in the relative proportion of average earning assets invested in federal funds sold and resell agreements as well as the increases in market interest rates discussed above. Average federal funds sold and resell agreements totaled $451.6 million during the first quarter of 2005 compared to $306.0 million during the second quarter of 2005. Accordingly, the Corporation had a larger proportion of average earning assets invested in federal funds sold and resell agreements during the first quarter of 2005. Such investments have significantly lower yields compared to loans and securities and, as such, have a compressing effect on the net interest margin.

   From time to time, the Corporation utilizes dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a "similar" security rather than the identical security initially sold. The Corporation funds investments in federal funds sold and resell agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation is able to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resell agreements and the cost of the dollar-roll repurchase agreements. The spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and resell agreements, the Corporation's net interest margin was negatively impacted. The Corporation was not a party to any dollar-roll repurchase agreement transactions during the first six months of 2005. During 2004, the Corporation was not a party to any dollar-roll repurchase agreement transactions until the second quarter. The use of dollar rolls increased net interest income by approximately $357 thousand during the first six months of 2004. The average volume of federal funds sold and resell agreements decreased $11.5 million, or 2.9%, during the six months ended June 30, 2005 compared to the same period in 2004. The average yield on earning assets increased from 4.69% for the first six months of 2004 to 5.49% for the first six months of 2005. The increase in the average yield on earning assets was also partly due to the increases in market interest rates discussed above.

   The average volume of loans, the Corporation's primary category of earning assets, increased $673.8 million during the first six months of 2005 compared the same period in 2004. The average yield on loans was 6.05% during the first six months of 2005 compared to 4.95% during the first six months of 2004. The average volume of securities decreased $98.1 million during the first six months of 2005 compared to the same period in 2004. The average yield on securities was 4.81% during the first six months of 2005 compared to 4.75% during the same period in 2004.

   Average deposits increased $257.5 million during the first six months of 2005 compared to the same period in 2004. This increase from 2004 was primarily related to growth in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits increased to 63.6% for the first six months of 2005 from 62.0 % during the same period in 2004. The average cost of interest-bearing deposits and total deposits was 1.29% and 0.82% during the first six months of 2005 compared to 0.70% and 0.43% during the same period in 2004. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.84% during the first six months of 2005 compared to 3.75% the same period in 2004. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact of the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

   The Corporation's hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. The Corporation primarily uses these derivatives to effectively convert fixed-rate loans and debt obligations to variable-rate. Details of the Corporation's derivative holdings as of June 30, 2005 are set forth in Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. A discussion of the effects of changing interest rates on the Corporation's derivative holdings and the related impact on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $2.2 million and $4.6 million for the three and six months ended June 30, 2005 compared to $2.0 million and $2.5 million for the three and six months ended June 30, 2004. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

Trust fees	$14,541	$14,290	$13,704	$28,831	$26,811
Service charges on deposit accounts	19,462	19,367	22,468	38,829	44,151
Insurance commissions and fees	6,193	8,610	6,234	14,803	16,397
Other charges, commissions and fees	4,821	4,288	4,952	9,109	9,261
Net loss on securities transactions	-	-	-	-	(1,739)
Other	12,716	11,484	8,978	24,200	18,844

Total	$57,733	$58,039	$56,336	$115,772	$113,725

   Total non-interest income for the three and six months ended June 30, 2005 increased $1.4 million, or 2.5%, and $2.0 million, or 1.8%, compared to the same periods in 2004. Total non-interest income for the second quarter of 2005 decreased $306 thousand, or 0.5%, from the first quarter of 2005. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and six months ended June 30, 2005 increased $837 thousand, or 6.1%, and $2.0 million, or 7.5%, compared to the same periods in 2004. Investment fees are the most significant component of trust fees, making up approximately 69% of total trust fees for the first half of 2005. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The increase in trust fee income during the three months ended June 30, 2005 was primarily the result of increases in investment fees (up $448 thousand), real estate fees (up $283 thousand) and custody fees (up $96 thousand). The increase in trust fee income during the six months ended June 30, 2005 was primarily the result of increases in investment fees (up $1.1 million), oil and gas trust management fees (up $450 thousand), real estate fees (up $309 thousand), custody fees (up $219 thousand) and financial consulting fees (up $102 thousand). These increases were partly offset by a decrease in securities lending income (down $140 thousand) and estate fees (down $114 thousand). The increases in investment fees were primarily due to higher equity valuations during first six months of 2005 compared to the same period in 2004 and growth in overall trust assets and the number of trust accounts.

   Trust fee income for the second quarter of 2005 increased $251 thousand, or 1.8%, from the first quarter of 2005. The increase was primarily due to a seasonal increase in tax fees (up $424 thousand) as well as an increase in real estate fees (up $261 thousand). These increases were partly offset by a decrease in investment fee income (down $329 thousand) and oil and gas trust management fees (down $103 thousand).

   At June 30, 2005, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (43.5% of trust assets), fixed income securities (39.9% of trust assets) and cash equivalents (9.8% of trust assets). The estimated fair value of trust assets was $17.5 billion (including managed assets of $8.1 billion and custody assets of $9.4 billion) at June 30, 2005, compared to $17.1 billion (including managed assets of $7.8 billion and custody assets of $9.3 billion) at December 31, 2004 and $14.9 billion (including managed assets of $6.8 billion and custody assets of $8.1 billion) at June 30, 2004.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2005 decreased $3.0 million, or 13.4%, and $5.3 million, or 12.1%, compared to the same periods in 2004. The decreases were primarily due to decreases in service charges on commercial accounts (down $2.3 million and $4.0 million, respectively), overdraft/insufficient funds charges on commercial accounts (down $254 thousand and $408 thousand, respectively) and service charges on consumer accounts (down $340 thousand and $684 thousand, respectively). The decreases in service charges on commercial accounts were primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates have trended upwards since the first quarter of 2004, deposit balances have become more valuable and are yielding a higher earnings credit rate relative to 2004. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees.

   Service charges on deposit accounts for the second quarter of 2005 did not significantly fluctuate compared to the first quarter of 2005. The lack of significant fluctuation resulted as decreases in service charges on commercial and consumer accounts (down $360 thousand and $87 thousand, respectively) were offset by increases in overdraft/insufficient funds charges on consumer accounts (up $498 thousand). The decrease in service charges on commercial accounts was primarily related to a higher earnings credit rate. The increase in overdraft fees on consumer accounts was partly seasonal in nature.

   Insurance Commissions and Fees. Compared to the same periods in 2004, insurance commissions and fees for the three months ended June 30, 2005 did not significantly fluctuate while insurance commissions and fees for the six months ended June 30, 2005 decreased $1.6 million, or 9.7%. Commission revenues related to the employee benefits business in the Austin region have decreased compared to 2004 (down $558 thousand and $2.4 million during the three and six months ended June 30, 2005) due to the loss of certain revenue-producing employees. While the Corporation has already filled some of the open staff positions, the Corporation expects near-term revenues related to this line of business to be negatively impacted by the loss of the employees. Revenues related to the affected line of business made up approximately 16.2% of the total insurance commissions and fees reported for the year ended December 31, 2004, 20.0% for the first six months of 2004 and 4.5% for the first six months of 2005. During the second quarter of 2005, the Corporation recognized income, which is included in other non-interest income in the accompanying consolidated statements of income, of $2.4 million related to the net proceeds from the settlement of legal claims against certain of the former employees. Property and casualty revenues in the Austin region were also negatively impacted in 2005 compared to 2004 (down $532 thousand and $984 thousand during the three and six months ended June 30, 2005, respectively) by the loss of certain revenue-producing employees during the second half of 2004 and early 2005. The decrease in revenues from the Austin region during 2005 was partly offset by the additional commission income (totaling $920 thousand and $1.7 million during the three and six months ended June 30, 2005) related to an insurance agency acquired in the Dallas region during the third quarter of 2004. Additional information related to the acquisition of the insurance agency is presented in Note 2 - Acquisitions in the in the notes to consolidated financial statements included in the 2004 Form 10-K.

   Insurance commissions and fees include contingent commissions totaling $609 thousand and $3.2 million during the three and six months ended June 30, 2005 compared to $191 thousand and $2.8 million during the three and six months ended June 30, 2004. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.7 million and $2.2 million during the six months ended June 30, 2005 and 2004. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $259 thousand and $189 thousand during the three months ended June 30, 2005 and 2004 and $474 thousand and $573 thousand during the six months ended June 30, 2005 and 2004.

   Insurance commissions and fees for the second quarter of 2005 decreased $2.4 million, or 28.1%, compared to the first quarter of 2005. The decrease was primarily due to decreases in contingent commissions (down $2.0 million) and commission income (down $413 thousand). As noted above, contingent commissions are seasonal with the majority of such income recognized during the first quarter of each year. Approximately half of the decrease in insurance commissions is related to the loss of certain revenue-producing employees in the employee benefits line of business in the Austin region, as discussed above, with the remainder related to normal variation in the timing of renewals. The Corporation has also experienced increased competition and elevated market pressure related to the pricing of insurance policies and commission levels.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2005 decreased $131 thousand, or 2.6%, and $152 thousand, or 1.6%, compared to the same periods in 2004. The decrease from the three months ended June 30, 2004 was primarily due to a decrease in investment banking fees related to corporate advisory services (down $440 thousand) and commitment fees (down $177 thousand), partly offset by an increase in letter of credit fees (up $370 thousand). The decrease during the six months ended June 30, 2005 was primarily due to a decrease in investment banking fees related to corporate advisory services (down $385 thousand) and commitment fees (down $144 thousand), partly offset by an increase letter of credit fees (up $383 thousand).

Other charges, commissions and fees for the second quarter of 2005 increased $533 thousand, or 12.4%, compared to the first quarter of 2005. The increase was primarily due to an increase in letter of credit fees (up $343 thousand).

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $2.3 million during the six months ended June 30, 2005. No gains or losses were realized on the sales. The Corporation realized a net loss of $1.7 million on the sale of available-for-sale securities with a total amortized cost of $372.3 million during the six months ended June 30, 2004. The net loss was primarily related to $176.3 million of securities sold as a part of a restructuring of the Corporation's securities portfolio.

   Other Non-Interest Income. Other non-interest income increased $3.7 million, or 41.6%, for the three months ended June 30, 2005 compared to the same period in 2004. The increase was primarily due to the realization of $2.4 million in income from the net proceeds from the settlement of legal claims against certain former employees who were employed within the employee benefits line of business in the Austin region of Frost Insurance Agency. Also contributing were increases in income from check card usage (up $467 thousand), gains realized on student loan sales (up $418 thousand) and lease rental income (up $393 thousand). The Corporation also recognized $294 thousand in income related to the second of two distributions received from the sale of the PULSE EFT Association whereby the Corporation and other members of the Association received distributions based in part upon each member's volume of transactions through the PULSE network. The Corporation recognized $1.7 million in income related to the first distribution, which was received during the first quarter of 2005. The impact of these items was partly offset by decreases in mineral interest income (down $335 thousand) and income from securities trading activities (down $210 thousand).

   Other non-interest income increased $5.4 million, or 28.4%, for the six months ended June 30, 2005 compared to the same period in 2004. The increase was primarily due to the aforementioned $2.4 million in income from the settlement of certain legal claims and $2.0 million in income realized from distributions from the sale of the PULSE EFT Association. Also contributing to the increase during the six months ended June 30, 2005 were increases in income from check card usage (up $987 thousand), lease rental income (up $840 thousand), gains realized on student loan sales (up $416 thousand) and earnings on cashier's check balances (up $416 thousand). The impact of these items was partly offset by decreases in income from securities trading activities (down $619 thousand) and mineral interest income (down $539 thousand). Also, during the six months ended June 30, 2004, other non-interest income included $1.1 million in non-recurring income related to the termination and settlement of an operational contract.

   Other non-interest income for the second quarter of 2005 increased $1.2 million, or 10.7%, compared to the first quarter of 2005. The increase was primarily the result of the aforementioned $2.4 million in income from the settlement of certain legal claims in addition to increases in income from check card usage (up $203 thousand), gains realized on student loan sales (up $178 thousand) and gains on the sales of other real estate owned (up $177 thousand). The Corporation recognized $1.7 million in income related to the first of two distributions received from the sale of the PULSE EFT Association during the first quarter of 2005 and $294 thousand in income related to the second distribution received during the second quarter.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

Salaries and wages	$40,454	$40,000	$38,855	$80,454	$77,615
Employee benefits	10,315	12,037	9,592	22,352	21,076
Net occupancy	7,408	7,344	7,364	14,752	14,694
Furniture and equipment	5,925	5,802	5,661	11,727	11,110
Intangible amortization	1,278	1,371	1,287	2,649	2,691
Other	24,070	23,933	22,440	48,003	44,610

Total	$89,450	$90,487	$85,199	$179,937	$171,796

   Total non-interest expense for the three and six months ended June 30, 2005 increased $4.3 million, or 5.0%, and $8.1 million, or 4.7%, compared to the same periods in 2004. Total non-interest expense for the second quarter of 2005 decreased $1.0 million, or 1.2%, compared to the first quarter of 2005. Changes in the components of non-interest income are discussed below.

   Salaries and Wages. Salaries and wages expense for the three and six months ended June 30, 2005 increased $1.6 million, or 4.1%, and increased $2.8 million, or 3.7%, compared to the same periods in 2004. The increases were partly related to normal, annual merit increases, and increases in headcount. The increases were also partly due to increases in stock-based compensation expense for non-vested stock awards (up $196 thousand and $253 thousand, respectively) and overtime expenses (up $140 thousand and $237 thousand, respectively).

   Salaries and wages expense for the second quarter of 2005 increased $454 thousand, or 1.1%, compared to the first quarter of 2005. The increase was partly related to normal, annual merit increases, and increases in headcount. The increase was also partly due to an increase in stock-based compensation expense for non-vested stock awards (up $141 thousand).

   Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2005 increased $723 thousand, or 7.5%, and $1.3 million, or 6.1%, compared to the same periods in 2004. The increase for the three months ended June 30, 2005 was primarily due to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $433 thousand) and payroll taxes (up $190 thousand). The increase during the six months ended June 30, 2005 was primarily due to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $814 thousand) and payroll taxes (up $361 thousand), partly offset by a decrease in expense related to the Corporation's defined benefit retirement and restoration plans (down $163 thousand).

   Employee benefits expense for the second quarter of 2005 decreased $1.7 million, or 14.3%, compared to the first quarter primarily due to decreases in payroll taxes (down $1.0 million) and 401(k) and profit sharing plan expenses (down $538 thousand). The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to incentive compensation payments.

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

   Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2005 did not significantly fluctuate compared to the same periods in 2004. During the three months ended June 30, 2005, an increase in depreciation expense related to buildings and increases in various operating expenses were, for the most part, offset by a decrease in lease expenses and an increase in parking fee income. During the six months ended June 30, 2005, an increase in depreciation expense related to buildings, increases in various operating expenses and a decrease in rental income were, for the most part, offset by decreases in depreciation expense related to leasehold improvements, professional/service contract expenses and lease expenses. Net occupancy expense for the second quarter of 2005 did not significantly fluctuate compared to the first quarter of 2005 as increases in various operating expenses were offset by an increase in parking fee income.

   Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2005 increased $264 thousand, or 4.7%, and $617 thousand, or 5.6%, compared to the same periods in 2004. The increase during the three months ended June 30, 2005 was primarily related to an increase in software maintenance expense (up $206 thousand) and in depreciation expense related to furniture and fixtures (up $84 thousand). The impact of these items was partially offset by a decrease in service contracts expense (down $79 thousand). The increase during the six months ended June 30, 2005 was primarily due to increases in software maintenance (up $309 thousand) and depreciation expense related to furniture and fixtures (up $240 thousand) partly offset by a decrease in equipment rental expense (down $84 thousand). Furniture and equipment expense for the second quarter of 2005 increased $123 thousand, or 2.1%, compared to the first quarter of 2005 primarily due to increases in software maintenance (up $117 thousand).

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization for the three and six months ended June 30, 2005 decreased slightly compared to the same periods in 2004 primarily due to the completion of the amortization for certain intangible assets.

   During the second quarter of 2005, the Corporation wrote-off certain customer relationship intangibles totaling $147 thousand and goodwill totaling $2.0 million in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency. Gross settlement proceeds of $4.5 million were reduced by the write-off of these assets in the determination of the $2.4 million net proceeds realized in the settlement. See the analysis of other non-interest income in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2005 increased $1.6 million, or 7.3%, and $3.4 million, or 7.6%, compared to the same periods in 2004. Significant components of the increase during the three months ended June 30, 2005 included increases in donations (up $812 thousand), professional service expense (up $439 thousand) and depreciation expense related to property leased to customers (up $403 thousand). These increases were partly offset by lower advertising/promotions expenses (down $292 thousand). Significant components of the increase during the six months ended June 30, 2005 included the increases in donations (up $872 thousand), professional service expense (up $722 thousand), depreciation expense related to property leased to customers (up $720 thousand) and advertising/promotions expenses (up $496 thousand).

   Total other non-interest expense for the second quarter of 2005 increased $137 thousand, or 0.6%, compared to the first quarter of 2005. Significant components of the increase included higher donations (up $647 thousand) and professional service expenses (up $327 thousand). The impact of these items was partially offset by a decrease in advertising/promotions expenses (down $535 thousand).

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

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

Banking	$39,223	$36,426	$33,062	$75,649	$64,881
Financial Management Group	4,002	3,485	2,895	7,487	5,395
Non-Banks	(2,541)	(2,544)	(1,839)	(5,085)	(3,253)

Consolidated net income	$40,684	$37,367	$34,118	$78,051	$67,023

Banking

   Net income for the three and six months ended June 30, 2005 increased $6.2 million, or 18.6%, and $10.8 million, or 16.6%, compared to the same periods in 2004. The increase during the three months ended June 30, 2005 was primarily the result of a $11.4 million increase in net interest income and a $745 thousand increase in non-interest income partly offset by a $2.8 million increase in non-interest expense and a $3.0 million increase in income taxes. The increase during the six months ended June 30, 2005 was primarily the result of a $22.3 million increase in net interest income partly offset by a $5.1 million increase in non-interest expense, a $2.0 million increase in the provision for possible loan losses and a $4.4 million increase in income taxes.

   Net interest income for the three and six months ended June 30, 2005 increased $11.4 million, or 13.7%, and $22.3 million, or 13.7%, compared to the same periods in 2004. The increases primarily resulted from growth in the average volume of earning assets combined with a general increase in market interest rates. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and six months ended June 30, 2005 totaled $2.2 million and $4.5 million compared to $2.0 million and $2.5 million for the same periods in 2004. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three months ended June 30, 2005 increased $745 thousand, or 1.9% compared to the same period in 2004. The increase was primarily due to increases in other non-interest income partly offset by a decrease in service charges on deposit accounts. Non-interest income for the six months ended June 30, 2005 did not significantly change compared to the same period in 2004. Non-interest income for the six months ended June 30, 2004 included a $1.7 million net loss on securities transactions. Excluding the net loss, non-interest income would have decreased $1.8 million. This effective decrease was primarily due to decreases in service charges on deposit accounts and insurance commissions and fees partly offset by an increase in other non-interest income. See the analysis of service charges on deposit accounts, insurance commissions and fees and other non-interest income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and six months ended June 30, 2005 increased $2.8 million, or 4.0%, and $5.1 million, or 3.5%, compared to the same periods in 2004. The increases were primarily related to increases in salaries and wages, employee benefits expense and other non-interest expense. Combined, salaries and wages and employee benefits during the three and six months ended June 30, 2005 increased $1.9 million and $3.0 million compared to the same periods in 2004. These increases were primarily the result of normal, annual merit increases, as well as increases in headcount, stock-based compensation expense for non-vested stock awards, overtime, expenses related to the Corporation's employee benefit plans and payroll taxes. The increases in other non-interest expense were primarily the result of increases in donations, advertising/promotional expenses, professional service expenses and depreciation expense related to property leased to customers, among other things. See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking segment, had gross commission revenues of $6.0 million and $14.9 million during the three and six months ended June 30, 2005 compared to $6.2 million and $16.5 million during the same periods in 2004. Insurance commission revenues decreased $223 thousand, or 3.6%, during the three months ended June 30, 2005, and $1.6 million, or 9.8%, during the six months ended June 30, 2005 compared to the same periods in 2004. The decreases were primarily the result of lower commissions in the Austin region due to the loss of certain revenue-producing employees and increased competition. The decrease in commissions in the Austin region was partly offset by additional commission income related to an insurance agency acquired in the Dallas region during the third quarter of 2004. See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three and six months ended June 30, 2005 increased $1.1 million, or 38.2%, and $2.1 million, or 38.8%, compared to the same periods in 2004. The increase during the three months ended June 30, 2005 was primarily due to a $2.0 million increase in net interest income and a $1.0 million increase in non-interest income offset by a $1.3 million increase in non-interest expense and a $596 thousand increase in income taxes. The increase during the six months ended June 30, 2005 was primarily due to a $3.8 million increase in net interest income and a $2.5 million increase in non-interest income offset by a $3.0 million increase in non-interest expense and a $1.1 million increase in income taxes.

   Net interest income for the three and six months ended June 30, 2005 increased $2.0 million, or 183.8%, and $3.8 million, or 182.1%, from the comparable periods in 2004. The increases resulted from a higher average volume of repurchase agreements as well as an increase in average market interest rates, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three and six months ended June 30, 2005 increased $1.0 million, or 6.1%, and $2.5 million, or 7.9%, compared to the same periods in 2004. The increases were primarily due to increases in trust fees (up $882 thousand and $2.1 million during the three and six months ended June 30, 2005, respectively).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 69% of total trust fees for the first six months of 2005. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees during the three and six months ended June 30, 2005 compared to the same periods in 2004 primarily due to higher equity valuations during the first half of 2005 compared to the same period in 2004 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and six months ended June 30, 2005 increased $1.3 million, or 10.2%, and $3.0 million, or 11.6%, compared to the same periods in 2004. The increases were primarily due to increases in other non-interest expense and salaries and wages and employee benefits. The increases in other non-interest expense (up $887 thousand and $1.9 million during the three and six months ended June 30, 2005, respectively) were primarily due to general increases in the various components of other non-interest expense, including cost allocations. The increase in salaries and wages and employee benefits (combined up $407 thousand and $1.1 million during the three and six months ended June 30, 2005, respectively) were primarily the result of normal, annual merit increases, increases in headcount and increases in expenses related to employee benefit plans and payroll taxes.

Non-Banks

   The $702 thousand and $1.8 million increases in the net loss for the Non-Banks operating segment for the three and six months ended June 30, 2005 compared to the same periods in 2004 were primarily due to a decrease in net interest income resulting from the full six-month interest cost of the junior subordinated deferrable interest debentures issued in February 2004.

Income Taxes

   The Corporation recognized income tax expense of $19.5 million and $37.4 million, for an effective tax rate of 32.4% for both the three and six months ended June 30, 2005 compared to $16.3 million and $32.0 million, for an effective tax rate of 32.3% for both the three and six months ended June 30, 2004. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $9.8 billion for the six months ended June 30, 2005 representing an increase of $339.7 million, or 3.6%, compared to average assets for the same period in 2004. The increase was reflected in earning assets, which increased $563.5 million, or 6.9%, during the first half of 2005 compared to the first half of 2004. The increase was primarily due to a $673.8 million, or 14.3%, increase in average loans partly offset by a $98.1 million, or 3.3%, decrease in average securities. Offsetting the increase in earning assets was a $249.6 million, or 29.9%, decrease in average cash and due from banks. Total deposits averaged $7.9 billion for the six months ended June 30, 2005, increasing $257.5 million, or 3.4%, compared to the same period in 2004. The growth in average deposits was primarily in interest-bearing accounts, which increased from 62.0% of average total deposits in 2004 to 63.6% of average total deposits in 2005.

Loans

Loans were as follows as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2005	2005	2004	2004

Commercial and industrial
Commercial	$2,582,550	$2,449,192	$2,361,052	$2,228,058
Leases	119,555	120,049	114,016	82,165
Asset-based	56,166	53,965	34,687	42,222

Total commercial and industrial	2,758,271	2,623,206	2,509,755	2,352,445

Real estate:
Construction:
Commercial	469,429	459,494	419,141	350,594
Consumer	48,462	42,108	37,234	26,728
Land:
Commercial	223,215	238,436	215,148	196,788
Consumer	3,859	3,476	3,675	4,724
Commercial real estate mortgages	1,273,128	1,228,150	1,185,431	1,153,801
1-4 family residential mortgages	77,328	82,468	86,098	96,058
Other consumer real estate	421,251	402,463	387,864	335,400

Total real estate	2,516,672	2,456,595	2,334,591	2,164,093

Consumer:
Indirect	2,962	3,290	3,648	5,217
Student loans held for sale	54,769	70,719	63,568	54,549
Other	250,552	244,855	247,025	240,169
Other	20,247	19,975	21,819	7,386
Unearned discount	(14,811)	(15,660)	(15,415)	(10,801)

Total	$5,588,662	$5,402,980	$5,164,991	$4,813,058

   Loans totaled $5.6 billion at June 30, 2005, an increase of $423.7 million, or 8.2%, compared to December 31, 2004. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $441.9 million, or 8.8%, from December 31, 2004. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and, as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale.

   Commercial and industrial loans increased $248.5 million, or 9.9%, from $2.5 billion at December 31, 2004 to $2.8 billion at June 30, 2005. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $251.3 million at June 30, 2005, increasing $36.4 million, or 16.9%, from $214.9 million at December 31, 2004. At June 30, 2005, 51.8% of outstanding purchased SNCs was related to the energy industry, 18.7% of outstanding purchased SNCs was related to the beer and liquor distribution industry and 13.8% of outstanding purchased SNCs was related to the restaurant industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $2.5 billion at June 30, 2005 increasing $182.1 million, or 7.8%, from $2.3 billion at December 31, 2004. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $190.9 million, or 8.5%, from December 31, 2004. Commercial real estate loans totaled $2.0 billion at June 30, 2005 and represented 78.1% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2005, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, increased $30.1 million, or 3.6%, from December 31, 2004. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $48.3 million, or 7.2%, from December 31, 2004.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct product groups, including consumer real estate, consumer non-real estate, student loans, indirect consumer loans and 1-4 family residential mortgages.

	June 30,	March 31,	December 31,	June 30,
	2005	2005	2004	2004

Consumer real estate:
Construction	$48,462	$42,108	$37,234	$26,728
Land	3,859	3,476	3,675	4,724
Home equity loans	234,425	232,273	228,143	220,968
Home equity lines of credit	73,228	69,067	64,863	38,736
Other consumer real estate	113,598	101,123	94,858	75,696

Total real estate	473,572	448,047	428,773	366,852

Consumer non-real estate	250,552	244,855	247,025	240,169
Student loans held for sale	54,769	70,719	63,568	54,549
Indirect	2,962	3,290	3,648	5,217
1-4 family residential mortgages	77,328	82,468	86,098	96,058

Total	$859,183	$849,379	$829,112	$762,845

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. Consumer non-real estate loans did not significantly change from December 31, 2004.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2000. At June 30, 2005, the majority of the portfolio was comprised of purchased home improvement and home equity loans as well as new and used automobile loans. The portfolio is not expected to completely pay off before December 31, 2005 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time. The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	June 30,	March 31,	December 31,	June 30,
	2005	2005	2004	2004

Non-accrual loans:
Commercial and industrial	$28,258	$29,511	$27,089	$29,854
Real estate	3,808	2,336	2,471	10,467
Consumer and other	2,139	1,037	883	725

Total non-accrual loans	34,205	32,884	30,443	41,046

Foreclosed assets:
Real estate	5,722	6,847	7,369	5,138
Other	1,408	1,342	1,304	14

Total foreclosed assets	7,130	8,189	8,673	5,152

Total non-performing assets	$41,335	$41,073	$39,116	$46,198

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.74%	0.76%	0.76%	0.96%
Total assets	0.42	0.42	0.39	0.48

Accruing past due loans:
30 to 89 days past due	$33,862	$24,975	$20,895	$26,773
90 or more days past due	5,553	6,245	5,231	4,513

Total accruing loans past due	$39,415	$31,220	$26,126	$31,286

Accruing past due loans as a percentage of total loans:
30 to 89 days past due	0.61%	0.46%	0.41%	0.56%
90 or more days past due	0.10	0.12	0.10	0.09

	0.71%	0.58%	0.51%	0.65%

   Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at June 30, 2005 increased 5.7% from December 31, 2004 due to an increase in non-accrual loans. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2005 and December 31, 2004, the Corporation had $21.1 million and $1.3 million in loans of this type that were not included in either of the non-accrual or past due loan categories. At June 30, 2005, potential problem loans consisted of three credit relationships. Of the total outstanding balance at June 30, 2005, approximately 46.9% related to a customer that manufactures engineered products for customers operating in the energy industry, approximately 43.0% related to a customer in the insurance industry and approximately 10.1% related to a customer in the software industry. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $459 thousand and $857 thousand for the three and six months ended June 30, 2005, compared to $373 thousand and $791 thousand for the same periods in 2004.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

Balance at beginning of period	$76,538	$75,810	$82,587	$75,810	$83,501

Provision for possible loan losses	2,175	2,400	2,000	4,575	2,500

Charge-offs:
Commercial and industrial	(1,526)	(1,573)	(2,555)	(3,099)	(6,304)
Real estate	(15)	(230)	(1,537)	(245)	(1,705)
Consumer and other	(1,404)	(1,507)	(1,205)	(2,911)	(2,212)

Total charge-offs	(2,945)	(3,310)	(5,297)	(6,255)	(10,221)

Recoveries:
Commercial and industrial	473	854	583	1,327	3,435
Real estate	135	18	21	153	92
Consumer and other	727	766	591	1,493	1,178

Total recoveries	1,335	1,638	1,195	2,973	4,705

Net charge-offs	(1,610)	(1,672)	(4,102)	(3,282)	(5,516)

Balance at end of period	$77,103	$76,538	$80,485	$77,103	$80,485

Ratio of allowance for possible loan losses to:
Total loans	1.38%	1.42%	1.67%	1.38%	1.67%
Non-accrual loans	225.4	232.8	196.08	225.4	196.08
Ratio of annualized net charge-offs to average total loans	0.12	0.13	0.34	0.12	0.23

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

   The provision for possible loan losses totaled $2.2 million and $4.6 million during the three and six months ended June 30, 2005, compared to $2.0 million and $2.5 million during the three and six months ended June 30, 2004. The lower provision levels in 2004 reflect the fact that the Corporation was experiencing positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. The Corporation did not record a provision for possible loan losses in the third or fourth quarters of 2004 primarily due to a reduction in the overall level of criticized loans. The provision for possible loan losses increased in 2005 in part due to an increase in the level of criticized loans combined with an increase in the historical loss ratios applied to these pools of criticized loans. The increase in the provision was also partly due to the overall growth in the loan portfolio. The ratio of the allowance for possible loan losses to total loans at June 30, 2005 decreased 4 basis points and 9 basis points from March 31, 2005 and December 31, 2004, respectively, primarily due to the overall growth in the loan portfolio. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At June 30, 2005, shareholders' equity totaled $879.2 million compared to $822.4 million at December 31, 2004 and $742.3 million at June 30, 2004. In addition to net income of $78.1 million, other significant changes in shareholders' equity during the first six months of 2005 included $29.4 million of dividends paid, $14.6 million in treasury stock purchases and $16.7 million in proceeds from stock option exercises and the related tax benefits of $5.2 million. The accumulated other comprehensive loss component of shareholders' equity totaled $10.8 million at both June 30, 2005 and December 31, 2004. At June 30, 2005, the accumulated other comprehensive loss component of shareholders' equity included accumulated other comprehensive losses, net of tax, of $22.7 million related to the Corporation's minimum pension liability and accumulated other comprehensive income, net of tax, of $11.9 million related to unrealized gains on securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.265 and $0.30 per common share during the first and second quarters of 2005 and quarterly dividends of $0.24 and $0.265 per common share during the first and second quarters of 2004. This equates to dividend payout ratios of 36.7% and 38.5% for the first and second quarters of 2005 and 38.0% and 40.0% for the first and second quarters of 2004.

   During the reported periods, the Corporation maintained two stock repurchase plans authorized by the Corporation's board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation's board of directors approved the first of the two stock repurchase plans on October 23, 2003. This plan, which was completed in the fourth quarter of 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 in the open market or through private transactions. Under the plan, during the six months ended June 30, 2004, the Corporation repurchased 851.8 thousand shares at a cost of $35.9 million. The Corporation's board of directors approved the second stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. Under the plan, during the six months ended June 30, 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. From the inception of the Plan through June 30, 2005, the Corporation has repurchased a total of 833.2 thousand shares under this plan at a cost of $39.9 million. Additional details related to these repurchases are presented in Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by Frost Bank. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent Frost Bank from paying normal dividends to Cullen/Frost. At June 30, 2005, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $185.8 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at June 30, 2005.

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

Recently Issued Accounting Pronouncements

See Note 15 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation's financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	June 30, 2005			June 30, 2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,735	$51	1.80%	$6,499	$27	0.82%
Federal funds sold and resell agreements	378,420	5,149	2.72	389,891	2,085	1.06
Securities:
Taxable	2,658,871	61,828	4.65	2,802,369	63,790	4.58
Tax-exempt	253,459	8,013	6.50	208,017	6,855	6.86

Total securities	2,912,330	69,841	4.81	3,010,386	70,645	4.75
Loans, net of unearned discounts	5,385,067	161,633	6.05	4,711,253	116,029	4.95

Total Earning Assets and Average Rate Earned	8,681,552	236,674	5.49	8,118,029	188,786	4.69
Cash and due from banks	584,657			834,242
Allowance for possible loan losses	(76,521)			(83,897)
Premises and equipment, net	172,859			168,726
Accrued interest and other assets	447,503			433,263

Total Assets	$9,810,050			$9,470,363

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,537,816			$2,278,301
Correspondent banks	302,065			578,927
Public funds	42,597			52,576

Total non-interest-bearing demand deposits	2,882,478			2,909,804
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,198,643	1,062	0.18	1,153,908	402	0.07
Money market deposit accounts	2,588,491	19,917	1.55	2,350,142	10,001	0.86
Time accounts	861,049	8,100	1.90	881,048	4,648	1.06
Public funds	383,440	3,078	1.62	361,719	1,417	0.79

Total interest-bearing deposits	5,031,623	32,157	1.29	4,746,817	16,468	0.70

Total deposits	7,914,101			7,656,621
Federal funds purchased and repurchase agreements	552,693	6,268	2.27	552,132	2,106	0.75
Junior subordinated deferrable interest debentures	226,805	7,142	6.30	197,577	5,685	5.76
Subordinated notes payable and other notes	150,000	3,415	4.55	150,000	2,225	2.98
Federal Home Loan Bank advances	813	20	4.92	1,278	35	5.46

Total Interest-Bearing Funds and Average
Rate Paid	5,961,934	49,002	1.65	5,647,804	26,519	0.94

Accrued interest and other liabilities	129,906			142,014

Total Liabilities	8,974,318			8,699,622
Shareholders' Equity	835,732			770,741

Total Liabilities and Shareholders' Equity	$9,810,050			$9,470,363

Net interest income		$187,672			$162,267

Net interest spread			3.84%			3.75%

Net interest income to total average earning assets			4.35%			4.03%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2005			March 31, 2005

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,401	$30	2.22%	$6,073	$21	1.40%
Federal funds sold and resell agreements	306,038	2,330	3.01	451,606	2,819	2.50
Securities:
Taxable	2,644,863	30,944	4.67	2,673,035	30,884	4.64
Tax-exempt	257,594	4,093	6.50	249,279	3,919	6.49

Total securities	2,902,457	35,037	4.83	2,922,314	34,803	4.79
Loans, net of unearned discounts	5,482,980	84,711	6.20	5,286,066	76,966	5.90

Total Earning Assets and Average Rate Earned	8,696,876		5.63	8,666,059	114,609	5.35
Cash and due from banks	543,556			626,216
Allowance for possible loan losses	(76,796)			(76,244)
Premises and equipment, net	173,939			171,768
Accrued interest and other assets	448,514			452,063

Total Assets	$9,786,089			$9,839,862

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,563,277			$2,512,072
Correspondent banks	264,677			339,869
Public funds	40,616			44,600

Total non-interest-bearing demand deposits	2,868,570			2,896,541
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,199,938	677	0.23	1,197,334	385	0.13
Money market deposit accounts	2,566,923	10,468	1.64	2,610,299	9,449	1.47
Time accounts	867,689	4,469	2.07	854,335	3,631	1.72
Public funds	370,696	1,655	1.79	396,326	1,423	1.46

Total interest-bearing deposits	5,005,246	17,269	1.38	5,058,294	14,888	1.19

Total deposits	7,873,816			7,954,835
Federal funds purchased and repurchase agreements	564,186	3,488	2.45	541,072	2,780	2.06
Junior subordinated deferrable interest debentures	226,805	3,637	6.41	226,805	3,505	6.18
Subordinated notes payable and other notes	150,000	1,780	4.75	150,000	1,635	4.36
Federal Home Loan Bank advances	778	8	4.11	849	12	5.77

Total Interest-Bearing Funds and Average
Rate Paid	5,947,015	26,182	1.76	5,977,020	22,820	1.54

Accrued interest and other liabilities	126,987			138,434

Total Liabilities	8,942,572			9,011,995
Shareholders' Equity	843,517			827,867

Total Liabilities and Shareholders' Equity	$9,786,089			$9,839,862

Net interest income		$95,926			$91,789

Net interest spread			3.87%			3.81%

Net interest income to total average earning assets			4.42%			4.29%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	December 31, 2004			September 30, 2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,047	$22	1.46%	$5,662	$15	1.02%
Federal funds sold and resell agreements	907,677	4,589	1.98	565,894	2,159	1.49
Securities:
Taxable	2,673,565	30,846	4.66	2,679,076	31,370	4.66
Tax-exempt	240,368	3,779	6.54	222,041	3,498	6.48

Total securities	2,913,933	34,625	4.81	2,901,117	34,868	4.80
Loans, net of unearned discounts	5,023,379	69,750	5.52	4,844,474	64,394	5.29

Total Earning Assets and Average Rate Earned	8,851,036	108,986	4.92	8,317,147	101,436	4.85
Cash and due from banks	640,035			678,423
Allowance for possible loan losses	(77,106)			(80,080)
Premises and equipment, net	169,378			168,024
Accrued interest and other assets	444,752			431,391

Total Assets	$10,028,095			$9,514,905

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,570,589			$2,452,910
Correspondent banks	329,008			394,055
Public funds	47,825			43,984

Total non-interest-bearing demand deposits	2,947,422			2,890,949
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,206,769	369	0.12	1,172,554	318	0.11
Money market deposit accounts	2,571,399	7,946	1.23	2,505,197	6,561	1.04
Time accounts	850,119	3,022	1.41	848,834	2,504	1.17
Public funds	406,659	1,092	1.07	351,207	870	0.99

Total interest-bearing deposits	5,034,946	12,429	0.98	4,877,792	10,253	0.84

Total deposits	7,982,368			7,768,741
Federal funds purchased and repurchase agreements	687,691	2,398	1.36	465,732	1,271	1.07
Junior subordinated deferrable interest debentures	226,805	3,305	5.83	226,805	3,154	5.56
Subordinated notes payable and other notes	150,000	1,424	3.80	150,000	1,325	3.53
Federal Home Loan Bank advances	918	14	6.10	990	14	5.90

Total Interest-Bearing Funds and Average
Rate Paid	6,100,360	19,570	1.28	5,721,319	16,017	1.11

Accrued interest and other liabilities	141,719			126,817

Total Liabilities	9,189,501			8,739,085
Shareholders' Equity	838,594			775,820

Total Liabilities and Shareholders' Equity	$10,028,095			$9,514,905

Net interest income		$89,416			$85,419

Net interest spread			3.65%			3.74%

Net interest income to total average earning assets			4.04%			4.09%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2004

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$7,599	$17	0.88%
Federal funds sold and resell agreements	401,198	1,087	1.07
Securities:
Taxable	2,843,949	32,334	4.57
Tax-exempt	208,880	3,372	6.64

Total securities	3,052,829	35,706	4.70
Loans, net of unearned discounts	4,792,287	59,286	4.98

Total Earning Assets and Average Rate Earned	8,253,913	96,096	4.68
Cash and due from banks	836,718
Allowance for possible loan losses	(82,990)
Premises and equipment, net	168,853
Accrued interest and other assets	440,468

Total Assets	$9,616,962

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,330,855
Correspondent banks	577,490
Public funds	50,893

Total non-interest-bearing demand deposits	2,959,238
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,166,483	203	0.07
Money market deposit accounts	2,385,241	5,107	0.86
Time accounts	862,685	2,280	1.06
Public funds	328,647	656	0.80

Total interest-bearing deposits	4,743,056	8,246	0.70

Total deposits	7,702,294
Federal funds purchased and repurchase agreements	644,245	1,083	0.66
Junior subordinated deferrable interest debentures	226,805	3,059	5.40
Subordinated notes payable and other notes	150,000	1,116	2.98
Federal Home Loan Bank advances	1,059	16	5.96

Total Interest-Bearing Funds and Average
Rate Paid	5,765,165	13,520	0.94

Accrued interest and other liabilities	134,663

Total Liabilities	8,859,066
Shareholders' Equity	757,896

Total Liabilities and Shareholders' Equity	$9,616,962

Net interest income		$82,576

Net interest spread			3.74%

Net interest income to total average earning assets			4.02%

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

   As of June 30, 2005, the model simulations project that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.5% and 4.4%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 5.2%, respectively, relative to the base case over the next 12 months. The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances. The effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a $673 thousand, or 0.16%, positive variance in net interest income while the effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a $671 thousand, or 0.16%, negative variance in net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended June 30, 2005.

Maximum
Number of Shares
Total Number of	That May Yet Be
Shares Purchased	Purchased Under
Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	End of the Period

April 1, 2005 to April 30, 2005	-	$-	-	1,266,800
May 1, 2005 to May 31, 2005	-	-	-	1,266,800
June 1, 2005 to June 30, 2005	4,317	(2)	47.25	-	1,266,800

Total	4,317	$47.25

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual Meeting of Shareholders held on May 18, 2005, shareholders voted on the following matters:

(1)	To elect five Class III director nominees to serve until the 2008 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld

R. Denny Alexander	43,569,629	1,394,857
Carlos Alvarez	44,846,386	118,100
Royce S. Caldwell	44,661,903	302,583
Ruben M. Escobedo	43,294,438	1,670,048
Ida Clement Steen	44,846,671	117,815

Other directors whose term of office as a director continued after the meeting were as follows:

Class I (Terms Expiring in 2006)	Class II (Terms Expiring in 2007)

Isaac Arnold, Jr.	Richard W. Evans, Jr.
Harry H. Cullen	T.C. Frost
Patrick B. Frost	Preston M. Geren III
James L. Hayne	Karen E. Jennings
Robert S. McClane	Richard M. Kleberg III
Mary Beth Willamson	Horace Wilkins, Jr.

Item 4. Submission of Matters to a Vote of Security Holders (Continued)

(2)	To approve the Cullen/Frost Bankers, Inc. 2005 Omnibus Incentive Plan.

	Total Votes For	32,084,085
	Total Votes Against	7,288,130
	Total Abstentions	531,670

(3)	To ratify the selection of Ernst & Young LLP to act as independent auditors of the Corporation for the fiscal year that began January 1, 2005.

	Total Votes For	43,879,959
	Total Votes Against	687,107
	Total Abstentions	397,420

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: July 27, 2005	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)