Form 10-Q
period 2005-09-30
CULLEN FROST BANKERS INC
filed 2005-10-26
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2005

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of October 20, 2005, there were 54,238,819 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Interest income:
Loans, including fees	$93,071	$64,216	$254,103	$180,027
Securities:
Taxable	30,137	31,370	91,965	95,153
Tax-exempt	2,710	2,233	7,833	6,620
Interest-bearing deposits	49	14	100	41
Federal funds sold and resell agreements	4,231	2,160	9,380	4,245

Total interest income	130,198	99,993	363,381	286,086

Interest expense:
Deposits	20,502	10,253	52,659	26,721
Federal funds purchased and repurchase agreements	4,557	1,271	10,825	3,377
Junior subordinated deferrable interest debentures	3,796	3,154	10,938	8,839
Subordinated notes payable and other borrowings	2,058	1,339	5,493	3,599

Total interest expense	30,913	16,017	79,915	42,536

Net interest income	99,285	83,976	283,466	243,550
Provision for possible loan losses	2,725	-	7,300	2,500

Net interest income after provision for possible loan losses	96,560	83,976	276,166	241,050

Non-interest income:
Trust fees	14,463	13,213	43,294	40,024
Service charges on deposit accounts	20,173	22,409	59,002	66,560
Insurance commissions and fees	7,389	8,048	22,192	24,445
Other charges, commissions and fees	4,886	4,383	13,995	13,644
Net gain (loss) on securities transactions	-	(1,638)	-	(3,377)
Other	11,143	9,219	35,343	28,063

Total non-interest income	58,054	55,634	173,826	169,359

Non-interest expense:
Salaries and wages	41,818	39,836	122,272	117,451
Employee benefits	9,973	9,532	32,325	30,608
Net occupancy	8,111	7,524	22,863	22,218
Furniture and equipment	6,202	5,662	17,929	16,772
Intangible amortization	1,050	1,285	3,699	3,976
Other	24,838	22,660	72,841	67,270

Total non-interest expense	91,992	86,499	271,929	258,295

Income before income taxes	62,622	53,111	178,063	152,114
Income taxes	20,167	17,140	57,557	49,120

Net income	$42,455	$35,971	$120,506	$102,994

Earnings per common share:
Basic	$0.81	$0.70	$2.32	$2.00
Diluted	0.79	0.68	2.26	1.94

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	September 30,	December 31,	September 30,
	2005	2004	2004

Assets:
Cash and due from banks	$562,107	$545,602	$557,964
Interest-bearing deposits	2,773	3,512	3,716
Federal funds sold and resell agreements	785,625	744,675	675,750

Total cash and cash equivalents	1,350,505	1,293,789	1,237,430

Securities held to maturity, at amortized cost	13,685	16,714	17,923
Securities available for sale, at estimated fair value	2,667,684	2,957,296	2,894,089
Trading account securities	5,937	4,671	4,317
Loans, net of unearned discounts	5,709,519	5,164,991	4,948,005
Less: Allowance for possible loan losses	(77,117)	(75,810)	(77,114)

Net loans	5,632,402	5,089,181	4,870,891
Premises and equipment, net	175,012	170,026	167,001
Goodwill	100,404	102,367	102,367
Other intangible assets, net	10,302	14,149	15,519
Cash surrender value of life insurance policies	101,655	105,223	104,229
Accrued interest receivable and other assets	222,643	199,371	411,442

Total assets	$10,280,229	$9,952,787	$9,825,208

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,201,929	$2,969,387	$2,898,535
Interest-bearing deposits	5,080,871	5,136,291	4,923,946

Total deposits	8,282,800	8,105,678	7,822,481

Federal funds purchased and repurchase agreements	608,174	506,342	492,945
Subordinated notes payable and other borrowings	150,678	150,872	150,944
Junior subordinated deferrable interest debentures	226,805	226,805	226,805
Accrued interest payable and other liabilities	115,019	140,695	305,825

Total liabilities	9,383,476	9,130,392	8,999,000

Shareholders' Equity:
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 90,000,000 shares authorized; 53,561,616 shares issued	536	536	536
Additional paid-in capital	221,189	212,910	208,620
Retained earnings	754,798	697,872	679,765
Deferred compensation	(4,223)	(5,567)	(2,949)
Accumulated other comprehensive income (loss), net of tax	(31,715)	(10,784)	4,692
Treasury stock, 905,097, 1,637,764 and 1,573,729 shares, at cost	(43,832)	(72,572)	(64,456)

Total shareholders' equity	896,753	822,395	826,208

Total liabilities and shareholders' equity	$10,280,229	$9,952,787	$9,825,208

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30,

	2005	2004

Total shareholders' equity at beginning of period	$822,395	$770,004

Comprehensive income:
Net income	120,506	102,994
Other comprehensive income:
Change in fair value of securities available for sale of $(32,202) in 2005 and $(8,563) in 2004, net of reclassification adjustment of $3,377 in 2004 and tax effect of $(11,271) in 2005 and $(1,815) in 2004	(20,931)	(3,371)

Total comprehensive income	99,575	99,623

Stock option exercises and non-vested stock awards (1,044,595 shares in 2005 and 1,064,800 shares in 2004)	25,286	23,775
Tax benefit from stock compensation inclued in additional paid-in capital	8,279	7,749
Purchase of treasury stock (311,928 shares in 2005 and 853,006 shares in 2004)	(14,946)	(35,961)
Amortization of deferred compensation	1,333	886
Cash dividends ($0.865 per share in 2005 and $0.77 per share in 2004)	(45,169)	(39,868)

Total shareholders' equity at end of period	$896,753	$826,208

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2005	2004

Operating Activities:
Net income	$120,506	$102,994
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	7,300	2,500
Deferred tax expense (benefit)	1,227	724
Accretion of loan discounts	(4,827)	(4,962)
Securities premium amortization (discount accretion), net	(92)	1,497
Net (gain) loss on securities transactions	-	3,377
Depreciation and amortization	18,461	18,223
Origination of loans held for sale	(55,173)	(49,993)
Proceeds from sales of loans held for sale	57,183	42,479
Net gain on sale of loans held for sale and other assets	(2,375)	(1,644)
Tax benefit from stock option exercises	8,279	7,749
Net proceeds from settlement of legal claims	(2,389)	-
Amortization of deferred compensation	1,333	886
Earnings on life insurance policies	(2,985)	(3,134)
Net change in:
Trading account securities	(1,266)	1,272
Accrued interest receivable and other assets	(15,187)	(245,867)
Accrued interest payable and other liabilities	(25,676)	150,218

Net cash from operating activities	104,319	26,319

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	3,020	7,260
Securities available for sale:
Purchases	(10,548,635)	(8,214,746)
Sales	2,289	597,369
Maturities, calls and principal repayments	10,803,857	7,653,871
Net change in loans	(545,756)	(358,106)
Net cash paid in acquisitions	-	(7,063)
Proceeds from sales of premises and equipment	36	262
Purchases of premises and equipment	(15,711)	(8,838)
Benefits received on life insurance policies	6,553	4,883
Proceeds from sales of repossessed properties	2,813	3,395

Net cash from investing activities	(291,534)	(321,713)

Financing Activities:
Net change in deposits	177,122	(246,376)
Net change in short-term borrowings	101,832	71,144
Principal payments on notes payable and other borrowings	(194)	(1,808)
Proceeds from junior subordinated deferrable interest debentures	-	123,712
Proceeds from stock option exercises	25,286	23,775
Purchase of treasury stock	(14,946)	(35,961)
Cash dividends paid	(45,169)	(39,868)

Net cash from financing activities	243,931	(105,382)

Net change in cash and cash equivalents	56,716	(400,776)
Cash and equivalents at beginning of period	1,293,789	1,638,206

Cash and equivalents at end of period	$1,350,505	$1,237,430

Supplemental disclosures:
Cash paid for interest	$81,529	$47,650
Cash paid for income taxes	41,945	38,883

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

   Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of Cullen/Frost and all other entities in which Cullen/Frost has a controlling financial interest (collectively referred to as the "Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Corporation follows conform, in all material respects, to accounting principles generally accepted in the United States.

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

   The Corporation expects to adopt the provisions of SFAS No. 123, "Share-Based Payment (Revised 2004)," on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. See Note 10 - Stock-Based Compensation for additional information.

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income for the nine months ended September 30, 2005 and 2004 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had comprehensive income of $21.5 million and $82.9 million for the three months ended September 30, 2005 and 2004. Comprehensive income for the three months ended September 30, 2005 included the effect of a $20.9 million net after-tax decrease in the fair value of securities available for sale, while comprehensive income for the three months ended September 30, 2004 included the effect of a $46.9 million net after-tax increase in the fair value of securities available for sale.

Note 2 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2005				December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$12,685	$211	$6	$12,890	$15,614	$346	$6	$15,954
Other	1,000	-	2	998	1,100	-	4	1,096

Total	$13,685	$211	$8	$13,888	$16,714	$346	$10	$17,050

Securities Available for Sale:
U.S. Treasury	$84,878	$-	$309	$84,569	$-	$-	$-	$-
U.S. government agencies and corporations	2,301,039	10,016	27,481	2,283,574	2,665,654	25,644	14,502	2,676,796
States and political subdivisions	267,905	4,817	887	271,835	244,929	7,688	472	252,145
Other	27,706	-	-	27,706	28,355	-	-	28,355

Total	$2,681,528	$14,833	$28,677	$2,667,684	$2,938,938	$33,332	$14,974	$2,957,296

   Securities with a fair value totaling $1.6 billion at September 30, 2005 and $1.7 billion at December 31, 2004 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

				Three Months Ended September 30,			Nine Months Ended September 30,

				2005		2004	2005	2004

Proceeds from sales					$-	$226,830	$2,289	$597,369
Gross realized gains					-	30	-	513
Gross realized losses					-	1,668	-	3,890

As of September 30, 2005, securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months			12 Months or More		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$319		$2	$302	$4		$621	$6
Other	998		2	-	-		998	2

	$1,317		$4	$302	$4		$1,619	$8

Available for Sale
U.S. Treasury	$84,569		$309	$-	$-		$84,569	$309
U.S. government agencies and corporations	1,047,268		16,832	414,323	10,649		1,461,591	27,481
States and political subdivisions	55,773		508	11,821	379		67,594	887

Total	$1,187,610		$17,649	$426,144	$11,028		$1,613,754	$28,677

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of September 30, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 3 - Loans

Loans were as follows:

	September 30,	Percentage	December 31,	Percentage	September 30,	Percentage
	2005	of Total	2004	of Total	2004	of Total

Commercial and industrial:
Commercial	$2,549,846	44.7%	$2,361,052	45.7%	$2,270,718	45.9%
Leases	134,119	2.3	114,016	2.2	80,722	1.6
Asset-based	45,618	0.8	34,687	0.7	31,465	0.7

Total commercial and industrial	2,729,583	47.8	2,509,755	48.6	2,382,905	48.2

Real estate:
Construction:
Commercial	498,762	8.7	419,141	8.1	380,370	7.7
Consumer	54,595	1.0	37,234	0.7	29,430	0.6
Land:
Commercial	242,490	4.2	215,148	4.2	198,067	4.0
Consumer	5,560	0.1	3,675	0.1	3,550	0.1
Commercial mortgages	1,334,096	23.4	1,185,431	23.0	1,161,500	23.5
1-4 family residential mortgages	72,002	1.3	86,098	1.7	91,077	1.8
Home equity and other consumer	439,367	7.7	387,864	7.4	364,425	7.3

Total real estate	2,646,872	46.4	2,334,591	45.2	2,228,419	45.0

Consumer:
Indirect	2,665	-	3,648	0.1	4,240	0.1
Student loans held for sale	63,966	1.1	63,568	1.2	67,539	1.4
Other	256,358	4.5	247,025	4.8	248,945	5.0
Other	26,344	0.5	21,819	0.4	26,163	0.5
Unearned discounts	(16,269)	(0.3)	(15,415)	(0.3)	(10,206)	(0.2)

Total loans	$5,709,519	100.0%	$5,164,991	100.0%	$4,948,005	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as eight other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2005, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2005 or December 31, 2004.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $34.4 million at September 30, 2005 and $30.4 million at December 31, 2004. Accruing loans past due more than 90 days totaled $8.7 million at September 30, 2005 and $5.2 million at December 31, 2004.

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

Impaired loans were as follows:

September 30,	December 31,	September 30,
2005	2004	2004

Balance of impaired loans with no allocated allowance	$9,058	$6,566	$14,540
Balance of impaired loans with an allocated allowance	19,462	19,840	23,279

Total recorded investment in impaired loans	$28,520	$26,406	$37,819

Amount of the allowance allocated to impaired loans	$9,881	$10,696	$9,997

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $28.8 million and $27.8 million during the three and nine months ended September 30, 2005 and $36.6 million and $38.8 million for the three and nine months ended September 30, 2004. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

Three Months Ended September 30,	Nine Months Ended September 30,

2005	2004	2005	2004

Balance at the beginning of the period	$77,103	$80,485	$75,810	$83,501
Provision for possible loan losses	2,725	-	7,300	2,500
Net charge-offs:
Losses charged to the allowance	(4,106)	(6,327)	(10,361)	(16,548)
Recoveries of loans previously charged off	1,395	2,956	4,368	7,661

Net charge-offs	(2,711)	(3,371)	(5,993)	(8,887)

Balance at the end of the period	$77,117	$77,114	$77,117	$77,114

Note 5 - Deposits

Deposits were as follows:

September 30,		Percentage	December 31,	Percentage	September 30,	Percentage
2005	of Total		2004	of Total	2004	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$2,721,812	32.9%	$2,573,907	31.8%	$2,529,288	32.0%
Correspondent banks	365,853	4.4	336,554	4.1	306,303	3.9
Public funds	114,264	1.4	58,926	0.7	62,944	0.8

Total non-interest-bearing demand deposits	3,201,929	38.7	2,969,387	36.6	2,898,535	36.7

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,190,342	14.4	1,245,767	15.4	1,189,164	15.3
Money market accounts	2,676,641	32.3	2,622,339	32.4	2,509,452	32.2
Time accounts under $100,000	390,625	4.7	381,468	4.7	386,683	5.0
Time accounts of $100,000 or more	504,822	6.1	464,118	5.7	458,472	5.9
Public funds	318,441	3.8	422,599	5.2	380,175	4.9

Total interest-bearing deposits	5,080,871	61.3	5,136,291	63.4	4,923,946	63.3

Total deposits	$8,282,800	100.0%	$8,105,678	100.0%	$7,822,481	100.0%

   At September 30, 2005 and December 31, 2004, interest-bearing public funds deposits included $97.6 million and $177.0 million in savings and interest checking accounts, $95.1 million and $101.8 million in money market accounts, $4.2 million and $4.2 million in time accounts under $100 thousand, and $121.5 million and $139.6 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $651.0 million at September 30, 2005 and $659.7 million at December 31, 2004.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $3.1 billion and $2.8 billion at September 30, 2005 and December 31, 2004.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $241.6 million at September 30, 2005 and $239.8 million at December 31, 2004. The Corporation had an accrued liability, included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets, totaling $1.5 million at both September 30, 2005 and December 31, 2004 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.3 million and $9.7 million for the three and nine months ended September 30, 2005 and $3.2 million and $9.8 million for the three and nine months ended September 30, 2004. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2004. See the 2004 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

September 30, 2005
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,244,265	15.92%	$625,440	8.00%	N/A	N/A
Frost Bank	1,034,776	13.25	624,993	8.00	$781,241	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,017,148	13.01	312,720	4.00	N/A	N/A
Frost Bank	807,659	10.34	312,496	4.00	468,745	6.00
Leverage Ratio
Cullen/Frost	1,017,148	10.16	400,533	4.00	N/A	N/A
Frost Bank	807,659	8.08	400,013	4.00	500,016	5.00

December 31, 2004
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,142,689	15.99%	$571,492	8.00%	N/A	N/A
Frost Bank	962,302	13.48	570,926	8.00	$713,657	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	916,879	12.83	285,746	4.00	N/A	N/A
Frost Bank	736,492	10.32	285,463	4.00	428,194	6.00
Leverage Ratio
Cullen/Frost	916,879	9.18	399,300	4.00	N/A	N/A
Frost Bank	736,492	7.39	398,667	4.00	498,333	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of September 30, 2005, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2005 and December 31, 2004 are presented in the following table. The estimated fair value of the subordinated debt interest rate swap is based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

	September 30, 2005		December 31, 2004

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate swaps/caps designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$123,827	$889	$67,929	$(521)
Commercial loan/lease interest rate caps	4,828	37	4,883	49
Interest rate swaps related to subordinated notes	300,000	1,017	600,000	4,379

Non-hedging interest rate swaps	$227,342	$-	$146,148	$-

The weighted-average receive and pay interest rates for interest rate swap positions outstanding at September 30, 2005 were as follows:

			Weighted-Average

			Interest	Interest
			Rate	Rate
			Paid	Received

Commercial loan/lease interest rate swaps			4.48%	3.80%
Interest rate swaps related to subordinated notes			5.57	6.88
Non-hedging interest rate swaps			5.59	5.59

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $4.2 million at September 30, 2005. This credit exposure includes approximately $3.5 million related to bank customers and $713 thousand related to upstream financial institution counterparties. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

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

   The notional amounts and estimated fair values of commodity derivative positions outstanding at September 30, 2005 and December 31, 2004 are presented in the following table. The estimated fair values are based on quoted market prices.

September 30, 2005	December 31, 2004

Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	28	$4	46	$6
Natural Gas	MMBTUs	940	17	1,160	15

Commodity options:
Oil	Barrels	289	-	219	-
Natural Gas	MMBTUs	2,400	-	2,246	-

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2005 and December 31, 2004.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

Three Months Ended	Nine Months Ended
September 30,	September 30,

2005	2004	2005	2004

Weighted-average shares outstanding for basic earnings per share	52,345	51,568	51,963	51,505
Dilutive effect of stock options and non-vested stock awards	1,285	1,562	1,315	1,454

Weighted-average shares outstanding for diluted earnings per share	53,630	53,130	53,278	52,959

Note 10 - Stock-Based Compensation

   The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income, as reported	$42,455	$35,971	$120,506	$102,994
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	319	193	866	576
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,250)	(1,353)	(3,779)	(4,058)

Pro forma net income	$41,524	$34,811	$117,593	$99,512

Earnings per share:
Basic - as reported	$0.81	$0.70	$2.32	$2.00
Basic - pro forma	0.79	0.68	2.26	1.93

Diluted - as reported	0.79	0.68	2.26	1.94
Diluted - pro forma	0.77	0.66	2.21	1.88

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

   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Corporation on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Corporation will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

   Based on the stock-based compensation awards outstanding as of October 20, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize total pre-tax, quarterly compensation cost of approximately $2.3 million (approximately $1.6 million related to outstanding stock option awards and approximately $652 thousand related to outstanding non-vested stock awards) beginning in the first quarter of 2006, in accordance with the accounting requirements of SFAS 123R. Stock compensation expense is expected to be approximately $653 thousand during the fourth quarter of 2005 (all of which is related to outstanding non-vested stock awards). Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

Note 11 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Expected return on plan assets, net of expenses	$(1,752)	$(1,580)	$(5,256)	$(4,741)
Interest cost on projected benefit obligation	1,692	1,665	5,076	4,994
Net amortization and deferral	536	466	1,608	1,399

Net periodic benefit cost	$476	$551	$1,428	$1,652

   The Corporation's non-qualified defined benefit pension plan, which provides benefits for a limited number of eligible employees, is not funded. Contributions to the qualified defined benefit pension plan totaled $5.0 million for the nine months ended September 30, 2005. The Corporation does not expect to make any additional contributions during the remainder of 2005.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during any of the reported periods.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Current income tax expense	$17,452	$16,024	$56,330	$48,396
Deferred income tax expense (benefit)	2,715	1,116	1,227	724

Income tax expense, as reported	$20,167	$17,140	$57,557	$49,120

Effective tax rate	32.2%	32.3%	32.3%	32.3%

   Net deferred tax assets totaled $48.1 million at September 30, 2005 and $38.1 million at December 31, 2004. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:

Three months ended:
September 30, 2005	$139,224	$21,720	$(3,605)	$157,339
September 30, 2004	125,182	17,211	(2,783)	139,610

Nine months ended:
September 30, 2005	$405,164	$62,291	$(10,163)	$457,292
September 30, 2004	368,858	51,473	(7,422)	412,909

Net income (loss):

Three months ended:
September 30, 2005	$40,836	$4,592	$(2,973)	$42,455
September 30, 2004	35,268	2,741	(2,038)	35,971

Nine months ended:
September 30, 2005	$116,485	$12,079	$(8,058)	$120,506
September 30, 2004	100,149	8,136	(5,291)	102,994

Note 14 - Mergers and Acquisitions

   Horizon Capital Bank. In April 2005, the Corporation and Horizon Capital Bank ("Horizon") entered into a definitive agreement that provided for the ultimate merger of Horizon with and into Frost Bank, a wholly-owned subsidiary of the Corporation. The merger was consummated on October 7, 2005. Consideration for the merger consisted of 1.4 million shares of the Corporation's common stock, par value $.01 per share, and $46.9 million in cash.

   Texas Community Bancshares, Inc. In September 2005, the Corporation entered into a definitive agreement with Texas Community Bancshares, Inc. that provides for the ultimate merger of its subsidiary, Texas Community Bank & Trust, N.A., of Dallas, with and into Frost Bank. Consideration for the merger will consist of $31 million in cash. Consummation of the acquisition is subject to regulatory approval and the approval of the shareholders of Texas Community Bancshares. The Corporation currently expects to consummate the merger in the first quarter of 2006.

Note 15 - New Accounting Standards

   SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2004, included in the 2004 Form 10-K. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future period.

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

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in the level of non-performing assets and charge-offs.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, securities market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
w	Changes in consumer spending, borrowings and savings habits.
w	Changes in the financial performance and/or condition of the Corporation's borrowers.
w	Technological changes.
w	Acquisitions and integration of acquired businesses. See the Corporation's Current Reports on Form 8-K filed with the SEC on April 22, 2005 and September 2, 2005.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial services companies.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
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

Application of Critical Accounting Policies and Accounting Estimates

   The accounting and reporting policies followed by the Corporation conform, in all material respects, to accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Corporation bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

   The Corporation considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Corporation's financial statements. Accounting polices related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Corporation also considers accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which will materially impact the way the Corporation accounts for stock options.

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

Overview

   Net income totaled $42.5 million, or $0.79 diluted per share, and $120.5 million, or $2.26 diluted per share, for the three and nine months ended September 30, 2005 compared to $36.0 million, or $0.68 diluted per share, and $103.0 million, or $1.94 diluted per share, for the three and nine months ended September 30, 2004.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

Taxable-equivalent net interest income	$101,255	$95,926	$85,419	$288,971	$247,686
Taxable-equivalent adjustment	1,970	1,848	1,443	5,505	4,136

Net interest income, as reported	99,285	94,078	83,976	283,466	243,550
Provision for possible loan losses	2,725	2,175	-	7,300	2,500

Net interest income after provision for possible loan losses	96,560	91,903	83,976	276,166	241,050
Non-interest income	58,054	57,733	55,634	173,826	169,359
Non-interest expense	91,992	89,450	86,499	271,929	258,295

Income before income taxes	62,622	60,186	53,111	178,063	152,114
Income taxes	20,167	19,502	17,140	57,557	49,120

Net income	$42,455	$40,684	$35,971	$120,506	$102,994

Net income per share - basic	$0.81	$0.78	$0.70	$2.32	$2.00
Net income per share - diluted	0.79	0.77	0.68	2.26	1.94
Dividends per share	0.30	0.30	0.265	0.865	0.77

Return on average assets	1.68%	1.67%	1.50%	1.63%	1.45%
Return on average equity	18.98	19.35	18.45	18.88	17.81

   Net income for the three months ended September 30, 2005 increased $6.5 million, or 18.0%, compared to the same period in 2004. The increase was primarily the result of a $15.3 million increase in net interest income and a $2.4 million increase in non-interest income partly offset by a $5.5 million increase in non-interest expense, a $3.0 million increase in income tax expense and a $2.7 million increase in the provision for possible loan losses. Net income for the nine months ended September 30, 2005 increased $17.5 million, or 17.0%, compared to the same period in 2004. The increase was primarily the result of a $39.9 million increase in net interest income and a $4.4 million increase in non-interest income partly offset by a $13.6 million increase in non-interest expense, an $8.4 million increase in income tax expense and a $4.8 million increase in the provision for possible loan losses.

   Net income for the third quarter of 2005 increased $1.8 million, or 4.4%, from the second quarter of 2005. The increase was primarily the result of a $5.2 million increase in net interest income and a $321 thousand increase in non-interest income partly offset by a $2.5 million increase in non-interest expense, an $665 thousand increase in income tax expense and a $550 thousand increase in the provision for possible loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 62.0% of total revenue during the first nine months of 2005. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2004 at 4.00% and increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end 2004 at 5.25%. During the nine months ended September 30, 2005, the prime interest rate increased 50 basis points in the first quarter, 50 basis points in the second quarter and 50 basis points in the third quarter to end the period at 6.75%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2004 at 1.00% and increasing 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end 2004 at 2.25%. During the nine months ended September 30, 2005, the federal funds rate increased 50 basis points in the first quarter, 50 basis points in the second quarter and 50 basis points in the third quarter to end the period at 3.75%.

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

	Third Quarter	Third Quarter	First Nine
	2005 vs.	2005 vs.	Months 2005 vs.
	Third Quarter	Second Quarter	First Nine
	2004	2005	Months 2004

Due to changes in average volumes	$6,397	$2,220	$18,103
Due to changes in average interest rates	9,439	2,008	24,086
Due to difference in the number days in each of the comparable periods	-	1,101	(904)

Total change	$15,836	$5,329	$41,285

   Taxable-equivalent net interest income for the three and nine months ended September 30, 2005 increased $15.8 million, or 18.5%, and $41.3 million, or 16.7%, compared to the same periods in 2004. The increases primarily resulted from increases in the net interest margin combined with increases in the average volume of earning assets. The average volume of earning assets for the third quarter of 2005 increased $598.9 million compared to the same period in 2004. Over the same time frame, the net interest margin increased 43 basis points from 4.09% in 2004 to 4.52% in 2005. The average volume of earning assets for the first nine months of 2005 increased $575.7 million compared to the same period in 2004. Over the same time frame, the net interest margin increased 37 basis points from 4.04% in 2004 to 4.41% in 2005. The first nine months of 2004 included an extra day's net interest income of approximately $904 thousand related to 2004 being a leap year. Excluding the impact of this extra day, net interest income would have increased $42.2 million during the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to the aforementioned increases in the net interest margin and the average volume of earning assets.

   Taxable-equivalent net interest income for the third quarter of 2005 increased $5.3 million, or 5.6%, from the second quarter of 2005. The increase resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin. The increase was also partly due to an increase in the number of days in the third quarter compared to the second quarter. The net interest margin increased 10 basis points from 4.42% in the second quarter of 2005 to 4.52% in the third quarter of 2005. Over the same time frame, the average volume of earning assets increased $219.2 million. Taxable-equivalent net interest income for the third quarter of 2005 included 92 days compared to 91 days for the second quarter of 2005. The additional day added approximately $1.1 million to taxable-equivalent net interest income during the third quarter of 2005. Excluding the impact of the additional day during the third quarter of 2005, taxable-equivalent net interest income effectively increased $4.2 million during the third quarter of 2005. This effective increase was primarily the result of the aforementioned increases in the average volume of earning assets and the net interest margin. The 10 basis point increase in the net interest margin during the third quarter of 2005 compared to the second quarter was partly due to the increases in market interest rates discussed above.

   The average yield on earning assets increased from 4.73% during the first nine months of 2004 to 5.63% during the first nine months of 2005. The increase in the average yield on earning assets was partly the result of the Corporation having a larger proportion of average earning assets invested in higher-yielding loans during the first nine months of 2005 compared to the same period in 2004. The increase was also partly due to the aforementioned increases in market interest rates. The average volume of loans, the Corporation's primary category of earning assets, increased $699.1 million, or 14.7%, during the first nine months of 2005 compared to the same period in 2004. The average yield on loans was 6.25% during the first nine months of 2005 compared to 5.07% during the first nine months of 2004. The average volume of securities decreased $83.3 million, or 2.8%, during the first nine months of 2005 compared to the same period in 2004. The average yield on securities was 4.82% during the first nine months of 2005 compared to 4.72% during the same period in 2004.

   From time to time, the Corporation utilizes dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a "similar" security rather than the identical security initially sold. The Corporation funds investments in federal funds sold and resell agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation is able to capitalize on the spread between the yield earned on federal funds sold and securities purchased under resell agreements and the cost of the dollar-roll repurchase agreements. The spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and resell agreements, the Corporation's net interest margin will be negatively impacted. The Corporation was not a party to any dollar-roll repurchase agreement transactions during the first nine months of 2005. During the first nine months of 2004, the use of dollar rolls increased net interest income by approximately $357 thousand. The average volume of federal funds sold and resell agreements decreased $39.6 million, or 8.8%, during the nine months ended September 30, 2005 compared to the same period in 2004.

   Average deposits increased $254.0 million during the first nine months of 2005 compared to the same period in 2004. This increase from 2004 was primarily related to growth in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits increased to 63.4% for the first nine months of 2005 from 62.3% during the same period in 2004. The average cost of interest-bearing deposits and total deposits was 1.40% and 0.89% during the first nine months of 2005 compared to 0.75% and 0.46% during the same period in 2004. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.85% during the first nine months of 2005 compared to 3.73% for the same period in 2004. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact of the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk, which is included elsewhere in this report.

   The Corporation's hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. The Corporation primarily uses these derivatives to effectively convert fixed-rate loans and debt obligations to variable-rate. Details of the Corporation's derivative holdings as of September 30, 2005 are set forth in Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. A discussion of the effects of changing interest rates on the Corporation's derivative holdings and the related impact on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk, which is included elsewhere in this report.

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $2.7 million and $7.3 million for the three and nine months ended September 30, 2005 compared to no provision and $2.5 million for the three and nine months ended September 30, 2004. See the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

Trust fees	$14,463	$14,541	$13,213	$43,294	$40,024
Service charges on deposit accounts	20,173	19,462	22,409	59,002	66,560
Insurance commissions and fees	7,389	6,193	8,048	22,192	24,445
Other charges, commissions and fees	4,886	4,821	4,383	13,995	13,644
Net loss on securities transactions	-	-	(1,638)	-	(3,377)
Other	11,143	12,716	9,219	35,343	28,063

Total	$58,054	$57,733	$55,634	$173,826	$169,359

   Total non-interest income for the three and nine months ended September 30, 2005 increased $2.4 million, or 4.4%, and $4.5 million, or 2.6%, compared to the same periods in 2004. Total non-interest income for the third quarter of 2005 increased $321 thousand, or 0.6%, from the second quarter of 2005. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and nine months ended September 30, 2005 increased $1.3 million, or 9.5%, and $3.3 million, or 8.2%, compared to the same periods in 2004. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first nine months of 2005. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The increase in trust fee income during the three months ended September 30, 2005 compared to the same period in 2004 was primarily the result of increases in investment fees (up $1.1 million), financial consulting fees (up $138 thousand) and oil and gas trust management fees (up $130 thousand). These increases were partly offset by a decrease in real estate fees (down $226 thousand). The increase in trust fee income during the nine months ended September 30, 2005 compared to the same period in 2004 was primarily the result of increases in investment fees (up $2.2 million), oil and gas trust management fees (up $580 thousand), custody fees (up $297 thousand) and financial consulting fees (up $240 thousand). These increases were partly offset by a decrease in securities lending income (down $174 thousand). The increases in investment fees were primarily due to higher equity valuations during first nine months of 2005 compared to the same period in 2004 and growth in overall trust assets and the number of trust accounts.

   Trust fee income for the third quarter of 2005 decreased $78 thousand, or 0.5%, from the second quarter of 2005. The decrease was primarily due to a decrease in tax fees (down $607 thousand), which are seasonally higher during the second quarter, as well as a decrease in real estate fees (down $274 thousand). These decreases were partly offset by an increase in investment fee income (up $685 thousand).

   At September 30, 2005, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (44.0% of trust assets), fixed income securities (38.4% of trust assets) and cash equivalents (10.9% of trust assets). The estimated fair value of trust assets was $18.2 billion (including managed assets of $8.3 billion and custody assets of $9.9 billion) at September 30, 2005, compared to $17.1 billion (including managed assets of $7.8 billion and custody assets of $9.3 billion) at December 31, 2004 and $14.8 billion (including managed assets of $6.6 billion and custody assets of $8.2 billion) at September 30, 2004.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2005 decreased $2.2 million, or 10.0%, and $7.6 million, or 11.4%, compared to the same periods in 2004. The decreases were primarily due to decreases in service charges on commercial accounts (down $2.3 million and $6.3 million, respectively), decreases in service charges on consumer accounts (down $327 thousand and $1.0 million, respectively) and, for the nine months ended September 30, 2005, a decrease in overdraft/insufficient funds charges on commercial accounts (down $392 thousand). The decreases in service charges on commercial accounts were primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates have trended upwards since the first quarter of 2004, deposit balances have become more valuable and are yielding a higher earnings credit rate relative to 2004. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees.

   Service charges on deposit accounts for the third quarter of 2005 increased $711 thousand, or 3.7%, compared to the second quarter of 2005. The increase was primarily due to increases in overdraft/insufficient funds charges on consumer and commercial accounts (up $703 thousand and $214 thousand, respectively). These increases were partly offset by a decrease in service charges on commercial accounts (down $203 thousand). The increase in overdraft fees on consumer accounts was partly seasonal in nature. The decrease in service charges on commercial accounts was primarily related to a higher earnings credit rate.

   Insurance Commissions and Fees. Compared to the same periods in 2004, insurance commissions and fees for the three months ended September 30, 2005 decreased $659 thousand, or 8.2%, while insurance commissions and fees for the nine months ended September 30, 2005 decreased $2.3 million, or 9.2%. Commission revenues related to the employee benefits business in the Austin region have decreased compared to 2004 (down $538 thousand and $2.9 million during the three and nine months ended September 30, 2005) due to the loss of certain revenue-producing employees and related business. Revenues related to the affected line of business made up approximately 16.2% of the total insurance commissions and fees reported for the year ended December 31, 2004, 17.3% for the first nine months of 2004 and 4.4% for the first nine months of 2005. The Corporation expects revenues related to this line of business to be negatively impacted by the loss of business for at least the near-term. During the second quarter of 2005, the Corporation recognized income, which is included in other non-interest income in the accompanying consolidated statements of income, of $2.4 million related to the net proceeds from the settlement of legal claims against certain of the former employees. Property and casualty revenues in the Austin region were also negatively impacted in 2005 compared to 2004 (down $404 thousand and $1.4 million during the three and nine months ended September 30, 2005, respectively) by the loss of certain revenue-producing employees during the second half of 2004 and early 2005. The decrease in revenues from the Austin region during 2005 was partly offset by the additional commission income (totaling $323 thousand and $2.0 million during the three and nine months ended September 30, 2005) related to an insurance agency acquired in the Dallas region during the third quarter of 2004. Additional information related to the acquisition of the insurance agency is presented in Note 2 - Acquisitions in the notes to consolidated financial statements included in the 2004 Form 10-K.

   Insurance commissions and fees include contingent commissions totaling $77 thousand and $3.3 million during the three and nine months ended September 30, 2005 compared to $219 thousand and $3.0 million for the same periods in 2004. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.8 million and $2.2 million during the nine months ended September 30, 2005 and 2004. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $530 thousand and $807 thousand during the nine months ended September 30, 2005 and 2004.

   Insurance commissions and fees for the third quarter of 2005 increased $1.2 million, or 19.3%, compared to the second quarter of 2005. The increase was primarily due to increases in commission income (up $1.7 million) partly offset by a decrease in contingent commissions (down $532 thousand). The increase in commission income is primarily related to policy renewals occurring in the third quarter.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2005 increased $503 thousand, or 11.5%, and $351 thousand, or 2.6%, compared to the same periods in 2004. The increase during the three months ended September 30, 2005 was primarily due to increases in mutual fund fees (up $288 thousand), letter of credit fees (up $288 thousand), an increase in the accelerated realization of deferred loan fees resulting from loan paydowns (up $155 thousand) and money market income (up $100 thousand). These increases were partly offset by decreases in various other service charges. The increase during the nine months ended September 30, 2005 was primarily due to increases in letter of credit fees (up $670 thousand), mutual fund fees (up $422 thousand) and an increase in the accelerated realization of deferred loan fees resulting from loan paydowns (up $225 thousand). These increases were partly offset by decreases in investment banking fees related to corporate advisory services (down $425 thousand) and commitment fees (down $238 thousand) as well as decreases in various other service charges.

Other charges, commissions and fees for the third quarter of 2005 did not significantly fluctuate compared to the second quarter of 2005.

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $2.3 million during the nine months ended September 30, 2005. No gains or losses were realized on the sales. The Corporation realized a net loss on securities transactions of $1.6 million and $3.4 million during the three and nine months ended September 30, 2004. During September 2004, the Corporation sold $228.5 million (amortized cost) of callable U.S. government agency securities (this represented the Corporation's entire investment in this type of security), which resulted in the aforementioned loss for that quarter. The net loss on securities transactions during the nine months ended September 30, 2004 also included a net loss of $1.7 million related to the sale of $366.4 million (amortized cost) of securities during the first quarter. The net loss was primarily related to $176.3 million (amortized cost) of securities sold in connection with a restructuring of the Corporation's securities portfolio.

   Other Non-Interest Income. Other non-interest income increased $1.9 million, or 20.9%, for the three months ended September 30, 2005 compared to the same period in 2004. The increase was primarily due to increases in income from check card usage (up $463 thousand), income from the sales of annuities (up $329 thousand), earnings on cashiers check balances (up $325 thousand) and gains realized on sales of student loans (up $248 thousand).

   Other non-interest income increased $7.3 million, or 25.9%, for the nine months ended September 30, 2005 compared to the same period in 2004. The increase was primarily due to the recognition of $2.4 million in income from the net proceeds from the settlement of legal claims against certain former employees who were employed within the employee benefits line of business in the Austin region of Frost Insurance Agency and $2.0 million in income realized from distributions from the sale of the PULSE EFT Association whereby the Corporation and other members of the Association received distributions based in part upon each member's volume of transactions through the PULSE network. Also contributing to the increase were increases in income from check card usage (up $1.5 million), lease rental income (up $1.0 million), earnings on cashier's check balances (up $741 thousand) and gains realized on sales of student loans (up $664 thousand). The impact of these items was partly offset by decreases in mineral interest income (down $680 thousand) and income from securities trading activities (down $440 thousand). Also, during the nine months ended September 30, 2004, other non-interest income included $1.1 million in non-recurring income related to the termination and settlement of an operational contract.

   Other non-interest income for the third quarter of 2005 decreased $1.6 million, or 12.4%, compared to the second quarter of 2005. During the second quarter of 2005 the Corporation recognized $2.4 million in income from settlement of certain legal claims and $294 thousand in income related to the second of two distributions received from the sale of the PULSE EFT Association. Excluding these items, other non-interest income for the third quarter of 2005 would have increased $1.1 million, or 11.1%, compared to the second quarter of 2005. This effective increase was primarily the result of an increase in income from the sales of annuities (up $427 thousand), as well as non-recurring income totaling $385 thousand related to an insurance reimbursement and $331 thousand related to the recovery of interest receivable on a loan charged-off prior to 2005.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

Salaries and wages	$41,818	$40,454	$39,836	$122,272	$117,451
Employee benefits	9,973	10,315	9,532	32,325	30,608
Net occupancy	8,111	7,408	7,524	22,863	22,218
Furniture and equipment	6,202	5,925	5,662	17,929	16,772
Intangible amortization	1,050	1,278	1,285	3,699	3,976
Other	24,838	24,070	22,660	72,841	67,270

Total	$91,992	$89,450	$86,499	$271,929	$258,295

   Total non-interest expense for the three and nine months ended September 30, 2005 increased $5.5 million, or 6.4%, and $13.6 million, or 5.3%, compared to the same periods in 2004. Total non-interest expense for the third quarter of 2005 increased $2.5 million, or 2.8%, compared to the second quarter of 2005. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages expense for the three and nine months ended September 30, 2005 increased $2.0 million, or 5.0%, and $4.8 million, or 4.1%, compared to the same periods in 2004. The increases were partly related to normal, annual merit increases, increases in headcount and increases in the incentive compensation accrual. The increases were also partly due to increases in stock-based compensation expense for non-vested stock awards (up $194 thousand and $447 thousand, respectively) and overtime expenses (up $149 thousand and $387 thousand, respectively). The increases in salaries and wages expense during the three and nine months ended were partly offset by decreases in salaries and wages related to Frost Insurance Agency. Salaries and wages for Frost Insurance Agency were down due to a decrease in commissions paid because of lower insurance revenues and a decrease in headcount.

   Salaries and wages expense for the third quarter of 2005 increased $1.4 million, or 3.4%, compared to the second quarter of 2005. The increase was partly related to normal, annual merit increases, an increase in headcount and an increase in the incentive compensation accrual. The increase was also partly due to increased commissions related to higher insurance revenues.

   Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2005 increased $441 thousand, or 4.6%, and $1.7 million, or 5.6%, compared to the same periods in 2004. The increase for the three months ended September 30, 2005 was primarily due to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $262 thousand) and payroll taxes (up $116 thousand). The increase during the nine months ended September 30, 2005 was primarily due to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $1.1 million), payroll taxes (up $477 thousand) and medical insurance (up $189 thousand), partly offset by a decrease in expense related to the Corporation's defined benefit retirement and restoration plans (down $172 thousand). Employee benefits expense for the third quarter of 2005 decreased $342 thousand, or 3.3%, compared to the second quarter of 2005. The decrease is primarily due to decreases in payroll taxes (down $241 thousand) and expenses related to the Corporation's 401(k) and profit sharing plans (down $92 thousand).

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

   Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2005 increased $587 thousand, or 7.8%, and $645 thousand, or 2.9%, compared to the same periods in 2004. Significant components of the increase during the three months ended September 30, 2005 include utilities expenses (up $243 thousand) and lease expense (up $147 thousand). The increase during the nine months ended September 30, 2005 was primarily related to increases in utilities expenses (up $422 thousand) and depreciation expense related to buildings (up $333 thousand) as well as increases in various other categories of occupancy expense. These increases were partly offset by a decrease in depreciation expense related to leasehold improvements (down $350 thousand), as well as decreases in various other categories of occupancy expense. Net occupancy expense for the third quarter of 2005 increased $703 thousand, or 9.5% compared to the second quarter of 2005. The increase compared to the second quarter was primarily due to increases in utilities expenses (up $337 thousand), lease expense (up $136 thousand).

   Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2005 increased $540 thousand, or 9.5%, and $1.2 million, or 6.9%, compared to the same periods in 2004. The increase during the three months ended September 30, 2005 was primarily related to an increase in software maintenance expense (up $273 thousand) and depreciation expense related to furniture and fixtures (up $205 thousand). The increase during the nine months ended September 30, 2005 was primarily due to increases in software maintenance (up $582 thousand) and depreciation expense related to furniture and fixtures (up $445 thousand) partly offset by a decrease in equipment rental expense (down $110 thousand). Furniture and equipment expense for the third quarter of 2005 increased $277 thousand, or 4.7%, compared to the second quarter of 2005 primarily due to increases in depreciation expense related to furniture and fixtures (up $122 thousand) and software maintenance (up $88 thousand).

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization for the three and nine months ended September 30, 2005 decreased slightly compared to the same periods in 2004 primarily due to the completion of the amortization for certain intangible assets.

   During the second quarter of 2005, the Corporation wrote-off certain customer relationship intangibles totaling $147 thousand and goodwill totaling $2.0 million in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency. Gross settlement proceeds of $4.5 million were reduced by the write-off of these assets in the determination of the $2.4 million net proceeds recognized in the settlement. See the analysis of other non-interest income in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2005 increased $2.2 million, or 9.6%, and $5.6 million, or 8.3%, compared to the same periods in 2004. Significant components of the increase during the three months ended September 30, 2005 included increases in professional service expense (up $651 thousand), Visa check card expense (up $191 thousand), donations (up $184 thousand), travel expense (up $170 thousand) and depreciation expense related to property leased to customers (up $160 thousand). These increases were partly offset by lower property taxes on foreclosed assets (down $174 thousand), business development expense (down $160 thousand) and educational expenses (down $116 thousand). Significant components of the increase during the nine months ended September 30, 2005 included the increases in professional service expense (up $1.4 million), donations (up $1.1 million), depreciation expense related to property leased to customers (up $880 thousand) and advertising/promotions expenses (up $593 thousand). These expenses were partially offset by lower bank service charges (down $296 thousand), business development expense (down $294 thousand), federal reserve service charges (down $289 thousand), and property taxes on foreclosed assets (down $160 thousand).

   Total other non-interest expense for the third quarter of 2005 increased $768 thousand, or 3.2%, compared to the second quarter of 2005. Significant components of the increase included increases in fraud and other losses (up $881 thousand), dues and membership expenses (up $172 thousand), write-downs of other real estate owned (up $142 thousand), telephone expense (up $126 thousand) and professional service expenses (up $125 thousand). The impact of these items was partially offset by a decrease in donations (down $535 thousand), as the Corporation made a special $750 thousand donation during the second quarter.

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

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

Banking	$40,836	$39,223	$35,268	$116,485	$100,149
Financial Management Group	4,592	4,002	2,741	12,079	8,136
Non-Banks	(2,973)	(2,541)	(2,038)	(8,058)	(5,291)

Consolidated net income	$42,455	$40,684	$35,971	$120,506	$102,994

Banking

   Net income for the three and nine months ended September 30, 2005 increased $5.6 million, or 15.8%, and $16.3 million, or 16.3%, compared to the same periods in 2004. The increase during the three months ended September 30, 2005 was primarily the result of a $13.6 million increase in net interest income partly offset by a $3.6 million increase in non-interest expense, a $2.7 million increase in the provision for possible loan losses and a $2.2 million increase in income taxes. The increase during the nine months ended September 30, 2005 was primarily the result of a $35.9 million increase in net interest income partly offset by a $8.7 million increase in non-interest expense, a $6.6 million increase in income taxes and a $4.7 million increase in the provision for possible loan losses.

   Net interest income for the three and nine months ended September 30, 2005 increased $13.6 million, or 15.9%, and $35.9 million, or 14.4%, compared to the same periods in 2004. The increases primarily resulted from increases in the net interest margin, resulting from a general increase in market interest rates, combined with increases in the average volume of earning assets. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and nine months ended September 30, 2005 totaled $2.7 million and $7.2 million compared to no provision and $2.5 million for the same periods in 2004. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three months ended September 30, 2005 increased $400 thousand, or 1.0% compared to the same period in 2004. Non-interest income for the three months ended September 30, 2004 included a $1.6 million net loss on securities transactions. Excluding the net loss, non-interest income would have decreased $1.2 million. This effective decrease was primarily due to decreases in service charges on deposit accounts and insurance commissions and fees partly offset by an increase in other non-interest income. Non-interest income for the nine months ended September 30, 2005 increased $359 thousand, or 0.3% compared to the same period in 2004. Non-interest income for the nine months ended September 30, 2004 included a $3.4 million net loss on securities transactions. Excluding the net loss, non-interest income would have decreased $3.0 million. This effective decrease was primarily due to decreases in service charges on deposit accounts and insurance commissions and fees partly offset by an increase in other non-interest income. See the analysis of service charges on deposit accounts, insurance commissions and fees and other non-interest income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and nine months ended September 30, 2005 increased $3.6 million, or 4.9%, and $8.7 million, or 4.0%, compared to the same periods in 2004. The increases were primarily related to increases in salaries and wages, employee benefits expense and other non-interest expense. Combined, salaries and wages and employee benefits during the three and nine months ended September 30, 2005 increased $1.7 million and $4.6 million, respectively, compared to the same periods in 2004. These increases were primarily the result of normal, annual merit increases, as well as increases in headcount, the incentive compensation accrual, stock-based compensation expense for non-vested stock awards, overtime, expenses related to the Corporation's employee benefit plans and payroll taxes. The increases in salaries and wages expense during the three and nine months ended were partly offset by decreases in salaries and wages related to Frost Insurance Agency due to a decrease in commissions paid because of lower insurance revenues and a decrease in headcount. The increases in other non-interest expense were primarily the result of increases in donations, advertising/promotional expenses, professional service expenses and depreciation expense related to property leased to customers, among other things. See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking segment, had gross commission revenues of $7.4 million and $22.3 million during the three and nine months ended September 30, 2005 compared to $8.0 million and $24.6 million during the same periods in 2004. Insurance commission revenues decreased $660 thousand, or 8.2%, during the three months ended September 30, 2005, and $2.3 million, or 9.3%, during the nine months ended September 30, 2005 compared to the same periods in 2004. The decreases were primarily the result of lower commissions in the Austin region due to the loss of certain revenue-producing employees and increased competition. The decrease in commissions in the Austin region was partly offset by additional commission income related to an insurance agency acquired in the Dallas region during the third quarter of 2004. See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three and nine months ended September 30, 2005 increased $1.9 million, or 67.5%, and $3.9 million, or 48.5%, compared to the same periods in 2004. The increase during the three months ended September 30, 2005 was primarily due to a $2.3 million increase in net interest income and a $2.2 million increase in non-interest income partially offset by a $1.7 million increase in non-interest expense and a $997 thousand increase in income taxes. The increase during the nine months ended September 30, 2005 was primarily due to a $6.1 million increase in net interest income and a $4.7 million increase in non-interest income offset by a $4.7 million increase in non-interest expense and a $2.1 million increase in income taxes.

   Net interest income for the three and nine months ended September 30, 2005 increased $2.3 million, or 171.9%, and $6.1 million, or 178.1%, from the comparable periods in 2004. The increases resulted from a higher average volume of repurchase agreements as well as an increase in average market interest rates, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three and nine months ended September 30, 2005 increased $2.2 million, or 13.8%, and $4.7 million, or 9.9%, compared to the same periods in 2004. The increases were primarily due to increases in trust fees (up $1.3 million and $3.4 million during the three and nine months ended September 30, 2005, respectively).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first nine months of 2005. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees during the three and nine months ended September 30, 2005 compared to the same periods in 2004 primarily due to higher equity valuations during the first nine months of 2005 compared to the same period in 2004 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and nine months ended September 30, 2005 increased $1.7 million, or 12.7%, and $4.7 million, or 12.0%, compared to the same periods in 2004. The increases were primarily due to increases in other non-interest expense and salaries and wages and employee benefits. The increases in other non-interest expense (up $986 thousand and $2.9 million during the three and nine months ended September 30, 2005, respectively) were primarily due to general increases in the various components of other non-interest expense, including cost allocations. The increase in salaries and wages and employee benefits (combined up $647 thousand and $1.7 million during the three and nine months ended September 30, 2005, respectively) were primarily the result of normal, annual merit increases, increases in headcount and increases in expenses related to employee benefit plans and payroll taxes.

Non-Banks

   The $935 thousand and $2.8 million increases in the net loss for the Non-Banks operating segment for the three and nine months ended September 30, 2005 compared to the same periods in 2004 were primarily due to a decrease in net interest income due in part to the variable-rate junior subordinated deferrable interest debentures issued in February 2004. As market interest rates have increased, the Non-Banks segment has experienced a corresponding increase in interest cost related to this debt. Additionally, the nine-month period ending September 30, 2004 did not include a full period of interest cost related to this debt as it was issued during the period.

Income Taxes

   The Corporation recognized income tax expense of $20.2 million and $57.6 million, for effective tax rates of 32.2% and 32.3% for the three and nine months ended September 30, 2005 compared to $17.1 million and $49.1 million, for an effective tax rate of 32.3% for both the three and nine months ended September 30, 2004. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $9.9 billion for the nine months ended September 30, 2005 representing an increase of $406.0 million, or 4.3%, compared to average assets for the same period in 2004. The increase was reflected in earning assets, which increased $575.7 million, or 7.0%, during the first nine months of 2005 compared to the first nine months of 2004. The increase was primarily due to a $699.1 million, or 14.7%, increase in average loans partly offset by an $83.3 million, or 2.8%, decrease in average securities. Offsetting the increase in earning assets was a $202.2 million, or 25.9%, decrease in average cash and due from banks. The decrease in average cash and due from banks was primarily due to a decrease in average due from banks clearing account balances due to the loss of a large correspondent bank deposit customer during 2004. Total deposits averaged $7.9 billion for the nine months ended September 30, 2005, increasing $254.0 million, or 3.3%, compared to the same period in 2004. The growth in average deposits was primarily in interest-bearing accounts, which increased from 62.3% of average total deposits in 2004 to 63.4% of average total deposits in 2005.

Loans

Loans were as follows as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Commercial and industrial
Commercial	$2,549,846	$2,582,550	$2,449,192	$2,361,052	$2,270,718
Leases	134,119	119,555	120,049	114,016	80,722
Asset-based	45,618	56,166	53,965	34,687	31,465

Total commercial and industrial	2,729,583	2,758,271	2,623,206	2,509,755	2,382,905

Real estate:
Construction:
Commercial	498,762	469,429	459,494	419,141	380,370
Consumer	54,595	48,462	42,108	37,234	29,430
Land:
Commercial	242,490	223,215	238,436	215,148	198,067
Consumer	5,560	3,859	3,476	3,675	3,550
Commercial real estate mortgages	1,334,096	1,273,128	1,228,150	1,185,431	1,161,500
1-4 family residential mortgages	72,002	77,328	82,468	86,098	91,077
Other consumer real estate	439,367	421,251	402,463	387,864	364,425

Total real estate	2,646,872	2,516,672	2,456,595	2,334,591	2,228,419

Consumer:
Indirect	2,665	2,962	3,290	3,648	4,240
Student loans held for sale	63,966	54,769	70,719	63,568	67,539
Other	256,358	250,552	244,855	247,025	248,945
Other	26,344	20,247	19,975	21,819	26,163
Unearned discount	(16,269)	(14,811)	(15,660)	(15,415)	(10,206)

Total	$5,709,519	$5,588,662	$5,402,980	$5,164,991	$4,948,005

   Loans totaled $5.7 billion at September 30, 2005, an increase of $544.5 million, or 10.5%, compared to December 31, 2004. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $559.2 million, or 11.2%, from December 31, 2004. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and, as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale.

   Commercial and industrial loans increased $219.8 million, or 8.8%, from $2.5 billion at December 31, 2004 to $2.7 billion at September 30, 2005. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $264.1 million at September 30, 2005, increasing $49.2 million, or 22.9%, from $214.9 million at December 31, 2004. At September 30, 2005, 57.2% of outstanding purchased SNCs was related to the energy industry, 16.2% of outstanding purchased SNCs was related to the beer and liquor distribution industry and 10.3% of outstanding purchased SNCs was related to the restaurant industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $2.6 billion at September 30, 2005 increasing $312.3 million, or 13.4%, from $2.3 billion at December 31, 2004. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $326.4 million, or 14.5%, from December 31, 2004. Commercial real estate loans totaled $2.1 billion at September 30, 2005 and represented 78.4% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2005, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, increased $65.4 million, or 7.9%, from December 31, 2004. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $80.1 million, or 11.8%, from December 31, 2004.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct product groups, including consumer real estate, consumer non-real estate, student loans, indirect consumer loans and 1-4 family residential mortgages.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Consumer real estate:
Construction	$54,595	$48,462	$42,108	$37,234	$29,430
Land	5,560	3,859	3,476	3,675	3,550
Home equity loans	236,053	234,425	232,273	228,143	224,694
Home equity lines of credit	76,219	73,228	69,067	64,863	53,081
Other consumer real estate	127,095	113,598	101,123	94,858	86,650

Total real estate	499,522	473,572	448,047	428,773	397,405

Consumer non-real estate	256,358	250,552	244,855	247,025	248,945
Student loans held for sale	63,966	54,769	70,719	63,568	67,539
Indirect	2,665	2,962	3,290	3,648	4,240
1-4 family residential mortgages	72,002	77,328	82,468	86,098	91,077

Total	$894,513	$859,183	$849,379	$829,112	$809,206

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. Consumer non-real estate loans did not significantly change from December 31, 2004.

   The indirect consumer loan segment has continued to decrease since the Corporation's decision to discontinue originating these types of loans during 2000. At September 30, 2005, the majority of the portfolio was comprised of purchased home improvement and home equity loans as well as new and used automobile loans. The portfolio is not expected to completely pay off before December 31, 2005 due to the longer life of the non-auto loans in this portfolio. However, the portfolio is expected to decrease by that time. The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Non-accrual loans:
Commercial and industrial	$27,110	$28,258	$29,511	$27,089	$38,017
Real estate	5,243	3,808	2,336	2,471	3,594
Consumer and other	2,079	2,139	1,037	883	1,090

Total non-accrual loans	34,432	34,205	32,884	30,443	42,701

Foreclosed assets:
Real estate	4,972	5,722	6,847	7,369	7,726
Other	1,422	1,408	1,342	1,304	8

Total foreclosed assets	6,394	7,130	8,189	8,673	7,734

Total non-performing assets	$40,826	$41,335	$41,073	$39,116	$50,435

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.71%	0.74%	0.76%	0.76%	1.02%
Total assets	0.40	0.42	0.42	0.39	0.51

Accruing past due loans:
30 to 89 days past due	$37,829	$33,862	$24,975	$20,895	$18,250
90 or more days past due	8,658	5,553	6,245	5,231	5,178

Total accruing loans past due	$46,487	$39,415	$31,220	$26,126	$23,428

Accruing past due loans as a percentage of total loans:
30 to 89 days past due	0.66%	0.61%	0.46%	0.41%	0.37%
90 or more days past due	0.15	0.10	0.12	0.10	0.10

	0.81%	0.71%	0.58%	0.51%	0.47%

   Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at September 30, 2005 increased 4.4% from December 31, 2004 primarily due to an increase in non-accrual real estate and consumer loans partly offset by a decrease in foreclosed real estate. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2005, June 30, 2005 and December 31, 2004, the Corporation had $16.1 million, $21.1 million and $1.3 million in loans of this type that were not included in either of the non-accrual or past due loan categories. At September 30, 2005, potential problem loans consisted of five credit relationships. Of the total outstanding balance at September 30, 2005, approximately 55% related to a customer in the insurance industry, approximately 19% related to a customer in the hotel industry and approximately 12% related to a customer in the software industry. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $451 thousand and $1.3 million for the three and nine months ended September 30, 2005, compared to $407 thousand and $1.2 million for the same periods in 2004.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

Balance at beginning of period	$77,103	$76,538	$80,485	$75,810	$83,501

Provision for possible loan losses	2,725	2,175	-	7,300	2,500

Charge-offs:
Commercial and industrial	(2,298)	(1,526)	(4,426)	(5,397)	(10,730)
Real estate	(105)	(15)	(796)	(350)	(2,501)
Consumer and other	(1,703)	(1,404)	(1,105)	(4,614)	(3,317)

Total charge-offs	(4,106)	(2,945)	(6,327)	(10,361)	(16,548)

Recoveries:
Commercial and industrial	280	473	1,465	1,607	4,900
Real estate	16	135	524	169	616
Consumer and other	1,099	727	967	2,592	2,145

Total recoveries	1,395	1,335	2,956	4,368	7,661

Net charge-offs	(2,711)	(1,610)	(3,371)	(5,993)	(8,887)

Balance at end of period	$77,117	$77,103	$77,114	$77,117	$77,114

Ratio of allowance for possible loan losses to:
Total loans	1.35%	1.38%	1.56%	1.35%	1.56%
Non-accrual loans	223.97	225.41	180.59	223.97	180.59
Ratio of annualized net charge-offs to average total loans	0.19	0.12	0.28	0.15	0.25

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

   The provision for possible loan losses totaled $2.7 million and $7.3 million during the three and nine months ended September 30, 2005, compared to no provision and $2.5 million during the three and nine months ended September 30, 2004. The lower provision levels in 2004 reflect the fact that the Corporation was experiencing positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. The Corporation did not record a provision for possible loan losses in the third or fourth quarters of 2004 primarily due to a reduction in the overall level of criticized loans. The provision for possible loan losses increased in 2005 in part due to an increase in the level of criticized loans combined with an increase in the historical loss ratios applied to these pools of criticized loans. The increase in the provision was also partly due to the overall growth in the loan portfolio. The ratio of the allowance for possible loan losses to total loans at September 30, 2005 decreased 3 basis points and 12 basis points from June 30, 2005 and December 31, 2004, respectively, primarily due to the overall growth in the loan portfolio. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At September 30, 2005, shareholders' equity totaled $896.8 million compared to $822.4 million at December 31, 2004 and $826.2 million at September 30, 2004. In addition to net income of $120.5 million, other significant changes in shareholders' equity during the first nine months of 2005 included $45.2 million of dividends paid, $14.9 million in treasury stock purchases and $25.3 million in proceeds from stock option exercises and the related tax benefits of $8.3 million. The accumulated other comprehensive loss component of shareholders' equity totaled $31.7 million at September 30, 2005 and $10.8 million at December 31, 2004. At September 30, 2005, the accumulated other comprehensive loss component of shareholders' equity included accumulated other comprehensive losses, net of tax, of $22.7 million related to the Corporation's minimum pension liability and $9.0 million related to unrealized losses on securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.265, $0.30 and $0.30 per common share during the first, second and third quarters of 2005 and quarterly dividends of $0.24, $0.265 and $0.265 per common share during the first, second and third quarters of 2004. This equates to dividend payout ratios of 37.2% and 37.5% during the three and nine months ended September 30, 2005 and 38.2% and 38.7% during the three and nine months ended September 30, 2004.

   During the reported periods, the Corporation maintained two stock repurchase plans authorized by the Corporation's board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation's board of directors approved the first of the two stock repurchase plans on October 23, 2003. This plan, which was completed in the fourth quarter of 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending October 23, 2005 in the open market or through private transactions. Under the plan, during the nine months ended September 30, 2004, the Corporation repurchased 851.8 thousand shares at a cost of $35.9 million. The Corporation's board of directors approved the second stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. Under the plan, during the nine months ended September 30, 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. From the inception of the Plan through September 30, 2005, the Corporation has repurchased a total of 833.2 thousand shares under this plan at a cost of $39.9 million. Additional details related to stock repurchases are presented in Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by Frost Bank. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent Frost Bank from paying normal dividends to Cullen/Frost. At September 30, 2005, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $205.2 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at September 30, 2005. In October 2005, Cullen/Frost paid $46.9 million in cash as part of the merger consideration in connection with the acquisition of Horizon Capital Bank. Additionally, the Corporation expects to pay $31 million in cash in connection with the acquisition of Texas Community Bancshares, Inc. during the first quarter of 2006 (see Note 14 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report).

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

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	September 30, 2005			September 30, 2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,664	$100	2.37%	$6,218	$41	0.88%
Federal funds sold and resell agreements	409,437	9,380	3.02	448,987	4,245	1.24
Securities:
Taxable	2,632,390	91,965	4.66	2,760,971	95,160	4.60
Tax-exempt	257,980	12,250	6.49	212,726	10,353	6.50

Total securities	2,890,370	104,215	4.82	2,973,697	105,513	4.72
Loans, net of unearned discounts	5,455,120	255,191	6.25	4,755,984	180,423	5.07

Total Earning Assets and Average Rate Earned	8,760,591	368,886	5.63	8,184,886	290,222	4.73
Cash and due from banks	579,685			781,923
Allowance for possible loan losses	(76,637)			(82,616)
Premises and equipment, net	173,405			168,490
Accrued interest and other assets	450,450			428,822

Total Assets	$9,887,494			$9,481,505

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,568,291			$2,336,929
Correspondent banks	297,635			516,853
Public funds	43,894			49,691

Total non-interest-bearing demand deposits	2,909,820			2,903,473
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,195,489	1,831	0.20	1,160,169	721	0.08
Money market deposit accounts	2,602,227	32,363	1.66	2,402,204	16,562	0.92
Time accounts	870,640	13,604	2.09	870,232	7,151	1.10
Public funds	370,041	4,861	1.76	358,189	2,287	0.85

Total interest-bearing deposits	5,038,397	52,659	1.40	4,790,794	26,721	0.75

Total deposits	7,948,217			7,694,267
Federal funds purchased and repurchase agreements	576,719	10,825	2.48	523,122	3,377	0.85
Junior subordinated deferrable interest debentures	226,805	10,938	6.43	207,390	8,839	5.68
Subordinated notes payable and other notes	150,000	5,458	4.85	150,000	3,550	3.16
Federal Home Loan Bank advances	781	35	6.02	1,181	49	5.58

Total Interest-Bearing Funds and Average
Rate Paid	5,992,702	79,915	1.78	5,672,487	42,536	1.00

Accrued interest and other liabilities	131,799			133,099

Total Liabilities	9,034,321			8,706,059
Shareholders' Equity	853,173			772,446

Total Liabilities and Shareholders' Equity	$9,887,494			$9,481,505

Net interest income		$288,971			$247,686

Net interest spread			3.85%			3.73%

Net interest income to total average earning assets			4.41%			4.04%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2005			June 30, 2005

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,524	$49	3.51%	$5,401	$30	2.22%
Federal funds sold and resell agreements	470,459	4,231	3.52	306,038	2,330	3.01
Securities:
Taxable	2,580,291	30,137	4.66	2,644,863	30,944	4.67
Tax-exempt	266,875	4,237	6.49	257,594	4,093	6.50

Total securities	2,847,166	34,374	4.83	2,902,457	35,037	4.83
Loans, net of unearned discounts	5,592,943	93,514	6.63	5,482,980	84,711	6.20

Total Earning Assets and Average Rate Earned	8,916,092	132,168	5.89	8,696,876	122,108	5.63
Cash and due from banks	569,901			543,556
Allowance for possible loan losses	(76,865)			(76,796)
Premises and equipment, net	174,477			173,939
Accrued interest and other assets	453,573			448,514

Total Assets	$10,037,178			$9,786,089

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,628,248			$2,563,277
Correspondent banks	288,919			264,677
Public funds	46,447			40,616

Total non-interest-bearing demand deposits	2,963,614			2,868,570
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,189,282	769	0.26	1,199,938	677	0.23
Money market deposit accounts	2,629,250	12,446	1.88	2,566,923	10,468	1.64
Time accounts	889,510	5,504	2.45	867,689	4,469	2.07
Public funds	343,680	1,783	2.06	370,696	1,655	1.79

Total interest-bearing deposits	5,051,722	20,502	1.61	5,005,246	17,269	1.38

Total deposits	8,015,336			7,873,816
Federal funds purchased and repurchase agreements	623,987	4,557	2.86	564,186	3,488	2.45
Junior subordinated deferrable interest debentures	226,805	3,796	6.69	226,805	3,637	6.41
Subordinated notes payable and other notes	150,000	2,043	5.45	150,000	1,780	4.75
Federal Home Loan Bank advances	717	15	8.37	778	8	4.11

Total Interest-Bearing Funds and Average
Rate Paid	6,053,231	30,913	2.03	5,947,015	26,182	1.76

Accrued interest and other liabilities	132,847			126,987

Total Liabilities	9,149,692			8,942,572
Shareholders' Equity	887,486			843,517

Total Liabilities and Shareholders' Equity	$10,037,178			$9,786,089

Net interest income		$101,255			$95,926

Net interest spread			3.86%			3.87%

Net interest income to total average earning assets			4.52%			4.42%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2005			December 31, 2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,073	$21	1.40%	$6,047	$22	1.46%
Federal funds sold and resell agreements	451,606	2,819	2.50	907,677	4,589	1.98
Securities:
Taxable	2,673,035	30,884	4.64	2,673,565	30,846	4.66
Tax-exempt	249,279	3,919	6.49	240,368	3,779	6.54

Total securities	2,922,314	34,803	4.79	2,913,933	34,625	4.81
Loans, net of unearned discounts	5,286,066	76,966	5.90	5,023,379	69,750	5.52

Total Earning Assets and Average Rate Earned	8,666,059	114,609	5.35	8,851,036	108,986	4.92
Cash and due from banks	626,216			640,035
Allowance for possible loan losses	(76,244)			(77,106)
Premises and equipment, net	171,768			169,378
Accrued interest and other assets	452,063			444,752

Total Assets	$9,839,862			$10,028,095

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,512,072			$2,570,589
Correspondent banks	339,869			329,008
Public funds	44,600			47,825

Total non-interest-bearing demand deposits	2,896,541			2,947,422
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,197,334	385	0.13	1,206,769	369	0.12
Money market deposit accounts	2,610,299	9,449	1.47	2,571,399	7,946	1.23
Time accounts	854,335	3,631	1.72	850,119	3,022	1.41
Public funds	396,326	1,423	1.46	406,659	1,092	1.07

Total interest-bearing deposits	5,058,294	14,888	1.19	5,034,946	12,429	0.98

Total deposits	7,954,835			7,982,368
Federal funds purchased and repurchase agreements	541,072	2,780	2.06	687,691	2,398	1.36
Junior subordinated deferrable interest debentures	226,805	3,505	6.18	226,805	3,305	5.83
Subordinated notes payable and other notes	150,000	1,635	4.36	150,000	1,424	3.80
Federal Home Loan Bank advances	849	12	5.77	918	14	6.10

Total Interest-Bearing Funds and Average
Rate Paid	5,977,020	22,820	1.54	6,100,360	19,570	1.28

Accrued interest and other liabilities	138,434			141,719

Total Liabilities	9,011,995			9,189,501
Shareholders' Equity	827,867			838,594

Total Liabilities and Shareholders' Equity	$9,839,862			$10,028,095

Net interest income		$91,789			$89,416

Net interest spread			3.81%			3.65%

Net interest income to total average earning assets			4.29%			4.04%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis - By Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2004

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,662	$14	1.02%
Federal funds sold and resell agreements	565,894	2,160	1.49
Securities:
Taxable	2,679,076	31,370	4.66
Tax-exempt	222,041	3,498	6.48

Total securities	2,901,117	34,868	4.80
Loans, net of unearned discounts	4,844,474	64,394	5.29

Total Earning Assets and Average Rate Earned	8,317,147	101,436	4.85
Cash and due from banks	678,423
Allowance for possible loan losses	(80,080)
Premises and equipment, net	168,024
Accrued interest and other assets	431,391

Total Assets	$9,514,905

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,452,910
Correspondent banks	394,055
Public funds	43,984

Total non-interest-bearing demand deposits	2,890,949
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,172,554	318	0.11
Money market deposit accounts	2,505,197	6,561	1.04
Time accounts	848,834	2,504	1.17
Public funds	351,207	870	0.99

Total interest-bearing deposits	4,877,792	10,253	0.84

Total deposits	7,768,741
Federal funds purchased and repurchase agreements	465,732	1,271	1.07
Junior subordinated deferrable interest debentures	226,805	3,154	5.56
Subordinated notes payable and other notes	150,000	1,325	3.53
Federal Home Loan Bank advances	990	14	5.90

Total Interest-Bearing Funds and Average
Rate Paid	5,721,319	16,017	1.11

Accrued interest and other liabilities	126,817

Total Liabilities	8,739,085
Shareholders' Equity	775,820

Total Liabilities and Shareholders' Equity	$9,514,905

Net interest income		$85,419

Net interest spread			3.74%

Net interest income to total average earning assets			4.09%

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

   As of September 30, 2005 (adjusted to include the impact of the acquisition of Horizon Capital Bank on October 7, 2005), the model simulations project that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.0% and 4.0%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 5.1%, respectively, relative to the base case over the next 12 months. The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances. The effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a $847 thousand, or 0.2%, positive variance in net interest income while the effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a $1.2 million, or 0.3%, negative variance in net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended September 30, 2005.

					Maximum
					Number of Shares
				Total Number of	That May Yet Be
				Shares Purchased	Purchased Under
	Total Number of		Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased		Paid Per Share	Announced Plan(1)	End of the Period

July 1, 2005 to July 31, 2005	3,467	(2)	$49.05	-	1,266,800
August 1, 2005 to August 31, 2005	151	(2)	49.41	-	1,266,800
September 1, 2005 to September 30, 2005	3,399	(2)	49.88	-	1,266,800

Total	7,017		$49.46	-

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: October 26, 2005	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)