Form 10-K
period 2005-12-31
CULLEN FROST BANKERS INC
filed 2006-02-03
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑
      As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $2.4 billion.
      As of January 27, 2006, there were 54,553,185 shares of the registrant’s common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 27, 2006 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CULLEN/FROST BANKERS, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS
      The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
The Corporation
       Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout 12 Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2005, Cullen/Frost had consolidated total assets of $11.7 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.
      The Corporation’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards, and safe, sound assets. The Corporation operates as a locally oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. The Corporation’s local market orientation is reflected in its financial centers and regional advisory boards, which are comprised of local business persons, professionals and other community representatives, that assist the Corporation’s financial centers in responding to local banking needs. Despite this local market, community-based focus, the Corporation offers many of the products available at much larger money-center financial institutions.
      The Corporation serves a wide variety of industries including, among others, energy, manufacturing, services, construction retail, telecommunications, healthcare, military and transportation. The Corporation’s customer base is similarly diverse. The Corporation is not dependent upon any single industry or customer.
      The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. During 2005, the Corporation acquired Horizon Capital Bank (Houston market area) and announced definitive agreements to acquire Texas Community Bancshares, Inc. (Dallas market area) and Alamo Corporation of Texas (Rio Grande Valley market area). Details of these transactions are presented in Note 2 — Mergers and Acquisitions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.
      Although Cullen/Frost is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Cullen/Frost are generally required to act as a source of financial strength for their subsidiary banks. The principal source of Cullen/Frost’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which these subsidiaries can pay dividends or otherwise supply funds to Cullen/Frost. See the section captioned “Supervision and Regulation” for further discussion of these matters.
      Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.
Subsidiaries of Cullen/Frost

The New Galveston Company
      Incorporated under the laws of Delaware, The New Galveston Company is a wholly owned second-tier financial holding company and bank holding company, which directly owns all of Cullen/Frost’s banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II.

Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II
      Cullen/Frost Capital Trust I (“Trust I”) and Cullen/Frost Capital Trust II (“Trust II”) are Delaware statutory business trusts formed in 1997 and 2004, respectively, for the purpose of issuing $100 million and $120 million, respectively, in trust preferred securities and lending the proceeds to Cullen/Frost. Cullen/Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.
      Trust I and Trust II are variable interest entities (VIEs) for which the Corporation is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” In accordance with FIN 46R, which was implemented in the fourth quarter of 2003, the accounts of Trust I and Trust II are not included in the Corporation’s consolidated financial statements. Prior to the fourth quarter of 2003, the financial statements of Trust I were included in the consolidated financial statements of the Corporation because Cullen/Frost owns all of the outstanding common equity securities of the Trust. See the Corporation’s accounting policy related to consolidation in Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.
      Despite the fact that the accounts of Trust I and Trust II are not included in the Corporation’s consolidated financial statements, the $220 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $220 million in trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital. See Note 9 — Borrowed Funds and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

The Frost National Bank
      The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through 83 financial centers and 126 ATMs across Texas. Frost Bank serves the Texas metropolitan areas of Austin, Boerne, Corpus Christi, Dallas, Fort Worth, Galveston, Harlingen, Houston, McAllen, New Braunfels, San Antonio and San Marcos. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2005, Frost Bank had consolidated total assets of $11.7 billion and total deposits of $9.3 billion and was one of the largest commercial banks headquartered in the State of Texas.
      Significant services offered by Frost Bank include:

•	Commercial Banking. Frost Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing, as well as commercial leasing and treasury management services.

•	Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities, and brokerage services.

•	International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (generally only in U.S. dollars), making loans (in U.S. dollars only), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.

•	Correspondent Banking. Frost Bank acts as correspondent for approximately 290 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•	Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2005, the estimated fair value of trust assets was $18.1 billion, including managed assets of $8.3 billion and custody assets of $9.8 billion.

•	Capital Markets — Fixed-Income Services. Frost Bank’s Capital Markets Division was formed to meet the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, and securities safekeeping and clearance.

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

Frost Premium Finance Corporation
      Frost Premium Finance Corporation is a wholly owned subsidiary of Frost Bank that makes loans to qualified borrowers for the purpose of financing their purchase of property and casualty insurance.

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

Other Subsidiaries
      Cullen/Frost has various other subsidiaries that are not significant to the consolidated entity.
Operating Segments
       Cullen/Frost’s operations are managed along two reportable operating segments consisting of Banking and the Financial Management Group. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 — Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
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
Supervision and Regulation
       Cullen/Frost, Frost Bank and many of its non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.
      Set forth below is a description of the significant elements of the laws and regulations applicable to Cullen/Frost and its subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost and its subsidiaries could have a material effect on the business of the Corporation.

Regulatory Agencies
      Cullen/Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Cullen/Frost is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Cullen/Frost is listed on the New York Stock Exchange (NYSE) under the trading symbol “CFR,” and is subject to the rules of the NYSE for listed companies.
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

Bank Holding Company Activities
      In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”), which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
      If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. Cullen/Frost’s declaration to become a financial holding company was declared effective by the Federal Reserve Board on March 11, 2000.
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
      The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like Cullen/Frost are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.

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

Dividends
      The principal source of Cullen/Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and without adversely affecting its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $137.4 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2005. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
      In addition, Cullen/Frost and Frost Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

Borrowings
      There are various restrictions on the ability of Cullen/Frost and its non-bank subsidiaries to borrow from, and engage in certain other transactions with, Frost Bank. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of Cullen/Frost or its non-bank subsidiaries, to 10% of Frost Bank’s capital stock and surplus, and, as to Cullen/Frost and all such non-bank subsidiaries in the aggregate, to 20% of Frost Bank’s capital stock and surplus.
      Federal law also provides that extensions of credit and other transactions between Frost Bank and Cullen/Frost or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to Frost Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Source of Strength Doctrine
      Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, Cullen/Frost is expected to commit resources to support Frost Bank, including at times when Cullen/Frost may not be in a financial position to provide it. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
      In addition, under the National Bank Act, if the capital stock of Frost Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon Cullen/Frost. If the assessment is not paid within three months, the OCC could order a sale of the Frost Bank stock held by Cullen/Frost to make good the deficiency.

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
      The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.
      Cullen/Frost, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Frost Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.
      Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.
      Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Cullen/Frost, and the OCC has not advised Frost Bank, of any specific minimum leverage ratio applicable to it.
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
      Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances ) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Cullen/Frost believes that, as of December 31, 2005, its bank subsidiary, Frost Bank, was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
      For information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 — Regulatory Matters in the

notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
      The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS’s new capital accord in the first quarter of 2006. The Corporation cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Corporation. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to Cullen/Frost and its subsidiaries.

Deposit Insurance
      Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Frost Bank was not required to pay any deposit insurance premiums in 2005; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Corporation’s earnings, depending on the amount of the increase. During 2005, Frost Bank paid $1.1 million in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Anti-Money Laundering Initiatives and the USA Patriot Act
      A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as Cullen/Frost’s bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Legislative Initiatives
      From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Corporation cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost or any of its subsidiaries could have a material effect on the business of the Corporation.
Employees
       At December 31, 2005, the Corporation employed 3,386 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant
       The names, ages as of December 31, 2005, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

T.C. Frost Senior Chairman of the Board and Director	78	Officer and Director of Frost Bank since 1950. Chairman of the Board of Cullen/Frost from 1973 to October 1995. Member of the Executive Committee of Cullen/Frost from 1973 to present. Chief Executive Officer of Cullen/Frost from July 1977 to October 1997. Senior Chairman of Cullen/Frost from October 1995 to present.

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	59	Officer of Frost Bank since 1973. Executive Vice President of Frost Bank from 1978 to April 1985. President of Frost Bank from April 1985 to August 1993. Chairman of the Board and Chief Executive Officer of Frost Bank from August 1993 to present. Director and Member of the Executive Committee of Cullen/Frost from August 1993 to present. Chairman of the Board and Chief Operating Officer of Cullen/Frost from October 1995 to October 1997. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	45	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present. Member of the Executive Committee of Cullen/Frost from July 1997 to present.

Phillip D. Green Group Executive Vice President and Chief Financial Officer	51	Officer of Frost Bank since July 1980. Vice President and Controller of Frost Bank from January 1981 to January 1983. Senior Vice President and Controller of Frost Bank from January 1983 to July 1985. Senior Vice President and Treasurer of Cullen/Frost from July 1985 to April 1989. Executive Vice President and Treasurer of Cullen/Frost from May 1989 to October 1995. Executive Vice President and Chief Financial Officer of Cullen/Frost from October 1995 to July 1998. Senior Executive Vice President and Chief Financial Officer from July 1998 to May 2001. Group Executive Vice President and Chief Financial Officer from May 2001 to present.
      There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which such executive officer was or is to be selected as an officer.
Available Information
       Under the Securities Exchange Act of 1934, Cullen/Frost is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document Cullen/Frost files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Cullen/Frost files electronically with the SEC.

      Cullen/Frost makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, the Corporation has adopted and posted on its website a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. The Corporation’s website also includes its corporate governance guidelines and the charters for its audit committee, its compensation and benefits committee, and its corporate governance and nominating committee. The address for the Corporation’s website is http://www.frostbank.com. The Corporation will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

ITEM 1A.	RISK FACTORS
      An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.
      If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.
Risks Related To The Corporation’s Business

The Corporation Is Subject To Interest Rate Risk
      The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
      Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s management of interest rate risk.

The Corporation Is Subject To Lending Risk
      There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the State of Texas and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.
      As of December 31, 2005, approximately 80% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Corporation’s Allowance For Possible Loan Losses May Be Insufficient
      The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Corporation will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Allowance for Possible Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for possible loan losses.

The Corporation Is Subject To Environmental Liability Risk Associated With Lending Activities
      A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas
      The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Texas metropolitan areas of Austin, Boerne, Corpus Christi, Dallas, Fort Worth, Galveston, Harlingen, Houston, McAllen, New Braunfels, San Antonio and San Marcos. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates In A Highly Competitive Industry and Market Area
      The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.
      The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Corporation’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Corporation introduces new products and services relative to its competitors.

•	Customer satisfaction with the Corporation’s level of service.

•	Industry and general economic trends.

      Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation and Supervision
      The Corporation, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Corporation’s Controls and Procedures May Fail or Be Circumvented
      Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

New Lines of Business or New Products and Services May Subject The Corporation to Additional Risks
      From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue
      Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on Cullen/Frost’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from Frost Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Potential Acquisitions May Disrupt The Corporation’s Business and Dilute Stockholder Value
      The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to the Corporation’s business.

•	Potential diversion of the Corporation’s management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.
      The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s financial condition and results of operations.
      During 2005, the Corporation acquired Horizon Capital Bank (Houston market area) and announced definitive agreements to acquire Texas Community Bancshares, Inc. (Dallas market area) and Alamo Corporation of Texas (Rio Grande Valley market area). Details of these transactions are presented in Note 2 — Mergers and Acquisitions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.
The Corporation May Not Be Able To Attract and Retain Skilled People
      The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers.

The Corporation’s Information Systems May Experience An Interruption Or Breach In Security
      The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Continually Encounters Technological Change
      The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility
      From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact The Corporation’s Business
      Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. For example, during 2005, hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including communities where the Corporation conducts business. Operations in several of the Company’s markets were disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to the Company’s banking and operation facilities. While the impact of these hurricanes did not significantly affect the Corporation, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

Risks Associated With The Corporation’s Common Stock

The Corporation’s Stock Price Can Be Volatile
      Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Corporation.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Corporation and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
      General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.

The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies
      Although the Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE), the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

An Investment In The Corporation’s Common Stock Is Not An Insured Deposit
      The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you may lose some or all of your investment.

The Corporation’s Articles Of Incorporation, By-Laws and Shareholders Rights Plan As Well As Certain Banking Laws May Have An Anti-Takeover Effect
      Provisions of the Corporation’s articles of incorporation and by-laws, federal banking laws, including regulatory approval requirements, and the Corporation’s stock purchase rights plan could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.
Risks Associated With The Corporation’s Industry

The Earnings Of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions
      The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

Financial Services Companies Depend On The Accuracy And Completeness Of Information About Customers And Counterparties
      In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Corporation may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

Consumers May Decide Not To Use Banks To Complete Their Financial Transactions
      Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Corporation’s financial condition and results of operations.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None

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
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends
      The Corporation’s common stock is traded on The New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2005 and 2004 the high and low intra-day sales prices per share of Cullen/Frost’s common stock as reported by the NYSE and the cash dividends declared per share.

	2005		2004

Sales Price Per Share	High	Low	High	Low

First quarter	$48.97	$43.87	$43.47	$38.84

Second quarter	47.99	41.90	45.10	41.05

Third quarter	50.60	47.07	46.50	41.85

Fourth quarter	56.43	47.33	49.20	45.90

Cash Dividends Per Share	2005	2004

First quarter	$0.265	$0.240

Second quarter	0.300	0.265

Third quarter	0.300	0.265

Fourth quarter	0.300	0.265

Total	$1.165	$1.035

      As of December 31, 2005, there were 54,482,735 shares of the Corporation’s common stock outstanding held by 1,943 holders of record. The closing price per share of common stock on December 30, 2005, the last trading day of the Corporation’s fiscal year, was $53.68.
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

Stock-Based Compensation Plans
      Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2005, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 — Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Shares
	to be Issued Upon	Weighted-Average	Number of Shares
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants

Plans approved by shareholders	5,394,750	$34.61	3,206,400

Plans not approved by shareholders	—	—	—

Total	5,394,750	$34.61	3,206,400

Stock Repurchase Plans
      During 2005, the Corporation maintained a stock repurchase plan authorized by the Corporation’s board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation’s board of directors approved the current stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. Under the plan, during the 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. From the inception of the Plan through December 31, 2005, the Corporation has repurchased a total of 833.2 thousand shares under this plan at a cost of $39.9 million.
      The Corporation previously maintained a stock repurchase plan implemented in October 2003. This plan, which was completed in 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending in October 2005 in the open market or through private transactions. Under the plan, during 2003, the Corporation repurchased 267.9 thousand shares at a cost of $10.7 million. During 2004, the Corporation repurchased the remaining 932.1 thousand shares authorized under the plan at a cost of $39.7 million.
      The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2005.

					Maximum
					Number of
					Shares That May
				Total Number of	Yet Be Purchased
				Shares Purchased as	Under the Plans
	Total Number of		Average Price	Part of Publicly	at the End
Period	Shares Purchased		Paid Per Share	Announced Plans(1)	of the Period

October 1, 2005 to October 31, 2005	—		$—	—	1,266,800

November 1, 2005 to November 30, 2005	219	(2)	54.59	—	1,266,800

December 1, 2005 to December 31, 2005	265	(2)	55.36	—	1,266,800

Total	484		$55.01	—

(1)	Shares purchased under a stock repurchase plan authorized by the Corporation’s board of directors on April 29, 2004. Additional details related to this plan are set forth elsewhere in this section.

(2)	Includes repurchases made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

ITEM 6.	SELECTED FINANCIAL DATA
      The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2005. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2005 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts are in thousands, except per share data.

	Year Ended December 31,

	2005	2004	2003	2002	2001

Consolidated Statements of Income

Interest income:

Loans, including fees	$359,587	$249,612	$233,463	$265,514	$343,928

Securities	131,943	135,035	125,778	120,221	106,933

Interest-bearing deposits	150	63	104	172	200

Federal funds sold and resell agreements	18,147	8,834	9,601	3,991	9,784

Total interest income	509,827	393,544	368,946	389,898	460,845

Interest expense:

Deposits	78,934	39,150	37,406	55,384	118,699

Federal funds purchased and repurchase agreements	16,632	5,775	4,059	5,359	12,054

Junior subordinated deferrable interest debentures	14,908	12,143	8,735	8,735	8,735

Subordinated notes payable and other borrowings	8,087	5,038	4,988	6,647	5,531

Total interest expense	118,561	62,106	55,188	76,125	145,019

Net interest income	391,266	331,438	313,758	313,773	315,826

Provision for possible loan losses	10,250	2,500	10,544	22,546	40,031

Net interest income after provision for possible loan losses	381,016	328,938	303,214	291,227	275,795

Non-interest income:

Trust fees	58,353	53,910	47,486	47,463	48,784

Service charges on deposit accounts	78,751	87,415	87,805	78,417	70,534

Insurance commissions and fees	27,731	30,981	28,660	25,912	18,598

Other charges, commissions and fees	19,433	19,353	18,668	16,860	16,176

Net gain (loss) on securities transactions	19	(3,377)	40	88	78

Other	46,092	36,828	32,702	32,229	29,547

Total non-interest income	230,379	225,110	215,361	200,969	183,717

Non-interest expense:

Salaries and wages	166,059	158,039	146,622	139,227	138,347

Employee benefits	41,577	40,176	38,316	34,614	35,000

Net occupancy	31,107	29,375	29,286	28,883	29,419

Furniture and equipment	23,912	22,771	21,768	22,597	23,727

Intangible amortization	4,859	5,346	5,886	7,083	15,127

Restructuring charges	—	—	—	—	19,865

Other	99,493	89,323	84,157	79,738	78,172

Total non-interest expense	367,007	345,030	326,035	312,142	339,657

Income from continuing operations before income taxes and cumulative effect of accounting change	244,388	209,018	192,540	180,054	119,855

Income taxes	78,965	67,693	62,039	57,821	39,749

Income from continuing operations	165,423	141,325	130,501	122,233	80,106

Loss from discontinued operations, net of tax	—	—	—	(5,247)	(2,200)

Cumulative effect of change in accounting for derivatives, net of tax	—	—	—	—	3,010

Net income	$165,423	$141,325	$130,501	$116,986	$80,916

Selected Financial Data (continued)

	As of or for the Year Ended December 31,

	2005	2004	2003	2002	2001

Per Common Share Data

Basic:

Income from continuing operations	$3.15	$2.74	$2.54	$2.40	$1.55

Net income	3.15	2.74	2.54	2.29	1.57

Diluted:

Income from continuing operations	3.07	2.66	2.48	2.33	1.50

Net income	3.07	2.66	2.48	2.23	1.52

Cash dividends declared and paid	1.165	1.035	0.94	0.875	0.84

Book value	18.03	15.84	14.87	13.72	11.58

Common Shares Outstanding

Period-end	54,483	51,924	51,776	51,295	51,355

Weighted-average shares — basic	52,481	51,651	51,442	51,001	51,530

Dilutive effect of stock compensation	1,322	1,489	1,216	1,422	1,818

Weighted-average shares — diluted	53,803	53,140	52,658	52,423	53,348

Performance Ratios

Return on average assets:

Income from continuing operations	1.63%	1.47%	1.36%	1.46%	1.02%

Net income	1.63	1.47	1.36	1.40	1.03

Return on average equity:

Income from continuing operations	18.78	17.91	17.78	18.77	13.05

Net income	18.78	17.91	17.78	17.96	13.18

Net interest income to average earning assets	4.45	4.05	3.98	4.58	4.89

Dividend pay-out ratio	37.18	38.06	37.15	38.24	53.51

Balance Sheet Data

Period-end:

Loans	$6,085,055	$5,164,991	$4,590,746	$4,518,913	$4,518,608

Earning assets	10,197,059	8,891,859	8,132,479	7,709,980	6,811,284

Total assets	11,741,437	9,952,787	9,672,114	9,536,050	8,375,461

Non-interest-bearing demand deposits	3,484,932	2,969,387	3,143,473	3,229,052	2,669,829

Interest-bearing deposits	5,661,462	5,136,291	4,925,384	4,399,091	4,428,178

Total deposits	9,146,394	8,105,678	8,068,857	7,628,143	7,098,007

Long-term debt and other borrowings	415,422	377,677	255,845	271,257	284,152

Shareholders’ equity	982,236	822,395	770,004	703,790	594,919

Average:

Loans	$5,594,477	$4,823,198	$4,497,489	$4,536,999	$4,546,596

Earning assets	8,968,906	8,352,334	8,011,081	6,961,439	6,564,678

Total assets	10,143,245	9,618,849	9,583,829	8,353,145	7,841,823

Non-interest-bearing demand deposits	3,008,750	2,914,520	3,037,724	2,540,432	2,186,690

Interest-bearing deposits	5,124,036	4,852,166	4,539,622	4,353,878	4,364,667

Total deposits	8,132,786	7,766,686	7,577,346	6,894,310	6,551,357

Long-term debt and other borrowings	387,612	363,386	264,428	275,136	200,166

Shareholders’ equity	880,640	789,073	733,994	651,273	614,010

Asset Quality

Allowance for possible loan losses	$80,325	$75,810	$83,501	$82,584	$72,881
Allowance for possible loan losses to

period-end loans	1.32%	1.47%	1.82%	1.83%	1.61%

Net loan charge-offs	$8,921	$10,191	$9,627	$12,843	$30,415

Net loan charge-offs to average loans	0.16%	0.20%	0.21%	0.28%	0.67%

Non-performing assets	$38,927	$39,116	$52,794	$42,908	$37,430

Non-performing assets to:

Total loans plus foreclosed assets	0.64%	0.76%	1.15%	0.95%	0.83%

Total assets	0.33	0.39	0.55	0.45	0.45

Selected Financial Data (continued)

	As of or for the Year Ended December 31,

	2005	2004	2003	2002	2001

Consolidated Capital Ratios

Tier 1 risk-based capital ratio	12.33%	12.83%	11.41%	10.46%	10.14%

Total risk-based capital ratio	15.05	15.99	15.01	14.16	13.98

Leverage ratio	9.62	9.18	7.83	7.25	7.21

Average shareholders’ equity to average total assets	8.68	8.20	7.66	7.80	7.83
      The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2005 and 2004. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2005

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$146,446	$130,198	$120,260	$112,923

Interest expense	38,646	30,913	26,182	22,820

Net interest income	107,800	99,285	94,078	90,103

Provision for possible loan losses	2,950	2,725	2,175	2,400

Non-interest income(1)	56,553	58,054	57,733	58,039

Non-interest expense	95,078	91,992	89,450	90,487

Income before income taxes	66,325	62,622	60,186	55,255

Income taxes	21,408	20,167	19,502	17,888

Net income	$44,917	$42,455	$40,684	$37,367

Net income per common share:

Basic	$0.83	$0.81	$0.78	$0.72

Diluted	0.81	0.79	0.77	0.70

	Year Ended December 31, 2004

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$107,458	$99,993	$94,762	$91,331

Interest expense	19,570	16,017	13,520	12,999

Net interest income	87,888	83,976	81,242	78,332

Provision for possible loan losses	—	—	2,000	500

Non-interest income(2)	55,751	55,634	56,336	57,389

Non-interest expense	86,735	86,499	85,199	86,597

Income before income taxes	56,904	53,111	50,379	48,624

Income taxes	18,573	17,140	16,261	15,719

Net income	$38,331	$35,971	$34,118	$32,905

Net income per common share:

Basic	$0.74	$ 0.70	$ 0.67	$ 0.64

Diluted	0.71	0.68	0.65	0.62

(1)	Includes net gains on securities transactions of $19 thousand during the fourth quarter of 2005.

(2)	Includes net losses on securities transactions of $1.7 million and $1.6 million during the first and third quarters of 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Corporation’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses. See the Corporation’s Current Reports on Form 8-K filed with the SEC on September 2, 2005 and November 10, 2005.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Corporation’s organization, compensation and benefit plans.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Corporation’s success at managing the risks involved in the foregoing items.
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
      The Corporation considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Corporation’s financial statements. Accounting policies related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Corporation also considers accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which will materially impact the way the Corporation accounts for stock options beginning January 1, 2006. Critical accounting policies, and the Corporation’s procedures related to these policies, are described below. Also see Note 1 — Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
      Stock-based Compensation. The Corporation accounts for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the measurement date, which is generally the date of grant, no compensation expense is recognized on options granted. Compensation expense for stock awards is based on the market price of the stock on the measurement date, which is generally the date of grant, and is recognized ratably over the service period of the award.
      SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 13 — Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. The fair value of stock options granted was estimated at the measurement date, which is generally the date of grant, using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Corporation’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Corporation’s employee stock options.
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Share-Based Payment (Revised 2004).” Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Corporation on January 1, 2006. See Note 21 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report.
Overview
       The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2005 and 2004 and results of operations for each of the three years in the period ended December 31, 2005. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. None of the acquisitions had a material impact on the Corporation’s financial statements. See Note 2 — Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

      Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.
      Dollar amounts in tables are stated in thousands, except for per share amounts.
Results of Operations
       Net income totaled $165.4 million, or $3.07 diluted per common share, in 2005 compared to $141.3 million, or $2.66 diluted per common share, in 2004 and $130.5 million, or $2.48 diluted per common share, in 2003. Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2005	2004	2003

Taxable-equivalent net interest income	$398,938	$337,102	$318,945

Taxable-equivalent adjustment	7,672	5,664	5,187

Net interest income	391,266	331,438	313,758

Provision for possible loan losses	10,250	2,500	10,544

Non-interest income	230,379	225,110	215,361

Non-interest expense	367,007	345,030	326,035

Income before income taxes	244,388	209,018	192,540

Income taxes	78,965	67,693	62,039

Net income	$165,423	$141,325	$130,501

Earnings per common share:

Basic	$3.15	$2.74	$2.54

Diluted	3.07	2.66	2.48

Return on average assets	1.63%	1.47%	1.36%

Return on average equity	18.78	17.91	17.78
      Net income for 2005 increased $24.1 million, or 17.1%, compared to 2004. The increase was primarily due to a $59.8 million increase in net interest income and a $5.3 million increase in non-interest income. The impact of these items was partly offset by a $22.0 million increase in non-interest expense, a $11.3 million increase in income tax expense and a $7.8 million increase in the provision for possible loan losses. Net income for 2004 increased $10.8 million, or 8.3%, compared to 2003. The increase was primarily due to a $17.7 million increase in net interest income, a $9.7 million increase in non-interest income and an $8.0 million decrease in the provision for possible loan losses. The impact of these items was partly offset by a $19.0 million increase in non-interest expense and a $5.7 million increase in income tax expense.
      Details of the changes in the various components of net income are further discussed below.

Net Interest Income
       Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 62.9% of total revenue during 2005. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.
      The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2003 at 4.25% and decreased 25 basis points at the end of the second quarter and ended the year at 4.00%. During 2004, the prime rate increased 25 basis points at end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter and ended the year at 5.25%. During 2005, the prime interest rate increased 50 basis points in each of the four quarters to end the year at 7.25%. The federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner. It began 2003 at 1.25% and decreased 25 basis points at the end of the second quarter and ended the year at 1.00%. During 2004, the federal funds rate increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end the year at 2.25%. During 2005, the federal funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%.
      The Corporation’s balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Corporation expects the upward trend in the prime interest rate and the federal funds rate that began in 2004 to continue into the near future; however, there can be no assurance to that effect as fluctuations in market interest rates are dependent upon a variety of factors that are beyond the Corporation’s control. Further analysis of the components of the Corporation’s net interest margin is presented below.
      The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented on pages 108 and 109 of this report.

	2005 vs. 2004			2004 vs. 2003

	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$92	$(5)	$87	$(12)	$(29)	$(41)

Federal funds sold and resell agreements	11,563	(2,250)	9,313	3,871	(4,638)	(767)

Securities:

Taxable	1,334	(5,956)	(4,622)	(2,612)	11,269	8,657

Tax-exempt	(394)	2,777	2,383	220	734	954

Loans	55,385	55,745	111,130	(620)	16,892	16,272

Total earning assets	67,980	50,311	118,291	847	24,228	25,075

Savings and interest checking	1,782	137	1,919	60	114	174

Money market deposit accounts	18,471	5,179	23,650	952	2,955	3,907

Time accounts	9,339	987	10,326	(1,067)	(1,553)	(2,620)

Public funds	3,708	181	3,889	(67)	350	283

Federal funds purchased and repurchase agreements	5,340	5,517	10,857	3,007	(1,291)	1,716

Junior subordinated deferrable interest debentures	1,724	1,040	2,764	(2,132)	5,541	3,409

Subordinated notes payable and other notes	2,652	—	2,652	343	(14)	329

Federal Home Loan Bank advances	(11)	409	398	392	(672)	(280)

Total interest-bearing liabilities	43,005	13,450	56,455	1,488	5,430	6,918

Changes in net interest income	$24,975	$36,861	$61,836	$(641)	$18,798	$18,157

      Taxable-equivalent net interest income for 2005 increased $61.8 million, or 18.3%, compared to 2004. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin. The average volume of earning assets for 2005 increased $616.6 million compared to 2004. Over the same time frame, the net interest margin increased 40 basis points from 4.05% in 2004 to 4.45% in 2005. The increase in the net interest margin was primarily driven by an increase in the average yield on earning assets, which increased from 4.79% during 2004 to 5.77% during 2005. The increase in the average yield on earning assets was partly the result of the Corporation having a larger proportion of average earning assets invested in higher-yielding loans during 2005 compared to 2004. The increase was also partly due to the aforementioned increases in market interest rates. The average volume of loans, the Corporation’s primary category of earning assets, increased $771.3 million, or 16.0%, during 2005 compared to 2004. The average yield on loans was 6.46% during 2005 compared to 5.19% during 2004.
      Taxable-equivalent net interest income for 2004 increased $18.2 million, or 5.7%, compared to 2003. The increase in taxable-equivalent net interest income during 2004 compared to 2003 was primarily due to the combined effect of a $341.3 million increase in the average volume of earning assets and a 7 basis point increase in the net interest margin from 3.98% to 4.05%. Growth in average earning assets during 2004 was primarily in securities, which increased $279.4 million, or 10.4%, and loans, which increased $325.7 million, or 7.2%. These increases were partly offset by a $261.2 million, or 31.6%, decrease in average federal funds sold and resell agreements. The shift in the relative proportion of interest-earning assets to higher yielding loans and securities from federal funds sold and resell agreements combined with increases in market interest rates during 2004 helped improve the average yield on earning assets which, in turn, helped improve the Corporation’s net interest margin.

      During 2004 and 2003, the Corporation utilized dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a “similar” security rather than the identical security initially sold. The Corporation funded investments in federal funds sold and resell agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation was able to capitalize on the spread between the yield earned on federal funds sold and resell agreements and the cost of the dollar-roll repurchase agreements. The spread had a positive effect on the dollar amount of net interest income, which increased by approximately $989 thousand and $4.9 million during 2004 and 2003, respectively, as a result of the dollar-roll transactions. However, because the funds were invested in lower yielding federal funds sold and resell agreements, the dollar-roll transactions had a negative impact on the Corporation’s net interest margin. The Corporation was not a party to any dollar-roll transactions during 2005, while the average volume of dollar-roll transactions totaled $92.3 million in 2004 and $406.2 million in 2003. The average volume of federal funds sold and resell agreements totaled $521.7 million in 2005, decreasing from $564.3 million in 2004 and $825.5 million in 2003, due in part to the decline in the average volume of dollar-roll transactions. The decline in the relative proportion of these short-term investments to total average earning assets impacted the increase in the average yield on earning assets during 2005 and 2004.
      The table above, which presents changes in taxable-equivalent net interest income resulting from changes in the average volumes of earning assets and interest-bearing liabilities and changes in the average interest rates on those assets and liabilities, indicates that, despite the 7 basis point increase in the net interest margin during 2004 compared to 2003, changes in interest rates resulted in a decrease in net interest income of $641 thousand. This primarily resulted from the Corporation’s use of dollar-roll repurchase agreements. Of the total $3.0 million increase in interest expense on federal funds purchased and repurchase agreements due to changes in interest rates, or the rate variance, $2.1 million related to dollar-roll repurchase agreements.
      The average yield on securities was 4.84% during 2005 compared to 4.77% during 2004 and 4.87% during 2003. The average volume of securities decreased $111.6 million in 2005 compared to 2004 and increased $279.4 million in 2004 compared to 2003. The fluctuations in securities average balances during the comparable years were primarily in U.S. government agency securities. The decline in the average volume of securities during 2005 was primarily due to the use of available funds to support loan growth.
      Average deposits increased $366.1 million in 2005 compared to 2004 and increased $189.3 million in 2004 compared to 2003. The increase in average deposits over the comparable years was primarily related to growth in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits increased to 63.0% in 2005 from 62.5% in 2004 and 59.9% in 2003. The average cost of interest-bearing deposits and total deposits was 1.54% and 0.97% during 2005 compared 0.81% and 0.50% during 2004 and 0.82% and 0.49% during 2003. The increase in the average cost of interest-bearing deposits during 2005 compared to 2004 was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates. The decline in the average cost of interest-bearing deposits during 2004 compared to 2003 was partly the result of a shift in the relative proportion of interest-bearing deposits to lower-cost savings, interest checking and money market accounts from higher-cost time deposits.
      The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.83% in 2005 compared to 3.72% in 2004 and 3.69% in 2003. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.
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
Provision for Possible Loan Losses
       The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $10.3 million in 2005 compared to $2.5 million in 2004 and $10.5 million in 2003. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.
Non-Interest Income
       The components of non-interest income were as follows:

	2005	2004	2003

Trust fees	$58,353	$53,910	$47,486

Service charges on deposit accounts	78,751	87,415	87,805

Insurance commissions and fees	27,731	30,981	28,660

Other charges, commissions and fees	19,433	19,353	18,668

Net gain (loss) on securities transactions	19	(3,377)	40

Other	46,092	36,828	32,702

Total	$230,379	$225,110	$215,361

      Total non-interest income for 2005 increased $5.3 million, or 2.3%, compared to 2004 while total non-interest income for 2004 increased $9.7 million, or 4.5%, compared to 2003. Changes in the various components of non-interest income are discussed in more detail below.
      Trust Fees. Trust fee income for 2005 increased $4.4 million, or 8.2%, compared to 2004 while trust fee income for 2004 increased $6.4 million, or 13.5%, compared to 2003. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for 2005 and 71% of total trust fees for 2004 and 2003. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.
      The increase in trust fee income during 2005 compared to 2004 was primarily the result of increases in investment fees (up $2.8 million), oil and gas trust management fees (up $1.1 million) and custody fees (up $215 thousand). These increases were partly offset by a decrease in securities lending income (down $208 thousand). The increases in investment fees were primarily due to higher equity valuations during 2005 compared to 2004 and growth in overall trust assets and the number of trust accounts. The increase in oil and gas trust management fees was primarily related to higher market prices for these commodities.
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
      At December 31, 2005, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (43.8% of trust assets), fixed income securities (38.0% of trust assets) and cash equivalents (10.7% of trust assets). The estimated fair value of trust assets was $18.1 billion (including managed assets of $8.3 billion and custody assets of $9.8 billion) at December 31, 2005 compared to $17.1 billion (including managed assets of $7.8 billion and custody assets of $9.3 billion) at December 31,

2004 and $14.8 billion (including managed assets of $6.6 billion and custody assets of $8.2 billion) at December 31, 2003.
      Service Charges on Deposit Accounts. Service charges on deposit accounts for 2005 decreased $8.7 million, or 9.9%, compared to 2004. The decrease was primarily due to decreases in service charges on commercial accounts (down $7.7 million), service charges on consumer accounts (down $1.3 million) and overdraft/insufficient funds charges on commercial accounts (down $359 thousand). These decreases were partly offset by an increase in overdraft/insufficient funds charges on consumer accounts (up $567 thousand). The decreases in service charges on commercial accounts were primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates have trended upwards since the first quarter of 2004, deposit balances have become more valuable and are yielding a higher earnings credit rate relative to 2004. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees.
      Service charges on deposit accounts for 2004 did not significantly fluctuate compared to 2003 as a decrease in service charges on consumer accounts (down $2.6 million) was offset by increases in overdraft fees on consumer accounts (up $806 thousand), service charges on commercial accounts (up $789 thousand), point-of-sale income from check-card usage (up $410 thousand) and non-sufficient funds charges on consumer accounts (up $384 thousand). The decline in service charges on consumer accounts primarily resulted from the reduction of certain maintenance and transaction fees applicable to all types of consumer checking accounts effective October 4, 2003. The increase in overdraft fees on consumer accounts was primarily due to the expanded use of the Corporation’s overdraft courtesy product. The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from higher levels of billable services as well as a lower earnings credit rate.
      Insurance Commissions and Fees. Insurance commissions and fees for 2005 decreased $3.3 million, or 10.5%, compared to 2004. Commission revenues related to the employee benefits business in the Austin region have decreased compared to 2004 (down $3.4 million) due to the loss of certain revenue-producing employees and related business. Revenues related to the affected line of business made up approximately 4.5% of the total insurance commissions and fees reported for 2005 compared to 16.2% for 2004. The Corporation expects revenues related to this line of business to be negatively impacted by the loss of business for at least the near-term. During the second quarter of 2005, the Corporation recognized income, which is included in other non-interest income in the accompanying consolidated statements of income, of $2.4 million related to the net proceeds from the settlement of legal claims against certain of the former employees. Property and casualty revenues in the Austin region were also negatively impacted in 2005 compared to 2004 (down $1.6 million) by the loss of certain revenue-producing employees during the second half of 2004 and early 2005. The decrease in revenues from the Austin region during 2005 was partly offset by the additional commission income (up $2.0 million in 2005) related to an insurance agency acquired in the Dallas region during the third quarter of 2004. Additional information related to the acquisition of the insurance agency is presented in Note 2 — Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.
      Insurance commissions and fees for 2004 increased $2.3 million, or 8.1%, compared to 2003. The majority of the increase was related to higher commission income (up $1.5 million). Most of the increase (approximately $1.4 million) relates to the aforementioned insurance agency acquired during the third quarter of 2004. The increase in insurance commissions and fees during 2004 was also partly due to an increase in contingent commissions.
      Insurance commissions and fees include contingent commissions totaling $3.4 million during 2005 compared to $3.1 million during 2004 and $2.3 million during 2003. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.8 million, $2.3 million and $1.9 million during

2005, 2004 and 2003. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $584 thousand, $849 thousand and $495 thousand during 2005, 2004 and 2003.
      Other Charges, Commissions and Fees. Other charges, commissions and fees for 2005 did not significantly fluctuate compared to 2004. During 2005 compared to 2004, increases in letter of credit fees (up $959 thousand) and mutual fund fees (up $524 thousand) combined with an increase in the accelerated realization of deferred loan fees resulting from loan paydowns (up $325 thousand) were for the most part offset by a decrease in investment banking fees related to corporate advisory services (down $1.2 million), as well as decreases in various other categories of service charges and fees.
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
      Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $19.8 million during 2005. Net gains realized on sales of available-for-sale securities totaled $19 thousand during 2005. The Corporation realized a net loss on securities transactions of $3.4 million during 2004. During the third quarter of 2004, the Corporation sold $228.5 million (amortized cost) of callable U.S. government agency securities, which resulted in approximately $1.6 million of the net loss. After the sales, the Corporation had no callable U.S. government agency securities. The net loss on securities transactions also included a net loss of $1.7 million related to the sale of $366.4 million (amortized cost) of securities during the first quarter of 2004. The net loss was primarily related to $176.3 million (amortized cost) of securities sold in connection with a restructuring of the Corporation’s securities portfolio.
      Other Non-Interest Income. Other non-interest income increased $9.3 million, or 25.2%, in 2005 compared to 2004. The increase was impacted by the recognition of $2.4 million in income from the net proceeds from the settlement of legal claims against certain former employees who were employed within the employee benefits line of business in the Austin region of Frost Insurance Agency and $2.0 million in income realized from distributions from the sale of the PULSE EFT Association whereby the Corporation and other members of the Association received distributions based in part upon each member’s volume of transactions through the PULSE network. Also contributing to the increase were increases in income from check card usage (up $2.0 million), lease rental income (up $1.1 million), earnings on cashier’s check balances (up $1.1 million) and gains realized on sales of student loans (up $822 thousand). The impact of these items was partly offset by decreases in mineral interest income (down $499 thousand) and income from securities trading activities (down $356 thousand). Also, during 2004, other non-interest income included $1.1 million in non-recurring income related to the termination and settlement of an operational contract.
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

Non-Interest Expense
       The components of non-interest expense were as follows:

	2005	2004	2003

Salaries and wages	$166,059	$158,039	$146,622

Employee benefits	41,577	40,176	38,316

Net occupancy	31,107	29,375	29,286

Furniture and equipment	23,912	22,771	21,768

Intangible amortization	4,859	5,346	5,886

Other	99,493	89,323	84,157

Total	$367,007	$345,030	$326,035

      Total non-interest expense for 2005 increased $22.0 million, or 6.4%, compared to 2004 while total non-interest expense for 2004 increased $19.0 million, or 5.8%, compared to 2003. Changes in the various components of non-interest expense are discussed below.
      Salaries and Wages. Salaries and wages expense for 2005 increased $8.0 million, or 5.1%, compared to 2004. The increase was partly related to normal, annual merit increases, an increase in headcount and an increase in the incentive compensation accrual. The increase was also partly due to increases in stock-based compensation expense for non-vested stock awards (up $609 thousand) and overtime expenses (up $473 thousand). The increase in salaries and wages expense was partly offset by decreases in salaries and wages related to Frost Insurance Agency. Salaries and wages for Frost Insurance Agency were down due to a decrease in commissions paid because of lower insurance revenues and a decrease in headcount.
      Salaries and wages for 2004 increased $11.4 million, or 7.8%, compared to 2003. The increase was primarily related to salary increases, both merit-based and market-driven, increases in headcount and increased commissions related to higher insurance revenues associated with Frost Insurance Agency.
      Employee Benefits. Employee benefits expense for 2005 increased $1.4 million, or 3.5%, compared to 2004. The increase was primarily due to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $1.0 million) and payroll taxes (up $595 thousand), partly offset by a decrease in expense related to the Corporation’s defined benefit retirement and restoration plans (down $328 thousand).
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
      The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. Employee benefits expense related to the defined benefit retirement and restoration plans totaled $1.9 million in 2005, $2.3 million in 2004 and $3.1 million in 2003. Future expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets.
      For additional information related to the Corporation’s employee benefit plans, see Note 13 — Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.
      Net Occupancy. Net occupancy expense for 2005 increased $1.7 million, or 5.9%, compared to 2004. The increase was primarily related to increases in utilities expenses (up $740 thousand) and depreciation expense related to buildings (up $432 thousand), a decrease in rental income (down $231 thousand) and increases in various other categories of occupancy expense. These increases were partly offset by a decrease in depreciation expense related to leasehold improvements (down $276 thousand), as well as decreases in various other categories of occupancy expense.
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
      Furniture and Equipment. Furniture and equipment expense for 2005 increased $1.1 million, or 5.0%, compared to 2004. The increase was primarily due to increases in software maintenance (up $902 thousand) and depreciation expense related to furniture and fixtures (up $473 thousand) partly offset by a decrease in software amortization expense (down $265 thousand).
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
      Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization for 2005 decreased $487 thousand, or 9.1%, compared to 2004 primarily due to the completion of the amortization for certain intangible assets. The decrease was partly offset by additional amortization related to intangible assets recorded during the fourth quarter of 2005 in connection with the acquisition of Horizon Capital Bank. Intangible amortization for 2004 decreased $540 thousand, or 9.2%, compared to 2003. The decrease was primarily related to the completion of the amortization of certain intangible assets, partly offset by additional amortization related to intangible assets recorded during the third quarter of 2004 in connection with the acquisition of an insurance agency. See Note 7 — Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.
      During the second quarter of 2005, the Corporation wrote-off certain customer relationship intangibles totaling $147 thousand and goodwill totaling $2.0 million in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency. Gross settlement proceeds of $4.5 million were reduced by the write-off of these assets in the determination of the $2.4 million net proceeds recognized in the settlement. See the analysis of other non-interest income in the section captioned “Non-Interest Income” included elsewhere in this discussion.
      Other Non-Interest Expense. Other non-interest expense for 2005 increased $10.2 million, or 11.4%, compared to the same period in 2004. Significant components of the increase during 2005 included increases in professional service expense (up $1.8 million), advertising/promotions expenses (up $1.6 million), donations (up $1.0 million), depreciation expense related to property leased to customers (up $852 thousand), travel expenses (up $850 thousand) and meals and entertainment expenses (up $725 thousand). These expenses were partially offset by lower business development expense (down $399 thousand), bank service charges (down $256 thousand), property taxes on foreclosed assets (down $187 thousand), and federal reserve service charges (down $162 thousand).
      Other non-interest expense for 2004 increased $5.2 million, or 6.1%, compared to 2003. Significant components of the increase included increases in insurance expense related to director and officer liability policies (up $1.6 million), advertising/promotional expenses (up $1.2 million), expenses related to property leased to customers (up $1.0 million), outside computer services expenses (up $410 thousand), business development expenses (up $286 thousand), meals and entertainment (up $257 thousand) and travel (up $237 thousand). The impact of these items was partly offset by decreases in various components of other non-

interest expense. Components with significant decreases included legal and professional fees (down $578 thousand).
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

	2005	2004	2003

Banking	$159,177	$137,744	$128,329

Financial Management Group	16,666	10,997	7,801

Non-Banks	(10,420)	(7,416)	(5,629)

Consolidated net income	$165,423	$141,325	$130,501

Banking
      Net income for 2005 increased $21.4 million, or 15.6%, compared to 2004. The increase was primarily the result of a $53.6 million increase in net interest income partly offset by a $15.5 million increase in non-interest expense, a $8.5 million increase in income taxes and a $7.7 million increase in the provision for possible loan losses. Net income for 2004 increased $9.4 million, or 7.3%, compared to 2003. The increase was primarily the result of a $19.6 million increase in net interest income, a $8.0 million decrease in the provision for possible loan losses and a $3.6 million increase in non-interest income. The impact of these items was partly offset by a $16.3 million increase in non-interest expense.
      Net interest income for 2005 increased $53.6 million, or 15.8%, compared to 2004 while net interest income for 2004 increased $19.6 million, or 6.2%, compared to 2003. The increases primarily resulted from increases in the average volume of earning assets combined with increases in the net interest margin, resulting primarily from a general increase in market interest rates. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
      The provision for possible loan losses for 2005 totaled $10.2 million compared to $2.5 million in 2004 and $10.5 million in 2003. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.
      Non-interest income for 2005 decreased $503 thousand, or 0.3%, compared to 2004. Non-interest income for 2004 included a $3.4 million net loss on securities transactions. Excluding the net loss, non-interest income would have decreased $3.9 million. This effective decrease was primarily due to decreases in service charges on deposit accounts and insurance commissions and fees partly offset by an increase in other non-interest income. Non-interest income for 2004 increased $3.6 million, or 2.3%, compared to 2003. The increase was primarily due to increases in other income and insurance commissions and fees partly offset by a $3.4 million net loss on securities transactions. See the analysis of service charges on deposit accounts, insurance commissions and fees and other non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
      Non-interest expense for 2005 increased $15.5 million, or 5.4%, compared to 2004. The increase was primarily related to increases in salaries and wages, employee benefits expense and other non-interest expense. Combined, salaries and wages and employee benefits during 2005 increased $6.9 million compared to 2004. This increase was primarily the result of normal, annual merit increases, as well as increases in headcount, the incentive compensation accrual, stock-based compensation expense for non-vested stock awards, overtime, expenses related to the Corporation’s employee benefit plans and payroll taxes. The increase in salaries and wages expense during 2005 was partly offset by a decrease in salaries and wages related to Frost Insurance Agency due to a decrease in commissions paid because of lower insurance revenues and a decrease in headcount. Other non-interest expense increased $6.2 million, or 9.6%, primarily due to increases in professional service expenses, advertising/promotional expenses, donations, depreciation expense related to property leased to customers, travel expenses and meals and entertainment expense, among other things. Non-interest expense for 2004 increased $16.3 million, or 6.0%, compared to 2003. The increase was primarily related to increases in salaries and wages, employee benefits and other non-interest expense. Combined, salaries and wages and employee benefits for 2004 increased $10.9 million from 2003. The increases were primarily the result of merit-based and market-driven salary increases, increased commissions related to higher insurance revenues, increased headcount, increased payroll taxes and increased medical insurance expenses. The increase in other non-interest expense was primarily due to increases in insurance expense related to director and officer liability policies, advertising/promotional expense and expenses related to property leased to customers, among other things. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.
      Frost Insurance Agency, which is included in the Banking segment, had gross commission revenues of $28.1 million in 2005 compared to $31.4 million in 2004 and $29.1 million in 2003. Insurance commission revenues decreased $3.3 million, or 10.5%, during 2005 compared to 2004. The decrease during 2005 compared to 2004 was primarily the result of lower commissions in the Austin region due to the loss of certain revenue-producing employees and increased competition. The decrease in commissions in the Austin region was partly offset by additional commission income related to an insurance agency acquired in the Dallas region during the third quarter of 2004. Insurance commission revenues increased $2.3 million, or 8.0%, in 2004, compared to 2003. Revenue growth during 2004 compared to 2003 was partly due to the acquisition of insurance agencies during the third quarter of 2004 and the first quarter of 2003. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)
      Net income for 2005 increased $5.7 million, or 51.6%, compared to 2004. The increase was primarily due to a $9.0 million increase in net interest income and a $6.1 million increase in non-interest income partly offset by a $6.3 million increase in non-interest expense and a $3.1 million increase in income taxes. Net income for 2004 increased $3.2 million, or 41.0%, compared to 2003. The increase was primarily due to a $6.5 million increase in non-interest income and a $1.5 million increase in net interest income partly offset by a $3.0 million increase in non-interest expense and a $1.7 million increase in income taxes.
      Net interest income for 2005 increased $9.0 million, or 179.7% compared to 2004. The increase resulted from a higher average volume of repurchase agreements as well as an increase in average market interest rates, which impacted the funds transfer price paid on FMG’s repurchase agreements. Net interest income for 2004 increased $1.5 million, or 41.3%, compared to 2003 primarily due to a higher interest rate environment during 2004.
      Non-interest income for 2005 increased $6.1 million, or 9.5%, compared to 2004 while non-interest income for 2004 increased $6.5 million, or 11.1%, compared to 2003. The increases were primarily due to increases in trust fees (up $4.6 million in 2005 and $6.5 million in 2004).
      Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for 2005 and 71% of total trust fees for 2004 and 2003. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG has experienced an increasing trend in investment fees since 2003 primarily due to higher equity valuations and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.
      Non-interest expense for 2005 increased $6.3 million, or 12.0%, compared to 2004 while non-interest expense for 2004 increased $3.0 million, or 6.0%, compared to 2003. The increases were primarily due to increases in other non-interest expense and salaries and wages and employee benefits. The increase in other non-interest expense (up $3.9 million in 2005 and $690 thousand in 2004) was primarily due to general increases in the various components of other non-interest expense, including cost allocations. The increase in salaries and wages and employee benefits (combined up $2.4 million in 2005 and $2.4 million in 2004) were primarily the result of normal, annual merit increases, increases in headcount and increases in expenses related to employee benefit plans and payroll taxes.

Non-Banks
      The net loss for the Non-Banks segment increased $3.0 million during 2005 compared to 2004. The increase was primarily due to a decrease in net interest income due in part to the variable-rate junior subordinated deferrable interest debentures issued in February 2004. As market interest rates have increased, the Non-Banks segment has experienced a corresponding increase in interest cost related to this debt. Additionally, 2004 did not include a full year of interest cost related to this debt as it was issued during the first quarter of that year. The net loss for the Non-Banks segment increased $1.8 million during 2004 compared to 2003. The higher loss resulted from a decrease in net interest income during 2004. The decrease in net interest income resulted from the added interest cost of the junior subordinated deferrable interest debentures issued during the first quarter, the proceeds of which were deposited in a demand account at Frost Bank.
Income Taxes
       The Corporation recognized income tax expense of $79.0 million, for an effective tax rate of 32.3% for 2005 compared to $67.7 million, for an effective rate of 32.4%, in 2004 and $62.0 million, for an effective rate of 32.2%, in 2003. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.
Sources and Uses of Funds
       The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $10.1 billion in 2005 compared to $9.6 billion in 2004 and $9.6 billion in 2003.

	2005	2004	2003

Sources of Funds:

Deposits:

Non-interest-bearing	29.7%	30.3%	31.7%

Interest-bearing	50.5	50.4	47.3

Federal funds purchased and repurchase agreements	6.0	5.9	8.9

Long-term debt and other borrowings	3.8	3.8	2.8

Other non-interest-bearing liabilities	1.3	1.4	1.7

Equity capital	8.7	8.2	7.6

Total	100.0%	100.0%	100.0%

Uses of Funds:

Loans	55.1%	50.1%	46.9%

Securities	28.1	30.8	27.9

Federal funds sold, resell agreements and other interest-earning assets	5.2	5.9	8.7

Other non-interest-earning assets	11.6	13.2	16.5

Total	100.0%	100.0%	100.0%

      Deposits continue to be the Corporation’s primary source of funding. Although trending down as a percentage of total funding sources, non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 37.0% of total average deposits in 2005 compared to 37.5% in 2004 and 40.1% in 2003. The decrease in the relative proportion of non-interest-bearing deposits to total deposits was partly due to decreases in average correspondent bank deposits (see related information regarding this decrease in the section captioned “Deposits” included elsewhere in this discussion). Federal funds purchased and repurchase agreements fluctuated in relative proportion during the comparable periods in part due to the use of dollar-roll repurchase agreements to leverage earning assets, primarily federal funds sold and resell agreements (see the section captioned “Net Interest Income” included elsewhere in this discussion).
      The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets. Average loans increased $771.3 million, or 16.0%, in 2005 compared to 2004 and $325.7 million, or 7.2%, in 2004 compared to 2003 partly due to improved loan demand that appears to be the result of improved economic conditions and the movement of business from other lenders to the Corporation. Additionally, the Corporation acquired $326.3 million in loans in connection with the acquisition of Horizon Capital Bank during the fourth quarter of 2005. See additional information regarding the Corporation’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.
Loans
Year-end loans were as follows:

		Percentage
	2005	of Total	2004	2003	2002	2001

Commercial and industrial:

Commercial	$2,610,178	42.9%	$2,361,052	$2,081,631	$2,048,089	$1,901,621

Leases	148,750	2.4	114,016	77,909	57,642	35,242

Asset-based	41,288	0.7	34,687	36,683	49,819	48,584

Total commercial and industrial	2,800,216	46.0	2,509,755	2,196,223	2,155,550	1,985,447

Real estate:

Construction:

Commercial	590,635	9.7	419,141	349,152	315,340	373,431

Consumer	87,746	1.4	37,234	23,399	45,152	44,623

Land:

Commercial	301,907	5.0	215,148	178,022	158,271	128,782

Consumer	10,369	0.2	3,675	5,169	8,231	7,040

Commercial mortgages	1,409,811	23.2	1,185,431	1,102,138	1,050,957	994,485

1-4 family residential mortgages	95,032	1.5	86,098	113,756	179,077	244,897

Home equity and other consumer	460,941	7.6	387,864	292,255	276,429	278,849

Total real estate	2,956,441	48.6	2,334,591	2,063,891	2,033,457	2,072,107

Consumer:

Indirect	2,418	—	3,648	8,358	25,262	65,217

Student loans held for sale	51,189	0.8	63,568	58,280	43,430	102,887

Other	265,038	4.4	247,025	246,173	245,760	243,012

Other	27,201	0.5	21,819	28,962	23,295	54,943

Unearned discount	(17,448)	(0.3)	(15,415)	(11,141)	(7,841)	(5,005)

Total	$6,085,055	100.0%	$5,164,991	$4,590,746	$4,518,913	$4,518,608

      Overview. Loans totaled $6.1 billion at December 31, 2005 increasing $920.1 million, or 17.8%, compared to December 31, 2004. During 2005, the Corporation acquired $326.3 million in loans in connection with the acquisition of Horizon Capital Bank. Excluding these acquired loans, total loans increased

$593.8 million, or 11.5%. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased 18.5% from December 31, 2004.
      The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.0% and 48.6% of total loans while real estate loans made up 48.6% and 45.2% of total loans at December 31, 2005 and 2004, respectively. Real estate loans include both commercial and consumer balances. Of the $326.3 million of loans acquired in connection with the acquisition of Horizon Capital Bank, approximately 20% were commercial and industrial loans and approximately 74% were real estate loans.
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
      Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower may be unpredictable and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
      Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2005, approximately half of the Corporation’s commercial real estate loans were secured by owner-occupied properties.
      From time to time, the Corporation may originate loans to developers and builders that are secured by non-owner occupied properties. In such cases, the Corporation generally requires the borrower to have had an existing relationship with the Corporation and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
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
      Commercial and Industrial Loans. Commercial and industrial loans increased $290.5 million, or 11.6% from $2.5 billion at December 31, 2004 to $2.8 billion at December 31, 2005. During 2005, the Corporation acquired approximately $66 million of commercial and industrial loans in connection with the acquisition of Horizon Capital Bank. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.
      Industry Concentrations. As of December 31, 2005 and 2004, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2005 and 2004:

	2005	2004

Industry concentrations:

Energy	7.3%	7.6%

Medical services	5.6	5.5

Building construction	3.9	4.0

Services	3.6	4.2

Legal services	3.2	3.2

Manufacturing, other	3.2	2.8

General and specific trade contractors	3.0	3.5

Public finance	2.8	3.2

Restaurants	2.5	2.9

All other (35 categories in 2005 and 2004)	64.9	63.1

Total loans	100.0%	100.0%

      The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2005	2004

Energy loans:

Production	$307,709	$210,879

Service	117,255	76,622

Traders	8,271	51,504

Manufacturing	11,557	35,552

Refining	—	15,582

Total energy loans	$444,792	$390,139

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

	2005			2004

		Period-End Balances			Period-End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large credit relationships:

$20.0 million and greater	57	$1,656,205	$843,163	48	$1,355,958	$704,276

$10.0 million to $19.9 million	120	1,659,324	987,644	87	1,263,806	744,059
      Growth in outstanding balances related to credit relationships in excess of $20.0 million resulted from an increase in commitments. Approximately 80% of the increase in these commitments was related to the expansion of previously existing credit relationships with the remainder related to newly developed credit relationships. The average commitment in excess of $20 million per large credit relationship did not significantly fluctuate and totaled $29.1 million at December 31, 2005 and $28.2 million at December 31, 2004. The average outstanding balance per large credit relationship in excess of $20.0 million totaled $14.8 million at December 31, 2005 and $14.7 million at December 31, 2004.
      Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $331.6 million at December 31, 2005, increasing from $214.9 million at December 31, 2004. At December 31, 2005, 55.9% of outstanding purchased SNCs was related to the energy industry, 14.2% of outstanding SNCs was related to the beer and liquor distribution industry and 11.5% was related to the restaurant industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to

24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2005			2004

		Period-End Balances			Period-End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Purchased shared national credits:

$20.0 million and greater	13	$320,292	$155,896	8	$183,250	$81,835

$10.0 million to $19.9 million	19	283,015	152,568	18	247,805	111,654
      Real Estate Loans. Real estate loans totaled $3.0 billion at December 31, 2005, an increase of $621.9 million, or 26.6%, compared to $2.3 billion at December 31, 2004. During 2005, the Corporation acquired approximately $240 million of real estate loans in connection with the acquisition of Horizon Capital Bank. Commercial real estate loans totaled $2.3 billion, or 77.9% of total real estate loans, at December 31, 2005 and $1.8 billion or 77.9% of total real estate loans, at December 31, 2004. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.
      The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the property is located. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2005 and 2004:

	2005	2004

Property type:

Office building	16.9%	18.3%

Office/warehouse	15.3	15.3

1-4 family	8.5	8.9

Medical offices and services	6.5	6.7

Retail	6.4	6.7

Non-farm/nonresidential	3.4	4.3

All other	43.0	39.8

Total commercial real estate loans	100.0%	100.0%

Geographic region:

Houston	28.7%	25.9%

San Antonio	20.9	20.3

Fort Worth	19.1	21.2

Dallas	11.7	10.0

Austin	9.0	10.1

Corpus Christi	6.3	7.0

Rio Grande Valley	4.3	5.5

Total commercial real estate loans	100.0%	100.0%

      Consumer Loans. The consumer loan portfolio, including all consumer real estate, totaled $972.7 million at December 31, 2005, increasing $143.6 million, or 17.3%, from $829.1 million at December 31, 2004. However, excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $148.3 million, or 21.9%, from December 31, 2004.

      As the following table illustrates as of year-end, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	2005	2004

Construction	$87,746	$37,234

Land	10,369	3,675

Home equity loans	237,789	228,143

Home equity lines of credit	78,401	64,863

Other consumer real estate	144,751	94,858

Total consumer real estate	559,056	428,773

Consumer non-real estate	265,038	247,025

Student loans held for sale	51,189	63,568

Indirect	2,418	3,648

1-4 family residential mortgages	95,032	86,098

Total consumer loans	$972,733	$829,112

      Consumer real estate loans, excluding 1-4 family mortgages, increased $130.3 million, or 30.4%, from December 31, 2004. Home equity loans were first permitted in the State of Texas beginning January 1, 1998. During September 2003, Texas voters approved an amendment to the Texas constitution that permitted financial institutions to offer home equity lines of credit. As a result, the Corporation added home equity lines of credit to its loan offerings and began originating such lines in the fourth quarter of 2003. Combined, home equity loans and lines of credit made up 56.6% and 68.3% of the consumer real estate loan total at December 31, 2005 and 2004. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.
      The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.
      The Corporation primarily originates student loans for resale. Accordingly, these loans are considered “held for sale.” Student loans are included in total loans in the consolidated balance sheet. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period. The Corporation sold approximately $73.2 million of student loans during 2005 compared to $55.9 million during 2004 and $49.0 million during 2003.
      The indirect consumer loan segment has continued to decrease since the Corporation’s decision to discontinue originating these types of loans during 2000. As of December 31, 2005, the majority of the portfolio was comprised of purchased home improvement and home equity loans.
      The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. This portfolio will continue to decline due to the decision to withdraw from the mortgage origination business. 1-4 family residential mortgage loans increased approximately $8.9 million, or 10.4%, during 2005 compared to 2004 as a result of loans acquired in connection with the acquisition of Horizon Capital Bank.
      Foreign Loans. The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2005 or 2004.

      Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans, student loans and unearned discounts, at December 31, 2005. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

		After One,
	Due in One	but Within	After Five
	Year or Less	Five Years	Years	Total

Commercial and industrial	$1,398,312	$1,205,734	$196,170	$2,800,216

Real estate construction	291,752	238,067	148,562	678,381

Commercial real estate and land	257,434	859,791	594,493	1,711,718

Consumer and other	127,007	207,069	431,891	765,967

Total	$2,074,505	$2,510,661	$1,371,116	$5,956,282

Loans with fixed interest rates	$590,223	$802,609	$841,153	$2,233,985

Loans with floating interest rates	1,484,282	1,708,052	529,963	3,722,297

Total	$2,074,505	$2,510,661	$1,371,116	$5,956,282

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
Non-Performing Assets and Potential Problem Loans
       Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2005	2004	2003	2002	2001

Non-accrual loans:

Commercial and industrial	$25,556	$27,089	$35,914	$19,878	$23,552

Real estate	4,963	2,471	10,766	7,167	7,231

Consumer and other	2,660	883	771	7,816	2,413

Total non-accrual loans	33,179	30,443	47,451	34,861	33,196

Restructured loans	—	—	—	—	—

Foreclosed assets:

Real estate	4,403	7,369	5,054	8,005	4,094

Other	1,345	1,304	289	42	140

Total foreclosed assets	5,748	8,673	5,343	8,047	4,234

Total non-performing assets	$38,927	$39,116	$52,794	$42,908	$37,430

Ratio of non-performing assets to:

Total loans and foreclosed assets	0.64%	0.76%	1.15%	0.95%	0.83%

Total assets	0.33	0.39	0.55	0.45	0.45

Accruing past due loans:

30 to 89 days past due	$32,908	$20,895	$24,419	$30,766	$35,549

90 or more days past due	7,921	5,231	14,462	9,081	13,601

Total accruing past due loans	$40,829	$26,126	$38,881	$39,847	$49,150

Ratio of accruing past due loans to total loans:

30 to 89 days past due	0.54%	0.41%	0.53%	0.68%	0.79%

90 or more days past due	0.13	0.10	0.32	0.20	0.30

Total accruing past due loans	0.67%	0.51%	0.85%	0.88%	1.09%

      Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2005 were down slightly from December 31, 2004. During 2005, a decrease in foreclosed assets and non-accrual commercial and industrial loans was mostly offset by an increase in non-accrual real estate loans and consumer loans.
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
      The after-tax impact (based on a 35% marginal tax rate) of lost interest from non-performing assets was approximately $1.8 million in 2005 compared to $1.6 million in 2004 and $1.5 million in 2003.
      Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2005, the Corporation had $12.1 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2005, potential problem loans consisted of four credit relationships. Of the total outstanding balance at December 31, 2005, approximately 71% related to a customer in the insurance industry, approximately 11% related to a customer in the software industry, approximately 10% related to a customer that operates consumer services facilities and the remainder related to a customer that operates as a wholesaler/retailer of agricultural products. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.
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
      Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Corporation calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Corporation’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, real estate loans, consumer loans and 1-4 family residential mortgages.
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
      The table below provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2005		2004		2003		2002		2001

	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for	of Loans	for	of Loans	for	of Loans	for	of Loans	for	of Loans
	Possible	in each	Possible	in each	Possible	in each	Possible	in each	Possible	in each
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans

Commercial and industrial	$50,357	45.7%	$49,696	48.4%	$42,504	47.6%	$45,618	47.6%	$35,490	43.9%

Real estate	16,378	48.6	12,393	45.1	19,752	45.0	13,928	44.9	13,376	45.8

Consumer	5,303	5.2	4,436	6.1	3,920	6.8	4,609	7.0	13,175	9.1

Other	1,556	0.5	1,081	0.4	1,217	0.6	1,801	0.5	571	1.2

Unallocated	6,731	—	8,204	—	16,108	—	16,628	—	10,269	—

Total	$80,325	100.0%	$75,810	100.0%	$83,501	100.0%	$82,584	100.0%	$72,881	100.0%

      During 2005, the reserve allocation related to real estate loans increased compared to 2004 primarily due to growth in the real estate loan portfolio combined with an increase in the level of criticized loans. The overall growth in real estate loans included growth in several of the higher-risk categories of real estate loans, which resulted in higher reserve allocations to compensate for the additional concentration risk. The increase in the reserve allocation for commercial and industrial loans during 2005 compared to 2004 was primarily due to an increase in the level of criticized loans combined with growth in the commercial and industrial loan portfolio. The growth in real estate and commercial and industrial loans as well as the level of criticized loans in these portfolios resulted in an increase in historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends. The increases in reserves allocated in accordance with SFAS 5 for all types of loans were impacted by a reduction in the relative percentage by which the historical valuation allowances are adjusted to compensate for current qualitative risk factors. Specific valuation allowances related to commercial and industrial loans determined in accordance with SFAS 114 decreased approximately $2.1 million in 2005 compared to 2004. Specific valuation allowances for other types of loans were not significant at December 31, 2005 and 2004.
      During 2004, reserve allocations for commercial and industrial loans increased compared to 2003 despite a decline in the level of criticized loans. The increase in reserve allocations was the result of portfolio growth and increases in historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends. Specific valuation allowances related to commercial and industrial loans determined in accordance with SFAS 114 decreased in 2004 compared to 2003. The reserve allocations related to real estate loans increased in 2003 primarily due to increases in specific valuation allowances. These allocations were reduced in 2004 as many of the loans were repaid, charged-off or reclassified due to improved performance. The reserve allocations for commercial loans were increased in 2002 in response to the softening economy during 2001. Also, during 2002 the Corporation assessed the impact on consumer loan losses of the decision in 2000 to exit indirect consumer lending. Since exiting indirect lending, consumer loan losses have declined significantly. In response to this decline in loan losses, the consumer reserve allocation was reduced in line with the lower risk in the consumer portfolio.
      The unallocated reserve increased in 2001 and 2002 in response to deterioration in the economy, which was exacerbated by the terrorist attacks of September 11, 2001. The deteriorating economic conditions helped create a higher risk environment for loan portfolios. The Corporation responded to this higher risk environment by increasing unallocated reserves based on risk factors thought to increase with the slowing economy. During 2004, improving economic conditions appeared to reduce the overall risk environment for loan portfolios. Furthermore, the Corporation began to experience positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. As a result, the level of unallocated reserve was decreased in 2004 through a reduction in the provision for loan losses, as further discussed below, and a reallocation of amounts to commercial and industrial loans as discussed above.
      Activity in the allowance for possible loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

	2005	2004	2003	2002	2001

Balance of allowance for possible

loan losses at beginning of year	$75,810	$83,501	$82,584	$72,881	$63,265

Provision for possible loan losses	10,250	2,500	10,544	22,546	40,031

Allowance for possible loan losses acquired	3,186	—	—	—	—

Charge-offs:

Commercial and industrial	(8,448)	(12,570)	(11,627)	(13,112)	(32,074)

Real estate	(531)	(2,724)	(1,607)	(2,249)	(336)

Consumer and other	(6,126)	(4,721)	(3,761)	(3,363)	(4,370)

Total charge-offs	(15,105)	(20,015)	(16,995)	(18,724)	(36,780)

Recoveries:

Commercial and industrial	2,409	6,219	5,581	3,940	3,658

Real estate	351	718	272	452	917

Consumer and other	3,424	2,887	1,515	1,489	1,790

Total recoveries	6,184	9,824	7,368	5,881	6,365

Net charge-offs	(8,921)	(10,191)	(9,627)	(12,843)	(30,415)

Balance at end of year	$80,325	$75,810	$83,501	$82,584	$72,881

Net charge-offs as a percentage of average loans	0.16%	0.20%	0.21%	0.28%	0.67%

Allowance for possible loan losses as a percentage of year-end loans	1.32	1.47	1.82	1.83	1.61

Allowance for possible loan losses as a percentage of year-end non-accrual loans	242.1	249.0	176.0	236.9	219.5

Average loans outstanding during the year	$5,594,477	$4,823,198	$4,497,489	$4,536,999	$4,546,596

Loans outstanding at year-end	6,085,055	5,164,991	4,590,746	4,518,913	4,518,608

Non-accrual loans outstanding at year-end	33,179	30,443	47,451	34,861	33,196
      As stated above, the provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $7.8 million in 2005 to $10.3 million compared to $2.5 million in 2004 and decreased $8.0 million in 2004 compared to $10.5 million in 2003. The provision for possible loan losses increased in 2005 in part due to an increase in the level of criticized loans. The increase in the provision was also partly due to the overall growth in the loan portfolio. During 2004, the lower provision levels reflect the fact that the Corporation was experiencing positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. The Corporation did not record a provision for possible loan losses in the third or fourth quarters of 2004 primarily due to a reduction in the overall level of criticized loans. During

2003, higher provisions were considered necessary due to the relative economic conditions prevailing at the time.
      Net charge-offs in 2005 decreased $1.3 million compared to 2004 while net charge-offs in 2004 increased $564 thousand compared to 2003. Net charge-offs as a percentage of average loans decreased four basis points in 2005 compared to 2004 and one basis point in 2004 compared to 2003. The general decline in net charge-offs as a percentage of average loans during the comparable periods is reflective of the more stringent credit standards implemented as a result of credit quality issues experienced in 2001.
      Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2005. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.
Securities
       Year-end securities were as follows:

	2005		2004		2003

		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total

Held to maturity:

U.S. government agencies and corporations	$11,701	0.4%	$15,614	0.6%	$21,850	0.7%

States and political subdivisions	—	—	—	—	2,113	0.1

Other	1,000	—	1,100	—	1,125	—

Total	12,701	0.4	16,714	0.6	25,088	0.8

Available for sale:

U.S. Treasury	84,309	2.7	—	—	—	—

U.S. government agencies and corporations	2,676,103	87.0	2,676,796	89.9	2,701,847	90.9

States and political subdivisions	271,293	8.8	252,145	8.5	204,685	6.9

Other	27,406	0.9	28,355	0.9	34,206	1.2

Total	3,059,111	99.4	2,957,296	99.3	2,940,738	99.0

Trading:

U.S. Treasury	6,217	0.2	4,671	0.1	3,091	0.1

U.S. government agencies and corporations	—	—	—	—	2,498	0.1

Total	6,217	0.2	4,671	0.1	5,589	0.2

Total securities	$3,078,029	100.0%	$2,978,681	100.0%	$2,971,415	100.0%

      The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2005. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal

Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity:

U.S. government agencies and corporations	$—	—%	$993	8.44%	$144	9.98%	$10,564	4.61%	$11,701	5.00%

Other	—	—	1,000	4.10	—	—	—	—	1,000	4.10

Total	$—	—	$1,993	6.26	$144	9.98	$10,564	4.61	$12,701	4.93

Available for Sale:

U.S. Treasury	$—	—%	$84,309	3.85%	$—	—%	$—	—%	$84,309	3.85%

U.S. government agencies and corporations	441	5.23	12,566	5.58	98,230	5.06	2,564,866	4.77	2,676,103	4.79

States and political subdivisions	3,151	7.13	68,680	6.3	139,433	6.18	60,029	6.18	271,293	6.22

Other	—	—	—	—	—	—	—	—	27,406	—

Total	$3,592	6.90	$165,555	4.98	$237,663	5.72	$2,624,895	4.80	$3,059,111	4.89

      Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The remaining securities are classified as trading. Trading securities are held primarily for sale in the near term and are carried at their fair values, with unrealized gains and losses included immediately in other income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.
      At December 31, 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.
      The average taxable-equivalent yield of the securities portfolio was 4.84% in 2005 compared to 4.77% in 2004 and 4.87% in 2003. The decrease in the average yield during 2004 compared to 2003 primarily resulted from the investment of new funds received from deposit growth at lower current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at lower current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. During 2005, market yields on mortgage-backed securities increased as a result of the general increase in market rates as further discussed in the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits
       The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2005		2004		2003

	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Non-interest-bearing:

Commercial and individual	$2,639,071		$2,395,663		$2,133,906

Correspondent banks	323,712		469,635		848,737

Public funds	45,967		49,222		55,081

Total	3,008,750		2,914,520		3,037,724

Interest-bearing:

Private accounts:

Savings and interest checking	1,206,055	0.25%	1,171,883	0.09%	1,052,637	0.09%

Money market deposit accounts	2,646,975	1.82	2,444,734	1.00	2,153,489	0.96

Time accounts of $100,000 or more	501,040	2.45	471,200	1.28	557,248	1.31

Time accounts under $100,000	393,419	2.09	393,976	1.05	444,333	1.24

Public funds	376,547	1.93	370,373	0.91	331,915	0.93

Total	5,124,036	1.54	4,852,166	0.81	4,539,622	0.82

Total deposits	$8,132,786	0.97%	$7,766,686	0.50%	$7,577,346	0.49%

      Average deposits increased $366.1 million in 2005 compared to 2004 and increased $189.3 million in 2004 compared to 2003. Approximately $73.6 million of the increase in average deposits during 2005 compared to 2004 resulted from the Corporation’s acquisition of $319.1 million of deposits in connection with the acquisition of Horizon Capital Bank during the fourth quarter. The acquired deposits included approximately $152.1 million of non-interest-bearing commercial and individual deposits and approximately $167.0 million of interest-bearing deposits (encompassing $44.6 million of savings and interest checking accounts, $56.7 million of money market accounts and $65.7 million of time accounts). The increase in average deposits over the comparable years was primarily in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits increased to 63.0% in 2005 from 62.5% in 2004 and 59.9% in 2003. The average cost of interest-bearing deposits and total deposits was 1.54% and 0.97% during 2005 compared to 0.81% and 0.50% during 2004 and 0.82% and 0.49% during 2003. The increase in the average cost of interest-bearing deposits during 2005 compared to 2004 was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates. The decline in the average cost of interest-bearing deposits during 2004 compared to 2003 was partly the result of a shift in the relative proportion of interest-bearing deposits to lower-cost savings, interest checking and money market accounts from higher-cost time deposits.
      The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2005	2004	2003

Commercial and individual	87.7%	82.2%	70.3%

Correspondent banks	10.8	16.1	27.9

Public funds	1.5	1.7	1.8

Total	100.0%	100.0%	100.0%

      Average non-interest-bearing deposits increased $94.2 million, or 3.2%, in 2005 compared to 2004 while average non-interest-bearing deposits decreased $123.2 million, or 4.1%, in 2004 compared to 2003. The increase in 2005 was primarily due to a $243.4 million, or 10.2%, increase in average commercial and individual accounts. This increase was partly offset by a $145.9 million, or 31.1%, decrease in average correspondent bank deposits. The decline in 2004 was mostly due to a $379.1 million, or 44.7%, decrease in average correspondent bank deposits. The decreases in average correspondent bank deposits during 2005 and 2004 were partly the result of the loss of deposits related to a large customer in the business of mortgage processing who was acquired by another financial institution.
      Average commercial and individual non-interest-bearing demand deposit balances increased $243.4 million, or 10.2%, in 2005 compared to 2004 and $261.8 million, or 12.3%, in 2004 compared to 2003. The increases were primarily attributable to an increase in the number of accounts and the maintenance of higher cash balances by customers.
      The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2005	2004	2003

Private accounts:

Savings and interest checking	23.5%	24.2%	23.2%

Money market deposit accounts	51.7	50.4	47.4

Time accounts of $100,000 or more	9.8	9.7	12.3

Time accounts under $100,000	7.7	8.1	9.8

Public funds	7.3	7.6	7.3

Total	100.0%	100.0%	100.0%

      Total average interest-bearing deposits increased $271.9 million, or 5.6%, in 2005 compared to 2004 and increased $312.5 million, or 6.9%, in 2004 compared to 2003. The growth in average deposits during the comparable periods was primarily in money market deposit accounts and savings and interest checking accounts partly offset by declines in time accounts. The Corporation has experienced a shift in the relative mix of the portfolio during the comparable periods as the proportion of money market deposits has increased while the proportion of time accounts has decreased. The shift in relative proportions appears to be related to the uncertain interest rate environment related to longer-term interest rates. Due to this uncertainty, it appears that many customers have been less inclined to invest their funds for extended periods and have chosen to maintain such funds in the more readily accessible money market deposit accounts.
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

	2005	2004	2003

San Antonio	38.5%	38.7%	37.8%

Houston	18.8	18.1	17.0

Fort Worth	14.3	13.7	12.5

Austin	11.0	10.6	9.6

Corpus Christi	7.6	7.7	7.3

Dallas	4.3	3.8	3.4

Rio Grande Valley	1.5	1.5	1.4

Statewide	4.0	5.9	11.0

Total	100.0%	100.0%	100.0%

      The Corporation experienced deposit growth in all regions during 2005 and 2004 with the exception of the Statewide region. Average deposits for the Statewide region decreased $131.7 million, or 28.7%, in 2005 compared to 2004 and $371.2 million, or 44.7%, in 2004 compared to 2003. The decrease was primarily related to the decline in correspondent bank deposits discussed above. The San Antonio region had the largest dollar volume increase during 2005 and 2004, increasing $129.9 million, or 4.3%, in 2005 compared to 2004 and $134.3 million, or 4.7%, in 2004 compared to 2003. In terms of percentage growth, the Dallas and Austin regions had the largest increases during 2005 and 2004. Average deposits in the Dallas region increased $55.0 million, or 18.5%, in 2005 compared to 2004 and $39.9 million, or 15.5%, in 2004 compared to 2003. Average deposits in the Austin region increased $71.5 million, or 10.1%, in 2005 compared to 2004 and $99.1 million, or 13.6%, in 2004 compared to 2003. This growth is the result of the Corporation’s continued efforts to expand in these regions.
      Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $641.2 million in 2005, $666.3 million in 2004 and $678.7 million in 2003.
Short-Term Borrowings
       The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $740.5 million, $506.3 million and $421.8 million at December 31, 2005, 2004 and 2003. The maximum amount of these borrowings outstanding at any month-end was $740.5 million in 2005, $792.8 million in 2004 and $1.1 billion in 2003. The weighted-average interest rate on federal funds purchased was 3.93%, 2.14% and 0.83% at December 31, 2005, 2004 and 2003. Generally, the interest rates on repurchase agreements are a percentage of the federal funds rate.
      The following table presents the Corporation’s average net funding position during the years indicated:

	2005		2004		2003

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds sold and resell agreements	$521,674	3.48%	$564,286	1.57%	$825,452	1.16%

Federal funds purchased and repurchase agreements	(605,965)	2.74	(564,489)	1.02	(854,517)	0.48

Net funds position	$(84,291)		$(203)		$(29,065)

      The net funds purchased position increased in 2005 compared to 2004 primarily due to a $136.6 million increase in average customer repurchase agreements. The net funds purchased position was impacted in 2004 and 2003 by the use of dollar-roll repurchase agreements. Average dollar-roll repurchase agreements outstanding totaled $92.3 million in 2004 and $406.2 million during 2003. There were no dollar-roll repurchase agreements outstanding in 2005. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a “similar” security rather than the identical security initially sold. The basic strategy of utilizing dollar-roll repurchase agreements is to leverage earning assets to capitalize on the spread between the yield earned on federal funds sold and resell agreements and the cost of the dollar-roll repurchase agreements. This spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and resell agreements, net interest margin is negatively impacted. See the section captioned “Net Interest Income” included elsewhere in this discussion.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations
       The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2005. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

		More than
		1 year but	3 years or
	1 year or	less than	more but less	5 years or
	less	3 years	than 5 years	more	Total

Contractual obligations:

Subordinated notes payable	$—	$—	$—	$150,000	$150,000

Junior subordinated deferrable interest debentures	—	—	—	226,805	226,805

Federal Home Loan Bank advances	18,251	13,789	6,534	43	38,617

Operating leases	13,274	22,240	14,657	28,952	79,123

Deposits with stated maturity dates	1,087,867	91,884	252	—	1,180,003

	1,119,392	127,913	21,443	405,800	1,674,548

Other commitments:

Loan commitments	48,114	2,555,899	351,607	361,620	3,317,240

Standby letters of credit	818	219,269	19,346	2,139	241,572

	48,932	2,775,168	370,953	363,759	3,558,812

Total contractual obligations and other commitments	$1,168,324	$2,903,081	$392,396	$769,559	$5,233,360

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
      Loan Commitments. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Corporation minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Loan commitments outstanding at December 31, 2005 are included in the table above.
      Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2005 are included in the table above.
      Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $18.1 billion (including managed assets of $8.3 billion and custody assets of $9.8 billion) at December 31, 2005. These assets were primarily composed of equity securities (43.8% of trust assets), fixed income securities (38.0% of trust assets) and cash equivalents (10.7% of trust assets).
      Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $947.4 million at December 31, 2005. At December 31, 2005, the Corporation held liquid assets with a fair value of $958.3 million as collateral for these agreements.
Capital and Liquidity
       Capital. At December 31, 2005, shareholders’ equity totaled $982.2 million compared to $822.4 million at December 31, 2004. In addition to net income of $165.4 million, other significant changes in shareholders’ equity during 2005 included $61.5 million of dividends paid, $61.4 million of common stock issued in connection with the acquisition of Horizon Capital Bank, $35.8 million of proceeds from stock option exercises and the related tax benefits of $11.4 million, $15.0 million of treasury stock repurchases and $2.0 million related to amortization of deferred compensation. The accumulated other comprehensive loss component of shareholders’ equity totaled $50.4 million at December 31, 2005 compared to accumulated other comprehensive loss of $10.8 million at December 31, 2004. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 12 — Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.
      The Corporation paid quarterly dividends of $0.265, $0.30, $0.30 and $0.30 per common share during the first, second, third and fourth quarters of 2005, respectively, and $0.24, $0.265, $0.265 and $0.265 per common share during the first, second, third and fourth quarters of 2004. This equates to a dividend payout ratio of 37.2% in 2005 and 38.1% in 2004.
      During 2005, the Corporation maintained a stock repurchase plan authorized by the Corporation’s board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation’s board of directors approved the current stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. Under the plan, during 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. From the inception of the Plan through December 31, 2005, the Corporation has repurchased a total of 833.2 thousand shares under this plan at a cost of $39.9 million.
      The Corporation previously maintained a stock repurchase plan implemented in October 2003. This plan, which was completed in 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending in October 2005 in the open market or through private transactions. Under the plan, during 2003, the Corporation repurchased 267.9 thousand shares at a cost of $10.7 million. During 2004, the Corporation repurchased the remaining 932.1 thousand shares authorized under the plan at a cost of $39.7 million.
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
      Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 12 — Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2005, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $281.1 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2005.
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
Regulatory and Economic Policies
       The Corporation’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Corporation.
      Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the Corporation cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.
Recently Issued Accounting Pronouncements
       See Note 21 — New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The disclosures set forth in this item are qualified by Item 1A. Risk Factors the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.
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
      As of December 31, 2005, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.0% and 3.9%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.8% and 3.8%, respectively, relative to the base case over the next 12 months. As of December 31, 2004, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.2% and 4.4%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.5% and 5.3%, respectively, relative to the base case over the next 12 months. The projected negative variance in net interest income resulting from the hypothetical 200 basis point decrease in interest rates decreased from 5.3% in 2004 to 3.8%

in 2005 partly due to the interest rate floors on variable-rate loans purchased during the fourth quarter of 2005. See Note 17 — Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report.
      The impact of hypothetical fluctuations in interest rates on the Corporation’s derivative holdings was not a significant portion of these variances in any of the reported periods. As of December 31, 2005, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 0.36% positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.06% positive variance in net interest income. The projected variance in net interest income resulting from the hypothetical 200 basis point decrease in interest rates is positive primarily due to the aforementioned interest rate floors on variable-rate loans.
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
Report of Ernst & Young LLP
Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Cullen/Frost Bankers, Inc.
      We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2006 expressed an unqualified opinion thereon.

San Antonio, Texas
February 3, 2006

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Interest income:

Loans, including fees	$359,587	$249,612	$233,463

Securities:

Taxable	121,377	125,999	117,342

Tax-exempt	10,566	9,036	8,436

Interest-bearing deposits	150	63	104

Federal funds sold and resell agreements	18,147	8,834	9,601

Total interest income	509,827	393,544	368,946

Interest expense:

Deposits	78,934	39,150	37,406

Federal funds purchased and repurchase agreements	16,632	5,775	4,059

Junior subordinated deferrable interest debentures	14,908	12,143	8,735

Subordinated notes payable and other borrowings	8,087	5,038	4,988

Total interest expense	118,561	62,106	55,188

Net interest income	391,266	331,438	313,758

Provision for possible loan losses	10,250	2,500	10,544

Net interest income after provision for possible loan losses	381,016	328,938	303,214

Non-interest income:

Trust fees	58,353	53,910	47,486

Service charges on deposit accounts	78,751	87,415	87,805

Insurance commissions and fees	27,731	30,981	28,660

Other charges, commissions and fees	19,433	19,353	18,668

Net gain (loss) on securities transactions	19	(3,377)	40

Other	46,092	36,828	32,702

Total non-interest income	230,379	225,110	215,361

Non-interest expense:

Salaries and wages	166,059	158,039	146,622

Employee benefits	41,577	40,176	38,316

Net occupancy	31,107	29,375	29,286

Furniture and equipment	23,912	22,771	21,768

Intangible amortization	4,859	5,346	5,886

Other	99,493	89,323	84,157

Total non-interest expense	367,007	345,030	326,035

Income before income taxes	244,388	209,018	192,540

Income taxes	78,965	67,693	62,039

Net income	$165,423	$141,325	$130,501

Earnings per common share:

Basic	$3.15	$2.74	$2.54

Diluted	3.07	2.66	2.48
See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,

	2005	2004

Assets:

Cash and due from banks	$873,015	$545,602

Interest-bearing deposits	6,438	3,512

Federal funds sold and resell agreements	1,033,975	744,675

Total cash and cash equivalents	1,913,428	1,293,789

Securities held to maturity, at amortized cost	12,701	16,714

Securities available for sale, at estimated fair value	3,059,111	2,957,296

Trading account securities	6,217	4,671

Loans, net of unearned discounts	6,085,055	5,164,991

Less: Allowance for possible loan losses	(80,325)	(75,810)

Net loans	6,004,730	5,089,181

Premises and equipment, net	182,356	170,026

Goodwill	168,983	102,367

Other intangible assets, net	14,903	14,149

Cash surrender value of life insurance policies	102,604	105,223

Accrued interest receivable and other assets	276,404	199,371

Total assets	$11,741,437	$9,952,787

Liabilities:

Deposits:

Non-interest-bearing demand deposits	$3,484,932	$2,969,387

Interest-bearing deposits	5,661,462	5,136,291

Total deposits	9,146,394	8,105,678

Federal funds purchased and repurchase agreements	740,529	506,342

Subordinated notes payable and other borrowings	188,617	150,872

Junior subordinated deferrable interest debentures	226,805	226,805

Accrued interest payable and other liabilities	456,856	140,695

Total liabilities	10,759,201	9,130,392

Shareholders’ Equity:

Junior participating preferred stock, par value $.01 per share; 250,000 shares authorized; none issued	—	—

Common stock, par value $.01 per share; 90,000,000 shares authorized; 54,961,616 shares issued in 2005 and 53,561,616 shares issued in 2004	550	536

Additional paid-in capital	285,802	212,910

Retained earnings	776,193	697,872

Deferred compensation	(6,175)	(5,567)

Accumulated other comprehensive loss, net of tax	(50,442)	(10,784)

Treasury stock, 478,881 shares in 2005 and 1,637,764 shares in 2004, at cost	(23,692)	(72,572)

Total shareholders’ equity	982,236	822,395

Total liabilities and shareholders’ equity	$11,741,437	$9,952,787

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,

	2005	2004	2003

Operating Activities:

Net income	$165,423	$141,325	$130,501

Adjustments to reconcile net income to net cash from operating activities:

Provision for possible loan losses	10,250	2,500	10,544

Deferred tax expense (benefit)	555	5,319	(3,778)

Accretion of loan discounts	(10,124)	(6,102)	(4,127)

Securities premium amortization (discount accretion), net	329	1,815	1,167

Net (gain) loss on securities transactions	(19)	3,377	(40)

Depreciation and amortization	24,357	24,482	25,751

Origination of loans held for sale, net of principal collected	(60,839)	(61,035)	(63,828)

Proceeds from sales of loans held for sale	76,431	58,139	50,813

Net gain on sale of loans held for sale and other assets	(3,418)	(2,274)	(3,465)

Net proceeds from settlement of legal claims	(2,389)	—	—

Tax benefit from stock compensation	11,371	11,524	3,638

Amortization of deferred compensation	1,986	1,377	833

Earnings on life insurance policies	(3,934)	(4,128)	(4,624)

Net change in:

Trading account securities	(1,546)	918	(594)

Accrued interest receivable and other assets	(52,150)	(30,480)	25,334

Accrued interest payable and other liabilities	(23,847)	(17,976)	34,237

Net cash from operating activities	132,436	128,781	202,362

Investing Activities:

Securities held to maturity:

Purchases	—	—	(1,000)

Maturities, calls and principal repayments	4,004	8,466	12,023

Securities available for sale:

Purchases	(10,763,788)	(8,518,256)	(8,603,817)

Sales	19,812	597,369	6,768,029

Maturities, calls and principal repayments	10,944,589	7,873,115	1,272,290

Net change in loans	(605,415)	(581,043)	(65,555)

Net cash paid in acquisitions	(13,297)	(7,063)	(750)

Proceeds from sales of premises and equipment	465	276	1,070

Purchases of premises and equipment	(18,098)	(15,398)	(12,512)

Benefits received on life insurance policies	6,553	4,883	3,296

Proceeds from sales of repossessed properties	3,457	4,247	7,211

Net cash from investing activities	(421,718)	(633,404)	(619,715)

Financing Activities:

Net change in deposits	721,655	36,821	440,714

Net change in short-term borrowings	234,187	84,541	(389,417)

Principal payments on notes payable and other borrowings	(6,255)	(1,880)	(15,412)

Proceeds from junior subordinated deferrable interest debentures	—	123,712	—

Proceeds from stock option exercises	35,805	36,006	15,294

Purchase of treasury stock	(14,972)	(65,212)	(11,082)

Cash dividends paid	(61,499)	(53,782)	(48,485)

Net cash from financing activities	908,921	160,206	(8,388)

Net change in cash and cash equivalents	619,639	(344,417)	(425,741)

Cash and cash equivalents at beginning of year	1,293,789	1,638,206	2,063,947

Cash and cash equivalents at end of year	$1,913,428	$1,293,789	$1,638,206

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

					Accumulated
					Other
					Comprehensive
		Additional			Income
	Common	Paid-In	Retained	Deferred	(Loss),	Treasury
	Stock	Capital	Earnings	Compensation	Net of Tax	Stock	Total

Balance at January 1, 2003	$536	$196,830	$549,422	$(1,957)	$32,548	$(73,589)	$703,790

Comprehensive income:

Net income	—	—	130,501	—	—	—	130,501

Other comprehensive loss, net of tax	—	—	—	—	(24,485)	—	(24,485)

Total comprehensive income							106,016

Stock option exercises (688,280 shares)	—	—	(6,033)	—	—	21,327	15,294

Tax benefit from stock compensation	—	3,638	—	—	—	—	3,638

Purchase of treasury stock (277,137 shares)	—	—	—	—	—	(11,082)	(11,082)

Non-vested stock awards (69,475 shares)	—	376	—	(2,647)	—	2,271	—

Amortization of deferred compensation	—	—	—	833	—	—	833

Cash dividends ($0.94 per share)	—	—	(48,485)	—	—	—	(48,485)

Balance at December 31, 2003	536	200,844	625,405	(3,771)	8,063	(61,073)	770,004

Comprehensive income:

Net income	—	—	141,325	—	—	—	141,325

Other comprehensive loss, net of tax	—	—	—	—	(18,847)	—	(18,847)

Total comprehensive income							122,478

Stock option exercises (1,547,650 shares)	—	—	(15,076)	—	—	51,082	36,006

Tax benefit from stock compensation	—	11,524	—	—	—	—	11,524

Purchase of treasury stock (1,466,991 shares)	—	—	—	—	—	(65,212)	(65,212)

Non-vested stock awards (67,100 shares)	—	542	—	(3,173)	—	2,631	—

Amortization of deferred compensation	—	—	—	1,377	—	—	1,377

Cash dividends ($1.035 per share)	—	—	(53,782)	—	—	—	(53,782)

Balance at December 31, 2004	536	212,910	697,872	(5,567)	(10,784)	(72,572)	822,395

Comprehensive income:

Net income	—	—	165,423	—	—	—	165,423

Other comprehensive loss, net of tax	—	—	—	—	(39,658)	—	(39,658)

Total comprehensive income							125,765

Stock issued in acquisition of Horizon Capital Bank (1,400,000 shares)	14	61,371	—	—	—	—	61,385

Stock option exercises (1,419,195 shares)	—	—	(25,603)	—	—	61,408	35,805

Tax benefit from stock compensation	—	11,371	—	—	—	—	11,371

Purchase of treasury stock (312,412 shares)	—	—	—	—	—	(14,972)	(14,972)

Non-vested stock awards (52,100 shares)	—	150	—	(2,605)	—	2,455	—

Amortization of deferred compensation	—	—	—	1,997	—	(11)	1,986

Cash dividends ($1.165 per share)	—	—	(61,499)	—	—	—	(61,499)

Balance at December 31, 2005	$550	$285,802	$776,193	$(6,175)	$(50,442)	$(23,692)	$982,236

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
      The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation’s wholly owned subsidiaries, Cullen/Frost Capital Trust I and Cullen/ Frost Capital Trust II, are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements.
      Certain items in prior financial statements have been reclassified to conform to the current presentation. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition (see Note 2 — Mergers and Acquisitions).
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
      Cash paid for interest totaled $109.5 million in 2005, $60.0 million in 2004 and $57.3 million in 2003. Cash paid for income taxes totaled $61.3 million in 2005, $53.5 million in 2004 and $48.8 million in 2003. Significant non-cash transactions included $327.7 million of unsettled securities purchases in 2005, $61.4 million of common stock issued in connection with the acquisition of Horizon Capital Bank in 2005, transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures of $460 thousand in

2005, $8.0 million in 2004 and $5.3 million in 2003 and loans originated to facilitate the sale of other real estate owned of $2.2 million in 2003.
      Concentrations and Restrictions on Cash and Cash Equivalents. The Corporation maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Corporation is not exposed to any significant credit risks on cash and cash equivalents.
      The Corporation was required to have $77.6 million and $76.5 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2005 and 2004. Deposits with the Federal Reserve Bank do not earn interest.
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
      Loans Acquired Through Transfer. Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).
      Loans Held for Sale. The Corporation originates student loans primarily for sale in the secondary market. Accordingly, student loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation may sell such loans prior to the end of the deferment period. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Student loans totaled $51.2 million and $63.6 million at December 31, 2005 and 2004 and are included in total loans in the consolidated balance sheet.
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

      Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions or review by regulatory examiners. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $5.7 million and $8.7 million at December 31, 2005 and 2004.
      Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Prior to 2002, goodwill was amortized over its estimated life using the straight-line method or an accelerated basis (as appropriate) over periods generally not exceeding 25 years. On January 1, 2002, in accordance with a new accounting standard, the Corporation stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. Under the new policy, goodwill is assigned to reporting units. Goodwill is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 7 — Goodwill and Other Intangible Assets.
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
      Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2005 or 2004.
      Deferred Compensation. Deferred compensation is recorded as a component of shareholders’ equity for non-vested stock awards issued. The compensation is valued at the grant date and recognized over the service period.
      Stock-Based Compensation. Employee compensation expense under stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations by accounting standards setters. Because the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the measurement date, which is generally the date of grant, no compensation expense is recognized on options granted. Compensation expense for non-vested stock awards is based on the market price of the stock on the measurement date, which is generally the date of grant, and is recognized ratably over the service period of the award.
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

      The Corporation expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Note 21 — New Accounting Standards for additional information.
      Advertising Costs. Advertising costs are expensed as incurred.
      Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.
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
      Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the additional minimum pension liability and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity.
      Derivative Financial Instruments. The Corporation’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Corporation’s balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Corporation considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 120% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Corporation formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Corporation will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

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
Note 2 — Mergers and Acquisitions
       The acquisitions described below were accounted for as purchase transactions with all cash consideration funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. The operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. None of the acquisitions had a significant impact on the Corporation’s financial statements.
      Horizon Capital Bank. On October 7, 2005, the Corporation acquired Horizon Capital Bank (“Horizon”), a privately-held bank headquartered in Houston, Texas. The Corporation purchased all of the outstanding shares of Horizon for approximately $109.2 million. The total purchase price includes $61.4 million of the Corporation’s common stock (1.4 million shares), $46.9 million in cash and $954 thousand in acquisition-related costs primarily for professional fees. Upon completion of the acquisition, Horizon was fully integrated into Frost Bank.
      The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below. The purchase price allocation is preliminary and subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

Cash and cash equivalents	$33,559

Securities available for sale	26,963

Loans, net	323,099

Premises and equipment, net	8,952

Core deposit intangible asset	5,760

Goodwill	68,579

Other assets	8,599

Deposits	(319,061)

Other borrowings	(44,000)

Other liabilities	(3,255)

$109,195

      The core deposit intangible asset acquired in this transaction is expected to be amortized over a period of 8 years. Additional information related to intangible assets and the goodwill is included in Note 7 — Goodwill and Other Intangible Assets. Pro forma condensed consolidated results of operations assuming Horizon had been acquired at the beginning of the reported periods are not presented because the acquisition of Horizon was not considered significant based on SEC rules and regulations regarding significant acquisitions.
      The Sammons Group. During the third quarter of 2004, the Corporation acquired The Sammons Group, a full-service, independent insurance agency based in Dallas, Texas. The acquired company, which offered commercial property and casualty insurance, as well as personal lines, life insurance and group employee benefit plans, was fully integrated into Frost Insurance Agency. In connection with the acquisition, the Corporation recorded customer relationship intangibles totaling $2.1 million, intangibles related to non-compete agreements totaling $1.4 million, and goodwill totaling $3.5 million.
      Brokers Insurance Designs. During the first quarter of 2003, the Corporation acquired Brokers Insurance Designs, an independent insurance agency based in Fort Worth, Texas. The acquired company, which offered group employee benefit plans, was fully integrated into Frost Insurance Agency.
      As of December 31, 2005, the transactions detailed below were pending.
      Texas Community Bancshares, Inc. In September 2005, the Corporation entered into a definitive agreement with Texas Community Bancshares, Inc. that provides for the ultimate merger of its subsidiary, Texas Community Bank & Trust, N.A., of Dallas, Texas, with and into Frost Bank. Consideration for the merger will consist of $31 million in cash. Consummation of the acquisition is subject to regulatory approval and the approval of the shareholders of Texas Community Bancshares. The Corporation currently expects to consummate the merger in the first quarter of 2006.
      Alamo Corporation of Texas. In November 2005, the Corporation entered into a definitive agreement with Alamo Corporation of Texas that provides for the ultimate merger of its subsidiary, Alamo Bank of Texas, located in the Rio Grande Valley, with and into Frost Bank. Consideration for the merger will consist of $87 million in cash. Consummation of the acquisition is subject to regulatory approval and the approval of the shareholders of Alamo Corporation of Texas. The Corporation currently expects to consummate the merger in the first quarter of 2006.
Note 3 — Securities Held to Maturity and Securities Available for Sale
       Year-end securities held to maturity and available for sale consisted of the following:

	December 31, 2005				December 31, 2004

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Held to Maturity

U.S. government agencies and corporations	$11,701	$126	$25	$11,802	$15,614	$346	$6	$15,954

Other	1,000	—	12	988	1,100	—	4	1,096

Total	$12,701	$126	$37	$12,790	$16,714	$346	$10	$17,050

Available for Sale

U.S. Treasury	$84,897	$—	$588	$84,309	$—	$—	$—	$—

U.S. government agencies and corporations	2,710,445	6,632	40,974	2,676,103	2,665,654	25,644	14,502	2,676,796

States and political subdivisions	268,975	3,741	1,423	271,293	244,929	7,688	472	252,145

Other	27,406	—	—	27,406	28,355	—	—	28,355

Total	$3,091,723	$10,373	$42,985	$3,059,111	$2,938,938	$33,332	$14,974	$2,957,296

      Securities with a carrying value totaling $2.1 billion at December 31, 2005 and $1.7 billion at December 31, 2004 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.
      Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2005

Held to Maturity

U.S. government agencies and corporations	$4,539	$20	$280	$5	$4,819	$25

Other	988	12	—	—	988	12

Total	$5,527	$32	$280	$5	$5,807	$37

Available for Sale

U.S. Treasury	$84,309	$588	$—	$—	$84,309	$588

U.S. government agencies and corporations	1,086,601	14,469	786,339	26,505	1,872,940	40,974

States and political subdivisions	72,361	916	14,070	507	86,431	1,423

Total	$1,243,271	$15,973	$800,409	$27,012	$2,043,680	$42,985

December 31, 2004 Held to Maturity

U.S. government agencies and corporations	$402	$2	$359	$4	$761	$6

Other	996	4	—	—	996	4

Total	$1,398	$6	$359	$4	$1,757	$10

Available for Sale

U.S. government agencies and corporations	$1,036,548	$10,399	$247,594	$4,103	$1,284,142	$14,502

States and political subdivisions	33,944	463	345	9	34,289	472

Total	$1,070,492	$10,862	$247,939	$4,112	$1,318,431	$14,974

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
      Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.
      The amortized cost and estimated fair value of securities at December 31, 2005 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities, collateralized mortgage obligations and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$—	$—	$3,133	$3,151

Due after one year through five years	1,000	988	152,402	152,989

Due after five years through ten years	—	—	138,188	139,433

Due after ten years	—	—	60,149	60,029

Mortgage-backed securities and collateralized mortgage obligations	11,701	11,802	2,710,445	2,676,103

Equity securities	—	—	27,406	27,406

Total	$12,701	$12,790	$3,091,723	$3,059,111

      Sales of securities available for sale were as follows:

	2005	2004	2003

Proceeds from sales	$19,812	$597,369	$6,768,029

Gross realized gains	19	513	2,496

Gross realized losses	—	3,890	2,456

Note 4 —	Trading Account Securities
       Year-end trading account securities, at estimated fair value, were as follows:

	2005	2004

U.S. Treasury	$6,217	$4,671

      The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $1.9 million in 2005, $1.8 million in 2004 and $1.9 million in 2003.

Note 5 — Loans
       Year-end loans consisted of the following:

	2005	2004

Commercial and industrial:

Commercial	$2,610,178	$2,361,052

Leases	148,750	114,016

Asset-based	41,288	34,687

Total commercial and industrial	2,800,216	2,509,755

Real estate:

Construction:

Commercial	590,635	419,141

Consumer	87,746	37,234

Land:

Commercial	301,907	215,148

Consumer	10,369	3,675

Commercial mortgages	1,409,811	1,185,431

1-4 family residential mortgages	95,032	86,098

Home equity and other consumer	460,941	387,864

Total real estate	2,956,441	2,334,591

Consumer:

Indirect	2,418	3,648

Student loans held for sale	51,189	63,568

Other	265,038	247,025

Other	27,201	21,819

Unearned discounts	(17,448)	(15,415)

Total loans	$6,085,055	$5,164,991

      Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as seven other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2005 and 2004, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
      Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.
      Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2005 or 2004.
      Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”) totaling $3.2 million at December 31, 2005 and $3.5 million at December 31, 2004. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. During 2005, total principal additions were $5.5 million and total principal payments were $5.8 million.
      Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $33.2 million at December 31, 2005 and $30.4 million at December 31, 2004. Had these loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $2.8 mil-

lion in 2005, $2.2 million in 2004 and $2.0 million in 2003. Accruing loans past due more than 90 days totaled $7.9 million at December 31, 2005 and $5.2 million at December 31, 2004. There were no restructured loans outstanding during 2005 or 2004.
      Impaired Loans. Year-end impaired loans were as follows:

	2005	2004

Balance of impaired loans with no allocated allowance	$8,491	$6,566

Balance of impaired loans with an allocated allowance	17,520	19,840

Total recorded investment in impaired loans	$26,011	$26,406

Amount of the allowance allocated to impaired loans	$8,811	$10,696

      The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $27.5 million in 2005, $36.3 million in 2004 and $33.7 million in 2003. No interest income was recognized on these loans subsequent to their classification as impaired.
      Allowance for Possible Loan Losses. Activity in the allowance for possible loan losses was as follows:

	2005	2004	2003

Balance at the beginning of the year	$75,810	$83,501	$82,584

Provision for possible loan losses	10,250	2,500	10,544

Allowance for possible loan losses acquired	3,186	—	—

Net charge-offs:

Losses charged to the allowance	(15,105)	(20,015)	(16,995)

Recoveries of loans previously charged off	6,184	9,824	7,368

Net charge-offs	(8,921)	(10,191)	(9,627)

Balance at the end of the year	$80,325	$75,810	$83,501

Note 6 — Premises and Equipment
       Year-end premises and equipment were as follows:

	2005	2004

Land	$56,182	$52,475

Buildings	136,594	127,963

Furniture and equipment	133,515	126,674

Leasehold improvements	49,511	42,285

Construction in progress	872	2,122

	376,674	351,519

Less accumulated depreciation and amortization	(194,318)	(181,493)

Total premises and equipment, net	$182,356	$170,026

      Depreciation and amortization of premises and equipment totaled $14.4 million in 2005, $13.8 million in 2004 and $14.5 million in 2003.
Note 7 — Goodwill and Other Intangible Assets
       Goodwill. Goodwill totaled $169.0 million at December 31, 2005 and $102.4 million at December 31, 2004. During the fourth quarter of 2005, the Corporation recorded goodwill totaling $68.6 million in connection with the acquisition of Horizon Capital Bank. During the second quarter of 2005, the Corporation wrote-off goodwill totaling $2.0 million in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency. The Corporation recorded goodwill totaling $3.5 million in 2004 and $1.1 million in 2003, in connection with insurance agency acquisitions. See Note 2 — Mergers and Acquisitions.

      Other Intangible Assets. Other intangible assets were as follows:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

December 31, 2005

Core deposits	$52,551	$(41,436)	$11,115

Non-compete agreements	3,914	(1,475)	2,439

Customer relationships	3,310	(1,961)	1,349

	$59,775	$(44,872)	$14,903

December 31, 2004

Core deposits	$55,854	$(47,193)	$8,661

Non-compete agreements	6,262	(3,972)	2,290

Customer relationships	4,159	(961)	3,198

	$66,275	$(52,126)	$14,149

      During the fourth quarter of 2005, the Corporation recorded core deposit intangibles totaling $5.8 million in connection with the acquisition of Horizon Capital Bank. See Note 2 — Mergers and Acquisitions. During the second quarter of 2005, the Corporation wrote-off certain customer relationship intangibles totaling $147 thousand in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency.
      Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $4.9 million in 2005, $5.3 million in 2004 and $5.9 million in 2003. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2005 is as follows:

2006	$4,120

2007	3,387

2008	2,462

2009	1,576

2010	971

Thereafter	2,387

$14,903

Note 8 — Deposits
       Year-end deposits were as follows:

	2005	2004

Non-interest-bearing demand deposits:

Commercial and individual	$2,945,366	$2,573,907

Correspondent banks	458,821	336,554

Public funds	80,745	58,926

Total non-interest-bearing demand deposits	3,484,932	2,969,387

Interest-bearing deposits:

Private accounts:

Savings and interest checking	1,320,781	1,245,767

Money market accounts	2,761,944	2,622,339

Time accounts under $100,000	431,741	381,468

Time accounts of $100,000 or more	534,151	464,118

Public funds	612,845	422,599

Total interest-bearing deposits	5,661,462	5,136,291

Total deposits	$9,146,394	$8,105,678

      At December 31, 2005 and 2004, interest-bearing public funds deposits included $314.3 million and $177.0 million in savings and interest checking accounts, $84.4 million and $101.8 million in money market accounts, $6.1 million and $4.2 million in time accounts under $100 thousand, and $208.0 million and $139.6 million in time accounts of $100 thousand or more, respectively.
      Deposits from foreign sources, primarily Mexico, totaled $641.2 million and $659.7 million at December 31, 2005 and 2004. Deposits from certain directors, executive officers and their affiliates totaled $49.4 million and $52.4 million at December 31, 2005 and 2004.
      Scheduled maturities of time deposits, including both private and public funds, at December 31, 2005 were as follows:

2006	$1,087,867

2007	90,159

2008	1,725

2009	83

2010	169

Thereafter	—

$1,180,003

      Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2005, were as follows:

Due within 3 months or less	$350,256

Due after 3 months and within 6 months	184,266

Due after 6 months and within 12 months	169,420

Due after 12 months	38,204

$742,146

Note 9 — Borrowed Funds
       Line of Credit. Cullen/Frost has available a $25 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2005 or 2004.
      Federal Home Loan Bank Advances. Federal Home Loan Bank (FHLB) advances totaled $38.6 million and $872 thousand at December 31, 2005 and 2004. The advances mature at varying dates through April 2013 and had a weighted-average rate of 4.00% and 5.92% at December 31, 2005 and 2004. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.
      Scheduled minimum future principal payments on Federal Home Loan Bank advances at December 31, 2005 were as follows:

2006	$18,251

2007	9,220

2008	4,569

2009	16

2010	6,518

Thereafter	43

$38,617

      Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $30.2 million and $44.3 million at December 31, 2005 and 2004. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $710.3 million and $462.0 million at December 31, 2005 and 2004.
      Subordinated Notes Payable. In August 2001, Frost Bank issued $150 million of subordinated notes that mature in 2011 and bear interest at 6.875%, per annum, which is payable semi-annually. The notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both Frost Bank and Cullen/Frost. Proceeds from the sale of the notes were used for general corporate purposes. The principal balance of the notes was $150.0 million at December 31, 2005 and 2004, while unamortized debt issuance costs, which are included in other assets, totaled $756 thousand and $891 thousand at those dates.
      Junior Subordinated Deferrable Interest Debentures. The Corporation has issued a total of $226.8 million of junior subordinated deferrable interest debentures to two wholly owned Delaware statutory business trusts, Cullen/Frost Capital Trust I (“Trust I”) and Cullen/Frost Capital Trust II (“Trust II”). The trusts are considered variable interest entities for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Corporation’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with these trusts are presented below.
      In February 1997, Trust I issued $100 million of 8.42% trust preferred securities. The securities represent preferred beneficial interests in the assets of the trust. The trust preferred securities will mature on February 1, 2027, and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after February 1, 2007, and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable semi-annually in arrears on February 1 and August 1 of each year. Trust I also issued $3.1 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $103.1 million of 8.42% junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.
      In February 2004, Trust II issued $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 5.96% and 3.95% at December 31, 2005 and 2004) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.
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
      Despite the fact that the accounts of Trust I and Trust II are not included in the Corporation’s consolidated financial statements, the $220 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $220 million in trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

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
      The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $3.3 billion and $2.8 billion at December 31, 2005 and 2004.
      Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $241.6 million and $239.8 million at December 31, 2005 and 2004.
      The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At December 31, 2005 and 2004, the Corporation had deferred standby letter of credit fees totaling $1.3 million and $1.5 million, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

      Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2005 and 2004, the guarantees totaled $9.5 million and $9.6 million, of which amounts, $5.9 million and $6.0 million were fully collateralized.
      Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $947.4 million at December 31, 2005. At December 31, 2005, the Corporation held liquid assets with a fair value of $958.3 million as collateral for these agreements.
      Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $13.1 million in 2005, $13.1 million in 2004 and $13.2 million in 2003. Future minimum lease payments due under non-cancelable operating leases at December 31, 2005 were as follows:

2006	$13,274

2007	11,519

2008	10,721

2009	8,458

2010	6,199

Thereafter	28,952

$79,123

      It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2005, were $2.6 million.
      The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $758 thousand in 2005, $823 thousand in 2004 and $791 thousand in 2003. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.
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

	2005	2004	2003

Weighted-average shares outstanding for basic earnings per share	52,481	51,651	51,442

Dilutive effect of stock options and non-vested stock awards	1,322	1,489	1,216

Weighted-average shares outstanding for diluted earnings per share	53,803	53,140	52,658

      Stock Purchase Rights. Under a shareholder protection rights agreement established in 1999, every share of common stock carries the right (a “Right”), under certain circumstances, to purchase a unit of one one-hundredth of a share of junior participating preferred stock at a price of $100.00 per unit. The Rights, which expire on February 8, 2009, will only become exercisable upon distribution. Distribution of the rights will not occur until ten days after the earlier of (i) the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in a person or group, with certain exclusions, acquiring the beneficial ownership of 10.0% or more of the Corporation’s outstanding common stock, or (ii) the public announcement that a person or group has acquired beneficial ownership of 10.0% or more of the Corporation’s outstanding common stock.
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
      Stock Repurchase Plans. During 2005, the Corporation maintained a stock repurchase plan authorized by the Corporation’s board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation’s board of directors approved the current stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. Under the plan, during 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. From the inception of the Plan through December 31, 2005, the Corporation has repurchased a total of 833.2 thousand shares under this plan at a cost of $39.9 million.
      The Corporation previously maintained a stock repurchase plan implemented in October 2003. This plan, which was completed in 2004, authorized the Corporation to repurchase from time to time up to 1.2 million shares of its common stock over a two-year period ending in October 2005 in the open market or through private transactions. Under the plan, during 2003, the Corporation repurchased 267.9 thousand shares at a cost of $10.7 million. During 2004, the Corporation repurchased the remaining 932.1 thousand shares authorized under the plan at a cost of $39.7 million.
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
      Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $220 million of trust preferred securities issued by Cullen/Frost Capital Trust I and Cullen/Frost Capital Trust II (see Note 9 — Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $150 million of 6.875% subordinated notes payable and a permissible portion of the allowance for possible loan losses.
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
      Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

					Required to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations

	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total Capital to Risk-Weighted Assets

Cullen/Frost	$1,273,702	14.94%	$682,154	8.00%	N/A	N/A

Frost Bank	991,846	11.64	681,703	8.00	$852,129	10.00%
Tier 1 Capital to Risk-Weighted Assets

Cullen/Frost	1,043,377	12.24	341,077	4.00	N/A	N/A

Frost Bank	761,521	8.94	340,852	4.00	511,277	6.00
Leverage Ratio

Cullen/Frost	1,043,377	9.62	433,819	4.00	N/A	N/A

Frost Bank	761,521	7.03	433,269	4.00	541,586	5.00

December 31, 2004
Total Capital to Risk-Weighted Assets

Cullen/Frost	$1,142,689	15.99%	$571,492	8.00%	N/A	N/A

Frost Bank	962,302	13.48	570,926	8.00	$713,657	10.00%
Tier 1 Capital to Risk-Weighted Assets

Cullen/Frost	916,879	12.83	285,746	4.00	N/A	N/A

Frost Bank	736,492	10.32	285,463	4.00	428,194	6.00
Leverage Ratio

Cullen/Frost	916,879	9.18	399,300	4.00	N/A	N/A

Frost Bank	736,492	7.39	398,667	4.00	498,333	5.00
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
      Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2005, Frost Bank could pay dividends of up to $137.4 million to Cullen/Frost without prior regulatory approval and without adversely affecting its “well capitalized” status.

Note 13 — Employee Benefit Plans
Retirement Plans
       Profit Sharing Plans. On January 1, 2002, the Corporation adopted a deferred profit-sharing plan that replaced its defined benefit plan. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation based upon the fiscal year profitability. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. Expense related to this plan totaled $8.8 million in 2005, $8.1 million in 2004 and $7.9 million in 2003.
      The Corporation maintains a separate non-qualified deferred profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan totaled $439 thousand in 2005, $491 thousand in 2004 and $290 thousand in 2003.
      Retirement Plan and Restoration Plan. The Corporation maintains a non-contributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2001. The plan provides pension and death benefits to substantially all employees who were at least 21 years of age and had completed at least one year of service prior to December 31, 2001. Defined benefits are provided based on an employee’s final average compensation and years of service at the time the plan was frozen and age at retirement. The freezing of the plan provides that future salary increases will not be considered. The Corporation’s funding policy is to contribute yearly, at least the amount necessary to satisfy the funding standards of the Employee Retirement Income Security Act (“ERISA”). In the ordinary course of business, Frost Bank acts as agent for the plan in securities lending transactions in which the plan lends certain of its securities to third parties.
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
      The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit plans was as follows:

	2005	2004	2003

Change in benefit obligation:

Benefit obligation at beginning of year	$114,630	$108,436	$99,098

Interest cost	6,766	6,658	6,569

Actuarial loss	9,189	3,255	6,579

Benefits paid	(3,819)	(3,719)	(3,810)

Benefit obligation at end of year	126,766	114,630	108,436

Change in plan assets:

Fair value of plan assets at beginning of year	77,143	70,608	57,336

Actual return on plan assets	4,440	4,624	11,149

Employer contributions	5,440	5,630	5,933

Benefits paid	(3,819)	(3,719)	(3,810)

Fair value of plan assets at end of year	83,204	77,143	70,608

Funded status of the plan at end of year	43,562	37,487	37,828

Unrecognized net actuarial loss	(44,560)	(34,947)	(31,883)

Accrued benefit (asset) liability recognized	$(998)	$2,540	$5,945

Accumulated benefit obligation at end of year	$126,766	$114,630	$108,436

      Certain disaggregated information related to the Corporation’s defined benefit plans as of year-end was as follows:

	Retirement Plan		Restoration Plan

	2005	2004	2005	2004

Projected benefit obligation	$112,928	$102,082	$13,838	$12,548

Accumulated benefit obligation	112,928	102,082	13,838	12,548

Fair value of plan assets	83,204	77,143	—	—
      Amounts recognized in the consolidated balance sheets related to the Corporation’s defined benefit plans as of year-end were as follows:

	2005	2004

Accrued benefit liability	$43,562	$37,487

Accumulated other comprehensive income	(44,560)	(34,947)

Net (asset) liability recognized	$(998)	$2,540

      The components of the combined net periodic benefit cost for the Corporation’s defined benefit plans were as follows:

	2005	2004	2003

Expected return on plan assets, net of expenses	$(7,008)	$(6,321)	$(5,421)

Interest cost on projected benefit obligation	6,766	6,658	6,569

Net amortization and deferral	2,146	1,865	1,964

Net periodic benefit cost	$1,904	$2,202	$3,112

      The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2005	2004	2003

Benefit obligations:

Discount rate	5.75%	6.00%	6.25%

Net periodic benefit cost:

Discount rate	6.00%	6.25%	6.75%

Expected return on plan assets	8.75	8.75	8.75
      The asset allocation of the Corporation’s Retirement Plan as of year-end is presented in the following table. The Corporation’s Restoration Plan is unfunded.

	2005	2004

Equity securities	71.4%	70.4%

Debt securities (fixed income)	25.4	24.1

Cash and cash equivalents	3.2	5.5

Total	100.0%	100.0%

      Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2005, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset mix of approximately 70% invested in equity securities, approximately 30% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

      The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.75% in the determination of the net periodic benefit cost for 2005. This assumption is supported by a 15 year annualized return for a quarterly rebalanced portfolio with allocation targets of: (i) 65% equity securities (invested in the Wilshire 5000 equity index), (ii) 30% fixed income debt securities (invested in the Lehman Brothers bond index) and (iii) 5% cash equivalents. The expected long-term rate of return for this investment strategy is reduced by 60 basis points for trustee and investment expenses and administrative fees.
      The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not invest in real estate, commodities, or private investments.
      As of December 31, 2005, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2006	$3,791

2007	4,138

2008	4,416

2009	4,866

2010	5,273

2011 through 2015	32,578

$55,062

      The Corporation expects to contribute $4.4 million to the defined benefit plans during 2006.
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
      Post-Retirement Healthcare Benefits. The Corporation provides post-retirement healthcare benefits to certain former employees. The related unfunded benefit obligations totaled $3.6 million and $4.0 million at December 31, 2005 and 2004. Of these amounts, $2.0 million and $2.2 million had been recognized in the Corporation’s consolidated balance sheets at December 31, 2005 and 2004. The net periodic benefit cost totaled $394 thousand in 2005, $309 thousand in 2004, and $716 thousand in 2003. The Corporation’s share of benefits paid under the plan totaled $594 thousand in 2005 and $746 thousand in 2004. The discount rates used to determine the benefit obligations were 5.75% and 6.00% at December 31, 2005 and 2004. The discount rates used to determine the net periodic benefit cost was 6.00% for 2005, 6.25% for 2004 and 6.75% for 2003. The assumed health care cost trend rate for 2006 is 10.00%; however, the ultimate trend rate is expected to be 5.00%, which is expected to be achieved by 2010. The estimated effect of a one percent increase in the assumed healthcare cost trend rate would be a 4.8% aggregate increase in the service cost and interest cost components of the net periodic benefit cost and a 3.8% increase in the accumulated post-retirement benefit obligation. The estimated effect of a one percent decrease in the assumed healthcare cost trend rate would be a 4.6% aggregate decrease in the service cost and interest cost components of the net periodic benefit cost and a 3.7% decrease in the accumulated post-retirement benefit obligation. The Corporation’s contributions related to post-retirement health care benefits are expected to be $721 thousand in 2006. Future benefit payments are expected to be less than $800 thousand in 2006 with a diminishing annual amount through 2015.
Savings Plans
       401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $6.3 million in 2005, $5.9 million in 2004 and $5.5 million in 2003. The Corporation’s matching contribution is initially invested in Cullen/Frost common stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.
      The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan totaled $63 thousand in 2005, $60 thousand in 2004 and $51 thousand in 2003.
Stock Compensation Plans
       The Corporation has three active executive stock plans (the 1992 Stock Plan, the 2001 Stock Plan and the 2005 Omnibus Incentive Plan) and one active outside director stock plan (the 1997 Director Stock Plan). These plans, all of which were approved by the Corporation’s shareholders, were established to help the Corporation retain and motivate key employees. The Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.
      The 2001 Stock Plan superceded the 1992 Stock Plan and all remaining shares authorized for grant under the superceded 1992 Stock Plan were transferred to the 2001 Stock Plan. During 2005, the 2005 Omnibus Incentive Plan (“2005 Plan”) was established to replace all other previously approved executive stock plans and the remaining shares authorized for grant under the 2001 plan were cancelled. Under the 2005 Plan, the Corporation may grant, among other things, nonqualified stock options, incentive stock options, stock awards, stock appreciation rights, or any combination thereof to certain employees.
      The 1997 Director Stock Plan allows the Corporation to grant nonqualified stock options to outside directors. The options may be awarded in such number, and upon such terms, and at any time and from time to time as determined by the Committee.
      Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price for each grant is at least equal to the fair market value of a share of Cullen/Frost’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon a change-in-control of Cullen/Frost, as defined in the plans, all outstanding options immediately vest.

      A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Stock Options Outstanding

		Non-vested		Weighted-
	Shares	Stock		Average
	Available	Awards	Number of	Exercise
	for Grant	Outstanding	Shares	Price

Balance, January 1, 2003	2,615,048	88,128	7,006,180	$25.43

Granted	(776,875)	69,475	707,400	38.02

Stock options exercised	—	—	(688,280)	22.26

Stock awards vested	—	(26,500)	—	—

Forfeited	127,400	—	(127,400)	29.26

Canceled	(45,000)	—	—	—

Balance, December 31, 2003	1,920,573	131,103	6,897,900	26.97

Granted	(783,200)	67,100	716,100	47.16

Stock options exercised	—	—	(1,547,650)	23.26

Stock awards vested	—	(1,223)	—	—

Forfeited	22,400	—	(22,400)	31.77

Canceled	—	—	—	—

Balance, December 31, 2004	1,159,773	196,980	6,043,950	30.29

Shares authorized — 2005 Plan	4,000,000	—	—	—

Granted	(906,100)	52,100	854,000	49.68

Stock options exercised	—	—	(1,419,500)	23.03

Stock awards vested	—	(2,223)	—	—

Forfeited	84,005	(305)	(83,700)	27.10

Canceled	(1,131,278)	—	—	—

Balance, December 31, 2005	3,206,400	246,552	5,394,750	34.61

      Options awarded under the 1997 Directors Plan during the periods presented have a six-year life with immediate vesting. Options awarded prior to 2001 under the 1997 Directors Plan have a ten-year life with immediate vesting. Options related to other plans awarded since 1999 have a six-year life with a three-year-cliff vesting period. Options awarded in 1998 have a ten-year life with a three-year-cliff vesting period. In general, options awarded prior to 1998 have a ten-year life with a five-year vesting period. Beginning in October 2005, options awarded under the 2005 Plan have a ten-year life and vest in equal annual installments over a four-year period.
      Other information regarding options outstanding and exercisable as of December 31, 2005 is as follows:

		Options Outstanding			Options Exercisable

				Weighted-
				Average		Weighted-
			Weighted-	Remaining		Average
Range of		Number	Average	Contractual	Number of	Exercise
Exercise Prices		of Shares	Exercise Price	Life in Years	Shares	Price

$15.01 -	$20.00	302,600	$15.13	0.76	302,600	$15.13

20.01 -	25.00	1,467,800	24.11	2.01	1,467,800	24.11

25.01 -	30.00	163,000	26.87	2.86	163,000	26.87

30.01 -	35.00	1,114,550	33.16	1.91	1,114,550	33.16

35.01 -	40.00	800,200	37.91	3.48	147,000	36.99

40.01 -	45.00	37,000	42.76	4.52	32,000	43.08

45.01 -	50.00	762,600	47.37	4.89	28,000	45.70

50.01 -	55.00	747,000	50.03	9.80	—	—

Total		5,394,750	34.61	3.67	3,254,950	27.46

      Non-vested share awards are generally awarded with a four-year cliff vesting period. The market value of non-vested shares at the measurement date, which is generally the date of grant, is deferred and expensed ratably over the vesting period. The weighted-average market price per share of non-vested stock awarded was $50.01 in 2005, $47.29 in 2004 and $38.10 in 2003. Compensation expense related to non-vested stock awards totaled $2.0 million in 2005, $1.4 million in 2004 and $833 thousand in 2003.
      Pro Forma Net Income and Earnings Per Common Share. The following pro forma information presents net income and earnings per share for 2005, 2004 and 2003 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and stock awards is amortized to expense over the related vesting periods.

	2005	2004	2003

Net income, as reported	$165,423	$141,325	$130,501

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,291	895	541

Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,296)	(5,586)	(6,430)

Pro forma net income	$161,418	$136,634	$124,612

Earnings per common share:

Basic — as reported	$3.15	$2.74	$2.54

Basic — pro forma	3.08	2.65	2.42

Diluted — as reported	3.07	2.66	2.48

Diluted — pro forma	3.00	2.57	2.37
      The weighted-average fair value of options granted in 2005, 2004 and 2003 was $11.09, $10.72 and $8.58. Fair values of options are estimated at the measurement date, which is generally the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	4.20%	3.35%	3.25%

Dividend yield	2.53	2.25	2.75

Market price volatility factor	0.23	0.27	0.29

Weighted-average expected life of options	6.1 Years	5.0 Years	5.0 Years
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
      The Corporation expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Note 21 — New Accounting Standards for additional information.

Note 14 — Other Non-Interest Income and Expense
       Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total interest income and total non-interest income for any of the years presented are stated separately.

	2005	2004	2003

Other non-interest income:

Check card income	$9,401	$7,398	$5,956

Other	36,691	29,430	26,746

Total	$46,092	$36,828	$32,702

Other non-interest expense:

Outside computer services	$10,310	$10,370	$9,960

Legal and other professional fees	11,421	9,653	10,231

Advertising, promotions and public relations	11,177	9,619	8,399

Other	66,585	59,681	55,567

Total	$99,493	$89,323	$84,157

Note 15 — Income Taxes
       Income tax expense was as follows:

	2005	2004	2003

Current income tax expense	$78,410	$62,374	$65,817

Deferred income tax expense (benefit)	555	5,319	(3,778)

Income tax expense	$78,965	$67,693	$62,039

      Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2005	2004	2003

Income tax expense computed at the statutory rate	$85,536	$73,156	$67,389

Effect of tax-exempt interest	(4,986)	(3,680)	(3,372)

Bank owned life insurance income	(1,377)	(1,445)	(1,619)

Other	(208)	(338)	(359)

Income tax expense, as reported	$78,965	$67,693	$62,039

      Year-end deferred taxes were as follows:

	2005	2004

Deferred tax assets:

Allowance for possible loan losses	$27,701	$26,534

Building modification reserve	1,387	1,592

Gain on sale of assets	2,995	3,090

Additional minimum pension liability	15,596	12,231

Net unrealized loss on securities available for sale	11,414	—

Reserve for medical insurance	2,804	2,344

Dollar-roll repurchase agreements	1,920	2,399

Other	4,671	3,606

Total gross deferred tax assets	68,488	51,796

Deferred tax liabilities:

Prepaid expenses	(1,182)	(1,187)

Intangible assets	(3,953)	(1,823)

Federal Home Loan Bank stock dividends	(967)	(1,142)

Net unrealized gain on securities available for sale	—	(6,426)

Retirement plan	(1,525)	(630)

Premises and equipment	(1,784)	(1,178)

Other	(1,644)	(1,306)

Total gross deferred tax liabilities	(11,055)	(13,692)

Net deferred tax asset	$57,433	$38,104

      No valuation allowance for deferred tax assets was recorded at December 31, 2005 and 2004 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
Note 16 — Other Comprehensive Income
       Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to net other comprehensive income (loss) is as follows:

	2005	2004	2003

Other comprehensive income (loss):

Securities available for sale:

Change in net unrealized gain/loss during the period	$(50,951)	$(29,307)	$(38,743)

Reclassification adjustment for (gains) losses included in income	(19)	3,377	(40)

Change in additional minimum pension liability	(9,612)	(3,064)	1,114

Change in accumulated gain/loss on effective cash flow hedging derivatives	(430)	—	—

	(61,012)	(28,994)	(37,669)

Deferred tax effect	(21,354)	(10,147)	(13,184)

Net other comprehensive loss	$(39,658)	$(18,847)	$(24,485)

      The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2005	2004

Additional minimum pension liability	$(28,964)	$(22,716)

Net unrealized gain (loss) on securities available for sale	(21,198)	11,932

Accumulated loss on effective cash flow hedging derivatives	(280)	—

	$(50,442)	$(10,784)

Note 17 — Derivative Financial Instruments
       The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.
      Interest Rate Derivatives. The Corporation utilizes interest rate swaps, caps and floors to mitigate exposure to interest rate risk. Many of the Corporation’s interest rate derivative positions are matched to specific fixed-rate commercial loans or leases that the Corporation has entered into with its customers. These derivative positions have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial loan/lease due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying loan/lease. The Corporation also has two interest rate swap agreements related to its $150 million fixed-rate subordinated notes. The swaps have been designated as hedging instruments to hedge the risk of changes in the fair value of the next two interest payments on the subordinated notes, through 2006, due to changes in interest rates.
      During the fourth quarter of 2005, the Corporation purchased three interest rate floor contracts with a total notional amount of $1.3 billion. The interest rate floor contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.3 billion of variable-rate loans outstanding throughout the 36-month period beginning on December 15, 2005 and ending on December 15, 2008 from the risk of a decrease in those cash flows to a level such that the yield on the underlying loans would be less than a range of 6.00% to 7.00%, depending upon the applicable floor contract.
      The Corporation purchased the interest rate floor contracts for a total premium of $2.1 million. The Corporation also has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which the Corporation enters into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customer to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not impact the Corporation’s results of operations.
      The notional amounts and estimated fair values of interest rate derivative positions outstanding at year-end are presented in the following table. The estimated fair values of the subordinated debt interest rate swap and the interest rate floors on variable-rate loans are based on quoted market prices. Internal present value models are used to estimate the fair values of the other interest rate swaps, caps and floors.

	2005		2004

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Interest rate derivatives designated as hedges of fair value:

Commercial loan/lease interest rate swaps	$163,068	$1,513	$67,929	$(521)

Commercial loan/lease interest rate caps	4,810	41	4,883	49

Interest rate swaps related to subordinated notes	300,000	450	600,000	4,379

Interest rate derivatives designated as hedges of cash flows:

Interest rate floors on variable-rate loans	1,300,000	1,702	—	—

Non-hedging interest rate derivatives:

Commercial loan/lease interest rate swaps	138,546	2,409	73,074	3,272

Commercial loan/lease interest rate swaps	138,546	(2,409)	73,074	(3,272)

Commercial loan/lease interest rate caps	19,375	24	—	—

Commercial loan/lease interest rate caps	19,375	(24)	—	—

Commercial loan/lease interest rate floors	19,375	53	—	—

Commercial loan/lease interest rate floors	19,375	(53)	—	—
      The weighted-average receive and pay interest rates for interest rate swaps and the weighted-average strike rates for interest rate caps and floors outstanding at December 31, 2005 were as follows:

	Weighted-Average

	Interest	Interest
	Rate	Rate	Strike
	Paid	Received	Rate

Interest rate swaps:

Commercial loan/lease interest rate swaps	4.53%	4.24%	—

Interest rate swaps related to subordinated notes	5.57	6.88	—

Non-hedging interest rate swaps	5.65	5.65	—

Interest rate caps and floors:

Commercial loan/lease interest rate caps	—	—	5.00%

Interest rate floors on variable-rate loans	—	—	6.00

Non-hedging commercial loan/lease interest rate caps	—	—	6.00

Non-hedging commercial loan/lease interest rate floors	—	—	4.17
      Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/ Liability Management Committee.
      The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation’s credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $3.7 million at December 31, 2005. This credit exposure includes approximately $3.1 million related to bank customers and $679 thousand related to upstream financial institution counterparties. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

      For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax loss on the floor contracts included in accumulated other comprehensive income totaled $280 thousand at December 31, 2005.
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
      Commodity Derivatives. The Corporation enters into commodity swaps and option contracts to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices. The notional amounts and estimated fair values of commodity derivative positions outstanding at December 31, 2005 and December 31, 2004 are presented in the following table. The estimated fair values are based on quoted market prices.

		December 31, 2005		December 31, 2004

	Notional	Notional	Estimated	Notional	Estimated
	Units	Amount	Fair Value	Amount	Fair Value

Commodity swaps:

Oil	Barrels	—	$—	23	$88

Oil	Barrels	—	—	23	(82)

Natural gas	MMBTUs	130	267	580	415

Natural gas	MMBTUs	130	(261)	580	(401)

Commodity options:

Oil	Barrels	117	155	110	134

Oil	Barrels	117	(155)	110	(134)

Natural gas	MMBTUs	500	594	1,123	222

Natural gas	MMBTUs	500	(594)	1,123	(222)
      Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2005 and 2004.

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

      The year-end estimated fair values of financial instruments were as follows:

	2005		2004

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

Financial assets:

Cash and cash equivalents	$1,913,428	$1,913,428	$1,293,789	$1,293,789

Securities	3,078,029	3,078,118	2,978,681	2,979,017

Loans	6,085,055	6,080,469	5,164,991	5,181,763

Allowance for loan losses	(80,325)	—	(75,810)	—

Net loans	6,004,730	6,080,469	5,089,181	5,181,763

Cash surrender value of life insurance policies	102,604	102,604	105,223	105,223

Commercial loan/lease interest rate swaps on loans designated as hedges of fair value	1,513	1,513	—	—

Commercial loan/lease interest rate caps on loans designated as hedges of fair value	41	41	49	49

Interest rate swaps related to subordinated notes	450	450	4,379	4,379

Interest rate floors on variable-rate loans	1,702	1,702	—	—

Non-hedging commercial loan/lease interest rate swaps caps and floors	2,486	2,486	3,272	3,272

Commodity and foreign exchange derivatives	1,016	1,016	859	859

Accrued interest receivable	50,936	50,936	37,158	37,158

Financial liabilities:

Deposits	9,146,394	9,144,011	8,105,678	8,102,776

Federal funds purchased and repurchase agreements	740,529	740,529	506,342	506,342

Junior subordinated deferrable interest debentures	226,805	234,022	226,805	231,344

Subordinated notes payable and other borrowings	188,617	199,700	150,872	169,867

Commercial loan/lease interest rate swaps on loans designated as hedges of fair value	—	—	521	521

Non-hedging commercial loan/lease interest rate swaps caps and floors	2,486	2,486	3,272	3,272

Commodity and foreign exchange derivatives	1,010	1,010	839	839

Accrued interest payable	24,476	24,476	15,431	15,431
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

      Financial results by operating segment were as follows:

	Banking	FMG		Non-Banks	Consolidated

2005

Net interest income (expense)	$392,189	$13,962		$(14,885)	$391,266

Provision for possible loan losses	10,177	73		—	10,250

Non-interest income	158,474	70,700		1,205	230,379

Non-interest expense	304,965	58,948		3,094	367,007

Income (loss) before income taxes	235,521	25,641		(16,774)	244,388

Income tax expense (benefit)	76,344	8,975		(6,354)	78,965

Net income (loss)	$159,177	$16,666		$(10,420)	$165,423

Average assets (in millions)	$10,080	$47	(1)	$16	$10,143

2004

Net interest income (expense)	$338,555	$4,991		$(12,108)	$331,438

Provision for possible loan losses	2,498	2		—	2,500

Non-interest income	158,977	64,586		1,547	225,110

Non-interest expense	289,452	52,657		2,921	345,030

Income (loss) before income taxes	205,582	16,918		(13,482)	209,018

Income tax expense (benefit)	67,838	5,921		(6,066)	67,693

Net income (loss)	$137,744	$10,997		$(7,416)	$141,325

Average assets (in millions)	$9,590	$13	(1)	$16	$9,619

2003

Net interest income (expense)	$318,909	$3,533		$(8,684)	$313,758

Provision for possible loan losses	10,548	(4)		—	10,544

Non-interest income	155,346	58,127		1,888	215,361

Non-interest expense	273,165	49,661		3,209	326,035

Income (loss) before income taxes	190,542	12,003		(10,005)	192,540

Income tax expense (benefit)	62,213	4,202		(4,376)	62,039

Net income (loss)	$128,329	$7,801		$(5,629)	$130,501

Average assets (in millions)	$9,559	$14	(1)	$11	$9,584

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $18.1 billion, $17.1 billion and $14.8 billion, at December 31, 2005, 2004 and 2003.

Note 20 — Condensed Financial Statements of Parent Company
       Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.
Condensed Statements of Income

	Year Ended December 31,

	2005	2004	2003

Income:

Dividend income	$186,294	$74,592	$70,684

Interest and other income	2,422	800	585

Total income	188,716	75,392	71,269

Expenses:

Interest expense	14,908	12,144	8,735

Salaries and employee benefits	1,089	2,488	6,672

Other	2,757	2,649	2,685

Total expenses	18,754	17,281	18,092

Income before income taxes and equity in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	169,962	58,111	53,177

Income tax benefit	6,843	6,190	6,391

Equity in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	(11,382)	77,024	70,933

Net income	$165,423	$141,325	$130,501

Condensed Balance Sheets

	December 31,

	2005	2004

Assets:

Cash	$124,167	$129,945

Resell agreements	156,976	54,511

Total cash and cash equivalents	281,143	184,456

Investment in subsidiaries	931,051	873,786

Other assets	5,701	4,643

Total assets	$1,217,895	$1,062,885

Liabilities:

Junior subordinated deferrable interest debentures	$226,805	$226,805

Accrued interest payable and other liabilities	8,854	13,685

Total liabilities	235,659	240,490

Shareholders’ Equity	982,236	822,395

Total liabilities and shareholders’ equity	$1,217,895	$1,062,885

Condensed Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

Operating Activities:

Net income	$165,423	$141,325	$130,501

Adjustments to reconcile net income to net cash provided by operating activities:

(Equity in undistributed earnings of subsidiaries) distributions in excess of earnings of subsidiaries	11,382	(77,024)	(70,933)

Tax benefit from stock option exercises	11,371	11,524	3,638

Amortization of deferred compensation	1,986	1,377	833

Net change in other assets and other liabilities	(5,889)	(3,127)	(3,574)

Net cash from operating activities	184,273	74,075	60,465

Investing Activities:

Net cash paid in acquisitions	(13,297)	—	—

Capital contributions to subsidiaries	(33,623)	(3,712)	—

Net cash from investing activities	(46,920)	(3,712)	—

Financing Activities:

Proceeds from junior subordinated deferrable interest debentures	—	123,712	—

Proceeds from stock option exercises	35,805	36,006	15,294

Purchase of treasury stock	(14,972)	(65,212)	(11,082)

Cash dividends paid	(61,499)	(53,782)	(48,485)

Net cash from financing activities	(40,666)	40,724	(44,273)

Net change in cash and cash equivalents	96,687	111,087	16,192

Cash and cash equivalents at beginning of year	184,456	73,369	57,177

Cash and cash equivalents at end of year	$281,143	$184,456	$73,369

Note 21 — New Accounting Standards
Statements of Financial Accounting Standards
       SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.
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
      Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize total pre-tax, quarterly compensation cost of approximately $2.3 million (approximately $1.6 million related to outstanding stock option awards and approximately $652 thousand related to outstanding non-vested stock awards) beginning in the first quarter of 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.
Financial Accounting Standards Board Staff Positions
       FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Corporation does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.
American Institute of Certified Public Accountants Statements of Position
       SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Corporation’s financial statements.

(This page intentionally left blank)

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(dollars in thousands — tax-equivalent basis)
      The following unaudited schedule is presented for additional information and analysis.

	Year Ended December 31,

	2005			2004

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:

Interest-bearing deposits	$5,644	$150	2.66%	$6,175	$63	1.02%

Federal funds sold and resell agreements	521,674	18,147	3.48	564,286	8,834	1.57

Securities:

Tax-exempt	260,207	16,521	6.48	219,674	14,138	6.68

Taxable	2,586,904	121,377	4.68	2,739,001	125,999	4.63

Total securities	2,847,111	137,898	4.84	2,958,675	140,137	4.77

Loans, net of unearned discount	5,594,477	361,304	6.46	4,823,198	250,174	5.19

Total earning assets and average rate earned	8,968,906	517,499	5.77	8,352,334	399,208	4.79

Cash and due from banks	604,625			746,257

Allowance for possible loan losses	(77,551)			(81,232)

Premises and equipment, net	175,829			168,714

Accrued interest receivable and other assets	471,436			432,776

Total assets	$10,143,245			$9,618,849

Liabilities:

Non-interest-bearing demand deposits:

Commercial and individual	$2,639,071			$2,395,663

Correspondent banks	323,712			469,635

Public funds	45,967			49,222

Total non-interest-bearing demand deposits	3,008,750			2,914,520

Interest-bearing deposits:

Private accounts:

Savings and interest checking	1,206,055	3,009	0.25	1,171,883	1,090	0.09

Money market deposit accounts	2,646,975	48,158	1.82	2,444,734	24,508	1.00

Time accounts	894,459	20,499	2.29	865,176	10,173	1.18

Public funds	376,547	7,268	1.93	370,373	3,379	0.91

Total interest-bearing deposits	5,124,036	78,934	1.54	4,852,166	39,150	0.81

Total deposits	8,132,786			7,766,686

Federal funds purchased and repurchase agreements	605,965	16,632	2.74	564,489	5,775	1.02

Junior subordinated deferrable interest debentures	226,805	14,908	6.57	212,271	12,144	5.72

Subordinated notes payable and other notes	150,000	7,626	5.08	150,000	4,974	3.32

Federal Home Loan Bank advances	10,807	461	4.27	1,115	63	5.65

Total interest-bearing liabilities and average rate paid	6,117,613	118,561	1.94	5,780,041	62,106	1.07

Accrued interest payable and other liabilities	136,242			135,215

Total liabilities	9,262,605			8,829,776

Shareholders’ equity	880,640			789,073

Total liabilities and shareholder’s equity	$10,143,245			$9,618,849

Net interest income		$398,938			$337,102

Net interest spread			3.83%			3.72%

Net interest income to total average earning assets			4.45%			4.05%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,

2003			2002			2001			2000

	Interest			Interest			Interest			Interest
Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

$8,869	$104	1.17%	$14,220	$199	1.40%	$7,170	$331	4.62%	$7,226	$505	6.99%
825,452	9,601	1.16	244,790	3,991	1.63	253,112	9,784	3.87	130,800	8,505	6.50

200,844	13,184	6.56	181,928	12,697	6.98	167,369	11,863	7.08	151,423	11,414	7.45

2,478,427	117,342	4.73	1,983,502	112,079	5.65	1,590,431	99,323	6.25	1,505,837	101,874	6.77

2,679,271	130,526	4.87	2,165,430	124,776	5.76	1,757,800	111,186	6.33	1,657,260	113,288	6.84
4,497,489	233,902	5.20	4,536,999	265,931	5.86	4,546,596	344,413	7.58	4,352,868	394,527	9.06

8,011,081	374,133	4.67	6,961,439	394,897	5.67	6,564,678	465,714	7.09	6,148,154	516,825	8.41

1,046,690			893,995			810,323			621,950
(83,616)			(79,394)			(68,785)			(59,281)
168,705			161,941			150,264			146,185
440,969			415,164			385,343			297,292

$9,583,829			$8,353,145			$7,841,823			$7,154,300

$2,133,906			$1,942,228			$1,883,931			$1,636,633
848,737			553,318			262,840			227,807
55,081			44,886			39,919			32,732

3,037,724			2,540,432			2,186,690			1,897,172

1,052,637	916	0.09	1,003,713	1,800	0.18	966,429	3,605	0.37	961,315	6,344	0.66
2,153,489	20,601	0.96	1,857,130	23,860	1.28	1,825,991	48,011	2.63	1,703,602	76,537	4.49
1,001,581	12,793	1.28	1,155,746	24,767	2.14	1,265,999	57,101	4.51	1,239,022	64,498	5.21
331,915	3,096	0.93	337,289	4,956	1.47	306,248	9,982	3.26	250,559	11,479	4.58

4,539,622	37,406	0.82	4,353,878	55,383	1.27	4,364,667	118,699	2.72	4,154,498	158,858	3.82

7,577,346			6,894,310			6,551,357			6,051,670
854,517	4,059	0.48	400,511	5,359	1.34	351,319	12,054	3.43	326,448	17,889	5.48
103,093	8,735	8.47	103,093	8,735	8.47	103,093	8,735	8.47	103,093	8,735	8.47
150,399	4,645	3.09	152,062	5,902	3.88	65,662	3,736	5.69	3,769	204	5.42
10,936	343	3.14	19,981	746	3.73	31,411	1,795	5.71	63,243	4,142	6.55

5,658,567	55,188	0.98	5,029,525	76,125	1.51	4,916,152	145,019	2.95	4,651,051	189,828	4.08

153,544			131,915			124,971			72,952

8,849,835			7,701,872			7,227,813			6,621,175
733,994			651,273			614,010			533,125

$9,583,829			$8,353,145			$7,841,823			$7,154,300

	$318,945			$318,772			$320,695			$326,997

		3.69%			4.16%			4.14%			4.33%

		3.98%			4.58%			4.89%			5.32%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 9A.	CONTROLS AND PROCEDURES
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

Management’s Report on Internal Control Over Financial Reporting
      The management of Cullen/Frost Bankers, Inc. (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.
      As of December 31, 2005, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.
      Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
Report of Ernst & Young LLP
Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Cullen/Frost Bankers, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cullen/Frost Bankers, Inc. (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cullen/Frost Bankers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Cullen/Frost Bankers, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Cullen/Frost Bankers, Inc. and our report dated February 3, 2006 expressed an unqualified opinion thereon.

San Antonio, Texas
February 3, 2006
ITEM 9B.     OTHER INFORMATION
      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/Frost and payment of a reasonable fee.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-K	0-7275	3.1	3/28/01
3.2	Amended By-Laws of Cullen/Frost Bankers, Inc.		10-K/A	0-7275	3.2	4/29/96
4.1	Shareholder Protection Rights Agreement dated as of January 26, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as Rights Agent		8-A	0-7275	1	2/1/99
4.2*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	0-7275	10.1	3/31/99
10.2+	The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	333-108321	4.4	8/28/03
10.3+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91
10.4+	Cullen/Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92
10.5+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	0-7275	10.13	3/30/95
10.6+	Cullen/Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02
10.7+	Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	333-68928	4.5 - 4.7	9/4/01
10.8+	Change-In-Control Agreements with 3 Executive Officers		10-K	0-7275	10.10	3/28/01
10.9+	Cullen/Frost Bankers, Inc. 2001 Stock Plan		S-8	333-68928	4.4	9/4/01

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

10.10+	Retirement Agreement with a former Executive Officer		10-K	0-7275	10.10	3/28/03
10.11+	Deferred Compensation Plan for Covered Employees		10-K	0-7275	10.11	3/28/03
10.12+	Cullen/Frost Restoration Profit Sharing Plan		10-K	0-7275	10.12	2/4/05
10.13+	2005 Omnibus Incentive Plan		S-8	333-127341	4.4	8/9/05
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
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
Date: February 3, 2006

CULLEN/FROST BANKERS, INC.
(Registrant)

By:	/s/ PHILLIP D. GREEN

Phillip D. Green
Group Executive Vice President and
Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T.C. FROST* T.C. Frost	Senior Chairman of the Board and Director	February 3, 2006

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board and Director (Principal Executive Officer)	February 3, 2006

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2006

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 3, 2006

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 3, 2006

/s/ ISAAC ARNOLD, JR.* Isaac Arnold, Jr.	Director	February 3, 2006

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 3, 2006

/s/ HARRY H. CULLEN* Harry H. Cullen	Director	February 3, 2006

/s/ CRAWFORD H. EDWARDS* Crawford H. Edwards	Director	February 3, 2006

SIGNATURES — (Continued)

Signature	Title	Date

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 3, 2006

/s/ PATRICK B. FROST* Patrick B. Frost	Director and President of The Frost National Bank	February 3, 2006

/s/ JAMES L. HAYNE* James L. Hayne	Director	February 3, 2006

/s/ KAREN E. JENNINGS* Karen E. Jennings	Director	February 3, 2006

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III	Director	February 3, 2006

/s/ ROBERT S. MCCLANE* Robert S. McClane	Director	February 3, 2006

/s/ IDA CLEMENT STEEN* Ida Clement Steen	Director	February 3, 2006

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.	Director	February 3, 2006

/s/ MARY BETH WILLIAMSON* Mary Beth Williamson	Director	February 3, 2006

*By: /s/ PHILLIP D. GREEN Phillip D. Green As attorney-in-fact for the persons indicated	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2006