Form 10-Q
period 2006-03-31
CULLEN FROST BANKERS INC
filed 2006-04-26
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here.
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2006

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

(210) 220-4011
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

As of April 20, 2006, there were 55,104,872 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended March 31,

	2006	2005

Interest income:
Loans, including fees	$114,220	$76,693
Securities:
Taxable	33,435	30,884
Tax-exempt	2,744	2,506
Interest-bearing deposits	57	21
Federal funds sold and resell agreements	6,384	2,819

Total interest income	156,840	112,923

Interest expense:
Deposits	31,108	14,888
Federal funds purchased and repurchase agreements	6,526	2,780
Junior subordinated deferrable interest debentures	4,108	3,505
Subordinated notes payable and other borrowings	2,658	1,647

Total interest expense	44,400	22,820

Net interest income	112,440	90,103
Provision for possible loan losses	3,934	2,400

Net interest income after provision for possible loan losses	108,506	87,703

Non-interest income:
Trust fees	15,754	14,290
Service charges on deposit accounts	19,107	19,367
Insurance commissions and fees	8,975	8,610
Other charges, commissions and fees	4,808	4,288
Net gain (loss) on securities transactions	(1)	-
Other	12,115	11,484

Total non-interest income	60,758	58,039

Non-interest expense:
Salaries and wages	46,106	40,000
Employee benefits	13,176	12,037
Net occupancy	8,433	7,344
Furniture and equipment	6,302	5,802
Intangible amortization	1,306	1,371
Other	24,873	23,933

Total non-interest expense	100,196	90,487

Income before income taxes	69,068	55,255
Income taxes	22,391	17,888

Net income	$46,677	$37,367

Earnings per common share:
Basic	$0.86	$0.72
Diluted	0.83	0.70

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	March 31,	December 31,	March 31,
	2006	2005	2005

Assets:
Cash and due from banks	$535,112	$873,015	$538,846
Interest-bearing deposits	2,829	6,438	3,997
Federal funds sold and resell agreements	795,275	1,033,975	367,100

Total cash and cash equivalents	1,333,216	1,913,428	909,943

Securities held to maturity, at amortized cost	11,960	12,701	15,687
Securities available for sale, at estimated fair value	2,971,686	3,059,111	2,972,440
Trading account securities	6,907	6,217	5,345
Loans, net of unearned discounts	6,511,258	6,085,055	5,402,980
Less: Allowance for possible loan losses	(84,142)	(80,325)	(76,538)

Net loans	6,427,116	6,004,730	5,326,442
Premises and equipment, net	196,287	182,356	173,712
Goodwill	245,061	168,983	102,367
Other intangible assets, net	23,769	14,903	12,778
Cash surrender value of life insurance policies	108,549	102,604	106,239
Accrued interest receivable and other assets	254,618	276,404	224,239

Total assets	$11,579,169	$11,741,437	$9,849,192

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,375,512	$3,484,932	$2,920,752
Interest-bearing deposits	5,916,871	5,661,462	5,082,516

Total deposits	9,292,383	9,146,394	8,003,268

Federal funds purchased and repurchase agreements	742,644	740,529	554,273
Subordinated notes payable and other borrowings	177,054	188,617	150,799
Junior subordinated deferrable interest debentures	229,898	226,805	226,805
Accrued interest payable and other liabilities	126,452	456,856	106,067

Total liabilities	10,568,431	10,759,201	9,041,212

Shareholders' Equity:
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 90,000,000 shares authorized; 55,106,185 shares, 54,961,616 shares and 53,561,616 shares issued	551	550	536
Additional paid-in capital	292,431	279,627	209,490
Retained earnings	793,350	776,193	717,831
Accumulated other comprehensive income (loss), net of tax	(75,594)	(50,442)	(40,752)
Treasury stock, 7 shares, 478,881 shares and 1,744,263 shares, at cost	-	(23,692)	(79,125)

Total shareholders' equity	1,010,738	982,236	807,980

Total liabilities and shareholders' equity	$11,579,169	$11,741,437	$9,849,192

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2006	2005

Total shareholders' equity at beginning of period	$982,236	$822,395

Comprehensive income:
Net income	46,677	37,367
Other comprehensive income:
Change in unrealized gain/loss on securities available for sale of $(37,472) in 2006 and $(46,104) in 2005, net of reclassification adjustment of $1 in 2006 and tax effect of $(13,115) in 2006 and $(16,136) in 2005	(24,356)	(29,968)
Change in accumulated gain/loss on effective cash flow hedging derivatives of $(1,224) in 2006 net of tax effect of $(428) in 2006	(796)	-

Total other comprehensive income	(25,152)	(29,968)

Total comprehensive income	21,525	7,399

Stock option exercises (678,015 shares in 2006 and 194,095 shares in 2005)	17,466	4,174
Stock compensation expense recognized in earnings	2,254	351
Tax benefits related to stock compensation, includes excess tax benefits of $4,968 in 2006	6,751	1,785
Purchase of treasury stock (54,572 shares in 2006 and 300,594 shares in 2005)	(2,970)	(14,395)
Cash dividends ($0.30 per share in 2006 and $0.265 per share in 2005)	(16,524)	(13,729)

Total shareholders' equity at end of period	$1,010,738	$807,980

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,

	2006	2005

Operating Activities:
Net income	$46,677	$37,367
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	3,934	2,400
Deferred tax expense (benefit)	(1,537)	(444)
Accretion of loan discounts	(1,760)	(1,636)
Securities premium amortization (discount accretion), net	(221)	(37)
Net (gain) loss on securities transactions	1	-
Depreciation and amortization	6,034	6,197
Origination of loans held for sale	(27,331)	(24,211)
Proceeds from sales of loans held for sale	19,186	17,786
Net gain on sale of loans held for sale and other assets	(723)	(714)
Stock-based compensation expense	2,254	351
Tax benefit from stock-based compensation arrangements	1,783	1,785
Excess tax benefits from stock-based compensation arrangements	(4,968)	-
Earnings on life insurance policies	(930)	(1,016)
Net change in:
Trading account securities	(690)	(674)
Accrued interest receivable and other assets	37,149	(10,134)
Accrued interest payable and other liabilities	(331,796)	(34,628)

Net cash from operating activities	(252,938)	(7,608)

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	738	1,025
Securities available for sale:
Purchases	(4,003,743)	(422,705)
Sales	8,689	1,474
Maturities, calls and principal repayments	4,113,565	360,022
Net change in loans	(129,676)	(231,131)
Net cash paid in acquisitions	(60,543)	-
Proceeds from sales of premises and equipment	108	6
Purchases of premises and equipment	(6,460)	(7,192)
Proceeds from sales of repossessed properties	69	765

Net cash from investing activities	(77,253)	(297,736)

Financing Activities:
Net change in deposits	(235,594)	(102,410)
Net change in short-term borrowings	(3,804)	47,931
Principal payments on notes payable and other borrowings	(13,563)	(73)
Proceeds from stock option exercises	17,466	4,174
Excess tax benefits from stock-based compensation arrangements	4,968	-
Purchase of treasury stock	(2,970)	(14,395)
Cash dividends paid	(16,524)	(13,729)

Net cash from financing activities	(250,021)	(78,502)

Net change in cash and cash equivalents	(580,212)	(383,846)
Cash and equivalents at beginning of period	1,913,428	1,293,789

Cash and equivalents at end of period	$1,333,216	$909,943

Supplemental disclosures:
Cash paid for interest	$47,920	$27,229
Cash paid for income taxes	1,794	-

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

   The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2005, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 3, 2006 (the "2005 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

   Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for possible loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly susceptible to significant change in the near term.

   Stock-Based Compensation. On January 1, 2006, the Corporation changed its accounting policy related to stock-compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payment (Revised 2004)." See Note 12 - Stock-Based Compensation for additional information.

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the additional minimum pension liability and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders' equity.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Mergers and Acquisitions

   The acquisitions described below were accounted for as purchase transactions with all cash consideration funded through internal sources. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. The operating results of the acquired companies are included with the Corporation's results of operations since their respective dates of acquisition. Neither of the acquisitions had a significant impact on the Corporation's financial statements.

   Texas Community Bancshares, Inc. On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. ("TCB"), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price includes $31.1 million in cash and $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Cullen/Frost and Frost Bank. As of March 31, 2006, the Corporation had a liability totaling $2.6 million related to TCB shares that have not yet been tendered for payment.

   Alamo Corporation of Texas. On February 28, 2006, the Corporation acquired Alamo Corporation of Texas ("Alamo") including its subsidiary, Alamo Bank of Texas, a privately-held bank holding company and bank located in the Rio Grande Valley of Texas. The Corporation purchased all of the outstanding shares of Alamo for approximately $87.3 million. The purchase price includes $87.0 million in cash and $290 thousand in acquisition-related costs. Alamo will continue to operate separately from Frost Bank. The Corporation expects to fully integrate Alamo into Frost Bank during the second quarter of 2006.

   The total purchase prices paid for the acquisitions of TCB and Alamo were allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

	TCB	Alamo

Cash and cash equivalents	$27,595	$27,402
Securities available for sale	15,842	52,492
Loans, net	64,376	222,887
Premises and equipment, net	427	10,836
Core deposit intangible asset	3,762	6,410
Goodwill	19,414	56,875
Other assets	3,670	6,332
Deposits	(101,298)	(280,285)
Other borrowings	-	(11,012)
Other liabilities	(1,734)	(4,649)

	$32,054	$87,288

   The core deposit intangible assets acquired in these transactions are expected to be amortized over a period of 8 years. Additional information related to intangible assets and goodwill is included in Note 6 - Goodwill and Other Intangible Assets. Pro forma condensed consolidated results of operations assuming TCB and Alamo had been acquired at the beginning of the reported periods are not presented because the combined effect of these acquisitions was not considered significant based on SEC rules and regulations regarding significant acquisitions.

   Horizon Capital Bank. The Corporation previously reported the acquisition of Horizon Capital Bank ("Horizon"), a privately-held bank located in Houston, Texas in the 2005 Form 10-K. During the first quarter of 2006, the purchase price allocation was revised based on additional information related to the valuation of certain assets acquired and liabilities assumed. The revised total purchase price of $109.2 million includes $61.4 million of the Corporation's common stock (1.4 million shares), $46.9 million in cash and $991 thousand in acquisition-related costs primarily for professional fees. The purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is still preliminary and subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

Note 3 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2006				December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$10,960	$95	$41	$11,014	$11,701	$126	$25	$11,802
Other	1,000	-	16	984	1,000	-	12	988

Total	$11,960	$95	$57	$11,998	$12,701	$126	$37	$12,790

Securities Available for Sale:
U.S. Treasury	$121,422	$-	$868	$120,554	$84,897	$-	$588	$84,309
U.S. government agencies and corporations	2,621,833	3,777	73,808	2,551,802	2,710,445	6,632	40,974	2,676,103
States and political subdivisions	271,826	2,777	1,962	272,641	268,975	3,741	1,423	271,293
Other	26,689	-	-	26,689	27,406	-	-	27,406

Total	$3,041,770	$6,554	$76,638	$2,971,686	$3,091,723	$10,373	$42,985	$3,059,111

   Securities with a fair value totaling $1.9 billion at March 31, 2006 and $2.1 billion at December 31, 2005 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

							Three Months Ended March 31,

							2006	2005

Proceeds from sales							$8,689	$1,474
Gross realized gains							117	-
Gross realized losses							118	-

As of March 31, 2006, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months			More than 12 Months		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$5,309		$34	$389	$7		$5,698	$41
Other	984		16	-	-		984	16

Total	$6,293		$50	$389	$7		$6,682	$57

Available for Sale
U.S. Treasury	$84,077		$841	$36,479	$27		$120,556	$868
U.S. government agencies and corporations	1,404,339		26,735	953,136	47,073		2,357,475	73,808
States and political subdivisions	78,692		1,170	19,631	792		98,323	1,962

Total	$1,567,108		$28,746	$1,009,246	$47,892		$2,576,354	$76,638

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 4 - Loans

Loans were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2006	of Total	2005	of Total	2005	of Total

Commercial and industrial:
Commercial	$2,756,506	42.3%	$2,610,178	42.9%	$2,449,192	45.3%
Leases	158,881	2.4	148,750	2.4	120,049	2.2
Asset-based	41,948	0.7	41,288	0.7	53,965	1.0

Total commercial and industrial	2,957,335	45.4	2,800,216	46.0	2,623,206	48.5

Real estate:
Construction:
Commercial	610,084	9.4	590,635	9.7	459,494	8.5
Consumer	116,443	1.8	87,746	1.4	42,108	0.8
Land:
Commercial	330,321	5.1	301,907	5.0	238,436	4.4
Consumer	13,341	0.2	10,369	0.2	3,476	0.1
Commercial mortgages	1,540,404	23.6	1,409,811	23.2	1,228,150	22.7
1-4 family residential mortgages	124,367	1.9	95,032	1.5	82,468	1.5
Home equity and other consumer	481,180	7.4	460,941	7.6	402,463	7.5

Total real estate	3,216,140	49.4	2,956,441	48.6	2,456,595	45.5

Consumer:
Indirect	2,614	0.1	2,418	-	3,290	0.1
Student loans held for sale	60,106	0.9	51,189	0.8	70,719	1.3
Other	273,880	4.2	265,038	4.4	244,855	4.5
Other	22,301	0.3	27,201	0.5	19,975	0.4
Unearned discounts	(21,118)	(0.3)	(17,448)	(0.3)	(15,660)	(0.3)

Total loans	$6,511,258	100.0%	$6,085,055	100.0%	$5,402,980	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as eight other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2006, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2006 or December 31, 2005.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $34.0 million at March 31, 2006 and $33.2 million at December 31, 2005. Accruing loans past due more than 90 days totaled $7.1 million at March 31, 2006 and $7.9 million at December 31, 2005.

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

Impaired loans were as follows:

	March 31,	December 31,	March 31,
	2006	2005	2005

Balance of impaired loans with no allocated allowance	$10,027	$8,491	$5,868
Balance of impaired loans with an allocated allowance	17,568	17,520	21,485

Total recorded investment in impaired loans	$27,595	$26,011	$27,353

Amount of the allowance allocated to impaired loans	$9,102	$8,811	$11,132

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $26.7 million during the three months ended March 31, 2006 and $26.9 million for the three months ended March 31, 2005. No interest income was recognized on these loans subsequent to their classification as impaired.

Note 5 - Allowance for Possible Loan Losses

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

Activity in the allowance for possible loan losses was as follows:

		Three Months Ended March 31,

		2006	2005

	Balance at the beginning of the period	$80,325	$75,810
	Provision for possible loan losses	3,934	2,400
	Allowance for possible loan losses acquired	2,373	-
	Net charge-offs:
Losses charged to the allowance		(4,265)	(3,310)
Recoveries of loans previously charged off		1,775	1,638

Net charge-offs		(2,490)	(1,672)

	Balance at the end of the period	$84,142	$76,538

Note 6 - Goodwill and Other Intangible Assets

   Goodwill. Goodwill totaled $245.1 million at March 31, 2006 and $169.0 million at December 31, 2005. During the first quarter of 2006, the Corporation recorded goodwill totaling $76.3 million in connection with the acquisitions of TCB and Alamo. Additionally, goodwill recorded in connection with the acquisition of Horizon during the fourth quarter of 2005 was reduced $211 thousand as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed. See Note 2 - Mergers and Acquisitions.

   Other Intangible Assets. Other intangible assets totaled $23.8 million at March 31, 2006 including $20.3 million related to core deposits, $2.3 million related to customer relationships and $1.2 million related to non-compete agreements. Other intangible assets totaled $14.9 million at December 31, 2005 including $11.1 million related to core deposits, $2.4 million related to non-compete agreements and $1.4 million related to customer relationships. During the first quarter of 2006, the Corporation recorded core deposit intangibles totaling $10.2 million in connection with the acquisitions of TCB and Alamo. See Note 2 - Mergers and Acquisitions.

   Amortization expense related to intangible assets totaled $1.3 million and $1.4 million during the three months ended March 31, 2006 and 2005. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2006 is as follows:

Remainder of 2006					$3,913
2007					4,658
2008					3,733
2009					2,847
2010					2,242
Thereafter					6,376

					$23,769

Note 7 - Deposits

Deposits were as follows:

March 31,	Percentage		December 31,	Percentage	March 31,	Percentage
2006	of Total		2005	of Total	2005	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$3,074,277	33.1%	$2,945,366	32.2%	$2,581,277	32.3%
Correspondent banks	254,285	2.7	458,821	5.0	298,243	3.7
Public funds	46,950	0.5	80,745	0.9	41,232	0.5

Total non-interest-bearing demand deposits	3,375,512	36.3	3,484,932	38.1	2,920,752	36.5

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,331,719	14.3	1,320,781	14.4	1,206,465	15.1
Money market accounts	3,019,832	32.5	2,761,944	30.2	2,654,240	33.2
Time accounts under $100,000	503,040	5.4	431,741	4.7	378,052	4.7
Time accounts of $100,000 or more	610,837	6.6	534,151	5.9	481,898	6.0
Public funds	451,443	4.9	612,845	6.7	361,861	4.5

Total interest-bearing deposits	5,916,871	63.7	5,661,462	61.9	5,082,516	63.5

Total deposits	$9,292,383	100.0%	$9,146,394	100.0%	$8,003,268	100.0%

   At March 31, 2006 and December 31, 2005, interest-bearing public funds deposits included $118.5 million and $314.3 million in savings and interest checking accounts, $91.2 million and $84.4 million in money market accounts, $7.0 million and $6.1 million in time accounts under $100 thousand, and $234.8 million and $208.0 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $688.4 million at March 31, 2006 and $641.2 million at December 31, 2005.

Note 8 - Commitments and Contingencies

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $3.4 billion and $3.3 billion at March 31, 2006 and December 31, 2005.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $236.2 million at March 31, 2006 and $241.6 million at December 31, 2005. The Corporation had an accrued liability totaling $1.0 million at March 31, 2006 and $1.3 million at December 31, 2005 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $4.0 million and $3.2 million for the three months ended March 31, 2006 and 2005. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2005. See the 2005 Form 10-K for information regarding these commitments.

   Litigation. The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation's financial statements.

Note 9 - Regulatory Matters

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

   Cullen/Frost's and each of the subsidiary bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $223 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital plus $150 million of subordinated notes payable and a permissible portion of the allowance for possible loan losses.

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

Actual and required capital ratios for Cullen/Frost, Frost Bank and Alamo Bank of Texas were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

March 31, 2006
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,251,651	14.21%	$704,695	8.00%	N/A	N/A
Frost Bank	1,028,894	11.98	686,800	8.00	$858,500	10.00%
Alamo Bank of Texas	29,581	13.46	17,578	8.00	21,973	10.00
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,017,509	11.55	352,348	4.00	N/A	N/A
Frost Bank	796,341	9.28	343,400	4.00	515,100	6.00
Alamo Bank of Texas	27,992	12.74	8,789	4.00	13,184	6.00
Leverage Ratio
Cullen/Frost	1,017,509	9.12	446,508	4.00	N/A	N/A
Frost Bank	796,341	7.18	443,512	4.00	554,389	5.00
Alamo Bank of Texas	27,992	8.58	13,047	4.00	16,309	5.00
	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

December 31, 2005
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,273,702	14.94%	$682,154	8.00%	N/A	N/A
Frost Bank	991,846	11.64	681,703	8.00	$852,129	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,043,377	12.24	341,077	4.00	N/A	N/A
Frost Bank	761,521	8.94	340,852	4.00	511,277	6.00
Leverage Ratio
Cullen/Frost	1,043,377	9.62	433,819	4.00	N/A	N/A
Frost Bank	761,521	7.03	433,269	4.00	541,586	5.00

   Frost Bank and Alamo Bank of Texas have been notified by their respective regulators that, as of their most recent regulatory examination, each bank is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made based on each bank's Tier 1, total capital, and leverage ratios. There have been no conditions or events since these notifications that management believes would change either bank's categorization as well capitalized under the aforementioned ratios.

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve. Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Alamo Bank of Texas is subject to the regulatory capital requirements administered by the State of Texas and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost, Frost Bank or Alamo Bank of Texas fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of March 31, 2006, that Cullen/Frost, Frost Bank and Alamo Bank of Texas meet all capital adequacy requirements to which they are subject.

   Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation's wholly owned subsidiary trusts, Cullen/Frost Capital Trust I, Cullen/Frost Capital Trust II and Alamo Corporation of Texas Trust I have not been included in the Corporation's consolidated financial statements. However, the $223 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board's final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $223 million in trust preferred securities in Tier 1 capital.

Note 10 - Derivative Financial Instruments

   The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at year-end are presented in the following table. The estimated fair value of the subordinated debt interest rate swap and the interest rate floors on variable-rate loans are based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

		March 31, 2006		December 31, 2005

		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps		$210,562	$4,199	$163,068	$1,513
Commercial loan/lease interest rate caps		4,791	54	4,810	41
Interest rate swaps related to subordinated notes		150,000	151	300,000	450

Interest rate derivatives designated as hedges of cash flows:
Interest rate floors on variable-rate loans		1,300,000	478	1,300,000	1,702

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps		168,481	584	138,546	2,409
Commercial loan/lease interest rate swaps		168,481	(584)	138,546	(2,409)
Commercial loan/lease interest rate caps		18,750	24	19,375	24
Commercial loan/lease interest rate caps		18,750	(24)	19,375	(24)
Commercial loan/lease interest rate floors		18,750	17	19,375	53
Commercial loan/lease interest rate floors		18,750	(17)	19,375	(53)

The weighted-average receive and pay interest rates for interest rate swaps and the weighted-average strike rates for interest rate caps and floors outstanding at March 31, 2006 were as follows:

			Weighted-Average

			Interest Rate Paid	Interest Rate Received	Strike Rate

Interest rate swaps:
Commercial loan/lease interest rate swaps			4.62%	4.70%	-
Interest rate swaps related to subordinated notes			6.46	6.88	-
Non-hedging interest rate swaps			5.64	5.64	-

Interest rate caps and floors:
Commercial loan/lease interest rate caps			-	-	5.00%
Interest rate floors on variable-rate loans			-	-	6.00
Non-hedging commercial loan/lease interest rate caps			-	-	6.00
Non-hedging commercial loan/lease interest rate floors			-	-	4.17

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $4.9 million at March 31, 2006. This credit exposure includes approximately $3.9 million related to upstream financial institution counterparties and $1.0 million related to bank customers. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax loss on the floor contracts included in accumulated other comprehensive income totaled $1.1 million at March 31, 2006.

   Commodity Derivatives. The Corporation enters into commodity swaps and option contracts to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices.

The notional amounts and estimated fair values of commodity derivative positions outstanding are presented in the following table. The estimated fair values are based on quoted market prices.

		March 31, 2006		December 31, 2005

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	36	$138	-	$-
Oil	Barrels	36	(129)	-	-
Natural gas	MMBTUs	40	31	130	267
Natural gas	MMBTUs	40	(29)	130	(261)

Commodity options:
Oil	Barrels	141	249	117	155
Oil	Barrels	141	(240)	117	(155)
Natural gas	MMBTUs	200	1	500	594
Natural gas	MMBTUs	200	(1)	500	(594)

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2006 and December 31, 2005.

Note 11 - Earnings Per Common Share

   Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested stock granted using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

				Three Months Ended
				March 31,

				2006	2005

Weighted-average shares outstanding for basic earnings per share				54,574	51,653
Dilutive effect of stock options and non-vested stock awards				1,353	1,416

Weighted-average shares outstanding for diluted earnings per share				55,927	53,069

Note 12 - Stock-Based Compensation

   Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Corporation's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1 - Significant Accounting Policies, the Corporation adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Corporation transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

   The fair value of the Corporation's employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Corporation's employee stock options.

   As a result of applying the provisions of SFAS 123R during the three months ended March 31, 2006, the Corporation recognized additional stock-based compensation expense related to stock options of $1.6 million, or $1.0 million net of tax. The increase in stock-based compensation expense related to stock options during the three months ended March 31, 2006, resulted in a $0.01 decrease in basic earnings per share and a $0.02 decrease in diluted earnings per share. Cash flows from financing activities included $5.0 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities.

   The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense totaled $2.3 million and $351 thousand during the three months ended March 31, 2006 and 2005. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $12.6 million at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.94 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $5.5 million at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.97 years.

   The following pro forma information presents net income and earnings per share for the three months ended March 31, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

Net income, as reported					$37,367
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects					228
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects					(1,148)

Pro forma net income					$36,447

Earnings per share:
Basic - as reported					$0.72
Basic - pro forma					0.71

Diluted - as reported					0.70
Diluted - pro forma					0.69

During the three months ended March 31, 2006 and 2005, proceeds from stock option exercises totaled $17.5 million and $4.2 million. During the three months ended March 31, 2006 and 2005, 678,015 shares and 194,095 shares, respectively, were issued in connection with stock option exercises. During the three months ended March 31, 2006, 144,569 shares issued in connection with stock option exercises and non-vested stock awards were new shares issued from available authorized shares, while 533,446 shares were issued from available treasury stock. During the three months ended March 31, 2005, all shares issued in connection with stock option exercises and non-vested stock awards were issued from available treasury stock.

Note 13 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended March 31,

	2006	2005

Expected return on plan assets, net of expenses	$(1,863)	$(1,752)
Interest cost on projected benefit obligation	1,795	1,692
Net amortization and deferral	749	536

Net periodic benefit cost	$681	$476

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $4.0 million through March 31, 2006. The Corporation does not expect to make any additional contributions during the remainder of 2006.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during either of the reported periods.

Note 14 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,

	2006	2005

Current income tax expense	$23,928	$18,332
Deferred income tax expense (benefit)	(1,537)	(444)

Income tax expense as reported	$22,391	$17,888

Effective tax rate	32.4%	32.4%

   Net deferred tax assets totaled $69.0 million at March 31, 2006 and $57.4 million at December 31, 2005. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

Note 15 - Operating Segments

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
March 31, 2006	$152,911	$24,029	$(3,742)	$173,198
March 31, 2005	131,344	20,048	(3,250)	148,142

Net income (loss):
Three months ended:
March 31, 2006	$45,157	$4,806	$(3,286)	$46,677
March 31, 2005	36,426	3,485	(2,544)	37,367

Note 16 - New Accounting Standards

   SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2005, included in the 2005 Form 10-K. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or any future period.

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

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in the level of non-performing assets and charge-offs.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, securities market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
w	Changes in consumer spending, borrowings and savings habits.
w	Changes in the financial performance and/or condition of the Corporation's borrowers.
w	Technological changes.
w	Acquisitions and integration of acquired businesses.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial holding companies and other financial service providers.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
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

   The Corporation considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Corporation's financial statements. Accounting policies related to the allowance for possible loan losses and stock-based compensation are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.

   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 Form 10-K. There have been no significant changes in the Corporation's application of critical accounting policies related to the allowance for possible loan losses since December 31, 2005. As more fully discussed in Note 12 - Stock-Based Compensation in the accompanying notes to consolidated financial statements included elsewhere in this report, the Corporation changed its method of accounting for stock options in connection with the adoption of a new accounting standard which eliminated the ability to account for stock-based compensation using the intrinsic value method of APB 25 and requires such transactions to be recognized in the income statement based on their fair values at the date of grant.

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

Overview

   Net income totaled $46.7 million, or $0.83 diluted per share, for the three months ended March 31, 2006 compared to $37.4 million, or $0.70 diluted per share, for the three months ended March 31, 2005 and $44.9 million, or $0.81 diluted per share, for the three months ended December 31, 2005.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2006	2005	2005

Taxable-equivalent net interest income	$114,719	$109,968	$91,789
Taxable-equivalent adjustment	2,279	2,168	1,686

Net interest income	112,440	107,800	90,103
Provision for possible loan losses	3,934	2,950	2,400

Net interest income after provision for possible loan losses	108,506	104,850	87,703
Non-interest income	60,758	56,553	58,039
Non-interest expense	100,196	95,078	90,487

Income before income taxes	69,068	66,325	55,255
Income taxes	22,391	21,408	17,888

Net income	$46,677	$44,917	$37,367

Earnings per common share - basic	$0.86	$0.83	$0.72
Earnings per common share - diluted	0.83	0.81	0.70
Dividends per common share	0.30	0.30	0.265

Return on average assets	1.68%	1.63%	1.54%
Return on average equity	18.86	18.52	18.31

   Net income for the three months ended March 31, 2006 increased $9.3 million, or 24.9%, compared to the same period in 2005. The increase was primarily the result of a $22.3 million increase in net interest income and a $2.7 million increase in non-interest income partly offset by a $9.7 million increase in non-interest expense, a $1.5 million increase in the provision for possible loan losses and a $4.5 million increase in income tax expense.

   Net income for the first quarter of 2006 increased $1.8 million, or 3.9%, from the fourth quarter of 2005. The increase was primarily the result of a $4.6 million increase in net interest income and a $4.2 million increase in non-interest income. These increases were partly offset a $5.1 million increase in non-interest expense, a $984 thousand increase in the provision for possible loan losses and a $983 thousand increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 64.9% of total revenue during the first three months of 2006. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2005 at 5.25% and increased 50 basis points in each of the four quarters to end the year at 7.25%. During the first quarter of 2006, the prime interest rate increased 50 basis points to 7.75%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2005 at 2.25%. During 2005, the federal funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%. During the first quarter of 2006, the federal funds rate increased 50 basis points to 4.75%.

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

	First Quarter	First Quarter
	2006 vs.	2006 vs.
	Fourth Quarter	First Quarter
	2005	2005

Due to changes in average volume	$4,004	$14,555
Due to changes in average interest rates	3,139	8,375
Due to difference in the number of days in each of the comparable periods	(2,391)	-

Total change	$4,752	$22,930

   Taxable-equivalent net interest income for the three months ended March 31, 2006 increased $22.9 million, or 25.0%, compared to the same period in 2005. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin. The average volume of earning assets for the first three months of 2006 increased $1.2 billion compared to the first three months of 2005. Over the same time frame, the net interest margin increased 37 basis points from 4.29% in 2005 to 4.66% in 2006. The increase in the average volume of earning assets was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The increase in the net interest margin was partly due to the increases in market interest rates discussed above. Additionally, the relative proportion of higher-yielding loans increased from 61.0% of total average earning assets during the first quarter of 2005 to 63.7% of total average earning assets during the first quarter of 2006.

   Taxable-equivalent net interest income for the first quarter of 2006 increased $4.8 million, or 4.3%, from the fourth quarter of 2005. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin partly offset by a decrease in the number of days in the first quarter. The average volume of earning assets for the first quarter of 2006 increased $318.6 million compared to the fourth quarter of 2005. Over the same time frame, the net interest margin increased 12 basis points from 4.54% in the fourth quarter of 2005 to 4.66% in the first quarter of 2006. Taxable-equivalent net interest income for the fourth quarter of 2005 included 92 days compared to 90 days for the first quarter of 2006. The additional days added approximately $2.4 million to taxable-equivalent net interest income during the fourth quarter of 2005. Excluding the impact of the additional days during the fourth quarter of 2005 results in an effective increase in taxable-equivalent net interest income of approximately $7.1 million during the first quarter of 2006. This effective increase was the result of the aforementioned increases in average earning assets and the net interest margin. The increase in the average volume of earning assets was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The increase in the net interest margin was partly due to the increases in market interest rates discussed above. Additionally, the relative proportion of higher-yielding loans increased from 62.7% of total average earning assets during the fourth quarter of 2005 to 63.7% of total average earning assets during the first quarter of 2006, while the relative proportion of lower-yielding federal funds sold and resell agreements decreased from 8.9% of total average earning assets during the fourth quarter of 2005 to 5.8% of total average earning assets during the first quarter of 2006.

   The average volume of loans, the Corporation's primary category of earning assets, increased $1.0 billion and $299.5 million during the first quarter of 2006 compared to the first and fourth quarters of 2005, respectively. The average yield on loans was 7.39% during the first quarter of 2006 compared to 5.90% during the first quarter of 2005 and 7.01% during the fourth quarter of 2005. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during the first quarter of 2006 compared to the first and fourth quarters of 2005. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a positive effect on the net interest margin. The average volume of securities increased $94.1 million and $297.6 million during the first quarter of 2006 compared to the first and fourth quarters of 2005, respectively. The average yield on securities was 4.94% during the first quarter of 2006 compared to 4.79% during the first quarter of 2005 and 4.90% during the fourth quarter of 2005. Average federal funds sold and resell agreements during the first quarter of 2006 increased $124.9 million compared to the first quarter of 2005 and decreased $278.2 million compared to the fourth quarter of 2005. The average yield on federal funds sold and resell agreements was 4.49% during the first quarter of 2006 compared to 2.50% during the first quarter of 2005 and 4.07% during the fourth quarter of 2005. Federal funds sold and resell agreements have significantly lower yields compared to loans and securities and, as such, have a compressing effect on the net interest margin.

   Average deposits increased $1.0 billion and $315.3 million during the first quarter of 2006 compared to the first and fourth quarters of 2005, respectively. The increase in the average volume of deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). Average interest-bearing deposits for the first quarter of 2006 increased $632.9 million and $313.0 million compared to the first and fourth quarters, respectively. The ratio of average interest-bearing deposits to total average deposits was 63.3% for the first quarter of 2006 compared to 63.6% and 62.0% during the first and fourth quarters of 2005. The average cost of interest-bearing deposits and total deposits was 2.22% and 1.40% during the first quarter of 2006 compared to 1.19% and 0.76% during the first quarter of 2005 and 1.94% and 1.20% during the fourth quarter of 2005. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.83% during the first quarter of 2006 compared to 3.81% and 3.77% during the first and fourth quarters of 2005, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

   The Corporation's hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation's derivatives and hedging activities are set forth in Note 10 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation's derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $3.9 million for the first quarter of 2006 compared to $3.0 million for the fourth quarter of 2005 and $2.4 million during the first quarter of 2005. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2006	2005	2005

Trust fees	$15,754	$15,059	$14,290
Service charges on deposit accounts	19,107	19,749	19,367
Insurance commissions and fees	8,975	5,539	8,610
Other charges, commissions and fees	4,808	5,438	4,288
Net gain (loss) on securities transactions	(1)	19	-
Other	12,115	10,749	11,484

Total	$60,758	$56,553	$58,039

   Total non-interest income for the three months ended March 31, 2006 increased $2.7 million, or 4.7%, compared to the same period in 2005 and $4.2 million, or 7.4%, compared to the fourth quarter of 2005. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three months ended March 31, 2006 increased $1.5 million, or 10.2%, compared to the same period in 2005. Investment fees are the most significant component of trust fees, making up approximately 69% of total trust fees for the first three months of 2006. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The $1.5 million increase in trust fee income during the three months ended March 31, 2006 compared to the same period in 2005 was primarily the result of increases in investment fees (up $684 thousand) and oil and gas trust management fees (up $501 thousand). The increase in investment fees was primarily due to higher equity valuations during first quarter of 2006 compared to the same period in 2005 and growth in overall trust assets and the number of trust accounts. The increase in oil and gas trust management fees was primarily related to higher market prices for these commodities.

   Trust fee income for the first quarter of 2006 increased $695 thousand, or 4.6%, from the fourth quarter of 2005. The increase was primarily due to increases in oil and gas trust management fees (up $284 thousand), custody fees (up $221 thousand), tax fees (up $201 thousand) and investment fees (up $121 thousand). These increases were partly offset by a decrease in estate fees (down $134 thousand).

   At March 31, 2006, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (45.6% of trust assets), fixed income securities (36.6% of trust assets) and cash equivalents (10.3% of trust assets). The estimated fair value of trust assets was $18.9 billion (including managed assets of $8.3 billion and custody assets of $10.6 billion) at March 31, 2006, compared to $18.1 billion (including managed assets of $8.3 billion and custody assets of $9.8 billion) at December 31, 2005 and $17.2 billion (including managed assets of $7.9 billion and custody assets of $9.3 billion) at March 31, 2005.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2006 decreased $260 thousand, or 1.3%, compared to the same period in 2005. The decrease was primarily due to a decrease in service charges on commercial accounts (down $944 thousand) and service charges on consumer accounts (down $200 thousand). The decrease in service charges on commercial accounts was primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates have trended upwards since the first quarter of 2004, deposit balances have become more valuable and are yielding a higher earnings credit rate relative to 2004. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees. The decrease in treasury fees resulting from the higher earnings credit rate was partly limited by the additional fees from an increase in billable services. The decreases in service charges were partly offset by an increase in overdraft/insufficient funds charges on consumer accounts (up $624 thousand) and an increase in overdraft/insufficient funds charges on commercial accounts (up $172 thousand).

   Service charges on deposit accounts for the first quarter of 2006 decreased $642 thousand, or 3.3%, compared to the fourth quarter of 2005. The decrease was primarily due to a decrease in overdraft/insufficient funds charges on consumer accounts (down $594 thousand). The decline in overdraft/insufficient funds charges on consumer accounts was partly seasonal in nature.

   Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2006 increased $365 thousand, or 4.2%, compared to the same period in 2005. The increase is primarily related to higher commission income (up $492 thousand). The increase in commission income was partly offset by a decrease in contingent commissions.

   Insurance commissions and fees include contingent commissions totaling $2.5 million and $2.6 million during the three months ended March 31, 2006 and 2005. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.4 million during the three months ended March 31, 2006 and 2005. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $108 thousand and $215 thousand during the three months ended March 31, 2006 and 2005.

   Insurance commissions and fees for the first quarter of 2006 increased $3.4 million, or 62.0%, compared to the fourth quarter of 2005. The increase was primarily due to the seasonal increase in contingent commissions (up $2.4 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the first quarter of 2006 increased $1.0 million compared to the fourth quarter of 2005 primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2006 increased $520 thousand, or 12.1%, compared to the same period in 2005. The increase was primarily related to increases in commission income related to the sale money market accounts (up $151 thousand), letter of credit fees (up $139 thousand) and investment banking fees related to corporate advisory services (up $90 thousand). Other charges, commissions and fees for the first quarter of 2006 decreased $630 thousand, or 11.6%, compared to the fourth quarter of 2005. The decrease was primarily due to a decrease in investment banking fees related to corporate advisory services (down $398 thousand) and a decrease in the accelerated realization of deferred loan fees (down $237 thousand). Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $8.7 million and $1.5 million during the three months ended March 31, 2006 and 2005. The sales during the first quarter of 2006 were primarily related to securities acquired in connection with the acquisition of Alamo Corporation of Texas. The Corporation realized a net loss of $1 thousand on the 2006 sales. No gain or loss was realized on the 2005 sales.

   Other Non-Interest Income. Other non-interest income increased $631 thousand, or 5.5%, for the three months ended March 31, 2006 compared to the same period in 2005. During 2005, the Corporation recognized $1.7 million in income related to a distribution received from the sale of the PULSE EFT Association whereby the Corporation and other members of the Association received distributions based in part upon each member's volume of transactions through the PULSE network. Excluding the income related to this distribution, other non-interest income increased $2.3 million, or 23.8%. Contributing to the increase were increases in income from check card usage (up $624 thousand), earnings on cashier's check balances (up $424 thousand), income from securities trading activities (up $378 thousand) and increases in annuity income (up $290 thousand).

   Other non-interest income for the first quarter of 2006 increased $1.4 million, or 12.7%, compared to the fourth quarter of 2005. Contributing to the increase were increases in annuity income (up $403 thousand), earnings on cashier's check balances (up $185 thousand), and income from securities trading activities (up $133 thousand) as well as increases in various other categories of non-interest income. Other non-interest income during the first quarter of 2006 also included $185 thousand from a legal settlement.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2006	2005	2005

Salaries and wages	$46,106	$43,787	$40,000
Employee benefits	13,176	9,252	12,037
Net occupancy	8,433	8,244	7,344
Furniture and equipment	6,302	5,983	5,802
Intangible amortization	1,306	1,160	1,371
Other	24,873	26,652	23,933

Total	$100,196	$95,078	$90,487

   Total non-interest expense for the three months ended March 31, 2006 increased $9.7 million, or 10.7%, compared to the same period in 2005. Total non-interest expense for the first quarter of 2006 increased $5.1 million, or 5.4%, compared to the fourth quarter of 2005. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three months ended March 31, 2006 increased $6.1 million, or 15.3%, compared to the same period in 2005 and increased $2.3 million, or 5.3%, compared to the fourth quarter of 2005. The increases were primarily related to normal, annual merit increases, and increases in headcount. The increases in headcount were primarily related to the acquisition of Horizon Capital Bank during the fourth quarter of 2005 and the acquisitions of Texas Community Bancshares and Alamo Corporation of Texas during the first quarter of 2006. Also, effective January 1, 2006, the Corporation began recognizing compensation expense related to stock options in connection with the adoption of a new accounting standard, as further discussed in Note 12 - Stock-Based Compensation. Stock-based compensation expense related to stock options and non-vested stock awards totaled $2.3 million during the first quarter of 2006 compared to $351 thousand and $653 thousand during the first and fourth quarters of 2005, respectively.

   Employee Benefits. Employee benefits for the three months ended March 31, 2006 increased $1.1 million, or 9.5%, compared to the same period in 2005. The increase was primarily related to increases in medical insurance expense (up $401 thousand), expenses related to the Corporation's 401(k) and profit sharing plans (up $215 thousand), expense related to the Corporation's defined benefit retirement and restoration plans (up $202 thousand) and payroll taxes (up $174 thousand).

   Employee benefits for the first quarter of 2006 increased $3.9 million, or 42.4%, compared to the fourth quarter of 2005 primarily due to increases in payroll taxes (up $1.5 million), medical insurance expense (up $1.2 million), expenses related to the Corporation's 401(k) and profit sharing plans (up $884 thousand) and expenses related to the Corporation's defined benefit retirement and restoration plans (up $179 thousand). The Corporation generally experiences a decline in payroll taxes during the fourth quarter each year as certain employees reach maximum taxable salary levels and higher levels of payroll taxes during the first quarter each year due to the annual incentive compensation payments. The Corporation also generally experiences an increase in 401(k) plan contribution matching expense during the first quarter due to the additional employee contributions withheld from annual incentive compensation payments. The increase in medical insurance expense during the first quarter of 2006 compared to the fourth quarter of 2005 resulted because actual medical insurance expense during the fourth quarter of 2005 was reduced by a $900 thousand change in an estimated expense.

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

   Net Occupancy. Net occupancy expense for the three months ended March 31, 2006 increased $1.1 million, or 14.8%, compared to the same period in 2005. The increase was primarily due to an increase in lease expense, utilities and depreciation expense related to buildings. These increases are partly related to the additional facilities added in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006 (see Note 2 - Mergers and Acquisitions). Net occupancy expense for the first quarter of 2006 increased $189 thousand, or 2.3%, compared to the fourth quarter of 2005. The increase was primarily related to an increase in lease expense partially offset by an increase in rental income.

   Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2006 increased $500 thousand, or 8.6%, compared to the same period in 2005 and increased $319 thousand, or 5.3%, from the fourth quarter of 2005. The increase from the three months ended March 31, 2005 was primarily related to an increase in software maintenance expense, depreciation expense related to furniture and fixtures, and service contracts expense. The impact of these items was partially offset by a decrease in amortized software expense. The increase in furniture and equipment expense during the first quarter of 2006 compared to the fourth quarter of 2005 was primarily related to an increase in depreciation expense related to furniture and fixtures, software maintenance expense, and service contracts partially offset by a decrease in amortized software expense.

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization for the three months ended March 31, 2006 decreased $65 thousand, or 4.7%, compared to the same period in 2005 primarily due to the completion of the amortization for certain intangible assets partly offset by the additional amortization related to additional intangible assets acquired in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006. Intangible amortization for the first quarter of 2006 increased $146 thousand, or 12.6%, compared to the fourth quarter of 2005 primarily due the amortization of new intangible assets acquired in connection with recent acquisitions during the first quarter of 2006 (see Note 2 Mergers and Acquisitions and Note 6 - Goodwill and Other Intangible Assets).

   Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2006 increased $940 thousand, or 3.9%, compared to the same period in 2005. Significant components of the increase included increases in professional service expense, stationery printing and supplies, donations expense and meals and entertainment. These increases were partially offset by decreases in outside computer service expense and advertising/promotions expenses and an increase in loan origination expense deferrals. The reduction in outside computer services resulted as the Corporation is no longer outsourcing certain data processing functions.

   Total other non-interest expense for the first quarter of 2006 decreased $1.8 million, or 6.7%, compared to the fourth quarter of 2005. The decrease was primarily due to a decrease in outside computer service expense, an increase in loan origination expense deferrals and a decrease in travel expenses. These decreases were partially offset by increases in professional service expense, donations expense and directors fees.

Results of Segment Operations

   The Corporation's operations are managed along two operating segments: Banking and the Financial Management Group (FMG). A description of each business and the methodologies used to measure financial performance is described in Note 15 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended

	March 31,	December 31,	March 31,
	2006	2005	2005

Banking	$45,157	$42,692	$36,426
Financial Management Group	4,806	4,587	3,485
Non-Banks	(3,286)	(2,362)	(2,544)

Consolidated net income	$46,677	$44,917	$37,367

Banking

   Net income for the three months ended March 31, 2006 increased $8.7 million, or 24.0%, compared to the same period in 2005. The increase was primarily the result of a $21.0 million increase in net interest income and a $578 thousand increase in non-interest income partly offset by a $7.5 million increase in non-interest expense, a $1.6 million increase in the provision for possible loan losses and a $3.8 million increase in income tax expense.

   Net interest income for the three months ended March 31, 2006 increased $21.0 million, or 23.1%, from the comparable period in 2005. The increase primarily resulted from growth in the average volume of earning assets combined with an increase in the net interest margin which resulted, in part, from a general increase in market interest rates and an increase in the relative proportion of higher-yielding loans as a percentage of total average earning assets. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three months ended March 31, 2006 totaled $3.9 million compared to $2.3 million for the same period in 2005. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three months ended March 31, 2006 increased $578 thousand, or 1.4%, compared to the same period in 2005. This increase was primarily due to increases in insurance commissions and fees, other charges, commissions and fees and other non-interest income, partly offset by a decrease in service charges on deposit accounts. See the analysis of insurance commissions and fees, other charges, commissions and fees, other non-interest income and service charges on deposit accounts included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three months ended March 31, 2006 increased $7.5 million, or 10.0%, compared to the same period in 2005. The increase was primarily related to increases in salaries and wages, employee benefits expense and net occupancy expense. Combined, salaries and wages and employee benefits during the first three months of 2006 increased $6.4 million compared to the same period in 2005. This increase was primarily the result of normal, annual merit increases, increases in headcount, increases in expenses related to the Corporation's employee benefit plans, payroll taxes and stock-based compensation. The increase in net occupancy expense was due to an increase in lease expense, utilities and depreciation expense related to buildings. These increases are partly related to the additional facilities added in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006 (see Note 2 - Mergers and Acquisitions). See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $9.0 million during the three months ended March 31, 2006 and $8.7 million during the three months ended March 31, 2005. Insurance commission revenues increased $267 thousand, or 3.1%, during the three months ended March 31, 2006 compared to the same period in 2005. The increase is primarily related to higher commission income (up $394 thousand) partly offset by a decrease in contingent commissions (down $127 thousand). See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three months ended March 31, 2006 increased $1.3 million compared to the same period in 2005. The increase was primarily due to a $2.0 million increase in net interest income and a $2.0 million increase in non-interest income offset by a $2.0 million increase in non-interest expense and a $711 thousand increase in income tax expense.

   Net interest income for the three months ended March 31, 2006 increased $2.0 million, or 72.5%, from the comparable period in 2005. The increase resulted from an increase in average market interest rates, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three months ended March 31, 2006 increased $2.0 million, or 11.7%, from the comparable period in 2005. The increase was primarily due to increases in trust fees (up $1.5 million), other income (up $297 thousand) and other charges, commissions and fees (up $225 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 69% and 71% of total trust fees for the first three months of 2006 and 2005, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees in the first quarter of 2006 compared to the same period in 2005 primarily due to higher equity valuations during the first quarter of 2006 compared to the same period in 2005 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increase in other income during the first quarter of 2006 compared to 2005 was primarily due to increases in income from sales of annuity products and earnings on cashier's check balances partly offset by a decrease in life insurance income. The increase in other charges, commissions and fees during the first quarter of 2006 compared to 2005 was primarily due to increases in commission income related to the sale of money market accounts and mutual funds.

   Non-interest expense for the three months ended March 31, 2006 increased $2.0 million, or 13.8%, compared to the same period in 2005 primarily due to an increase in other non-interest expense (up $1.2 million) and salaries and wages and employee benefits (up $835 thousand on a combined basis). The increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations. The increase in salaries and wages and employee benefits were primarily the result of normal, annual merit increases and increases in expenses related to stock-based compensation and employee benefit plans.

Non-Banks

   The $742 thousand increase in the net loss for the Non-Banks operating segment for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to a decrease in net interest income due in part to the variable-rate junior subordinated deferrable interest debentures issued in February 2004. As market interest rates have increased, the Non-Banks segment has experienced a corresponding increase in interest cost related to this debt. Additionally, during the first quarter of 2006, the Corporation had added interest cost from the $3.1 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Alamo Corporation of Texas.

Income Taxes

   The Corporation recognized income tax expense of $22.4 million, for an effective rate of 32.4%, for the three months ended March 31, 2006 compared to $17.9 million, for an effective rate of 32.4%, for the three months ended March 31, 2005. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $11.3 billion for the three months ended March 31, 2006 representing an increase of $1.4 billion, or 14.7%, compared to average assets for the same period in 2005. The increase was reflected in earning assets, which increased $1.2 billion, or 14.3%, during the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily due to a $1.0 billion, or 19.3%, increase in average loans. Total deposits averaged $9.0 billion for the first quarter of 2006, increasing $1.0 billion, or 13.1%, compared to the same period in 2005. Average interest-bearing accounts decreased from 63.6% of average total deposits in 2005 to 63.3% of average total deposits in 2006. Growth in average loans and average deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). During the fourth quarter of 2005, the Corporation acquired loans totaling $323.1 million and deposits totaling $319.1 million in connection with the acquisition of Horizon Capital Bank. During the first quarter of 2006, the Corporation acquired loans totaling $289.6 million and deposits totaling $381.6 million in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas.

Loans

Loans were as follows as of the dates indicated:

	March 31,	Percent	December 31,	March 31,
	2006	of Total	2005	2005

Commercial and industrial:
Commercial	$2,756,506	42.3%	$2,610,178	$2,449,192
Leases	158,881	2.4	148,750	120,049
Asset-based	41,948	0.7	41,288	53,965

Total commercial and industrial	2,957,335	45.4	2,800,216	2,623,206

Real estate:
Construction:
Commercial	610,084	9.4	590,635	459,494
Consumer	116,443	1.8	87,746	42,108
Land:
Commercial	330,321	5.1	301,907	238,436
Consumer	13,341	0.2	10,369	3,476
Commercial real estate mortgages	1,540,404	23.6	1,409,811	1,228,150
1-4 family residential mortgages	124,367	1.9	95,032	82,468
Home equity and other consumer real estate	481,180	7.4	460,941	402,463

Total real estate	3,216,140	49.4	2,956,441	2,456,595

Consumer:
Indirect	2,614	0.1	2,418	3,290
Student loans held for sale	60,106	0.9	51,189	70,719
Other	273,880	4.2	265,038	244,855
Other	22,301	0.3	27,201	19,975
Unearned discount	(21,118)	(0.3)	(17,448)	(15,660)

Total	$6,511,258	100.0%	$6,085,055	$5,402,980

   Loans totaled $6.5 billion at March 31, 2006, an increase of $426.2 million, or 7.0%, compared to December 31, 2005. During the first quarter of 2006, the Corporation acquired $289.6 million in loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding these acquired loans, total loans increased approximately $136.6 million, or 2.2%. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased 6.5% from December 31, 2005.

   The majority of the Corporation's loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 45.4% and 46.0% of total loans while real estate loans made up 49.4% and 48.6% of total loans at March 31, 2006 and December 31, 2005, respectively. Real estate loans include both commercial and consumer balances. Of the $289.6 million of loans acquired in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas, approximately 30.4% were commercial and industrial loans and approximately 63.2% were real estate loans.

   Commercial and industrial loans increased $157.1 million, or 5.6%, from $2.8 billion at December 31, 2005 to $3.0 billion at March 31, 2006. During the first quarter of 2006, the Corporation acquired approximately $88.1 million of commercial and industrial loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $366.0 million at March 31, 2006, increasing $34.4 million, or 10.4%, from $331.6 million at December 31, 2005. At March 31, 2006, 57.2% of outstanding purchased SNCs was related to the energy industry and 11.2% was related to the beer and liquor distribution industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $3.2 billion at March 31, 2006 increasing $259.7 million, or 8.8%, from $3.0 billion at December 31, 2005. Real estate loans include both commercial and consumer balances. During the first quarter of 2006, the Corporation acquired approximately $182.9 million of real estate loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $230.4 million, or 8.1%, from December 31, 2005. Commercial real estate loans totaled $2.5 billion at March 31, 2006 and represented 77.1% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2006, approximately half of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, increased $99.2 million, or 10.2%, from December 31, 2005. During the first quarter of 2006, the Corporation acquired approximately $69.2 million of consumer loans (including consumer real estate loans totaling $50.8 million and consumer non-real estate loans totaling $18.4 million) in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $60.8 million, or 7.4%, from December 31, 2005.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

		March 31,	December 31,	March 31,
		2006	2005	2005

Consumer real estate:
Construction		$116,443	$87,746	$42,108
Land		13,341	10,369	3,476
Home equity loans		237,053	237,789	232,273
Home equity lines of credit		80,610	78,401	69,067
Other consumer real estate		163,517	144,751	101,123

Total consumer real estate		610,964	559,056	448,047
Consumer non-real estate		273,880	265,038	244,855
Student loans held for sale		60,106	51,189	70,719
Indirect		2,614	2,418	3,290
1-4 family residential mortgages		124,367	95,032	82,468

Total consumer loans		$1,071,931	$972,733	$849,379

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. The Corporation also discontinued originating 1-4 family residential mortgage loans and indirect consumer loans in 2000. The increases in these types of loans at March 31, 2006 compared to December 31, 2005 were the result of loans acquired in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	March 31,	December 31,	March 31,
	2006	2005	2005

Non-accrual loans:
Commercial and industrial	$26,770	$25,556	$29,511
Real estate	5,381	4,963	2,336
Consumer and other	1,876	2,660	1,037

Total non-accrual loans	34,027	33,179	32,884

Foreclosed assets:
Real estate	6,700	4,403	6,847
Other	66	1,345	1,342

Total foreclosed assets	6,766	5,748	8,189

Total non-performing assets	$40,793	$38,927	$41,073

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.63%	0.64%	0.76%
Total assets	0.35	0.33	0.42

Accruing past due loans:
30 to 89 days past due	$28,737	$32,908	$24,975
90 or more days past due	7,073	7,921	6,245

Total accruing loans past due	$35,810	$40,829	$31,220

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.44%	0.54%	0.46%
90 or more days past due	0.11	0.13	0.12

Total accruing loans past due	0.55%	0.67%	0.58%

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2006 and December 31, 2005, the Corporation had $12.2 million and $12.1 million in loans of this type that were not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2005, potential problem loans consisted of four credit relationships. Of the total outstanding balance at March 31, 2006, approximately 69% related to a customer in the insurance industry, approximately 20% related to a customer that operates as a retailer of musical instruments and 8% related to a customer in the software industry. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $506 thousand for the three months ended March 31, 2006, compared to $398 thousand for the same period in 2005.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended

	March 31,	December 31,	March 31,
	2006	2005	2005

Balance at beginning of period	$80,325	$77,117	$75,810

Provision for possible loan losses	3,934	2,950	2,400

Allowance for possible loan losses acquired	2,373	3,186	-

Charge-offs:
Commercial and industrial	(2,781)	(3,051)	(1,573)
Real estate	(75)	(181)	(230)
Consumer and other	(1,409)	(1,512)	(1,507)

Total charge-offs	(4,265)	(4,744)	(3,310)

Recoveries:
Commercial and industrial	620	802	854
Real estate	45	182	18
Consumer and other	1,110	832	766

Total recoveries	1,775	1,816	1,638

Net charge-offs	(2,490)	(2,928)	(1,672)

Balance at end of period	$84,142	$80,325	$76,538

Ratio of allowance for possible loan losses to:
Total loans	1.29%	1.32%	1.42%
Non-accrual loans	247.28	242.10	232.75
Ratio of annualized net charge-offs to average total loans	0.16	0.19	0.13

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

   The provision for possible loan losses totaled $3.9 million for the first quarter of 2006, compared to $3.0 million for the fourth quarter of 2005 and $2.4 million for the first quarter of 2005. The provision for possible loan losses increased by $1.5 million, or 63.9%, and $984 thousand, or 33.4%, during the three months ended March 31, 2006 compared to the first and fourth quarters of 2005 in part due to growth in the loan portfolio and an increase in the level of criticized loans. The ratio of the allowance for possible loan losses to total loans at March 31, 2006 decreased 3 basis points from December 31, 2005, and decreased 13 basis points from March 31, 2005 primarily due to the overall growth in the loan portfolio. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At March 31, 2006, shareholders' equity totaled $1.0 billion compared to $982.2 million at December 31, 2005 and $808.0 million at March 31, 2005. In addition to net income of $46.7 million, other significant changes in shareholders' equity during the first three months of 2006 included $17.5 million in proceeds from stock option exercises and the related tax benefits of $6.8 million, $16.5 million of dividends paid, $3.0 million in treasury stock purchases and $2.3 million related to stock-based compensation. The accumulated other comprehensive loss component of shareholders' equity totaled $75.6 million at March 31, 2006 compared to $50.4 million at December 31, 2005. This fluctuation was primarily related to the after-tax effect of changes in the unrealized gain/loss on securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.30 per common share during the first quarter of 2006 and the fourth quarter of 2005 and a quarterly dividend of $0.265 per common share in the first quarter of 2005. This equates to a dividend payout ratio of 35.4%, 36.4% and 36.7% for each of these periods, respectively.

   The Corporation maintains a stock repurchase plan authorized by the Corporation's board of directors. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Corporation's board of directors approved the current stock repurchase plan on April 29, 2004. Under this plan, the Corporation is authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 in the open market or through private transactions. Under the plan, during 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. No shares were repurchased during the first quarter of 2006. From the inception of the Plan through March 31, 2006, the Corporation has repurchased a total of 833.2 thousand shares under this plan at a cost of $39.9 million. Also see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation's bank subsidiaries. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation's bank subsidiaries to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent the Corporation's bank subsidiaries from paying normal dividends to Cullen/Frost. At March 31, 2006, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $184.4 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at March 31, 2006.

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

Recently Issued Accounting Pronouncements

See Note 16 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation's financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2006			December 31, 2005

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,320	$57	4.34%	$5,583	$50	3.55%
Federal funds sold and resell agreements	576,483	6,384	4.49	854,728	8,767	4.07
Securities:
Taxable	2,748,262	33,435	4.80	2,451,928	29,412	4.73
Tax-exempt	268,112	4,288	6.46	266,814	4,271	6.47

Total securities	3,016,374	37,723	4.94	2,718,742	33,683	4.90
Loans, net of unearned discounts	6,307,478	114,955	7.39	6,008,005	106,113	7.01

Total Earning Assets and Average Rate Earned	9,905,655	159,119	6.47	9,587,058	148,613	6.14
Cash and due from banks	686,797			678,634
Allowance for possible loan losses	(81,550)			(80,262)
Premises and equipment	187,261			183,022
Accrued interest and other assets	587,458			532,608

Total Assets	$11,285,621			$10,901,060

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,884,660			$2,849,101
Correspondent banks	364,444			401,094
Public funds	55,495			52,116

Total non-interest-bearing demand deposits	3,304,599			3,302,311
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,281,677	1,032	0.33	1,237,408	1,178	0.38
Money market deposit accounts	2,884,527	18,171	2.55	2,779,761	15,795	2.25
Time accounts	1,034,259	8,148	3.20	965,137	6,895	2.83
Public funds	490,686	3,757	3.11	395,856	2,407	2.41

Total interest-bearing deposits	5,691,149	31,108	2.22	5,378,162	26,275	1.94

Total deposits	8,995,748			8,680,473
Federal funds purchased and repurchase agreements	716,502	6,526	3.69	692,750	5,807	3.33
Junior subordinated deferrable interest debentures	227,870	4,108	7.21	226,805	3,970	7.00
Subordinated notes payable and other notes	150,000	2,340	6.24	150,000	2,148	5.73
Federal Home Loan Bank advances	29,529	318	4.37	40,558	446	4.36

Total Interest-Bearing Funds and Average
Rate Paid	6,815,050	44,400	2.64	6,488,275	38,646	2.37

Accrued interest and other liabilities	162,395			148,322

Total Liabilities	10,282,044			9,938,908
Shareholders' Equity	1,003,577			962,152

Total Liabilities and Shareholders' Equity	$11,285,621			$10,901,060

Net interest income		$114,719			$109,967

Net interest spread			3.83%			3.77%

Net interest income to total average earning assets			4.66%			4.54%

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2005

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,073	$21	1.40%
Federal funds sold and resell agreements	451,606	2,819	2.50
Securities:
Taxable	2,673,035	30,884	4.64
Tax-exempt	249,279	3,919	6.49

Total securities	2,922,314	34,803	4.79
Loans, net of unearned discounts	5,286,066	76,966	5.90

Total Earning Assets and Average Rate Earned	8,666,059	114,609	5.35
Cash and due from banks	626,216
Allowance for possible loan losses	(76,244)
Premises and equipment, net	171,768
Accrued interest and other assets	452,063

Total Assets	$9,839,862

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,512,072
Correspondent banks	339,869
Public funds	44,600

Total non-interest-bearing demand deposits	2,896,541
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,197,334	385	0.13
Money market deposit accounts	2,610,299	9,449	1.47
Time accounts	854,335	3,631	1.72
Public funds	396,326	1,423	1.46

Total interest-bearing deposits	5,058,294	14,888	1.19

Total deposits	7,954,835
Federal funds purchased and repurchase agreements	541,072	2,780	2.06
Junior subordinated deferrable interest debentures	226,805	3,505	6.18
Subordinated notes payable and other notes	150,000	1,635	4.36
Federal Home Loan Bank advances	849	12	5.77

Total Interest-Bearing Funds and Average
Rate Paid	5,977,020	22,820	1.54

Accrued interest and other liabilities	138,434

Total Liabilities	9,011,995
Shareholders' Equity	827,867

Total Liabilities and Shareholders' Equity	$9,839,862

Net interest income		$91,789

Net interest spread			3.81%

Net interest income to total average earning assets			4.29%

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

   Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2005 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2005.

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

   As of March 31, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.9% and 3.0%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 4.2%, respectively, relative to the base case over the next 12 months. As of March 31, 2005, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 3.0% and 5.9%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.9% and 5.8%, respectively, relative to the base case over the next 12 months. The projected negative variance in net interest income resulting from the hypothetical 200 basis point decrease in interest rates decreased from 5.8% as of March 31, 2005 to 4.2% as of March 31, 2006 partly due to the interest rate floors on variable-rate loans purchased during the fourth quarter of 2005. See Note 10 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances in any of the reported periods. As of March 31, 2006, the effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 0.40% positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 0.35% negative variance in net interest income.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation's 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended March 31, 2006.

					Maximum
					Number of Shares
				Total Number of	That May Yet Be
				Shares Purchased	Purchased Under
	Total Number of		Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased		Paid Per Share	Announced Plan(1)	End of the Period

January 1, 2006 to January 31, 2006	-		$-	-	1,266,800
February 1, 2006 to February 28, 2006	54,374	(2)	54.44	-	1,266,800
March 1, 2006 to March 31, 2006	198	(2)	55.51	-	1,266,800

Total	54,572		$54.44	-

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: April 26, 2006	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)