Form 10-Q
period 2006-06-30
CULLEN FROST BANKERS INC
filed 2006-07-26
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2006

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of July 20, 2006, there were 55,568,715 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income:
Loans, including fees	$125,078	$84,339	$239,298	$161,032
Securities:
Taxable	33,320	30,944	66,755	61,828
Tax-exempt	2,776	2,617	5,520	5,123
Interest-bearing deposits	35	30	92	51
Federal funds sold and resell agreements	7,529	2,330	13,913	5,149

Total interest income	168,738	120,260	325,578	233,183

Interest expense:
Deposits	36,574	17,269	67,682	32,157
Federal funds purchased and repurchase agreements	8,129	3,488	14,655	6,268
Junior subordinated deferrable interest debentures	4,298	3,637	8,406	7,142
Subordinated notes payable and other borrowings	2,769	1,788	5,427	3,435

Total interest expense	51,770	26,182	96,170	49,002

Net interest income	116,968	94,078	229,408	184,181
Provision for possible loan losses	5,105	2,175	9,039	4,575

Net interest income after provision for possible loan losses	111,863	91,903	220,369	179,606

Non-interest income:
Trust fees	15,744	14,541	31,498	28,831
Service charges on deposit accounts	19,566	19,462	38,673	38,829
Insurance commissions and fees	6,144	6,193	15,119	14,803
Other charges, commissions and fees	8,196	5,642	14,110	10,873
Net gain (loss) on securities transactions	-	-	(1)	-
Other	10,615	11,895	21,624	22,436

Total non-interest income	60,265	57,733	121,023	115,772

Non-interest expense:
Salaries and wages	47,463	40,454	93,569	80,454
Employee benefits	11,434	10,315	24,610	22,352
Net occupancy	8,512	7,408	16,945	14,752
Furniture and equipment	6,357	5,925	12,659	11,727
Intangible amortization	1,358	1,278	2,664	2,649
Other	25,070	24,070	49,943	48,003

Total non-interest expense	100,194	89,450	200,390	179,937

Income before income taxes	71,934	60,186	141,002	115,441
Income taxes	23,384	19,502	45,775	37,390

Net income	$48,550	$40,684	$95,227	$78,051

Earnings per common share:
Basic	$0.88	$0.78	$1.74	$1.51
Diluted	0.86	0.77	1.70	1.47

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2006	2005	2005

Assets:
Cash and due from banks	$562,104	$873,015	$519,024
Interest-bearing deposits	5,507	6,438	4,639
Federal funds sold and resell agreements	664,732	1,033,975	464,750

Total cash and cash equivalents	1,232,343	1,913,428	988,413

Securities held to maturity, at amortized cost	11,347	12,701	14,713
Securities available for sale, at estimated fair value	2,809,611	3,059,111	2,824,973
Trading account securities	7,255	6,217	5,361
Loans, net of unearned discounts	6,577,076	6,085,055	5,588,662
Less: Allowance for possible loan losses	(85,552)	(80,325)	(77,103)

Net loans	6,491,524	6,004,730	5,511,559
Premises and equipment, net	201,760	182,356	173,475
Goodwill	245,683	168,983	100,404
Other intangible assets, net	22,411	14,903	11,352
Cash surrender value of life insurance policies	109,627	102,604	103,917
Accrued interest receivable and other assets	271,252	276,404	216,806

Total assets	$11,402,813	$11,741,437	$9,950,973

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,337,638	$3,484,932	$2,999,007
Interest-bearing deposits	5,740,769	5,661,462	5,011,597

Total deposits	9,078,407	9,146,394	8,010,604

Federal funds purchased and repurchase agreements	761,015	740,529	576,727
Subordinated notes payable and other borrowings	172,491	188,617	150,758
Junior subordinated deferrable interest debentures	229,898	226,805	226,805
Accrued interest payable and other liabilities	132,946	456,856	106,903

Total liabilities	10,374,757	10,759,201	9,071,797

Shareholders' Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 55,541,515 shares, 54,961,616 shares and 53,561,616 shares issued	555	550	536
Additional paid-in capital	311,316	279,627	213,369
Retained earnings	822,707	776,193	734,470
Accumulated other comprehensive income (loss), net of tax	(106,522)	(50,442)	(10,797)
Treasury stock, no shares, 478,881 shares and 1,254,105 shares, at cost	-	(23,692)	(58,402)

Total shareholders' equity	1,028,056	982,236	879,176

Total liabilities and shareholders' equity	$11,402,813	$11,741,437	$9,950,973

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,

	2006	2005

Total shareholders' equity at beginning of period	$982,236	$822,395

Comprehensive income:
Net income	95,227	78,051
Other comprehensive income:
Change in unrealized gain/loss on securities available for sale of $(84,787) in 2006 and $(20) in 2005, net of reclassification adjustment of $1 in 2006 and tax effect of $(29,675) in 2006 and $(7) in 2005	(55,111)	(13)
Change in accumulated gain/loss on effective cash flow hedging derivatives of $(1,491) in 2006 net of tax effect of $(522)	(969)	-

Total other comprehensive income	(56,080)	(13)

Total comprehensive income	39,147	78,038

Stock option exercises (1,125,381 shares in 2006 and 688,570 shares in 2005)	29,322	16,721
Stock compensation expense recognized in earnings	4,691	842
Excess tax benefits related to stock compensation	11,624	5,173
Purchase of treasury stock (66,601 shares in 2006 and 304,911 shares in 2005)	(3,571)	(14,599)
Cash dividends ($0.64 per share in 2006 and $0.565 per share in 2005)	(35,393)	(29,394)

Total shareholders' equity at end of period	$1,028,056	$879,176

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,

	2006	2005

Operating Activities:
Net income	$95,227	$78,051
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	9,039	4,575
Deferred tax expense (benefit)	(1,732)	(1,488)
Accretion of loan discounts	(5,063)	(3,233)
Securities premium amortization (discount accretion), net	(752)	243
Net (gain) loss on securities transactions	1	-
Depreciation and amortization	12,251	12,342
Origination of loans held for sale	(31,156)	(28,265)
Proceeds from sales of loans held for sale	38,131	38,694
Net gain on sale of loans held for sale and other assets	(1,610)	(1,752)
Stock-based compensation expense	4,691	842
Tax benefit from stock-based compensation arrangements	-	5,173
Excess tax benefits from stock-based compensation arrangements	(11,624)	-
Net proceeds from settlement of legal claims	-	(2,389)
Earnings on life insurance policies	(2,008)	(1,994)
Net change in:
Trading account securities	(1,038)	(690)
Accrued interest receivable and other assets	35,978	(15,744)
Accrued interest payable and other liabilities	(319,021)	(33,792)

Net cash from operating activities	(178,686)	50,573

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	1,349	1,996
Securities available for sale:
Purchases	(7,520,049)	(1,436,425)
Sales	25,689	2,289
Maturities, calls and principal repayments	7,728,164	1,566,201
Net change in loans	(210,447)	(432,904)
Net cash paid in acquisitions	(60,773)	-
Proceeds from sales of premises and equipment	190	9
Purchases of premises and equipment	(16,046)	(10,490)
Benefits received on life insurance policies	-	3,300
Proceeds from sales of repossessed properties	671	2,150

Net cash from investing activities	(51,252)	(303,874)

Financing Activities:
Net change in deposits	(449,570)	(95,074)
Net change in short-term borrowings	14,567	70,385
Principal payments on notes payable and other borrowings	(18,126)	(114)
Proceeds from stock option exercises	29,322	16,721
Excess tax benefits from stock-based compensation arrangements	11,624	-
Purchase of treasury stock	(3,571)	(14,599)
Cash dividends paid	(35,393)	(29,394)

Net cash from financing activities	(451,147)	(52,075)

Net change in cash and cash equivalents	(681,085)	(305,376)
Cash and equivalents at beginning of period	1,913,428	1,293,789

Cash and equivalents at end of period	$1,232,343	$988,413

Supplemental disclosures:
Cash paid for interest	$91,293	$45,443
Cash paid for income taxes	29,990	30,090

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (Table amounts are stated in thousands, except for share and per share amounts) Note 1 - Significant Accounting Policies

   Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout 12 Texas markets, including commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services.

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

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the additional minimum pension liability and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the six months ended June 30, 2006 and 2005 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had comprehensive income of $17.6 million and $70.6 million for the three months ended June 30, 2006 and 2005. Comprehensive income during the three months ended June 30, 2006 included a $30.8 million net after-tax loss due to an increase in the net unrealized loss on securities available for sale and a $174 thousand net after-tax increase in the accumulated loss on effective cash flow hedging derivatives. Comprehensive income during the three months ended June 30, 2005 included a $30.0 million net after-tax gain due to an increase in the net unrealized gain on securities available for sale.

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

   Texas Community Bancshares, Inc. On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. ("TCB"), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price includes $31.1 million in cash and approximately $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Cullen/Frost and Frost Bank. As of June 30, 2006, the Corporation had a liability totaling $2.4 million related to TCB shares that have not yet been tendered for payment.

   Alamo Corporation of Texas. On February 28, 2006, the Corporation acquired Alamo Corporation of Texas ("Alamo") including its subsidiary, Alamo Bank of Texas, a privately-held bank holding company and bank located in the Rio Grande Valley of Texas. The Corporation purchased all of the outstanding shares of Alamo for approximately $87.8 million. The purchase price includes $87.0 million in cash and $813 thousand in acquisition-related costs. Alamo was fully integrated into Frost Bank during the second quarter of 2006.

   The total purchase prices paid for the acquisitions of TCB and Alamo were allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

	TCB	Alamo

Cash and cash equivalents	$27,595	$27,384
Securities available for sale	15,842	52,492
Loans, net	64,376	222,887
Premises and equipment, net	427	10,836
Core deposit intangible asset	3,762	6,410
Goodwill	19,440	57,495
Other assets	3,670	6,289
Deposits	(101,298)	(280,285)
Other borrowings	-	(11,012)
Other liabilities	(1,734)	(4,685)

	$32,080	$87,811

   The core deposit intangible assets acquired in these transactions are expected to be amortized over a period of 8 years. Additional information related to intangible assets and goodwill is included in Note 6 - Goodwill and Other Intangible Assets. Pro forma condensed consolidated results of operations assuming TCB and Alamo had been acquired at the beginning of the reported periods are not presented because the combined effect of these acquisitions was not considered significant.

   Horizon Capital Bank. The Corporation previously reported the acquisition of Horizon Capital Bank ("Horizon"), a privately-held bank located in Houston, Texas in the 2005 Form 10-K. During 2006, the purchase price allocation was revised based on additional information related to the valuation of certain assets acquired and liabilities assumed. The revised total purchase price of $109.2 million includes $61.4 million of the Corporation's common stock (1.4 million shares), $46.9 million in cash and $993 thousand in acquisition-related costs primarily for professional fees. The purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is still preliminary and subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

Note 3 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2006				December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$10,347	$75	$55	$10,367	$11,701	$126	$25	$11,802
Other	1,000	-	17	983	1,000	-	12	988

Total	$11,347	$75	$72	$11,350	$12,701	$126	$37	$12,790

Securities Available for Sale:
U.S. Treasury	$114,722	$-	$981	$113,741	$84,897	$-	$588	$84,309
U.S. government agencies and corporations	2,510,479	1,295	115,988	2,395,786	2,710,445	6,632	40,974	2,676,103
States and political subdivisions	274,964	1,747	3,471	273,240	268,975	3,741	1,423	271,293
Other	26,844	-	-	26,844	27,406	-	-	27,406

Total	$2,927,009	$3,042	$120,440	$2,809,611	$3,091,723	$10,373	$42,985	$3,059,111

   Securities with a fair value totaling $1.7 billion at June 30, 2006 and $2.1 billion at December 31, 2005 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

				Three Months Ended June 30,			Six Months Ended June 30,

				2006		2005	2006	2005

Proceeds from sales					$17,000	$815	$25,689	$2,289
Gross realized gains					-	-	117	-
Gross realized losses					-	-	118	-

As of June 30, 2006, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months			More than 12 Months		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$7,160		$46	$503	$9		$7,663	$55
Other	983		17	-	-		983	17

Total	$8,143		$63	$503	$9		$8,646	$72

Available for Sale
U.S. Treasury	$113,741		$981	$-	$-		$113,741	$981
U.S. government agencies and corporations	1,409,449		52,552	899,071	63,436		2,308,520	115,988
States and political subdivisions	102,061		2,425	18,580	1,046		120,641	3,471

Total	$1,625,251		$55,958	$917,651	$64,482		$2,542,902	$120,440

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 4 - Loans

Loans were as follows:

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2006	of Total	2005	of Total	2005	of Total

Commercial and industrial:
Commercial	$2,856,530	43.4%	$2,610,178	42.9%	$2,582,550	46.2%
Leases	155,489	2.4	148,750	2.4	119,555	2.1
Asset-based	42,798	0.6	41,288	0.7	56,166	1.0

Total commercial and industrial	3,054,817	46.4	2,800,216	46.0	2,758,271	49.3

Real estate:
Construction:
Commercial	562,935	8.6	590,635	9.7	469,429	8.4
Consumer	114,314	1.7	87,746	1.4	48,462	0.9
Land:
Commercial	357,177	5.4	301,907	5.0	223,215	4.0
Consumer	6,502	0.1	10,369	0.2	3,859	0.1
Commercial mortgages	1,559,510	23.7	1,409,811	23.2	1,273,128	22.8
1-4 family residential mortgages	103,533	1.6	95,032	1.5	77,328	1.3
Home equity and other consumer	474,286	7.2	460,941	7.6	421,251	7.5

Total real estate	3,178,257	48.3	2,956,441	48.6	2,516,672	45.0

Consumer:
Indirect	2,364	-	2,418	-	2,962	0.1
Student loans held for sale	45,788	0.7	51,189	0.8	54,769	1.0
Other	279,919	4.3	265,038	4.4	250,552	4.5
Other	40,157	0.6	27,201	0.5	20,247	0.4
Unearned discounts	(24,226)	(0.03)	(17,448)	(0.3)	(14,811)	(0.3)

Total loans	$6,577,076	100.0%	$6,085,055	100.0%	$5,588,662	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as eight other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2006, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2006 or December 31, 2005.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $30.8 million at June 30, 2006 and $33.2 million at December 31, 2005. Accruing loans past due more than 90 days totaled $7.7 million at June 30, 2006 and $7.9 million at December 31, 2005.

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

Impaired loans were as follows:

	June 30,	December 31,		June 30,
	2006	2005		2005

Balance of impaired loans with no allocated allowance	$8,021	$8,491		$7,527
Balance of impaired loans with an allocated allowance	16,084	17,520		21,523

Total recorded investment in impaired loans	$24,105	$26,011		$29,050

Amount of the allowance allocated to impaired loans	$7,689	$8,811		$11,026

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $25.9 million during both the three and six months ended June 30, 2006 and $28.2 million and $27.6 million for the three and six months ended June 30, 2005. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Balance at the beginning of the period	$84,142	$76,538	$80,325	$75,810
Provision for possible loan losses	5,105	2,175	9,039	4,575
Allowance for possible loan losses acquired	-	-	2,373	-
Net charge-offs:
Losses charged to the allowance	(6,096)	(2,945)	(10,361)	(6,255)
Recoveries of loans previously charged off	2,401	1,335	4,176	2,973

Net charge-offs	(3,695)	(1,610)	(6,185)	(3,282)

Balance at the end of the period	$85,552	$77,103	$85,552	$77,103

Note 6 - Goodwill and Other Intangible Assets

   Goodwill. Goodwill totaled $245.7 million at June 30, 2006 and $169.0 million at December 31, 2005. During the first and second quarters of 2006, the Corporation recorded goodwill totaling $76.9 million in connection with the acquisitions of TCB and Alamo. Additionally, goodwill recorded in connection with the acquisition of Horizon during the fourth quarter of 2005 was reduced $235 thousand as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed. See Note 2 - Mergers and Acquisitions.

   Other Intangible Assets. Other intangible assets totaled $22.4 million at June 30, 2006 including $19.2 million related to core deposits, $2.2 million related to customer relationships and $1.0 million related to non-compete agreements. Other intangible assets totaled $14.9 million at December 31, 2005 including $11.1 million related to core deposits, $2.4 million related to non-compete agreements and $1.4 million related to customer relationships. During the six months ended June 30, 2006, the Corporation recorded core deposit intangibles totaling $10.2 million in connection with the acquisitions of TCB and Alamo. See Note 2 - Mergers and Acquisitions.

   Amortization expense related to intangible assets totaled $1.3 million and $2.7 million during the three and six months ended June 30, 2006 and totaled $1.3 million and $2.6 million during the three and six months ended June 30, 2005. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2006 is as follows:

Remainder of 2006					$2,555
2007					4,658
2008					3,733
2009					2,847
2010					2,242
Thereafter					6,376

					$22,411

Note 7 - Deposits

Deposits were as follows:

June 30,	Percentage		December 31,	Percentage	June 30,	Percentage
2006	of Total		2005	of Total	2005	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$3,037,665	33.5%	$2,945,366	32.2%	$2,606,345	32.5%
Correspondent banks	247,306	2.7	458,821	5.0	321,937	4.0
Public funds	52,667	0.6	80,745	0.9	70,725	0.9

Total non-interest-bearing demand deposits	3,337,638	36.8	3,484,932	38.1	2,999,007	37.4

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,265,746	13.9	1,320,781	14.4	1,165,666	14.6
Money market accounts	2,963,004	32.6	2,761,944	30.2	2,568,149	32.1
Time accounts under $100,000	508,442	5.6	431,741	4.7	384,721	4.8
Time accounts of $100,000 or more	597,589	6.6	534,151	5.9	490,181	6.1
Public funds	405,988	4.5	612,845	6.7	402,880	5.0

Total interest-bearing deposits	5,740,769	63.2	5,661,462	61.9	5,011,597	62.6

Total deposits	$9,078,407	100.0%	$9,146,394	100.0%	$8,010,604	100.0%

   At June 30, 2006 and December 31, 2005, interest-bearing public funds deposits included $99.5 million and $314.3 million in savings and interest checking accounts, $93.8 million and $84.4 million in money market accounts, $9.0 million and $6.1 million in time accounts under $100 thousand, and $203.6 million and $208.0 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $683.1 million at June 30, 2006 and $641.2 million at December 31, 2005.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $3.4 billion and $3.3 billion at June 30, 2006 and December 31, 2005.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $235.8 million at June 30, 2006 and $241.6 million at December 31, 2005. The Corporation had an accrued liability totaling $889 thousand at June 30, 2006 and $1.3 million at December 31, 2005 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.6 million and $7.6 million for the three and six months ended June 30, 2006 and $2.9 million and $5.9 million for the three and six months ended June 30, 2005. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2005. See the 2005 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

June 30, 2006
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,301,509	14.65%	$710,529	8.00%	N/A	N/A
Frost Bank	1,085,815	12.23	710,160	8.00	$887,700	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,065,957	12.00	355,264	4.00	N/A	N/A
Frost Bank	850,263	9.58	355,080	4.00	532,620	6.00
Leverage Ratio
Cullen/Frost	1,065,957	9.39	454,283	4.00	N/A	N/A
Frost Bank	850,263	7.39	459,968	4.00	574,960	5.00

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

December 31, 2005
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,273,702	14.94%	$682,154	8.00%	N/A	N/A
Frost Bank	991,846	11.64	681,703	8.00	$852,129	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,043,377	12.24	341,077	4.00	N/A	N/A
Frost Bank	761,521	8.94	340,852	4.00	511,277	6.00
Leverage Ratio
Cullen/Frost	1,043,377	9.62	433,819	4.00	N/A	N/A
Frost Bank	761,521	7.03	433,269	4.00	541,586	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of June 30, 2006, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2006 and December 31, 2005 are presented in the following table. The estimated fair value of the subordinated debt interest rate swap and the interest rate floors on variable-rate loans are based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

June 30, 2006	December 31, 2005

Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$15,981	$549	$163,068	$1,513
Commercial loan/lease interest rate caps	-	-	4,810	41
Interest rate swaps related to subordinated notes	150,000	21	300,000	450

Interest rate derivatives designated as hedges of cash flows:
Interest rate floors on variable-rate loans	1,300,000	211	1,300,000	1,702

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	178,249	3,179	138,546	2,409
Commercial loan/lease interest rate swaps	178,249	(3,179)	138,546	(2,409)
Commercial loan/lease interest rate caps	18,125	34	19,375	24
Commercial loan/lease interest rate caps	18,125	(34)	19,375	(24)
Commercial loan/lease interest rate floors	18,125	6	19,375	53
Commercial loan/lease interest rate floors	18,125	(6)	19,375	(53)

The weighted-average receive and pay interest rates for interest rate swaps and the weighted-average strike rates for interest rate caps and floors outstanding at June 30, 2006 were as follows:

Weighted-Average

Interest Rate Paid	Interest Rate Received	Strike Rate

Interest rate swaps:
Commercial loan/lease interest rate swaps	4.67%	5.24%	-
Interest rate swaps related to subordinated notes	6.46	6.88	-
Non-hedging interest rate swaps	5.62	5.62	-

Interest rate caps and floors:
Interest rate floors on variable-rate loans	-	-	6.00%
Non-hedging commercial loan/lease interest rate caps	-	-	6.00
Non-hedging commercial loan/lease interest rate floors	-	-	4.17

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $1.0 million at June 30, 2006. This credit exposure includes approximately $834 thousand related to upstream financial institution counterparties and $210 thousand related to bank customers. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax loss on the floor contracts included in accumulated other comprehensive income totaled $1.2 million at June 30, 2006.

   During the first quarter of 2006, the Corporation terminated certain interest rate swaps with a total notional amount of $334.6 million. The swaps were designated as hedging instruments in fair value hedges of certain fixed-rate commercial loans. The cumulative basis adjustment to fair value resulting from the designation of these loans as hedged items totaled $4.4 million upon termination of the swaps. This cumulative basis adjustment will be treated similar to a premium and amortized as an offset to interest income over the expected remaining life of the underlying loans using the effective yield method.

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

June 30, 2006	December 31, 2005

Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	33	$307	-	$-
Oil	Barrels	33	(300)	-	-
Natural gas	MMBTUs	-	-	130	267
Natural gas	MMBTUs	-	-	130	(261)

Commodity options:
Oil	Barrels	210	271	117	155
Oil	Barrels	210	(262)	117	(155)
Natural gas	MMBTUs	-	-	500	594
Natural gas	MMBTUs	-	-	500	(594)

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2006 and December 31, 2005.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

Three Months Ended	Six Months Ended
June 30,	June 30,

2006	2005	2006	2005

Weighted-average shares outstanding for basic earnings per share	55,105	51,884	54,841	51,769
Dilutive effect of stock options and non-vested stock awards	1,198	1,246	1,275	1,331

Weighted-average shares outstanding for diluted earnings per share	56,303	53,130	56,116	53,100

Note 12 - Stock-Based Compensation

   Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Corporation's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. As stated in Note 1 - Significant Accounting Policies, the Corporation adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Corporation, is the date of the grant. The Corporation transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation.

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

   As a result of applying the provisions of SFAS 123R during the three and six months ended June 30, 2006, the Corporation recognized additional stock-based compensation expense related to stock options of $1.8 million, or $1.2 million net of tax, and $3.4 million, or $2.2 million net of tax. The increase in stock-based compensation expense related to stock options, resulted in a $0.02 decrease in both basic and diluted earnings per share during the three months ended June 30, 2006 and a $0.04 decrease in both basic and diluted earnings per share during the six months ended June 30, 2006. Cash flows from financing activities for the six months ended June 30, 2006 included $11.6 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities.

A combined summary of activity in the Corporation's active stock plans for the six months ended June 30, 2006 is presented in the following table.

Stock Options Outstanding

Shares Available for Grant	Non-vested Stock Awards Outstanding	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2006	3,206,400	246,552	5,394,750	$34.61

Granted	(21,000)	-	21,000	56.83
Stock options exercised	-	-	(1,125,381)	26.06
Stock awards vested	-	(2,226)	-	-
Forfeited	61,306	(1,306)	(60,000)	46.20
Cancelled	(37,406)	-	-	-

Balance, June 30, 2006	3,209,300	243,020	4,230,369	36.91

   The weighted-average fair value of options granted during the six months ended June 30, 2006 was $12.80. The following weighted-average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2006:

Risk-free interest rate	4.93%
Dividend yield	2.49
Market price volatility factor	0.23
Weighted-average expected life of options	5.1 Years

   Stock-based compensation expense totaled $2.4 million and $4.7 million during the three and six months ended June 30, 2006 and $491 thousand and $842 thousand during the three and six months ended June 30, 2005. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $10.6 million at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.73 years. Unrecognized stock-based compensation expense related to non-vested, non-option stock awards was $4.8 million at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.73 years.

   The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested, non-option stock awards is amortized to expense over the related vesting periods.

			Three Months	Six Months
			Ended	Ended
			June 30,	June 30,
			2005	2005

Net income, as reported			$40,684	$78,051
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects			319	547
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects			(1,381)	(2,529)

Pro forma net income			$39,622	$76,069

Earnings per share:
Basic - as reported			$0.78	$1.51
Basic - pro forma			0.76	1.47

Diluted - as reported			0.77	1.47
Diluted - pro forma			0.75	1.43

During the six months ended June 30, 2006 and 2005, proceeds from stock option exercises totaled $29.3 million and $16.7 million. During the six months ended June 30, 2006 and 2005, 1,125,381 shares and 688,570 shares, respectively, were issued in connection with stock option exercises. During the six months ended June 30, 2006, 579,899 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 545,482 shares were issued from available treasury stock. During the six months ended June 30, 2005, all shares issued in connection with stock option exercises and non-vested, non-option stock awards were issued from available treasury stock.

Note 13 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Expected return on plan assets, net of expenses	$(1,863)	$(1,752)	$(3,726)	$(3,504)
Interest cost on projected benefit obligation	1,795	1,692	3,590	3,384
Net amortization and deferral	749	536	1,498	1,072

Net periodic benefit cost	$681	$476	$1,362	$952

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $4.0 million through June 30, 2006. The Corporation does not expect to make any additional contributions during the remainder of 2006.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during either of the reported periods.

Note 14 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Current income tax expense	$23,579	$20,546	$47,507	$38,878
Deferred income tax expense (benefit)	(195)	(1,044)	(1,732)	(1,488)

Income tax expense as reported	$23,384	$19,502	$45,775	$37,390

Effective tax rate	32.5%	32.4%	32.5%	32.4%

   Net deferred tax assets totaled $85.9 million at June 30, 2006 and $57.4 million at December 31, 2005. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
June 30, 2006	$156,593	$24,864	$(4,224)	$177,233
June 30, 2005	134,596	20,523	(3,308)	151,811

Six months ended:
June 30, 2006	$309,504	$48,893	$(7,966)	$350,431
June 30, 2005	265,940	40,571	(6,558)	299,953

Net income (loss):
Three months ended:
June 30, 2006	$46,291	$5,552	$(3,293)	$48,550
June 30, 2005	39,223	4,002	(2,541)	40,684

Six months ended:
June 30, 2006	$91,448	$10,358	$(6,579)	$95,227
June 30, 2005	75,649	7,487	(5,085)	78,051

Note 16 - New Accounting Standards

   SFAS No. 155, "Accounting for Certain Hybrid Financial Instrument - an amendment of FASB Statements No. 133 and 140." SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation's financial statements.

SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 amends SFAS 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation's financial statements.

Note 17 - Subsequent Event

   On July 2, 2006, the Corporation and Summit Bancshares, Inc. ("Summit") entered into an Agreement and Plan of Merger (the "Merger Agreement") that provides for the merger of Summit with and into Cullen/Frost (the "Merger") and the subsequent merger of Summit Bank, a wholly-owned subsidiary of Summit, with and into The Frost National Bank, a wholly-owned subsidiary of Cullen/Frost.

   Under the terms of the Merger Agreement, the consideration for the Merger will consist of approximately 3.84 million shares (assuming the treasury stock method of accounting for options before giving effect to any exercises in outstanding options) of Cullen/Frost's common stock, par value $.01 per share ("Cullen/Frost Common Stock"), and approximately $143.4 million in cash. The Merger is intended to constitute a "reorganization" for United States federal income tax purposes. Consummation of the Merger is subject to a number of conditions, including receipt of requisite regulatory approvals and the approval of the shareholders of Summit. Directors of Summit, who hold in the aggregate approximately 15% of the fully diluted outstanding shares of Summit's common stock, have agreed to vote in favor of the Merger. The Merger is expected to be consummated in the fourth quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2005, included in the 2005 Form 10-K. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or any future period.

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

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in the level of non-performing assets and charge-offs.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, securities market and monetary fluctuations.
w	Political instability.
w	Acts of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
w	Changes in consumer spending, borrowings and savings habits.
w	Changes in the financial performance and/or condition of the Corporation's borrowers.
w	Technological changes.
w	Acquisitions and integration of acquired businesses. See the Corporation's Current Reports on Form 8-K filed with the SEC on July 3, 2006 and July 7, 2006.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial holding companies and other financial service providers.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
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

   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 Form 10-K. There have been no significant changes in the Corporation's application of critical accounting policies related to the allowance for possible loan losses since December 31, 2005. As more fully discussed in Note 12 - Stock-Based Compensation in the accompanying notes to consolidated financial statements included elsewhere in this report, the Corporation changed its method of accounting for stock options in connection with the adoption of a new accounting standard which eliminated the ability to account for stock-based compensation using the intrinsic value method of APB 25 and requires such transactions to be recognized ratably over the service period in the income statement based on their fair values at the date of grant.

Overview

   A discussion of the Corporation's results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields. As more fully discussed in Note 2 - Mergers and Acquisitions in the notes to consolidated financial statements, the Corporation acquired Texas Community Bancshares, Inc. and Alamo Corporation of Texas during the first quarter of 2006. The operating results of the acquired companies are included with the Corporation's results of operations since their respective dates of acquisition.

Results of Operations

   Net income totaled $48.6 million, or $0.86 diluted per share, for the three months ended June 30, 2006 compared to $40.7 million, or $0.77 diluted per share, for the three months ended June 30, 2005 and $46.7 million, or $0.83 diluted per share, for the three months ended March 31, 2006. Net income totaled $95.2 million, or $1.70 diluted per share, for the six months ended June 30, 2006 compared to $78.1 million, or $1.47 diluted per share, for the six months ended June 30, 2005.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

Taxable-equivalent net interest income	$119,309	$114,719	$95,926	$234,027	$187,672
Taxable-equivalent adjustment	2,341	2,279	1,848	4,619	3,491

Net interest income, as reported	116,968	112,440	94,078	229,408	184,181
Provision for possible loan losses	5,105	3,934	2,175	9,039	4,575

Net interest income after provision for possible loan losses	111,863	108,506	91,903	220,369	179,606
Non-interest income	60,265	60,758	57,733	121,023	115,772
Non-interest expense	100,194	100,196	89,450	200,390	179,937

Income before income taxes	71,934	69,068	60,186	141,002	115,441
Income taxes	23,384	22,391	19,502	45,775	37,390

Net income	$48,550	$46,677	$40,684	$95,227	$78,051

Net income per share - basic	$0.88	$0.86	$0.78	$1.74	$1.51
Net income per share - diluted	0.86	0.83	0.77	1.70	1.47
Dividends per share	0.34	0.30	0.30	0.64	0.565

Return on average assets	1.70%	1.68%	1.67%	1.69%	1.60%
Return on average equity	19.02	18.86	19.35	18.94	18.83

   Net income for the three and six months ended June 30, 2006 increased $7.9 million, or 19.3%, and $17.2 million, or 22.0%, compared to the same periods in 2005. The increase during the three months ended June 30, 2006 was primarily the result of a $22.9 million increase in net interest income and a $2.5 million increase in non-interest income partly offset by a $10.7 million increase in non-interest expense, a $2.9 million increase in the provision for possible loan losses and a $3.9 million increase in income tax expense. The increase during the six months ended June 30, 2006 was primarily the result of a $45.2 million increase in net interest income and a $5.3 million increase in non-interest income partly offset by a $20.5 million increase in non-interest expense, a $4.5 million increase in the provision for possible loan losses and a $8.4 million increase in income tax expense.

   Net income for the second quarter of 2006 increased $1.9 million, or 4.0%, from the first quarter of 2006. The increase was primarily the result of a $4.5 million increase in net interest income partly offset by a $1.2 million increase in the provision for possible loan losses, a $1.0 million increase in income tax expense and a $493 thousand decrease in non-interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 65.5% of total revenue during the first six months of 2006. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2005 at 5.25% and increased 50 basis points in each of the four quarters to end the year at 7.25%. During the first six months of 2006, the prime interest rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the period at 8.25%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2005 at 2.25%. During 2005, the federal funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%. During the first six months of 2006, the federal funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the period at 5.25%.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a rising interest rate environment. Since 2004, there has been an upward trend in the prime interest rate and the federal funds rate. The Corporation does not currently expect this upward trend to continue in the foreseeable future; however, there can be no assurance to that effect as fluctuations in market interest rates are dependent upon a variety of factors that are beyond the Corporation's control. Further analysis of the components of the Corporation's net interest margin is presented below.

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

	Second Quarter	Second Quarter	First Six Months
	2006 vs.	2006 vs.	2006 vs.
	Second Quarter	First Quarter	First Six Months
	2005	2006	2005

Due to changes in average volumes	$17,031	$2,395	$31,442
Due to changes in average interest rates	6,352	884	14,913
Due to difference in the number days in each of the comparable periods	-	1,311	-

Total change	$23,383	$4,590	$46,355

   Taxable-equivalent net interest income for the three and six months ended June 30, 2006 increased $23.4 million, or 24.4%, and $46.4 million, or 24.7%, compared to the same periods in 2005. The increases primarily resulted from increases in the average volume of earning assets combined with increases in the net interest margin. The average volume of earning assets for the second quarter of 2006 increased $1.4 billion compared to the second quarter of 2005. Over the same time frame, the net interest margin increased 28 basis points from 4.42% in 2005 to 4.70% in 2006. The average volume of earning assets for the six months ended June 30, 2006 increased $1.3 billion compared to the same period in 2005. Over the same time frame, the net interest margin increased 33 basis points from 4.35% in 2005 to 4.68% in 2006. The increases in the average volume of earning assets were due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The increases in the net interest margin were partly due to the increases in market interest rates discussed above. Additionally, the relative proportion of loans, which generally carry higher yields compared to other types of earning assets, increased from 62.0% of total average earning assets during the first six months of 2005 to 64.3% of total average earning assets during the first six months of 2006.

   Taxable-equivalent net interest income for the second quarter of 2006 increased $4.6 million, or 4.0%, from the first quarter of 2006. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin and an increase in the number of days in the second quarter. The average volume of earning assets for the second quarter of 2006 increased $184.4 million compared to the first quarter of 2006. Over the same time frame, the net interest margin increased 4 basis points from 4.66% in the first quarter of 2006 to 4.70% in the second quarter of 2006. Taxable-equivalent net interest income for the second quarter of 2006 included 91 days of interest accrual compared to 90 days for the first quarter of 2006. The additional day added approximately $1.3 million to taxable-equivalent net interest income during the second quarter of 2006. Excluding the impact of the additional day during the second quarter of 2006 results in an effective increase in taxable-equivalent net interest income of approximately $3.3 million compared to the first quarter of 2006. This effective increase was the result of the aforementioned increases in average earning assets and the net interest margin. The increase in the average volume of earning assets was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The increase in the net interest margin was partly due to the increases in market interest rates discussed above. Additionally, the relative proportion of loans, which generally carry higher yields compared to other types of earning assets, increased from 63.7% of total average earning assets during the first quarter of 2006 to 64.8% of total average earning assets during the second quarter of 2006.

   The average volume of loans, the Corporation's primary category of earning assets, increased $1.0 billion during the first six months of 2006 compared to the same period in 2005. The average yield on loans was 7.56% during the first six months of 2006 compared to 6.05% during the same period in 2005. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during the first six months of 2006 compared to the first six months of 2005. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a positive effect on the net interest margin. The average volume of securities increased $69.1 million during the first six months of 2006 compared to the same period in 2005. The average yield on securities was 4.95% during the first six months of 2006 compared to 4.81% during the first six months of 2005. Average federal funds sold and resell agreements during the first six months of 2006 increased $210.4 million compared to the same period in 2005. The average yield on federal funds sold and resell agreements was 4.77% during the first six months of 2006 compared to 2.72% during the first six months of 2005. Federal funds sold and resell agreements have significantly lower yields compared to loans and securities and, as such, have a compressing effect on the net interest margin.

   Average deposits increased $1.1 billion during the first six months of 2006 compared to the same period in 2005. The increase in the average volume of deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). Average interest-bearing deposits for the first six months of 2006 increased $698.5 million compared to the same period in 2005. The ratio of average interest-bearing deposits to total average deposits was 63.4% for the first six months of 2006 compared to 63.6% during the first six months of 2005. The average cost of interest-bearing deposits and total deposits was 2.38% and 1.51% during the first six months of 2006 compared to 1.29% and 0.82% during the first six months of 2005. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.79% during the first six months of 2006 compared to 3.84% during the first six months of 2005. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $5.1 million and $9.0 million for the three and six months ended June 30, 2006 compared to $2.2 million and $4.6 million for the three and six months ended June 30, 2005. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

Trust fees	$15,744	$15,754	$14,541	$31,498	$28,831
Service charges on deposit accounts	19,566	19,107	19,462	38,673	38,829
Insurance commissions and fees	6,144	8,975	6,193	15,119	14,803
Other charges, commissions and fees	8,196	5,914	5,642	14,110	10,873
Net gain (loss) on securities transactions	-	(1)	-	(1)	-
Other	10,615	11,009	11,895	21,624	22,436

Total	$60,265	$60,758	$57,733	$121,023	$115,772

   Total non-interest income for the three and six months ended June 30, 2006 increased $2.5 million, or 4.4%, and $5.3 million, or 4.5%, compared to the same periods in 2005. Total non-interest income for the second quarter of 2006 decreased $493 thousand, or 0.8%, compared to the first quarter of 2006. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and six months ended June 30, 2006 increased $1.2 million, or 8.3%, and $2.7 million, or 9.3%, compared to the same periods in 2005. Investment fees are the most significant component of trust fees, making up approximately 68% and 69% of total trust fees for the first six months of 2006 and 2005, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The $1.2 million increase in trust fee income during the three months ended June 30, 2006 compared to the same period in 2005 was primarily the result of increases in investment fees (up $809 thousand), oil and gas trust management fees (up $267 thousand) and estate fees (up $224 thousand). The $2.7 million increase in trust fee income during the six months ended June 30, 2006 compared to the same period in 2005 was primarily the result of increases in investment fees (up $1.5 million), oil and gas trust management fees (up $768 thousand) and estate fees (up $307 thousand). The increases in investment fees were primarily due to higher equity valuations during first six months of 2006 compared to the same period in 2005 and growth in overall trust assets and the number of trust accounts. The increases in oil and gas trust management fees were partly due to increased market prices, new production and new lease bonuses.

   Trust fee income for the second quarter of 2006 did not significantly fluctuate compared to the first quarter of 2006. Decreases in oil and gas trust management fees (down $337 thousand), financial consulting fees (down $207 thousand) and investment fees (down $204 thousand) were offset by increases in tax fees (up $609 thousand) and estate fees (up $214 thousand).

   At June 30, 2006, trust assets, including both managed assets and custody assets, were primarily composed of equity securities (41.6% of trust assets), fixed income securities (41.3% of trust assets) and cash equivalents (10.1% of trust assets). The estimated fair value of trust assets was $20.4 billion (including managed assets of $8.4 billion and custody assets of $12.0 billion) at June 30,2006, compared to $18.1 billion (including managed assets of $8.3 billion and custody assets of $9.8 billion) at December 31, 2005 and $17.5 billion (including managed assets of $8.1 billion and custody assets of $9.4 billion) at June 30,2005.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2006 increased $104 thousand, or 0.5%, and decreased $156 thousand, or 0.4%, compared to the same periods in 2005. During the three months ended June 30, 2006 increases in overdraft/insufficient funds charges on consumer accounts (up $928 thousand) and commercial accounts (up $163 thousand) were partly offset by decreases in service charges on commercial accounts (down $951 thousand) and consumer accounts (down $135 thousand). During the six months ended June 30, 2006 decreases in service charges on commercial accounts (down $1.9 million) and consumer accounts (down $335 thousand) were partly offset by increases in overdraft/insufficient funds charges on consumer accounts (up $1.6 million) and commercial accounts (up $335 thousand). The decreases in service charges on commercial accounts were primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates have trended upwards since the first quarter of 2005, deposit balances have become more valuable and are yielding a higher earnings credit rate relative to 2005. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees. The decrease in treasury management fees resulting from the higher earnings credit rate was partly offset by the additional fees from an increase in billable services.

   Service charges on deposit accounts for the second quarter of 2006 increased $459 thousand, or 2.4%, compared to the first quarter of 2006. The increase was primarily due to an increase in overdraft/insufficient funds charges on consumer accounts (up $802 thousand) partly offset by a decrease in service charges on commercial accounts (down $344 thousand) related to a higher earnings credit rate.

   Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2006 decreased $49 thousand, or 0.8%, and increased $316 thousand, or 2.1%, compared to the same periods in 2005. The increase for the six months ended June 30, 2006 was primarily related to higher commission income (up $510 thousand). The increase in commission income was partly offset by a decrease in contingent commissions (down $194 thousand).

   Insurance commissions and fees include contingent commissions totaling $542 thousand and $3.0 million during the three and six months ended June 30, 2006 and $609 thousand and $3.2 million during the three and six months ended June 30, 2005. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.7 million and $2.7 million during the six months ended June 30, 2006 and 2005. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $199 thousand and $307 thousand during the three and six months ended June 30, 2006 and $259 thousand and $474 thousand during the three and six months ended June 30, 2005.

   Insurance commissions and fees for the second quarter of 2006 decreased $2.8 million, or 31.5%, compared to the first quarter of 2006. The decrease was primarily due to the seasonal decrease in contingent commissions (down $1.9 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the second quarter of 2006 decreased $887 thousand compared to the first quarter of 2006 primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2006 increased $2.6 million, or 45.3%, and $3.2 million, or 29.8%, compared to the same periods in 2005. The increase during the three months ended June 30, 2006 was primarily related to an increase in investment banking fees related to corporate advisory services (up $2.4 million) and commission income related to the sale of mutual funds (up $311 thousand). These increases were partially offset by decreases in the realization of deferred loan commitment fees (down $477 thousand) and letter of credit fees (down $301 thousand). The increase during the six months ended June 30, 2006 was primarily related to an increase in investment banking fees related to corporate advisory services (up $2.5 million) and increases in commission income related to the sale of annuities (up $403 thousand), mutual funds (up $384 thousand) and money market accounts (up $242 thousand). These increases were partially offset by decreases in the realization of deferred loan commitment fees (down $599 thousand) and letter of credit fees (down $161 thousand). During the second quarter of 2006, the Corporation recognized investment banking fees related to Corporate advisory services totaling $2.8 million, of which $2.7 million was related to a single transaction. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

   Other charges, commissions and fees for the second quarter of 2006 increased $2.3 million, or 38.6%, compared to the first quarter of 2006. The increase was primarily due to the aforementioned increase in investment banking fees related to corporate advisory services.

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $25.7 million and $2.3 million during the six months ended June 30, 2006 and 2005. The Corporation realized a net loss of $1 thousand on the 2006 sales. No gain or loss was realized on the 2005 sales.

   Other Non-Interest Income. Other non-interest income decreased $1.3 million, or 10.8%, and $812 thousand, or 3.6%, for the three and six months ended June 30, 2006 compared to the same periods in 2005. During the second quarter of 2005, the Corporation realized $2.4 million in income from the net proceeds from the settlement of legal claims against certain former employees who were employed within the employee benefits line of business in the Austin region of Frost Insurance Agency. Also during 2005, the Corporation recognized $2.0 million ($1.7 million in the first quarter and $294 thousand in the second quarter) in income related to a distribution received from the sale of the PULSE EFT Association whereby the Corporation and other members of the Association received distributions based in part upon each member's volume of transactions through the PULSE network. Excluding the income related to these items in 2005, other non-interest income increased $1.4 million, or 15.2%, and $3.6 million, or 19.8%, for the three and six months ended June 30, 2006 compared to the same periods in 2005. Contributing to the effective increase during the three months ended June 30, 2006 were increases in income from check card usage (up $693 thousand) and earnings on cashier's check balances (up $469 thousand). Contributing to the effective increase during the six months ended June 30, 2006 were increases in income from check card usage (up $1.3 million), earnings on cashier's check balances (up $892 thousand) and income from securities trading activities (up $504 thousand).

   Other non-interest income for the second quarter of 2006 decreased $394 thousand, or 3.6%, compared to the first quarter of 2006. Contributing to the decrease were decreases in income from securities trading activities (down $176 thousand) and mineral interest income (down $145 thousand), as well as decreases in various other categories of non-interest income. Other non-interest income during the first quarter of 2006 also included approximately $781 thousand in various non-recurring income items. The impact of these decreases was partly offset by an increase in income from check card usage (up $271 thousand) as well as increases in various other categories of non-interest income.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

Salaries and wages	$47,463	$46,106	$40,454	$93,569	$80,454
Employee benefits	11,434	13,176	10,315	24,610	22,352
Net occupancy	8,512	8,433	7,408	16,945	14,752
Furniture and equipment	6,357	6,302	5,925	12,659	11,727
Intangible amortization	1,358	1,306	1,278	2,664	2,649
Other	25,070	24,873	24,070	49,943	48,003

Total	$100,194	$100,196	$89,450	$200,390	$179,937

   Total non-interest expense for the three and six months ended June 30, 2006 increased $10.7 million, or 12.0%, and $20.5 million, or 11.4%, compared to the same periods in 2005. Total non-interest expense for the second quarter of 2006 did not significantly fluctuate compared to the first quarter of 2006. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2006 increased $7.0 million, or 17.3%, and $13.1 million, or 16.3%, compared to the same periods in 2005. The increases were primarily related to normal, annual merit increases, and increases in headcount. The increases in headcount were primarily related to the acquisition of Horizon Capital Bank during the fourth quarter of 2005 and the acquisitions of Texas Community Bancshares and Alamo Corporation of Texas during the first quarter of 2006. Also, effective January 1, 2006, the Corporation began recognizing compensation expense related to stock options in connection with the adoption of a new accounting standard, as further discussed in Note 12 - Stock-Based Compensation. Stock-based compensation expense related to stock options and non-vested stock awards totaled $2.4 million and $4.7 million during the three and six months ended June 30, 2006 compared to $491 thousand and $842 thousand during the three and six months ended June 30, 2005.

   Salaries and wages expense for the second quarter of 2006 increased $1.4 million, or 2.9%, compared to the first quarter of 2006. The increase was partly related to normal, annual merit increases, and increases in headcount. The additional employees added in connection with the acquisitions of Texas Community Bancshares and Alamo Corporation impacted salaries and wages expense for only part of the first quarter whereas a full quarter of salaries and wages expense was recognized during the second quarter. The increase was also partly due to an increase in stock-based compensation expense resulting from the annual stock option awards to non-employee directors. Awards to non-employee directors are fully vested when granted, and therefore fully expensed on the grant date.

   Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2006 increased $1.1 million, or 10.9%, and $2.3 million, or 10.1%, compared to the same periods in 2005. The increase during the three months ended June 30, 2006 was primarily related to increases in payroll taxes (up $389 thousand), expenses related to the Corporation's 401(k) and profit sharing plans (up $247 thousand), medical insurance expense (up $237 thousand) and expenses related to the Corporation's defined benefit retirement and restoration plans (up $205 thousand). The increase during the six months ended June 30, 2006 was primarily related to increases in payroll taxes (up $958 thousand), medical insurance expense (up $460 thousand), expenses related to the Corporation's defined benefit retirement and restoration plans (up $407 thousand) and expenses related to the Corporation's 401(k) and profit sharing plans (up $290 thousand).

   Employee benefits expense for the second quarter of 2006 decreased $1.7 million, or 13.2%, compared to the first quarter primarily due to decreases in payroll taxes (down $1.2 million) and 401(k) and profit sharing plan expenses (down $359 thousand). The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to annual incentive compensation payments.

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

   Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2006 increased $1.1 million, or 14.9%, and $2.2 million, or 14.9%, compared to the same periods in 2005. The increase during the three months ended June 30, 2006 was primarily due to a decrease in rental income (down $273 thousand) and increase in utilities expense (up $266 thousand) and depreciation expense related to buildings (up $140 thousand). The increase during the six months ended June 30, 2006 was primarily due to increases in utilities expense (up $601 thousand), lease expense (up $402 thousand) and depreciation expense related to buildings (up $244 thousand) and a decrease in rental income (down $190 thousand). These increases are partly related to the additional facilities added in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006 (see Note 2 - Mergers and Acquisitions). Net occupancy expense did not significantly fluctuate during the second quarter of 2006 compared to the first quarter of 2006.

   Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2006 increased $432 thousand, or 7.3%, and $932 thousand, or 8.0%, compared to the same periods in 2005. The increase during the three months ended June 30, 2006 was primarily related to increases in depreciation expense related to furniture and fixtures (up $393 thousand), software maintenance expense (up $383 thousand) and service contracts expense (up $159 thousand). The impact of these items was partially offset by a decrease in software amortization expense (down $543 thousand). The increase during the six months ended June 30, 2006 was primarily related to increases in software maintenance expense (up $863 thousand), depreciation expense related to furniture and fixtures (up $651 thousand) and service contracts expense (up $301 thousand). The impact of these items was partially offset by a decrease in software amortization expense (down $1.1 million). Furniture and equipment expense did not significantly fluctuate during the second quarter of 2006 compared to the first quarter of 2006.

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2006 compared to $1.3 million and $2.6 million during the same periods in 2005 and $1.3 million during the first quarter of 2006. The increases in intangible amortization were primarily due to the amortization of new intangible assets acquired in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006 (see Note 2 - Mergers and Acquisitions and Note 6 - Goodwill and Other Intangible Assets).

   Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2006 increased $1.0 million, or 4.2%, and $1.9 million, or 4.0%, compared to the same periods in 2005. Components of the increase during the three months ended June 30, 2006 included professional service expense (up $621 thousand), travel expense (up $404 thousand), check card expense (up $298 thousand), stationery printing and supplies (up $252 thousand) and postage expense (up $217 thousand), among other things. The increase in these items was partly related to the integration of acquisitions that closed during the first quarter of 2006. Components of other non-interest expense with significant decreases during the three months ended June 30, 2006 compared to the same period in 2005 included outside computer service expense (down $1.5 million) and donation expense (down $429 thousand). Additionally, deferrals of expenses directly related to loan originations increased $472 thousand in part due to loan growth. The reduction in outside computer services resulted as the Corporation is no longer outsourcing certain data processing functions.

   Components of the increase during the six months ended June 30, 2006 included professional service expense (up $1.7 million), travel expense (up $676 thousand), stationery printing and supplies (up $655 thousand), check card expense (up $574 thousand) and meals and entertainment (up $474 thousand), among other things. Components of other non-interest expense with significant decreases during the six months ended June 30, 2006 compared to the same period in 2005 included outside computer service expense (down $3.1 million) and advertising/promotions expense (down $463 thousand). Additionally, deferrals of expenses directly related to loan originations increased $962 thousand in part due to loan growth.

   Total other non-interest expense for the second quarter of 2006 increased $197 thousand, or 0.8%, compared to the first quarter of 2006. Components of the increase included travel expense (up $352 thousand) and postage expense (up $131 thousand), among other things. Other non-interest expense during the three months ended June 30, 2006 also included approximately $159 thousand in expenses associated with the termination of certain loan and lease hedging contracts. Components of other non-interest expense with significant decreases during the second quarter compared to the first quarter included advertising/promotions expenses (down $294 thousand), director fees (down $187 thousand) and professional service expense (down $178 thousand).

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

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

Banking	$46,291	$45,157	$39,223	$91,448	$75,649
Financial Management Group	5,552	4,806	4,002	10,358	7,487
Non-Banks	(3,293)	(3,286)	(2,541)	(6,579)	(5,085)

Consolidated net income	$48,550	$46,677	$40,684	$95,227	$78,051

Banking

   Net income for the three and six months ended June 30, 2006 increased $7.1 million, or 18.0%, and $15.8 million, or 20.9%, compared to the same periods in 2005. The increase during the three months ended June 30, 2006 was primarily the result of a $21.4 million increase in net interest income and a $591 thousand increase in non-interest income partly offset by a $8.7 million increase in non-interest expense, a $2.9 million increase in the provision for possible loan losses and a $3.3 million increase in income tax expense. The increase during the six months ended June 30, 2006 was primarily the result of a $42.4 million increase in net interest income and a $1.2 million increase in non-interest income partly offset by a $16.2 million increase in non-interest expense, a $4.6 million increase in the provision for possible loan losses and a $7.0 million increase in income tax expense.

   Net interest income for the three and six months ended June 30, 2006 increased $21.4 million, or 22.6%, and $42.4 million, or 22.9%, from the comparable periods in 2005. The increases primarily resulted from growth in the average volume of earning assets combined with increases in the net interest margin which resulted, in part, from a general increase in market interest rates and an increase in the relative proportion of higher-yielding loans as a percentage of total average earning assets. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and six months ended June 30, 2006 totaled $5.1 million and $9.0 million compared to $2.2 million and $4.5 million for the same periods in 2005. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three and six months ended June 30, 2006 increased $591 thousand, or 1.5%, and $1.2 million, or 1.6%, compared to the same periods in 2005. The increases were primarily due to increases in other charges, commissions and fees partly offset by decreases in other non-interest income. See the analysis of other charges, commissions and fees and other non-interest income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and six months ended June 30, 2006 increased $8.7 million, or 11.8%, and $16.2 million, or 10.9%, compared to the same periods in 2005. The increases were primarily related to increases in salaries and wages, employee benefits expense, net occupancy expense and furniture and equipment expense. Combined, salaries and wages and employee benefits increased $6.7 million and $13.1 million during the three and six months ended June 30, 2006 compared to the same period in 2005. These increases were primarily the result of normal, annual merit increases, increases in headcount, increases in expenses related to the Corporation's employee benefit plans, medical insurance and stock-based compensation. The increases in net occupancy expense were due to an increase in lease expense, utilities and depreciation expense related to buildings. The increases in furniture and equipment expense were primarily due to increases in depreciation expense related to furniture and fixtures, software maintenance expense and service contracts expense. The increases in net occupancy expense and furniture and equipment expense are partly related to the additional facilities added in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006 (see Note 2 - Mergers and Acquisitions). See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $6.2 million and $15.2 million during the three and six months ended June 30, 2006 and $6.0 million and $14.9 million during the three and six months ended June 30, 2005. Insurance commission revenues increased $237 thousand, or 3.9%, and $323 million, or 2.2%, during the three months and six months ended June 30, 2006 compared to the same period in 2005. The increases are primarily related to higher commission income (up $123 thousand and $517 thousand during the three and six months ended June 30, 2006, respectively) partly offset by a decrease in contingent commissions income (down $67 thousand and $194 thousand during the three and six months ended June 30, 2006, respectively). See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three and six months ended June 30, 2006 increased $1.6 million and $2.9 million compared to the same periods in 2005. The increase during the three months ended June 30, 2006 was primarily due to a $2.2 million increase in net interest income and a $2.2 million increase in non-interest income offset by a $2.0 million increase in non-interest expense and a $835 thousand increase in income tax expense. The increase during the six months ended June 30, 2006 was primarily due to a $4.1 million increase in net interest income and a $4.2 million increase in non-interest income offset by a $4.0 million increase in non-interest expense and a $1.5 million increase in income tax expense.

   Net interest income for the three and six months ended June 30, 2006 increased $2.2 million, or 68.3%, and $4.1 million, or 70.2% from the comparable periods in 2005. The increases resulted from an increase in the average volume of repurchase agreements combined with an increase in average market interest rates, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three and six months ended June 30, 2006 increased $2.2 million, or 12.6%, and $4.2 million, or 12.2% from the comparable periods in 2005. The increase during the three months ended June 30, 2006 was primarily due to increases in trust fees (up $1.2 million), other charges, commissions and fees (up $547 thousand) and other income (up $384 thousand). The increase during the six months ended June 30, 2006 was primarily due to increases in trust fees (up $2.7 million), other charges, commissions and fees (up $950 thousand) and other income (up $503 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 68% and 69% of total trust fees for the first six months of 2006 and 2005, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees in the first six months of 2006 compared to the same period in 2005 primarily due to higher equity valuations during the first half of 2006 compared to the same period in 2005 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increases in other charges, commissions and fees during the three and six months ended June 30, 2006 compared to the same periods in 2005 were primarily due to increases in commission income related to the sale of annuity products, mutual funds and money market accounts. The increases in other income during the three and six months ended June 30, 2006 compared to the same periods in 2005 were primarily due to increases in earnings on cashier's check balances and income from securities trading activities.

   Non-interest expense for the three and six months ended June 30, 2006 increased $2.0 million, or 13.7%, and $4.0 million, or 13.7%, compared to the same periods in 2005. The increase during the three months ended June 30, 2006 was primarily due to an increase in salaries and wages and employee benefits (up $1.2 million on a combined basis) and other non-interest expense (up $941 thousand). The increase during the six months ended June 30, 2006 was primarily due to an increase in other non-interest expense (up $2.1 million) and salaries and wages and employee benefits (up $2.0 million on a combined basis). The increase in salaries and wages and employee benefits was primarily the result of normal, annual merit increases and increases in expenses related to stock-based compensation and employee benefit plans. The increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The $916 thousand and $1.4 million increases in the net loss for the Non-Banks operating segment for the three and six months ended June 30, 2006 compared to the same period in 2005 were primarily due to a decrease in net interest income due in part to the variable-rate junior subordinated deferrable interest debentures issued in February 2004. As market interest rates have increased, the Non-Banks segment has experienced a corresponding increase in interest cost related to this debt. Additionally, during 2006, the Corporation had added interest cost from the $3.1 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Alamo Corporation of Texas.

Income Taxes

   The Corporation recognized income tax expense of $23.4 million and $45.8 million, for an effective tax rate of 32.5% for both the three and six months ended June 30, 2006 compared to $19.5 million and $37.4 million, for an effective tax rate of 32.4% for both the three and six months ended June 30, 2005. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $11.4 billion for the six months ended June 30, 2006 representing an increase of $1.6 billion, or 15.9%, compared to average assets for the same period in 2005. The increase was primarily reflected in earning assets, which increased $1.3 billion, or 15.2%, during the first six months of 2006 compared to the first six months of 2005. The increase was primarily due to a $1.0 billion, or 19.3%, increase in average loans. Total deposits averaged $9.0 billion for the first six months of 2006, increasing $1.1 billion, or 14.1%, compared to the same period in 2005. Average interest-bearing accounts decreased from 63.6% of average total deposits in 2005 to 63.4% of average total deposits in 2006. Growth in average loans and average deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). During the fourth quarter of 2005, the Corporation acquired loans totaling $323.1 million and deposits totaling $319.1 million in connection with the acquisition of Horizon Capital Bank. During the first quarter of 2006, the Corporation acquired loans totaling $289.6 million and deposits totaling $381.6 million in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas.

Loans

Loans were as follows as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2006	2006	2005	2005

Commercial and industrial:
Commercial	$2,856,530	$2,756,506	$2,610,178	$2,582,550
Leases	155,489	158,881	148,750	119,555
Asset-based	42,798	41,948	41,288	56,166

Total commercial and industrial	3,054,817	2,957,335	2,800,216	2,758,271

Real estate:
Construction:
Commercial	562,935	610,084	590,635	469,429
Consumer	114,314	116,443	87,746	48,462
Land:
Commercial	357,177	330,321	301,907	223,215
Consumer	6,502	13,341	10,369	3,859
Commercial mortgages	1,559,510	1,540,404	1,409,811	1,273,128
1-4 family residential mortgages	103,533	104,478	95,032	77,328
Home equity and other consumer	474,286	501,069	460,941	421,251

Total real estate	3,178,257	3,216,140	2,956,441	2,516,672

Consumer:
Indirect	2,364	2,614	2,418	2,962
Student loans held for sale	45,788	60,106	51,189	54,769
Other	279,919	273,880	265,038	250,552
Other	40,157	22,301	27,201	20,247
Unearned discount	(24,226)	(21,118)	(17,448)	(14,811)

Total loans	$6,577,076	$6,511,258	$6,085,055	$5,588,662

   Loans totaled $6.6 billion at June 30, 2006, an increase of $492.0 million, or 8.1%, compared to December 31, 2005. During the first quarter of 2006, the Corporation acquired $289.6 million in loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding these acquired loans, total loans increased approximately $202.4 million, or 3.3%.

   The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased 8.2% from December 31, 2005.

   The majority of the Corporation's loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.4% and 46.0% of total loans while real estate loans made up 48.3% and 48.6% of total loans at June 30, 2006 and December 31, 2005, respectively. Real estate loans include both commercial and consumer balances. Of the $289.6 million of loans acquired in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas, approximately 30.4% were commercial and industrial loans and approximately 63.2% were real estate loans.

   Commercial and industrial loans increased $254.6 million, or 9.1%, from $2.8 billion at December 31, 2005 to $3.1 billion at June 30, 2006. During the first quarter of 2006, the Corporation acquired approximately $88.1 million of commercial and industrial loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $378.7 million at June 30, 2006, increasing $47.1 million, or 14.2%, from $331.6 million at December 31, 2005. At June 30, 2006, 52.0% of outstanding purchased SNCs was related to the energy industry and 14.6% was related to the beer and liquor distribution industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, approximately 96% of the total outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $3.2 billion at June 30, 2006 increasing $221.8 million, or 7.5%, from $3.0 billion at December 31, 2005. Real estate loans include both commercial and consumer balances. During the first quarter of 2006, the Corporation acquired approximately $182.9 million of real estate loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $213.3 million, or 7.5%, from December 31, 2005. Commercial real estate loans totaled $2.5 billion at June 30, 2006 and represented 78.0% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

   The consumer loan portfolio as of June 30, 2006, including all consumer real estate, increased $54.0 million, or 5.6%, from December 31, 2005. During the first quarter of 2006, the Corporation acquired approximately $69.2 million of consumer loans (including consumer real estate loans totaling $50.8 million and consumer non-real estate loans totaling $18.4 million) in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $50.9 million, or 6.2%, from December 31, 2005.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	June 30,	March 31,	December 31,	June 30,
	2006	2006	2005	2005

Consumer real estate:
Construction	$114,314	$116,443	$87,746	$48,462
Land	6,502	13,341	10,369	3,859
Home equity loans	232,259	237,053	237,789	234,425
Home equity lines of credit	79,097	80,610	78,401	73,228
Other consumer real estate	162,930	183,406	144,751	113,598

Total real estate	595,102	630,853	559,056	473,572

Consumer non-real estate	279,919	273,880	265,038	250,552
Student loans held for sale	45,788	60,106	51,189	54,769
Indirect	2,364	2,614	2,418	2,962
1-4 family residential mortgages	103,533	104,478	95,032	77,328

Total consumer loans	$1,026,706	$1,071,931	$972,733	$859,183

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. The Corporation also discontinued originating 1-4 family residential mortgage loans and indirect consumer loans in 2000. The increase in 1-4 family residential mortgage loans at June 30, 2006 compared to December 31, 2005 was the result of loans acquired in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	June 30,	March 31,	December 31,	June 30,
	2006	2006	2005	2005

Non-accrual loans:
Commercial and industrial	$24,628	$26,770	$25,556	$28,258
Real estate	4,551	5,381	4,963	3,808
Consumer and other	1,645	1,876	2,660	2,139

Total non-accrual loans	30,824	34,027	33,179	34,205

Foreclosed assets:
Real estate	6,423	6,700	4,403	5,722
Other	38	66	1,345	1,408

Total foreclosed assets	6,461	6,766	5,748	7,130

Total non-performing assets	$37,285	$40,793	$38,927	$41,335

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.57%	0.63%	0.64%	0.74%
Total assets	0.33	0.35	0.33	0.42

Accruing past due loans:
30 to 89 days past due	$30,790	$28,737	$32,908	$33,862
90 or more days past due	7,719	7,073	7,921	5,553

Total accruing past due loans	$38,509	$35,810	$40,829	$39,415

Accruing past due loans as a percentage of total loans:
30 to 89 days past due	0.47%	0.44%	0.54%	0.61%
90 or more days past due	0.12	0.11	0.13	0.10

Total accruing past due loans	0.59%	0.55%	0.67%	0.71%

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2006 and December 31, 2005, the Corporation had $11.8 million and $12.1 million in loans of this type that were not included in either of the non-accrual or 90 days past due loan categories. Of the total outstanding balance at June 30, 2006, approximately 68.2% related to a customer in the insurance industry and approximately 20.1% related to a customer that operates as a retailer of musical instruments. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $521 thousand and $1.0 million for the three and six months ended June 30, 2006, compared to $459 thousand and $857 thousand for the same periods in 2005.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

Balance at beginning of period	$84,142	$80,325	$76,538	$80,325	$75,810

Provision for possible loan losses	5,105	3,934	2,175	9,039	4,575

Allowance for possible loan losses acquired	-	2,373	-	2,373	-

Charge-offs:
Commercial and industrial	(4,090)	(2,781)	(1,526)	(6,871)	(3,099)
Real estate	(219)	(75)	(15)	(294)	(245)
Consumer and other	(1,787)	(1,409)	(1,404)	(3,196)	(2,911)

Total charge-offs	(6,096)	(4,265)	(2,945)	(10,361)	(6,255)

Recoveries:
Commercial and industrial	964	620	473	1,584	1,327
Real estate	381	45	135	426	153
Consumer and other	1,056	1,110	727	2,166	1,493

Total recoveries	2,401	1,775	1,335	4,176	2,973

Net charge-offs	(3,695)	(2,490)	(1,610)	(6,185)	(3,282)

Balance at end of period	$85,552	$84,142	$77,103	$85,552	$77,103

Ratio of allowance for possible loan losses to:
Total loans	1.30%	1.29%	1.38%	1.30%	1.38%
Non-accrual loans	277.55	247.28	225.41	277.55	225.41
Ratio of annualized net charge-offs to average total loans	0.23	0.16	0.12	0.19	0.12

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

   The provision for possible loan losses totaled $5.1 million and $9.0 million during the three and six months ended June 30, 2006, compared to $2.2 million and $4.6 million during the three and six months ended June 30, 2005. The increase in the provision for possible loan losses during 2006 was primarily due to growth in the loan portfolio. The ratio of the allowance for possible loan losses to total loans at June 30, 2006 decreased 2 basis points from December 31, 2005 primarily due to the overall growth in the loan portfolio. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At June 30, 2006, shareholders' equity totaled $1.0 billion compared to $982.2 million at December 31, 2005 and $879.2 million at June 30, 2005. In addition to net income of $95.2 million, other significant changes in shareholders' equity during the first six months of 2006 included $29.3 million in proceeds from stock option exercises and the related tax benefits of $11.6 million, $35.4 million of dividends paid, $4.7 million related to stock-based compensation and $3.6 million in treasury stock purchases. The accumulated other comprehensive loss component of shareholders' equity totaled $106.5 million at June 30, 2006 compared to $50.4 million at December 31, 2005. This fluctuation was primarily related to the after-tax effect of changes in the unrealized gain/loss on securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.30 and $0.34 per common share during the first and second quarters of 2006 and quarterly dividends of $0.265 and $0.30 per common share during the first and second quarters of 2005. This equates to a dividend payout ratio of 35.4% and 38.9% during the first and second quarters of 2006 and 36.7% and 38.5% during the first and second quarters of 2005.

   During the reported periods, the Corporation maintained a stock repurchase plan authorized by the Corporation's board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, during 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. No shares were repurchased during 2006. Over the life of the plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million. Also see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation's bank subsidiaries. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation's bank subsidiaries to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent the Corporation's bank subsidiaries from paying normal dividends to Cullen/Frost. At June 30, 2006, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $217.0 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at June 30, 2006.

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

   The Corporation's operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's tangible book value and net income per common share may occur in connection with any future transaction. As more fully discussed in Note 17 - Subsequent Event, on July 2, 2006, the Corporation entered into agreement to acquire Summit Bancshares, Inc. The consideration for the merger will consist of approximately 3.84 million shares of Cullen/Frost's common stock and approximately $143.4 million in cash.

Recently Issued Accounting Pronouncements

See Note 16 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation's financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	June 30, 2006			June 30, 2005

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$4,155	$92	4.48%	$5,735	$51	1.80%
Federal funds sold and resell agreements	588,774	13,913	4.77	378,420	5,149	2.72
Securities:
Taxable	2,712,788	66,755	4.81	2,658,871	61,828	4.65
Tax-exempt	268,628	8,626	6.46	253,459	8,013	6.50

Total securities	2,981,416	75,381	4.95	2,912,330	69,841	4.81
Loans, net of unearned discounts	6,424,032	240,811	7.56	5,385,067	161,633	6.05

Total Earning Assets and Average Rate Earned	9,998,377	330,197	6.61	8,681,552	236,674	5.49
Cash and due from banks	637,232			584,657
Allowance for possible loan losses	(82,848)			(76,521)
Premises and equipment, net	194,583			172,859
Accrued interest and other assets	621,756			447,503

Total Assets	$11,369,100			$9,810,050

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,939,942			$2,537,816
Correspondent banks	311,632			302,065
Public funds	50,721			42,597

Total non-interest-bearing demand deposits	3,302,295			2,882,478
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,290,597	2,214	0.35	1,198,643	1,062	0.18
Money market deposit accounts	2,915,664	39,762	2.75	2,588,491	19,917	1.55
Time accounts	1,068,747	18,053	3.41	861,049	8,100	1.90
Public funds	455,111	7,653	3.39	383,440	3,078	1.62

Total interest-bearing deposits	5,730,119	67,682	2.38	5,031,623	32,157	1.29

Total deposits	9,032,414			7,914,101
Federal funds purchased and repurchase agreements	753,166	14,655	3.92	552,693	6,268	2.27
Junior subordinated deferrable interest debentures	228,890	8,406	7.35	226,805	7,142	6.30
Subordinated notes payable and other notes	150,000	4,822	6.43	150,000	3,415	4.55
Federal Home Loan Bank advances	27,508	605	4.44	813	20	4.92

Total Interest-Bearing Funds and Average
Rate Paid	6,889,683	96,170	2.81	5,961,934	49,002	1.65

Accrued interest and other liabilities	163,292			129,906

Total Liabilities	10,355,270			8,974,318
Shareholders' Equity	1,013,830			835,732

Total Liabilities and Shareholders' Equity	$11,369,100			$9,810,050

Net interest income		$234,027			$187,672

Net interest spread			3.79%			3.84%

Net interest income to total average earning assets			4.68%			4.35%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2006			March 31, 2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$3,002	$35	4.66%	$5,320	$57	4.34%
Federal funds sold and resell agreements	600,929	7,529	5.03	576,483	6,384	4.49
Securities:
Taxable	2,677,703	33,320	4.82	2,748,262	33,435	4.80
Tax-exempt	269,138	4,339	6.45	268,112	4,288	6.46

Total securities	2,946,841	37,659	4.97	3,016,374	37,723	4.94
Loans, net of unearned discounts	6,539,306	125,856	7.72	6,307,478	114,955	7.39

Total Earning Assets and Average Rate Earned	10,090,078	171,079	6.74	9,905,655	159,119	6.47
Cash and due from banks	588,212			686,797
Allowance for possible loan losses	(84,133)			(81,550)
Premises and equipment	201,826			187,261
Accrued interest and other assets	654,163			587,458

Total Assets	$11,450,146			$11,285,621

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,994,617			$2,884,660
Correspondent banks	259,399			364,444
Public funds	46,000			55,495

Total non-interest-bearing demand deposits	3,300,016			3,304,599
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,299,419	1,182	0.36	1,281,677	1,032	0.33
Money market deposit accounts	2,946,458	21,591	2.94	2,884,527	18,171	2.55
Time accounts	1,102,856	9,905	3.60	1,034,259	8,148	3.20
Public funds	419,927	3,896	3.72	490,686	3,757	3.11

Total interest-bearing deposits	5,768,660	36,574	2.54	5,691,149	31,108	2.22

Total deposits	9,068,676			8,995,748
Federal funds purchased and repurchase agreements	789,426	8,129	4.13	716,502	6,526	3.69
Junior subordinated deferrable interest debentures	229,898	4,298	7.48	227,870	4,108	7.21
Subordinated notes payable and other notes	150,000	2,482	6.62	150,000	2,340	6.24
Federal Home Loan Bank advances	25,510	287	4.51	29,529	318	4.37

Total Interest-Bearing Funds and Average
Rate Paid	6,963,494	51,770	2.98	6,815,050	44,400	2.64

Accrued interest and other liabilities	162,664			162,395

Total Liabilities	10,426,174			10,282,044
Shareholders' Equity	1,023,972			1,003,577

Total Liabilities and Shareholders' Equity	$11,450,146			$11,285,621

Net interest income		$119,309			$114,719

Net interest spread			3.76%			3.83%

Net interest income to total average earning assets			4.70%			4.66%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	December 31, 2005			September 30, 2005

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,583	$50	3.55%	$5,524	$49	3.51%
Federal funds sold and resell agreements	854,728	8,767	4.07	470,459	4,231	3.52
Securities:
Taxable	2,451,928	29,412	4.73	2,580,291	30,137	4.66
Tax-exempt	266,814	4,271	6.47	266,875	4,237	6.49

Total securities	2,718,742	33,683	4.90	2,847,166	34,374	4.83
Loans, net of unearned discounts	6,008,005	106,113	7.01	5,592,943	93,514	6.63

Total Earning Assets and Average Rate Earned	9,587,058	148,613	6.14	8,916,092	132,168	5.89
Cash and due from banks	678,634			569,901
Allowance for possible loan losses	(80,262)			(76,865)
Premises and equipment	183,022			174,477
Accrued interest and other assets	532,608			453,573

Total Assets	$10,901,060			$10,037,178

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,849,101			$2,628,248
Correspondent banks	401,094			288,919
Public funds	52,116			46,447

Total non-interest-bearing demand deposits	3,302,311			2,963,614
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,237,408	1,178	0.38	1,189,282	769	0.26
Money market deposit accounts	2,779,761	15,795	2.25	2,629,250	12,446	1.88
Time accounts	965,137	6,895	2.83	889,510	5,504	2.45
Public funds	395,856	2,407	2.41	343,680	1,783	2.06

Total interest-bearing deposits	5,378,162	26,275	1.94	5,051,722	20,502	1.61

Total deposits	8,680,473			8,015,336
Federal funds purchased and repurchase agreements	692,750	5,807	3.33	623,987	4,557	2.86
Junior subordinated deferrable interest debentures	226,805	3,970	7.00	226,805	3,796	6.69
Subordinated notes payable and other notes	150,000	2,148	5.73	150,000	2,043	5.45
Federal Home Loan Bank advances	40,558	446	4.36	717	15	8.37

Total Interest-Bearing Funds and Average
Rate Paid	6,488,275	38,646	2.37	6,053,231	30,913	2.03

Accrued interest and other liabilities	148,322			132,847

Total Liabilities	9,938,908			9,149,692
Shareholders' Equity	962,152			887,486

Total Liabilities and Shareholders' Equity	$10,901,060			$10,037,178

Net interest income		$109,967			$101,255

Net interest spread			3.77%			3.86%

Net interest income to total average earning assets			4.54%			4.52%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2005

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,401	$30	2.22%
Federal funds sold and resell agreements	306,038	2,330	3.01
Securities:
Taxable	2,644,863	30,944	4.67
Tax-exempt	257,594	4,093	6.50

Total securities	2,902,457	35,037	4.83
Loans, net of unearned discounts	5,482,980	84,711	6.20

Total Earning Assets and Average Rate Earned	8,696,876	122,108	5.63
Cash and due from banks	543,556
Allowance for possible loan losses	(76,796)
Premises and equipment, net	173,939
Accrued interest and other assets	448,514

Total Assets	$9,786,089

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,563,277
Correspondent banks	264,677
Public funds	40,616

Total non-interest-bearing demand deposits	2,868,570
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,199,938	677	0.23
Money market deposit accounts	2,566,923	10,468	1.64
Time accounts	867,689	4,469	2.07
Public funds	370,696	1,655	1.79

Total interest-bearing deposits	5,005,246	17,269	1.38

Total deposits	7,873,816
Federal funds purchased and repurchase agreements	564,186	3,488	2.45
Junior subordinated deferrable interest debentures	226,805	3,637	6.41
Subordinated notes payable and other notes	150,000	1,780	4.75
Federal Home Loan Bank advances	778	8	4.11

Total Interest-Bearing Funds and Average
Rate Paid	5,947,015	26,182	1.76

Accrued interest and other liabilities	126,987

Total Liabilities	8,942,572
Shareholders' Equity	843,517

Total Liabilities and Shareholders' Equity	$9,786,089

Net interest income		$95,926

Net interest spread			3.87%

Net interest income to total average earning assets			4.42%

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

   As of June 30, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.9% and 2.8%, respectively, relative to the base case (whereby interest rates do not fluctuate) over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 4.5%, respectively, relative to the base case (whereby interest rates do not fluctuate) over the next 12 months. As of June 30, 2005, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.5% and 4.4%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 5.2%, respectively, relative to the base case over the next 12 months. The projected negative variance in net interest income resulting from the hypothetical 200 basis point decrease in interest rates decreased from 5.2% as of June 30, 2005 to 4.5% as of June 30, 2006 partly due to the interest rate floors on variable-rate loans purchased during the fourth quarter of 2005. See Note 10 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances in any of the reported periods. As of June 30, 2006, the effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 0.04% positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 0.04% negative variance in net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended June 30, 2006.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	End of the Period

April 1, 2006 to April 30, 2006	11,834 (2)	$54.06	-	-
May 1, 2006 to May 31, 2006	-	-	-	-
June 1, 2006 to June 30, 2006	195 (2)	56.18	-	-

Total	12,029	$54.10	-

(1)

The Corporation maintained a stock repurchase plan that was authorized by the Corporation's board of directors on April 29, 2004. Under the plan, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 29, 2006 at various prices in the open market or through private transactions. Over the life of the plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million.

(2)	Repurchases of shares made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual Meeting of Shareholders held on April 27, 2006, shareholders voted on the following matters:

(1)	To elect four Class I director nominees to serve until the 2009 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For		Total Votes Withheld

Crawford H. Edwards	46,677,692		213,501
Ruben M. Escobedo	46,677,251		213,942
Patrick B. Frost	45,710,523		1,180,670
Robert S. McClane	45,709,767		1,181,426

Other directors whose term of office as a director continued after the meeting were as follows:

Class II (Terms Expiring in 2007)			Class III (Terms Expiring in 2008)

Richard W. Evans, Jr.			R. Denny Alexander
T.C. Frost			Carlos Alvarez
Karen E. Jennings			Royce S. Caldwell
Richard M. Kleberg III			Ida Clement Steen
Horace Wilkins, Jr.

Item 4. Submission of Matters to a Vote of Security Holders (Continued)

(2)	To approve an amendment to the Corporation's Articles of Incorporation to increase the authorized shares of Common Stock from 90,000,000 to 210,000,000.

	Total Votes For	41,141,140
	Total Votes Against	5,671,409
	Total Abstentions	52,364

(3)	To ratify the selection of Ernst & Young LLP to act as independent auditors of the Corporation for the fiscal year that began January 1, 2006.

	Total Votes For	45,963,738
	Total Votes Against	906,566
	Total Abstentions	20,889

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

	Exhibit Number		Description

	3.	1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.
	31.	1	Rule 13a-14(a) Certification of the Corporation's Chief Executive Officer
	31.	2	Rule 13a-14(a) Certification of the Corporation's Chief Financial Officer
	32.	1+	Section 1350 Certification of the Corporation's Chief Executive Officer
	32.	2+	Section 1350 Certification of the Corporation's Chief Financial Officer

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: July 26, 2006	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)