Form 10-Q
period 2006-09-30
CULLEN FROST BANKERS INC
filed 2006-10-25
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer - friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2006

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of October 19, 2006, there were 55,915,888 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest income:
Loans, including fees	$131,006	$93,071	$370,304	$254,103
Securities:
Taxable	32,404	30,137	99,159	91,965
Tax-exempt	2,822	2,710	8,342	7,833
Interest-bearing deposits	61	49	153	100
Federal funds sold and resell agreements	10,114	4,231	24,027	9,380

Total interest income	176,407	130,198	501,985	363,381

Interest expense:
Deposits	42,277	20,502	109,959	52,659
Federal funds purchased and repurchase agreements	8,353	4,557	23,008	10,825
Junior subordinated deferrable interest debentures	4,439	3,796	12,845	10,938
Subordinated notes payable and other borrowings	2,812	2,058	8,239	5,493

Total interest expense	57,881	30,913	154,051	79,915

Net interest income	118,526	99,285	347,934	283,466
Provision for possible loan losses	1,711	2,725	10,750	7,300

Net interest income after provision for possible loan losses	116,815	96,560	337,184	276,166

Non-interest income:
Trust fees	15,962	14,463	47,460	43,294
Service charges on deposit accounts	19,301	20,173	57,974	59,002
Insurance commissions and fees	7,204	7,389	22,323	22,192
Other charges, commissions and fees	6,558	6,135	20,668	17,008
Net gain (loss) on securities transactions	-	-	(1)	-
Other	10,871	9,894	32,495	32,330

Total non-interest income	59,896	58,054	180,919	173,826

Non-interest expense:
Salaries and wages	48,743	41,818	142,312	122,272
Employee benefits	10,882	9,973	35,492	32,325
Net occupancy	8,964	8,111	25,909	22,863
Furniture and equipment	6,553	6,202	19,212	17,929
Intangible amortization	1,293	1,050	3,957	3,699
Other	26,505	24,838	76,448	72,841

Total non-interest expense	102,940	91,992	303,330	271,929

Income before income taxes	73,771	62,622	214,773	178,063
Income taxes	23,769	20,167	69,544	57,557

Net income	$50,002	$42,455	$145,229	$120,506

Earnings per common share:
Basic	$0.90	$0.81	$2.64	$2.32
Diluted	0.88	0.79	2.58	2.26

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	September 30,	December 31,	September 30,
	2006	2005	2005

Assets:
Cash and due from banks	$558,997	$873,015	$562,107
Interest-bearing deposits	2,279	6,438	2,773
Federal funds sold and resell agreements	1,016,650	1,033,975	785,625

Total cash and cash equivalents	1,577,926	1,913,428	1,350,505

Securities held to maturity, at amortized cost	10,625	12,701	13,685
Securities available for sale, at estimated fair value	2,770,409	3,059,111	2,667,684
Trading account securities	8,024	6,217	5,937
Loans, net of unearned discounts	6,516,256	6,085,055	5,709,519
Less: Allowance for possible loan losses	(85,667)	(80,325)	(77,117)

Net loans	6,430,589	6,004,730	5,632,402
Premises and equipment, net	202,717	182,356	175,012
Goodwill	246,957	168,983	100,404
Other intangible assets, net	21,117	14,903	10,302
Cash surrender value of life insurance policies	110,673	102,604	101,655
Accrued interest receivable and other assets	268,377	276,404	222,643

Total assets	$11,647,414	$11,741,437	$10,280,229

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,380,986	$3,484,932	$3,201,929
Interest-bearing deposits	5,889,462	5,661,462	5,080,871

Total deposits	9,270,448	9,146,394	8,282,800

Federal funds purchased and repurchase agreements	725,779	740,529	608,174
Subordinated notes payable and other borrowings	171,427	188,617	150,678
Junior subordinated deferrable interest debentures	229,898	226,805	226,805
Accrued interest payable and other liabilities	128,441	456,856	115,019

Total liabilities	10,525,993	10,759,201	9,383,476

Shareholders' Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 55,820,763 shares, 54,961,616 shares and 53,561,616 shares issued	558	550	536
Additional paid-in capital	324,534	279,627	216,966
Retained earnings	853,738	776,193	754,798
Accumulated other comprehensive income (loss), net of tax	(57,409)	(50,442)	(31,715)
Treasury stock, no shares, 478,881 shares and 905,097 shares, at cost	-	(23,692)	(43,832)

Total shareholders' equity	1,121,421	982,236	896,753

Total liabilities and shareholders' equity	$11,647,414	$11,741,437	$10,280,229

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30,

	2006	2005

Total shareholders' equity at beginning of period	$982,236	$822,395

Comprehensive income:
Net income	145,229	120,506
Other comprehensive income:
Change in unrealized gain/loss on securities available for sale of $(9,758) in 2006 and $(32,202) in 2005, net of reclassification adjustment of $1 in 2006 and tax effect of $(3,415) in 2006 and $(11,271) in 2005	(6,342)	(20,931)
Change in accumulated gain/loss on effective cash flow hedging derivatives of $(963) in 2006 net of tax effect of $(338)	(625)	-

Total other comprehensive income	(6,967)	(20,931)

Total comprehensive income	138,262	99,575

Stock option exercises (1,404,780 shares in 2006 and 1,044,595 shares in 2005)	37,270	25,286
Stock compensation expense recognized in earnings	7,030	1,333
Excess tax benefits related to stock compensation	14,563	8,279
Purchase of treasury stock (66,752 shares in 2006 and 311,928 shares in 2005)	(3,580)	(14,946)
Cash dividends ($0.98 per share in 2006 and $0.865 per share in 2005)	(54,360)	(45,169)

Total shareholders' equity at end of period	$1,121,421	$896,753

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2006	2005

Operating Activities:
Net income	$145,229	$120,506
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	10,750	7,300
Deferred tax expense (benefit)	(1,779)	1,227
Accretion of loan discounts	(7,593)	(4,827)
Securities premium amortization (discount accretion), net	(1,366)	(92)
Net (gain) loss on securities transactions	1	-
Depreciation and amortization	18,323	18,461
Origination of loans held for sale	(58,954)	(55,173)
Proceeds from sales of loans held for sale	59,171	57,183
Net gain on sale of loans held for sale and other assets	(1,633)	(2,375)
Stock-based compensation expense	7,030	1,333
Tax benefit from stock-based compensation arrangements	-	8,279
Excess tax benefits from stock-based compensation arrangements	(14,563)	-
Net proceeds from settlement of legal claims	-	(2,389)
Earnings on life insurance policies	(3,054)	(2,985)
Net change in:
Trading account securities	(1,807)	(1,266)
Accrued interest receivable and other assets	9,902	(15,187)
Accrued interest payable and other liabilities	(320,790)	(25,676)

Net cash from operating activities	(161,133)	104,319

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	2,069	3,020
Securities available for sale:
Purchases	(13,028,949)	(10,548,635)
Sales	25,689	2,289
Maturities, calls and principal repayments	13,351,918	10,803,857
Net change in loans	(141,303)	(545,756)
Net cash paid in acquisitions	(61,016)	-
Proceeds from sales of premises and equipment	202	36
Purchases of premises and equipment	(21,055)	(15,711)
Benefits received on life insurance policies	-	6,553
Proceeds from sales of repossessed properties	1,571	2,813

Net cash from investing activities	129,126	(291,534)

Financing Activities:
Net change in deposits	(257,529)	177,122
Net change in short-term borrowings	(20,669)	101,832
Principal payments on notes payable and other borrowings	(19,190)	(194)
Proceeds from stock option exercises	37,270	25,286
Excess tax benefits from stock-based compensation arrangements	14,563	-
Purchase of treasury stock	(3,580)	(14,946)
Cash dividends paid	(54,360)	(45,169)

Net cash from financing activities	(303,495)	243,931

Net change in cash and cash equivalents	(335,502)	56,716
Cash and equivalents at beginning of period	1,913,428	1,293,789

Cash and equivalents at end of period	$1,577,926	$1,350,505

Supplemental disclosures:
Cash paid for interest	$157,237	$81,529
Cash paid for income taxes	54,099	41,945

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (Table amounts are stated in thousands, except for share and per share amounts) Note 1 - Significant Accounting Policies

   Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout 12 Texas markets, including commercial and consumer banking services, as well as trust and investment management, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services.

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

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the additional minimum pension liability and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the nine months ended September 30, 2006 and 2005 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had comprehensive income of $99.1 million and $21.5 million for the three months ended September 30, 2006 and 2005. Comprehensive income during the three months ended September 30, 2006 included a $48.8 million net after-tax gain due to a decrease in the net unrealized loss on securities available for sale and a $344 thousand net after-tax decrease in the accumulated loss on effective cash flow hedging derivatives. Comprehensive income during the three months ended September 30, 2005 included a $20.9 million net after-tax loss due to an increase in the net unrealized loss on securities available for sale.

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

   Texas Community Bancshares, Inc. On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. ("TCB"), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price includes $31.1 million in cash and approximately $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Cullen/Frost and Frost Bank. As of September 30, 2006, the Corporation had a liability totaling $2.3 million related to TCB shares that have not yet been tendered for payment.

   Alamo Corporation of Texas. On February 28, 2006, the Corporation acquired Alamo Corporation of Texas ("Alamo") including its subsidiary, Alamo Bank of Texas, a privately-held bank holding company and bank located in the Rio Grande Valley of Texas. The Corporation purchased all of the outstanding shares of Alamo for approximately $87.8 million. The purchase price includes $87.0 million in cash and $834 thousand in acquisition-related costs. Alamo was fully integrated into Frost Bank during the second quarter of 2006.

   The total purchase prices paid for the acquisitions of TCB and Alamo were allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

	TCB	Alamo

Cash and cash equivalents	$27,595	$27,282
Securities available for sale	15,842	52,499
Loans, net	64,376	222,887
Premises and equipment, net	427	10,805
Core deposit intangible asset	3,762	6,410
Goodwill	19,864	58,943
Other assets	3,661	5,494
Deposits	(101,298)	(280,285)
Other borrowings	-	(11,012)
Other liabilities	(2,134)	(5,191)

	$32,095	$87,832

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

   Horizon Capital Bank. The Corporation previously reported the acquisition of Horizon Capital Bank ("Horizon"), a privately-held bank located in Houston, Texas in the 2005 Form 10-K. During 2006, the purchase price allocation was revised based on additional information related to the valuation of certain assets acquired and liabilities assumed. The revised total purchase price of $109.2 million includes $61.4 million of the Corporation's common stock (1.4 million shares), $46.9 million in cash and $996 thousand in acquisition-related costs primarily for professional fees. The purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is still preliminary and subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

   Summit Bancshares, Inc. On July 2, 2006, the Corporation and Summit Bancshares, Inc. ("Summit") entered into an Agreement and Plan of Merger (the "Merger Agreement") that provides for the merger of Summit with and into Cullen/Frost (the "Merger") and the subsequent merger of Summit Bank, a wholly-owned subsidiary of Summit, with and into The Frost National Bank, a wholly-owned subsidiary of Cullen/Frost.

   Under the terms of the Merger Agreement, the consideration for the Merger will consist of approximately 3.8 million shares (assuming the treasury stock method of accounting for options before giving effect to any exercises in outstanding options) of Cullen/Frost's common stock, par value $0.01 per share ("Cullen/Frost Common Stock"), and approximately $143.4 million in cash. The Merger is intended to constitute a "reorganization" for United States federal income tax purposes. Consummation of the Merger is subject to receipt of requisite regulatory approvals. The Corporation expects to consummate the Merger in the fourth quarter of 2006.

Note 3 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

September 30, 2006	December 31, 2005

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$9,625	$100	$11	$9,714	$11,701	$126	$25	$11,802
Other	1,000	-	14	986	1,000	-	12	988

Total	$10,625	$100	$25	$10,700	$12,701	$126	$37	$12,790

Securities Available for Sale:
U.S. Treasury	$94,925	$-	$494	$94,431	$84,897	$-	$588	$84,309
U.S. government agencies and corporations	2,412,945	3,354	48,922	2,367,377	2,710,445	6,632	40,974	2,676,103
States and political subdivisions	279,097	4,313	620	282,790	268,975	3,741	1,423	271,293
Other	25,811	-	-	25,811	27,406	-	-	27,406

Total	$2,812,778	$7,667	$50,036	$2,770,409	$3,091,723	$10,373	$42,985	$3,059,111

   Securities with a carrying value totaling $1.8 billion at September 30, 2006 and $2.1 billion at December 31, 2005 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

Three Months Ended September 30,	Nine Months Ended September 30,

2006	2005	2006	2005

Proceeds from sales	$-	$-	$25,689	$2,289
Gross realized gains	-	-	117	-
Gross realized losses	-	-	(118)	-

As of September 30, 2006, securities, with unrealized losses segregated by length of impairment, were as follows:

Less than 12 Months	More than 12 Months	Total

Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held to Maturity
U.S. government agencies and corporations	$2,548	$6	$479	$5	$3,027	$11
Other	-	-	986	14	986	14

Total	$2,548	$6	$1,465	$19	$4,013	$25

Available for Sale
U.S. Treasury	$9,966	$1	$84,465	$493	$94,431	$494
U.S. government agencies and corporations	956,691	7,190	1,224,606	41,732	2,181,297	48,922
States and political subdivisions	2,122	4	33,612	616	35,734	620

Total	$968,779	$7,195	$1,342,683	$42,841	$2,311,462	$50,036

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 4 - Loans

Loans were as follows:

September 30,	Percentage	December 31,	Percentage	September 30,	Percentage
2006	of Total	2005	of Total	2005	of Total

Commercial and industrial:
Commercial	$2,852,027	43.8%	$2,610,178	42.9%	$2,549,846	44.7%
Leases	165,465	2.5	148,750	2.4	134,119	2.3
Asset-based	46,387	0.7	41,288	0.7	45,618	0.8

Total commercial and industrial	3,063,879	47.0	2,800,216	46.0	2,729,583	47.8

Real estate:
Construction:
Commercial	607,749	9.4	590,635	9.7	498,762	8.7
Consumer	104,781	1.6	87,746	1.4	54,595	1.0
Land:
Commercial	352,775	5.4	301,907	5.0	242,490	4.2
Consumer	4,323	0.1	10,369	0.2	5,560	0.1
Commercial mortgages	1,494,114	22.9	1,409,811	23.2	1,334,096	23.4
1-4 family residential mortgages	97,453	1.5	95,032	1.5	72,002	1.3
Home equity and other consumer	470,088	7.2	460,941	7.6	439,367	7.7

Total real estate	3,131,283	48.1	2,956,441	48.6	2,646,872	46.4

Consumer:
Indirect	2,150	-	2,418	-	2,665	-
Student loans held for sale	53,428	0.8	51,189	0.8	63,966	1.1
Other	276,219	4.2	265,038	4.4	256,358	4.5
Other	19,188	0.3	27,201	0.5	26,344	0.5
Unearned discounts	(29,891)	(0.4)	(17,448)	(0.3)	(16,269)	(0.3)

Total loans	$6,516,256	100.0%	$6,085,055	100.0%	$5,709,519	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as eight other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2006, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2006 or December 31, 2005.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $30.0 million at September 30, 2006 and $33.2 million at December 31, 2005. Accruing loans past due more than 90 days totaled $7.9 million at September 30, 2006 and $7.9 million at December 31, 2005.

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

Impaired loans were as follows:

	September 30,	December 31,		September 30,
	2006	2005		2005

Balance of impaired loans with no allocated allowance	$8,204	$8,491		$9,058
Balance of impaired loans with an allocated allowance	15,518	17,520		19,462

Total recorded investment in impaired loans	$23,722	$26,011		$28,520

Amount of the allowance allocated to impaired loans	$6,672	$8,811		$9,881

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $23.9 million and $25.4 million during the three and nine months ended September 30, 2006 and $28.8 million and $27.8 million for the three and nine months ended September 30, 2005. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Balance at the beginning of the period	$85,552	$77,103	$80,325	$75,810
Provision for possible loan losses	1,711	2,725	10,750	7,300
Allowance for possible loan losses acquired	-	-	2,373	-
Net charge-offs:
Losses charged to the allowance	(3,437)	(4,106)	(13,798)	(10,361)
Recoveries of loans previously charged off	1,841	1,395	6,017	4,368

Net charge-offs	(1,596)	(2,711)	(7,781)	(5,993)

Balance at the end of the period	$85,667	$77,117	$85,667	$77,117

Note 6 - Goodwill and Other Intangible Assets

   Goodwill. Goodwill totaled $247.0 million at September 30, 2006 and $169.0 million at December 31, 2005. During the first nine months of 2006, the Corporation recorded goodwill totaling $78.8 million in connection with the acquisitions of TCB and Alamo. Additionally, goodwill recorded in connection with the acquisition of Horizon during the fourth quarter of 2005 was reduced $833 thousand as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed. See Note 2 - Mergers and Acquisitions.

   Other Intangible Assets. Other intangible assets totaled $21.1 million at September 30, 2006 including $18.2 million related to core deposits, $2.0 million related to customer relationships and $903 thousand related to non-compete agreements. Other intangible assets totaled $14.9 million at December 31, 2005 including $11.1 million related to core deposits, $2.4 million related to non-compete agreements and $1.4 million related to customer relationships. During the nine months ended September 30, 2006, the Corporation recorded core deposit intangibles totaling $10.2 million in connection with the acquisitions of TCB and Alamo. See Note 2 - Mergers and Acquisitions.

   Amortization expense related to intangible assets totaled $1.3 million and $4.0 million during the three and nine months ended September 30, 2006 and totaled $1.1 million and $3.7 million during the three and nine months ended September 30, 2005. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2006 is as follows:

Remainder of 2006					$1,261
2007					4,658
2008					3,733
2009					2,847
2010					2,242
Thereafter					6,376

					$21,117

Note 7 - Deposits

Deposits were as follows:

September 30,	Percentage		December 31,	Percentage	September 30,	Percentage
2006	of Total		2005	of Total	2005	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$3,092,177	33.4%	$2,945,366	32.2%	$2,721,812	32.9%
Correspondent banks	208,469	2.2	458,821	5.0	365,853	4.4
Public funds	80,340	0.9	80,745	0.9	114,264	1.4

Total non-interest-bearing demand deposits	3,380,986	36.5	3,484,932	38.1	3,201,929	38.7

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,255,776	13.5	1,320,781	14.4	1,190,342	14.4
Money market accounts	3,116,532	33.6	2,761,944	30.2	2,676,641	32.3
Time accounts under $100,000	513,573	5.5	431,741	4.7	390,625	4.7
Time accounts of $100,000 or more	627,159	6.8	534,151	5.9	504,822	6.1
Public funds	376,422	4.1	612,845	6.7	318,441	3.8

Total interest-bearing deposits	5,889,462	63.5	5,661,462	61.9	5,080,871	61.3

Total deposits	$9,270,448	100.0%	$9,146,394	100.0%	$8,282,800	100.0%

   At September 30, 2006 and December 31, 2005, interest-bearing public funds deposits included $97.8 million and $314.3 million in savings and interest checking accounts, $90.1 million and $84.4 million in money market accounts, $6.6 million and $6.1 million in time accounts under $100 thousand, and $181.9 million and $208.0 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $677.0 million at September 30, 2006 and $641.2 million at December 31, 2005.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $3.6 billion and $3.3 billion at September 30, 2006 and December 31, 2005.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $221.7 million at September 30, 2006 and $241.6 million at December 31, 2005. The Corporation had an accrued liability totaling $1.1 million at September 30, 2006 and $1.3 million at December 31, 2005 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $3.8 million and $11.3 million for the three and nine months ended September 30, 2006 and $3.3 million and $9.7 million for the three and nine months ended September 30, 2005. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2005. See the 2005 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

September 30, 2006
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,316,782	14.68%	$717,410	8.00%	N/A	N/A
Frost Bank	1,083,690	12.09	716,791	8.00	$895,989	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,111,115	12.39	358,704	4.00	N/A	N/A
Frost Bank	878,021	9.80	358,395	4.00	537,593	6.00
Leverage Ratio
Cullen/Frost	1,111,115	9.76	455,404	4.00	N/A	N/A
Frost Bank	878,021	7.72	454,908	4.00	568,634	5.00
	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

December 31, 2005
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,273,702	14.94%	$682,154	8.00%	N/A	N/A
Frost Bank	991,846	11.64	681,703	8.00	$852,129	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,043,377	12.24	341,077	4.00	N/A	N/A
Frost Bank	761,521	8.94	340,852	4.00	511,277	6.00
Leverage Ratio
Cullen/Frost	1,043,377	9.62	433,819	4.00	N/A	N/A
Frost Bank	761,521	7.03	433,269	4.00	541,586	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of September 30, 2006, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2006 and December 31, 2005 are presented in the following table. The estimated fair value of the subordinated debt interest rate swap and the interest rate floors on variable-rate loans are based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

September 30, 2006	December 31, 2005

Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$15,662	$175	$163,068	$1,513
Commercial loan/lease interest rate caps	-	-	4,810	41
Interest rate swaps related to subordinated notes	-	-	300,000	450

Interest rate derivatives designated as hedges of cash flows:
Interest rate floors on variable-rate loans	1,300,000	737	1,300,000	1,702

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	176,708	3,335	138,546	2,409
Commercial loan/lease interest rate swaps	176,708	(3,335)	138,546	(2,409)
Commercial loan/lease interest rate caps	17,500	9	19,375	24
Commercial loan/lease interest rate caps	17,500	(9)	19,375	(24)
Commercial loan/lease interest rate floors	17,500	19	19,375	53
Commercial loan/lease interest rate floors	17,500	(19)	19,375	(53)

The weighted-average receive and pay interest rates for interest rate swaps and the weighted-average strike rates for interest rate caps and floors outstanding at September 30, 2006 were as follows:

Weighted-Average

Interest Rate Paid	Interest Rate Received	Strike Rate

Interest rate swaps:
Commercial loan/lease interest rate swaps	4.67%	5.33%	-
Non-hedging interest rate swaps	5.61	5.61	-

Interest rate caps and floors:
Interest rate floors on variable-rate loans	-	-	6.00%
Non-hedging commercial loan/lease interest rate caps	-	-	6.00
Non-hedging commercial loan/lease interest rate floors	-	-	4.17

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $2.4 million at September 30, 2006. This credit exposure was primarily related to bank customers. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax loss on the floor contracts included in accumulated other comprehensive income totaled $905 thousand at September 30, 2006.

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

September 30, 2006	December 31, 2005

Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	30	$87	-	$-
Oil	Barrels	30	(79)	-	-
Natural gas	MMBTUs	760	1,180	130	267
Natural gas	MMBTUs	760	(1,166)	130	(261)

Commodity options:
Oil	Barrels	581	1,829	117	155
Oil	Barrels	581	(1,826)	117	(155)
Natural gas	MMBTUs	1,440	1,085	500	594
Natural gas	MMBTUs	1,440	(1,085)	500	(594)

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward and option contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward and option contracts were not significant at September 30, 2006 and December 31, 2005.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

Three Months Ended	Nine Months Ended
September 30,	September 30,

2006	2005	2006	2005

Weighted-average shares outstanding for basic earnings per share	55,440	52,345	55,043	51,963
Dilutive effect of stock options and non-vested stock awards	1,147	1,285	1,233	1,315

Weighted-average shares outstanding for diluted earnings per share	56,587	53,630	56,276	53,278

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

   As a result of applying the provisions of SFAS 123R during the three and nine months ended September 30, 2006, the Corporation recognized additional stock-based compensation expense related to stock options of $1.7 million, or $1.1 million net of tax, and $5.1 million, or $3.3 million net of tax. The increase in stock-based compensation expense related to stock options, resulted in a $0.02 decrease in both basic and diluted earnings per share during the three months ended September 30, 2006 and a $0.06 decrease in both basic and diluted earnings per share during the nine months ended September 30, 2006. Cash flows from financing activities for the nine months ended September 30, 2006 included $14.6 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities.

A combined summary of activity in the Corporation's active stock plans for the nine months ended September 30, 2006 is presented in the following table.

Stock Options Outstanding

Shares Available for Grant	Non-vested Stock Awards Outstanding	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2006	3,206,400	246,552	5,394,750	$34.61

Granted	(21,000)	-	21,000	56.83
Stock options exercised	-	-	(1,404,780)	26.53
Stock awards vested	-	(2,796)	-	-
Forfeited	67,806	(1,306)	(66,500)	46.45
Cancelled	(38,906)	-	-	-

Balance, September 30, 2006	3,214,300	242,450	3,944,470	37.49

   The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $12.80. The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006:

Risk-free interest rate	4.93%
Dividend yield	2.49
Market price volatility factor	0.23
Weighted-average expected life of options	5.1 Years

   Stock-based compensation expense totaled $2.3 million and $7.0 million during the three and nine months ended September 30, 2006 and $491 thousand and $1.3 million during the three and nine months ended September 30, 2005. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $8.9 million at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.5 years. Unrecognized stock-based compensation expense related to non-vested, non-option stock awards was $4.2 million at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.5 years.

   The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2005 as if the fair value method of SFAS 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested, non-option stock awards is amortized to expense over the related vesting periods.

			Three Months	Nine Months
			Ended	Ended
			September 30,	September 30,
			2005	2005

Net income, as reported			$42,455	$120,506
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects			319	866
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects			(1,250)	(3,779)

Pro forma net income			$41,524	$117,593

Earnings per share:
Basic - as reported			$0.81	$2.32
Basic - pro forma			0.79	2.26

Diluted - as reported			0.79	2.26
Diluted - pro forma			0.77	2.21

During the nine months ended September 30, 2006 and 2005, proceeds from stock option exercises totaled $37.3 million and $25.3 million. During the nine months ended September 30, 2006 and 2005, 1,404,780 shares and 1,044,595 shares, respectively, were issued in connection with stock option exercises. During the nine months ended September 30, 2006, 859,147 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 545,633 shares were issued from available treasury stock. During the nine months ended September 30, 2005, all shares issued in connection with stock option exercises and non-vested, non-option stock awards were issued from available treasury stock.

Note 13 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Expected return on plan assets, net of expenses	$(1,863)	$(1,752)	$(5,589)	$(5,256)
Interest cost on projected benefit obligation	1,795	1,692	5,385	5,076
Net amortization and deferral	749	536	2,247	1,608

Net periodic benefit cost	$681	$476	$2,043	$1,428

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $4.0 million through September 30, 2006. The Corporation does not expect to make any additional contributions during the remainder of 2006.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during either of the reported periods.

Note 14 - Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Current income tax expense	$23,816	$17,452	$71,323	$56,330
Deferred income tax expense (benefit)	(47)	2,715	(1,779)	1,227

Income tax expense as reported	$23,769	$20,167	$69,544	$57,557

Effective tax rate	32.2%	32.2%	32.4%	32.3%

   Net deferred tax assets totaled $59.5 million at September 30, 2006 and $57.4 million at December 31, 2005. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
September 30, 2006	$156,582	$26,044	$(4,204)	$178,422
September 30, 2005	139,224	21,720	(3,605)	157,339

Nine months ended:
September 30, 2006	$466,086	$74,937	$(12,170)	$528,853
September 30, 2005	405,164	62,291	(10,163)	457,292

Net income (loss):
Three months ended:
September 30, 2006	$47,109	$6,089	$(3,196)	$50,002
September 30, 2005	40,836	4,592	(2,973)	42,455

Nine months ended:
September 30, 2006	$138,557	$16,447	$(9,775)	$145,229
September 30, 2005	116,485	12,079	(8,058)	120,506

Note 16 - New Accounting Standards

Statements of Financial Accounting Standards

   SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation's financial statements.

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

SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation's financial statements.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)." SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Corporation will be required to recognize the funded status of its defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Corporation's financial statements beginning with the year ended after December 31, 2008. SFAS 158 is not expected to have a significant impact on the Corporation's financial statements.

Financial Accounting Standards Board Interpretations

   FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation's financial statements.

SEC Staff Accounting Bulletins

   Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by the Corporation after November 15, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2005, included in the 2005 Form 10-K. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or any future period.

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
w

Acquisitions and integration of acquired businesses. See the Corporation's Current Reports on Form 8-K filed with the SEC on July 3, 2006 and July 7, 2006 and the registration statements on Form S-4 and Form S-4/A filed with the SEC on August 15, 2006 and September 14, 2006.

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

Results of Operations

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005

Taxable-equivalent net interest income	$121,093	$119,309	$101,255	$355,119	$288,971
Taxable-equivalent adjustment	2,567	2,341	1,970	7,185	5,505

Net interest income, as reported	118,526	116,968	99,285	347,934	283,466
Provision for possible loan losses	1,711	5,105	2,725	10,750	7,300

Net interest income after provision for possible loan losses	116,815	111,863	96,560	337,184	276,166
Non-interest income	59,896	60,265	58,054	180,919	173,826
Non-interest expense	102,940	100,194	91,992	303,330	271,929

Income before income taxes	73,771	71,934	62,622	214,773	178,063
Income taxes	23,769	23,384	20,167	69,544	57,557

Net income	$50,002	$48,550	$42,455	$145,229	$120,506

Net income per share - basic	$0.90	$0.88	$0.81	$2.64	$2.32
Net income per share - diluted	0.88	0.86	0.79	2.58	2.26
Dividends per share	0.34	0.34	0.30	0.98	0.865

Return on average assets	1.72%	1.70%	1.68%	1.70%	1.63%
Return on average equity	18.56	19.02	18.98	18.81	18.88

   Net income for the three and nine months ended September 30, 2006 increased $7.5 million, or 17.8%, and $24.7 million, or 20.5%, compared to the same periods in 2005. The increase during the three months ended September 30, 2006 was primarily the result of a $19.2 million increase in net interest income, a $1.8 million increase in non-interest income and a $1.0 million decrease in the provision for possible loan losses partly offset by an $10.9 million increase in non-interest expense and a $3.6 million increase in income tax expense. The increase during the nine months ended September 30, 2006 was primarily the result of a $64.5 million increase in net interest income and a $7.1 million increase in non-interest income partly offset by a $31.4 million increase in non-interest expense, a $3.5 million increase in the provision for possible loan losses and a $12.0 million increase in income tax expense.

   Net income for the third quarter of 2006 increased $1.5 million, or 3.0%, from the second quarter of 2006. The increase was primarily the result of a $1.6 million increase in net interest income and a $3.4 million decrease in the provision for possible loan losses offset by a $2.7 million increase in non-interest expense, a $369 thousand decrease in non-interest income and a $385 thousand increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 65.8% of total revenue during the first nine months of 2006. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2005 at 5.25% and increased 50 basis points in each of the four quarters to end the year at 7.25%. During the first nine months of 2006, the prime interest rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the period at 8.25%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2005 at 2.25%. During 2005, the federal funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%. During the first nine months of 2006, the federal funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the period at 5.25%.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a rising interest rate environment. Since 2004, there has been an upward trend in the prime interest rate and the federal funds rate. The Corporation does not currently expect this upward trend to continue in the foreseeable future; however, there can be no assurance to that effect as changes in market interest rates are dependent upon a variety of factors that are beyond the Corporation's control. Further analysis of the components of the Corporation's net interest margin is presented below.

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

	Third Quarter	Third Quarter	First Nine
	2006 vs.	2006 vs.	Months 2006 vs.
	Third Quarter	Second Quarter	First Nine
	2005	2006	Months 2005

Due to changes in average volumes	$15,895	$790	$47,594
Due to changes in average interest rates	3,943	(322)	18,554
Due to difference in the number days in each of the comparable periods	-	1,316	-

Total change	$19,838	$1,784	$66,148

   Taxable-equivalent net interest income for the three and nine months ended September 30, 2006 increased $19.8 million, or 19.6%, and $66.1 million, or 22.9%, compared to the same periods in 2005. The increases primarily resulted from increases in the average volume of earning assets combined with increases in the net interest margin. The average volume of earning assets for the third quarter of 2006 increased $1.3 billion compared to the third quarter of 2005. Over the same time frame, the net interest margin increased 17 basis points from 4.52% in 2005 to 4.69% in 2006. The average volume of earning assets for the nine months ended September 30, 2006 increased $1.3 billion compared to the same period in 2005. Over the same time frame, the net interest margin increased 27 basis points from 4.41% in 2005 to 4.68% in 2006. The increases in the average volume of earning assets were due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The increases in the net interest margin were partly due to the increases in market interest rates discussed above. Additionally, the relative proportion of loans, which generally carry higher yields compared to other types of earning assets, increased from 62.3% of total average earning assets during the first nine months of 2005 to 64.3% of total average earning assets during the first nine months of 2006.

   Taxable-equivalent net interest income for the third quarter of 2006 increased $1.8 million, or 1.5%, from the second quarter of 2006. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the number of days in the third quarter. The average volume of earning assets for the third quarter of 2006 increased $90.5 million compared to the second quarter of 2006. Taxable-equivalent net interest income for the third quarter of 2006 included 92 days of interest accrual compared to 91 days for the second quarter of 2006. The additional day added approximately $1.3 million to taxable-equivalent net interest income during the third quarter of 2006. Excluding the impact of the additional day during the third quarter of 2006 results in an effective increase in taxable-equivalent net interest income of approximately $468 thousand compared to the second quarter of 2006. This effective increase was the result of the aforementioned increase in average earning assets partly offset by the impact of a decrease in the net interest margin. The net interest margin decreased one basis point from 4.70% in the second quarter of 2006 to 4.69% in the third quarter of 2006.

   The average volume of loans, the Corporation's primary category of earning assets, increased $1.0 billion during the first nine months of 2006 compared to the same period in 2005. The average yield on loans was 7.70% during the first nine months of 2006 compared to 6.25% during the same period in 2005. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during the first nine months of 2006 compared to the first nine months of 2005. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average volume of securities increased $48.7 million during the first nine months of 2006 compared to the same period in 2005. The average yield on securities was 4.97% during the first nine months of 2006 compared to 4.82% during the first nine months of 2005. Average federal funds sold and resell agreements during the first nine months of 2006 increased $235.5 million compared to the same period in 2005. The average yield on federal funds sold and resell agreements was 4.98% during the first nine months of 2006 compared to 3.02% during the first nine months of 2005.

   Average deposits increased $1.1 billion during the first nine months of 2006 compared to the same period in 2005. The increase in the average volume of deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). Average interest-bearing deposits for the first nine months of 2006 increased $725.1 million compared to the same period in 2005. The ratio of average interest-bearing deposits to total average deposits was 63.6% for the first nine months of 2006 compared to 63.4% during the first nine months of 2005. The average cost of interest-bearing deposits and total deposits was 2.55% and 1.62% during the first nine months of 2006 compared to 1.40% and 0.89% during the first nine months of 2005. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.75% during the first nine months of 2006 compared to 3.85% during the first nine months of 2005. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $1.7 million and $10.8 million for the three and nine months ended September 30, 2006 compared to $2.7 million and $7.3 million for the three and nine months ended September 30, 2005. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005

Trust fees	$15,962	$15,744	$14,463	$47,460	$43,294
Service charges on deposit accounts	19,301	19,566	20,173	57,974	59,002
Insurance commissions and fees	7,204	6,144	7,389	22,323	22,192
Other charges, commissions and fees	6,558	8,196	6,135	20,668	17,008
Net loss on securities transactions	-	-	-	(1)	-
Other	10,871	10,615	9,894	32,495	32,330

Total	$59,896	$60,265	$58,054	$180,919	$173,826

   Total non-interest income for the three and nine months ended September 30, 2006 increased $1.8 million, or 3.2%, and $7.1 million, or 4.1%, compared to the same periods in 2005. Total non-interest income for the third quarter of 2006 decreased $369 thousand, or 0.6%, compared to the second quarter of 2006. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and nine months ended September 30, 2006 increased $1.5 million, or 10.4%, and $4.2 million, or 9.6%, compared to the same periods in 2005. Investment fees are the most significant component of trust fees, making up approximately 69% and 70% of total trust fees for the first nine months of 2006 and 2005, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The $1.5 million increase in trust fee income during the three months ended September 30, 2006 compared to the same period in 2005 was primarily the result of increases in investment fees (up $769 thousand), oil and gas trust management fees (up $344 thousand) and real estate fees (up $260 thousand). The $4.2 million increase in trust fee income during the nine months ended September 30, 2006 compared to the same period in 2005 was primarily the result of increases in investment fees (up $2.3 million), oil and gas trust management fees (up $1.1 million), estate fees (up $356 thousand) and custody fees (up $317 thousand). The increases in investment fees were primarily due to higher equity valuations during first nine months of 2006 compared to the same period in 2005 and growth in overall trust assets and the number of trust accounts. The increases in oil and gas trust management fees were partly due to increased market prices, new production and new lease bonuses.

   Trust fee income for the third quarter of 2006 increased $218 thousand, or 1.4% compared to the second quarter of 2006. Increases in investment fees (up $645 thousand), real estate fees (up $249 thousand), financial consulting fees (up $128 thousand) and oil and gas trust management fees (up $125 thousand) were partially offset by decreases in tax fees (down $815 thousand) which are seasonally higher during the second quarter.

   At September 30, 2006, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (43.8% of trust assets), equity securities (38.5% of trust assets) and cash equivalents (11.2% of trust assets). The estimated fair value of trust assets was $22.6 billion (including managed assets of $8.9 billion and custody assets of $13.7 billion) at September 30, 2006, compared to $18.1 billion (including managed assets of $8.3 billion and custody assets of $9.8 billion) at December 31, 2005 and $18.2 billion (including managed assets of $8.3 billion and custody assets of $9.9 billion) at September 30,2005.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2006 decreased $872 thousand, or 4.3%, and $1.0 million, or 1.7%, compared to the same periods in 2005. The decrease during the three months ended September 30, 2006 compared to the same period in 2005 was primarily related to service charges on commercial accounts (down $1.0 million) and consumer accounts (down $117 thousand) partly offset by increases in overdraft/insufficient funds charges on commercial accounts (up $146 thousand). The decrease during the nine months ended September 30, 2006 compared to the same period in 2005 was primarily related to service charges on commercial accounts (down $2.9 million) and consumer accounts (down $452 thousand) partly offset by increases in overdraft/insufficient funds charges on consumer accounts (up $1.6 million) and commercial accounts (up $481 thousand). The decreases in service charges on commercial accounts were primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates have trended upwards since the first quarter of 2005, deposit balances have become more valuable and are yielding a higher earnings credit rate relative to 2005. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees. The decrease in treasury management fees resulting from the higher earnings credit rate was partly offset by the additional fees from an increase in billable services. The increases in overdraft/insufficient funds charges on both commercial and consumer accounts was partly the result of growth in deposit accounts.

   Service charges on deposit accounts for the third quarter of 2006 decreased $265 thousand, or 1.4%, compared to the second quarter of 2006. The decrease was primarily due to a decrease in service charges on commercial accounts (down $256 thousand) related to a higher earnings credit rate and overdraft/insufficient funds charges on consumer accounts (down $213 thousand) partly offset by an increase in overdraft/insufficient funds charges on commercial accounts (up $197 thousand).

   Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2006 decreased $185 thousand, or 2.5%, and increased $131 thousand, or 0.6%, compared to the same periods in 2005. The decrease for the three months ended September 30, 2006 was primarily related to lower commission income (down $155 thousand). The increase for the nine months ended September 30, 2006 was primarily related to higher commission income (up $355 thousand) partly offset by a decrease in contingent commissions (down $223 thousand).

   Insurance commissions and fees include contingent commissions totaling $3.1 million during the nine months ended September 30, 2006 and $3.3 million during the nine months ended September 30, 2005. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.7 million and $2.8 million during the nine months ended September 30, 2006 and 2005. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $348 thousand and $530 thousand during the nine months ended September 30, 2006 and 2005.

   Insurance commissions and fees for the third quarter of 2006 increased $1.1 million, or 17.3%, compared to the second quarter of 2006. The increase was primarily related to higher commission income (up $1.6 million) due to normal variation in the timing of renewals and in the market demand for insurance products. The increase in commission income was partly offset by a decrease in contingent commissions (down $493 thousand).

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2006 increased $423 million, or 6.9%, and $3.7 million, or 21.5%, compared to the same periods in 2005. The increase during the three months ended September 30, 2006 was primarily related to an increase in investment banking fees related to corporate advisory services (up $1.1 million) and commission income related to the sale of money market accounts (up $289 thousand). These increases were partially offset by decreases in the realization of deferred loan commitment fees (down $686 thousand), letter of credit fees (down $278 thousand) and commission income related to the sale of annuities (down $259 thousand). The increase during the nine months ended September 30, 2006 was primarily related to an increase in investment banking fees related to corporate advisory services (up $3.6 million) and increases in commission income related to the sale of money market accounts (up $531 thousand) and mutual funds (up $416 thousand). These increases were partially offset by decreases in the realization of deferred loan commitment fees (down $1.3 million) and letter of credit fees (down $439 thousand). During the second quarter of 2006, the Corporation recognized investment banking fees related to corporate advisory services totaling $2.8 million, which was primarily related to a single transaction. During the third quarter of 2006, the Corporation recognized investment banking fees related to corporate advisory services totaling $1.3 million, which was primarily related to two transactions. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

   Other charges, commissions and fees for the third quarter of 2006 decreased $1.6 million, or 20%, compared to the second quarter of 2006. The decrease was primarily due to the aforementioned investment banking fees related to corporate advisory services recognized in the second quarter.

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $25.7 million and $2.3 million during the nine months ended September 30, 2006 and 2005. The Corporation realized a net loss of $1 thousand on the 2006 sales. No gain or loss was realized on the 2005 sales.

   Other Non-Interest Income. Other non-interest income increased $977 thousand, or 9.9%, during the three months ended September 30, 2006 compared to the same period in 2005. Contributing to the increase during the three months ended September 30, 2006 were increases in income from check card usage (up $759 thousand) and earnings on cashier's check balances (up $386 thousand), among other things. The impact of these increases was partly offset by a decrease in income from securities trading activities (down $249 thousand) as well as decreases in various other categories of non-interest income.

   Other non-interest income increased $165 thousand, or 0.5%, during the nine months ended September 30, 2006 compared to the same period in 2005. During the second quarter of 2005, the Corporation realized $2.4 million in income from the net proceeds from the settlement of legal claims against certain former employees who were employed within the employee benefits line of business in the Austin region of Frost Insurance Agency. Also during 2005, the Corporation recognized $2.0 million ($1.7 million in the first quarter and $294 thousand in the second quarter) in income related to a distribution received from the sale of the PULSE EFT Association whereby the Corporation and other members of the Association received distributions based in part upon each member's volume of transactions through the PULSE network. Excluding the income related to these items during the nine months ended September 30, 2005, other non-interest income for the nine months ended September 30, 2006 increased $4.5 million, or 16.3%, compared to the same period in 2005. Contributing to the effective increase during the nine months ended September 30, 2006 were increases in income from check card usage (up $2.1 million), earnings on cashier's check balances (up $1.3 million), mineral interest income (up $295 thousand) and income from securities trading activities (up $255 thousand).

   Other non-interest income for the third quarter of 2006 increased $256 thousand, or 2.4%, compared to the second quarter of 2006. Contributing to the increase were increases in income from check card usage (up $118 thousand) and mineral interest income (up $115 thousand), as well as increases in various other categories of non-interest income. Other non-interest income during the third quarter of 2006 also included approximately $165 thousand in income related to a settlement. The impact of these increases was partly offset by a decrease in income from securities trading activities (down $302 thousand) as well as decreases in various other categories of non-interest income.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005

Salaries and wages	$48,743	$47,463	$41,818	$142,312	$122,272
Employee benefits	10,882	11,434	9,973	35,492	32,325
Net occupancy	8,964	8,512	8,111	25,909	22,863
Furniture and equipment	6,553	6,357	6,202	19,212	17,929
Intangible amortization	1,293	1,358	1,050	3,957	3,699
Other	26,505	25,070	24,838	76,448	72,841

Total	$102,940	$100,194	$91,992	$303,330	$271,929

   Total non-interest expense for the three and nine months ended September 30, 2006 increased $10.9 million, or 11.9%, and $31.4 million, or 11.5%, compared to the same periods in 2005. Total non-interest expense for the third quarter of 2006 increased $2.7 million, or 2.7%, compared to the second quarter of 2006. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2006 increased $6.9 million, or 16.6%, and $20.0 million, or 16.4%, compared to the same periods in 2005. The increases were primarily related to normal, annual merit increases and increases in headcount. The increases in headcount were primarily related to the acquisition of Horizon Capital Bank during the fourth quarter of 2005 and the acquisitions of Texas Community Bancshares and Alamo Corporation of Texas during the first quarter of 2006. Also, effective January 1, 2006, the Corporation began recognizing compensation expense related to stock options in connection with the adoption of a new accounting standard, as further discussed in Note 12 - Stock-Based Compensation. Stock-based compensation expense related to stock options and non-vested stock awards totaled $2.3 million and $7.0 million during the three and nine months ended September 30, 2006 compared to $491 thousand and $1.3 million during the three and nine months ended September 30, 2005.

   Salaries and wages expense for the third quarter of 2006 increased $1.3 million, or 2.7%, compared to the second quarter of 2006. The increase was partly related to normal, annual merit increases, an increase in headcount and an increase in the incentive compensation accrual. The increase was also partly due to increased commissions related to higher insurance revenues.

   Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2006 increased $909 thousand, or 9.1%, and $3.2 million, or 9.8%, compared to the same periods in 2005. The increase during the three months ended September 30, 2006 was primarily related to increases in medical insurance expense (up $259 thousand), payroll taxes (up $256 thousand), expenses related to the Corporation's 401(k) and profit sharing plans (up $231 thousand) and expenses related to the Corporation's defined benefit retirement and restoration plans (up $205 thousand). The increase during the nine months ended September 30, 2006 was primarily related to increases in payroll taxes (up $1.2 million), medical insurance expense (up $719 thousand), expenses related to the Corporation's defined benefit retirement and restoration plans (up $613 thousand) and expenses related to the Corporation's 401(k) and profit sharing plans (up $522 thousand). The increases in employee benefits expense for both the three and nine months ended September 30, 2006 compared to the same periods in 2005 were also partly the result of increases in headcount related to the acquisition of Horizon Capital Bank during the fourth quarter of 2005 and the acquisitions of Texas Community Bancshares and Alamo Corporation of Texas during the first quarter of 2006.

   Employee benefits expense for the third quarter of 2006 decreased $552 thousand, or 4.8%, compared to the second quarter of 2006. The decrease is primarily due to decreases in payroll taxes (down $350 thousand) and expenses related to the Corporation's 401(k) and profit sharing plans (down $124 thousand).

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

   Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2006 increased $853 thousand, or 10.5%, and $3.0 million, or 13.3%, compared to the same periods in 2005. The increase during the three months ended September 30, 2006 was primarily due to increases in depreciation expense related to buildings (up $173 thousand), property taxes (up $135 thousand), utilities expense (up $125 thousand) and a decrease in rental income (down $102 thousand) as well as increases in various other categories of occupancy expense. The increase during the nine months ended September 30, 2006 was primarily due to increases in utilities expense (up $726 thousand), lease expense (up $466 thousand), property taxes (up $434 thousand), depreciation expense related to buildings (up $418 thousand) and a decrease in rental income (down $293 thousand) as well as increases in various other categories of occupancy expense. These increases are partly related to the additional facilities added in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006 (see Note 2 - Mergers and Acquisitions).

   Net occupancy expense for the third quarter of 2006 increased $452 thousand, or 5.3%, compared to the second quarter of 2006. The increase is primarily due to increases in lease expense (up $258 thousand), utilities expense (up $196 thousand) and service contracts (up $102 thousand) partly offset by an increase in rental income (up $192 thousand).

   Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2006 increased $351 thousand, or 5.7%, and $1.3 million, or 7.2%, compared to the same periods in 2005. The increase during the three months ended September 30, 2006 was primarily related to increases in software maintenance expense (up $478 thousand), service contracts expense (up $327 thousand) and depreciation expense related to furniture and fixtures (up $173 thousand). The impact of these items was partially offset by a decrease in software amortization expense (down $641 thousand). The increase during the nine months ended September 30, 2006 was primarily related to increases in software maintenance expense (up $1.3 million), depreciation expense related to furniture and fixtures (up $824 thousand) and service contracts expense (up $628 thousand). The impact of these items was partially offset by a decrease in software amortization expense (down $1.7 million).

   Furniture and equipment expense for the third quarter of 2006 increased $196 thousand, or 3.1%, compared to the second quarter of 2006. The increase is primarily related to increases in service contracts expense (up $206 thousand) and software maintenance expense (up $183 thousand) partly offset by a decrease in depreciation expense related to furniture and fixtures (down $93 thousand).

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization totaled $1.3 million and $4.0 million for the three and nine months ended September 30, 2006 compared to $1.1 million and $3.7 million during the same periods in 2005 and $1.4 million during the second quarter of 2006. The increase in intangible amortization during 2006 compared to 2005 was primarily due to the amortization of new intangible assets acquired in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006 (see Note 2 - Mergers and Acquisitions and Note 6 - Goodwill and Other Intangible Assets).

   Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2006 increased $1.7 million, or 6.7%, and $3.6 million, or 5.0%, compared to the same periods in 2005. Components of the increase during the three months ended September 30, 2006 included professional service expense (up $1.2 million), write-downs of other real estate owned (up $758 thousand) and advertising/promotions expense (up $452 thousand), among other things. The increases in professional services expense and advertising/promotions expense were partly related to acquisitions and integration activities. The increase in these items was partly offset by a decrease in outside computer service expense (down $1.7 million). The reduction in outside computer services resulted as the Corporation is no longer outsourcing certain data processing functions. Other non-interest expense was also impacted by increased deferrals of expenses directly related to loan originations (up $463 thousand) in part due to loan growth.

   Components of the increase during the nine months ended September 30, 2006 included professional service expense (up $3.0 million), check card expense (up $959 thousand), travel expense (up $854 thousand), stationery printing and supplies (up $827 thousand), write-downs of other real estate owned (up $743 thousand) and meals and entertainment (up $705 thousand), among other things. The increase in these items was partly offset by a decrease in outside computer service expense outside computer service expense (down $4.8 million). Other non-interest expense was also impacted by increased deferrals of expenses directly related to loan originations ($1.4 million) in part due to loan growth.

   Total other non-interest expense for the third quarter of 2006 increased $1.4 million, or 5.7%, compared to the second quarter of 2006. Components of the increase included write-downs of other real estate owned (up $900 thousand), professional service expense (up $766 thousand) and advertising/promotions expenses (up $518 thousand), among other things. Components of other non-interest expense with significant decreases during the third quarter compared to the second quarter included travel expenses (down $196 thousand), donations (down $161 thousand) and director fees (down $148 thousand).

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

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005

Banking	$47,109	$46,291	$40,836	$138,557	$116,485
Financial Management Group	6,089	5,552	4,592	16,447	12,079
Non-Banks	(3,196)	(3,293)	(2,973)	(9,775)	(8,058)

Consolidated net income	$50,002	$48,550	$42,455	$145,229	$120,506

Banking

   Net income for the three and nine months ended September 30, 2006 increased $6.3 million, or 15.4%, and $22.1 million, or 19.0%, compared to the same periods in 2005. The increase during the three months ended September 30, 2006 was primarily the result of a $17.3 million increase in net interest income, a $1.0 million decrease in the provision for possible loan losses and a $104 thousand increase in non-interest income partly offset by a $9.1 million increase in non-interest expense and a $3.0 million increase in income tax expense. The increase during the nine months ended September 30, 2006 was primarily the result of a $59.6 million increase in net interest income and a $1.3 million increase in non-interest income partly offset by a $25.3 million increase in non-interest expense, a $3.5 million increase in the provision for possible loan losses and a $10.0 million increase in income tax expense.

   Net interest income for the three and nine months ended September 30, 2006 increased $17.3 million, or 17.4%, and $59.6 million, or 20.9%, from the comparable periods in 2005. The increases primarily resulted from growth in the average volume of earning assets combined with increases in the net interest margin which resulted, in part, from a general increase in market interest rates and an increase in the relative proportion of higher-yielding loans as a percentage of total average earning assets. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and nine months ended September 30, 2006 totaled $1.7 million and $10.7 million compared to $2.7 million and $7.2 million for the same periods in 2005. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three and nine months ended September 30, 2006 increased $104 thousand, or 0.3%, and $1.3 million, or 1.1%, compared to the same periods in 2005. The increase during the nine months ended September 30, 2006 was primarily due to increases in other charges, commissions and fees partly offset by decreases in service charges on deposit accounts and other non-interest income. See the analysis of other charges, commissions and fees, service charges on deposit accounts and other non-interest income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and nine months ended September 30, 2006 increased $9.1 million, or 12.0%, and $25.3 million, or 11.2%, compared to the same periods in 2005. The increases were primarily related to increases in salaries and wages, employee benefits expense, net occupancy expense, furniture and equipment expense and other non-interest expnese. Combined, salaries and wages and employee benefits increased $6.9 million and $20.0 million during the three and nine months ended September 30, 2006 compared to the same periods in 2005. These increases were primarily the result of normal, annual merit increases, increases in headcount, increases in expenses related to the Corporation's employee benefit plans, medical insurance and stock-based compensation. The increases in net occupancy expense were due to an increase in lease expense, utilities and depreciation expense related to buildings. The increases in furniture and equipment expense were primarily due to increases in software maintenance expense, depreciation expense related to furniture and fixtures and service contracts expense. The increases in net occupancy expense and furniture and equipment expense are partly related to the additional facilities added in connection with recent acquisitions during the fourth quarter of 2005 and the first quarter of 2006 (see Note 2 - Mergers and Acquisitions). See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $7.2 million and $22.4 million during the three and nine months ended September 30, 2006 and $7.4 million and $22.3 million during the three and nine months ended September 30, 2005. Insurance commission revenues decreased $184 thousand, or 2.5%, and increased $139 thousand, or 0.6%, during the three months and nine months ended September 30, 2006 compared to the same period in 2005. The decrease during the three months ended September 30, 2006 is primarily related to lower commission income (down $155 thousand) and contingent commission income (down $29 thousand). The increases during the nine months ended September 30, 2006 is primarily related to higher commission income (up $362 thousand) partly offset by a decrease in contingent commission income (down $223 thousand). See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three and nine months ended September 30, 2006 increased $1.5 million and $4.4 million compared to the same periods in 2005. The increase during the three months ended September 30, 2006 was primarily due to a $2.6 million increase in net interest income and a $1.7 million increase in non-interest income offset by a $2.0 million increase in non-interest expense and a $817 thousand increase in income tax expense. The increase during the nine months ended September 30, 2006 was primarily due to a $6.7 million increase in net interest income and a $5.9 million increase in non-interest income offset by a $6.0 million increase in non-interest expense and a $2.3 million increase in income tax expense.

   Net interest income for the three and nine months ended September 30, 2006 increased $2.6 million, or 71.9%, and $6.7 million, or 70.9% from the comparable periods in 2005. The increases resulted from an increase in the average volume of repurchase agreements combined with an increase in average market interest rates, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three and nine months ended September 30, 2006 increased $1.7 million, or 9.4%, and $5.9 million, or 11.2% from the comparable periods in 2005. The increase during the three months ended September 30, 2006 was primarily due to increases in trust fees (up $1.5 million). The increase during the nine months ended September 30, 2006 was primarily due to increases in trust fees (up $4.3 million), other charges, commissions and fees (up $973 thousand) and other income (up $611 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 69% and 70% of total trust fees for the first nine months of 2006 and 2005, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees in the first nine months of 2006 compared to the same period in 2005 primarily due to higher equity valuations during the first nine months of 2006 compared to the same period in 2005 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increases in other charges, commissions and fees during the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to increases in commission income related to the sales of money market accounts, mutual funds and annuity products. The increase in other income during the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to increases in earnings on cashier's check balances and income from securities trading activities.

   Non-interest expense for the three and nine months ended September 30, 2006 increased $2.0 million, or 13.7%, and $6.0 million, or 13.7%, compared to the same periods in 2005. The increase during the three months ended September 30, 2006 was primarily due to an increase in salaries and wages and employee benefits (up $1.1 million on a combined basis) and other non-interest expense (up $937 thousand). The increase during the nine months ended September 30, 2006 was primarily due to salaries and wages and employee benefits (up $3.0 million on a combined basis) and an increase in other non-interest expense (up $3.0 million). The increase in salaries and wages and employee benefits was primarily the result of normal, annual merit increases and increases in expenses related to stock-based compensation and employee benefit plans. The increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The $223 thousand and $1.7 million increases in the net loss for the Non-Banks operating segment for the three and nine months ended September 30, 2006 compared to the same period in 2005 were primarily due to a decrease in net interest income due in part to the variable-rate junior subordinated deferrable interest debentures issued in February 2004. As market interest rates have increased, the Non-Banks segment has experienced a corresponding increase in interest cost related to this debt. Additionally, during 2006, the Corporation had added interest cost from the $3.1 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Alamo Corporation of Texas.

Income Taxes

   The Corporation recognized income tax expense of $23.8 million and $69.5 million, for effective tax rates of 32.2% and 32.4% for the three and nine months ended September 30, 2006 compared to $20.2 million and $57.6 million, for effective tax rates of 32.2% and 32.3% for the three and nine months ended September 30, 2005. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $11.4 billion for the nine months ended September 30, 2006 representing an increase of $1.5 billion, or 15.5%, compared to average assets for the same period in 2005. The increase was primarily reflected in earning assets, which increased $1.3 billion, or 14.8%, during the first nine months of 2006 compared to the first nine months of 2005. The increase was primarily due to a $1.0 billion, or 18.6%, increase in average loans. Total deposits averaged $9.1 billion for the first nine months of 2006, increasing $1.1 billion, or 14.1%, compared to the same period in 2005. Average interest-bearing accounts increased from 63.4% of average total deposits in 2005 to 63.6% of average total deposits in 2006. Growth in average loans and average deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). During the fourth quarter of 2005, the Corporation acquired loans totaling $323.1 million and deposits totaling $319.1 million in connection with the acquisition of Horizon Capital Bank. During the first quarter of 2006, the Corporation acquired loans totaling $289.6 million and deposits totaling $381.6 million in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas.

Loans

Loans were as follows as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

Commercial and industrial
Commercial	$2,852,027	$2,856,530	$2,756,506	$2,610,178	$2,549,846
Leases	165,465	155,489	158,881	148,750	134,119
Asset-based	46,387	42,798	41,948	41,288	45,618

Total commercial and industrial	3,063,879	3,054,817	2,957,335	2,800,216	2,729,583

Real estate:
Construction:
Commercial	607,749	562,935	610,084	590,635	498,762
Consumer	104,781	114,314	116,443	87,746	54,595
Land:
Commercial	352,775	357,177	330,321	301,907	242,490
Consumer	4,323	6,502	13,341	10,369	5,560
Commercial real estate mortgages	1,494,114	1,559,510	1,540,404	1,409,811	1,334,096
1-4 family residential mortgages	97,453	103,533	104,478	95,032	72,002
Home equity and other consumer	470,088	474,286	501,069	460,941	439,367

Total real estate	3,131,283	3,178,257	3,216,140	2,956,441	2,646,872

Consumer:
Indirect	2,150	2,364	2,614	2,418	2,665
Student loans held for sale	53,428	45,788	60,106	51,189	63,966
Other	276,219	279,919	273,880	265,038	256,358
Other	19,188	40,157	22,301	27,201	26,344
Unearned discount	(29,891)	(24,226)	(21,118)	(17,448)	(16,269)

Total	$6,516,256	$6,577,076	$6,511,258	$6,085,055	$5,709,519

   Loans totaled $6.5 billion at September 30, 2006, an increase of $431.2 million, or 7.1%, compared to December 31, 2005. During the first quarter of 2006, the Corporation acquired $289.6 million in loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding these acquired loans, total loans increased approximately $141.6 million, or 2.3%.

   The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $426.8 million, or 7.2% from December 31, 2005.

   The majority of the Corporation's loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.0% and 46.0% of total loans while real estate loans made up 48.1% and 48.6% of total loans at September 30, 2006 and December 31, 2005, respectively. Real estate loans include both commercial and consumer balances. Of the $289.6 million of loans acquired in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas, approximately 30.4% were commercial and industrial loans and approximately 63.2% were real estate loans.

   Commercial and industrial loans increased $263.7 million, or 9.4%, from $2.8 billion at December 31, 2005 to $3.1 billion at September 30, 2006. During the first quarter of 2006, the Corporation acquired approximately $88.1 million of commercial and industrial loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $345.0 million at September 30, 2006, increasing $13.4 million, or 4.0%, from $331.6 million at December 31, 2005. At September 30, 2006, 48.8% of outstanding purchased SNCs was related to the energy industry and 15.6% was related to the beer and liquor distribution industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, approximately 96.4% of the total outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $3.1 billion at September 30, 2006 increasing $174.8 million, or 5.9%, from $3.0 billion at December 31, 2005. Real estate loans include both commercial and consumer balances. During the first quarter of 2006, the Corporation acquired approximately $182.9 million of real estate loans in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $172.4 million, or 6.0%, from December 31, 2005. Commercial real estate loans totaled $2.5 billion at September 30, 2006 and represented 78.4% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

   The consumer loan portfolio as of September 30, 2006, including all consumer real estate, increased $35.7 million, or 3.7%, from December 31, 2005. During the first quarter of 2006, the Corporation acquired approximately $69.2 million of consumer loans (including consumer real estate loans totaling $50.8 million and consumer non-real estate loans totaling $18.4 million) in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $31.3 million, or 3.8%, from December 31, 2005.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

Consumer real estate:
Construction	$104,781	$114,314	$116,443	$87,746	$54,595
Land	4,323	6,502	13,341	10,369	5,560
Home equity loans	227,579	232,259	237,053	237,789	236,053
Home equity lines of credit	75,087	79,097	80,610	78,401	76,219
Other consumer real estate	167,422	162,930	183,406	144,751	127,095

Total real estate	579,192	595,102	630,853	559,056	499,522

Consumer non-real estate	276,219	279,919	273,880	265,038	256,358
Student loans held for sale	53,428	45,788	60,106	51,189	63,966
Indirect	2,150	2,364	2,614	2,418	2,665
1-4 family residential mortgages	97,453	103,533	104,478	95,032	72,002

Total	$1,008,442	$1,026,706	$1,071,931	$972,733	$894,513

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. The Corporation also discontinued originating 1-4 family residential mortgage loans and indirect consumer loans in 2000. The increase in 1-4 family residential mortgage loans at September 30, 2006 compared to December 31, 2005 was the result of loans acquired in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

Non-accrual loans:
Commercial and industrial	$22,864	$24,628	$26,770	$25,556	$27,110
Real estate	5,722	4,551	5,381	4,963	5,243
Consumer and other	1,459	1,645	1,876	2,660	2,079

Total non-accrual loans	30,045	30,824	34,027	33,179	34,432

Foreclosed assets:
Real estate	4,940	6,423	6,700	4,403	4,972
Other	31	38	66	1,345	1,422

Total foreclosed assets	4,971	6,461	6,766	5,748	6,394

Total non-performing assets	$35,016	$37,285	$40,793	$38,927	$40,826

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.54%	0.57%	0.63%	0.64%	0.71%
Total assets	0.30	0.33	0.35	0.33	0.40

Accruing past due loans:
30 to 89 days past due	$46,759	$30,790	$28,737	$32,908	$37,829
90 or more days past due	7,906	7,719	7,073	7,921	8,658

Total accruing loans past due	$54,665	$38,509	$35,810	$40,829	$46,487

Accruing past due loans as a percentage of total loans:
30 to 89 days past due	0.72%	0.47%	0.44%	0.54%	0.66%
90 or more days past due	0.12	0.12	0.11	0.13	0.15

	0.84%	0.59%	0.55%	0.67%	0.81%

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2006 and December 31, 2005, the Corporation had $34.0 million and $12.1 million in loans of this type that were not included in either of the non-accrual or 90 days past due loan categories. Of the total outstanding balance at September 30, 2006, approximately 68.3% was related to a customer that owns/manages student housing facilities, approximately 23.7% was related to a customer in the insurance industry and approximately 6.9% related to a customer that operates as a retailer of musical instruments. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing assets was approximately $541 thousand and $1.6 million for the three and nine months ended September 30, 2006, compared to $451 thousand and $1.3 million for the same periods in 2005.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005

Balance at beginning of period	$85,552	$84,142	$77,103	$80,325	$75,810

Provision for possible loan losses	1,711	5,105	2,725	10,750	7,300

Allowance for possible loan losses acquired	-	-	-	2,373	-

Charge-offs:
Commercial and industrial	(1,781)	(4,090)	(2,298)	(8,652)	(5,397)
Real estate	(14)	(219)	(105)	(308)	(350)
Consumer and other	(1,642)	(1,787)	(1,703)	(4,838)	(4,614)

Total charge-offs	(3,437)	(6,096)	(4,106)	(13,798)	(10,361)

Recoveries:
Commercial and industrial	715	964	280	2,299	1,607
Real estate	16	381	16	442	169
Consumer and other	1,110	1,056	1,099	3,276	2,592

Total recoveries	1,841	2,401	1,395	6,017	4,368

Net charge-offs	(1,596)	(3,695)	(2,711)	(7,781)	(5,993)

Balance at end of period	$85,667	$85,552	$77,117	$85,667	$77,117

Ratio of allowance for possible loan losses to:
Total loans	1.31%	1.30%	1.35%	1.31%	1.35%
Non-accrual loans	285.14	277.55	223.97	285.14	223.97
Ratio of annualized net charge-offs to average total loans	0.10	0.23	0.19	0.16	0.15

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

   The provision for possible loan losses totaled $1.7 million and $10.8 million for the three and nine months ended September 30, 2006, compared to $2.7 million and $7.3 million for the three and nine months ended September 30, 2005. The increase in the provision for possible loan losses for the nine months ended September 30, 2006 was primarily due to growth in the loan portfolio. The ratio of the allowance for possible loan losses to total loans at September 30, 2006 decreased one basis point from December 31, 2005 primarily due to the overall growth in the loan portfolio. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At September 30, 2006, shareholders' equity totaled $1.1 billion compared to $982.2 million at December 31, 2005 and $896.8 million at September 30, 2005. In addition to net income of $145.2 million, other significant changes in shareholders' equity during the first nine months of 2006 included $54.4 million of dividends paid, $37.3 million in proceeds from stock option exercises and the related tax benefits of $14.6 million, $7.0 million related to stock-based compensation and $3.6 million in treasury stock purchases. The accumulated other comprehensive loss component of shareholders' equity totaled $57.4 million at September 30, 2006 compared to $50.4 million at December 31, 2005. This fluctuation was primarily related to the after-tax effect of changes in the unrealized gain/loss on securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.30, $0.34 and $0.34 per common share during the first, second and third quarters of 2006 and quarterly dividends of $0.265, $0.30 and $0.30 per common share during the first, second and third quarters of 2005. This equates to a dividend payout ratio of 37.9% and 37.4% during the three and nine months ended September 30, 2006 and 37.2% and 37.5% during the three and nine months ended September 30, 2005.

   The Corporation has maintained several stock repurchase plans authorized by the Corporation's board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, during 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. No shares were repurchased during 2006. Over the life of the plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million. Also see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation's bank subsidiaries. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation's bank subsidiaries to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent the Corporation's bank subsidiaries from paying normal dividends to Cullen/Frost. At September 30, 2006, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $232.5 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at September 30, 2006.

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

   The Corporation's operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation's tangible book value and net income per common share may occur in connection with any future transaction. As more fully discussed in Note 2 - Mergers and Acquisitions, on July 2, 2006, the Corporation entered into agreement to acquire Summit Bancshares, Inc. The consideration for the merger will consist of approximately 3.8 million shares of Cullen/Frost's common stock and approximately $143.4 million in cash.

Recently Issued Accounting Pronouncements

See Note 16 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation's financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	September 30, 2006			September 30, 2005

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$4,332	$153	4.73%	$5,664	$100	2.37%
Federal funds sold and resell agreements	644,915	24,027	4.98	409,437	9,380	3.02
Securities:
Taxable	2,668,654	99,159	4.83	2,632,390	91,965	4.66
Tax-exempt	270,444	13,037	6.46	257,980	12,250	6.49

Total securities	2,939,098	112,196	4.97	2,890,370	104,215	4.82
Loans, net of unearned discounts	6,471,045	372,794	7.70	5,455,120	255,191	6.25

Total Earning Assets and Average Rate Earned	10,059,390	509,170	6.72	8,760,591	368,886	5.63
Cash and due from banks	618,172			579,685
Allowance for possible loan losses	(83,891)			(76,637)
Premises and equipment, net	197,342			173,405
Accrued interest and other assets	625,276			450,450

Total Assets	$11,416,289			$9,887,494

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,967,300			$2,568,291
Correspondent banks	287,456			297,635
Public funds	49,763			43,894

Total non-interest-bearing demand deposits	3,304,519			2,909,820
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,280,416	3,350	0.35	1,195,489	1,831	0.20
Money market deposit accounts	2,959,019	65,374	2.95	2,602,227	32,363	1.66
Time accounts	1,091,983	29,632	3.63	870,640	13,604	2.09
Public funds	432,073	11,603	3.59	370,041	4,861	1.76

Total interest-bearing deposits	5,763,491	109,959	2.55	5,038,397	52,659	1.40

Total deposits	9,068,010			7,948,217
Federal funds purchased and repurchase agreements	757,106	23,008	4.06	576,719	10,825	2.48
Junior subordinated deferrable interest debentures	229,230	12,845	7.47	226,805	10,938	6.43
Subordinated notes payable and other notes	150,000	7,380	6.56	150,000	5,458	4.85
Federal Home Loan Bank advances	25,715	859	4.46	781	35	6.02

Total Interest-Bearing Funds and Average
Rate Paid	6,925,542	154,051	2.97	5,992,702	79,915	1.78

Accrued interest and other liabilities	153,920			131,799

Total Liabilities	10,383,981			9,034,321
Shareholders' Equity	1,032,308			853,173

Total Liabilities and Shareholders' Equity	$11,416,289			$9,887,494

Net interest income		$355,119			$288,971

Net interest spread			3.75%			3.85%

Net interest income to total average earning assets			4.68%			4.41%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2006			June 30, 2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$4,680	$61	5.17%	$3,002	$35	4.66%
Federal funds sold and resell agreements	755,366	10,114	5.31	600,929	7,529	5.03
Securities:
Taxable	2,581,825	32,404	4.86	2,677,703	33,320	4.82
Tax-exempt	274,018	4,411	6.46	269,138	4,339	6.45

Total securities	2,855,843	36,815	5.01	2,946,841	37,659	4.97
Loans, net of unearned discounts	6,564,689	131,984	7.98	6,539,306	125,856	7.72

Total Earning Assets and Average Rate Earned	10,180,578	178,974	6.93	10,090,078	171,079	6.74
Cash and due from banks	580,673			588,212
Allowance for possible loan losses	(85,941)			(84,133)
Premises and equipment	202,770			201,826
Accrued interest and other assets	644,020			654,163

Total Assets	$11,522,100			$11,450,146

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,021,123			$2,994,617
Correspondent banks	239,895			259,399
Public funds	47,878			46,000

Total non-interest-bearing demand deposits	3,308,896			3,300,016
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,260,385	1,136	0.36	1,299,419	1,182	0.36
Money market deposit accounts	3,044,314	25,612	3.34	2,946,458	21,591	2.94
Time accounts	1,137,698	11,579	4.04	1,102,856	9,905	3.60
Public funds	386,750	3,950	4.05	419,927	3,896	3.72

Total interest-bearing deposits	5,829,147	42,277	2.88	5,768,660	36,574	2.54

Total deposits	9,138,043			9,068,676
Federal funds purchased and repurchase agreements	764,857	8,353	4.33	789,426	8,129	4.13
Junior subordinated deferrable interest debentures	229,898	4,439	7.72	229,898	4,298	7.48
Subordinated notes payable and other notes	150,000	2,558	6.82	150,000	2,482	6.62
Federal Home Loan Bank advances	22,187	254	4.54	25,510	287	4.51

Total Interest-Bearing Funds and Average
Rate Paid	6,996,089	57,881	3.29	6,963,494	51,770	2.98

Accrued interest and other liabilities	148,443			162,664

Total Liabilities	10,453,428			10,426,174
Shareholders' Equity	1,068,672			1,023,972

Total Liabilities and Shareholders' Equity	$11,522,100			$11,450,146

Net interest income		$121,093			$119,309

Net interest spread			3.64%			3.76%

Net interest income to total average earning assets			4.69%			4.70%

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2005

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,524	$49	3.51%
Federal funds sold and resell agreements	470,459	4,231	3.52
Securities:
Taxable	2,580,291	30,137	4.66
Tax-exempt	266,875	4,237	6.49

Total securities	2,847,166	34,374	4.83
Loans, net of unearned discounts	5,592,943	93,514	6.63

Total Earning Assets and Average Rate Earned	8,916,092	132,168	5.89
Cash and due from banks	569,901
Allowance for possible loan losses	(76,865)
Premises and equipment	174,477
Accrued interest and other assets	453,573

Total Assets	$10,037,178

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,628,248
Correspondent banks	288,919
Public funds	46,447

Total non-interest-bearing demand deposits	2,963,614
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,189,282	769	0.26
Money market deposit accounts	2,629,250	12,446	1.88
Time accounts	889,510	5,504	2.45
Public funds	343,680	1,783	2.06

Total interest-bearing deposits	5,051,722	20,502	1.61

Total deposits	8,015,336
Federal funds purchased and repurchase agreements	623,987	4,557	2.86
Junior subordinated deferrable interest debentures	226,805	3,796	6.69
Subordinated notes payable and other notes	150,000	2,043	5.45
Federal Home Loan Bank advances	717	15	8.37

Total Interest-Bearing Funds and Average
Rate Paid	6,053,231	30,913	2.03

Accrued interest and other liabilities	132,847

Total Liabilities	9,149,692
Shareholders' Equity	887,486

Total Liabilities and Shareholders' Equity	$10,037,178

Net interest income		$101,255

Net interest spread			3.86%

Net interest income to total average earning assets			4.52%

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

   As of September 30, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.0% and 3.3%, respectively, relative to the base case (whereby interest rates do not fluctuate) over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 4.7%, respectively, relative to the base case (whereby interest rates do not fluctuate) over the next 12 months. As of September 30, 2005, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.0% and 4.0%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 5.1%, respectively, relative to the base case over the next 12 months. The projected negative variance in net interest income resulting from the hypothetical 200 basis point decrease in interest rates decreased from 5.1% as of September 30, 2005 to 4.7% as of September 30, 2006 partly due to the interest rate floors on variable-rate loans purchased during the fourth quarter of 2005. See Note 10 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances in any of the reported periods. As of September 30, 2006, the effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 0.03% positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 0.03% negative variance in net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended September 30, 2006.

Maximum
Number of Shares
					Total Number of	That May Yet Be
					Shares Purchased	Purchased Under
			Total Number of	Average Price	as Part of Publicly	the Plan at the
Period			Shares Purchased	Paid Per Share	Announced Plan	End of the Period

July 1, 2006 to July 31, 2006			-	$-	-	-
August 1, 2006 to August 31, 2006			-	-	-	-
September 1, 2006 to September 30, 2006			151 (1)	58.84	-	-

Total			151	$58.84	-

(1)	Repurchases of shares made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: October 25, 2006	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)