Form 10-K
period 2006-12-31
CULLEN FROST BANKERS INC
filed 2007-02-02
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $3.0 billion.

As of January 26, 2007, there were 59,862,627 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 26, 2007 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

The Corporation

Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2006, Cullen/Frost had consolidated total assets of $13.2 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.

The Corporation’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards, and safe, sound assets. The Corporation operates as a locally oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. The Corporation’s local market orientation is reflected in its regional management and regional advisory boards, which are comprised of local business persons, professionals and other community representatives, that assist the Corporation’s regional management in responding to local banking needs. Despite this local market, community-based focus, the Corporation offers many of the products available at much larger money-center financial institutions.

The Corporation serves a wide variety of industries including, among others, energy, manufacturing, services, construction, retail, telecommunications, healthcare, military and transportation. The Corporation’s customer base is similarly diverse. The Corporation is not dependent upon any single industry or customer.

The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. During 2006, the Corporation acquired Texas Community Bancshares, Inc. (Dallas market area), Alamo Corporation of Texas (Rio Grande Valley market area) and Summit Bancshares, Inc. (Ft. Worth market area). During 2005, the Corporation acquired Horizon Capital Bank (Houston market area). Details of these transactions are presented in Note 2 — Mergers and Acquisitions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

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

Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost

The New Galveston Company

Incorporated under the laws of Delaware, The New Galveston Company is a wholly owned second-tier financial holding company and bank holding company, which directly owns all of Cullen/Frost’s banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust I, Cullen/Frost Capital Trust II, Alamo Corporation of Texas Trust I and Summit Bancshares Statutory Trust I.

Cullen/Frost Capital Trust I, Cullen/Frost Capital Trust II, Alamo Corporation of Texas Trust I and Summit Bancshares Statutory Trust I

Cullen/Frost Capital Trust I (“Trust I”) and Cullen/Frost Capital Trust II (“Trust II”) are Delaware statutory business trusts formed in 1997 and 2004, respectively, for the purpose of issuing $100.0 million and $120.0 million, respectively, in trust preferred securities and lending the proceeds to Cullen/Frost. Alamo Corporation of Texas Trust I (“Alamo Trust”) is a Delaware statutory trust formed in 2002 for the purpose of issuing $3.0 million in trust preferred securities. Alamo Trust was acquired by Cullen/Frost through the acquisition of Alamo Corporation of Texas on February 28, 2006. Summit Bancshares Statutory Trust I (“Summit Trust”) is a Delaware statutory trust formed in 2004 for the purpose of issuing $12.0 million in trust preferred securities. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares on December 8, 2006. Cullen/Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

Trust I, Trust II, Alamo Trust and Summit Trust (collectively referred to as the “Capital Trusts”) are variable interest entities (VIEs) for which the Corporation is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” In accordance with FIN 46R, which was implemented in the fourth quarter of 2003, the accounts of the Capital Trusts are not included in the Corporation’s consolidated financial statements. Prior to the fourth quarter of 2003, the financial statements of Trust I were included in the consolidated financial statements of the Corporation because Cullen/Frost owns all of the outstanding common equity securities of the Trust. See the Corporation’s accounting policy related to consolidation in Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

Despite the fact that the accounts of the Capital Trusts are not included in the Corporation’s consolidated financial statements, the $235.0 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $235.0 million in trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital. The Corporation expects to redeem the $100 million in trust preferred securities issued by Trust I during the first quarter of 2007. As a result of the anticipated redemption, the Corporation expects to incur approximately $5.3 million in expense related to the prepayment penalty and the write-off of unamortized debt issuance costs. See Note 9 — Borrowed Funds and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

The Frost National Bank

The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through more than 100 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2006, Frost Bank had consolidated total assets of $13.2 billion and total deposits of $10.5 billion and was one of the largest commercial banks headquartered in the State of Texas.

Significant services offered by Frost Bank include:

•	Commercial Banking. Frost Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing, as well as commercial leasing and treasury management services.

•	Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities, and brokerage services.

•	International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (generally only in U.S. dollars), making loans (in U.S. dollars only), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.

•	Correspondent Banking. Frost Bank acts as correspondent for approximately 283 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•	Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2006, the estimated fair value of trust assets was $23.2 billion, including managed assets of $9.3 billion and custody assets of $13.9 billion.

•	Capital Markets — Fixed-Income Services. Frost Bank’s Capital Markets Division was formed to meet the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, and securities safekeeping and clearance.

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

Regulatory Agencies

Cullen/Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Cullen/Frost is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Cullen/Frost is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CFR,” and is subject to the rules of the NYSE for listed companies.

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

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”), which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

Dividends

The principal source of Cullen/Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and without adversely affecting its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $180.6 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2006. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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

The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

Cullen/Frost, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). Frost Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Cullen/Frost believes that, as of December 31, 2006, its bank subsidiary, Frost Bank, was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more — but that other U.S. banking organizations could elect but would not be required to apply. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The agencies previously had issued advance notices of proposed rulemaking on both proposals (in August 2003 regarding the A-IRB approach of BIS II for internationally active banking organizations and in October 2005 regarding BIS II).

The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

The Corporation is not an internationally active banking organization and has not made a determination as to whether it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Deposit Insurance

Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Frost Bank was not required to pay any deposit insurance premiums in 2006; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Corporation’s earnings, depending on the amount of the increase. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Frost Bank received a one-time assessment credit of $8.2 million that can be applied against future premiums, subject to certain limitations. During 2006, Frost Bank paid $1.2 million in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as Cullen/Frost’s bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Employees

At December 31, 2006, the Corporation employed 3,652 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

The names, ages as of December 31, 2006, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

T.C. Frost Senior Chairman of the Board and Director	79	Officer and Director of Frost Bank since 1950. Chairman of the Board of Cullen/Frost from 1973 to October 1995. Chief Executive Officer of Cullen/Frost from July 1977 to October 1997. Senior Chairman of Cullen/Frost from October 1995 to present.

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	60	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	46	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.

Phillip D. Green Group Executive Vice President, Chief Financial Officer	52	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to present.

David W. Beck President, Chief Business Banking Officer of Frost Bank	56	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.

Robert A. Berman Group Executive Vice President, Internet Financial Services of Frost Bank	44	Office of Frost Bank since January 1989. Group Executive Vice President, Internet Financial Services of Frost Bank from May 2001 to present.

Name and Position Held	Age	Recent Business Experience

Paul H. Bracher President, State Regions of Frost Bank	50	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to present.

Richard Kardys Group Executive Vice President, Executive Trust Officer of Frost Bank	60	Officer of Frost Bank since January 1977. Group Executive Vice President, Executive Trust Officer of Frost Bank from May 2001 to present.

Paul J. Olivier Group Executive Vice President, Consumer Banking of Frost Bank	54	Officer of Frost Bank since August 1976. Group Executive Vice President, Consumer Banking of Frost Bank from May 2001 to present.

William L. Perotti Group Executive Vice President, Chief Credit Officer and Chief Risk Officer of Frost Bank	49	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to present. Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Human Resources of Frost Bank	62	Officer of Frost Bank since January 1998. Senior Vice President, Human Resources of Frost Bank from July 2000 to October 2003. Group Executive Vice President, Human Resources of Frost Bank from October 2003 to present.

There are no arrangements or understandings between any executive officer of Cullen/Frost and any other person pursuant to which such executive officer was or is to be selected as an officer.

Available Information

Under the Securities Exchange Act of 1934, Cullen/Frost is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document Cullen/Frost files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Cullen/Frost files electronically with the SEC.

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

If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

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

As of December 31, 2006, approximately 81% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

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

The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas

The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates In A Highly Competitive Industry and Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates. Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which the Corporation currently operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

The Corporation Is Subject To Extensive Government Regulation and Supervision

The Corporation, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

During 2006, the Corporation acquired Texas Community Bancshares, Inc. (Dallas market area), Alamo Corporation of Texas (Rio Grande Valley market area) and Summit Bancshares, Inc. (Fort Worth market area). During 2005, the Corporation acquired Horizon Capital Bank (Houston market area). Details of these transactions are presented in Note 2 — Mergers and Acquisitions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

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

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact The Corporation’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

An Investment In The Corporation’s Common Stock Is Not An Insured Deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you could lose some or all of your investment.

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

The Corporation’s headquarters are located in downtown San Antonio, Texas. These facilities, which are owned by the Corporation, house the Corporation’s executive and primary administrative offices, as well as the principal banking headquarters of Frost Bank. The Corporation also owns or leases other facilities within its primary market areas in the regions of Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio. The Corporation considers its properties to be suitable and adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

The Corporation is subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2006 and 2005 the high and low intra-day sales prices per share of Cullen/Frost’s common stock as reported by the NYSE and the cash dividends declared per share.

	2006		2005
Sales Price Per Share	High	Low	High	Low

First quarter	$55.88	$52.34	$48.97	$43.87
Second quarter	58.49	52.04	47.99	41.90
Third quarter	59.55	54.48	50.60	47.07
Fourth quarter	58.67	53.09	56.43	47.33

Cash Dividends Per Share	2006	2005

First quarter	$0.30	$0.265
Second quarter	0.34	0.300
Third quarter	0.34	0.300
Fourth quarter	0.34	0.300

Total	$1.32	$1.165

As of December 31, 2006, there were 59,839,144 shares of the Corporation’s common stock outstanding held by 1,991 holders of record. The closing price per share of common stock on December 29, 2006, the last trading day of the Corporation’s fiscal year, was $55.82.

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

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2006, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 — Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Shares
	to be Issued Upon	Weighted-Average	Number of Shares
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants

Plans approved by shareholders	4,545,195	$41.19	2,386,025
Plans not approved by shareholders	—	—	—

Total	4,545,195	$41.19	2,386,025

Stock Repurchase Plans

The Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, during 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. No shares were repurchased during 2006. Over the life of the plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2006.

Maximum
Number of Shares
				Total Number of	That May Yet Be
				Shares Purchased	Purchased Under
	Total Number of		Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased		Paid Per Share	Announced Plans	End of the Period

October 1, 2006 to October 31, 2006	—		$—	—	—
November 1, 2006 to November 30, 2006	20,103	(1)	54.01	—	—
December 1, 2006 to December 31, 2006	—		—	—	—

Total	20,103		$54.01	—

(1)	Includes repurchases made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index. The graph assumes an investment of $100 on December 31, 2001 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns
on $100 Investment Made on December 31, 2001

	2001	2002	2003	2004	2005	2006
Cullen/Frost	$100.00	$108.60	$138.42	$169.61	$191.84	$204.22
S&P 500	100.00	77.95	100.27	111.15	116.60	134.97
S&P 500 Banks	100.00	99.19	124.76	137.65	133.75	155.08

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data (continued)

The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2006. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2006 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Consolidated Statements of Income
Interest income:
Loans, including fees	$502,657	$359,587	$249,612	$233,463	$265,514
Securities	144,501	131,943	135,035	125,778	120,221
Interest-bearing deposits	251	150	63	104	172
Federal funds sold and resell agreements	36,550	18,147	8,834	9,601	3,991

Total interest income	683,959	509,827	393,544	368,946	389,898
Interest expense:
Deposits	155,090	78,934	39,150	37,406	55,384
Federal funds purchased and repurchase agreements	31,167	16,632	5,775	4,059	5,359
Junior subordinated deferrable interest debentures	17,402	14,908	12,143	8,735	8,735
Subordinated notes payable and other borrowings	11,137	8,087	5,038	4,988	6,647

Total interest expense	214,796	118,561	62,106	55,188	76,125

Net interest income	469,163	391,266	331,438	313,758	313,773
Provision for possible loan losses	14,150	10,250	2,500	10,544	22,546

Net interest income after provision for possible loan losses	455,013	381,016	328,938	303,214	291,227
Non-interest income:
Trust fees	63,469	58,353	53,910	47,486	47,463
Service charges on deposit accounts	77,116	78,751	87,415	87,805	78,417
Insurance commissions and fees	28,230	27,731	30,981	28,660	25,912
Other charges, commissions and fees	28,105	23,125	22,877	22,522	21,446
Net gain (loss) on securities transactions	(1)	19	(3,377)	40	88
Other	43,828	42,400	33,304	28,848	27,643

Total non-interest income	240,747	230,379	225,110	215,361	200,969
Non-interest expense:
Salaries and wages	190,784	166,059	158,039	146,622	139,227
Employee benefits	46,231	41,577	40,176	38,316	34,614
Net occupancy	34,695	31,107	29,375	29,286	28,883
Furniture and equipment	26,293	23,912	22,771	21,768	22,597
Intangible amortization	5,628	4,859	5,346	5,886	7,083
Other	106,722	99,493	89,323	84,157	79,738

Total non-interest expense	410,353	367,007	345,030	326,035	312,142
Income from continuing operations before income taxes	285,407	244,388	209,018	192,540	180,054
Income taxes	91,816	78,965	67,693	62,039	57,821

Income from continuing operations	193,591	165,423	141,325	130,501	122,233
Loss from discontinued operations, net of tax	—	—	—	—	(5,247)

Net income	$193,591	$165,423	$141,325	$130,501	$116,986

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002

Per Common Share Data
Basic:
Income from continuing operations	$3.49	$3.15	$2.74	$2.54	$2.40
Net income	3.49	3.15	2.74	2.54	2.29
Diluted:
Income from continuing operations	3.42	3.07	2.66	2.48	2.33
Net income	3.42	3.07	2.66	2.48	2.23
Cash dividends declared and paid	1.32	1.165	1.035	0.94	0.875
Book value	23.01	18.03	15.84	14.87	13.72
Common Shares Outstanding
Period-end	59,839	54,483	51,924	51,776	51,295
Weighted-average shares — basic	55,467	52,481	51,651	51,442	51,001
Dilutive effect of stock compensation	1,175	1,322	1,489	1,216	1,422
Weighted-average shares — diluted	56,642	53,803	53,140	52,658	52,423
Performance Ratios
Return on average assets:
Income from continuing operations	1.67%	1.63%	1.47%	1.36%	1.46%
Net income	1.67	1.63	1.47	1.36	1.40
Return on average equity:
Income from continuing operations	18.03	18.78	17.91	17.78	18.77
Net income	18.03	18.78	17.91	17.78	17.96
Net interest income to average earning assets	4.67	4.45	4.05	3.98	4.58
Dividend pay-out ratio	37.91	37.18	38.06	37.15	38.24
Balance Sheet Data
Period-end:
Loans	$7,373,384	$6,085,055	$5,164,991	$4,590,746	$4,518,913
Earning assets	11,460,741	10,197,059	8,891,859	8,132,479	7,709,980
Total assets	13,224,189	11,741,437	9,952,787	9,672,114	9,536,050
Non-interest-bearing demand deposits	3,699,701	3,484,932	2,969,387	3,143,473	3,229,052
Interest-bearing deposits	6,688,208	5,661,462	5,136,291	4,925,384	4,399,091
Total deposits	10,387,909	9,146,394	8,105,678	8,068,857	7,628,143
Long-term debt and other borrowings	428,636	415,422	377,677	255,845	271,257
Shareholders’ equity	1,376,883	982,236	822,395	770,004	703,790
Average:
Loans	$6,523,906	$5,594,477	$4,823,198	$4,497,489	$4,536,999
Earning assets	10,202,981	8,968,906	8,352,334	8,011,081	6,961,439
Total assets	11,581,253	10,143,245	9,618,849	9,583,829	8,353,145
Non-interest-bearing demand deposits	3,334,280	3,008,750	2,914,520	3,037,724	2,540,432
Interest-bearing deposits	5,850,116	5,124,036	4,852,166	4,539,622	4,353,878
Total deposits	9,184,396	8,132,786	7,766,686	7,577,346	6,894,310
Long-term debt and other borrowings	405,752	387,612	363,386	264,428	275,136
Shareholders’ equity	1,073,599	880,640	789,073	733,994	651,273
Asset Quality
Allowance for possible loan losses	$96,085	$80,325	$75,810	$83,501	$82,584
Allowance for possible loan losses to period-end loans	1.30%	1.32%	1.47%	1.82%	1.83%
Net loan charge-offs	$11,110	$8,921	$10,191	$9,627	$12,843
Net loan charge-offs to average loans	0.17%	0.16%	0.20%	0.21%	0.28%
Non-performing assets	$57,749	$38,927	$39,116	$52,794	$42,908
Non-performing assets to:
Total loans plus foreclosed assets	0.78%	0.64%	0.76%	1.15%	0.95%
Total assets	0.44	0.33	0.39	0.55	0.45
Consolidated Capital Ratios
Tier 1 risk-based capital ratio	11.25%	12.24%	12.83%	11.41%	10.46%
Total risk-based capital ratio	13.43	14.94	15.99	15.01	14.16
Leverage ratio	9.56	9.62	9.18	7.83	7.25
Average shareholders’ equity to average total assets	9.27	8.68	8.20	7.66	7.80

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2006 and 2005. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2006
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$181,974	$176,407	$168,738	$156,840
Interest expense	60,745	57,881	51,770	44,400

Net interest income	121,229	118,526	116,968	112,440
Provision for possible loan losses	3,400	1,711	5,105	3,934
Non-interest income(1)	58,400	60,566	60,750	61,031
Non-interest expense	105,595	103,610	100,679	100,469

Income before income taxes	70,634	73,771	71,934	69,068
Income taxes	22,272	23,769	23,384	22,391

Net income	$48,362	$50,002	$48,550	$46,677

Net income per common share:
Basic	$0.85	$0.90	$0.88	$0.86
Diluted	0.84	0.88	0.86	0.83

	Year Ended December 31, 2005
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$146,446	$130,198	$120,260	$112,923
Interest expense	38,646	30,913	26,182	22,820

Net interest income	107,800	99,285	94,078	90,103
Provision for possible loan losses	2,950	2,725	2,175	2,400
Non-interest income(2)	56,553	58,054	57,733	58,039
Non-interest expense	95,078	91,992	89,450	90,487

Income before income taxes	66,325	62,622	60,186	55,255
Income taxes	21,408	20,167	19,502	17,888

Net income	$44,917	$42,455	$40,684	$37,367

Net income per common share:
Basic	$0.83	$0.81	$0.78	$0.72
Diluted	0.81	0.79	0.77	0.70

(1)	Includes net loss on securities transactions of $1 thousand during the first quarter of 2006.

(2)	Includes net gain on securities transactions of $19 thousand during the fourth quarter of 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Corporation

Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its wholly owned subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing services.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2006 and 2005 and results of operations for each of the years in the three-year period ended December 31, 2006. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. See Note 2 — Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

Net income totaled $193.6 million, or $3.42 diluted per common share, in 2006 compared to $165.4 million, or $3.07 diluted per common share, in 2005 and $141.3 million, or $2.66 diluted per common share, in 2004. Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2006	2005	2004

Taxable-equivalent net interest income	$479,138	$398,938	$337,102
Taxable-equivalent adjustment	9,975	7,672	5,664

Net interest income	469,163	391,266	331,438
Provision for possible loan losses	14,150	10,250	2,500
Non-interest income	240,747	230,379	225,110
Non-interest expense	410,353	367,007	345,030

Income before income taxes	285,407	244,388	209,018
Income taxes	91,816	78,965	67,693

Net income	$193,591	$165,423	$141,325

Earnings per common share:
Basic	$3.49	$3.15	$2.74
Diluted	3.42	3.07	2.66
Return on average assets	1.67%	1.63%	1.47%
Return on average equity	18.03	18.78	17.91

Net income for 2006 increased $28.2 million, or 17.0%, compared to 2005. The increase was primarily due to a $77.9 million increase in net interest income and a $10.4 million increase in non-interest income. The impact of these items was partly offset by a $43.3 million increase in non-interest expense, a $12.9 million increase in income tax expense and a $3.9 million increase in the provision for possible loan losses. Net income for 2005 increased $24.1 million, or 17.1%, compared to 2004. The increase was primarily due to a $59.8 million increase in net interest income and a $5.3 million increase in non-interest income. The impact of these items was partly offset by a $22.0 million increase in non-interest expense, an $11.3 million increase in income tax expense and a $7.8 million increase in the provision for possible loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.1% of total revenue during 2006. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2004 at 4.00% and increased 25 basis points at end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter and ended the year at 5.25%. During 2005, the prime interest rate increased 50 basis points in each of the four quarters to end the year at 7.25%. During 2006, the prime interest rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%. The federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner. It began 2004 at 1.00% and increased 25 basis points at the end of the second quarter, 50 basis points during the third quarter and 50 basis points during the fourth quarter to end the year at 2.25%. During 2005, the federal funds rate increased 50 basis points in each of the four quarters to end the year at 4.25%. During 2006, the federal funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%.

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

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented on pages 112 and 113 of this report.

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$155	$(54)	$101	$92	$(5)	$87
Federal funds sold and resell agreements	6,633	11,770	18,403	11,563	(2,250)	9,313
Securities:
Taxable	4,474	7,333	11,807	1,334	(5,956)	(4,622)
Tax-exempt	(58)	1,222	1,164	(394)	2,777	2,383
Loans	66,202	78,758	144,960	55,385	55,745	111,130

Total earning assets	77,406	99,029	176,435	67,980	50,311	118,291
Savings and interest checking	1,221	349	1,570	1,782	137	1,919
Money market deposit accounts	28,660	15,257	43,917	18,471	5,179	23,650
Time accounts	11,088	11,219	22,307	9,339	987	10,326
Public funds	6,033	2,329	8,362	3,708	181	3,889
Federal funds purchased and repurchase agreements	6,709	7,826	14,535	5,340	5,517	10,857
Junior subordinated deferrable interest debentures	2,209	285	2,494	1,724	1,040	2,764
Subordinated notes payable and other notes	2,365	—	2,365	2,652	—	2,652
Federal Home Loan Bank advances	22	663	685	(11)	409	398

Total interest-bearing liabilities	58,307	37,928	96,235	43,005	13,450	56,455

Changes in net interest income	$19,099	$61,101	$80,200	$24,975	$36,861	$61,836

Taxable-equivalent net interest income for 2006 increased $80.2 million, or 20.1%, compared to 2005. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin. The average volume of earning assets for 2006 increased $1.2 billion compared to 2005. Over the same time frame, the net interest margin increased 22 basis points from 4.45% in 2005 to 4.67% in 2006. The increase in the average volume of earning assets was due in part to recent acquisitions (see Note 2 — Mergers and Acquisitions). The increase in the net interest margin was primarily driven by an increase in the average yield on earning assets, which increased from 5.77% during 2005 to 6.76% during 2006. The increase in the average yield on earning assets was partly due to an increase in the relative proportion of loans, which generally carry higher yields compared to other types of earning assets. Loans increased from 62.4% of total average earning assets during 2005 to 63.9% of total average earning assets during 2006. The increase in the net interest margin was also partly due to the aforementioned increases in market interest rates.

Taxable-equivalent net interest income for 2005 increased $61.8 million, or 18.3%, compared to 2004. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin. The average volume of earning assets for 2005 increased $616.6 million compared to 2004. Over the same time frame, the net interest margin increased 40 basis points from 4.05% in 2004 to 4.45% in 2005. The increase in the net interest margin was primarily driven by an increase in the average yield on earning assets, which increased from 4.79% during 2004 to 5.77% during 2005. The increase in the average yield on earning assets was partly the result of the Corporation having a larger proportion of average earning assets invested in higher-

yielding loans during 2005 compared to 2004. The increase was also partly due to the aforementioned increases in market interest rates.

During 2004, the Corporation utilized dollar-roll repurchase agreement transactions to increase net interest income. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a “similar” security rather than the identical security initially sold. The Corporation funded investments in federal funds sold and resell agreements utilizing dollar-roll repurchase agreements. By doing this, the Corporation was able to capitalize on the spread between the yield earned on federal funds sold and resell agreements and the cost of the dollar-roll repurchase agreements. The spread had a positive effect on the dollar amount of net interest income, which increased by approximately $989 thousand during 2004 as a result of the dollar-roll transactions. However, because the funds were invested in lower yielding federal funds sold and resell agreements, the dollar-roll transactions had a negative impact on the Corporation’s net interest margin. The average volume of dollar-roll transactions totaled $92.3 million in 2004. The Corporation was not a party to any dollar-roll transactions during 2006 and 2005.

The average volume of loans, the Corporation’s primary category of earning assets, increased $929.4 million, or 16.6%, during 2006 compared to 2005 and increased $771.3 million, or 16.0%, during 2005 compared to 2004. The average yield on loans was 7.76% during 2006 compared to 6.46% during 2005 and 5.19% during 2004. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during both 2006 compared 2005 and 2005 compared to 2004. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average volume of securities increased $109.0 million in 2006 compared to 2005 and decreased $111.6 million in 2005 compared to 2004. The average yield on securities was 5.00% during 2006 compared to 4.84% during 2005 and 4.77% during 2004. The fluctuations in securities average balances during the comparable years were primarily in U.S. government agency securities and U.S. Treasury securities. The decline in the average volume of securities during 2005 was primarily due to the use of available funds to support loan growth. Average federal funds sold and resell agreements increased $197.3 million during 2006 compared to the 2005 and decreased $42.6 million during 2005 compared to 2004. The average yield on federal funds sold and resell agreements was 5.08% during 2006 compared to 3.48% during 2005 and 1.57% during 2004.

Average deposits increased $1.1 billion during 2006 compared to 2005 and $366.1 million in 2005 compared to 2004. The increase in the average volume of deposits during 2006 was due in part to recent acquisitions (see Note 2 — Mergers and Acquisitions). The increase in average deposits over the comparable years was primarily in interest-bearing deposits. Average interest-bearing deposits increased $726.1 million during 2006 compared to 2005 and $271.9 million during 2005 compared to 2004. The ratio of average interest-bearing deposits to total average deposits was 63.7% during 2006 compared to 63.0% in 2005 and 62.5% in 2004. The average cost of interest-bearing deposits and total deposits was 2.65% and 1.69% during 2006 compared to 1.54% and 0.97% during 2005 and 0.81% and 0.50% during 2004. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates. Additionally, the relative proportion of lower-cost savings and interest checking to total interest-bearing deposits has trended downward during the comparable periods.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.70% in 2006 compared to 3.83% in 2005 and 3.72% in 2004. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $14.2 million in 2006 compared to $10.3 million in 2005 and $2.5 million in 2004. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	2006	2005	2004

Trust fees	$63,469	$58,353	$53,910
Service charges on deposit accounts	77,116	78,751	87,415
Insurance commissions and fees	28,230	27,731	30,981
Other charges, commissions and fees	28,105	23,125	22,877
Net gain (loss) on securities transactions	(1)	19	(3,377)
Other	43,828	42,400	33,304

Total	$240,747	$230,379	$225,110

Total non-interest income for 2006 increased $10.4 million, or 4.5%, compared to 2005 while total non-interest income for 2005 increased $5.3 million, or 2.3%, compared to 2004. Changes in the various components of non-interest income are discussed in more detail below.

Trust Fees.  Trust fee income for 2006 increased $5.1 million, or 8.8%, compared to 2005 while trust fee income for 2005 increased $4.4 million, or 8.2%, compared to 2004. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees during the reported years. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increase in trust fee income during 2006 compared to 2005 was primarily the result of increases in investment fees (up $3.1 million), oil and gas trust management fees (up $994 thousand), custody fees (up $566 thousand) and estate fees (up $358 thousand). The increase in investment fees was primarily due to higher equity valuations during 2006 compared to 2005 and growth in overall trust assets and the number of trust accounts. The increase in oil and gas trust management fees was partly due to increased market prices, new production and new lease bonuses.

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

At December 31, 2006, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (42.3% of trust assets), equity securities (40.4% of trust assets) and cash equivalents (10.9% of trust assets). The estimated fair value of trust assets was $23.2 billion (including managed assets of $9.3 billion and custody assets of $13.9 billion) at December 31, 2006 compared to $18.1 billion (including managed assets of $8.3 billion and custody assets of $9.8 billion) at December 31, 2005 and $17.1 billion (including managed assets of $7.8 billion and custody assets of $9.3 billion) at December 31, 2004.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2006 decreased $1.6 million, or 2.1%, compared to 2005. The decrease was primarily related to service charges on commercial accounts (down $4.0 million) and consumer accounts (down $561 thousand) partly offset by increases in overdraft/insufficient funds charges on consumer accounts (up $1.8 million) and commercial accounts (up $620 thousand). The decrease in service charges on commercial accounts was primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates have trended upwards since the first quarter of 2004, deposit balances have become more valuable and have been yielding higher earnings credit rates relative to 2005. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees. The decrease in treasury management fees resulting from the higher earnings credit rate was partly offset by the additional fees from an increase in billable services. The increase in overdraft/insufficient funds charges on both commercial and consumer accounts was partly the result of growth in deposit accounts.

Service charges on deposit accounts for 2005 decreased $8.7 million, or 9.9%, compared to 2004. The decrease was primarily due to decreases in service charges on commercial accounts (down $7.7 million), service charges on consumer accounts (down $1.3 million) and overdraft/insufficient funds charges on commercial accounts (down $359 thousand). These decreases were partly offset by an increase in overdraft/insufficient funds charges on consumer accounts (up $567 thousand). The decrease in service charges on commercial accounts was primarily related to decreased treasury management fees resulting from higher earnings credit rates.

Insurance Commissions and Fees.  Insurance commissions and fees for 2006 increased $499 thousand, or 1.8%, compared to 2005. The increase was primarily related to higher commission income (up $770 thousand) partly offset by a decrease in contingent commissions (down $271 thousand).

Insurance commissions and fees for 2005 decreased $3.3 million, or 10.5%, compared to 2004. Commission revenues related to the employee benefits business in the Austin region decreased compared to 2004 (down $3.4 million) due to the loss of certain revenue-producing employees and related business. Revenues related to the affected line of business made up approximately 4.5% of the total insurance commissions and fees reported for 2005 compared to 16.2% for 2004. During the second quarter of 2005, the Corporation recognized income, which is included in other non-interest income in the accompanying consolidated statements of income, of $2.4 million related to the net proceeds from the settlement of legal claims against certain of the former employees. Property and casualty revenues in the Austin region were also negatively impacted in 2005 compared to 2004 (down $1.6 million) by the loss of certain revenue-producing employees during the second half of 2004 and early 2005. The decrease in revenues from the Austin region during 2005 was partly offset by the additional commission income (up $2.0 million in 2005) related to an insurance agency acquired in the Dallas region during the third quarter of 2004. Additional information related to the acquisition of the insurance agency is presented in Note 2 — Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

Insurance commissions and fees include contingent commissions totaling $3.1 million during 2006 compared to $3.4 million during 2005 and $3.1 million during 2004. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers. The carriers use several non-client specific factors to determine the amount of the contingency payments. Such factors include the aggregate loss performance of insurance policies previously placed and the volume of business, among other things. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.8 million during both 2006 and 2005 and $2.3 million during 2004. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $376 thousand, $584 thousand and $849 thousand during 2006, 2005 and 2004.

Other Charges, Commissions and Fees.  Other charges, commissions and fees for 2006 increased $5.0 million, or 21.5%, compared to 2005. The increase was primarily related to an increase in investment banking fees related to corporate advisory services (up $2.8 million) and increases in commission income related to the sale of money market accounts (up $846 thousand) and mutual funds (up $645 thousand). These increases were partially offset by decreases in letter of credit fees (down $616 thousand). During the second quarter of 2006, the Corporation recognized investment banking fees related to corporate advisory services totaling $2.8 million, which was primarily related to a single transaction. During the third quarter of 2006, the Corporation recognized investment banking fees related to corporate advisory services totaling $1.3 million, which was primarily related to two transactions. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

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

Net Gain/Loss on Securities Transactions.  During 2006, the Corporation realized a net loss on securities transactions of $1 thousand related to the sales of available-for-sale securities with an amortized cost totaling $26.9 million. During 2005, the Corporation realized a net gain on securities transactions of $19 thousand related to the sales of available-for-sale securities with an amortized cost totaling $19.8 million. During 2004, the Corporation realized a net loss on securities transactions of $3.4 million. During the third quarter of 2004, the Corporation sold $228.5 million (amortized cost) of callable U.S. government agency securities, which resulted in approximately $1.6 million of the net loss. After the sales, the Corporation had no callable U.S. government agency securities. The net loss on securities transactions also included a net loss of $1.7 million related to the sale of $366.4 million (amortized cost) of securities during the first quarter of 2004. This portion of the net loss was primarily related to $176.3 million (amortized cost) of securities sold in connection with a restructuring of the Corporation’s securities portfolio.

Other Non-Interest Income.  Other non-interest income increased $1.4 million, or 3.4%, in 2006 compared to 2005. During 2005, the Corporation realized $2.4 million in income from the net proceeds from the settlement of legal claims against certain former employees who were employed within the employee benefits line of business in the Austin region of Frost Insurance Agency. Also during 2005, the Corporation recognized $2.0 million in income related to a distribution received from the sale of the PULSE EFT Association whereby the Corporation and other members of the Association received distributions based in part upon each member’s volume of transactions through the PULSE network. Excluding the income related to these items during 2005, other non-interest income for 2006 increased $5.8 million, or 15.3%, compared to 2005. Contributing to the effective increase during 2006 were increases in income from check card usage (up $2.7 million), earnings on cashier’s check balances (up $1.5 million), income from securities trading activities (up $521 thousand) and mineral interest income (up $462 thousand).

Other non-interest income increased $9.1 million, or 27.3%, in 2005 compared to 2004. The increase was impacted by the recognition of the aforementioned $2.4 million settlement and $2.0 million in PULSE EFT distributions. Also contributing to the increase were increases in income from check card usage (up $2.0 million), lease rental income (up $1.1 million), earnings on cashier’s check balances (up $1.1 million) and gains realized on sales of student loans (up $822 thousand). The impact of these items was partly offset by decreases in mineral interest income (down $499 thousand) and income from securities trading activities (down $356 thousand). Also, during 2004, other non-interest income included $1.1 million in non-recurring income related to the termination and settlement of an operational contract.

Non-Interest Expense

The components of non-interest expense were as follows:

	2006	2005	2004

Salaries and wages	$190,784	$166,059	$158,039
Employee benefits	46,231	41,577	40,176
Net occupancy	34,695	31,107	29,375
Furniture and equipment	26,293	23,912	22,771
Intangible amortization	5,628	4,859	5,346
Other	106,722	99,493	89,323

Total	$410,353	$367,007	$345,030

Total non-interest expense for 2006 increased $43.3 million, or 11.8%, compared to 2005 while total non-interest expense for 2005 increased $22.0 million, or 6.4%, compared to 2004. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages.  Salaries and wages expense for 2006 increased $24.7 million, or 14.9%, compared to 2005. The increase was partly related to normal, annual merit increases and an increase in headcount. The increase in headcount was primarily related to the acquisition of Horizon Capital Bank (Horizon) during the fourth quarter of 2005, the acquisitions of Texas Community Bancshares (TCB) and Alamo Corporation of Texas (Alamo) during the first quarter of 2006 and the acquisition of Summit Bancshares (Summit) during the fourth quarter of 2006. Also, effective January 1, 2006, the Corporation began recognizing compensation expense related to stock options in connection with the adoption of a new accounting standard, as further discussed in Note 13 — Employee Benefit Plans. Stock-based compensation expense related to stock options and non-vested stock awards totaled $9.2 million during 2006 compared to $2.0 million during 2005.

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

Employee Benefits.  Employee benefits expense for 2006 increased $4.7 million, or 11.2%, compared to 2005. The increase was primarily related to increases in medical insurance expense (up $1.8 million), payroll taxes (up $1.4 million), expenses related to the Corporation’s defined benefit retirement and restoration plans (up $796 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (up $718 thousand). The increase in employee benefits expense for 2006 was also partly the result of increases in headcount related to the acquisition of Horizon during the fourth quarter of 2005, the acquisitions of TCB and Alamo during the first quarter of 2006 and the acquisition of Summit during the fourth quarter of 2006.

Employee benefits expense for 2005 increased $1.4 million, or 3.5%, compared to 2004. The increase was primarily due to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $1.0 million) and payroll taxes (up $595 thousand), partly offset by a decrease in expense related to the Corporation’s defined benefit retirement and restoration plans (down $328 thousand).

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. Employee benefits expense related to the defined benefit retirement and restoration plans totaled $2.7 million in 2006, $1.9 million in 2005 and $2.3 million in 2004. Future expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets.

For additional information related to the Corporation’s employee benefit plans, see Note 13 — Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.

Net Occupancy.  Net occupancy expense for 2006 increased $3.6 million, or 11.5%, compared to 2005. The increase was primarily related to increases in utilities expenses (up $739 thousand), property taxes (up $591 thousand), depreciation expense related to buildings (up $586 thousand) and in lease expense (up $565 thousand), as well as increases in various other categories of occupancy expense. These increases were partly related to the additional facilities added in connection with recent acquisitions during the fourth quarter of 2005 and the first and fourth quarters of 2006 (see Note 2 — Mergers and Acquisitions).

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

Furniture and Equipment.  Furniture and equipment expense for 2006 increased $2.4 million, or 10.0%, compared to 2005. The increase was primarily due to increases in software maintenance (up $1.9 million), depreciation expense related to furniture and fixtures (up $1.4 million) and service contracts expense (up $698 thousand). The impact of these items was partly offset by a decrease in software amortization expense (down $1.9 million). The increase in software maintenance and depreciation expense related to furniture and fixtures was partly due to management’s decision to no longer outsource certain data processing functions.

Furniture and equipment expense for 2005 increased $1.1 million, or 5.0%, compared to 2004. The increase was primarily due to increases in software maintenance (up $902 thousand) and depreciation expense related to furniture and fixtures (up $473 thousand) partly offset by a decrease in software amortization expense (down $265 thousand).

Intangible Amortization.  Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization totaled $5.6 million for 2006 compared to $4.9 million for 2005 and $5.3 million for 2004. Intangible amortization for 2006 increased $769 thousand, or 15.8%, compared to 2005 primarily due to the amortization of new intangible assets acquired in connection with recent acquisitions during the fourth quarter of 2005 and the first and fourth quarters of 2006 (see Note 2 — Mergers and Acquisitions and Note 7 — Goodwill and Other Intangible Assets).

Intangible amortization for 2005 decreased $487 thousand, or 9.1%, compared to 2004 primarily due to the completion of the amortization for certain intangible assets. The decrease was partly offset by additional amortization related to intangible assets recorded during the fourth quarter of 2005 in connection with the acquisition of Horizon (see Note 2 — Mergers and Acquisitions and Note 7 — Goodwill and Other Intangible Assets).

During 2005, the Corporation wrote-off certain customer relationship intangibles totaling $147 thousand and goodwill totaling $2.0 million in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency. Gross settlement proceeds of $4.5 million were reduced by the write-off of these assets in the determination of the $2.4 million net proceeds recognized in the settlement. See the analysis of other non-interest income in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Other Non-Interest Expense.  Other non-interest expense for 2006 increased $7.2 million, or 7.3%, compared to 2005. Components of the increase during 2006 included professional service expense (up $5.1 million), amortization of net deferred costs associated with unfunded loan commitments (up $2.2 million), check card expense (up $1.3 million), stationary, printing and supplies expense (up $1.1 million), travel expense (up $930 thousand), meals and entertainment expense (up $866 thousand) and write-downs of other real estate owned (up $743 thousand), among other things. The increases in professional services expense, stationary, printing and supplies expense, travel expense and meals and entertainment expense were partly related to acquisitions and integration activities. The increase in these items was partly offset by a decrease in outside computer service expense (down $6.3 million). The reduction in outside computer services resulted as the Corporation is no longer outsourcing certain data processing functions.

Other non-interest expense for 2005 increased $10.2 million, or 11.4%, compared to the same period in 2004. Significant components of the increase during 2005 included increases in professional service expense (up $2.5 million), advertising/promotions expense (up $1.7 million), donations (up $1.0 million), depreciation expense related to property leased to customers (up $852 thousand), travel expense (up $850 thousand), meals and entertainment expense (up $725 thousand) and stationary, printing and supplies expense (up $577 thousand). These expenses were partially offset by lower business development expense (down $399 thousand), bank service charges (down $256 thousand), property taxes on foreclosed assets (down $187 thousand), and federal reserve service charges (down $162 thousand).

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

	2006	2005	2004

Banking	$184,141	$159,177	$137,744
Financial Management Group	22,652	16,666	10,997
Non-Banks	(13,202)	(10,420)	(7,416)

Consolidated net income	$193,591	$165,423	$141,325

Banking

Net income for 2006 increased $25.0 million, or 15.7%, compared to 2005. The increase was primarily the result of a $71.8 million increase in net interest income and a $2.6 million increase in non-interest income partly offset by a $35.3 million increase in non-interest expense, a $10.3 million increase in income tax expenses and a $4.0 million increase in the provision for possible loan losses. Net income for 2005 increased $21.4 million, or 15.6%, compared to 2004. The increase was primarily the result of a $53.6 million increase in net interest income partly offset by a $15.5 million increase in non-interest expense, a $8.5 million increase in income taxes and a $7.7 million increase in the provision for possible loan losses.

Net interest income for 2006 increased $71.8 million, or 18.3%, compared to 2005 while net interest income for 2005 increased $53.6 million, or 15.8%, compared to 2004. The increases primarily resulted from growth in the average volume of earning assets combined with increases in the net interest margin which resulted, in part, from a general increase in market interest rates and an increase in the relative proportion of higher-yielding loans as a percentage of total average earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for 2006 totaled $14.2 million compared to $10.2 million in 2005 and $2.5 million in 2004. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for 2006 increased $2.6 million, or 1.6%, compared to 2005. The decrease was primarily due to increases in other charges, commissions and fees partly offset by a decrease in service charges on deposit accounts. Non-interest income for 2005 decreased $503 thousand, or 0.3%, compared to 2004. Non-interest income for 2004 included a $3.4 million net loss on securities transactions. Excluding the net loss, non-interest income would have decreased $3.9 million. This effective decrease was primarily due to decreases in service charges on deposit accounts and insurance commissions and fees partly offset by an increase in other non-interest income. See the analysis of service charges on deposit accounts, insurance commissions and fees and other non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for 2006 increased $35.3 million, or 11.6%, compared to 2005. The increase was primarily related to increases in salaries and wages, employee benefits expense, net occupancy expense, furniture and equipment expense and other non-interest expense. Combined, salaries and wages and employee benefits increased $24.7 million during 2006 compared to 2005. This increase was primarily the result of normal, annual merit increases, increases in headcount as well as increases in medical insurance expense, payroll taxes, expenses related to the Corporation’s employee benefit plans and stock-based compensation expense. Other non-interest expense increased $3.9 million, or 5.5%, primarily due to increases in professional service expenses, amortization of net deferred costs associated with unfunded loan commitments, check card expense, stationary, printing and supplies expense, travel expenses and meals and entertainment expense, among other things. These increases were partly offset by a decrease in outside computer service expense. The increase in net occupancy expense was primarily due to an increase in utilities expenses, property taxes, depreciation expense related to buildings and lease expense. The increase in furniture and equipment expense was primarily due to increases in software maintenance expense, depreciation expense related to furniture and fixtures and service contracts expense partly offset by a decrease in software amortization expense. The increases in net occupancy expense and furniture and equipment expense are partly related to the additional facilities added in connection with recent acquisitions during the fourth quarter of 2005 and the first and fourth quarters of 2006 (see Note 2 — Mergers and Acquisitions). See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

Frost Insurance Agency, which is included in the Banking segment, had gross commission revenues of $28.6 million in 2006 compared to $28.1 million in 2005 and $31.4 million in 2004. Insurance commission revenues increased $517 thousand, or 1.8%, during 2006 compared to 2005. The increase during 2006 compared to 2005 was primarily related to higher commission income (up $787 thousand) partly offset by a decrease in contingent commission income (down $270 thousand). Insurance commission revenues decreased $3.3 million, or 10.5%, during 2005 compared to 2004. The decrease during 2005 compared to 2004 was primarily the result of lower commissions in the Austin region due to the loss of certain revenue-producing employees and increased competition. The decrease in commissions in the Austin region was partly offset by additional commission income related to an insurance agency acquired in the Dallas region during the third quarter of 2004. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for 2006 increased $6.0 million, or 35.9%, compared to 2005. The increase was primarily due to a $8.6 million increase in net interest income and a $7.7 million increase in non-interest income partly offset by a $7.1 million increase in non-interest expense and a $3.2 million increase in income tax expense. Net income for 2005 increased $5.7 million, or 51.6%, compared to 2004. The increase was primarily due to a $9.0 million increase in net interest income and a $6.1 million increase in non-interest income partly offset by a $6.3 million increase in non-interest expense and a $3.1 million increase in income taxes.

Net interest income for 2006 increased $8.6 million, or 6.1% compared to 2005. Net interest income for 2005 increased $9.0 million, or 179.7% compared to 2004. The increases during both 2006 and 2005 resulted from increases in the average volume of repurchase agreements as well as increases in average market interest rates, which impacted the funds transfer price paid on FMG’s repurchase agreements.

Non-interest income for 2006 increased $7.7 million, or 10.9%, compared to 2005 while non-interest income for 2005 increased $6.1 million, or 9.5%, compared to 2004. The increases were primarily due to increases in trust fees (up $5.3 million in 2006 and $4.6 million in 2005).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for both 2006 and 2005 and 71% of total trust fees for 2004. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG has experienced an increasing trend in investment fees since 2004 primarily due to higher equity valuations and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for 2006 increased $7.1 million, or 12.1%, compared to 2005 while non-interest expense for 2005 increased $6.3 million, or 12.0%, compared to 2004. The increases were primarily due to increases in salaries and wages and employee benefits and other non-interest expense. The increases in salaries and wages and employee benefits (on a combined basis, up $4.0 million in 2006 and $2.4 million in 2005) were primarily the result of normal, annual merit increases, increases in headcount and increases in expenses related to stock-based compensation, payroll taxes, medical insurance and employee benefit plans. The increases in other non-interest expense (up $3.1 million in 2006 and $3.9 million in 2005) were primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

The net loss for the Non-Banks segment increased $2.8 million during 2006 compared to 2005. The increase was primarily due to a decrease in net interest income due in part to the variable-rate junior subordinated deferrable interest debentures issued in February 2004. As market interest rates have increased, the Non-Banks segment has experienced a corresponding increase in interest cost related to this debt. Additionally, during 2006, the Corporation had added interest cost from the $3.1 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Alamo in the first quarter and $12.4 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Summit in the fourth quarter.

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

Income Taxes

The Corporation recognized income tax expense of $91.8 million, for an effective tax rate of 32.2% for 2006 compared to $79.0 million, for an effective rate of 32.3%, in 2005 and $67.7 million, for an effective rate of 32.4%, in 2004. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $11.6 billion in 2006 compared to $10.1 billion in 2005 and $9.6 billion in 2004.

	2006	2005	2004

Sources of Funds:
Deposits:
Non-interest-bearing	28.8%	29.7%	30.3%
Interest-bearing	50.5	50.5	50.4
Federal funds purchased and repurchase agreements	6.6	6.0	5.9
Long-term debt and other borrowings	3.5	3.8	3.8
Other non-interest-bearing liabilities	1.3	1.3	1.4
Equity capital	9.3	8.7	8.2

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	56.3%	55.1%	50.1%
Securities	25.5	28.1	30.8
Federal funds sold, resell agreements and other interest-earning assets	6.3	5.2	5.9
Other non-interest-earning assets	11.9	11.6	13.2

Total	100.0%	100.0%	100.0%

Deposits continue to be the Corporation’s primary source of funding. Although trending down as a percentage of total funding sources, non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 36.3% of total average deposits in 2006 compared to 37.0% in 2005 and 37.5% in 2004. The decrease in the relative proportion of non-interest-bearing deposits to total deposits was partly due to decreases in average correspondent bank deposits (see related information regarding this decrease in the section captioned “Deposits” included elsewhere in this discussion). Federal funds purchased and repurchase agreements increased in relative proportion during 2006 in part due to a $167.5 million increase in repurchase agreements.

The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets. Average loans increased $929.4 million, or 16.6%, in 2006 compared to 2005 and $771.3 million, or 16.0%, in 2005 compared to 2004. The increase in 2006 and 2005 was partly due to the acquisition of $326.3 million in loans in connection with the acquisition of Horizon during the fourth quarter of 2005, $289.6 million in loans in connection with the acquisition of TCB and Alamo during the first quarter of 2006 and $824.5 million in loans in connection with the acquisition of Summit during the fourth quarter of 2006. Excluding the impact of the loans acquired in these acquisitions, average loans increased $379.0 million, or 6.9%, in 2006 compared to 2005. The increase in 2005 compared to 2004 was partly due to improved loan demand that appeared to be the result of improved economic conditions and the movement of business from other lenders to the Corporation. See additional information regarding the Corporation’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The relative proportion of funds invested in securities in 2006 decreased compared to 2005, while the relative proportion of funds invested in federal funds sold, resell agreements and other interest-earning assets increased as the Corporation chose to delay the reinvestment of funds in longer-term securities until more favorable investment yields became available. The relative proportion of funds invested in securities as well as federal funds sold, resell agreements and other interest-earning assets during 2005 compared to 2004 decreased in part to provide funding for loan growth.

Loans

Year-end loans were as follows:

		Percentage
	2006	of Total	2005	2004	2003	2002

Commercial and industrial:
Commercial	$3,229,570	43.8%	$2,610,178	$2,361,052	$2,081,631	$2,048,089
Leases	174,075	2.4	148,750	114,016	77,909	57,642
Asset-based	33,856	0.4	41,288	34,687	36,683	49,819

Total commercial and industrial	3,437,501	46.6	2,800,216	2,509,755	2,196,223	2,155,550
Real estate:
Construction:
Commercial	649,140	8.8	590,635	419,141	349,152	315,340
Consumer	114,142	1.5	87,746	37,234	23,399	45,152
Land:
Commercial	407,055	5.5	301,907	215,148	178,022	158,271
Consumer	5,394	0.1	10,369	3,675	5,169	8,231
Commercial mortgages	1,766,469	24.0	1,409,811	1,185,431	1,102,138	1,050,957
1-4 family residential mortgages	125,294	1.7	95,032	86,098	113,756	179,077
Home equity and other consumer	508,574	6.9	460,941	387,864	292,255	276,429

Total real estate	3,576,068	48.5	2,956,441	2,334,591	2,063,891	2,033,457
Consumer:
Indirect	3,475	0.1	2,418	3,648	8,358	25,262
Student loans held for sale	47,335	0.6	51,189	63,568	58,280	43,430
Other	310,752	4.2	265,038	247,025	246,173	245,760
Other	27,703	0.4	27,201	21,819	28,962	23,295
Unearned discount	(29,450)	(0.4)	(17,448)	(15,415)	(11,141)	(7,841)

Total	$7,373,384	100.0%	$6,085,055	$5,164,991	$4,590,746	$4,518,913

Overview.  Loans totaled $7.4 billion at December 31, 2006 increasing $1.3 billion, or 21.2%, compared to December 31, 2005. During 2006, the Corporation acquired $1.1 billion in loans in connection with the acquisitions of TCB, Alamo and Summit. Excluding these acquired loans, total loans increased $174.2 million, or 2.9%.

The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $1.3 billion, or 21.2% from December 31, 2005.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.6% and 46.0% of total loans while real estate loans made up 48.5% and 48.6% of total loans at December 31, 2006 and 2005, respectively. Real estate loans include both commercial and consumer balances. Of the $1.1 billion of loans acquired in connection with the acquisition of TCB, Alamo and Summit, approximately 33% were commercial and industrial loans and approximately 62% were real estate loans.

Loan Origination/Risk Management.  The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2006, approximately 60% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Corporation may originate from time to time, the Corporation generally requires the borrower to have had an existing relationship with the Corporation and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Commercial and Industrial Loans.  Commercial and industrial loans increased $637.3 million, or 22.8% from $2.8 billion at December 31, 2005 to $3.4 billion at December 31, 2006. During 2006, the Corporation acquired approximately $363 million of commercial and industrial loans in connection with the acquisitions of TCB, Alamo and Summit. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.

Industry Concentrations.  As of December 31, 2006 and 2005, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2006 and 2005:

	2006	2005

Industry concentrations:
Energy	8.0%	7.3%
Medical services	5.7	5.6
Building construction	4.4	3.9
Services	4.1	3.6
General and specific trade contractors	3.5	3.0
Public finance	3.5	2.8
Manufacturing, other	3.4	3.2
Legal services	2.4	3.2
Insurance	2.4	2.1
Restaurants	2.1	2.5
All other (34 categories in 2006 and 2005)	60.5	62.8

Total loans	100.0%	100.0%

The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2006	2005

Energy loans:
Production	$424,474	$307,709
Service	116,018	117,255
Traders	12,501	8,271
Manufacturing	32,929	11,557
Refining	721	—

Total energy loans	$586,643	$444,792

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

	2006			2005
	Number of	Period-End Balances		Number of	Period-End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large credit relationships:
$20.0 million and greater	91	$2,616,299	$1,318,739	57	$1,656,205	$843,163
$10.0 million to $19.9 million	123	1,694,956	921,942	119	1,649,324	984,011

Growth in outstanding balances related to credit relationships in excess of $20.0 million resulted from an increase in commitments. Approximately $695.6 million of the net increase in these commitments was related to newly reported large credit relationships. The Corporation acquired approximately $49 million in commitments in excess of $20.0 million and approximately $71 million of commitments in excess of $10.0 million but less than $20.0 million in connection with the acquisition of Summit during the fourth quarter of 2006. The average commitment in excess of $20 million per large credit relationship did not significantly fluctuate and totaled $28.8 million at December 31, 2006 and $29.1 million at December 31, 2005. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $14.5 million at December 31, 2006 and $14.8 million at December 31, 2005.

Purchased Shared National Credits.  Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $360.1 million at December 31, 2006, increasing from $331.6 million at December 31, 2005. At December 31, 2006, 52.4% of outstanding purchased SNCs was related to the energy industry and 19.7% of outstanding SNCs was related to the beer and liquor distribution industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2006			2005
	Number of	Period-End Balances		Number of	Period-End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Purchased shared national credits:
$20.0 million and greater	17	$427,700	$215,478	13	$320,292	$155,896
$10.0 million to $19.9 million	18	247,250	129,151	19	283,015	152,568

Real Estate Loans.  Real estate loans totaled $3.6 billion at December 31, 2006, an increase of $619.6 million, or 21.0%, compared to $3.0 billion at December 31, 2005. During 2006, the Corporation acquired approximately $695 million of real estate loans in connection with the acquisitions of TCB, Alamo and Summit. Commercial real estate loans totaled $2.8 billion, or 78.9% of total real estate loans, at December 31, 2006 and $2.3 billion or 77.9% of total real estate loans, at December 31, 2005. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the property is located. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2006 and 2005:

	2006	2005

Property type:
Office building	21.3%	16.9%
Office/warehouse	13.1	15.3
1-4 family	10.3	8.5
Medical offices and services	5.9	6.5
Retail	5.1	6.4
Religious	4.1	5.1
All other	40.2	41.3

Total commercial real estate loans	100.0%	100.0%

Geographic region:
Fort Worth	29.8%	19.1%
Houston	22.3	28.7
San Antonio	18.9	20.9
Dallas	9.2	11.7
Austin	7.8	9.0
Rio Grande Valley	6.6	4.3
Corpus Christi	5.4	6.3

Total commercial real estate loans	100.0%	100.0%

Consumer Loans.  The consumer loan portfolio, including all consumer real estate, totaled $1.1 billion at December 31, 2006, increasing $142.2 million, or 14.6%, from $972.7 million at December 31, 2005. During 2006, the Corporation acquired approximately $56 million of consumer loans in connection with the acquisitions of TCB, Alamo and Summit. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $114.8 million, or 13.9%, from December 31, 2005.

As the following table illustrates as of year-end, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	2006	2005

Construction	$114,142	$87,746
Land	5,394	10,369
Home equity loans	241,680	237,789
Home equity lines of credit	87,103	78,401
Other consumer real estate	179,791	144,751

Total consumer real estate	628,110	559,056
Consumer non-real estate	310,752	265,038
Student loans held for sale	47,335	51,189
Indirect	3,475	2,418
1-4 family residential mortgages	125,294	95,032

Total consumer loans	$1,114,966	$972,733

Consumer real estate loans, excluding 1-4 family mortgages, increased $69.1 million, or 12.4%, from December 31, 2005. Home equity loans were first permitted in the State of Texas beginning January 1, 1998. During September 2003, Texas voters approved an amendment to the Texas constitution that permitted financial institutions to offer home equity lines of credit. As a result, the Corporation added home equity lines of credit to its loan offerings and began originating such lines in the fourth quarter of 2003. Combined, home equity loans and lines of credit made up 52.3% and 56.6% of the consumer real estate loan total at December 31, 2006 and 2005. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

The Corporation primarily originates student loans for resale. Accordingly, these loans are considered “held for sale.” Student loans are included in total loans in the consolidated balance sheet. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period. The Corporation sold approximately $70.3 million of student loans during 2006 compared to $73.2 million during 2005 and $55.9 million during 2004.

The indirect consumer loan segment has continued to decrease since the Corporation’s decision to discontinue originating these types of loans during 2000. Indirect loans increased $1.1 million during 2006 compared to 2005 as a result of loans acquired in connection with the acquisitions of TCB, Alamo and Summit.

The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. This portfolio will continue to decline due to the decision to withdraw from the mortgage origination business. 1-4 family residential mortgage loans increased $30.3 million during 2006 compared to 2005 as a result of loans acquired in connection with the acquisitions of TCB, Alamo and Summit.

Foreign Loans.  The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2006 or 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans, student loans and unearned discounts, at December 31, 2006. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

		After One,
	Due in One	but Within	After Five
	Year or Less	Five Years	Years	Total

Commercial and industrial	$1,662,765	$1,451,271	$323,465	$3,437,501
Real estate construction	379,295	235,074	148,913	763,282
Commercial real estate and land	385,037	1,076,995	711,492	2,173,524
Consumer and other	173,768	257,686	424,444	855,898

Total	$2,600,865	$3,021,026	$1,608,314	$7,230,205

Loans with fixed interest rates	$717,500	$1,101,987	$828,147	$2,647,634
Loans with floating interest rates	1,883,365	1,919,039	780,167	4,582,571

Total	$2,600,865	$3,021,026	$1,608,314	$7,230,205

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

Non-Performing Assets and Potential Problem Loans

Non-Performing Assets.  Year-end non-performing assets and accruing past due loans were as follows:

	2006	2005	2004	2003	2002

Non-accrual loans:
Commercial and industrial	$20,813	$25,556	$27,089	$35,914	$19,878
Real estate	29,580	4,963	2,471	10,766	7,167
Consumer and other	1,811	2,660	883	771	7,816

Total non-accrual loans	52,204	33,179	30,443	47,451	34,861
Restructured loans	—	—	—	—	—
Foreclosed assets:
Real estate	5,500	4,403	7,369	5,054	8,005
Other	45	1,345	1,304	289	42

Total foreclosed assets	5,545	5,748	8,673	5,343	8,047

Total non-performing assets	$57,749	$38,927	$39,116	$52,794	$42,908

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.78%	0.64%	0.76%	1.15%	0.95%
Total assets	0.44	0.33	0.39	0.55	0.45
Accruing past due loans:
30 to 89 days past due	$56,836	$32,908	$20,895	$24,419	$30,766
90 or more days past due	10,917	7,921	5,231	14,462	9,081

Total accruing past due loans	$67,753	$40,829	$26,126	$38,881	$39,847

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.77%	0.54%	0.41%	0.53%	0.68%
90 or more days past due	0.15	0.13	0.10	0.32	0.20

Total accruing past due loans	0.92%	0.67%	0.51%	0.85%	0.88%

Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2006 increased $18.8 million from December 31, 2005. The increase was primarily related to two commercial real estate loans totaling $23.2 million placed on non-accrual status during the fourth quarter of 2006. These loans were first reported as potential problem loans during the third quarter of 2006.

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

Potential Problem Loans.  Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2006, the Corporation had $12.7 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2006, potential problem loans consisted of five credit relationships. Of the total outstanding balance at December 31, 2006, approximately 62.2% related to a customer in the insurance industry, approximately 18.2% related to a customer that operates as a retailer of musical instruments and approximately 14.4% related to a customer that operates as a retailer of game room furnishings. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2006		2005		2004		2003		2002
	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for	of Loans	for	of Loans	for	of Loans	for	of Loans	for	of Loans
	Possible	in each	Possible	in each	Possible	in each	Possible	in each	Possible	in each
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans

Commercial and industrial	$44,603	46.2%	$50,357	45.7%	$49,696	48.4%	$42,504	47.6%	$45,618	47.6%
Real estate	24,955	48.5	16,378	48.6	12,393	45.1	19,752	45.0	13,928	44.9
Consumer	8,238	4.9	5,303	5.2	4,436	6.1	3,920	6.8	4,609	7.0
Other	2,125	0.4	1,556	0.5	1,081	0.4	1,217	0.6	1,801	0.5
Unallocated	16,164	—	6,731	—	8,204	—	16,108	—	16,628	—

Total	$96,085	100.0%	$80,325	100.0%	$75,810	100.0%	$83,501	100.0%	$82,584	100.0%

During 2006, the reserve allocation related to real estate loans increased compared to 2005 primarily due to growth in the real estate loan portfolio and an increase in specific valuation allowances determined in accordance with SFAS 114. The overall growth in real estate loans included growth in several of the higher-risk categories of real estate loans, which resulted in higher reserve allocations to compensate for the additional concentration risk. The decrease in the reserve allocation for commercial and industrial loans during 2006 compared to 2005 was primarily due to a decrease in the level of criticized commercial and industrial loans and a decrease in specific valuation allowances determined in accordance with SFAS 114 partly offset by growth in the commercial and industrial loan portfolio. The increase in the reserve allocation for consumer loans during 2006 compared to 2005 was primarily due to growth in the consumer loan portfolio. The overall growth in loans resulted in an increase in historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends. The reserves allocated in accordance with SFAS 5 for all types of loans were also impacted by an increase in the relative percentage by which the historical valuation allowances are adjusted to compensate for current qualitative risk factors. Specific valuation allowances determined in accordance with SFAS 114 related to real estate loans increased approximately $2.7 million in 2006 compared to 2005. Specific valuation allowances determined in accordance with SFAS 114 related to commercial and industrial loans decreased approximately $2.1 million in 2006 compared to 2005. Specific valuation allowances for other types of loans were not significant at December 31, 2006. The increase in the unallocated portion of the allowance for possible loan losses during 2006 compared to 2005 was partly related to the relative uncertainty of the credit quality of certain loans acquired in connection with the acquisition of Summit during the fourth quarter of 2006.

During 2005, the reserve allocation related to real estate loans increased compared to 2004 primarily due to growth in the real estate loan portfolio combined with an increase in the level of criticized loans. The overall growth in real estate loans included growth in several of the higher-risk categories of real estate loans, which resulted in higher reserve allocations to compensate for the additional concentration risk. The increase in the reserve allocation for commercial and industrial loans during 2005 compared to 2004 was primarily due to an increase in the level of criticized loans combined with growth in the commercial and industrial loan portfolio. The growth in real estate and commercial and industrial loans as well as the level of criticized loans in these portfolios resulted in an increase in historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends. The reserves allocated in accordance with SFAS 5 for all types of loans were impacted by a reduction in the relative percentage by which the historical valuation allowances are adjusted to compensate for current qualitative risk factors. Specific valuation allowances determined in accordance with SFAS 114 related to commercial and industrial loans decreased approximately $2.1 million in 2005 compared to 2004. Specific valuation allowances for other types of loans were not significant at December 31, 2005.

During 2004, reserve allocations for commercial and industrial loans increased compared to 2003 despite a decline in the level of criticized loans. The increase in reserve allocations was the result of portfolio growth and increases in historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends. Specific valuation allowances determined in accordance with SFAS 114 related to commercial and industrial loans decreased in 2004 compared to 2003. The reserve allocations related to real estate loans increased in 2003 primarily due to increases in specific valuation allowances. These allocations were reduced in 2004 as many of the loans were repaid, charged-off or reclassified due to improved performance. The reserve allocations for commercial loans were increased in 2002 in response to the softening economy during 2001. Also, during 2002 the Corporation assessed the impact on consumer loan losses of the decision in 2000 to exit indirect consumer lending. Since exiting indirect lending, consumer loan losses have declined significantly. In response to this decline in loan losses, the consumer reserve allocation was reduced in line with the lower risk in the consumer portfolio.

The unallocated reserve increased in 2002 in response to deterioration in the economy. The deteriorating economic conditions helped create a higher risk environment for loan portfolios. The Corporation responded to this higher risk environment by increasing unallocated reserves based on risk factors thought to increase with the slowing economy. During 2004, improving economic conditions appeared to reduce the overall risk environment for loan portfolios. Furthermore, the Corporation began to experience positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. As a result, the level of unallocated reserve was decreased in 2004 through a reduction in the provision for loan losses, as further discussed below, and a reallocation of amounts to commercial and industrial loans as discussed above.

Activity in the allowance for possible loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

	2006	2005	2004	2003	2002

Balance of allowance for possible loan losses at beginning of year	$80,325	$75,810	$83,501	$82,584	$72,881
Provision for possible loan losses	14,150	10,250	2,500	10,544	22,546
Allowance for possible loan losses acquired	12,720	3,186	—	—	—
Charge-offs:
Commercial and industrial	(10,983)	(8,448)	(12,570)	(11,627)	(13,112)
Real estate	(727)	(531)	(2,724)	(1,607)	(2,249)
Consumer and other	(7,223)	(6,126)	(4,721)	(3,761)	(3,363)

Total charge-offs	(18,933)	(15,105)	(20,015)	(16,995)	(18,724)

Recoveries:
Commercial and industrial	3,019	2,409	6,219	5,581	3,940
Real estate	483	351	718	272	452
Consumer and other	4,321	3,424	2,887	1,515	1,489

Total recoveries	7,823	6,184	9,824	7,368	5,881

Net charge-offs	(11,110)	(8,921)	(10,191)	(9,627)	(12,843)

Balance at end of year	$96,085	$80,325	$75,810	$83,501	$82,584

Net charge-offs as a percentage of average loans	0.17%	0.16%	0.20%	0.21%	0.28%
Allowance for possible loan losses as a percentage of year-end loans	1.30	1.32	1.47	1.82	1.83
Allowance for possible loan losses as a percentage of year-end non-accrual loans	184.1	242.1	249.0	176.0	236.9
Average loans outstanding during the year	$6,523,906	$5,594,477	$4,823,198	$4,497,489	$4,536,999
Loans outstanding at year-end	7,373,384	6,085,055	5,164,991	4,590,746	4,518,913
Non-accrual loans outstanding at year-end	52,204	33,179	30,443	47,451	34,861

As stated above, the provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $3.9 million in 2006 to $14.2 million compared to $10.3 million in 2005 and increased $7.8 million in 2005 compared to $2.5 million in 2004. The increase in the provision for possible loan losses in 2006 was primarily due to growth in the loan portfolio. The provision for possible loan losses increased in 2005 in part due to an increase in the level of criticized loans. The increase in the provision for possible loan losses in 2005 was also partly due to the overall growth in the loan portfolio. During 2004, the lower provision levels reflect the fact that the Corporation was experiencing positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. The Corporation did not record a provision for possible loan losses in the third or fourth quarters of 2004 primarily due to a reduction in the overall level of criticized loans.

Net charge-offs in 2006 increased $2.2 million compared to 2005 while net charge-offs in 2005 decreased $1.3 million compared to 2004. Net charge-offs as a percentage of average loans increased one basis point in 2006 compared to 2005 and decreased four basis points in 2005 compared to 2004.

Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2006. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Securities

Year-end securities were as follows:

	2006		2005		2004
		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total

Held to maturity:
U.S. government agencies and corporations	$9,096	0.3%	$11,701	0.4%	$15,614	0.6%
Other	1,000	—	1,000	—	1,100	—

Total	10,096	0.3	12,701	0.4	16,714	0.6
Available for sale:
U.S. Treasury	89,683	2.7	84,309	2.7	—	—
U.S. government agencies and corporations	2,902,609	86.6	2,676,103	87.0	2,676,796	89.9
States and political subdivisions	310,376	9.3	271,293	8.8	252,145	8.5
Other	28,285	0.8	27,406	0.9	28,355	0.9

Total	3,330,953	99.4	3,059,111	99.4	2,957,296	99.3
Trading:
U.S. Treasury	8,515	0.3	6,217	0.2	4,671	0.1
States and political subdivisions	891	—	—	—	—	—

Total	9,406	0.3	6,217	0.2	4,671	0.1

Total securities	$3,350,455	100.0%	$3,078,029	100.0%	$2,978,681	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2006. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years			After 10 Years		Total
		Weighted		Weighted		Weighted			Weighted		Weighted
		Average		Average		Average			Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield		Amount	Yield	Amount	Yield

Held to maturity:
U.S. government agencies and corporations	$—	—%	$459	8.42%	$392	8.59%		$8,245	5.51%	$9,096	5.79%
Other	1,000	4.10	—	—	—	—		—	—	1,000	4.10

Total	$1,000	4.10	$459	8.42	$392	8.59		$8,245	5.51	$10,096	5.62

Available for Sale:
U.S. Treasury	$89,683	3.91%	$—	—%	$—		%	$—	—%	$89,683	3.91%
U.S. government agencies and corporations	118,841	5.33	20,406	4.99	150,376	5.15		2,612,986	4.99	2,902,609	5.00
States and political subdivisions	5,524	6.55	96,300	6.12	118,763	6.12		89,789	6.09	310,376	6.12
Other	—	—	—	—	—	—		—	—	28,285	—

Total	$214,048	4.76	$116,706	5.92	$269,139	5.58		$2,702,775	5.02	$3,330,953	5.08

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

At December 31, 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.

The average taxable-equivalent yield of the securities portfolio was 5.00% in 2006 compared to 4.84% in 2005 and 4.77% in 2004. During 2006 and 2005, market yields on mortgage-backed securities increased as a result of the general increase in market rates as further discussed in the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Non-interest-bearing:
Commercial and individual	$3,005,811		$2,639,071		$2,395,663
Correspondent banks	277,332		323,712		469,635
Public funds	51,137		45,967		49,222

Total	3,334,280		3,008,750		2,914,520
Interest-bearing:
Private accounts:
Savings and interest checking	1,283,830	0.36%	1,206,055	0.25%	1,171,883	0.09%
Money market deposit accounts	3,022,866	3.05	2,646,975	1.82	2,444,734	1.00
Time accounts of $100,000 or more	617,790	3.93	501,040	2.45	471,200	1.28
Time accounts under $100,000	505,189	3.67	393,419	2.09	393,976	1.05
Public funds	420,441	3.72	376,547	1.93	370,373	0.91

Total	5,850,116	2.65	5,124,036	1.54	4,852,166	0.81

Total deposits	$9,184,396	1.69	$8,132,786	0.97	$7,766,686	0.50

Average deposits increased $1.1 billion in 2006 compared to 2005 and increased $366.1 million in 2005 compared to 2004. Approximately $633.9 million of the increase in average deposits during 2006 compared to 2005 resulted from the Corporation’s acquisition of $319.1 million of deposits in connection with the acquisition of Horizon during the fourth quarter of 2005, $381.6 million of deposits in connection with the acquisitions of TCB and Alamo during the first quarter of 2006 and $973.9 million of deposits in connection with the acquisition of Summit during the fourth quarter of 2006. The deposits acquired during 2006 included approximately $426.6 million of non-interest-bearing commercial and individual deposits and approximately $928.9 million of interest-bearing deposits (encompassing $246.1 million of savings and interest checking accounts, $314.2 million of money market accounts and $368.6 million of time accounts). The deposits acquired during 2005 included approximately $152.1 million of non-interest-bearing commercial and individual deposits and approximately $167.0 million of interest-bearing deposits (encompassing $44.6 million of savings and interest checking accounts, $56.7 million of money market accounts and $65.7 million of time accounts). Approximately $75.2 million of the increase in average deposits during 2005 compared to 2004 was due to the deposits acquired in connection with the acquisition of Horizon.

The increase in average deposits over the comparable years was primarily in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits increased to 63.7% in 2006 from 63.0% in 2005 and 62.5% in 2004. The average cost of interest-bearing deposits and total deposits was 2.65% and 1.69% during 2006 compared to 1.54% and 0.97% during 2005 and 0.81% and 0.50% during 2004. The increase in the average cost of interest-bearing deposits during 2006 compared to 2005 and during 2005 compared to 2004 was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates. Additionally, the relative proportion of lower-cost savings and interest checking to total interest-bearing deposits has trended downward during the comparable periods.

The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2006	2005	2004

Commercial and individual	90.2%	87.7%	82.2%
Correspondent banks	8.3	10.8	16.1
Public funds	1.5	1.5	1.7

Total	100.0%	100.0%	100.0%

Average non-interest-bearing deposits increased $325.5 million, or 10.8%, in 2006 compared to 2005 while average non-interest-bearing deposits increased $94.2 million, or 3.2%, in 2005 compared to 2004. The increase in 2006 was primarily due to a $366.7 million, or 13.9%, increase in average commercial and individual demand deposits partly offset by a $46.4 million, or 14.3%, decrease in average correspondent bank deposits. The increase in average commercial and individual demand deposits was partly due to the added deposits acquired in the aforementioned acquisitions. Average commercial and individual demand deposits during 2006 and 2005 included approximately $68.6 million and $10.3 million of that were received under a contractual relationship assumed in connection with the acquisition of Horizon. The Corporation expects this contractual relationship will be terminated in 2007. The decrease in correspondent bank deposits was partly due to declines in volumes related to four large customers, the largest of which had unusually high average volumes during the latter part of 2005. The increase in 2005 was primarily due to a $243.4 million, or 10.2%, increase in average commercial and individual deposits partly offset by a $145.9 million, or 31.1%, decrease in average correspondent bank deposits. The increase in average commercial and individual deposits was primarily attributable to an increase in the number of accounts and the maintenance of higher cash balances by customers. The decrease in average correspondent bank deposits during 2005 was partly the result of the loss of deposits related to a large customer in the business of mortgage processing who was acquired by another financial institution.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2006	2005	2004

Private accounts:
Savings and interest checking	21.9%	23.5%	24.2%
Money market deposit accounts	51.7	51.7	50.4
Time accounts of $100,000 or more	10.6	9.8	9.7
Time accounts under $100,000	8.6	7.7	8.1
Public funds	7.2	7.3	7.6

Total	100.0%	100.0%	100.0%

Total average interest-bearing deposits increased $726.1 million, or 14.2%, in 2006 compared to 2005 and increased $271.9 million, or 5.6%, in 2005 compared to 2004. The growth in average deposits during 2006 was partly due to the added deposits acquired in the aforementioned acquisitions. The Corporation has experienced a shift in the relative mix of interest-bearing deposits during the comparable years as the proportion of higher-yielding time accounts and money market deposit accounts has increased while the proportion of savings and interest checking accounts has decreased. The shift in relative proportions appears to be related to the increasing interest rate environment experienced over that last two years as many customers appear to have become more inclined to invest their funds for extended periods.

Geographic Concentrations.  The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2006	2005	2004

San Antonio	35.7%	38.5%	38.7%
Houston	20.4	18.8	18.1
Fort Worth	14.6	14.3	13.7
Austin	10.9	11.0	10.6
Corpus Christi	6.8	7.6	7.7
Dallas	4.9	4.3	3.8
Rio Grande Valley	4.0	1.5	1.5
Statewide	2.7	4.0	5.9

Total	100.0%	100.0%	100.0%

The Corporation experienced deposit growth in all regions during 2006 and 2005 with the exception of the Statewide region. Average deposits for the Statewide region decreased $81.5 million, or 24.9%, in 2006 compared to 2005 and $131.9 million, or 28.7%, in 2005 compared to 2004. The decreases were primarily related to the declines in correspondent bank deposits discussed above. The geographic concentrations of average deposits for certain regions was impacted by the recent acquisitions. The Houston region was impacted by the acquisition of Horizon, while the Dallas region was impacted by the acquisition of TCB, the Rio Grande Valley region was impacted by the acquisition of Alamo and the Fort Worth region was impacted by the acquisition of Summit. Excluding the impact of these acquisitions, the San Antonio region had the largest dollar volume increase during 2006 and 2005, increasing $146.5 million, or 4.7%, in 2006 compared to 2005 and $129.9 million, or 4.3%, in 2005 compared to 2004. In terms of percentage growth and excluding the impact of acquisitions, the Austin and Rio Grande Valley regions had the largest increases during 2006. Average deposits in the Austin region increased $105.1 million, or 11.7%, in 2006 compared to 2005. Average deposits in the Rio Grande Valley region increased $13.8 million, or 11.3%, in 2006 compared to 2005. During 2005, the largest percentage growth was in the Dallas and Austin regions. Average deposits in the Dallas region increased $55.0 million, or 18.5%, in 2005 compared to 2004. Average deposits in the Austin region increased $71.5 million, or 10.1%, in 2005 compared to 2004.

Foreign Deposits.  Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $711.0 million in 2006, $641.2 million in 2005 and $666.3 million in 2004.

Short-Term Borrowings

The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $864.2 million, $740.5 million and $506.3 million at December 31, 2006, 2005 and 2004. The maximum amount of these borrowings outstanding at any month-end was $864.2 million in 2006, $740.5 million in 2005 and $792.8 million in 2004. The weighted-average interest rate on federal funds purchased was 5.05%, 3.93% and 2.14% at December 31, 2006, 2005 and 2004.

The following table presents the Corporation’s average net funding position during the years indicated:

	2006		2005		2004

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds sold and resell agreements	$718,950	5.08%	$521,674	3.48%	$564,286	1.57%
Federal funds purchased and repurchase agreements	(764,173)	4.08	(605,965)	2.74	(564,489)	1.02

Net funds position	$(45,223)		$(84,291)		$(203)

The net funds purchased position decreased in 2006 compared to 2005 primarily due to a $141.7 million increase in average federal funds sold, a $55.6 million increase in average resell agreements and a $9.3 million decrease in average federal funds purchased partly offset by a $167.5 million increase in average repurchase agreements. The net funds purchased position increased in 2005 compared to 2004 primarily due to a $136.6 million increase in average repurchase agreements. The net funds purchased position was impacted in 2004 by the use of dollar-roll repurchase agreements. Average dollar-roll repurchase agreements outstanding totaled $92.3 million in 2004. There were no dollar-roll repurchase agreements outstanding in 2006 and 2005. A dollar-roll repurchase agreement is similar to an ordinary repurchase agreement, except that the security transferred is a mortgage-backed security and the repurchase provisions of the transaction agreement explicitly allow for the return of a “similar” security rather than the identical security initially sold. The basic strategy of utilizing dollar-roll repurchase agreements is to leverage earning assets to capitalize on the spread between the yield earned on federal funds sold and resell agreements and the cost of the dollar-roll repurchase agreements. This spread has a positive effect on the dollar amount of net interest income; however, because the funds are invested in lower yielding federal funds sold and resell agreements, net interest margin is negatively impacted. See the section captioned “Net Interest Income” included elsewhere in this discussion.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

		More than
		1 year but	3 years or
	1 year or	less than	more but less	5 years or
	less	3 years	than 5 years	more	Total

Contractual obligations:
Subordinated notes payable	$—	$—	$—	$150,000	$150,000
Junior subordinated deferrable interest debentures	—	—	—	242,270	242,270
Federal Home Loan Bank advances	25,220	4,585	6,536	25	36,366
Operating leases	15,175	26,951	16,432	31,545	90,103
Deposits with stated maturity dates	1,358,650	225,002	15,076	—	1,598,728

	1,399,045	256,538	38,044	423,840	2,117,467
Other commitments:
Commitments to extend credit	69,489	2,895,501	471,624	524,957	3,961,571
Standby letters of credit	1,607	241,457	10,191	1,520	254,775

	71,096	3,136,958	481,815	526,477	4,216,346

Total contractual obligations and other commitments	$1,470,141	$3,393,496	$519,859	$950,317	$6,333,813

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

Commitments to Extend Credit.  The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2006 are included in the table above.

Standby Letters of Credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2006 are included in the table above.

Trust Accounts.  The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $23.2 billion (including managed assets of $9.3 billion and custody assets of $13.9 billion) at December 31, 2006. These assets were primarily composed of fixed income securities (42.3% of trust assets), equity securities (40.4% of trust assets) and cash equivalents (10.9% of trust assets).

Securities Lending.  The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $2.1 billion at December 31, 2006. At December 31, 2006, the Corporation held liquid assets with a fair value of $2.2 billion as collateral for these agreements.

Capital and Liquidity

Capital.  At December 31, 2006, shareholders’ equity totaled $1.4 billion compared to $982.2 million at December 31, 2005. In addition to net income of $193.6 million, other significant changes in shareholders’ equity during 2006 included $215.3 million of common stock issued in connection with the acquisition of Summit, $73.4 million of dividends paid, $42.7 million of proceeds from stock option exercises and the related tax benefits of $16.4 million, $9.2 million related to stock-based compensation and $4.7 million in treasury stock purchases, which were primarily made in connection with the exercise of certain employee stock options and the vesting of certain share awards. The accumulated other comprehensive loss component of shareholders’ equity totaled $54.9 million at December 31, 2006 compared to accumulated other comprehensive loss of $50.4 million at December 31, 2005. This fluctuation was primarily related to the after-tax effect of changes in the fair value of securities available for sale and changes in the funded status of the Corporation’s defined benefit post-retirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to the net unrealized gain or loss on securities available for sale and the funded status of the Corporation’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 12 — Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.30, $0.34, $0.34 and $0.34 per common share during the first, second, third and fourth quarters of 2006, respectively, and $0.265, $0.30, $0.30 and $0.30 per common share during the first, second, third and fourth quarters of 2005. This equates to a dividend payout ratio of 37.9% in 2006 and 37.2% in 2005.

The Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, during 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. No shares were repurchased during 2006. Over the life of the plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million. Also see Part II, Item 5 — Market For

Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 12 — Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2006, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $104.2 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2006.

The Corporation expects to redeem the $100 million in trust preferred securities issued by Cullen/Frost Capital Trust I during the first quarter of 2007. As a result of the anticipated redemption, the Corporation expects to incur approximately $5.3 million in expense related to the prepayment penalty and the write-off of unamortized debt issuance costs.

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

As of December 31, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.6% and 2.3%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.7% and 4.7%, respectively, relative to the base case over the next 12 months. As of December 31, 2005, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.0% and 3.9%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.8% and 3.8%, respectively, relative to the base case over the next 12 months. The decrease in the projected positive variance in net interest income resulting from the hypothetical 200 basis point increase in interest rates from 3.9% in 2005 to 2.3% in 2006 was partly due to the impact of longer duration fixed-rate loans acquired in connection with the acquisition of Summit Bancshares, Inc. during the fourth quarter of 2006.

See Note 2 — Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. The increase in the projected negative variance in net interest income resulting from the hypothetical 200 basis point decrease in interest rates from 3.8% in 2005 to 4.7% in 2006 was partly due to the interest rate floors on variable-rate loans purchased during the fourth quarter of 2005 moving further out of the money as a result of increases in the prime interest rate during 2006. See Note 17 — Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report.

The impact of hypothetical fluctuations in interest rates on the Corporation’s derivative holdings was not a significant portion of these variances in any of the reported periods. As of December 31, 2006, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 0.03% positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.02% negative variance in net interest income.

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

We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, to account for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2007 expressed an unqualified opinion thereon.

San Antonio, Texas
February 2, 2007

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2006	2005	2004

Interest income:
Loans, including fees	$502,657	$359,587	$249,612
Securities:
Taxable	133,184	121,377	125,999
Tax-exempt	11,317	10,566	9,036
Interest-bearing deposits	251	150	63
Federal funds sold and resell agreements	36,550	18,147	8,834

Total interest income	683,959	509,827	393,544
Interest expense:
Deposits	155,090	78,934	39,150
Federal funds purchased and repurchase agreements	31,167	16,632	5,775
Junior subordinated deferrable interest debentures	17,402	14,908	12,143
Subordinated notes payable and other borrowings	11,137	8,087	5,038

Total interest expense	214,796	118,561	62,106

Net interest income	469,163	391,266	331,438
Provision for possible loan losses	14,150	10,250	2,500

Net interest income after provision for possible loan losses	455,013	381,016	328,938
Non-interest income:
Trust fees	63,469	58,353	53,910
Service charges on deposit accounts	77,116	78,751	87,415
Insurance commissions and fees	28,230	27,731	30,981
Other charges, commissions and fees	28,105	23,125	22,877
Net gain (loss) on securities transactions	(1)	19	(3,377)
Other	43,828	42,400	33,304

Total non-interest income	240,747	230,379	225,110
Non-interest expense:
Salaries and wages	190,784	166,059	158,039
Employee benefits	46,231	41,577	40,176
Net occupancy	34,695	31,107	29,375
Furniture and equipment	26,293	23,912	22,771
Intangible amortization	5,628	4,859	5,346
Other	106,722	99,493	89,323

Total non-interest expense	410,353	367,007	345,030

Income before income taxes	285,407	244,388	209,018
Income taxes	91,816	78,965	67,693

Net income	$193,591	$165,423	$141,325

Earnings per common share:
Basic	$3.49	$3.15	$2.74
Diluted	3.42	3.07	2.66

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,

	2006	2005

Assets:
Cash and due from banks	$707,683	$873,015
Interest-bearing deposits	1,677	6,438
Federal funds sold and resell agreements	735,225	1,033,975

Total cash and cash equivalents	1,444,585	1,913,428
Securities held to maturity, at amortized cost	10,096	12,701
Securities available for sale, at estimated fair value	3,330,953	3,059,111
Trading account securities	9,406	6,217
Loans, net of unearned discounts	7,373,384	6,085,055
Less: Allowance for possible loan losses	(96,085)	(80,325)

Net loans	7,277,299	6,004,730
Premises and equipment, net	219,533	182,356
Goodwill	524,117	168,983
Other intangible assets, net	38,480	14,903
Cash surrender value of life insurance policies	111,742	102,604
Accrued interest receivable and other assets	257,978	276,404

Total assets	$13,224,189	$11,741,437

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,699,701	$3,484,932
Interest-bearing deposits	6,688,208	5,661,462

Total deposits	10,387,909	9,146,394
Federal funds purchased and repurchase agreements	864,190	740,529
Subordinated notes payable and other borrowings	186,366	188,617
Junior subordinated deferrable interest debentures	242,270	226,805
Accrued interest payable and other liabilities	166,571	456,856

Total liabilities	11,847,306	10,759,201
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 59,839,144 shares issued in 2006 and 54,961,616 shares issued in 2005	598	550
Additional paid-in capital	548,117	279,627
Retained earnings	883,060	776,193
Accumulated other comprehensive loss, net of tax	(54,892)	(50,442)
Treasury stock, no shares in 2006 and 478,881 shares in 2005, at cost	—	(23,692)

Total shareholders’ equity	1,376,883	982,236

Total liabilities and shareholders’ equity	$13,224,189	$11,741,437

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,

	2006	2005	2004

Operating Activities:
Net income	$193,591	$165,423	$141,325
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	14,150	10,250	2,500
Deferred tax expense (benefit)	(1,266)	555	5,319
Accretion of loan discounts	(10,824)	(10,124)	(6,102)
Securities premium amortization (discount accretion), net	(1,516)	329	1,815
Net (gain) loss on securities transactions	1	(19)	3,377
Depreciation and amortization	25,169	24,357	24,482
Origination of loans held for sale, net of principal collected	(66,443)	(60,839)	(61,035)
Proceeds from sales of loans held for sale	73,248	76,431	58,139
Net gain on sale of loans held for sale and other assets	(2,149)	(3,418)	(2,274)
Stock-based compensation	9,240	1,986	1,377
Tax benefits from stock-based compensation	113	11,371	11,524
Excess tax benefits from stock-based compensation	(16,243)	—	—
Net proceeds from settlement of legal claims	—	(2,389)	—
Earnings on life insurance policies	(4,123)	(3,934)	(4,128)
Net change in:
Trading account securities	(3,189)	(1,546)	918
Accrued interest receivable and other assets	22,308	(52,150)	(30,480)
Accrued interest payable and other liabilities	(285,202)	(23,847)	(17,976)

Net cash from operating activities	(53,135)	132,436	128,781
Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	2,596	4,004	8,466
Securities available for sale:
Purchases	(14,070,071)	(10,763,788)	(8,518,256)
Sales	26,912	19,812	597,369
Maturities, calls and principal repayments	13,977,742	10,944,589	7,873,115
Net change in loans	(180,517)	(605,415)	(581,043)
Net cash paid in acquisitions	(100,074)	(13,297)	(7,063)
Proceeds from sales of premises and equipment	208	465	276
Purchases of premises and equipment	(27,494)	(18,098)	(15,398)
Benefits received on life insurance policies	—	6,553	4,883
Proceeds from sales of repossessed properties	1,750	3,457	4,247

Net cash from investing activities	(368,948)	(421,718)	(633,404)
Financing Activities:
Net change in deposits	(113,996)	721,655	36,821
Net change in short-term borrowings	105,607	234,187	84,541
Principal payments on notes payable and other borrowings	(19,251)	(6,255)	(1,880)
Proceeds from junior subordinated deferrable interest debentures	—	—	123,712
Proceeds from stock option exercises	42,703	35,805	36,006
Excess tax benefits from stock-based compensation	16,243	—	—
Purchase of treasury stock	(4,666)	(14,972)	(65,212)
Cash dividends paid	(73,400)	(61,499)	(53,782)

Net cash from financing activities	(46,760)	908,921	160,206

Net change in cash and cash equivalents	(468,843)	619,639	(344,417)
Cash and cash equivalents at beginning of year	1,913,428	1,293,789	1,638,206

Cash and cash equivalents at end of year	$1,444,585	$1,913,428	$1,293,789

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

				Accumulated
				Other
				Comprehensive
		Additional		Income
	Common	Paid-In	Retained	(Loss),	Treasury
	Stock	Capital	Earnings	Net of Tax	Stock	Total

Balance at January 1, 2004	$536	$197,073	$625,405	$8,063	$(61,073)	$770,004
Comprehensive income:
Net income	—	—	141,325	—	—	141,325
Other comprehensive loss, net of tax	—	—	—	(18,847)	—	(18,847)

Total comprehensive income						122,478
Stock option exercises (1,547,650 shares)	—	—	(15,076)	—	51,082	36,006
Tax benefit from stock-based compensation		11,524	—	—	—	11,524
Purchase of treasury stock (1,466,991 shares)	—	—	—	—	(65,212)	(65,212)
Non-vested stock awards (67,100 shares)		(2,631)	—	—	2,631	—
Stock-based compensation expense recognized in earnings		1,377	—	—	—	1,377
Cash dividends ($1.035 per share)	—	—	(53,782)	—	—	(53,782)

Balance at December 31, 2004	536	207,343	697,872	(10,784)	(72,572)	822,395
Comprehensive income:
Net income	—	—	165,423	—	—	165,423
Other comprehensive loss, net of tax	—	—	—	(39,658)	—	(39,658)

Total comprehensive income						125,765
Stock issued in acquisition of Horizon Capital Bank (1,400,000 shares)	14	61,371	—	—	—	61,385
Stock option exercises (1,419,195 shares)	—		(25,603)	—	61,408	35,805
Tax benefit from stock-based compensation	—	11,371	—	—	—	11,371
Purchase of treasury stock (312,412 shares)	—	—	—	—	(14,972)	(14,972)
Non-vested stock awards (52,100 shares)	—	(2,455)	—	—	2,455	—
Stock-based compensation expense recognized in earnings	—	1,997	—	—	(11)	1,986
Cash dividends ($1.165 per share)	—	—	(61,499)	—	—	(61,499)

Balance at December 31, 2005	550	279,627	776,193	(50,442)	(23,692)	982,236
Comprehensive income:
Net income	—	—	193,591	—	—	193,591
Other comprehensive loss, net of tax	—	—	—	(4,450)	—	(4,450)

Total comprehensive income						189,141
Stock issued in acquisition of Summit Bancshares (3,818,934 shares)	38	215,235	—	—	—	215,273
Stock option exercises (1,572,230 shares)	10	28,695	(13,324)	—	27,322	42,703
Tax benefits from stock-based compensation	—	113	—	—	—	113
Excess tax benefits from stock-based compensation	—	16,243	—	—	—	16,243
Purchase of treasury stock (86,855 shares)	—	—	—	—	(4,666)	(4,666)
Non-vested stock awards (52,100 shares)	—	(1,036)	—	—	1,036	—
Stock-based compensation expense recognized in earnings	—	9,240	—	—	—	9,240
Cash dividends ($1.32 per share)	—	—	(73,400)	—	—	(73,400)

Balance at December 31, 2006	$598	$548,117	$883,060	$(54,892)	$—	$1,376,883

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Notes To Consolidated Financial Statements
(table amounts in thousands, except per share amounts)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations.  Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, investment banking, insurance brokerage, leasing, asset-based lending, treasury management and item processing.

Basis of Presentation.  The consolidated financial statements include the accounts of Cullen/Frost and all other entities in which Cullen/Frost has a controlling financial interest (collectively referred to as the “Corporation”). All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Corporation follows conform, in all material respects, to accounting principles generally accepted in the United States.

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation’s wholly owned subsidiaries, Cullen/Frost Capital Trust I, Cullen/Frost Capital Trust II, Alamo Corporation of Texas Trust I and Summit Bancshares Statutory Trust I are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements.

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

Cash paid for interest totaled $211.3 million in 2006, $109.5 million in 2005 and $60.0 million in 2004. Cash paid for income taxes totaled $75.6 million in 2006, $61.3 million in 2005 and $53.5 million in 2004. Significant non-cash transactions included $327.7 million of unsettled securities purchases in 2005, $215.3 million and $61.4 million of common stock issued in connection with the acquisitions in 2006 and 2005, transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures of $2.2 million in 2006, $460 thousand in 2005 and $8.0 million in 2004.

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

The Corporation was required to have $85.9 million and $77.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2006 and 2005. Deposits with the Federal Reserve Bank do not earn interest.

Repurchase/Resell Agreements.  The Corporation purchases certain securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the accompanying consolidated balance sheets. The securities underlying these agreements are book-entry securities. The Corporation also sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts.

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

Loans.  Loans are reported at the principal balance outstanding net of unearned discounts. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment.

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

Loans Held for Sale.  The Corporation originates student loans primarily for sale in the secondary market. Accordingly, student loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation may sell such loans prior to the end of the deferment period. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Student loans totaled $47.3 million and $51.2 million at December 31, 2006 and 2005 and are included in total loans in the consolidated balance sheets.

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

Foreclosed Assets.  Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions or review by regulatory examiners. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $5.5 million and $5.7 million at December 31, 2006 and 2005.

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

Insurance Commissions and Fees.  Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2006 or 2005.

Stock-Based Compensation.  Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Corporation’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Corporation adopted the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Corporation, is the date of the grant. The Corporation transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, which is generally the market price of the stock on the measurement date, which, for the Corporation, is the date of grant, and is recognized ratably over the service period of the award.

SFAS No. 123R, requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 13 — Employee Benefit Plans use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans for years prior to 2006.

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

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the funded status of defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity.

Derivative Financial Instruments.  The Corporation’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Corporation’s balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Corporation considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Corporation formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Corporation will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

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

Texas Community Bancshares, Inc.  On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. (“TCB”), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price includes $31.1 million in cash and approximately $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Cullen/Frost and Frost Bank. As of December 31, 2006, the Corporation had a liability totaling $2.3 million related to TCB shares that have not yet been tendered for payment.

Alamo Corporation of Texas.  On February 28, 2006, the Corporation acquired Alamo Corporation of Texas (“Alamo”) including its subsidiary, Alamo Bank of Texas, a privately-held bank holding company and bank located in the Rio Grande Valley of Texas. The Corporation purchased all of the outstanding shares of Alamo for approximately $88.0 million. The purchase price includes $87.0 million in cash and approximately $1.0 million in acquisition-related costs. Alamo was fully integrated into Frost Bank during the second quarter of 2006.

Summit Bancshares, Inc.  On December 8, 2006, the Corporation acquired Summit Bancshares, Inc. including its subsidiary, Summit Bank, N.A. (“Summit”), a publicly-held bank holding company and bank located in Fort Worth, Texas. The Corporation purchased all of the outstanding shares of Summit for approximately $370.1 million. The total purchase price includes $215.3 million of the Corporation’s common stock (3.8 million shares), $149.7 million in cash and approximately $5.1 million in acquisition-related costs. Upon completion of the acquisition, Summit was fully integrated into Frost Bank.

The total purchase prices paid for the acquisitions of TCB, Alamo and Summit were allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.

	TCB	Alamo	Summit

Cash and cash equivalents	$27,595	$27,281	$110,674
Securities available for sale	15,842	52,499	146,448
Loans, net	64,376	222,887	814,191
Premises and equipment, net	427	10,554	14,994
Core deposit intangible asset	3,355	6,381	20,374
Goodwill	20,126	59,377	275,914
Other assets	3,664	5,506	7,928
Deposits	(101,298)	(280,285)	(973,928)
Other borrowings	—	(11,012)	(39,507)
Other liabilities	(1,992)	(5,203)	(6,952)

	$32,095	$87,985	$370,136

The core deposit intangible assets acquired in these transactions will be amortized using an accelerated method over a period of 10 years. Additional information related to intangible assets and goodwill is included in Note 7 — Goodwill and Other Intangible Assets. Pro forma condensed consolidated results of operations assuming TCB, Alamo and Summit had been acquired at the beginning of the reported periods are not presented because the combined effect of these acquisitions was not considered significant for financial reporting purposes.

Horizon Capital Bank.  On October 7, 2005, the Corporation acquired Horizon Capital Bank (“Horizon”), a privately-held bank headquartered in Houston, Texas. The Corporation purchased all of the outstanding shares of Horizon for approximately $109.3 million. The total purchase price includes $61.4 million of the Corporation’s common stock (1.4 million shares), $46.9 million in cash and approximately $1.0 million in acquisition-related costs. Upon completion of the acquisition, Horizon was fully integrated into Frost Bank.

The total purchase price paid for the acquisition was allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below.

Cash and cash equivalents	$33,559
Securities available for sale	26,963
Loans, net	323,099
Premises and equipment, net	9,201
Core deposit intangible asset	4,856
Goodwill	68,296
Other assets	8,677
Deposits	(319,061)
Other borrowings	(44,000)
Other liabilities	(2,338)

$109,252

The core deposit intangible assets acquired in this transaction will be amortized using an accelerated method over a period of 10 years. Additional information related to intangible assets and goodwill is included in Note 7 — Goodwill and Other Intangible Assets.

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

Note 3 — Securities Held to Maturity and Securities Available for Sale

Year-end securities held to maturity and available for sale consisted of the following:

	December 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Held to Maturity
U.S. government agencies and corporations	$9,096	$87	$14	$9,169	$11,701	$126	$25	$11,802
Other	1,000	—	11	989	1,000	—	12	988

Total	$10,096	$87	$25	$10,158	$12,701	$126	$37	$12,790

Available for Sale
U.S. Treasury	$89,954	$1	$272	$89,683	$84,897	$—	$588	$84,309
U.S. government agencies and corporations	2,946,212	5,507	49,110	2,902,609	2,710,445	6,632	40,974	2,676,103
States and political subdivisions	309,002	2,672	1,298	310,376	268,975	3,741	1,423	271,293
Other	28,285	—	—	28,285	27,406	—	—	27,406

Total	$3,373,453	$8,180	$50,680	$3,330,953	$3,091,723	$10,373	$42,985	$3,059,111

Securities with a carrying value totaling $2.1 billion at both December 31, 2006 and 2005 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2006
Held to Maturity
U.S. government agencies and corporations	$732	$1	$2,869	$13	$3,601	$14
Other	—	—	989	11	989	11

Total	$732	$1	$3,858	$24	$4,590	$25

Available for Sale
U.S. Treasury	$—	$—	$84,708	$272	$84,708	$272
U.S. government agencies and corporations	764,803	3,009	1,593,831	46,101	2,358,634	49,110
States and political subdivisions	61,791	528	34,728	770	96,519	1,298

Total	$826,594	$3,537	$1,713,267	$47,143	$2,539,861	$50,680

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2005
Held to Maturity
U.S. government agencies and corporations	$4,539	$20	$280	$5	$4,819	$25
Other	988	12	—	—	988	12

Total	$5,527	$32	$280	$5	$5,807	$37

Available for Sale
U.S. Treasury	$84,309	$588	$—	$—	$84,309	$588
U.S. government agencies and corporations	$1,086,601	$14,469	$786,339	$26,505	$1,872,940	$40,974
States and political subdivisions	72,361	916	14,070	507	86,431	1,423

Total	$1,243,271	$15,973	$800,409	$27,012	$2,043,680	$42,985

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2006, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities at December 31, 2006 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities, collateralized mortgage obligations and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$—	$—	$214,375	$214,118
Due after one year through five years	1,000	989	105,381	105,909
Due after five years through ten years	—	—	117,997	118,763
Due after ten years	—	—	89,858	89,789
Mortgage-backed securities and collateralized mortgage obligations	9,096	9,169	2,817,557	2,774,089
Equity securities	—	—	28,285	28,285

Total	$10,096	$10,158	$3,373,453	$3,330,953

Sales of securities available for sale were as follows:

	2006	2005	2004

Proceeds from sales	$26,912	$19,812	$597,369
Gross realized gains	117	19	513
Gross realized losses	118	—	3,890

Note 4 — Trading Account Securities

Year-end trading account securities, at estimated fair value, were as follows:

	2006	2005

U.S. Treasury	$8,515	$6,217
States and political subdivisions	891	—

	$9,406	$6,217

The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $2.1 million in 2006, $1.9 million in 2005 and $1.8 million in 2004.

Note 5 — Loans

Year-end loans consisted of the following:

	2006	2005

Commercial and industrial:
Commercial	$3,229,570	$2,610,178
Leases	174,075	148,750
Asset-based	33,856	41,288

Total commercial and industrial	3,437,501	2,800,216
Real estate:
Construction:
Commercial	649,140	590,635
Consumer	114,142	87,746
Land:
Commercial	407,055	301,907
Consumer	5,394	10,369
Commercial mortgages	1,766,469	1,409,811
1-4 family residential mortgages	125,294	95,032
Home equity and other consumer	508,574	460,941

Total real estate	3,576,068	2,956,441
Consumer:
Indirect	3,475	2,418
Student loans held for sale	47,335	51,189
Other	310,752	265,038
Other	27,703	27,201
Unearned discounts	(29,450)	(17,448)

Total loans	$7,373,384	$6,085,055

Concentrations of Credit.  Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2006 and 2005, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Student loans Held for Sale.  Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

Foreign Loans.  The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2006 or 2005.

Related Party Loans.  In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”) totaling $2.5 million at December 31, 2006 and $3.2 million at December 31, 2005. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. During 2006, total principal additions were $6.2 million and total principal reductions were $6.9 million, including $6.0 million in principal repayments and $928 thousand due to changes in related party status.

Non-Performing/Past Due Loans.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $52.2 million at December 31, 2006 and $33.2 million at December 31, 2005. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $2.9 million in 2006, $2.4 million in 2005 and $2.2 million in 2004. Accruing loans past due more than 90 days totaled $10.9 million at December 31, 2006 and $7.9 million at December 31, 2005. There were no restructured loans outstanding during 2006 or 2005.

Impaired Loans.  Year-end impaired loans were as follows:

	2006	2005

Balance of impaired loans with no allocated allowance	$5,933	$8,491
Balance of impaired loans with an allocated allowance	38,254	17,520

Total recorded investment in impaired loans	$44,187	$26,011

Amount of the allowance allocated to impaired loans	$8,729	$8,811

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $29.2 million in 2006, $27.5 million in 2005 and $36.3 million in 2004. No interest income was recognized on these loans subsequent to their classification as impaired.

Loans Acquired Through Transfer.  Approximately $4.7 million of loans acquired in the acquisition of Summit had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments receivable would not be collected on these loans. These loans were recorded at their fair value of $3.2 million with no associated allowance for loan losses in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.

Allowance for Possible Loan Losses.  Activity in the allowance for possible loan losses was as follows:

	2006	2005	2004

Balance at the beginning of the year	$80,325	$75,810	$83,501
Provision for possible loan losses	14,150	10,250	2,500
Allowance for possible loan losses acquired	12,720	3,186	—
Net charge-offs:
Losses charged to the allowance	(18,933)	(15,105)	(20,015)
Recoveries of loans previously charged off	7,823	6,184	9,824

Net charge-offs	(11,110)	(8,921)	(10,191)

Balance at the end of the year	$96,085	$80,325	$75,810

Note 6 — Premises and Equipment

Year-end premises and equipment were as follows:

	2006	2005

Land	$61,835	$56,182
Buildings	151,203	136,594
Furniture and equipment	152,561	133,515
Leasehold improvements	49,316	49,511
Construction in progress	12,932	872

	427,847	376,674
Less accumulated depreciation and amortization	(208,314)	(194,318)

Total premises and equipment, net	$219,533	$182,356

Depreciation and amortization of premises and equipment totaled $16.3 million in 2006, $14.4 million in 2005 and $13.8 million in 2004.

Note 7 — Goodwill and Other Intangible Assets

Goodwill.  Goodwill totaled $524.1 million at December 31, 2006 and $169.0 million at December 31, 2005. During 2006, the Corporation recorded goodwill totaling $355.4 million in connection with the acquisitions of TCB, Alamo and Summit. During 2005, the Corporation recorded goodwill totaling $68.6 million in connection with the acquisition of Horizon. During 2006, this goodwill was reduced $283 thousand as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed. During the second quarter of 2005, the Corporation wrote-off goodwill totaling $2.0 million in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency. The Corporation recorded goodwill totaling $3.5 million in 2004 in connection with insurance agency acquisitions. See Note 2 — Mergers and Acquisitions.

Other Intangible Assets.  Other intangible assets were as follows:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

December 31, 2006
Core deposits	$66,253	$(30,475)	$35,778
Customer relationships	3,914	(2,026)	1,888
Non-compete agreements	1,793	(979)	814

	$71,960	$(33,480)	$38,480

December 31, 2005
Core deposits	$52,551	$(41,436)	$11,115
Customer relationships	3,914	(1,475)	2,439
Non-compete agreements	3,310	(1,961)	1,349

	$59,775	$(44,872)	$14,903

During 2006, the Corporation recorded core deposit intangibles totaling $30.1 million in connection with the acquisitions of TCB, Alamo and Summit. During the fourth quarter of 2005, the Corporation recorded a core deposit intangible totaling $5.8 million in connection with the acquisition of Horizon. During 2006, the core deposit intangible recorded in connection with the acquisition of Horizon was reduced $905 thousand based upon a final determination of its value. See Note 2 — Mergers and Acquisitions. During the second quarter of 2005, the Corporation wrote-off certain customer relationship intangibles totaling $147 thousand in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency.

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $5.6 million in 2006, $4.9 million in 2005 and $5.3 million in 2004. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2006 is as follows:

2007	$8,829
2008	7,268
2009	5,734
2010	4,483
2011	3,737
Thereafter	8,429

$38,480

Note 8 — Deposits

Year-end deposits were as follows:

	2006	2005

Non-interest-bearing demand deposits:
Commercial and individual	$3,384,232	$2,945,366
Correspondent banks	237,463	458,821
Public funds	78,006	80,745

Total non-interest-bearing demand deposits	3,699,701	3,484,932
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,470,792	1,320,781
Money market accounts	3,393,961	2,761,944
Time accounts under $100,000	612,466	431,741
Time accounts of $100,000 or more	791,699	534,151
Public funds	419,290	612,845

Total interest-bearing deposits	6,688,208	5,661,462

Total deposits	$10,387,909	$9,146,394

At December 31, 2006 and 2005, interest-bearing public funds deposits included $127.0 million and $314.3 million in savings and interest checking accounts, $97.8 million and $84.4 million in money market accounts, $6.6 million and $6.1 million in time accounts under $100 thousand, and $187.9 million and $208.0 million in time accounts of $100 thousand or more, respectively.

The Corporation had approximately $64.1 million and $44.1 million of non-interest-bearing demand deposits at December 31, 2006 and 2005 that were received under a contractual relationship assumed in connection with the acquisition of Horizon. Deposits from foreign sources, primarily Mexico, totaled $711.0 million and $641.2 million at December 31, 2006 and 2005. Deposits from certain directors, executive officers and their affiliates totaled $41.9 million and $49.4 million at December 31, 2006 and 2005.

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2006 were as follows:

2007	$1,358,650
2008	190,613
2009	34,389
2010	14,397
2011	679
Thereafter	—

$1,598,728

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2006, were as follows:

Due within 3 months or less	$392,449
Due after 3 months and within 6 months	231,662
Due after 6 months and within 12 months	259,550
Due after 12 months	95,967

$979,628

Note 9 — Borrowed Funds

Line of Credit.  Cullen/Frost has available a $25 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2006 or 2005.

Federal Home Loan Bank Advances.  Federal Home Loan Bank (FHLB) advances totaled $36.4 million and $38.6 million at December 31, 2006 and 2005. The advances mature at varying dates through 2013 and had a weighted-average rate of 4.38% and 4.00% at December 31, 2006 and 2005. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.

Scheduled minimum future principal payments on Federal Home Loan Bank advances at December 31, 2006 were as follows:

2007	$25,220
2008	4,569
2009	16
2010	6,517
2011	19
Thereafter	25

$36,366

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase.  Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $45.5 million and $30.2 million at December 31, 2006 and 2005. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $818.7 million and $710.3 million at December 31, 2006 and 2005.

Subordinated Notes Payable.  In August 2001, Frost Bank issued $150 million of subordinated notes that mature in 2011 and bear interest at 6.875%, per annum, which is payable semi-annually. The notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both Frost Bank and Cullen/Frost. Proceeds from the sale of the notes were used for general corporate purposes. The principal balance of the notes was $150.0 million at December 31, 2006 and 2005, while unamortized debt issuance costs, which are included in other assets, totaled $621 thousand and $756 thousand at those dates.

Junior Subordinated Deferrable Interest Debentures.  The Corporation has issued a total of $242.3 million of junior subordinated deferrable interest debentures to four wholly owned Delaware statutory business trusts, Cullen/Frost Capital Trust I (“Trust I”), Cullen/Frost Capital Trust II (“Trust II”), Alamo Corporation of Texas Trust I (“Alamo Trust”) and Summit Bancshares Statutory Trust I (“Summit Trust”). The trusts are considered variable interest entities for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Corporation’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with these trusts are presented below.

In February 1997, Trust I issued $100 million of 8.42% trust preferred securities, which represent preferred beneficial interests in the assets of the trust. The trust preferred securities will mature on February 1, 2027, and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after February 1, 2007, and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable semi-annually in arrears on February 1 and August 1 of each year. Trust I also issued $3.1 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $103.1 million of 8.42% junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

In February 2004, Trust II issued $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 6.94% and 5.96% at December 31, 2006 and 2005) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

Alamo Trust is a Delaware statutory trust formed in 2002 for the purpose of issuing $3.0 million in trust preferred securities. Alamo Trust was acquired by Cullen/Frost through the acquisition of Alamo on February 28, 2006. The trust preferred securities will mature on January 7, 2033 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after January 7, 2008 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. Alamo Trust also issued $93 thousand of common equity securities to Alamo. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $3.1 million of floating rate (three-month LIBOR plus a margin of 3.30%, which was equal to 8.67% at December 31, 2006) junior subordinated deferrable interest debentures issued by Alamo, which have terms substantially similar to the trust preferred securities.

Summit Trust is a Delaware statutory trust formed in 2004 for the purpose of issuing $12.0 million in trust preferred securities. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares on December 8, 2006. The trust preferred securities will mature on July 7, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after July 7, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 7, April 7, July 7 and October 7 of each year. Summit Trust also issued $372 thousand of common equity securities to Summit. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $12.4 million of floating rate (three-month LIBOR plus a margin of 2.65%, which was equal to 8.02% at December 31, 2006) junior subordinated deferrable interest debentures issued by Summit, which have terms substantially similar to the trust preferred securities.

The Corporation has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period in the case of the debentures issued to Trust I, and a period of up to twenty consecutive quarterly periods with respect to each deferral period in the case of the debentures issued to Trust II, Alamo Trust and Summit Trust. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Corporation has elected to defer interest on the debentures, the Corporation may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Corporation on a limited basis. The Corporation also entered into or assumed agreements with the trusts as to expenses and liabilities pursuant to which the Corporation has agreed, on a subordinated basis, to pay any costs, expenses or liabilities of each trust other than those arising under the trust preferred securities. The obligations of the Corporation under the junior subordinated debentures, the related indentures, the trust agreements establishing the trusts, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Corporation of each trust’s obligations under the trust preferred securities.

Despite the fact that the accounts of Trust I, Trust II, Alamo Trust and Summit Trust are not included in the Corporation’s consolidated financial statements, the $235 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $235 million in trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

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

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.0 billion and $3.3 billion at December 31, 2006 and 2005.

Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $254.8 million and $241.6 million at December 31, 2006 and 2005.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At December 31, 2006 and 2005, the Corporation had deferred standby letter of credit fees totaling $1.2 million and $1.3 million, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Credit Card Guarantees.  The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2006 and 2005, the guarantees totaled $10.4 million and $9.5 million, of which amounts, $5.5 million and $5.9 million were fully collateralized.

Securities Lending.  The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the

Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $2.1 billion at December 31, 2006. At December 31, 2006, the Corporation held liquid assets with a fair value of $2.2 billion as collateral for these agreements.

Lease Commitments.  The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $16.2 million in 2006, $13.1 million in 2005 and $13.1 million in 2004. Future minimum lease payments due under non-cancelable operating leases at December 31, 2006 were as follows:

2007	$15,175
2008	14,676
2009	12,275
2010	9,153
2011	7,279
Thereafter	31,545

$90,103

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2006, were $2.0 million.

The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $810 thousand in 2006, $758 thousand in 2005 and $823 thousand in 2004. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

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

	2006	2005	2004

Weighted-average shares outstanding for basic earnings per share	55,467	52,481	51,651
Dilutive effect of stock options and non-vested stock awards	1,175	1,322	1,489

Weighted-average shares outstanding for diluted earnings per share	56,642	53,803	53,140

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

Stock Repurchase Plans.  The Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, during 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million, all of which occurred during the first quarter. No shares were repurchased during 2006. Over the life of the plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million.

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the funded status of the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $235 million of trust preferred securities issued by Trust I, Trust II, Alamo Trust and Summit Trust (see Note 9 — Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $150 million of 6.875% subordinated notes payable and a permissible portion of the allowance for possible loan losses.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

					Required to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,332,744	13.43%	$793,889	8.00%	N/A	N/A
Frost Bank	1,234,583	12.45	793,555	8.00	$991,944	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,116,659	11.25	396,944	4.00	N/A	N/A
Frost Bank	1,018,498	10.27	396,778	4.00	595,166	6.00
Leverage Ratio
Cullen/Frost	1,116,659	9.56	467,275	4.00	N/A	N/A
Frost Bank	1,018,498	8.73	466,835	4.00	583,543	5.00
December 31, 2005
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,273,702	14.94%	$682,154	8.00%	N/A	N/A
Frost Bank	991,846	11.64	681,703	8.00	$852,129	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,043,377	12.24	341,077	4.00	N/A	N/A
Frost Bank	761,521	8.94	340,852	4.00	511,277	6.00
Leverage Ratio
Cullen/Frost	1,043,377	9.62	433,819	4.00	N/A	N/A
Frost Bank	761,521	7.03	433,269	4.00	541,586	5.00

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

Dividend Restrictions.  In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2006, Frost Bank could pay dividends of up to $180.6 million to Cullen/Frost without prior regulatory approval and without adversely affecting its “well capitalized” status.

Note 13 — Employee Benefit Plans

Retirement Plans

Profit Sharing Plans.  On January 1, 2002, the Corporation adopted a profit-sharing plan that replaced its defined benefit plan. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation based upon the fiscal year profitability. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. Expense related to this plan totaled $8.7 million in 2006, $8.8 million in 2005 and $8.1 million in 2004.

The Corporation maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan totaled $393 thousand in 2006, $439 thousand in 2005 and $491 thousand in 2004.

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

The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2006	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$126,766	$114,630	$108,436
Interest cost	7,180	6,766	6,658
Actuarial (gain) loss	(134)	9,189	3,255
Benefits paid	(3,949)	(3,819)	(3,719)

Benefit obligation at end of year	129,863	126,766	114,630
Change in plan assets:
Fair value of plan assets at beginning of year	83,204	77,143	70,608
Actual return on plan assets	8,023	4,440	4,624
Employer contributions	4,458	5,440	5,630
Benefits paid	(3,949)	(3,819)	(3,719)

Fair value of plan assets at end of year	91,736	83,204	77,143

Funded status of the plan at end of year	38,127	43,562	37,487
Unrecognized net actuarial loss	—	(44,560)	(34,947)

Accrued benefit (asset) liability recognized	$38,127	$(998)	$2,540

Accumulated benefit obligation at end of year	$129,863	$126,766	$114,630

Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2006	2005	2006	2005

Projected benefit obligation	$115,187	$112,928	$14,676	$13,838
Accumulated benefit obligation	115,187	112,928	14,676	13,838
Fair value of plan assets	91,736	83,204	—	—

The components of the combined net periodic benefit cost for the Corporation’s defined benefit pension plans were as follows:

	2006	2005	2004

Expected return on plan assets, net of expenses	$(7,454)	$(7,008)	$(6,321)
Interest cost on projected benefit obligation	7,180	6,766	6,658
Net amortization and deferral	2,997	2,146	1,865

Net periodic benefit cost	$2,723	$1,904	$2,202

Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2006	2005	2004

Net actuarial gain (loss)	$3,701	$(9,613)	$(3,064)
Deferred tax (expense) benefit	(1,295)	3,365	1,072

Other comprehensive income (loss), net of tax	$2,406	$(6,248)	$(1,992)

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $2.7 million of the net actuarial loss reported in the following table as of December 31, 2006 as a component of net periodic benefit cost during 2007.

	2006	2005

Net actuarial loss	$(40,859)	$(44,560)
Deferred tax benefit	14,301	15,596

Amounts included in accumulated other comprehensive loss, net of tax	$(26,558)	$(28,964)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2006	2005	2004

Benefit obligations:
Discount rate	5.85%	5.75%	6.00%
Net periodic benefit cost:
Discount rate	5.75%	6.00%	6.25%
Expected return on plan assets	8.75	8.75	8.75

The asset allocation of the Corporation’s Retirement Plan as of year-end is presented in the following table. The Corporation’s Restoration Plan is unfunded.

	2006	2005

Equity securities	73.7%	71.4%
Debt securities (fixed income)	20.8	25.4
Cash and cash equivalents	5.5	3.2

Total	100.0%	100.0%

Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2006, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset mix of approximately 70% invested in equity securities, approximately 30% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.75% in the determination of the net periodic benefit cost for 2006. This assumption is supported by a 15 year historical annualized return for a quarterly rebalanced portfolio with allocation targets of: (i) 65% equity securities (invested in the Wilshire 5000 equity index), (ii) 30% fixed income debt securities (invested in the Lehman Brothers bond index) and (iii) 5% cash equivalents. The expected long-term rate of return for this investment strategy is reduced by 70 basis points for trustee and investment expenses and administrative fees.

The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not invest in real estate, commodities, or private investments. The plans may lend certain securities to creditworthy brokers. The brokers must provide collateral equal to or in excess of 100% of the fair value of the securities borrowed.

As of December 31, 2006, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2007	$4,176
2008	4,967
2009	5,401
2010	5,762
2011	6,530
2012 through 2016	38,061

$64,897

The Corporation expects to contribute $4.5 million to the defined benefit plans during 2007.

Supplemental Executive Retirement Plan.  The Corporation maintains a supplemental executive retirement plan (“SERP”) for one active key executive. The plan provides for target retirement benefits, as a percentage of pay, beginning at age 55. The target percentage is 45 percent of pay at age 55, increasing to 60 percent at age 60 and later. Benefits under the SERP are reduced, dollar-for-dollar, by benefits received under the profit sharing, non-qualified profit sharing, defined benefit retirement and restoration plans, described above, and any social security benefits.

Post-Retirement Healthcare Benefits.  The Corporation provides post-retirement healthcare benefits to certain former employees. The related unfunded benefit obligations totaled $973 thousand and $3.6 million at December 31, 2006 and 2005. Of these amounts, $973 thousand and $2.0 million had been recognized in the Corporation’s consolidated balance sheets at December 31, 2006 and 2005. The net periodic benefit cost totaled $420 thousand in 2006, $394 thousand in 2005, and $309 thousand in 2004. The Corporation’s share of benefits paid under the plan totaled $1.2 million in 2006 and $594 thousand in 2005. The discount rates used to determine the benefit obligations were 5.85% and 5.75% at December 31, 2006 and 2005. The discount rates used to determine the net periodic benefit cost was 5.75% for 2006, 6.00% for 2005 and 6.25% for 2004. The assumed health care cost trend rate for 2007 is 8.00%; however, the ultimate trend rate is expected to be 5.00%, which is expected to be achieved by 2010. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service cost and interest cost components of the net periodic benefit cost or the accumulated post-retirement benefit obligation. The Corporation’s contributions related to post-retirement health care benefits are expected to be $258 thousand in 2007. Future benefit payments are expected to be less than $300 thousand in 2007 with a diminishing annual amount through 2016.

Amounts related to the Corporation’s post-retirement healthcare benefit plan recognized in other comprehensive income during 2006 totaled $661 thousand, or $429 thousand net of tax expense of $232 thousand. No amounts related to the Corporation’s post-retirement healthcare benefit plan were recognized in other comprehensive income during 2005 or 2004. Amounts related to the Corporation’s post-retirement healthcare benefit plan included in accumulated other comprehensive income at December 31, 2006 totaled $429 thousand, ($661 thousand net of tax of $232 thousand), of which amount, the Corporation expects to recognize approximately $103 thousand as a component of net periodic benefit cost during 2007.

Savings Plans

401(k) Plan and Thrift Incentive Plan.  The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $7.7 million in 2006, $6.3 million in 2005 and $5.9 million in 2004. The Corporation’s matching contribution is initially invested in Cullen/Frost common stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan totaled $72 thousand in 2006, $63 thousand in 2005 and $60 thousand in 2004.

Stock Compensation Plans

The Corporation has three active executive stock plans (the 1992 Stock Plan, the 2001 Stock Plan and the 2005 Omnibus Incentive Plan) and one active outside director stock plan (the 1997 Director Stock Plan). The executive stock plans were established to help the Corporation retain and motivate key employees, while the outside director stock plan was established as a means to compensate outside directors for their service to the Corporation. All of the plans have been approved by the Corporation’s shareholders. The Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.

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

Options awarded under the 1997 Directors Plan during the periods presented have a six-year life with immediate vesting. Options awarded prior to 2001 under the 1997 Directors Plan have a ten-year life with immediate vesting. Options related to other plans awarded since 1999 have a six-year life with a three-year-cliff vesting period. Options awarded in 1998 have a ten-year life with a three-year-cliff vesting period. In general, options awarded prior to 1998 have a ten-year life with a five-year vesting period. Beginning in October 2005, options awarded under the 2005 Plan have a ten-year life and vest in equal annual installments over a four-year period. Non-vested stock awards are generally awarded with a four-year cliff vesting period.

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

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

		Non-Vested Stock
		Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant-Date	Number of	Exercise
	for Grant	Shares	Fair Value	Shares	Price

Balance, January 1, 2004	1,920,573	131,103	$35.84	6,897,900	$26.97
Granted	(783,200)	67,100	47.29	716,100	47.16
Stock options exercised	—	—	—	(1,547,650)	23.26
Stock awards vested	—	(1,223)	37.72	—	—
Forfeited	22,400	—	—	(22,400)	31.77
Canceled	—	—	—	—	—

Balance, December 31, 2004	1,159,773	196,980	39.73	6,043,950	30.29
Shares authorized — 2005 Plan	4,000,000	—	—	—	—
Granted	(906,100)	52,100	50.01	854,000	49.68
Stock options exercised	—	—	—	(1,419,500)	23.03
Stock awards vested	—	(2,223)	33.25	—	—
Forfeited	84,005	(305)	35.95	(83,700)	27.10
Canceled	(1,131,278)	—	—	—	—

Balance, December 31, 2005	3,206,400	246,552	41.97	5,394,750	34.61
Granted	(889,400)	52,100	57.88	837,300	57.68
Stock options exercised	—	—		(1,572,230)	27.16
Stock awards vested	—	(61,546)	33.46	—	—
Forfeited	115,931	(1,306)	38.30	(114,625)	47.51
Canceled	(46,906)	—	—	—	—

Balance, December 31, 2006	2,386,025	235,800	47.72	4,545,195	41.19

Other information regarding options outstanding and exercisable as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
			Weighted-
			Average		Weighted-
		Weighted-	Remaining		Average
Range of	Number of	Average	Contractual	Number of	Exercise
Exercise Prices	Shares	Exercise Price	Life in Years	Shares	Price

$20.00 - $25.00	981,070	$24.10	1.12	981,070	$24.10
25.01 - 30.00	140,000	26.89	1.82	140,000	26.89
30.01 - 35.00	417,000	32.96	2.07	417,000	32.96
35.01 - 40.00	714,900	37.93	2.53	714,900	37.93
40.01 - 45.00	35,000	42.76	3.52	30,000	43.08
45.01 - 50.00	691,700	47.33	3.88	37,500	46.22
50.01 - 55.00	729,725	50.03	8.78	187,900	50.03
55.01 - 60.00	835,800	57.68	9.72	20,000	56.90

Total	4,545,195	41.19	4.70	2,528,370	32.37

Proceeds from stock option exercises totaled $42.7 million in 2006, $35.8 million in 2005 and $36.0 million in 2004. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During 2006, 1,006,494 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 565,736 shares were issued from available treasury stock. During the 2005 and 2004, all shares issued in connection with stock option exercises and non-vested stock awards were issued from available treasury stock.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $68.1 million and $59.3 million at December 31, 2006. The total intrinsic value of stock options exercised was $45.6 million in 2006, $32.5 million in 2005 and $32.9 million in 2004. The total fair value of share awards vested was $3.3 million during 2006, $114 thousand in 2005 and $53 thousand in 2004.

Stock-based Compensation Expense.  As stated in Note 1 — Significant Accounting Policies, the Corporation adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires that stock-based compensation to employees be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Corporation, is the date of the grant. As a result of applying the provisions of SFAS 123R during 2006, the Corporation recognized additional stock-based compensation expense related to stock options of $6.6 million, or $4.3 million net of tax. The increase in stock-based compensation expense related to stock options, resulted in a $0.08 decrease in both basic and diluted earnings per share during 2006. Cash flows from financing activities for 2006 included $16.2 million in cash inflows from excess tax benefits related to stock compensation. Such cash flows were previously reported as operating activities.

Stock-based compensation expense totaled $9.2 million in 2006, $2.0 million in 2005 and $1.4 million in 2004. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $3.2 million in 2006, $695 thousand in 2005 and $482 thousand in 2004. Unrecognized stock-based compensation expense related to stock options totaled $16.7 million at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.6 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $6.5 million at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.2 years.

Valuation of Stock-Based Compensation.  The fair value of the Corporation’s employee stock options granted is estimated on the measurement date, which, for the Corporation, is the date of grant. Prior to the fourth quarter of 2006, the fair value of stock options was estimated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted was $12.69 for options granted prior to the fourth quarter of 2006, $11.09 for 2005 and $10.72 for 2004. The Corporation estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted prior to the fourth quarter of 2006 are detailed in the table below:

	2006	2005	2004

Risk-free interest rate	4.93%	4.20%	3.35%
Dividend yield	2.49%	2.53%	2.25%
Expected market price volatility	23.0%	23.0%	27.0%
Expected term	5.1 Years	6.1 Years	5.0 Years

During the fourth quarter of 2006, the Corporation changed its methodology for estimating the fair value of stock options granted from the Black-Scholes option-pricing model to a binomial lattice-based valuation model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. The Corporation’s employee stock options have characteristics that are significantly different from those of publicly traded options in that the Corporation’s stock options are not transferable and are frequently exercised well in advance of expiration. Additionally, the Black-Scholes option-pricing model does not allow for the use of dynamic assumptions about interest rates, expected volatility and expected dividends, among other things. Because of the limitations of the Black-Scholes options-pricing model, SFAS 123R indicates that the use of a more complex binomial lattice-based valuation model that takes into account employee exercise patterns based on changes in the Corporation’s stock price and other variables, and allows for the use of other dynamic assumptions, may result in a better valuation of employee stock options. Accordingly, management concluded that the use of a binomial lattice-based model provides fair value estimates that better achieve the fair value measurement objective of SFAS 123R. As a result of the change to a binomial lattice-based model, the amount of stock-based compensation expense the Corporation expects to recognize over the requisite service period of the stock options granted during the fourth quarter of 2006 is approximately $1.7 million less than what would have otherwise been recognized had the Corporation continued to use the Black-Scholes option-pricing model.

The weighted-average fair value of stock options granted during the fourth quarter of 2006, estimated using a binomial lattice-based valuation model, was $11.97. The assumptions used to determine the fair value of options granted during the fourth quarter of 2006 are detailed in the table below.

Risk-free interest rate	0.43% to 11.84%
Weighted-average risk-free interest rate	4.71%
Dividend yield	2.50%
Expected market price volatility	15.3% to 27.9%
Weighted-average expected market price volatility	25.7%
Expected term	5.2 to 7.0 Years
Weighted-average expected term	5.6 Years

Expected volatility is based on the short-term historical volatility (estimated over the most recent two years) and the long-term historical volatility (estimated over a period at least equal to the contractual term of the options) of the Corporation’s stock, and other factors. A variance targeting methodology is utilized to estimate the convergence, or mean reversion, from short-term to long-term volatility within the model. In estimating the fair value of stock options under the binomial lattice-based valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. The range of expected term results from certain groups of employees exhibiting different behavior.

The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the measurement date, which, for the Corporation, is the date of the award.

Pro Forma Net Income and Earnings Per Common Share.  The following pro forma information presents net income and earnings per share for 2005 and 2004 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and stock awards is amortized to expense over the related vesting periods.

	2005	2004

Net income, as reported	$165,423	$141,325
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,291	895
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,296)	(5,586)

Pro forma net income	$161,418	$136,634

Earnings per common share:
Basic — as reported	$3.15	$2.74
Basic — pro forma	3.08	2.65
Diluted — as reported	3.07	2.66
Diluted — pro forma	3.00	2.57

Note 14 — Other Non-Interest Income and Expense

Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2006	2005	2004

Other non-interest income:
Check card income	$12,095	$9,401	$7,398
Other	31,733	32,999	25,906

Total	$43,828	$42,400	$33,304

Other non-interest expense:
Legal and other professional fees	$17,180	$12,102	$9,653
Advertising, promotions and public relations	10,982	11,293	9,619
Stationary, printing and supplies	7,195	6,143	5,566
Outside computer services	4,030	10,310	10,370
Other	67,335	59,645	54,115

Total	$106,722	$99,493	$89,323

Note 15 — Income Taxes

Income tax expense was as follows:

	2006	2005	2004

Current income tax expense	$93,082	$78,410	$62,374
Deferred income tax expense (benefit)	(1,266)	555	5,319

Income tax expense	$91,816	$78,965	$67,693

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2006	2005	2004

Income tax expense computed at the statutory rate	$99,892	$85,536	$73,156
Effect of tax-exempt interest	(6,482)	(4,986)	(3,680)
Bank owned life insurance income	(1,443)	(1,377)	(1,445)
Other	(151)	(208)	(338)

Income tax expense, as reported	$91,816	$78,965	$67,693

Year-end deferred taxes were as follows:

	2006	2005

Deferred tax assets:
Allowance for possible loan losses	$32,339	$27,701
Building modification reserve	1,268	1,387
Gain on sale of assets	2,899	2,995
Net unfunded liability for defined benefit post-retirement benefit plans	14,069	15,596
Net unrealized loss on securities available for sale and effective cash flow hedging derivatives	15,488	11,564
Reserve for medical insurance	2,436	2,804
Dollar-roll repurchase agreements	1,440	1,920
Other	8,620	4,521

Total gross deferred tax assets	78,559	68,488
Deferred tax liabilities:
Prepaid expenses	(1,227)	(1,182)
Intangible assets	(14,018)	(3,953)
Federal Home Loan Bank stock dividends	(1,069)	(967)
Retirement plan	(2,143)	(1,525)
Premises and equipment	(2,964)	(1,784)
Other	(2,769)	(1,644)

Total gross deferred tax liabilities	(24,190)	(11,055)

Net deferred tax asset	$54,369	$57,433

No valuation allowance for deferred tax assets was recorded at December 31, 2006 and 2005 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

Note 16 — Other Comprehensive Income

Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to net other comprehensive income (loss) is as follows:

	2006	2005	2004

Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain/loss during the period	$(9,888)	$(50,951)	$(29,307)
Reclassification adjustment for (gains) losses included in income	1	(19)	3,377
Change in funded status of defined benefit post-retirement benefit plans	4,362	(9,613)	(3,064)
Change in accumulated gain/loss on effective cash flow hedging derivatives	(1,322)	(430)	—

	(6,847)	(61,013)	(28,994)
Deferred tax benefit	2,397	21,355	10,147

Net other comprehensive loss	$(4,450)	$(39,658)	$(18,847)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2006	2005

Net unfunded liability for defined benefit post-retirement benefit plans	$(26,129)	$(28,964)
Net unrealized gain (loss) on securities available for sale	(27,625)	(21,198)
Accumulated loss on effective cash flow hedging derivatives	(1,138)	(280)

	$(54,892)	$(50,442)

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

The Corporation also has three interest rate floor contracts with a total notional amount of $1.3 billion. The interest rate floor contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.3 billion of variable-rate loans outstanding throughout the 36-month period beginning on December 15, 2005 and ending on December 15, 2008 from the risk of a decrease in those cash flows to a level such that the yield on the underlying loans would be less than a range of 6.00% to 7.00%, depending upon the applicable floor contract.

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

	2006		2005
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$15,337	$182	$163,068	$1,513
Commercial loan/lease interest rate caps	—	—	4,810	41
Interest rate swaps related to subordinated notes	—	—	300,000	450
Interest rate derivatives designated as hedges of cash flows:
Interest rate floors on variable-rate loans	1,300,000	366	1,300,000	1,702
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	200,910	3,320	138,546	2,409
Commercial loan/lease interest rate swaps	200,910	(3,320)	138,546	(2,409)
Commercial loan/lease interest rate caps	17,500	5	19,375	24
Commercial loan/lease interest rate caps	17,500	(5)	19,375	(24)
Commercial loan/lease interest rate floors	17,500	8	19,375	53
Commercial loan/lease interest rate floors	17,500	(8)	19,375	(53)

The weighted-average receive and pay interest rates for interest rate swaps and the weighted-average strike rates for interest rate caps and floors outstanding at December 31, 2006 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate	Strike
	Paid	Received	Rate

Interest rate swaps:
Commercial loan/lease interest rate swaps	4.68%	5.35%	—
Non-hedging interest rate swaps	5.56	5.56	—
Interest rate caps and floors:
Interest rate floors on variable-rate loans	—	—	6.00%
Non-hedging commercial loan/lease interest rate caps	—	—	6.00
Non-hedging commercial loan/lease interest rate floors	—	—	4.17

Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee.

The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation’s credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $2.4 million at December 31, 2006. This credit exposure was primarily related to bank customers. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax loss on the floor contracts included in accumulated other comprehensive income totaled $1.1 million at December 31, 2006.

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

The notional amounts and estimated fair values of commodity derivative positions outstanding at December 31, 2006 and December 31, 2005 are presented in the following table. The estimated fair values are based on quoted market prices.

		December 31, 2006		December 31, 2005
	Notional	Notional	Estimated	Notional	Estimated
	Units	Amount	Fair Value	Amount	Fair Value

Commodity swaps:
Oil	Barrels	27	$36	—	$—
Oil	Barrels	27	(29)	—	—
Natural gas	MMBTUs	600	952	130	267
Natural gas	MMBTUs	600	(953)	130	(261)
Commodity options:
Oil	Barrels	566	1,837	117	155
Oil	Barrels	566	(1,835)	117	(155)
Natural gas	MMBTUs	1,440	1,006	500	594
Natural gas	MMBTUs	1,440	(1,006)	500	(594)

Foreign Currency Derivatives.  The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2006 and 2005.

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

The year-end estimated fair values of financial instruments were as follows:

	2006		2005
	Carrying	Estimated Fair	Carrying	Estimated
	Amount	Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$1,444,585	$1,444,585	$1,913,428	$1,913,428
Securities	3,350,455	3,350,517	3,078,029	3,078,118
Loans	7,373,384	7,364,545	6,085,055	6,080,469
Allowance for loan losses	(96,085)	—	(80,325)	—

Net loans	7,277,299	7,364,545	6,004,730	6,080,469
Cash surrender value of life insurance policies	111,742	111,742	102,604	102,604
Commercial loan/lease interest rate swaps on loans designated as hedges of fair value	182	182	1,513	1,513
Commercial loan/lease interest rate caps on loans designated as hedges of fair value	—	—	41	41
Interest rate swaps related to subordinated notes	—	—	450	450
Interest rate floors on variable-rate loans designated as hedges of cash flows	366	366	1,702	1,702
Non-hedging commercial loan/lease interest rate swaps caps and floors	3,333	3,333	2,486	2,486
Commodity and foreign exchange derivatives	3,831	3,831	1,016	1,016
Accrued interest receivable	63,824	63,824	50,936	50,936
Financial liabilities:
Deposits	10,387,909	10,389,906	9,146,394	9,144,011
Federal funds purchased and repurchase agreements	864,190	864,190	740,529	740,529
Junior subordinated deferrable interest debentures	242,270	246,708	226,805	234,022
Subordinated notes payable and other borrowings	186,366	195,319	188,617	199,700
Non-hedging commercial loan/lease interest rate swaps caps and floors	3,333	3,333	2,486	2,486
Commodity and foreign exchange derivatives	3,823	3,823	1,010	1,010
Accrued interest payable	30,170	30,170	24,476	24,476

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

Financial results by operating segment were as follows:

	Banking	FMG		Non-Banks	Consolidated

2006
Net interest income (expense)	$464,032	$22,519		$(17,388)	$469,163
Provision for possible loan losses	14,147	3		—	14,150
Non-interest income	161,079	78,401		1,267	240,747
Non-interest expense	340,224	66,056		4,073	410,353

Income (loss) before income taxes	270,740	34,861		(20,194)	285,407
Income tax expense (benefit)	86,599	12,209		(6,992)	91,816

Net income (loss)	$184,141	$22,652		$(13,202)	$193,591

Revenues from (expenses to) external customers	$625,111	$100,920		$(16,121)	$709,910

Average assets (in millions)	$11,522	$44	(1)	$15	$11,581

2005
Net interest income (expense)	$392,189	$13,962		$(14,885)	$391,266
Provision for possible loan losses	10,177	73		—	10,250
Non-interest income	158,474	70,700		1,205	230,379
Non-interest expense	304,965	58,948		3,094	367,007

Income (loss) before income taxes	235,521	25,641		(16,774)	244,388
Income tax expense (benefit)	76,344	8,975		(6,354)	78,965

Net income (loss)	$159,177	$16,666		$(10,420)	$165,423

Revenues from (expenses to) external customers	$550,663	$84,662		$(13,680)	$621,645

Average assets (in millions)	$10,080	$47	(1)	$16	$10,143

2004
Net interest income (expense)	$338,555	$4,991		$(12,108)	$331,438
Provision for possible loan losses	2,498	2		—	2,500
Non-interest income	158,977	64,586		1,547	225,110
Non-interest expense	289,452	52,657		2,921	345,030

Income (loss) before income taxes	205,582	16,918		(13,482)	209,018
Income tax expense (benefit)	67,838	5,921		(6,066)	67,693

Net income (loss)	$137,744	$10,997		$(7,416)	$141,325

Revenues from (expenses to) external customers	$497,532	$69,577		$(10,561)	$556,548

Average assets (in millions)	$9,590	$13	(1)	$16	$9,619

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $23.2 billion, $18.1 billion and $17.1 billion, at December 31, 2006, 2005 and 2004.

Note 20 — Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Statements of Income

	Year Ended December 31,
	2006	2005	2004

Income:
Dividend income	$101,173	$186,294	$74,592
Interest and other income	4,195	2,422	800

Total income	105,368	188,716	75,392
Expenses:
Interest expense	17,402	14,908	12,144
Salaries and employee benefits	1,798	1,089	2,488
Other	3,523	2,757	2,649

Total expenses	22,723	18,754	17,281

Income before income taxes and equity in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	82,645	169,962	58,111
Income tax benefit	7,626	6,843	6,190
Equity in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	103,320	(11,382)	77,024

Net income	$193,591	$165,423	$141,325

Condensed Balance Sheets

	December 31,
	2006	2005

Assets:
Cash	$103,654	$124,167
Resell agreements	500	156,976

Total cash and cash equivalents	104,154	281,143
Investment in subsidiaries	1,524,393	931,051
Other assets	5,139	5,701

Total assets	$1,633,686	$1,217,895

Liabilities:
Junior subordinated deferrable interest debentures	$242,270	$226,805
Accrued interest payable and other liabilities	14,533	8,854

Total liabilities	256,803	235,659
Shareholders’ Equity	1,376,883	982,236

Total liabilities and shareholders’ equity	$1,633,686	$1,217,895

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004

Operating Activities:
Net income	$193,591	$165,423	$141,325
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) distributions in excess of earnings of subsidiaries	(103,320)	11,382	(77,024)
Stock-based compensation	9,240	1,986	1,377
Tax benefits from stock-based compensation	—	11,371	11,524
Excess tax benefits from stock-based compensation	(15,625)	—	—
Net change in other assets and other liabilities	23,697	(5,889)	(3,127)

Net cash from operating activities	107,583	184,273	74,075
Investing Activities:
Net cash paid in acquisitions	(100,074)	(13,297)	—
Capital contributions to subsidiaries	(164,760)	(33,623)	(3,712)

Net cash from investing activities	(264,834)	(46,920)	(3,712)
Financing Activities:
Proceeds from junior subordinated deferrable interest debentures	—	—	123,712
Proceeds from stock option exercises	42,703	35,805	36,006
Excess tax benefits from stock-based compensation	15,625	—	—
Purchase of treasury stock	(4,666)	(14,972)	(65,212)
Cash dividends paid	(73,400)	(61,499)	(53,782)

Net cash from financing activities	(19,738)	(40,666)	40,724

Net change in cash and cash equivalents	(176,989)	96,687	111,087
Cash and cash equivalents at beginning of year	281,143	184,456	73,369

Cash and cash equivalents at end of year	$104,154	$281,143	$184,456

Note 21 — New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Corporation adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Corporation’s financial statements are more fully discussed in Note 13 — Employee Benefit Plans.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not significantly impact the Corporation’s financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Corporation was required to recognize the funded status of its defined benefit post-retirement benefit plans in its financial statements for the year ended December 31, 2006. The Corporation had previously recognized the funded status of its Retirement and Restoration plans in prior financial statements. The effect of recognizing the funded status of other defined benefit post-retirement benefit plans was not significant. See Note 13 — Employee Benefit Plans for additional information related to these plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Corporation’s financial statements beginning with the year ended after December 31, 2008. The Corporation currently uses December 31 as the measurement date for its defined benefit post-retirement benefit plans.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not significantly impact the Corporation’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

American Institute of Certified Public Accountants Statements of Position

SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from prior purchase accounting practice whereby the acquiree’s allowance for loan losses was typically added to the acquirer’s allowance for loan losses. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Corporation’s financial statements.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Corporation after November 15, 2006.

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands — tax-equivalent basis)

The following unaudited schedule is presented for additional information and analysis

	Year Ended December 31,
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$4,000	$251	6.28%	$5,644	$150	2.66%
Federal funds sold and resell agreements	718,950	36,550	5.08	521,674	18,147	3.48
Securities:
Tax-exempt	275,419	17,685	6.46	260,207	16,521	6.48
Taxable	2,680,706	133,184	4.85	2,586,904	121,377	4.68

Total securities	2,956,125	150,869	5.00	2,847,111	137,898	4.84
Loans, net of unearned discount	6,523,906	506,264	7.76	5,594,477	361,304	6.46

Total earning assets and average rate earned	10,202,981	693,934	6.76	8,968,906	517,499	5.77
Cash and due from banks	615,609			604,625
Allowance for possible loan losses	(85,038)			(77,551)
Premises and equipment, net	200,008			175,829
Accrued interest receivable and other assets	647,693			471,436

Total assets	$11,581,253			$10,143,245

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,005,811			$2,639,071
Correspondent banks	277,332			323,712
Public funds	51,137			45,967

Total non-interest-bearing demand deposits	3,334,280			3,008,750
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,283,830	4,579	0.36	1,206,055	3,009	0.25
Money market deposit accounts	3,022,866	92,075	3.05	2,646,975	48,158	1.82
Time accounts	1,122,979	42,806	3.81	894,459	20,499	2.29
Public funds	420,441	15,630	3.72	376,547	7,268	1.93

Total interest-bearing deposits	5,850,116	155,090	2.65	5,124,036	78,934	1.54

Total deposits	9,184,396			8,132,786
Federal funds purchased and repurchase agreements	764,173	31,167	4.08	605,965	16,632	2.74
Junior subordinated deferrable interest debentures	230,178	17,402	7.56	226,805	14,908	6.57
Subordinated notes payable and other notes	150,000	9,991	6.66	150,000	7,626	5.08
Federal Home Loan Bank advances	25,574	1,146	4.48	10,807	461	4.27

Total interest-bearing liabilities and average rate paid	7,020,041	214,796	3.06	6,117,613	118,561	1.94

Accrued interest payable and other liabilities	153,333			136,242

Total liabilities	10,507,654			9,262,605
Shareholders’ equity	1,073,599			880,640

Total liabilities and shareholder’s equity	$11,581,253			$10,143,245

Net interest income		$479,138			$398,938

Net interest spread			3.70%			3.83%

Net interest income to total average earning assets			4.67%			4.45%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2004			2003			2002			2001
	Interest			Interest			Interest			Interest
Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

$6,175	$63	1.02%	$8,869	$104	1.17%	$14,220	$199	1.40%	$7,170	$331	4.62%
564,286	8,834	1.57	825,452	9,601	1.16	244,790	3,991	1.63	253,112	9,784	3.87

219,674	14,138	6.68	200,844	13,184	6.56	181,928	12,697	6.98	167,369	11,863	7.08
2,739,001	125,999	4.63	2,478,427	117,342	4.73	1,983,502	112,079	5.65	1,590,431	99,323	6.25

2,958,675	140,137	4.77	2,679,271	130,526	4.87	2,165,430	124,776	5.76	1,757,800	111,186	6.33
4,823,198	250,174	5.19	4,497,489	233,902	5.20	4,536,999	265,931	5.86	4,546,596	344,413	7.58

8,352,334	399,208	4.79	8,011,081	374,133	4.67	6,961,439	394,897	5.67	6,564,678	465,714	7.09
746,257			1,046,690			893,995			810,323
(81,232)			(83,616)			(79,394)			(68,785)
168,714			168,705			161,941			150,264
432,776			440,969			415,164			385,343

$9,618,849			$9,583,829			$8,353,145			$7,841,823

$2,395,663			$2,133,906			$1,942,228			$1,883,931
469,635			848,737			553,318			262,840
49,222			55,081			44,886			39,919

2,914,520			3,037,724			2,540,432			2,186,690

1,171,883	1,090	0.09	1,052,637	916	0.09	1,003,713	1,800	0.18	966,429	3,605	0.37
2,444,734	24,508	1.00	2,153,489	20,601	0.96	1,857,130	23,860	1.28	1,825,991	48,011	2.63
865,176	10,173	1.18	1,001,581	12,793	1.28	1,155,746	24,767	2.14	1,265,999	57,101	4.51
370,373	3,379	0.91	331,915	3,096	0.93	337,289	4,956	1.47	306,248	9,982	3.26

4,852,166	39,150	0.81	4,539,622	37,406	0.82	4,353,878	55,383	1.27	4,364,667	118,699	2.72

7,766,686			7,577,346			6,894,310			6,551,357
564,489	5,775	1.02	854,517	4,059	0.48	400,511	5,359	1.34	351,319	12,054	3.43
212,271	12,144	5.72	103,093	8,735	8.47	103,093	8,735	8.47	103,093	8,735	8.47
150,000	4,974	3.32	150,399	4,645	3.09	152,062	5,902	3.88	65,662	3,736	5.69
1,115	63	5.65	10,936	343	3.14	19,981	746	3.73	31,411	1,795	5.71

5,780,041	62,106	1.07	5,658,567	55,188	0.98	5,029,525	76,125	1.51	4,916,152	145,019	2.95

135,215			153,544			131,915			124,971

8,829,776			8,849,835			7,701,872			7,227,813
789,073			733,994			651,273			614,010

$9,618,849			$9,583,829			$8,353,145			$7,841,823

	$337,102			$318,945			$318,772			$320,695

		3.72%			3.69%			4.16%			4.14%

		4.05%			3.98%			4.58%			4.89%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2006, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Cullen/Frost Bankers, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cullen/Frost Bankers, Inc. (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cullen/Frost Bankers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cullen/Frost Bankers, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Cullen/Frost Bankers, Inc. and our report dated February 2, 2007 expressed an unqualified opinion thereon.

San Antonio, Texas
February 2, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/Frost and payment of a reasonable fee.

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	0-7275	3.1	7/26/06
3.2	Amended By-Laws of Cullen/Frost Bankers, Inc.		10-K/A	0-7275	3.2	4/29/96
4.1	Shareholder Protection Rights Agreement dated as of January 26, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as Rights Agent		8-A	0-7275	1	2/1/99
4.2*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	0-7275	10.1	3/31/99
10.2+	The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	333-108321	4.4	8/28/03
10.3+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91
10.4+	Cullen/Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92
10.5+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	0-7275	10.13	3/30/95
10.6+	Cullen/Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02
10.7+	Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	333-68928	4.5 — 4.7	9/4/01
10.8+	Change-In-Control Agreements with 3 Executive Officers		10-K	0-7275	10.10	3/28/01
10.9+	Cullen/Frost Bankers, Inc. 2001 Stock Plan		S-8	333-68928	4.4	9/4/01
10.10+	Retirement Agreement with a former Executive Officer		10-K	0-7275	10.10	3/28/03

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

10.11+	Deferred Compensation Plan for Covered Employees		10-K	0-7275	10.11	3/28/03
10.12+	Cullen/Frost Restoration Profit Sharing Plan		10-K	0-7275	10.12	2/4/05
10.13+	2005 Omnibus Incentive Plan		S-8	333-127341	4.4	8/9/05
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: February 2, 2007
CULLEN/FROST BANKERS, INC.

(Registrant)

By:	/s/ PHILLIP D. GREEN

Phillip D. Green
Group Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T.C. FROST* T.C. Frost	Senior Chairman of the Board and Director	February 2, 2007

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board and Director (Principal Executive Officer)	February 2, 2007

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 2, 2007

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 2, 2007

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 2, 2007

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 2, 2007

/s/ CRAWFORD H. EDWARDS Crawford H. Edwards	Director	February 2, 2007

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 2, 2007

SIGNATURES — (Continued)

Signature		Title	Date

/s/ PATRICK B. FROST* Patrick B. Frost		Director and President of The Frost National Bank	February 2, 2007

/s/ KAREN E. JENNINGS* Karen E. Jennings		Director	February 2, 2007

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III		Director	February 2, 2007

/s/ ROBERT S. MCCLANE* Robert S. McClane		Director	February 2, 2007

/s/ IDA CLEMENT STEEN* Ida Clement Steen		Director	February 2, 2007

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.		Director	February 2, 2007

*By:	/s/ PHILLIP D. GREEN Phillip D. Green As attorney-in-fact for the persons indicated	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 2, 2007