Form 10-Q
period 2007-03-31
CULLEN FROST BANKERS INC
filed 2007-04-25
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here.
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2007

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of April 20, 2007, there were 60,009,952 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended March 31,

	2007	2006

Interest income:
Loans, including fees	$142,761	$114,220
Securities:
Taxable	36,829	33,435
Tax-exempt	3,307	2,744
Interest-bearing deposits	67	57
Federal funds sold and resell agreements	9,618	6,384

Total interest income	192,582	156,840

Interest expense:
Deposits	49,086	31,108
Federal funds purchased and repurchase agreements	8,221	6,526
Junior subordinated deferrable interest debentures	3,693	4,108
Subordinated notes payable and other borrowings	3,749	2,658

Total interest expense	64,749	44,400

Net interest income	127,833	112,440
Provision for possible loan losses	2,650	3,934

Net interest income after provision for possible loan losses	125,183	108,506

Non-interest income:
Trust fees	16,907	15,754
Service charges on deposit accounts	18,831	19,107
Insurance commissions and fees	10,628	8,975
Other charges, commissions and fees	6,858	6,187
Net gain (loss) on securities transactions	-	(1)
Other	13,848	11,009

Total non-interest income	67,072	61,031

Non-interest expense:
Salaries and wages	51,714	46,106
Employee benefits	14,426	13,176
Net occupancy	9,634	8,433
Furniture and equipment	6,928	6,302
Intangible amortization	2,326	1,306
Other	37,059	25,146

Total non-interest expense	122,087	100,469

Income before income taxes	70,168	69,068
Income taxes	22,889	22,391

Net income	$47,279	$46,677

Earnings per common share:
Basic	$0.79	$0.86
Diluted	0.78	0.83

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	March 31,	December 31,	March 31,
	2007	2006	2006

Assets:
Cash and due from banks	$608,787	$707,683	$535,112
Interest-bearing deposits	4,227	1,677	2,829
Federal funds sold and resell agreements	803,125	735,225	795,275

Total cash and cash equivalents	1,416,139	1,444,585	1,333,216

Securities held to maturity, at amortized cost	9,607	10,096	11,960
Securities available for sale, at estimated fair value	3,116,212	3,330,953	2,971,686
Trading account securities	12,455	9,406	6,907
Loans, net of unearned discounts	7,459,256	7,373,384	6,511,258
Less: Allowance for possible loan losses	(96,144)	(96,085)	(84,142)

Net loans	7,363,112	7,277,299	6,427,116
Premises and equipment, net	217,315	219,533	196,287
Goodwill	527,947	524,117	245,061
Other intangible assets, net	36,153	38,480	23,769
Cash surrender value of life insurance policies	112,880	111,742	108,549
Accrued interest receivable and other assets	364,569	257,978	254,618

Total assets	$13,176,389	$13,224,189	$11,579,169

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,574,827	$3,699,701	$3,375,512
Interest-bearing deposits	6,705,623	6,688,208	5,916,871

Total deposits	10,280,450	10,387,909	9,292,383

Federal funds purchased and repurchase agreements	914,833	864,190	742,644
Subordinated notes payable and other borrowings	283,812	186,366	177,054
Junior subordinated deferrable interest debentures	139,177	242,270	229,898
Accrued interest payable and other liabilities	140,287	166,571	126,452

Total liabilities	11,758,559	11,847,306	10,568,431

Shareholders' Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 59,972,052 shares, 59,839,144 shares and 55,106,185 shares issued	600	598	551
Additional paid-in capital	555,427	548,117	292,431
Retained earnings	909,950	883,060	793,350
Accumulated other comprehensive income (loss), net of tax	(48,147)	(54,892)	(75,594)
Treasury stock, no shares, no shares and 7 shares, at cost	-	-	-

Total shareholders' equity	1,417,830	1,376,883	1,010,738

Total liabilities and shareholders' equity	$13,176,389	$13,224,189	$11,579,169

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2007	2006

Total shareholders' equity at beginning of period	$1,376,883	$982,236

Comprehensive income:
Net income	47,279	46,677
Other comprehensive income (loss):
Change in unrealized gain/loss on securities available for sale of $9,628 in 2007 and $(37,472) in 2006, net of reclassification adjustment of $1 in 2006 and tax effect of $3,370 in 2007 and $(13,115) in 2006	6,258	(24,356)
Change in funded status of defined benefit post-retirement benefit plans related to the amortization of actuarial losses to net periodic benefit cost of $664 in 2007, net of tax effect of $233	431	-
Change in accumulated gain/loss on effective cash flow hedging derivatives of $86 in 2007 and $(1,224) in 2006, net of tax effect of $30 in 2007 and $(428) in 2006	56	(796)

Total other comprehensive income (loss)	6,745	(25,152)

Total comprehensive income	54,024	21,525

Stock option exercises (132,949 shares in 2007 and 678,015 shares in 2006)	3,661	17,466
Stock compensation expense recognized in earnings	2,384	2,254
Tax benefits related to stock compensation, includes excess tax benefits of $1,231 in 2007 and $6,751 in 2006.	1,268	6,751
Purchase of treasury stock (41 shares in 2007 and 54,572 shares in 2006)	(2)	(2,970)
Cash dividends ($0.34 per share in 2007 and $0.30 per share in 2006)	(20,388)	(16,524)

Total shareholders' equity at end of period	$1,417,830	$1,010,738

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,

	2007	2006

Operating Activities:
Net income	$47,279	$46,677
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	2,650	3,934
Deferred tax expense (benefit)	(740)	(1,537)
Accretion of loan discounts	(3,179)	(1,760)
Securities premium amortization (discount accretion), net	(62)	(221)
Net (gain) loss on securities transactions	-	1
Depreciation and amortization	7,386	6,034
Origination of loans held for sale	(32,461)	(27,331)
Proceeds from sales of loans held for sale	16,138	19,186
Net gain on sale of loans held for sale and other assets	(397)	(723)
Stock-based compensation expense	2,384	2,254
Tax benefits from stock-based compensation	37	-
Excess tax benefits from stock-based compensation	(1,231)	(6,751)
Earnings on life insurance policies	(1,138)	(930)
Net change in:
Trading account securities	(3,049)	(690)
Accrued interest receivable and other assets	(110,971)	37,149
Accrued interest payable and other liabilities	(23,417)	(330,013)

Net cash from operating activities	(100,771)	(254,721)

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	488	738
Securities available for sale:
Purchases	(1,594,700)	(4,003,743)
Sales	511	8,689
Maturities, calls and principal repayments	1,818,621	4,113,565
Net change in loans	(69,506)	(129,676)
Net cash paid in acquisitions	(1,550)	(60,543)
Proceeds from sales of premises and equipment	1,391	108
Purchases of premises and equipment	(5,981)	(6,460)
Proceeds from sales of repossessed properties	2,213	69

Net cash from investing activities	151,487	(77,253)

Financing Activities:
Net change in deposits	(107,459)	(235,594)
Net change in short-term borrowings	50,643	(3,804)
Proceeds from notes payable	98,799	-
Principal payments on notes payable and other borrowings	(105,647)	(13,563)
Proceeds from stock option exercises	3,661	17,466
Excess tax benefits from stock-based compensation arrangements	1,231	6,751
Purchase of treasury stock	(2)	(2,970)
Cash dividends paid	(20,388)	(16,524)

Net cash from financing activities	(79,162)	(248,238)

Net change in cash and cash equivalents	(28,446)	(580,212)
Cash and equivalents at beginning of period	1,444,585	1,913,428

Cash and equivalents at end of period	$1,416,139	$1,333,216

Supplemental disclosures:
Cash paid for interest	$48,364	$47,920
Cash paid for income taxes	-	1,794

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (Table amounts are stated in thousands, except for per share amounts) Note 1 - Significant Accounting Policies

   Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets, including commercial and consumer banking services, as well as trust and investment management, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services.

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

   The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2006, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 2, 2007 (the "2006 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

   Income Taxes. On January 1, 2007, the Corporation changed its accounting policy related to accounting for tax contingencies in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." See Note 15 - Income Taxes for additional information.

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the funded status of defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the three months ended March 31, 2007 and 2006 is reported in the accompanying consolidated statements of changes in shareholders' equity.

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

   Texas Community Bancshares, Inc. On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. ("TCB"), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price includes $31.1 million in cash and $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Cullen/Frost and Frost Bank. As of March 31, 2007, the Corporation had a liability totaling $705 thousand related to TCB shares that have not yet been tendered for payment.

   Alamo Corporation of Texas. On February 28, 2006, the Corporation acquired Alamo Corporation of Texas ("Alamo") including its subsidiary, Alamo Bank of Texas, a privately-held bank holding company and bank located in the Rio Grande Valley of Texas. The Corporation purchased all of the outstanding shares of Alamo for approximately $88.0 million. The purchase price includes $87.0 million in cash and $1.0 million in acquisition-related costs. Alamo was fully integrated into Frost Bank during the second quarter of 2006.

   Summit Bancshares, Inc. On December 8, 2006, the Corporation acquired Summit Bancshares, Inc. including its subsidiary, Summit Bank, N.A. ("Summit"), a publicly-held bank holding company and bank located in Fort Worth, Texas. The Corporation purchased all of the outstanding shares of Summit for approximately $370.1 million. The total purchase price includes $215.3 million of the Corporation's common stock (3.8 million shares), $149.7 million in cash and approximately $5.1 million in acquisition-related costs. Upon completion of the acquisition, Summit was fully integrated into Frost Bank.

Note 3 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2007				December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$8,607	$111	$3	$8,715	$9,096	$87	$14	$9,169
Other	1,000	-	9	991	1,000	-	11	989

Total	$9,607	$111	$12	$9,706	$10,096	$87	$25	$10,158

Securities Available for Sale:
U.S. Treasury	$-	$-	$-	$-	$89,954	$1	$272	$89,683
U.S. government agencies and corporations	2,754,378	5,887	39,496	2,720,769	2,946,212	5,507	49,110	2,902,609
States and political subdivisions	352,920	2,604	1,867	353,657	309,002	2,672	1,298	310,376
Other	41,786	-	-	41,786	28,285	-	-	28,285

Total	$3,149,084	$8,491	$41,363	$3,116,212	$3,373,453	$8,180	$50,680	$3,330,953

   Securities with a fair value totaling $2.0 billion at March 31, 2007 and $2.1 billion at December 31, 2006 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

							Three Months Ended March 31,

							2007	2006

Proceeds from sales							$511	$8,689
Gross realized gains							-	117
Gross realized losses							-	118

As of March 31, 2007, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months			More than 12 Months		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$-		$-	$782	$3		$782	$3
Other	-		-	991	9		991	9

Total	$-		$-	$1,773	$12		$1,773	$12

Available for Sale
U.S. government agencies and corporations	$250,357		$555	$1,915,645	$38,941		$2,166,002	$39,496
States and political subdivisions	105,148		1,161	34,938	706		140,086	1,867

Total	$355,505		$1,716	$1,950,583	$39,647		$2,306,088	$41,363

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 4 - Loans

Loans were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2007	of Total	2006	of Total	2006	of Total

Commercial and industrial:
Commercial	$3,291,148	44.1%	$3,229,570	43.8%	$2,756,506	42.3%
Leases	175,372	2.4	174,075	2.4	158,881	2.4
Asset-based	35,708	0.5	33,856	0.4	41,948	0.7

Total commercial and industrial	3,502,228	47.0	3,437,501	46.6	2,957,335	45.4

Real estate:
Construction:
Commercial	659,842	8.8	649,140	8.8	610,084	9.4
Consumer	108,995	1.5	114,142	1.5	116,443	1.8
Land:
Commercial	419,218	5.6	407,055	5.5	330,321	5.1
Consumer	4,872	0.1	5,394	0.1	13,341	0.2
Commercial mortgages	1,772,347	23.7	1,766,469	24.0	1,540,404	23.6
1-4 family residential mortgages	116,508	1.6	125,294	1.7	124,367	1.9
Home equity and other consumer	509,135	6.8	508,574	6.9	481,180	7.4

Total real estate	3,590,917	48.1	3,576,068	48.5	3,216,140	49.4

Consumer:
Indirect	3,075	-	3,475	0.1	2,614	0.1
Student loans held for sale	64,748	0.9	47,335	0.6	60,106	0.9
Other	305,708	4.1	310,752	4.2	273,880	4.2
Other	22,083	0.3	27,703	0.4	22,301	0.3
Unearned discounts	(29,503)	(0.4)	(29,450)	(0.4)	(21,118)	(0.3)

Total loans	$7,459,256	100.0%	$7,373,384	100.0%	$6,511,258	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2007, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2007 or December 31, 2006.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $46.8 million at March 31, 2007 and $52.2 million at December 31, 2006. Accruing loans past due more than 90 days totaled $9.1 million at March 31, 2007 and $10.9 million at December 31, 2006.

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

Impaired loans were as follows:

	March 31,	December 31,	March 31,
	2007	2006	2006

Balance of impaired loans with no allocated allowance	$5,824	$5,933	$10,027
Balance of impaired loans with an allocated allowance	34,132	38,254	17,568

Total recorded investment in impaired loans	$39,956	$44,187	$27,595

Amount of the allowance allocated to impaired loans	$8,170	$8,729	$9,102

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $42.1 million during the three months ended March 31, 2007 and $26.7 million for the three months ended March 31, 2006. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

		Three Months Ended March 31,

		2007	2006

	Balance at the beginning of the period	$96,085	$80,325
	Provision for possible loan losses	2,650	3,934
	Allowance for possible loan losses acquired	-	2,373
	Net charge-offs:
Losses charged to the allowance		(4,000)	(4,265)
Recoveries of loans previously charged off		1,409	1,775

Net charge-offs		(2,591)	(2,490)

	Balance at the end of the period	$96,144	$84,142

Note 6 - Goodwill and Other Intangible Assets

   Goodwill. Goodwill totaled $527.9 million at March 31, 2007 and $524.1 million at December 31, 2006. During the first quarter of 2007, as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed, goodwill recorded in connection with the acquisition of TCB was increased $83 thousand, goodwill recorded in connection with the acquisition of Alamo was increased $12 thousand and goodwill recorded in connection with the acquisition of Summit was increased $3.7 million. See Note 2 - Mergers and Acquisitions.

   Other Intangible Assets. Other intangible assets totaled $36.2 million at March 31, 2007 including $33.7 million related to core deposits, $1.8 million related to customer relationships and $724 thousand related to non-compete agreements. Other intangible assets totaled $38.5 million at December 31, 2006 including $35.8 million related to core deposits, $1.9 million related to non-compete agreements and $814 thousand related to customer relationships.

   Amortization expense related to intangible assets totaled $2.3 million and $1.3 million during the three months ended March 31, 2007 and 2006. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2007 is as follows:

Remainder of 2007					$6,502
2008					7,268
2009					5,734
2010					4,483
2011					3,737
Thereafter					8,429

					$36,153

Note 7 - Deposits

Deposits were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2007	of Total	2006	of Total	2006	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$3,259,106	31.7%	$3,384,232	32.6%	$3,074,277	33.1%
Correspondent banks	260,939	2.6	237,463	2.3	254,285	2.7
Public funds	54,782	0.5	78,006	0.7	46,950	0.5

Total non-interest-bearing demand deposits	3,574,827	34.8	3,699,701	35.6	3,375,512	36.3

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,394,418	13.6	1,470,792	14.2	1,331,719	14.3
Money market accounts	3,453,355	33.6	3,393,961	32.7	3,019,832	32.5
Time accounts under $100,000	604,848	5.9	612,466	5.9	503,040	5.4
Time accounts of $100,000 or more	766,191	7.4	791,699	7.6	610,837	6.6
Public funds	486,811	4.7	419,290	4.0	451,443	4.9

Total interest-bearing deposits	6,705,623	65.2	6,688,208	64.4	5,916,871	63.7

Total deposits	$10,280,450	100.0%	$10,387,909	100.0%	$9,292,383	100.0%

   At March 31, 2007 and December 31, 2006, interest-bearing public funds deposits included $92.1 million and $127.0 million in savings and interest checking accounts, $101.8 million and $97.8 million in money market accounts, $5.7 million and $6.6 million in time accounts under $100 thousand and $287.2 million and $187.9 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $682.0 million at March 31, 2007 and $711.0 million at December 31, 2006.

Note 8 - Commitments and Contingencies

   Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Corporation enters into various transactions, which, in accordance with generally accepted accounting principles are not included in its consolidated balance sheets. The Corporation enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Corporation minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.1 billion and $4.0 billion at March 31, 2007 and December 31, 2006.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $247.3 million at March 31, 2007 and $254.8 million at December 31, 2006. The Corporation had an accrued liability totaling $1.4 million at March 31, 2007 and $1.2 million at December 31, 2006 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $4.4 million and $4.0 million for the three months ended March 31, 2007 and 2006. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2006. See the 2006 Form 10-K for information regarding these commitments.

   Litigation. The Corporation is subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation's financial statements.

Note 9 - Borrowed Funds

   On February 15, 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes due February 15, 2017. The notes bear interest at the rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From and including February 15, 2012, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53%, payable quarterly on each February 15, May 15, August 15 and November 15, commencing May 15, 2012. The notes are subordinated in right of payment to all our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The notes mature on February 15, 2017. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest.

   On February 21, 2007, the Corporation redeemed $103.1 million of 8.42% junior subordinated deferrable interest debentures, Series A due February 1, 2027, held of record by Cullen/Frost Capital Trust I. As a result of the redemption, the Corporation incurred $5.3 million in expense during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs. Concurrently, the $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I were also redeemed.

Note 10 - Regulatory Matters

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

   Cullen/Frost's and Frost Bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, the funded status of the Corporation's defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $135 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital for each entity plus $120 million of the Corporation's aggregate $150 million of 6.875% subordinated notes payable and a permissible portion of the allowance for possible loan losses. The $100 million of 5.75% fixed-to-floating rate subordinated notes issued during the first quarter of 2007 are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

March 31, 2007
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,363,628	13.54%	$805,623	8.00%	N/A	N/A
Frost Bank	1,260,643	12.53	805,043	8.00	$1,006,304	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,048,612	10.41	402,811	4.00	N/A	N/A
Frost Bank	1,044,499	10.38	402,521	4.00	603,782	6.00
Leverage Ratio
Cullen/Frost	1,048,612	8.31	504,591	4.00	N/A	N/A
Frost Bank	1,044,499	8.29	504,134	4.00	630,167	5.00

December 31, 2006
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,332,744	13.43%	$793,889	8.00%	N/A	N/A
Frost Bank	1,234,583	12.45	793,555	8.00	$991,944	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,116,659	11.25	396,944	4.00	N/A	N/A
Frost Bank	1,018,498	10.27	396,778	4.00	595,166	6.00
Leverage Ratio
Cullen/Frost	1,116,659	9.56	467,275	4.00	N/A	N/A
Frost Bank	1,018,498	8.73	466,835	4.00	583,543	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of March 31, 2007, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

   Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation's wholly owned subsidiary trusts, Cullen/Frost Capital Trust II, Alamo Corporation of Texas Trust I and Summit Bancshares Statutory Trust I have not been included in the Corporation's consolidated financial statements. However, the $135 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board.

Note 11 - Derivative Financial Instruments

   The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2007 and December 31, 2006 are presented in the following table. The estimated fair value of the interest rate floors on variable-rate loans are based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

	March 31, 2007		December 31, 2006

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$138,056	$(13)	$15,337	$182

Interest rate derivatives designated as hedges of cash flows:
Interest rate floors on variable-rate loans	1,300,000	412	1,300,000	366

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	209,241	3,607	200,910	3,320
Commercial loan/lease interest rate swaps	209,241	(3,607)	200,910	(3,320)
Commercial loan/lease interest rate caps	-	-	17,500	5
Commercial loan/lease interest rate caps	-	-	17,500	(5)
Commercial loan/lease interest rate floors	-	-	17,500	8
Commercial loan/lease interest rate floors	-	-	17,500	(8)

The weighted-average rates paid and received for interest rate swaps and the weighted-average strike rate for interest rate floors outstanding at March 31, 2007 were as follows:

		Weighted-Average

		Interest Rate Paid	Interest Rate Received	Strike Rate

Interest rate swaps:
Commercial loan/lease interest rate swaps		4.75%	5.17%	-
Non-hedging interest rate swaps		5.51	5.51	-

Interest rate caps and floors:
Interest rate floors on variable-rate loans		-	-	6.0%

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases, collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $3.0 million at March 31, 2007. This credit exposure was primarily related to bank customers. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax loss on the floor contracts included in accumulated other comprehensive income totaled $1.1 million at March 31, 2007.

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

March 31, 2007	December 31, 2006

Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	399	$976	27	$36
Oil	Barrels	399	(882)	27	(29)
Natural gas	MMBTUs	1,670	724	600	952
Natural gas	MMBTUs	1,670	(680)	600	(953)

Commodity options:
Oil	Barrels	663	2,669	566	1,837
Oil	Barrels	663	(2,662)	566	(1,835)
Natural gas	MMBTUs	1,060	291	1,440	1,006
Natural gas	MMBTUs	1,060	(291)	1,440	(1,006)

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward and option contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2007 and December 31, 2006.

Note 12 - Earnings Per Common Share

   Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested stock granted using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

Three Months Ended
March 31,

2007	2006

Weighted-average shares outstanding for basic earnings per share	59,675,798	54,573,643
Dilutive effect of stock options and non-vested stock awards	919,241	1,353,613

Weighted-average shares outstanding for diluted earnings per share	60,595,039	55,927,256

Note 13 - Stock-Based Compensation

A combined summary of activity in the Corporation's active stock plans is presented in the following table.

Non-Vested Stock Awards Outstanding	Stock Options Outstanding

Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2007	2,386,025	235,800	$47.72	4,545,195	$41.19

Granted	(3,000)	-	-	3,000	52.37
Stock options exercised	-	-	-	(132,949)	27.54
Stock awards vested	-	-	-	-	-
Forfeited	24,675	-	-	(24,675)	36.31
Canceled	(17,650)	-	-	-	-

Balance, March 31, 2007	2,390,050	235,800	47.72	4,390,571	41.64

During the three months ended March 31, 2007 and 2006, proceeds from stock option exercises totaled $3.7 million and $17.5 million. During the three months ended March 31, 2007, 132,908 shares issued in connection with stock option exercises and non-vested stock awards were new shares issued from available authorized shares, while 41 shares were issued from available treasury stock.

   Stock-based compensation expense totaled $2.4 million and $2.3 million during the three months ended March 31, 2007 and 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $15.0 million at March 31, 2007, while unrecognized stock-based compensation expense related to non-vested stock awards was $5.8 million at March 31, 2007.

Note 14 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended March 31,

	2007	2006

Expected return on plan assets, net of expenses	$(2,047)	$(1,863)
Interest cost on projected benefit obligation	1,869	1,795
Net amortization and deferral	664	749

Net periodic benefit cost	$486	$681

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $4.0 million through March 31, 2007. The Corporation does not expect to make any additional contributions during the remainder of 2007.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during either of the reported periods.

   On December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 required the Corporation to recognize the underfunded status of its defined benefit post-retirement benefit plans as a liability in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). The amount recorded as accumulated other comprehensive income represents the net unrecognized actuarial loss remaining from the initial adoption of SFAS 87, "Employers' Accounting for Pensions." The net unrecognized actuarial loss is being amortized and recognized as net periodic pension cost. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same period will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Corporation's financial statements beginning with the year ended after December 31, 2008. The Corporation currently uses December 31 as the measurement date for its defined benefit post-retirement benefit plans.

Note 15 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,

	2007	2006

Current income tax expense	$23,629	$23,928
Deferred income tax expense (benefit)	(740)	(1,537)

Income tax expense as reported	$22,889	$22,391

Effective tax rate	32.6%	32.4%

   Net deferred tax assets totaled $51.5 million at March 31, 2007 and $54.4 million at December 31, 2006. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

   The Corporation adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Corporation's financial statements.

   The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) is currently examining the Corporation's U.S. income tax returns for 2004 and 2005. The examination is expected to be completed during the second quarter of 2007. The Corporation does not anticipate the examination to result in any adjustments that would have a significant impact on the Corporation's financial statements.

Note 16 - Operating Segments

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
March 31, 2007	$172,028	$26,997	$(4,120)	$194,905
March 31, 2006	153,184	24,029	(3,742)	173,471

Net income (loss):
Three months ended:
March 31, 2007	$48,520	$5,527	$(6,768)	$47,279
March 31, 2006	45,157	4,806	(3,286)	46,677

Note 17 - New Accounting Standards

Statements of Financial Accounting Standards

   SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of SFAS 155 on January 1, 2007 did not have a significant impact on the Corporation's financial statements.

   SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 amends SFAS 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Corporation's financial statements.

   SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation's financial statements.

   SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." The recognition and disclosure provisions of SFAS 158 were adopted by the Corporation for its financial statements for the year ended December 31, 2006. See Note 14 - Defined Benefit Plans for additional information.

   SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation's financial statements.

Financial Accounting Standards Board Interpretations

   FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." The Corporation adopted Interpretation No. 48 on January 1, 2007. See Note 15 - Income Taxes for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2006, included in the 2006 Form 10-K. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or any future period.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Forward-Looking Statements and Factors that Could Affect Future Results

   Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Corporation's future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 Form 10-K. There have been no significant changes in the Corporation's application of critical accounting policies related to the allowance for possible loan losses since December 31, 2006.

Overview

   A discussion of the Corporation's results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields. All of the Corporation's acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

Results of Operations

   Net income totaled $47.3 million, or $0.78 diluted per share, for the three months ended March 31, 2007 compared to $46.7 million, or $0.83 diluted per share, for the three months ended March 31, 2006 and $48.4 million, or $0.84 diluted per share, for the three months ended December 31, 2006.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2007	2006	2006

Taxable-equivalent net interest income	$131,127	$124,017	$114,719
Taxable-equivalent adjustment	3,294	2,788	2,279

Net interest income	127,833	121,229	112,440
Provision for possible loan losses	2,650	3,400	3,934

Net interest income after provision for possible loan losses	125,183	117,829	108,506
Non-interest income	67,072	58,400	61,031
Non-interest expense	122,087	105,595	100,469

Income before income taxes	70,168	70,634	69,068
Income taxes	22,889	22,272	22,391

Net income	$47,279	$48,362	$46,677

Earnings per common share - basic	$0.79	$0.85	$0.86
Earnings per common share - diluted	0.78	0.84	0.83
Dividends per common share	0.34	0.34	0.30

Return on average assets	1.47%	1.59%	1.68%
Return on average equity	13.78	16.04	18.86

   Net income for the three months ended March 31, 2007 increased $602 thousand, or 1.3%, compared to the same period in 2006. The increase was primarily the result of a $15.4 million increase in net interest income, a $6.0 million increase in non-interest income and a $1.3 million decrease in the provision for possible loan losses partly offset by a $21.6 million increase in non-interest expense and a $498 thousand increase in income tax expense.

   Net income for the first quarter of 2007 decreased $1.1 million, or 2.2%, from the fourth quarter of 2006. The decrease was primarily the result of a $16.5 million increase in non-interest expense and a $617 thousand increase in income tax expense partly offset by a $8.7 million increase in non-interest income, a $6.6 million increase in net interest income and a $750 thousand decrease in the provision for possible loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 65.6% of total revenue during the first three months of 2007. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis in the second quarter to end the year at 8.25%. During the first quarter of 2007, the prime interest rate remained at 8.25%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2006 at 4.25%. During 2006, the federal funds rate increased 50 basis points in the first quarter and 50 basis in the second quarter to end the year at 5.25%. During the first quarter of 2007, the federal funds rate remained at 5.25%.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a rising interest rate environment. The Corporation does not currently expect the prime interest rate and the federal funds rate to increase from current levels in the foreseeable future; however, there can be no assurance to that effect as changes in market interest rates are dependent upon a variety of factors that are beyond the Corporation's control. Further analysis of the components of the Corporation's net interest margin is presented below.

   The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or average interest rate change in proportion to the absolute amounts of the change in each. The comparisons between the quarters include an additional change factor that shows the effect of the difference in the number of days in each period, as further discussed below.

	First Quarter	First Quarter
	2007 vs.	2007 vs.
	Fourth Quarter	First Quarter
	2006	2006

Due to changes in average volume	$8,954	$16,661
Due to changes in average interest rates	852	(253)
Due to difference in the number of days in each of the comparable periods	(2,696)	-

Total change	$7,110	$16,408

   Taxable-equivalent net interest income for the three months ended March 31, 2007 increased $16.4 million, or 14.3%, compared to the same period in 2006. The increase primarily resulted from an increase in the average volume of earning assets partly offset by a decrease in the net interest margin. The average volume of earning assets for the first three months of 2007 increased $1.4 billion compared to the first three months of 2006. Over the same time frame, the net interest margin decreased one basis point from 4.66% in 2006 to 4.65% in 2007. The increase in the average volume of earning assets was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The decrease in the net interest margin was partly due to a disproportionally higher increase in the average cost of funds, which increased from 2.64% in 2006 to 3.28% in 2007, compared to the increase in the average yield on interest-earning assets, which increased from 6.47% in 2006 to 6.95% in 2007. The increase in cost of funds was partly due to an increase in the relative proportion of average interest-bearing deposits, particularly higher-cost money market and time deposits, from 63.3% of total average deposits in the first quarter of 2006 to 65.5% of total deposits in the first quarter of 2007.

   Taxable-equivalent net interest income for the first quarter of 2007 increased $7.1 million, or 5.7%, from the fourth quarter of 2006. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin partly offset by a decrease in the number of days in the first quarter. The average volume of earning assets for the first quarter of 2007 increased $720.1 million compared to the fourth quarter of 2006. Over the same time frame, the net interest margin increased three basis points from 4.62% in the fourth quarter of 2006 to 4.65% in the first quarter of 2007. Taxable-equivalent net interest income for the fourth quarter of 2006 included 92 days compared to 90 days for the first quarter of 2007. The additional days added approximately $2.7 million to taxable-equivalent net interest income during the fourth quarter of 2006. Excluding the impact of the additional days during the fourth quarter of 2006 results in an effective increase in taxable-equivalent net interest income of approximately $9.8 million during the first quarter of 2007. This effective increase was the result of the aforementioned increases in average earning assets and the net interest margin. The increase in the average volume of earning assets was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The increase in the net interest margin was partly due to an increase in the relative proportion of higher-yielding loans from 62.8% of total average earning assets during the fourth quarter of 2006 to 65.2% of total average earning assets during the first quarter of 2007, while the relative proportion of lower-yielding federal funds sold and resell agreements decreased from 8.8% of total average earning assets during the fourth quarter of 2006 to 6.4% of total average earning assets during the first quarter of 2007.

   The average volume of loans, the Corporation's primary category of earning assets, increased $1.1 billion and $723.1 million during the first quarter of 2007 compared to the first and fourth quarters of 2006, respectively. The average yield on loans was 7.90% during the first quarter of 2007 compared to 7.39% during the first quarter of 2006 and 7.93% during the fourth quarter of 2006. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during the first quarter of 2007 compared to the first and fourth quarters of 2006. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a positive effect on the net interest margin. The average volume of securities increased $193.7 million and $203.4 million during the first quarter of 2007 compared to the first and fourth quarters of 2006, respectively. The average yield on securities was 5.15% during the first quarter of 2007 compared to 4.94% during the first quarter of 2006 and 5.08% during the fourth quarter of 2006. Average federal funds sold and resell agreements during the first quarter of 2007 increased $154.7 million compared to the first quarter of 2006 and decreased $207.5 million compared to the fourth quarter of 2006. The average yield on federal funds sold and resell agreements was 5.33% during the first quarter of 2007 compared to 4.49% during the first quarter of 2006 and 5.29% during the fourth quarter of 2006.

   Average deposits increased $1.3 billion and $722.7 million during the first quarter of 2007 compared to the first and fourth quarters of 2006, respectively. The increase in the average volume of deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). Average interest-bearing deposits for the first quarter of 2007 increased $1.0 billion and $603.9 million compared to the first and fourth quarters of 2006, respectively. The ratio of average interest-bearing deposits to total average deposits was 65.5% for the first quarter of 2007 compared to 63.3% and 64.1% during the first and fourth quarters of 2006. The average cost of interest-bearing deposits and total deposits was 2.97% and 1.94% during the first quarter of 2007 compared to 2.22% and 1.40% during the first quarter of 2006 and 2.93% and 1.88% during the fourth quarter of 2006. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates combined with an increase in the relative proportion of higher-cost money market and time deposits.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.67% during the first quarter of 2007 compared to 3.83% and 3.58% during the first and fourth quarters of 2006, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

   The Corporation's hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation's derivatives and hedging activities are set forth in Note 11 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation's derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $2.7 million for the first quarter of 2007 compared to $3.4 million for the fourth quarter of 2006 and $3.9 million during the first quarter of 2006. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2007	2006	2006

Trust fees	$16,907	$16,009	$15,754
Service charges on deposit accounts	18,831	19,142	19,107
Insurance commissions and fees	10,628	5,907	8,975
Other charges, commissions and fees	6,858	6,009	6,187
Net gain (loss) on securities transactions	-	-	(1)
Other	13,848	11,333	11,009

Total	$67,072	$58,400	$61,031

   Total non-interest income for the three months ended March 31, 2007 increased $6.0 million, or 9.9%, compared to the same period in 2006 and $8.7 million, or 14.8%, compared to the fourth quarter of 2006. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three months ended March 31, 2007 increased $1.2 million, or 7.3%, compared to the same period in 2006. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first three months of 2007. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The $1.2 million increase in trust fee income during the three months ended March 31, 2007 compared to the same period in 2006 was primarily the result of increases in investment fees (up $1.0 million) and estate fees (up $328 thousand). These increases were partly offset by a decrease in oil and gas trust management fees (down $441 thousand). The increase in investment fees was primarily due to higher equity valuations during first quarter of 2007 compared to the same period in 2006 and growth in overall trust assets and the number of trust accounts. The decrease in oil and gas trust management fees was partly related to lower market prices for these commodities.

   Trust fee income for the first quarter of 2007 increased $898 thousand, or 5.6%, from the fourth quarter of 2006. The increase was primarily due to increases in investment fees (up $284 thousand), real estate fees (up $234 thousand), estate fees (up $192 thousand) and tax fees (up $187 thousand).

   At March 31, 2007, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (40.9% of trust assets), equity securities (40.5% of trust assets) and cash equivalents (12.5% of trust assets). The estimated fair value of trust assets was $23.6 billion (including managed assets of $9.3 billion and custody assets of $14.3 billion) at March 31, 2007, compared to $23.2 billion (including managed assets of $9.3 billion and custody assets of $13.9 billion) at December 31, 2006 and $18.9 billion (including managed assets of $8.3 billion and custody assets of $10.6 billion) at March 31, 2006.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2007 decreased $276 thousand, or 1.4%, compared to the same period in 2006. The decrease was primarily due to a decrease in service charges on commercial accounts (down $1.1 million). The decrease in service charges on commercial accounts was partly offset by an increase in overdraft/insufficient funds charges on consumer accounts (up $428 thousand) and an increase in overdraft/insufficient funds charges on commercial accounts (up $362 thousand). The decrease in service charges on commercial accounts was primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates are higher compared to the first quarter of 2006, deposit balances have become more valuable and are yielding a higher earnings credit rate. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees. The increase in overdraft/insufficient funds charges on both commercial and consumer accounts was partly the result of growth in deposit accounts.

   Service charges on deposit accounts for the first quarter of 2007 decreased $311 thousand, or 1.6%, compared to the fourth quarter of 2006. The decrease was primarily due to a decrease in overdraft/insufficient funds charges on consumer accounts (down $449 thousand). The decline in overdraft/insufficient funds charges on consumer accounts was partly seasonal in nature. This decrease was partly offset by an increase in overdraft/insufficient funds charges on commercial accounts (up $210 thousand).

   Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2007 increased $1.7 million, or 18.4%, compared to the same period in 2006. The increase is related to an increase in contingent commissions (up $965 thousand) and commission income (up $688 thousand).

   Insurance commissions and fees include contingent commissions totaling $3.5 million and $2.5 million during the three months ended March 31, 2007 and 2006. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $3.3 million and $2.4 million during the three months ended March 31, 2007 and 2006. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $125 thousand and $108 thousand during the three months ended March 31, 2007 and 2006.

   Insurance commissions and fees for the first quarter of 2007 increased $4.7 million, or 79.9%, compared to the fourth quarter of 2006. The increase was primarily due to the seasonal increase in contingent commissions (up $3.4 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the first quarter of 2007 increased $1.3 million compared to the fourth quarter of 2006 primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2007 increased $671 thousand, or 10.8%, compared to the same period in 2006. The increase was primarily related to increases in commission income related to the sale of money market accounts (up $301 thousand) and mutual funds (up $273 thousand), as well as increases in various other categories of service charges. The Corporation also recognized account management fees totaling $341 thousand related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006. These increases were partly offset by a decrease in investment banking fees related to corporate advisory services (down $350 thousand). Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

   Other charges, commissions and fees for the first quarter of 2007 increased $849 thousand, or 14.1%, compared to the fourth quarter of 2006. The increase was primarily due to increases in commission income related to the sale of annuities (up $254 thousand), letter of credit fees (up $182 thousand) and commission income related to the sale of mutual funds (up $158 thousand), as well as increases in various other categories of service charges. The Corporation also recognized account management fees totaling $341 thousand related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006.

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $511 thousand and $8.7 million during the three months ended March 31, 2007 and 2006. The sales during the first quarter of 2006 were primarily related to securities acquired in connection with the acquisition of Alamo Corporation of Texas. No gains or losses were realized on the 2007 sales. The Corporation realized a net loss of $1 thousand on the 2006 sales.

   Other Non-Interest Income. Other non-interest income increased $2.8 million, or 25.8%, for the three months ended March 31, 2007 compared to the same period in 2006. Contributing to the increase were increases in sundry income from various miscellaneous items (up $932 thousand), income from check card usage (up $649 thousand), gains on sale of assets (up $596 thousand) and lease rental income (up $386 thousand). Included in sundry income from various miscellaneous items during the first quarter of 2007 was $1.1 million in income recognized from the collection of interest and other charges on loans charged-off in prior years and $411 thousand in income recognized in connection with a settlement.

   Other non-interest income for the first quarter of 2007 increased $2.5 million, or 22.2%, compared to the fourth quarter of 2006. Contributing to the increase were increases in sundry income from various miscellaneous items, including the items discussed above, (up $1.6 million), gains on sale of assets (up $594 thousand), lease rental income (up $175 thousand) and income from check card usage (up $165 thousand), as well as increases in various other categories of non-interest income. These increases were partly offset by a decrease in mineral interest income (down $246 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2007	2006	2006

Salaries and wages	$51,714	$48,472	$46,106
Employee benefits	14,426	10,739	13,176
Net occupancy	9,634	8,786	8,433
Furniture and equipment	6,928	7,081	6,302
Intangible amortization	2,326	1,671	1,306
Other	37,059	28,846	25,146

Total	$122,087	$105,595	$100,469

   Total non-interest expense for the three months ended March 31, 2007 increased $21.6 million, or 21.5%, compared to the same period in 2006. Total non-interest expense for the first quarter of 2007 increased $16.5 million, or 15.6%, compared to the fourth quarter of 2006. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three months ended March 31, 2007 increased $5.6 million, or 12.2%, compared to the same period in 2006 and increased $3.2 million, or 6.7%, compared to the fourth quarter of 2006. The increases were primarily related to normal, annual merit increases and increases in headcount. The increases in headcount were primarily related to the recent acquisitions during the first and fourth quarters of 2006 (see Note 2 - Mergers and Acquisitions).

   Employee Benefits. Employee benefits for the three months ended March 31, 2007 increased $1.3 million, or 9.5%, compared to the same period in 2006. The increase was primarily related to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $1.1 million), payroll taxes (up $263 thousand) and medical insurance expense (up $222 thousand).

   Employee benefits for the first quarter of 2007 increased $3.7 million, or 34.3%, compared to the fourth quarter of 2006 primarily due to increases in payroll taxes (up $2.0 million), expenses related to the Corporation's 401(k) and profit sharing plans (up $1.6 million) and medical insurance expense (up $123 thousand). The Corporation generally experiences a decline in payroll taxes during the fourth quarter each year as certain employees reach maximum taxable salary levels and higher levels of payroll taxes during the first quarter each year due to the annual incentive compensation payments. The Corporation also generally experiences an increase in 401(k) plan contribution matching expense during the first quarter due to the additional employee contributions withheld from annual incentive compensation payments.

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

   Net Occupancy. Net occupancy expense for the three months ended March 31, 2007 increased $1.2 million, or 14.2%, compared to the same period in 2006. The increase was primarily due to increases in lease expense (up $248 thousand), service contracts expense (up $242 thousand), maintenance expense (up $167 thousand) and property taxes (up $108 thousand) combined with a decrease in rental income (down $120 thousand). The increases in various occupancy expenses were partly related to the additional facilities added in connection with recent acquisitions during the first and fourth quarters of 2006. Net occupancy expense for the first quarter of 2007 increased $848 thousand, or 9.7%, compared to the fourth quarter of 2006. The increase was primarily related to an increase in lease expense (up $517 thousand) and property taxes (up $115 thousand).

   Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2007 increased $626 thousand, or 9.9%, compared to the same period in 2006 and decreased $153 thousand, or 2.2%, from the fourth quarter of 2006. The increase from the three months ended March 31, 2006 was primarily related to an increase in software maintenance expense (up $368 thousand), depreciation expense related to furniture and fixtures (up $248 thousand) and service contracts expense (up $129 thousand). The impact of these items was partially offset by a decrease in equipment rental expense (down $114 thousand). The decrease in furniture and equipment expense during the first quarter of 2007 compared to the fourth quarter of 2006 was primarily related to a decrease in equipment rental expense (down $279 thousand) and depreciation expense related to furniture and fixtures (down $96 thousand) partially offset by an increase in service contracts expense (up $194 thousand).

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization for the three months ended March 31, 2007 increased $1.0 million, or 78.1%, compared to the same period in 2006 and increased $655 thousand, or 39.2%, compared to the fourth quarter of 2006 primarily due to the amortization of new intangible assets acquired in connection with recent acquisitions during the first and fourth quarters of 2006 (see Note 2 - Mergers and Acquisitions and Note 6 - Goodwill and Other Intangible Assets).

   Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2007 increased $11.9 million, or 47.4%, compared to the same period in 2006. Significant components of the increase included increases in sundry expense from various miscellaneous items (up $6.6 million), advertising/promotions expenses (up $1.3 million), losses on sales of foreclosed assets (up $829 thousand), professional service expense (up $756 thousand), amortization of net deferred costs related to loan commitments (up $702 thousand), leased property depreciation (up $416 thousand). Included in sundry expense from various miscellaneous items during the first quarter for 2007 was $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included was $1.4 million in expense related to a contribution for previously unmatched employee contributions to the Corporation's 401(k) plan and $250 thousand in expense related to the reimbursement of certain expenses previously paid by the Corporation's defined benefit pension plan.

   Total other non-interest expense for the first quarter of 2007 increased $8.2 million, or 28.5%, compared to the fourth quarter of 2006. Significant components of the increase included increases in sundry expense from various miscellaneous items, including the items discussed above, (up $5.6 million), advertising/promotions expenses (up $1.5 million), losses on sales of foreclosed assets (up $827 thousand), and leased property depreciation (up $266 thousand). These increases were partly offset by decreases in professional service expense (down $593 thousand) as well as other various expenses associated with the acquisition and integration of Summit during the fourth quarter of 2006.

Results of Segment Operations

   The Corporation's operations are managed along two operating segments: Banking and the Financial Management Group (FMG). A description of each business and the methodologies used to measure financial performance is described in Note 16 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended

	March 31,	December 31,	March 31,
	2007	2006	2006

Banking	$48,520	$45,584	$45,157
Financial Management Group	5,527	6,205	4,806
Non-Banks	(6,768)	(3,427)	(3,286)

Consolidated net income	$47,279	$48,362	$46,677

Banking

   Net income for the three months ended March 31, 2007 increased $3.4 million, or 7.4%, compared to the same period in 2006. The increase was primarily the result of a $15.2 million increase in net interest income, a $3.6 million increase in non-interest income and a $1.2 million decrease in the provision for possible loan losses partly offset by a $14.4 million increase in non-interest expense and a $2.3 million increase in income tax expense.

   Net interest income for the three months ended March 31, 2007 increased $15.2 million, or 13.6%, from the comparable period in 2006. The increase primarily resulted from growth in the average volume of earning assets partly offset by a decrease in the net interest margin. The increase in the average volume of earning assets was due in part to recent acquisitions. The decrease in the net interest margin was partly due to a disproportionally higher increase in the average cost of funds compared to the increase in the average yield on interest-earning assets. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three months ended March 31, 2007 totaled $2.7 million compared to $3.9 million for the same period in 2006. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three months ended March 31, 2007 increased $3.6 million, or 8.7%, compared to the same period in 2006. This increase was primarily due to increases in insurance commissions and fees and other non-interest income. See the analysis of insurance commissions and fees and other non-interest income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three months ended March 31, 2007 increased $14.4 million, or 17.4%, compared to the same period in 2006. The increase was primarily related to increases in other non-interest expense, salaries and wages, employee benefits expense, net occupancy expense and intangible amortization. Other non-interest expense included increases in advertising/promotion expenses, losses on sales of foreclosed assets and professional service expense, among other things. The increase in other non-interest expense was also partly due to certain sundry charges incurred during the three months ended March 31, 2007. Combined, salaries and wages and employee benefits during the first three months of 2007 increased $5.7 million compared to the same period in 2006. This increase was primarily the result of normal, annual merit increases, increases in headcount, increases in expenses related to the Corporation's employee benefit plans, medical insurance and payroll taxes. The increase in net occupancy expense was due to increases in lease expense, service contracts expense, maintenance expense and property taxes. These increases were partly related to the additional facilities added in connection with recent acquisitions during the first and fourth quarters of 2006. The increase in intangible amortization was primarily due to the amortization of new intangible assets acquired in connection with the aforementioned acquisitions. See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.6 million during the three months ended March 31, 2007 and $9.0 million during the three months ended March 31, 2006. Insurance commission revenues increased $1.6 million, or 18.4%, during the three months ended March 31, 2007 compared to the same period in 2006. The increase is primarily related to higher contingent commissions (up $965 thousand) and commission income (up $688 thousand). See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three months ended March 31, 2007 increased $721 thousand compared to the same period in 2006. The increase was primarily due to a $2.5 million increase in non-interest income and a $473 thousand increase in net interest income partly offset by a $1.9 million increase in non-interest expense and a $388 thousand increase in income tax expense.

   Net interest income for the three months ended March 31, 2007 increased $473 thousand, or 10.2%, compared to the same period in 2006. The increase resulted from an increase in average market interest rates, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three months ended March 31, 2007 increased $2.5 million, or 12.9%, compared to the same period in 2006. The increase was primarily due to increases in trust fees (up $1.2 million), other charges, commissions and fees (up $759 thousand) and other income (up $595 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% and 69% of total trust fees for the first three months of 2007 and 2006, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees in the first quarter of 2007 compared to the same period in 2006 primarily due to higher equity valuations during the first quarter of 2007 compared to the same period in 2006 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increase in other charges, commissions and fees during the first quarter of 2007 compared to 2006 was primarily due to increases in commission income related to the sale of money market accounts and mutual funds, as well as increases in various other categories of service charges. FMG also recognized account management fees totaling $341 thousand related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006. The increase in other income during the first quarter of 2007 compared to 2006 was primarily due to income recognized in connection with a settlement and income from securities trading activities partly offset by a decrease in brokerage commissions.

   Non-interest expense for the three months ended March 31, 2007 increased $1.9 million, or 11.6%, compared to the same period in 2006 primarily due to an increase in salaries and wages and employee benefits (up $1.2 million on a combined basis) and other non-interest expense (up $657 thousand). The increase in salaries and wages and employee benefits were primarily the result of normal, annual merit increases and increases in expenses related to employee benefit plans, payroll taxes and medical insurance. The increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The net loss for the Non-Banks operating segment for the three months ended March 31, 2007 increased $3.5 million compared to the same period in 2006. The increased net loss was primarily due to $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures.

Income Taxes

   The Corporation recognized income tax expense of $22.9 million, for an effective rate of 32.6%, for the three months ended March 31, 2007 compared to $22.4 million, for an effective rate of 32.4%, for the three months ended March 31, 2006. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $13.1 billion for the three months ended March 31, 2007 representing an increase of $1.8 billion, or 15.7%, compared to average assets for the same period in 2006. The increase was primarily reflected in earning assets, which increased $1.4 billion, or 14.6%, during the first quarter of 2007 compared to the first quarter of 2006. The increase in earning assets was primarily due to a $1.1 billion, or 17.4%, increase in average loans. Total deposits averaged $10.3 billion for the first quarter of 2007, increasing $1.3 billion, or 14.0%, compared to the same period in 2006. Average interest-bearing accounts increased from 63.3% of average total deposits in 2006 to 65.5% of average total deposits in 2007. Growth in average loans and average deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The Corporation acquired $289.6 million of loans and $381.6 million of deposits in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas during the first quarter of 2006 and $824.5 million of loans and $973.9 million of deposits in connection with the acquisition of Summit Bancshares during the fourth quarter of 2006.

Loans

Loans were as follows as of the dates indicated:

	March 31,	Percent	December 31,	March 31,
	2007	of Total	2006	2006

Commercial and industrial:
Commercial	$3,291,148	44.1%	$3,229,570	$2,756,506
Leases	175,372	2.4	174,075	158,881
Asset-based	35,708	0.5	33,856	41,948

Total commercial and industrial	3,502,228	47.0	3,437,501	2,957,335

Real estate:
Construction:
Commercial	659,842	8.8	649,140	610,084
Consumer	108,995	1.5	114,142	116,443
Land:
Commercial	419,218	5.6	407,055	330,321
Consumer	4,872	0.1	5,394	13,341
Commercial real estate mortgages	1,772,347	23.7	1,766,469	1,540,404
1-4 family residential mortgages	116,508	1.6	125,294	124,367
Home equity and other consumer real estate	509,135	6.8	508,574	481,180

Total real estate	3,590,917	48.1	3,576,068	3,216,140

Consumer:
Indirect	3,075	-	3,475	2,614
Student loans held for sale	64,748	0.9	47,335	60,106
Other	305,708	4.1	310,752	273,880
Other	22,083	0.3	27,703	22,301
Unearned discount	(29,503)	(0.4)	(29,450)	(21,118)

Total	$7,459,256	100.0%	$7,373,384	$6,511,258

   Loans totaled $7.5 billion at March 31, 2007, an increase of $85.9 million, or 1.2%, compared to December 31, 2006. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $77.6 million, or 1.1%, from December 31, 2006.

   The majority of the Corporation's loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.0% and 46.6% of total loans while real estate loans made up 48.1% and 48.5% of total loans at March 31, 2007 and December 31, 2006, respectively. Real estate loans include both commercial and consumer balances.

   Commercial and industrial loans increased $64.7 million, or 1.9%, from $3.4 billion at December 31, 2006 to $3.5 billion at March 31, 2007. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $364.1 million at March 31, 2007, increasing $4.0 million, or 1.1%, from $360.1 million at December 31, 2006. At March 31, 2007, 54.5% of outstanding purchased SNCs was related to the energy industry and 16.4% was related to the beer and liquor distribution industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $3.6 billion at March 31, 2007 increasing $14.8 million, or 0.4%, from $3.6 billion at December 31, 2006. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $23.6 million, or 0.7%, from December 31, 2006. Commercial real estate loans totaled $2.9 billion at March 31, 2007 and represented 79.4% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2007, approximately 60% of the outstanding principal balance of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, decreased $1.9 million, or 0.2%, from December 31, 2006. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans decreased $10.2 million, or 1.1%, from December 31, 2006.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

		March 31,	December 31,	March 31,
		2007	2006	2006

Consumer real estate:
Construction		$108,995	$114,142	$116,443
Land		4,872	5,394	13,341
Home equity loans		243,113	241,680	237,053
Home equity lines of credit		86,183	87,103	80,610
Other consumer real estate		179,839	179,791	163,517

Total consumer real estate		623,002	628,110	610,964
Consumer non-real estate		305,708	310,752	273,880
Student loans held for sale		64,748	47,335	60,106
Indirect		3,075	3,475	2,614
1-4 family residential mortgages		116,508	125,294	124,367

Total consumer loans		$1,113,041	$1,114,966	$1,071,931

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. The Corporation discontinued originating 1-4 family residential mortgage loans and indirect consumer loans in 2000.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	March 31,	December 31,	March 31,
	2007	2006	2006

Non-accrual loans:
Commercial and industrial	$17,058	$20,813	$26,770
Real estate	28,197	29,580	5,381
Consumer and other	1,514	1,811	1,876

Total non-accrual loans	46,769	52,204	34,027

Foreclosed assets:
Real estate	3,120	5,500	6,700
Other	595	45	66

Total foreclosed assets	3,715	5,545	6,766

Total non-performing assets	$50,484	$57,749	$40,793

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.68%	0.78%	0.63%
Total assets	0.38	0.44	0.35

Accruing past due loans:
30 to 89 days past due	$51,734	$56,836	$28,737
90 or more days past due	9,050	10,917	7,073

Total accruing loans past due	$60,784	$67,753	$35,810

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.69%	0.77%	0.44%
90 or more days past due	0.12	0.15	0.11

Total accruing loans past due	0.81%	0.92%	0.55%

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2007 and December 31, 2006, the Corporation had $12.1 million and $12.7 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At March 31, 2007, potential problem loans consisted of six credit relationships. Of the total outstanding balance at March 31, 2007, approximately 62.2% related to a customer in the insurance industry and approximately 18.6% related to a customer that operates as a retailer of musical instruments. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $730 thousand for the three months ended March 31, 2007, compared to $439 thousand for the same period in 2006.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended

	March 31,	December 31,	March 31,
	2007	2006	2006

Balance at beginning of period	$96,085	$85,667	$80,325

Provision for possible loan losses	2,650	3,400	3,934

Allowance for possible loan losses acquired	-	10,347	2,373

Charge-offs:
Commercial and industrial	(1,247)	(2,331)	(2,781)
Real estate	(928)	(419)	(75)
Consumer and other	(1,825)	(2,385)	(1,409)

Total charge-offs	(4,000)	(5,135)	(4,265)

Recoveries:
Commercial and industrial	317	720	620
Real estate	90	41	45
Consumer and other	1,002	1,045	1,110

Total recoveries	1,409	1,806	1,775

Net charge-offs	(2,591)	(3,329)	(2,490)

Balance at end of period	$96,144	$96,085	$84,142

Ratio of allowance for possible loan losses to:
Total loans	1.29%	1.30%	1.29%
Non-accrual loans	205.57	184.06	247.28
Ratio of annualized net charge-offs to average total loans	0.14	0.20	0.16

   The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The Corporation's allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," and includes allowance allocations calculated in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Corporation's process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

   The provision for possible loan losses totaled $2.7 million for the first quarter of 2007, compared to $3.4 million for the fourth quarter of 2006 and $3.9 million for the first quarter of 2006. The provision for possible loan losses decreased by $1.3 million, or 32.6%, and $750 thousand, or 22.1%, during the three months ended March 31, 2007 compared to the first and fourth quarters of 2006 in part due to lower levels of net charge-offs as a proportion of average loans. The ratio of the allowance for possible loan losses to total loans decreased one basis point from 1.30% at December 31, 2006 to 1.29% at March 31, 2007, primarily due to the overall growth in the loan portfolio. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At March 31, 2007, shareholders' equity totaled $1.4 billion compared to $1.4 billion at December 31, 2006 and $1.0 billion at March 31, 2006. In addition to net income of $47.3 million, other significant changes in shareholders' equity during the first three months of 2007 included $20.4 million of dividends paid, $3.7 million in proceeds from stock option exercises and the related tax benefits of $1.3 million and $2.4 million related to stock-based compensation. The accumulated other comprehensive loss component of shareholders' equity totaled $48.1 million at March 31, 2007 compared to $54.9 million at December 31, 2006. This fluctuation was primarily related to the after-tax effect of changes in the unrealized gain/loss on securities available for sale. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to the net unrealized gain or loss on securities available for sale and the funded status of the Corporation's defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.34 per common share during the first quarter of 2007 and the fourth quarter of 2006 and a quarterly dividend of $0.30 per common share in the first quarter of 2006. This equates to a dividend payout ratio of 43.1%, 39.4% and 35.4% for each of these periods, respectively.

   From time to time, the Corporation's board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. There was no active stock repurchase plan as of March 31, 2007. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation's bank subsidiary. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation's bank subsidiary to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent the Corporation's bank subsidiary from paying normal dividends to Cullen/Frost. At March 31, 2007, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $94.5 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at March 31, 2007.

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

   On February 15, 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes. The proceeds of the notes were used to partly fund the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures, held of record by Cullen/Frost Capital Trust I. As a result of the redemption, the Corporation incurred $5.3 million in expense during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs. Concurrently, the $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I were also redeemed. See Note 9 - Borrowed Funds for additional information.

Recently Issued Accounting Pronouncements

See Note 17 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation's financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2007			December 31, 2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$4,093	$67	6.65%	$3,016	$98	12.90%
Federal funds sold and resell agreements	731,158	9,618	5.33	938,643	12,523	5.29
Securities:
Taxable	2,887,714	36,829	5.01	2,716,469	34,025	4.93
Tax-exempt	322,337	5,158	6.43	290,180	4,647	6.48

Total securities	3,210,051	41,987	5.15	3,006,649	38,672	5.08
Loans, net of unearned discounts	7,403,874	144,204	7.90	6,680,754	133,469	7.93

Total Earning Assets and Average Rate Earned	11,349,176	195,876	6.95	10,629,062	184,762	6.88
Cash and due from banks	640,498			608,002
Allowance for possible loan losses	(96,164)			(88,441)
Premises and equipment	220,228			207,917
Accrued interest and other assets	944,167			714,180

Total Assets	$13,057,905			$12,070,720

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,238,492			$3,120,087
Correspondent banks	247,549			247,287
Public funds	55,386			55,214

Total non-interest-bearing demand deposits	3,541,427			3,422,588
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,384,819	1,427	0.42	1,293,963	1,229	0.38
Money market deposit accounts	3,443,281	27,587	3.25	3,212,325	26,700	3.30
Time accounts	1,403,127	15,101	4.36	1,214,957	13,175	4.30
Public funds	479,820	4,971	4.20	385,924	4,027	4.14

Total interest-bearing deposits	6,711,047	49,086	2.97	6,107,169	45,131	2.93

Total deposits	10,252,474			9,529,757
Federal funds purchased and repurchase agreements	837,430	8,221	3.98	785,144	8,159	4.12
Junior subordinated deferrable interest debentures	197,596	3,693	7.48	232,991	4,557	7.82
Subordinated notes payable and other notes	200,000	3,352	6.70	150,000	2,611	6.96
Federal Home Loan Bank advances	36,181	397	4.45	25,155	287	4.53

Total Interest-Bearing Funds and Average
Rate Paid	7,982,254	64,749	3.28	7,300,459	60,745	3.30

Accrued interest and other liabilities	142,692			151,554

Total Liabilities	11,666,373			10,874,601
Shareholders' Equity	1,391,532			1,196,119

Total Liabilities and Shareholders' Equity	$13,057,905			$12,070,720

Net interest income		$131,127			$124,017

Net interest spread			3.67%			3.58%

Net interest income to total average earning assets			4.65%			4.62%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2006			June 30, 2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$4,680	$61	5.17%	$3,002	$35	4.66%
Federal funds sold and resell agreements	755,366	10,114	5.31	600,929	7,529	5.03
Securities:
Taxable	2,581,825	32,404	4.86	2,677,703	33,320	4.82
Tax-exempt	274,018	4,411	6.46	269,138	4,339	6.45

Total securities	2,855,843	36,815	5.01	2,946,841	37,659	4.97
Loans, net of unearned discounts	6,564,689	131,984	7.98	6,539,306	125,856	7.72

Total Earning Assets and Average Rate Earned	10,180,578	178,974	6.93	10,090,078	171,079	6.74
Cash and due from banks	580,673			588,212
Allowance for possible loan losses	(85,941)			(84,133)
Premises and equipment, net	202,770			201,826
Accrued interest and other assets	644,020			654,163

Total Assets	$11,522,100			$11,450,146

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,021,123			$2,994,617
Correspondent banks	239,895			259,399
Public funds	47,878			46,000

Total non-interest-bearing demand deposits	3,308,896			3,300,016
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,260,385	1,136	0.36	1,299,419	1,182	0.36
Money market deposit accounts	3,044,314	25,612	3.34	2,946,458	21,591	2.94
Time accounts	1,137,698	11,579	4.04	1,102,856	9,905	3.60
Public funds	386,750	3,950	4.05	419,927	3,896	3.72

Total interest-bearing deposits	5,829,147	42,277	2.88	5,768,660	36,574	2.54

Total deposits	9,138,043			9,068,676
Federal funds purchased and repurchase agreements	764,857	8,353	4.33	789,426	8,129	4.13
Junior subordinated deferrable interest debentures	229,898	4,439	7.72	229,898	4,298	7.48
Subordinated notes payable and other notes	150,000	2,558	6.82	150,000	2,482	6.62
Federal Home Loan Bank advances	22,187	254	4.54	25,510	287	4.51

Total Interest-Bearing Funds and Average
Rate Paid	6,996,089	57,881	3.29	6,963,494	51,770	2.98

Accrued interest and other liabilities	148,443			162,664

Total Liabilities	10,453,428			10,426,174
Shareholders' Equity	1,068,672			1,023,972

Total Liabilities and Shareholders' Equity	$11,522,100			$11,450,146

Net interest income		$121,093			$119,309

Net interest spread			3.64%			3.76%

Net interest income to total average earning assets			4.69%			4.70%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2006

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,320	$57	4.34%
Federal funds sold and resell agreements	576,483	6,384	4.49
Securities:
Taxable	2,748,262	33,435	4.80
Tax-exempt	268,112	4,288	6.46

Total securities	3,016,374	37,723	4.94
Loans, net of unearned discounts	6,307,478	114,955	7.39

Total Earning Assets and Average Rate Earned	9,905,655	159,119	6.47
Cash and due from banks	686,797
Allowance for possible loan losses	(81,550)
Premises and equipment, net	187,261
Accrued interest and other assets	587,458

Total Assets	$11,285,621

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,884,660
Correspondent banks	364,444
Public funds	55,495

Total non-interest-bearing demand deposits	3,304,599
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,281,677	1,032	0.33
Money market deposit accounts	2,884,527	18,171	2.55
Time accounts	1,034,259	8,148	3.20
Public funds	490,686	3,757	3.11

Total interest-bearing deposits	5,691,149	31,108	2.22

Total deposits	8,995,748
Federal funds purchased and repurchase agreements	716,502	6,526	3.69
Junior subordinated deferrable interest debentures	227,870	4,108	7.21
Subordinated notes payable and other notes	150,000	2,340	6.24
Federal Home Loan Bank advances	29,529	318	4.37

Total Interest-Bearing Funds and Average
Rate Paid	6,815,050	44,400	2.64

Accrued interest and other liabilities	162,395

Total Liabilities	10,282,044
Shareholders' Equity	1,003,577

Total Liabilities and Shareholders' Equity	$11,285,621

Net interest income		$114,719

Net interest spread			3.83%

Net interest income to total average earning assets			4.66%

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

   Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2006 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2006.

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

   As of March 31, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.7% and 2.7%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.2% and 4.7%, respectively, relative to the base case over the next 12 months. As of March 31, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.9% and 3.0%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 4.2%, respectively, relative to the base case over the next 12 months.

   The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances in any of the reported periods. As of March 31, 2007, the effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 0.12% positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 0.12% negative variance in net interest income.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation's 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended March 31, 2007.

Maximum
Number of Shares
					Total Number of	That May Yet Be
					Shares Purchased	Purchased Under
			Total Number of	Average Price	as Part of Publicly	the Plan at the
Period			Shares Purchased	Paid Per Share	Announced Plan	End of the Period

January 1, 2007 to January 31, 2007			41 (1)	$56.84	-	-
February 1, 2007 to February 28, 2007			-	-	-	-
March 1, 2007 to March 31, 2007			-	-	-	-

Total			41	$56.84	-

(1)	Repurchases of shares made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: April 25, 2007	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)