Form 10-Q
period 2007-06-30
CULLEN FROST BANKERS INC
filed 2007-07-25
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2007

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of July 19, 2007, there were 59,138,552 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Interest income:
Loans, including fees	$144,740	$125,078	$287,501	$239,298
Securities:
Taxable	37,767	33,320	74,596	66,755
Tax-exempt	3,785	2,776	7,092	5,520
Interest-bearing deposits	106	35	173	92
Federal funds sold and resell agreements	6,623	7,529	16,241	13,913

Total interest income	193,021	168,738	385,603	325,578

Interest expense:
Deposits	48,370	36,574	97,456	67,682
Federal funds purchased and repurchase agreements	8,251	8,129	16,472	14,655
Junior subordinated deferrable interest debentures	2,499	4,298	6,192	8,406
Subordinated notes payable and other borrowings	4,381	2,769	8,130	5,427

Total interest expense	63,501	51,770	128,250	96,170

Net interest income	129,520	116,968	257,353	229,408
Provision for possible loan losses	2,650	5,105	5,300	9,039

Net interest income after provision for possible loan losses	126,870	111,863	252,053	220,369

Non-interest income:
Trust fees	17,694	15,744	34,601	31,498
Service charges on deposit accounts	20,147	19,566	38,978	38,673
Insurance commissions and fees	6,545	6,144	17,173	15,119
Other charges, commissions and fees	6,979	8,681	13,837	14,868
Net gain (loss) on securities transactions	-	-	-	(1)
Other	12,655	10,615	26,503	21,624

Total non-interest income	64,020	60,750	131,092	121,781

Non-interest expense:
Salaries and wages	51,203	47,463	102,917	93,569
Employee benefits	11,997	11,434	26,423	24,610
Net occupancy	9,483	8,512	19,117	16,945
Furniture and equipment	8,230	6,357	15,158	12,659
Intangible amortization	2,188	1,358	4,514	2,664
Other	29,541	25,555	66,600	50,701

Total non-interest expense	112,642	100,679	234,729	201,148

Income before income taxes	78,248	71,934	148,416	141,002
Income taxes	24,619	23,384	47,508	45,775

Net income	$53,629	$48,550	$100,908	$95,227

Earnings per common share:
Basic	$0.90	$0.88	$1.70	$1.74
Diluted	0.89	0.86	1.67	1.70

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2007	2006	2006

Assets:
Cash and due from banks	$572,273	$707,683	$562,104
Interest-bearing deposits	4,329	1,677	5,507
Federal funds sold and resell agreements	661,062	735,225	664,732

Total cash and cash equivalents	1,237,664	1,444,585	1,232,343

Securities held to maturity, at amortized cost	9,069	10,096	11,347
Securities available for sale, at estimated fair value	3,159,569	3,330,953	2,809,611
Trading account securities	10,816	9,406	7,255
Loans, net of unearned discounts	7,412,160	7,373,384	6,577,076
Less: Allowance for possible loan losses	(96,071)	(96,085)	(85,552)

Net loans	7,316,089	7,277,299	6,491,524
Premises and equipment, net	219,636	219,533	201,760
Goodwill	528,491	524,117	245,683
Other intangible assets, net	33,966	38,480	22,411
Cash surrender value of life insurance policies	113,990	111,742	109,627
Accrued interest receivable and other assets	320,100	257,978	271,252

Total assets	$12,949,390	$13,224,189	$11,402,813

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,512,108	$3,699,701	$3,337,638
Interest-bearing deposits	6,664,745	6,688,208	5,740,769

Total deposits	10,176,853	10,387,909	9,078,407

Federal funds purchased and repurchase agreements	829,164	864,190	761,015
Subordinated notes payable and other borrowings	268,758	186,366	172,491
Junior subordinated deferrable interest debentures	139,177	242,270	229,898
Accrued interest payable and other liabilities	177,465	166,571	132,946

Total liabilities	11,591,417	11,847,306	10,374,757

Shareholders' Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares, 59,839,144 shares and 55,541,515 shares issued	602	598	555
Additional paid-in capital	568,318	548,117	311,316
Retained earnings	938,021	883,060	822,707
Accumulated other comprehensive income (loss), net of tax	(87,455)	(54,892)	(106,522)
Treasury stock, 1,163,060 shares, no shares and no shares, at cost	(61,513)	-	-

Total shareholders' equity	1,357,973	1,376,883	1,028,056

Total liabilities and shareholders' equity	$12,949,390	$13,224,189	$11,402,813

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,

	2007	2006

Total shareholders' equity at beginning of period	$1,376,883	$982,236

Comprehensive income:
Net income	100,908	95,227
Other comprehensive income:
Change in unrealized gain/loss on securities available for sale of $(51,254) in 2007 and $(84,787) in 2006, net of reclassification adjustment of $1 in 2006 and tax effect of $(17,939) in 2007 and $(29,675) in 2006	(33,315)	(55,111)
Change in funded status of defined benefit post-retirement benefit plans related to the amortization of actuarial losses to net periodic benefit cost of $1,328 in 2007, net of tax effect of $465	863	-
Change in accumulated gain/loss on effective cash flow hedging derivatives of $(170) in 2007 and $(1,491) in 2006 net of tax effect of $(59) in 2007 and $(522) in 2006	(111)	(969)

Total other comprehensive income	(32,563)	(56,080)

Total comprehensive income	68,345	39,147

Stock option exercises (476,509 shares in 2007 and 1,125,381 shares in 2006)	12,622	29,322
Stock compensation expense recognized in earnings	5,097	4,691
Tax benefits related to stock compensation, includes excess tax benefits of $4,586 in 2007 and $11,624 in 2006	4,653	11,624
Purchase of treasury stock (1,241,851 shares in 2007 and 66,601 shares in 2006)	(65,624)	(3,571)
Cash dividends ($0.74 per share in 2007 and $0.64 per share in 2006)	(44,003)	(35,393)

Total shareholders' equity at end of period	$1,357,973	$1,028,056

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,

	2007	2006

Operating Activities:
Net income	$100,908	$95,227
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	5,300	9,039
Deferred tax expense (benefit)	(21)	(1,732)
Accretion of loan discounts	(7,193)	(5,063)
Securities premium amortization (discount accretion), net	(1,524)	(752)
Net (gain) loss on securities transactions	-	1
Depreciation and amortization	14,951	12,251
Origination of loans held for sale	(38,435)	(31,156)
Proceeds from sales of loans held for sale	35,140	38,131
Net gain on sale of loans held for sale and other assets	(870)	(1,610)
Stock-based compensation expense	5,097	4,691
Tax benefit from stock-based compensation	67	-
Excess tax benefits from stock-based compensation	(4,586)	(11,624)
Earnings on life insurance policies	(2,248)	(2,008)
Net change in:
Trading account securities	(1,410)	(1,038)
Accrued interest receivable and other assets	(45,083)	35,978
Accrued interest payable and other liabilities	16,333	(319,021)

Net cash from operating activities	76,426	(178,686)

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	1,024	1,349
Securities available for sale:
Purchases	(5,032,748)	(7,520,049)
Sales	13,840	25,689
Maturities, calls and principal repayments	5,140,565	7,728,164
Net change in loans	(34,475)	(210,447)
Net cash paid in acquisitions	(1,903)	(60,773)
Proceeds from sales of premises and equipment	1,396	190
Purchases of premises and equipment	(13,154)	(16,046)
Proceeds from sales of repossessed properties	2,511	671

Net cash from investing activities	77,056	(51,252)

Financing Activities:
Net change in deposits	(211,056)	(449,570)
Net change in short-term borrowings	(35,026)	14,567
Proceeds from notes payable	98,799	-
Principal payments on notes payable and other borrowings	(120,701)	(18,126)
Proceeds from stock option exercises	12,622	29,322
Excess tax benefits from stock-based compensation	4,586	11,624
Purchase of treasury stock	(65,624)	(3,571)
Cash dividends paid	(44,003)	(35,393)

Net cash from financing activities	(360,403)	(451,147)

Net change in cash and cash equivalents	(206,921)	(681,085)
Cash and equivalents at beginning of period	1,444,585	1,913,428

Cash and equivalents at end of period	$1,237,664	$1,232,343

Supplemental disclosures:
Cash paid for interest	$126,336	$91,293
Cash paid for income taxes	39,941	29,990

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

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the funded status of defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the six months ended June 30, 2007 and 2006 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had comprehensive income of $14.3 million and $17.6 million for the three months ended June 30, 2007 and 2006. Comprehensive income during the three months ended June 30, 2007 and 2006 included net after-tax losses of $39.6 million and $30.8 million, respectively, due to increases in the net unrealized loss on securities available for sale.

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

   Texas Community Bancshares, Inc. On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. ("TCB"), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price included $31.1 million in cash and $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Frost Bank. As of June 30, 2007, the Corporation had a liability totaling $352 thousand related to TCB shares that have not yet been tendered for payment.

   Alamo Corporation of Texas. On February 28, 2006, the Corporation acquired Alamo Corporation of Texas ("Alamo") including its subsidiary, Alamo Bank of Texas, a privately-held bank holding company and bank located in the Rio Grande Valley of Texas. The Corporation purchased all of the outstanding shares of Alamo for approximately $88.0 million. The purchase price included $87.0 million in cash and $1.0 million in acquisition-related costs. Alamo was fully integrated into Frost Bank during the second quarter of 2006.

   Summit Bancshares, Inc. On December 8, 2006, the Corporation acquired Summit Bancshares, Inc. including its subsidiary, Summit Bank, N.A. ("Summit"), a publicly-held bank holding company and bank located in Fort Worth, Texas. The Corporation purchased all of the outstanding shares of Summit for approximately $370.1 million. The total purchase price included $215.3 million of the Corporation's common stock (3.8 million shares), $149.7 million in cash and approximately $5.1 million in acquisition-related costs. Upon completion of the acquisition, Summit was fully integrated into Frost Bank.

Note 3 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2007				December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$8,069	$98	$7	$8,160	$9,096	$87	$14	$9,169
Other	1,000	-	4	996	1,000	-	11	989

Total	$9,069	$98	$11	$9,156	$10,096	$87	$25	$10,158

Securities Available for Sale:
U.S. Treasury	$-	$-	$-	$-	$89,954	$1	$272	$89,683
U.S. government agencies and corporations	2,765,427	2,046	89,041	2,678,432	2,946,212	5,507	49,110	2,902,609
States and political subdivisions	449,481	1,033	7,792	442,722	309,002	2,672	1,298	310,376
Other	38,415	-	-	38,415	28,285	-	-	28,285

Total	$3,253,323	$3,079	$96,833	$3,159,569	$3,373,453	$8,180	$50,680	$3,330,953

   Securities with a fair value totaling $1.8 billion at June 30, 2007 and $2.1 billion at December 31, 2006 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

				Three Months Ended June 30,			Six Months Ended June 30,

				2007		2006	2007	2006

Proceeds from sales					$13,329	$17,000	$13,840	$25,689
Gross realized gains					-	-	-	117
Gross realized losses					-	-	-	118

As of June 30, 2007, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months			More than 12 Months		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$2,237		$4	$378	$3		$2,615	$7
Other	-		-	996	4		996	4

Total	$2,237		$4	$1,374	$7		$3,611	$11

Available for Sale
U.S. government agencies and corporations	$768,899		$12,967	$1,797,161	$76,074		$2,566,060	$89,041
States and political subdivisions	216,618		6,639	34,776	1,153		251,394	7,792

Total	$985,517		$19,606	$1,831,937	$77,227		$2,817,454	$96,833

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 4 - Loans

Loans were as follows:

June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
2007	of Total	2006	of Total	2006	of Total

Commercial and industrial:
Commercial	$3,258,083	44.0%	$3,229,570	43.8%	$2,856,530	43.4%
Leases	181,313	2.4	174,075	2.4	155,489	2.4
Asset-based	30,636	0.4	33,856	0.4	42,798	0.6

Total commercial and industrial	3,470,032	46.8	3,437,501	46.6	3,054,817	46.4

Real estate:
Construction:
Commercial	643,182	8.6	649,140	8.8	562,935	8.6
Consumer	87,459	1.2	114,142	1.5	114,314	1.7
Land:
Commercial	418,951	5.7	407,055	5.5	357,177	5.4
Consumer	3,222	0.1	5,394	0.1	6,502	0.1
Commercial mortgages	1,784,307	24.1	1,766,469	24.0	1,559,510	23.7
1-4 family residential mortgages	110,358	1.5	125,294	1.7	103,533	1.6
Home equity and other consumer	527,939	7.1	508,574	6.9	474,286	7.2

Total real estate	3,575,418	48.3	3,576,068	48.5	3,178,257	48.3

Consumer:
Indirect	2,713	-	3,475	0.1	2,364	-
Student loans held for sale	52,113	0.7	47,335	0.6	45,788	0.7
Other	309,714	4.2	310,752	4.2	279,919	4.3
Other	30,663	0.4	27,703	0.4	40,157	0.6
Unearned discounts	(28,493)	(0.4)	(29,450)	(0.4)	(24,226)	(0.3)

Total loans	$7,412,160	100.0%	$7,373,384	100.0%	$6,577,076	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2007, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2007 or December 31, 2006.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $45.5 million at June 30, 2007 and $52.2 million at December 31, 2006. Accruing loans past due more than 90 days totaled $12.5 million at June 30, 2007 and $10.9 million at December 31, 2006.

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

Impaired loans were as follows:

	June 30,	December 31,		June 30,
	2007	2006		2006

Balance of impaired loans with no allocated allowance	$5,564	$5,933		$8,021
Balance of impaired loans with an allocated allowance	32,477	38,254		16,084

Total recorded investment in impaired loans	$38,041	$44,187		$24,105

Amount of the allowance allocated to impaired loans	$7,337	$8,729		$7,689

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $39.0 million and $40.7 million for the three and six months ended June 30, 2007 and $25.9 million during both the three and six months ended June 30, 2006. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

		Three Months Ended June 30,	Six Months Ended June 30,

	2007	2006	2007	2006

Balance at the beginning of the period	$96,144	$84,142	$96,085	$80,325
Provision for possible loan losses	2,650	5,105	5,300	9,039
Allowance for possible loan losses acquired	-	-	-	2,373
Net charge-offs:
Losses charged to the allowance	(4,138)	(6,096)	(8,138)	(10,361)
Recoveries of loans previously charged off	1,415	2,401	2,824	4,176

Net charge-offs	(2,723)	(3,695)	(5,314)	(6,185)

Balance at the end of the period	$96,071	$85,552	$96,071	$85,552

Note 6 - Goodwill and Other Intangible Assets

   Goodwill. Goodwill totaled $528.5 million at June 30, 2007 and $524.1 million at December 31, 2006. During the first and second quarters of 2007, as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed, goodwill recorded in connection with the acquisition of TCB was decreased $470 thousand, goodwill recorded in connection with the acquisition of Alamo was decreased $196 thousand and goodwill recorded in connection with the acquisition of Summit was increased $5.0 million. See Note 2 - Mergers and Acquisitions.

   Other Intangible Assets. Other intangible assets totaled $34.0 million at June 30, 2007 including $31.7 million related to core deposits, $1.6 million related to customer relationships and $634 thousand related to non-compete agreements. Other intangible assets totaled $38.5 million at December 31, 2006 including $35.8 million related to core deposits, $1.9 million related to non-compete agreements and $814 thousand related to customer relationships.

   Amortization expense related to intangible assets totaled $2.2 million and $4.5 million during the three and six months ended June 30, 2007 and totaled $1.4 million and $2.7 million during the three and six months ended June 30, 2006. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2007 is as follows:

	Remainder of 2007			$4,315
	2008			7,268
	2009			5,734
	2010			4,483
	2011			3,737
	Thereafter			8,429

				$33,966

Note 7 - Deposits

Deposits were as follows:

June 30,	Percentage		December 31,	Percentage	June 30,	Percentage
2007	of Total		2006	of Total	2006	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$3,245,743	31.9%	$3,384,232	32.6%	$3,037,665	33.5%
Correspondent banks	219,515	2.2	237,463	2.3	247,306	2.7
Public funds	46,850	0.4	78,006	0.7	52,667	0.6

Total non-interest-bearing demand deposits	3,512,108	34.5	3,699,701	35.6	3,337,638	36.8

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,334,628	13.1	1,470,792	14.2	1,265,746	13.9
Money market accounts	3,604,372	35.4	3,393,961	32.7	2,963,004	32.6
Time accounts under $100,000	596,187	5.9	612,466	5.9	508,442	5.6
Time accounts of $100,000 or more	729,172	7.2	791,699	7.6	597,589	6.6
Public funds	400,386	3.9	419,290	4.0	405,988	4.5

Total interest-bearing deposits	6,664,745	65.5	6,688,208	64.4	5,740,769	63.2

Total deposits	$10,176,853	100.0%	$10,387,909	100.0%	$9,078,407	100.0%

   At June 30, 2007 and December 31, 2006, interest-bearing public funds deposits included $107.5 million and $127.0 million in savings and interest checking accounts, $99.2 million and $97.8 million in money market accounts, $7.1 million and $6.6 million in time accounts under $100 thousand, and $186.5 million and $187.9 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $681.3 million at June 30, 2007 and $711.0 million at December 31, 2006.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.2 billion and $4.0 billion at June 30, 2007 and December 31, 2006.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $252.1 million at June 30, 2007 and $254.8 million at December 31, 2006. The Corporation had an accrued liability totaling $1.3 million at June 30, 2007 and $1.2 million at December 31, 2006 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $4.6 million and $9.0 million for the three and six months ended June 30, 2007 and $3.6 million and $7.6 million for the three and six months ended June 30, 2006. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2006. See the 2006 Form 10-K for information regarding these commitments.

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

Note 10 - Regulatory Matters and Shareholders' Equity

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

June 30, 2007
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,345,092	13.25%	$811,850	8.00%	N/A	N/A
Frost Bank	1,290,756	12.73	811,283	8.00	$1,014,104	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,029,021	10.14	405,925	4.00	N/A	N/A
Frost Bank	1,074,685	10.60	405,642	4.00	608,462	6.00
Leverage Ratio
Cullen/Frost	1,029,021	8.10	508,162	4.00	N/A	N/A
Frost Bank	1,074,685	8.47	507,734	4.00	634,668	5.00

December 31, 2006
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,332,744	13.43%	$793,889	8.00%	N/A	N/A
Frost Bank	1,234,583	12.45	793,555	8.00	$991,944	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,116,659	11.25	396,944	4.00	N/A	N/A
Frost Bank	1,018,498	10.27	396,778	4.00	595,166	6.00
Leverage Ratio
Cullen/Frost	1,116,659	9.56	467,275	4.00	N/A	N/A
Frost Bank	1,018,498	8.73	466,835	4.00	583,543	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of June 30, 2007, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

   Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation's wholly owned subsidiary trusts, Cullen/Frost Capital Trust II, Alamo Corporation of Texas Trust I and Summit Bancshares Statutory Trust I, have not been included in the Corporation's consolidated financial statements. However, the $135 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board.

   Stock Repurchase Plan. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the current plan, which was implemented on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, during the second quarter of 2007, the Corporation repurchased 1.2 million shares at a cost of $65.6 million. No shares were repurchased under stock repurchase plans during 2006.

Note 11 - Derivative Financial Instruments

   The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2007 and December 31, 2006 are presented in the following table. The estimated fair value of the interest rate floors on variable-rate loans are based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

	June 30, 2007		December 31, 2006

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$162,847	$2,205	$15,337	$182

Interest rate derivatives designated as hedges of cash flows:
Interest rate floors on variable-rate loans	1,300,000	65	1,300,000	366

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	210,022	3,310	200,910	3,320
Commercial loan/lease interest rate swaps	210,022	(3,310)	200,910	(3,320)
Commercial loan/lease interest rate caps	-	-	17,500	5
Commercial loan/lease interest rate caps	-	-	17,500	(5)
Commercial loan/lease interest rate floors	-	-	17,500	8
Commercial loan/lease interest rate floors	-	-	17,500	(8)

The weighted-average rates paid and received for interest rate swaps and the weighted-average strike rate for interest rate floors outstanding at June 30, 2007 were as follows:

		Weighted-Average

		Interest Rate Paid	Interest Rate Received	Strike Rate

Interest rate swaps:
Commercial loan/lease interest rate swaps		4.83%	5.19%	-
Non-hedging interest rate swaps		5.51	5.51	-

Interest rate caps and floors:
Interest rate floors on variable-rate loans		-	-	6.00%

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases, collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $1.4 million at June 30, 2007. This credit exposure includes approximately $1.1 million related to upstream financial institution counterparties and $365 thousand related to bank customers. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax loss on the floor contracts included in accumulated other comprehensive income totaled $1.2 million at June 30, 2007.

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

		June 30, 2007		December 31, 2006

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	463	$2,010	27	$36
Oil	Barrels	463	(1,900)	27	(29)
Natural gas	MMBTUs	2,095	1,106	600	952
Natural gas	MMBTUs	2,095	(1,052)	600	(953)

Commodity options:
Oil	Barrels	582	2,195	566	1,837
Oil	Barrels	582	(2,189)	566	(1,835)
Natural gas	MMBTUs	720	324	1,440	1,006
Natural gas	MMBTUs	720	(324)	1,440	(1,006)

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward and option contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2007 and December 31, 2006.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2007	2006	2007	2006

Weighted-average shares outstanding for basic earnings per share		59,324,340	55,105,374	59,499,098	54,840,977
Dilutive effect of stock options and non-vested stock awards		809,980	1,197,806	863,492	1,274,677

Weighted-average shares outstanding for diluted earnings per share		60,134,320	56,303,180	60,362,590	56,115,654

Note 13 - Stock-Based Compensation

A combined summary of activity in the Corporation's active stock plans is presented in the following table.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2007	2,386,025	235,800	$47.72	4,545,195	$41.19

Shares authorized - 2007 Plan	500,000	-	-	-	-
Granted	(26,000)	-	-	26,000	52.58
Stock options exercised	-	-	-	(476,509)	26.49
Stock awards vested	-	-	-	-	-
Forfeited	51,675	-	-	(51,675)	44.94
Canceled	(69,650)	-	-	-	-

Balance, June 30, 2007	2,842,050	235,800	47.72	4,043,011	42.95

   During the six months ended June 30, 2007 and 2006, proceeds from stock option exercises totaled $12.6 million and $29.3 million. During the six months ended June 30, 2007, 397,718 shares issued in connection with stock option exercises and non-vested stock awards were new shares issued from available authorized shares, while 78,791 shares were issued from available treasury stock.

   Stock-based compensation expense totaled $2.7 million and $5.1 million during the three and six months ended June 30, 2007 and $2.4 million and $4.7 million during the three and six months ended June 30, 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $13.3 million at June 30, 2007, while unrecognized stock-based compensation expense related to non-vested stock awards was $5.1 million at June 30, 2007.

Note 14 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Expected return on plan assets, net of expenses	$(2,047)	$(1,863)	$(4,094)	$(3,726)
Interest cost on projected benefit obligation	1,869	1,795	3,738	3,590
Net amortization and deferral	664	749	1,328	1,498

Net periodic benefit cost	$486	$681	$972	$1,362

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $4.0 million through June 30, 2007. The Corporation does not expect to make any additional contributions during the remainder of 2007.

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

Note 15 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Current income tax expense	$23,900	$23,579	$47,529	$47,507
Deferred income tax expense (benefit)	719	(195)	(21)	(1,732)

Income tax expense as reported	$24,619	$23,384	$47,508	$45,775

Effective tax rate	31.5%	32.5%	32.0%	32.5%

   Net deferred tax assets totaled $71.9 million at June 30, 2007 and $54.4 million at December 31, 2006. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

   The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) is currently examining the Corporation's U.S. income tax returns for 2004 and 2005. The examination is expected to be completed during the third quarter of 2007. The Corporation does not anticipate the examination to result in any adjustments that would have a significant impact on the Corporation's financial statements.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
June 30, 2007	$169,485	$27,808	$(3,753)	$193,540
June 30, 2006	157,078	24,864	(4,224)	177,718

Six months ended:
June 30, 2007	$341,513	$54,805	$(7,873)	$388,445
June 30, 2006	310,262	48,893	(7,966)	351,189

Net income (loss):
Three months ended:
June 30, 2007	$50,179	$6,579	$(3,129)	$53,629
June 30, 2006	46,291	5,552	(3,293)	48,550

Six months ended:
June 30, 2007	$98,699	$12,106	$(9,897)	$100,908
June 30, 2006	91,448	10,358	(6,579)	95,227

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

   SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Corporation's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2006, included in the 2006 Form 10-K. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or any future period.

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

Results of Operations

   Net income totaled $53.6 million, or $0.89 diluted per share, for the three months ended June 30, 2007 compared to $48.6 million, or $0.86 diluted per share, for the three months ended June 30, 2006 and $47.3 million, or $0.78 diluted per share, for the three months ended March 31, 2007. Net income totaled $100.9 million, or $1.67 diluted per share, for the six months ended June 30, 2007 compared to $95.2 million, or $1.70 diluted per share, for the six months ended June 30, 2006.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006

Taxable-equivalent net interest income	$133,095	$131,127	$119,309	$264,222	$234,027
Taxable-equivalent adjustment	3,575	3,294	2,341	6,869	4,619

Net interest income, as reported	129,520	127,833	116,968	257,353	229,408
Provision for possible loan losses	2,650	2,650	5,105	5,300	9,039

Net interest income after provision for possible loan losses	126,870	125,183	111,863	252,053	220,369
Non-interest income	64,020	67,072	60,750	131,092	121,781
Non-interest expense	112,642	122,087	100,679	234,729	201,148

Income before income taxes	78,248	70,168	71,934	148,416	141,002
Income taxes	24,619	22,889	23,384	47,508	45,775

Net income	$53,629	$47,279	$48,550	$100,908	$95,227

Net income per share - basic	$0.90	$0.79	$0.88	$1.70	$1.74
Net income per share - diluted	0.89	0.78	0.86	1.67	1.70
Dividends per share	0.40	0.34	0.34	0.74	0.64

Return on average assets	1.66%	1.47%	1.70%	1.57%	1.69%
Return on average equity	15.40	13.78	19.02	14.60	18.94

   Net income for the three and six months ended June 30, 2007 increased $5.1 million, or 10.5%, and $5.7 million, or 6.0%, compared to the same periods in 2006. The increase during the three months ended June 30, 2007 was primarily the result of a $12.6 million increase in net interest income, a $3.3 million increase in non-interest income and a $2.5 million decrease in the provision for possible loan losses partly offset by a $12.0 million increase in non-interest expense and a $1.2 million increase in income tax expense. The increase during the six months ended June 30, 2007 was primarily the result of a $27.9 million increase in net interest income, a $9.3 million increase in non-interest income and a $3.7 million decrease in the provision for possible loan losses partly offset by a $33.6 million increase in non-interest expense and a $1.7 million increase in income tax expense.

   Net income for the second quarter of 2007 increased $6.4 million, or 13.4%, from the first quarter of 2007. The increase was primarily the result of a $1.7 million increase in net interest income and a $9.4 million decrease in non-interest expense partly offset by a $3.1 million decrease in non-interest income and a $1.7 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 66.3% of total revenue during the first six months of 2007. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis in the second quarter to end the year at 8.25%. During the first six months of 2007, the prime interest rate remained at 8.25%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2006 at 4.25% and increasing 50 basis points in the first quarter and 50 basis in the second quarter to end the year at 5.25%. During the first six months of 2007, the federal funds rate remained at 5.25%.

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

	Second Quarter	Second Quarter	First Six Months
	2007 vs.	2007 vs.	2007 vs.
	Second Quarter	First Quarter	First Six Months
	2006	2007	2006

Due to changes in average volumes	$13,273	$(1,303)	$29,700
Due to changes in average interest rates	513	1,808	495
Due to difference in the number days in each of the comparable periods	-	1,463	-

Total change	$13,786	$1,968	$30,195

   Taxable-equivalent net interest income for the three and six months ended June 30, 2007 increased $13.8 million, or 11.6%, and $30.2 million, or 12.9% compared to the same periods in 2006. The increases were for the most part the result of increases in the average volume of earning assets. The average volume of earning assets for the second quarter of 2007 increased $1.2 billion compared to the second quarter of 2006. Over the same time frame, the net interest margin increased two basis points from 4.70% in 2006 to 4.72% in 2007. The average volume of earning assets for the six months ended June 30, 2007 increased $1.3 billion compared to the same period in 2006. Over the same time frame, the net interest margin increased one basis point from 4.68% in 2006 to 4.69% in 2007. The increase in the average volume of earning assets was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The increases in the net interest margin were primarily due to increases in the relative proportion of earning assets invested in higher-yielding loans. The positive effect of the shift in the relative mix of earning assets was partly limited due to a disproportionally higher increase in the average cost of funds, which increased from 2.98% and 2.81% for the three and six months ended June 30, 2006 to 3.24% and 3.26% for the three and six months ended June 30, 2007, compared to the increase in the average yield on interest-earning assets, which increased from 6.74% and 6.61% for the three and six months ended June 30, 2006 to 6.98% and 6.96% for the three and six months ended June 30, 2007. The increase in cost of funds was partly due to an increase in the relative proportion of average interest-bearing deposits, particularly higher-cost money market and time deposits, from 63.4% of total average deposits in the first six months of 2006 to 65.4% of total deposits in the first six months of 2007.

   Taxable-equivalent net interest income for the second quarter of 2007 increased $2.0 million, or 1.5%, from the first quarter of 2007. The increase primarily resulted from an increase in the net interest margin combined with an increase in the number of days in the second quarter partly offset by a decrease in the average volume of earning assets. The net interest margin increased seven basis points from 4.65% in the first quarter of 2007 to 4.72% in the second quarter of 2007. Taxable-equivalent net interest income for the second quarter of 2007 included 91 days compared to 90 days for the first quarter of 2007. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the second quarter of 2007. Excluding the impact of the additional day during the second quarter of 2007 results in an effective increase in taxable-equivalent net interest income of approximately $505 thousand during the second quarter of 2007. This effective increase was the result of the aforementioned increase in the net interest margin partly offset by a decrease in the average volume of earning assets. The increase in the net interest margin was partly due to an increase in the relative proportion of higher-yielding loans and securities from 65.2% and 28.3% of total average earning assets, respectively, during the first quarter of 2007 to 66.3% and 29.2% of total average earning assets, respectively, during the second quarter of 2007, while the relative proportion of lower-yielding federal funds sold and resell agreements decreased from 6.4% of total average earning assets during the first quarter of 2007 to 4.4% of total average earning assets during the second quarter of 2007. The average volume of earning assets for the second quarter of 2007 decreased $101.4 million compared to the first quarter of 2007 primarily due to a $233.0 million decrease in federal funds sold and resell agreements, which was partly the result of the purchase of shares under the Corporation's stock repurchase plan (see Note 10 - Regulatory Matters and Shareholders' Equity).

   The average volume of loans, the Corporation's primary category of earning assets, increased $1.0 billion during the six months ended June 30, 2007 compared to the same period in 2006. The average yield on loans was 7.88% during the six months ended June 30, 2007 compared to 7.56% during the same period in 2006. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during 2007 compared to 2006. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a positive effect on the net interest margin. The average volume of securities increased $267.1 million during the six months ended June 30, 2007 compared to the same period in 2006. The average yield on securities was 5.20% during the six months ended June 30, 2007 compared to 4.95% during the same period in 2006. Average federal funds sold and resell agreements increased $25.3 million during the six months ended June 30, 2007 compared to the same period in 2006. Average federal funds sold and resell agreements decreased $233.0 million during the second quarter of 2007 compared to the first quarter of 2007. The average yield on federal funds sold and resell agreements was 5.33% during the first six months of 2007 compared to 4.77% during the first six months of 2006.

   Average deposits increased $1.1 billion during the first six months of 2007 compared to the same period in 2006. The increase in the average volume of deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). Average deposits for the second quarter of 2007 decreased $154.7 million compared to the first quarter of 2007. The ratio of average interest-bearing deposits to total average deposits was 65.4% during the first six months of 2007 compared to 63.4% during the first six months of 2006. The average cost of interest-bearing deposits and total deposits was 2.95% and 1.93% during the first six months of 2007 compared to 2.38% and 1.51% during the first six months of 2006. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates combined with an increase in the relative proportion of higher-cost money market and time deposits.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.70% during the first six months of 2007 compared to 3.80% during the first six months of 2006. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $2.7 million and $5.3 million for the three and six months ended June 30, 2007 compared to $5.1 million and $9.0 million for the three and six months ended June 30, 2006. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006

Trust fees	$17,694	$16,907	$15,744	$34,601	$31,498
Service charges on deposit accounts	20,147	18,831	19,566	38,978	38,673
Insurance commissions and fees	6,545	10,628	6,144	17,173	15,119
Other charges, commissions and fees	6,979	6,858	8,681	13,837	14,868
Net gain (loss) on securities transactions	-	-	-	-	(1)
Other	12,655	13,848	10,615	26,503	21,624

Total	$64,020	$67,072	$60,750	$131,092	$121,781

   Total non-interest income for the three and six months ended June 30, 2007 increased $3.3 million, or 5.4%, and $9.3 million, or 7.6%, compared to the same periods in 2006. Total non-interest income for the second quarter of 2007 decreased $3.1 million, or 4.6%, compared to the first quarter of 2007. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and six months ended June 30, 2007 increased $2.0 million, or 12.4%, and $3.1 million, or 9.9%, compared to the same periods in 2006. Investment fees are the most significant component of trust fees, making up approximately 70% and 68% of total trust fees for the first six months of 2007 and 2006, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The increase in trust fee income during the three months ended June 30, 2007 compared to the same period in 2006 was primarily the result of increases in investment fees (up $1.9 million). The increase in trust fee income during the six months ended June 30, 2007 compared to the same period in 2006 was primarily the result of increases in investment fees (up $2.9 million), securities lending income (up $199 thousand) and real estate fees (up $173 thousand). This increase was slightly offset by a decrease in oil and gas fees (down $349 thousand). The increases in investment fees were primarily due to higher equity valuations during the first six months of 2007 compared to the same period in 2006 and growth in overall trust assets and the number of trust accounts.

   Trust fee income for the second quarter of 2007 increased $787 thousand, or 4.7%, compared to the first quarter of 2007. The increase was primarily the result of increases in investment fees (up $686 thousand), tax fees (up $560 thousand) and oil and gas fees (up $196 thousand). These increases were partially offset by decreases in estate fees (down $360 thousand) and real estate fees (down $215 thousand).

   At June 30, 2007, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (41.7% of trust assets), equity securities (39.9% of trust assets) and cash equivalents (12.2% of trust assets). The estimated fair value of trust assets was $24.1 billion (including managed assets of $10.0 billion and custody assets of $14.1 billion) at June 30, 2007, compared to $23.2 billion (including managed assets of $9.3 billion and custody assets of $13.9 billion) at December 31, 2006 and $20.4 billion (including managed assets of $8.4 billion and custody assets of $12.0 billion) at June 30,2006.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2007 increased $581 thousand, or 3.0%, and $305 thousand, or 0.8%, compared to the same periods in 2006. During the three months ended June 30, 2007 increases in overdraft/insufficient funds charges on consumer accounts (up $825 thousand) and commercial accounts (up $491 thousand) were partly offset by decreases in service charges on commercial accounts (down $826 thousand). During the six months ended June 30, 2007 increases in overdraft/insufficient funds charges on consumer accounts (up $1.3 million) and commercial accounts (up $854 thousand) were partly offset by decreases in service charges on commercial accounts (down $2.0 million). The increases in overdraft/insufficient funds charges on both commercial and consumer accounts were partly the result of growth in deposit accounts and an increase in the per-occurrence fee charged. The decreases in service charges on commercial accounts were primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates are higher compared to the first six months of 2006, deposit balances have become more valuable and are yielding a higher earnings credit rate. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees.

   Service charges on deposit accounts for the second quarter of 2007 increased $1.3 million, or 7.0%, compared to the first quarter of 2007. The increase was primarily due to an increase in overdraft/insufficient funds charges on consumer accounts (up $1.2 million), which was partly the result of normal seasonal variation and an increase in the per-occurrence fee charged.

   Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2007 increased $401 thousand, or 6.5%, and $2.1 million, or 13.6%, compared to the same periods in 2006. The increase for the three months ended June 30, 2007 was primarily related to higher commission income (up $789 thousand). The increase in commission income was partly offset by a decrease in contingent commissions (down $388 thousand). The increase for the six months ended June 30, 2007 was primarily related to higher commission income (up $1.5 million) and an increase in contingent commissions (up $577 thousand).

   Insurance commissions and fees include contingent commissions totaling $154 thousand and $3.6 million during the three and six months ended June 30, 2007 and $542 thousand and $3.0 million during the three and six months ended June 30, 2006. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $3.3 million and $2.7 million during the six months ended June 30, 2007 and 2006. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $149 thousand and $274 thousand during the three and six months ended June 30, 2007 and $199 thousand and $307 thousand during the three and six months ended June 30, 2006.

   Insurance commissions and fees for the second quarter of 2007 decreased $4.1 million, or 38.4%, compared to the first quarter of 2007. The decrease was primarily due to the seasonal decrease in contingent commissions (down $3.3 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the second quarter of 2007 decreased $785 thousand compared to the first quarter of 2007 primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2007 decreased $1.7 million, or 19.6%, and $1.0 million, or 6.9%, compared to the same periods in 2006. The decrease during the three months ended June 30, 2007 was primarily related to a decrease in investment banking fees related to corporate advisory services (down $2.7 million). These fees are transaction based and can vary significantly from quarter to quarter. Approximately $2.7 million of the total $2.8 million of investment banking fees related to corporate advisory services recognized during the second quarter of 2006 was related to a single transaction. The decrease in investment banking fees related to corporate advisory services was partially offset by increases in commission income related to the sale of money market accounts (up $309 thousand), mutual funds (up $287 thousand) and annuities (up $229 thousand). The Corporation also recognized account management fees totaling $275 thousand related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006. The decrease in other charges, commissions and fees during the six months ended June 30, 2007 was primarily related to a decrease in investment banking fees related to corporate advisory services (down $3.1 million). This decrease was partially offset by increases in commission income related to the sale of money market accounts (up $609 thousand) and mutual funds (up $560 thousand). The Corporation also recognized account management fees totaling $616 thousand related to the aforementioned line of business acquired in connection with the acquisition of Summit.

   Other charges, commissions and fees for the second quarter of 2007 increased $121 thousand, or 1.8%, compared to the first quarter of 2007. The increase was primarily due to increases in commission income related to the sale of annuities (up $200 thousand) and commission income related to the sale of mutual funds (up $145 thousand).

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $13.8 million and $25.7 million during the six months ended June 30, 2007 and 2006. No gains or losses were realized on the 2007 sales. The Corporation realized a net loss of $1 thousand on the 2006 sales.

   Other Non-Interest Income. Other non-interest income increased $2.0 million, or 19.2%, and $4.9 million, or 22.6%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. Contributing to the increase during the three months ended June 30, 2007 were increases in income from check card usage (up $802 thousand), sundry income from various miscellaneous items (up $710 thousand) and lease rental income (up $475 thousand). Contributing to the increase during the six months ended June 30, 2007 were increases in sundry income from various miscellaneous items (up $1.6 million), income from check card usage (up $1.5 million), lease rental income (up $861 thousand) and gains on sales of assets (up $601 thousand). Sundry income from various miscellaneous items generally includes various one-time, non-recurring items. During the first six months of 2007 significant components of sundry income included $1.1 million in income recognized from the collection of interest and other charges on loans charged-off in prior years and $895 thousand in income recognized in connection with settlements and other recoveries.

   Other non-interest income for the second quarter of 2007 decreased $1.2 million, or 8.6%, compared to the first quarter of 2007. Contributing to the decrease were decreases in sundry income from various miscellaneous items (down $1.1 million) and gains on sales of assets (down $595 thousand) as well as decreases in various other categories of non-interest income. These decreases were partly offset by an increase in income from check card usage (up $425 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006

Salaries and wages	$51,203	$51,714	$47,463	$102,917	$93,569
Employee benefits	11,997	14,426	11,434	26,423	24,610
Net occupancy	9,483	9,634	8,512	19,117	16,945
Furniture and equipment	8,230	6,928	6,357	15,158	12,659
Intangible amortization	2,188	2,326	1,358	4,514	2,664
Other	29,541	37,059	25,555	66,600	50,701

Total	$112,642	$122,087	$100,679	$234,729	$201,148

   Total non-interest expense for the three and six months ended June 30, 2007 increased $12.0 million, or 11.9%, and $33.6 million, or 16.7%, compared to the same periods in 2006. Total non-interest expense for the second quarter of 2007 decreased $9.4 million, or 7.7%, compared to the first quarter of 2007. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2007 increased $3.7 million, or 7.9%, and $9.3 million, or 10.0%, compared to the same periods in 2006. The increases were primarily related to normal, annual merit increases and increases in headcount. The increases in headcount were primarily related to the recent acquisitions during the first and fourth quarters of 2006 (see Note 2 - Mergers and Acquisitions). This increase was partially offset by an increase in cost deferrals related to lending activity.

   Salaries and wages expense for the second quarter of 2007 decreased $511 thousand, or 1.0%, compared to the first quarter of 2007. The decrease was partly related to an increase in cost deferrals related to lending activity and a reduction in overtime expense.

   Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2007 increased $563 thousand, or 4.9%, and $1.8 million, or 7.4%, compared to the same periods in 2006. The increase during the three months ended June 30, 2007 was primarily related to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $330 thousand), medical insurance expense (up $224 thousand) and payroll taxes (up $171 thousand). These increases were partially offset by a decrease in expenses related to the Corporation's defined benefit retirement and restoration plans (down $216 thousand). The increase during the six months ended June 30, 2007 was primarily related to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $1.4 million), medical insurance expense (up $447 thousand) and payroll taxes (up $435 thousand). These increases were partially offset by a decrease in expenses related to the Corporation's defined benefit retirement and restoration plans (down $346 thousand).

   Employee benefits expense for the second quarter of 2007 decreased $2.4 million, or 16.8%, compared to the first quarter primarily due to decreases in payroll taxes (down $1.3 million) and expenses related to the Corporation's 401(k) and profit sharing plan expenses (down $1.1 million). The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to annual incentive compensation payments.

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

   Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2007 increased $971 thousand, or 11.4%, and $2.2 million, or 12.8%, compared to the same periods in 2006. The increase during the three months ended June 30, 2007 was primarily related to an increase in lease expense (up $581 thousand), property tax expense (up $179 thousand) and service contracts expense (up $152 thousand). The impact of these items was partially offset by an increase in rental income (up $212 thousand). The increase during the six months ended June 30, 2007 was primarily due to an increase in lease expense (up $830 thousand), service contracts expense (up $395 thousand), property tax expense (up $287 thousand) and building maintenance (up $251 thousand). The increases in various occupancy expenses were partly related to the additional facilities added in connection with recent acquisitions during the first and fourth quarters of 2006. Net occupancy expense for the second quarter of 2007 decreased $151 thousand, or 1.6%, compared to the first quarter primarily due to decreases in lease expense (down $128 thousand) and service contracts expense (down $101 thousand).

   Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2007 increased $1.9 million, or 29.5%, and $2.5 million, or 19.7%, compared to the same periods in 2006. The increase during the three months ended June 30, 2007 was primarily related to software maintenance expense (up $984 thousand), increases in depreciation expense related to furniture and fixtures (up $382 thousand) and equipment rental expense (up $226 thousand). The increase during the six months ended June 30, 2007 was primarily related to increases in software maintenance expense (up $1.4 million), depreciation expense related to furniture and fixtures (up $630 thousand) and service contracts expense (up $298 thousand). The increases in various furniture and equipment expenses were partly related to the recent acquisitions during the first and fourth quarters of 2006. Additionally, the Corporation entered into software maintenance contracts in connection with new operating platforms related to retail delivery during the second quarter of 2007. Furniture and equipment expense for the second quarter of 2007 increased $1.3 million, or 18.8%, compared to the first quarter primarily due to increases in software maintenance expense (up $636 thousand), equipment rental expense (up $322 thousand) and depreciation expense related to furniture and fixtures (up $229 thousand).

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization totaled $2.2 million and $4.5 million for the three and six months ended June 30, 2007 compared to $1.4 million and $2.7 million during the same periods in 2006 and $2.3 million during the first quarter of 2007. The increases in intangible amortization in 2007 compared to 2006 were primarily due to the amortization of new intangible assets acquired in connection with recent acquisitions during the first and fourth quarters of 2006 (see Note 2 - Mergers and Acquisitions and Note 6 - Goodwill and Other Intangible Assets).

   Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2007 increased $4.0 million, or 15.6%, and $15.9 million, or 31.4%, compared to the same periods in 2006. Significant components of the increase during the three months ended June 30, 2007 included advertising/promotions expenses (up $923 thousand), amortization of net deferred cost related to loan commitments (up $491 thousand), professional service expense (up $395 thousand), fraud losses (up $379 thousand), leased property depreciation (up $314 thousand) and sundry losses (up $266 thousand).

   Significant components of the increase during the six months ended June 30, 2007 included increases in sundry expense from various miscellaneous items (up $7.0 million), advertising/promotions expenses (up $2.2 million), amortization of net deferred costs related to loan commitments (up $1.2 million), professional service expense (up $1.2 million), losses on sales and write-downs of foreclosed assets (up $1.0 million), leased property depreciation (up $730 thousand) and fraud losses (up $436 thousand). Included in sundry expense from various miscellaneous items was $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included was $1.4 million in expense related to a contribution for previously unmatched employee contributions to the Corporation's 401(k) plan, $250 thousand in expense related to the reimbursement of certain expenses previously paid by the Corporation's defined benefit pension plan and $275 thousand in expense related to a settlement.

   Total other non-interest expense for the second quarter of 2007 decreased $7.5 million, or 20.3%, compared to the first quarter of 2007. Significant components of the decrease included sundry expense from various miscellaneous items, (down $6.6 million) as most of the one-time, non-recurring charges discussed above occurred in the first quarter of 2007, losses on sales of foreclosed assets (down $831 thousand), advertising/promotions expenses (down $695 thousand) and professional service expense (down $539 thousand).

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

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006

Banking	$50,179	$48,520	$46,291	$98,699	$91,448
Financial Management Group	6,579	5,527	5,552	12,106	10,358
Non-Banks	(3,129)	(6,768)	(3,293)	(9,897)	(6,579)

Consolidated net income	$53,629	$47,279	$48,550	$100,908	$95,227

Banking

   Net income for the three and six months ended June 30, 2007 increased $3.9 million, or 8.4%, and $7.3 million, or 7.9%, compared to the same periods in 2006. The increase during the three months ended June 30, 2007 was primarily the result of a $12.1 million increase in net interest income, a $2.4 million decrease in the provision for possible loan losses and a $325 thousand increase in non-interest income partly offset by a $10.1 million increase in non-interest expense and a $892 thousand increase in income tax expense. The increase during the six months ended June 30, 2007 was primarily the result of a $27.3 million increase in net interest income, a $3.7 million decrease in the provision for possible loan losses and a $3.9 million increase in non-interest income partly offset by a $24.5 million increase in non-interest expense, and a $3.2 million increase in income tax expense.

   Net interest income for the three and six months ended June 30, 2007 increased $12.1 million, or 10.4%, and $27.3 million, or 12.0%, compared to the same periods in 2006. The increases were for the most part the result of increases in the average volume of earning assets. The increase in the average volume of earning assets during 2007 was due in part to recent acquisitions. The net interest margin increased slightly during 2007 in part due to an increase in the relative proportion of earning assets invested in higher-yielding loans. The positive effect of the shift in the relative mix of earning assets was partly limited due to a disproportionally higher increase in the average cost of funds compared to the increase in the average yield on interest-earning assets. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and six months ended June 30, 2007 totaled $2.7 million and $5.4 million compared to $5.1 million and $9.0 million for the same periods in 2006. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three and six months ended June 30, 2007 increased $325 thousand, or 0.8%, and $3.9 million, or 4.8%, compared to the same periods in 2006. The increases were primarily due to increases in service charges on deposit accounts, insurance commissions and other non-interest income fees partly offset by decreases in other charges, commissions and fees. See the analysis of these categories of non-interest income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and six months ended June 30, 2007 increased $10.1 million, or 12.1%, and $24.5 million, or 14.7%, compared to the same periods in 2006. The increases were primarily related to all categories of non-interest expense; however, the increases in salaries and wages and employee benefits expense and other non-interest expense were the most significant. Combined, salaries and wages and employee benefits increased $3.4 million and $9.1 million during the three and six months ended June 30, 2007 compared to the same periods in 2006. This increase was primarily the result of normal, annual merit increases, increases in headcount, increases in expenses related to the Corporation's employee benefit plans, medical insurance and payroll taxes. Other non-interest expense increased $3.1 million and $9.0 million during the three and six months ended June 30, 2007 compared to the same periods in 2006. Other non-interest expense included increases in advertising/promotion expenses, amortization of net deferred costs related to loan commitments, professional service expense, losses on sales and write-downs of foreclosed assets and leased property depreciation, among other things. The increase in other non-interest expense was also partly due to certain sundry charges incurred during the six months ended June 30, 2007. Increases in net occupancy expense were primarily due to increases in lease expense, service contracts expense, property taxes and maintenance expense. These increases were partly related to the additional facilities added in connection with recent acquisitions during the first and fourth quarters of 2006. Increases in furniture and fixture expense were primarily due to increases in software maintenance expense and depreciation expense related to furniture and fixtures. Increases in intangible amortization were primarily due to the amortization of new intangible assets acquired in connection with the aforementioned acquisitions. See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $6.7 million and $17.3 million during the three and six months ended June 30, 2007 and $6.2 million and $15.2 million during the three and six months ended June 30, 2006. Insurance commission revenues increased $402 thousand, or 6.4%, and $2.0 million, or 13.4%, during the three months and six months ended June 30, 2007 compared to the same periods in 2006. The increases are primarily related to higher commission income (up $789 thousand and $1.5 million during the three and six months ended June 30, 2007, respectively). See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three and six months ended June 30, 2007 increased $1.0 million and $1.7 million compared to the same periods in 2006. The increase during the three months ended June 30, 2007 was primarily due to a $2.8 million increase in non-interest income and a $139 thousand increase in net interest income offset by a $1.4 million increase in non-interest expense and a $553 thousand increase in income tax expense. The increase during the six months ended June 30, 2007 was primarily due to a $5.3 million increase in non-interest income and a $612 thousand increase in net interest income offset by a $3.3 million increase in non-interest expense and a $941 thousand increase in income tax expense.

   Net interest income for the three and six months ended June 30, 2007 increased $139 thousand, or 2.6%, and $612 thousand, or 6.2%, from the comparable periods in 2006. The increases resulted from an increase in average market interest rates, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three and six months ended June 30, 2007 increased $2.8 million, or 14.3%, and $5.3 million, or 13.6%, from the comparable periods in 2006. The increase during the three months ended June 30, 2007 was primarily due to increases in trust fees (up $2.0 million) and other charges, commissions and fees (up $1.0 million). The increase during the six months ended June 30, 2007 was primarily due to increases in trust fees (up $3.2 million), other charges, commissions and fees (up $1.8 million) and other income (up $454 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% and 68% of total trust fees for the first six months of 2007 and 2006, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees in the first six months of 2007 compared to the same period in 2006 primarily due to higher equity valuations during the first six months of 2007 compared to the same period in 2006 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increases in other charges, commissions and fees during the three and six months ended June 30, 2007 compared to the same periods in 2006 were primarily due to increases in commission income related to the sale of money market accounts, mutual funds, and annuities as well as increases in various other categories of service charges. FMG also recognized account management fees totaling $275 thousand and $616 thousand during the three and six months ended June 30, 2007 related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006. The increase in other income during the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to income recognized in connection with a settlement.

   Non-interest expense for the three and six months ended June 30, 2007 increased $1.4 million, or 8.4%, and $3.3 million, or 10.0%, compared to the same periods in 2006. The increase during the three months ended June 30, 2007 was primarily due to an increase in salaries and wages and employee benefits (up $1.1 million on a combined basis) and other non-interest expense (up $152 thousand). The increase during the six months ended June 30, 2007 was primarily due to an increase in salaries and wages and employee benefits (up $2.4 million on a combined basis) and other non-interest expense (up $809 thousand). The increase in salaries and wages and employee benefits was primarily the result of normal, annual merit increases and increases in expenses related to employee benefit plans, medical insurance and payroll taxes. The increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The net loss for the Non-Banks operating segment decreased $164 thousand and increased $3.3 million for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase during the six months ended June 30, 2006 was primarily due to $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures.

Income Taxes

   The Corporation recognized income tax expense of $24.6 million and $47.5 million, for an effective tax rate of 31.5% and 32.0% for the three and six months ended June 30, 2007 compared to $23.4 million and $45.8 million, for an effective tax rate of 32.5% for both the three and six months ended June 30, 2006. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $13.0 billion for the six months ended June 30, 2007 representing an increase of $1.6 billion, or 14.3%, compared to average assets for the same period in 2006. The increase was primarily reflected in earning assets, which increased $1.3 billion, or 13.0%, during the first six months of 2007 compared to the first six months of 2006. The increase was primarily due to a $1.0 billion, or 15.7%, increase in average loans. Total deposits averaged $10.2 billion for the first six months of 2007, increasing $1.1 billion, or 12.6%, compared to the same period in 2006. Average interest-bearing accounts increased from 63.4% of average total deposits in 2006 to 65.4% of average total deposits in 2007. Growth in average loans and average deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The Corporation acquired $289.6 million of loans and $381.6 million of deposits in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas during the first quarter of 2006 and $824.5 million of loans and $973.9 million of deposits in connection with the acquisition of Summit Bancshares during the fourth quarter of 2006.

Loans

Loans were as follows as of the dates indicated:

	June 30,	Percent	March 31,	December 31,	June 30,
	2007	of Total	2007	2006	2006

Commercial and industrial:
Commercial	$3,258,083	44.0%	$3,291,148	$3,229,570	$2,856,530
Leases	181,313	2.4	175,372	174,075	155,489
Asset-based	30,636	0.4	35,708	33,856	42,798

Total commercial and industrial	3,470,032	46.8	3,502,228	3,437,501	3,054,817

Real estate:
Construction:
Commercial	643,182	8.6	659,842	649,140	562,935
Consumer	87,459	1.2	108,995	114,142	114,314
Land:
Commercial	418,951	5.7	419,218	407,055	357,177
Consumer	3,222	0.1	4,872	5,394	6,502
Commercial mortgages	1,784,307	24.1	1,772,347	1,766,469	1,559,510
1-4 family residential mortgages	110,358	1.5	116,508	125,294	103,533
Home equity and other consumer	527,939	7.1	509,135	508,574	474,286

Total real estate	3,575,418	48.3	3,590,917	3,576,068	3,178,257

Consumer:
Indirect	2,713	-	3,075	3,475	2,364
Student loans held for sale	52,113	0.7	64,748	47,335	45,788
Other	309,714	4.2	305,708	310,752	279,919
Other	30,663	0.4	22,083	27,703	40,157
Unearned discount	(28,493)	(0.4)	(29,503)	(29,450)	(24,226)

Total loans	$7,412,160	100.0%	$7,459,256	$7,373,384	$6,577,076

   Loans totaled $7.4 billion at June 30, 2007, an increase of $38.8 million, or 0.5%, compared to December 31, 2006. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $49.7 million, or 0.7%, from December 31, 2006.

   The majority of the Corporation's loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.8% and 46.6% of total loans while real estate loans made up 48.3% and 48.5% of total loans at June 30, 2007 and December 31, 2006, respectively. Real estate loans include both commercial and consumer balances.

   Commercial and industrial loans increased $32.5 million, or 0.9%, from December 31, 2006 to June 30, 2007. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $354.2 million at June 30, 2007, decreasing $5.9 million, or 1.6%, from $360.1 million at December 31, 2006. At June 30, 2007, 66.2% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $3.6 billion at both June 30, 2007 and December 31, 2006. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $14.3 million, or 0.4%, from December 31, 2006. Commercial real estate loans totaled $2.8 billion at June 30, 2007 and represented 79.6% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2007, approximately 60% of the outstanding principal balance of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, decreased $21.4 million, or 1.9%, from December 31, 2006. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans decreased $10.5 million, or 1.1%, from December 31, 2006.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

		June 30,	March 31,	December 31,	June 30,
		2007	2007	2006	2006

Consumer real estate:
Construction		$87,459	$108,995	$114,142	$114,314
Land		3,222	4,872	5,394	6,502
Home equity loans		253,528	243,113	241,680	232,259
Home equity lines of credit		85,887	86,183	87,103	79,097
Other consumer real estate		188,524	179,839	179,791	162,930

Total real estate		618,620	623,002	628,110	595,102

Consumer non-real estate		309,714	305,708	310,752	279,919
Student loans held for sale		52,113	64,748	47,335	45,788
Indirect		2,713	3,075	3,475	2,364
1-4 family residential mortgages		110,358	116,508	125,294	103,533

Total consumer loans		$1,093,518	$1,113,041	$1,114,966	$1,026,706

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

	June 30,	March 31,	December 31,	June 30,
	2007	2007	2006	2006

Non-accrual loans:
Commercial and industrial	$14,727	$17,058	$20,813	$24,628
Real estate	29,103	28,197	29,580	4,551
Consumer and other	1,673	1,514	1,811	1,645

Total non-accrual loans	45,503	46,769	52,204	30,824

Foreclosed assets:
Real estate	3,630	3,120	5,500	6,423
Other	592	595	45	38

Total foreclosed assets	4,222	3,715	5,545	6,461

Total non-performing assets	$49,725	$50,484	$57,749	$37,285

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.67%	0.68%	0.78%	0.57%
Total assets	0.38	0.38	0.44	0.33

Accruing past due loans:
30 to 89 days past due	$60,324	$51,734	$56,836	$30,790
90 or more days past due	12,561	9,050	10,917	7,719

Total accruing past due loans	$72,885	$60,784	$67,753	$38,509

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.81%	0.69%	0.77%	0.47%
90 or more days past due	0.17	0.12	0.15	0.12

Total accruing past due loans	0.98%	0.81%	0.92%	0.59%

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2007 and December 31, 2006, the Corporation had $10.8 million and $12.7 million in loans of this type that are not included in either of the non-accrual or 90 days past due loan categories. At June 30, 2007, potential problem loans consisted of four credit relationships. Of the total outstanding balance at June 30, 2007, approximately 68.2% related to a customer in the insurance industry and approximately 20.3% related to a customer that operates as a retailer of musical instruments. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $689 thousand and $1.4 million for the three and six months ended June 30, 2007, compared to $439 thousand and $877 thousand for the same periods in 2006.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006

Balance at beginning of period	$96,144	$96,085	$84,142	$96,085	$80,325

Provision for possible loan losses	2,650	2,650	5,105	5,300	9,039

Allowance for possible loan losses acquired	-	-	-		2,373

Charge-offs:
Commercial and industrial	(2,233)	(1,247)	(4,090)	(3,480)	(6,871)
Real estate	(233)	(928)	(219)	(1,161)	(294)
Consumer and other	(1,672)	(1,825)	(1,787)	(3,497)	(3,196)

Total charge-offs	(4,138)	(4,000)	(6,096)	(8,138)	(10,361)

Recoveries:
Commercial and industrial	383	317	964	700	1,584
Real estate	40	90	381	130	426
Consumer and other	992	1,002	1,056	1,994	2,166

Total recoveries	1,415	1,409	2,401	2,824	4,176

Net charge-offs	(2,723)	(2,591)	(3,695)	(5,314)	(6,185)

Balance at end of period	$96,071	$96,144	$85,552	$96,071	$85,552

Ratio of allowance for possible loan losses to:
Total loans	1.30%	1.29%	1.30%	1.30%	1.30%
Non-accrual loans	211.13	205.57	277.55	211.13	277.55
Ratio of annualized net charge-offs to average total loans	0.15	0.14	0.23	0.14	0.19

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

   The provision for possible loan losses totaled $2.7 million and $5.3 million during the three and six months ended June 30, 2007, compared to $5.1 million and $9.0 million during the three and six months ended June 30, 2006. The provision for possible loan losses decreased by $2.5 million, or 48.1%, and $3.7 million, or 41.4%, during the three and six months ended June 30, 2007 compared to the same periods in 2006 in part due to lower levels of net charge-offs. The ratio of the allowance for possible loan losses to total loans at June 30, 2007 remained unchanged compared to December 31, 2006 and management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At June 30, 2007, shareholders' equity totaled $1.4 billion compared to $1.4 billion at December 31, 2006 and $1.0 billion at June 30, 2006. In addition to net income of $100.9 million, other significant changes in shareholders' equity during the first six months of 2007 included $65.6 million in treasury stock purchases, $44.0 million of dividends paid, $12.6 million in proceeds from stock option exercises and the related tax benefits of $4.7 million, and $5.1 million related to stock-based compensation. The accumulated other comprehensive loss component of shareholders' equity totaled $87.5 million at June 30, 2007 compared to $54.9 million at December 31, 2006. This fluctuation was primarily related to the after-tax effect of changes in the unrealized gain/loss on securities available for sale. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to the net unrealized gain or loss on securities available for sale and the funded status of the Corporation's defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Regulatory Matters and Shareholders' Equity in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.34 and $0.40 per common share during the first and second quarters of 2007 and quarterly dividends of $0.30 and $0.34 per common share during the first and second quarters of 2006. This equates to a dividend payout ratio of 43.1% and 44.0% during the first and second quarters of 2007 and 35.4% and 38.9% during the first and second quarters of 2006.

   The Corporation has maintained several stock repurchase plans authorized by the Corporation's board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the current plan, which was implemented on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, during the second quarter of 2007, the Corporation repurchased 1.2 million shares at a cost of $65.6 million. No shares were repurchased under stock repurchase plans during 2006. Also see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation's bank subsidiary. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation's bank subsidiary to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent the Corporation's bank subsidiary from paying normal dividends to Cullen/Frost. At June 30, 2007, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $49.4 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at June 30, 2007.

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

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	June 30, 2007			June 30, 2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,012	$173	5.81%	$4,155	$92	4.48%
Federal funds sold and resell agreements	614,032	16,241	5.33	588,774	13,913	4.77
Securities:
Taxable	2,903,344	74,596	5.05	2,712,788	66,755	4.81
Tax-exempt	345,135	11,054	6.41	268,628	8,626	6.46

Total securities	3,248,479	85,650	5.20	2,981,416	75,381	4.95
Loans, net of unearned discounts	7,429,683	290,408	7.88	6,424,032	240,811	7.56

Total Earning Assets and Average Rate Earned	11,298,206	392,472	6.96	9,998,377	330,197	6.61
Cash and due from banks	618,098			637,232
Allowance for possible loan losses	(96,389)			(82,848)
Premises and equipment, net	219,755			194,583
Accrued interest and other assets	952,372			621,756

Total Assets	$12,992,042			$11,369,100

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,232,478			$2,939,942
Correspondent banks	238,918			311,632
Public funds	51,809			50,721

Total non-interest-bearing demand deposits	3,523,205			3,302,295
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,375,088	3,323	0.49	1,290,597	2,214	0.35
Money market deposit accounts	3,446,303	54,892	3.21	2,915,664	39,762	2.75
Time accounts	1,373,511	29,683	4.36	1,068,747	18,053	3.41
Public funds	456,608	9,558	4.22	455,111	7,653	3.39

Total interest-bearing deposits	6,651,510	97,456	2.95	5,730,119	67,682	2.38

Total deposits	10,174,715			9,032,414
Federal funds purchased and repurchase agreements	848,531	16,472	3.91	753,166	14,655	3.92
Junior subordinated deferrable interest debentures	168,225	6,192	7.36	228,890	8,406	7.35
Subordinated notes payable and other notes	225,138	7,432	6.60	150,000	4,822	6.43
Federal Home Loan Bank advances	31,213	698	4.51	27,508	605	4.44

Total Interest-Bearing Funds and Average
Rate Paid	7,924,617	128,250	3.26	6,889,683	96,170	2.81

Accrued interest and other liabilities	150,224			163,292

Total Liabilities	11,598,046			10,355,270
Shareholders' Equity	1,393,996			1,013,830

Total Liabilities and Shareholders' Equity	$12,992,042			$11,369,100

Net interest income		$264,222			$234,027

Net interest spread			3.70%			3.80%

Net interest income to total average earning assets			4.69%			4.68%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2007			March 31, 2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$7,911	$106	5.37%	$4,093	$67	6.65%
Federal funds sold and resell agreements	498,193	6,623	5.33	731,158	9,618	5.33
Securities:
Taxable	2,918,801	37,767	5.09	2,887,714	36,829	5.01
Tax-exempt	367,684	5,896	6.41	322,337	5,158	6.43

Total securities	3,286,485	43,663	5.24	3,210,051	41,987	5.15
Loans, net of unearned discounts	7,455,208	146,204	7.87	7,403,874	144,204	7.90

Total Earning Assets and Average Rate Earned	11,247,797	196,596	6.98	11,349,176	195,876	6.95
Cash and due from banks	595,943			640,498
Allowance for possible loan losses	(96,613)			(96,164)
Premises and equipment	219,288			220,228
Accrued interest and other assets	956,338			944,167

Total Assets	$12,922,753			$13,057,905

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,226,530			$3,238,492
Correspondent banks	230,383			247,549
Public funds	48,271			55,386

Total non-interest-bearing demand deposits	3,505,184			3,541,427
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,365,463	1,896	0.56	1,384,819	1,427	0.42
Money market deposit accounts	3,449,291	27,305	3.18	3,443,281	27,587	3.25
Time accounts	1,344,221	14,582	4.35	1,403,127	15,101	4.36
Public funds	433,652	4,587	4.24	479,820	4,971	4.20

Total interest-bearing deposits	6,592,627	48,370	2.94	6,711,047	49,086	2.97

Total deposits	10,097,811			10,252,474
Federal funds purchased and repurchase agreements	859,511	8,251	3.85	837,430	8,221	3.98
Junior subordinated deferrable interest debentures	139,177	2,499	7.18	197,596	3,693	7.48
Subordinated notes payable and other notes	250,000	4,080	6.53	200,000	3,352	6.70
Federal Home Loan Bank advances	26,299	301	4.59	36,181	397	4.45

Total Interest-Bearing Funds and Average
Rate Paid	7,867,614	63,501	3.24	7,982,254	64,749	3.28

Accrued interest and other liabilities	153,522			142,692

Total Liabilities	11,526,320			11,666,373
Shareholders' Equity	1,396,433			1,391,532

Total Liabilities and Shareholders' Equity	$12,922,753			$13,057,905

Net interest income		$133,095			$131,127

Net interest spread			3.74%			3.67%

Net interest income to total average earning assets			4.72%			4.65%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	December 31, 2006			September 30, 2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$3,016	$98	12.90%	$4,680	$61	5.17%
Federal funds sold and resell agreements	938,643	12,523	5.29	755,366	10,114	5.31
Securities:
Taxable	2,716,469	34,025	4.93	2,581,825	32,404	4.86
Tax-exempt	290,180	4,647	6.48	274,018	4,411	6.46

Total securities	3,006,649	38,672	5.08	2,855,843	36,815	5.01
Loans, net of unearned discounts	6,680,754	133,469	7.93	6,564,689	131,984	7.98

Total Earning Assets and Average Rate Earned	10,629,062	184,762	6.88	10,180,578	178,974	6.93
Cash and due from banks	608,002			580,673
Allowance for possible loan losses	(88,441)			(85,941)
Premises and equipment	207,917			202,770
Accrued interest and other assets	714,180			644,020

Total Assets	$12,070,720			$11,522,100

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,120,087			$3,021,123
Correspondent banks	247,287			239,895
Public funds	55,214			47,878

Total non-interest-bearing demand deposits	3,422,588			3,308,896
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,293,963	1,229	0.38	1,260,385	1,136	0.36
Money market deposit accounts	3,212,325	26,700	3.30	3,044,314	25,612	3.34
Time accounts	1,214,957	13,175	4.30	1,137,698	11,579	4.04
Public funds	385,924	4,027	4.14	386,750	3,950	4.05

Total interest-bearing deposits	6,107,169	45,131	2.93	5,829,147	42,277	2.88

Total deposits	9,529,757			9,138,043
Federal funds purchased and repurchase agreements	785,144	8,159	4.12	764,857	8,353	4.33
Junior subordinated deferrable interest debentures	232,991	4,557	7.82	229,898	4,439	7.72
Subordinated notes payable and other notes	150,000	2,611	6.96	150,000	2,558	6.82
Federal Home Loan Bank advances	25,155	287	4.53	22,187	254	4.54

Total Interest-Bearing Funds and Average
Rate Paid	7,300,459	60,745	3.30	6,996,089	57,881	3.29

Accrued interest and other liabilities	151,554			148,443

Total Liabilities	10,874,601			10,453,428
Shareholders' Equity	1,196,119			1,068,672

Total Liabilities and Shareholders' Equity	$12,070,720			$11,522,100

Net interest income		$124,017			$121,093

Net interest spread			3.58%			3.64%

Net interest income to total average earning assets			4.62%			4.69%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2006

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$3,002	$35	4.66%
Federal funds sold and resell agreements	600,929	7,529	5.03
Securities:
Taxable	2,677,703	33,320	4.82
Tax-exempt	269,138	4,339	6.45

Total securities	2,946,841	37,659	4.97
Loans, net of unearned discounts	6,539,306	125,856	7.72

Total Earning Assets and Average Rate Earned	10,090,078	171,079	6.74
Cash and due from banks	588,212
Allowance for possible loan losses	(84,133)
Premises and equipment, net	201,826
Accrued interest and other assets	654,163

Total Assets	$11,450,146

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$2,994,617
Correspondent banks	259,399
Public funds	46,000

Total non-interest-bearing demand deposits	3,300,016
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,299,419	1,182	0.36
Money market deposit accounts	2,946,458	21,591	2.94
Time accounts	1,102,856	9,905	3.60
Public funds	419,927	3,896	3.72

Total interest-bearing deposits	5,768,660	36,574	2.54

Total deposits	9,068,676
Federal funds purchased and repurchase agreements	789,426	8,129	4.13
Junior subordinated deferrable interest debentures	229,898	4,298	7.48
Subordinated notes payable and other notes	150,000	2,482	6.62
Federal Home Loan Bank advances	25,510	287	4.51

Total Interest-Bearing Funds and Average
Rate Paid	6,963,494	51,770	2.98

Accrued interest and other liabilities	162,664

Total Liabilities	10,426,174
Shareholders' Equity	1,023,972

Total Liabilities and Shareholders' Equity	$11,450,146

Net interest income		$119,309

Net interest spread			3.76%

Net interest income to total average earning assets			4.70%

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

   As of June 30, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.1% and 1.9%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.8% and 4.1%, respectively, relative to the base case over the next 12 months. As of June 30, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.9% and 2.8%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 4.5%, respectively, relative to the base case over the next 12 months.

   The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances in any of the reported periods. As of June 30, 2007, the effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 0.22% positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 0.21% negative variance in net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended June 30, 2007.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	End of the Period

April 1, 2007 to April 30, 2007	-	$-	-	2,500,000
May 1, 2007 to May 31, 2007	1,241,810	52.84	1,241,810	1,258,190
June 1, 2007 to June 30, 2007	-	-	-	1,258,190

Total	1,241,810	$52.84	1,241,810

(1)

The Corporation maintains a stock repurchase plan that was authorized by the Corporation's board of directors on April 26, 2007. Under the plan, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period ending April 26, 2009 at various prices in the open market or through private transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual Meeting of Shareholders held on April 26, 2007, shareholders voted on the following matters:

(1)

To elect four Class II director nominees to serve until the 2010 Annual Meeting of Shareholders and one Class III director nominee to serve until the 2008 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For		Total Votes Withheld

Class I
Richard W. Evans, Jr.	53,970,340		1,028,169
Karen E. Jennings	54,508,696		489,813
Richard M. Kleberg III	53,977,981		1,020,528
Horace Wilkins, Jr.	54,598,649		399,860

Class III
T.C. Frost	53,949,766		1,048,743

Other directors whose term of office as a director continued after the meeting were as follows:

Class I (Terms Expiring in 2010)			Class III (Terms Expiring in 2008)

Crawford H. Edwards			R. Denny Alexander
Ruben M. Escobedo			Carlos Alvarez
Patrick B. Frost			Royce S. Caldwell
Robert S. McClane			Ida Clement Steen

Item 4. Submission of Matters to a Vote of Security Holders (Continued)

(2)	To approve the Cullen/Frost Bankers, Inc. 2007 Outside Directors Incentive Plan.

	Total Votes For		53,508,307
	Total Votes Against		4,123,199
	Total Abstentions		303,522

(3)	To ratify the selection of Ernst & Young LLP to act as independent auditors of the Corporation for the fiscal year that began January 1, 2007.

	Total Votes For		53,840,305
	Total Votes Against		1,088,247
	Total Abstentions		74,957

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: July 25, 2007	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)