Form 10-Q
period 2007-09-30
CULLEN FROST BANKERS INC
filed 2007-10-24
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	September 30, 2007

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission file number:	0-7275

Cullen/Frost Bankers, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

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

As of October 18, 2007, there were 58,479,130 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Interest income:
Loans, including fees	$145,106	$131,006	$432,607	$370,304
Securities:
Taxable	35,675	32,404	110,271	99,159
Tax-exempt	4,706	2,822	11,798	8,342
Interest-bearing deposits	99	61	272	153
Federal funds sold and resell agreements	9,288	10,114	25,529	24,027

Total interest income	194,874	176,407	580,477	501,985

Interest expense:
Deposits	49,441	42,277	146,897	109,959
Federal funds purchased and repurchase agreements	7,981	8,353	24,453	23,008
Junior subordinated deferrable interest debentures	2,548	4,439	8,740	12,845
Subordinated notes payable and other borrowings	4,280	2,812	12,410	8,239

Total interest expense	64,250	57,881	192,500	154,051

Net interest income	130,624	118,526	387,977	347,934
Provision for possible loan losses	5,784	1,711	11,084	10,750

Net interest income after provision for possible loan losses	124,840	116,815	376,893	337,184

Non-interest income:
Trust fees	17,749	15,962	52,350	47,460
Service charges on deposit accounts	20,696	19,301	59,674	57,974
Insurance commissions and fees	7,695	7,204	24,868	22,323
Other charges, commissions and fees	10,772	7,228	24,609	22,096
Net gain (loss) on securities transactions	-	-	-	(1)
Other	13,844	10,871	40,347	32,495

Total non-interest income	70,756	60,566	201,848	182,347

Non-interest expense:
Salaries and wages	52,996	48,743	155,913	142,312
Employee benefits	10,727	10,882	37,150	35,492
Net occupancy	9,509	8,964	28,626	25,909
Furniture and equipment	8,793	6,553	23,951	19,212
Intangible amortization	2,184	1,293	6,698	3,957
Other	29,358	27,175	95,958	77,876

Total non-interest expense	113,567	103,610	348,296	304,758

Income before income taxes	82,029	73,771	230,445	214,773
Income taxes	25,566	23,769	73,074	69,544

Net income	$56,463	$50,002	$157,371	$145,229

Earnings per common share:
Basic	$0.97	$0.90	$2.66	$2.64
Diluted	0.95	0.88	2.62	2.58

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	September 30,	December 31,	September 30,
	2007	2006	2006

Assets:
Cash and due from banks	$608,336	$707,683	$558,997
Interest-bearing deposits	8,727	1,677	2,279
Federal funds sold and resell agreements	556,652	735,225	1,016,650

Total cash and cash equivalents	1,173,715	1,444,585	1,577,926

Securities held to maturity, at amortized cost	8,550	10,096	10,625
Securities available for sale, at estimated fair value	3,446,752	3,330,953	2,770,409
Trading account securities	10,779	9,406	8,024
Loans, net of unearned discounts	7,460,755	7,373,384	6,516,256
Less: Allowance for possible loan losses	(92,263)	(96,085)	(85,667)

Net loans	7,368,492	7,277,299	6,430,589
Premises and equipment, net	217,332	219,533	202,717
Goodwill	528,491	524,117	246,957
Other intangible assets, net	31,782	38,480	21,117
Cash surrender value of life insurance policies	115,082	111,742	110,673
Accrued interest receivable and other assets	265,706	257,978	268,377

Total assets	$13,166,681	$13,224,189	$11,647,414

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,602,780	$3,699,701	$3,380,986
Interest-bearing deposits	6,493,052	6,688,208	5,889,462

Total deposits	10,095,832	10,387,909	9,270,448

Federal funds purchased and repurchase agreements	893,266	864,190	725,779
Subordinated notes payable and other borrowings	261,202	186,366	171,427
Junior subordinated deferrable interest debentures	139,177	242,270	229,898
Accrued interest payable and other liabilities	390,483	166,571	128,441

Total liabilities	11,779,960	11,847,306	10,525,993

Shareholders' Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares, 59,839,144 shares and 55,820,763 shares issued	602	598	558
Additional paid-in capital	572,421	548,117	324,534
Retained earnings	966,312	883,060	853,738
Accumulated other comprehensive income (loss), net of tax	(58,018)	(54,892)	(57,409)
Treasury stock, 1,813,461 shares, no shares and no shares, at cost	(94,596)	-	-

Total shareholders' equity	1,386,721	1,376,883	1,121,421

Total liabilities and shareholders' equity	$13,166,681	$13,224,189	$11,647,414

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30,

	2007	2006

Total shareholders' equity at beginning of period	$1,376,883	$982,236

Comprehensive income:
Net income	157,371	145,229
Other comprehensive income:
Change in unrealized gain/loss on securities available for sale of $(7,382) in 2007 and $(9,758) in 2006, net of reclassification adjustment of $1 in 2006 and tax effect of $(2,584) in 2007 and $(3,415) in 2006	(4,798)	(6,342)
Change in funded status of defined benefit post-retirement benefit plans related to the amortization of actuarial losses to net periodic benefit cost of $1,991 in 2007, net of tax effect of $697	1,294	-
Change in accumulated gain/loss on effective cash flow hedging derivatives of $582 in 2007 and $(963) in 2006 net of tax effect of $204 in 2007 and $(338) in 2006	378	(625)

Total other comprehensive income	(3,126)	(6,967)

Total comprehensive income	154,245	138,262

Stock option exercises (680,534 shares in 2007 and 1,404,780 shares in 2006)	18,523	37,270
Stock compensation expense recognized in earnings	7,471	7,030
Tax benefits related to stock compensation, includes excess tax benefits of $6,231 in 2007 and $14,563 in 2006	6,382	14,563
Purchase of treasury stock (2,096,277 shares in 2007 and 66,752 shares in 2006)	(109,423)	(3,580)
Cash dividends ($1.14 per share in 2007 and $0.98 per share in 2006)	(67,360)	(54,360)

Total shareholders' equity at end of period	$1,386,721	$1,121,421

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2007	2006

Operating Activities:
Net income	$157,371	$145,229
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	11,084	10,750
Deferred tax expense (benefit)	231	(1,779)
Accretion of loan discounts	(9,750)	(7,593)
Securities premium amortization (discount accretion), net	(1,644)	(1,366)
Net (gain) loss on securities transactions	-	1
Depreciation and amortization	23,031	18,323
Origination of loans held for sale	(71,647)	(58,954)
Proceeds from sales of loans held for sale	49,911	59,171
Net gain on sale of loans held for sale and other assets	(1,059)	(1,633)
Stock-based compensation expense	7,471	7,030
Tax benefit from stock-based compensation	151	-
Excess tax benefits from stock-based compensation	(6,231)	(14,563)
Earnings on life insurance policies	(3,340)	(3,054)
Net change in:
Trading account securities	(1,373)	(1,807)
Accrued interest receivable and other assets	(6,124)	9,902
Accrued interest payable and other liabilities	32,515	(320,790)

Net cash from operating activities	180,597	(161,133)

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	1,541	2,069
Securities available for sale:
Purchases	(8,191,457)	(13,028,949)
Sales	14,443	25,689
Maturities, calls and principal repayments	8,254,107	13,351,918
Net change in loans	(74,584)	(141,303)
Net cash paid in acquisitions	(1,903)	(61,016)
Proceeds from sales of premises and equipment	4,473	202
Purchases of premises and equipment	(18,881)	(21,055)
Proceeds from sales of repossessed properties	5,282	1,571

Net cash from investing activities	(6,979)	129,126

Financing Activities:
Net change in deposits	(292,077)	(257,529)
Net change in short-term borrowings	29,076	(20,669)
Proceeds from notes payable	98,799	-
Principal payments on notes payable and other borrowings	(128,257)	(19,190)
Proceeds from stock option exercises	18,523	37,270
Excess tax benefits from stock-based compensation	6,231	14,563
Purchase of treasury stock	(109,423)	(3,580)
Cash dividends paid	(67,360)	(54,360)

Net cash from financing activities	(444,488)	(303,495)

Net change in cash and cash equivalents	(270,870)	(335,502)
Cash and equivalents at beginning of period	1,444,585	1,913,428

Cash and equivalents at end of period	$1,173,715	$1,577,926

Supplemental disclosures:
Cash paid for interest	$196,787	$157,237
Cash paid for income taxes	60,517	54,099

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

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the funded status of defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the nine months ended September 30, 2007 and 2006 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had comprehensive income of $85.9 million and $99.1 million for the three months ended September 30, 2007 and 2006. Comprehensive income during the three months ended September 30, 2007 and 2006 included net after-tax gains of $28.5 million and $48.8 million due to decreases in the net unrealized loss on securities available for sale.

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

   Texas Community Bancshares, Inc. On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. ("TCB"), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price included $31.1 million in cash and $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Frost Bank. As of September 30, 2007, the Corporation had a liability totaling $352 thousand related to TCB shares that have not yet been tendered for payment.

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

Note 3 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

September 30, 2007	December 31, 2006

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$7,550	$98	$4	$7,644	$9,096	$87	$14	$9,169
Other	1,000	-	1	999	1,000	-	11	989

Total	$8,550	$98	$5	$8,643	$10,096	$87	$25	$10,158

Securities Available for Sale:
U.S. Treasury	$-	$-	$-	$-	$89,954	$1	$272	$89,683
U.S. government agencies and corporations	2,958,284	3,380	49,433	2,912,231	2,946,212	5,507	49,110	2,902,609
States and political subdivisions	500,393	2,021	5,850	496,564	309,002	2,672	1,298	310,376
Other	37,957	-	-	37,957	28,285	-	-	28,285

Total	$3,496,634	$5,401	$55,283	$3,446,752	$3,373,453	$8,180	$50,680	$3,330,953

   Securities with a carrying value totaling $1.8 billion at September 30, 2007 and $2.1 billion at December 31, 2006 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

Three Months Ended September 30,	Nine Months Ended September 30,

2007	2006	2007	2006

Proceeds from sales	$603	$-	$14,443	$25,689
Gross realized gains	-	-	-	117
Gross realized losses	-	-	-	118

As of September 30, 2007, securities, with unrealized losses segregated by length of impairment, were as follows:

Less than 12 Months	More than 12 Months	Total

Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Held to Maturity
U.S. government agencies and corporations	$1,907	$2	$351	$2	$2,258	$4
Other	-	-	999	1	999	1

Total	$1,907	$2	$1,350	$3	$3,257	$5

Available for Sale
U.S. government agencies and corporations	$525,337	$2,989	$1,706,147	$46,444	$2,231,484	$49,433
States and political subdivisions	258,753	5,153	34,372	697	293,125	5,850

Total	$784,090	$8,142	$1,740,519	$47,141	$2,524,609	$55,283

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 4 - Loans

Loans were as follows:

September 30,	Percentage	December 31,	Percentage	September 30,	Percentage
2007	of Total	2006	of Total	2006	of Total

Commercial and industrial:
Commercial	$3,234,509	43.4%	$3,229,570	43.8%	$2,852,027	43.8%
Leases	182,553	2.4	174,075	2.4	165,465	2.5
Asset-based	35,879	0.5	33,856	0.4	46,387	0.7

Total commercial and industrial	3,452,941	46.3	3,437,501	46.6	3,063,879	47.0

Real estate:
Construction:
Commercial	580,865	7.8	649,140	8.8	607,749	9.4
Consumer	73,209	1.0	114,142	1.5	104,781	1.6
Land:
Commercial	390,796	5.2	407,055	5.5	352,775	5.4
Consumer	3,631	0.1	5,394	0.1	4,323	0.1
Commercial mortgages	1,892,456	25.3	1,766,469	24.0	1,494,114	22.9
1-4 family residential mortgages	104,073	1.4	125,294	1.7	97,453	1.5
Home equity and other consumer	559,860	7.5	508,574	6.9	470,088	7.2

Total real estate	3,604,890	48.3	3,576,068	48.5	3,131,283	48.1

Consumer:
Indirect	2,324	-	3,475	0.1	2,150	-
Student loans held for sale	71,100	1.0	47,335	0.6	53,428	0.8
Other	317,045	4.2	310,752	4.2	276,219	4.2
Other	41,863	0.6	27,703	0.4	19,188	0.3
Unearned discounts	(29,408)	(0.4)	(29,450)	(0.4)	(29,891)	(0.4)

Total loans	$7,460,755	100.0%	$7,373,384	100.0%	$6,516,256	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2007, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2007 or December 31, 2006.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $21.4 million at September 30, 2007 and $52.2 million at December 31, 2006. Accruing loans past due more than 90 days totaled $10.9 million at September 30, 2007 and $10.9 million at December 31, 2006.

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

Impaired loans were as follows:

September 30,	December 31,	September 30,
2007	2006	2006

Balance of impaired loans with no allocated allowance	$7,690	$5,933	$8,204
Balance of impaired loans with an allocated allowance	6,071	38,254	15,518

Total recorded investment in impaired loans	$13,761	$44,187	$23,722

Amount of the allowance allocated to impaired loans	$2,366	$8,729	$6,672

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $25.9 million and $34.0 million during the three and nine months ended September 30, 2007 and $23.9 million and $25.4 million for the three and nine months ended September 30, 2006. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

Three Months Ended September 30,	Nine Months Ended September 30,

2007	2006	2007	2006

Balance at the beginning of the period	$96,071	$85,552	$96,085	$80,325
Provision for possible loan losses	5,784	1,711	11,084	10,750
Allowance for possible loan losses acquired	-	-	-	2,373
Net charge-offs:
Losses charged to the allowance	(11,739)	(3,437)	(19,877)	(13,798)
Recoveries of loans previously charged off	2,147	1,841	4,971	6,017

Net charge-offs	(9,592)	(1,596)	(14,906)	(7,781)

Balance at the end of the period	$92,263	$85,667	$92,263	$85,667

Note 6 - Goodwill and Other Intangible Assets

   Goodwill. Goodwill totaled $528.5 million at September 30, 2007 and $524.1 million at December 31, 2006. During the first and second quarters of 2007, as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed, goodwill recorded in connection with the acquisition of TCB was decreased $470 thousand, goodwill recorded in connection with the acquisition of Alamo was decreased $196 thousand and goodwill recorded in connection with the acquisition of Summit was increased $5.0 million. See Note 2 - Mergers and Acquisitions.

   Other Intangible Assets. Other intangible assets totaled $31.8 million at September 30, 2007 including $29.7 million related to core deposits, $1.5 million related to customer relationships and $545 thousand related to non-compete agreements. Other intangible assets totaled $38.5 million at December 31, 2006 including $35.8 million related to core deposits, $1.9 million related to non-compete agreements and $814 thousand related to customer relationships.

   Amortization expense related to intangible assets totaled $2.2 million and $6.7 million during the three and nine months ended September 30, 2007 and totaled $1.3 million and $4.0 million during the three and nine months ended September 30, 2006. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2007 is as follows:

Remainder of 2007					$2,131
2008					7,268
2009					5,734
2010					4,483
2011					3,737
Thereafter					8,429

					$31,782

Note 7 - Deposits

Deposits were as follows:

September 30,	Percentage		December 31,	Percentage	September 30,	Percentage
2007	of Total		2006	of Total	2006	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$3,319,808	32.9%	$3,384,232	32.6%	$3,092,177	33.4%
Correspondent banks	207,109	2.1	237,463	2.3	208,469	2.2
Public funds	75,863	0.7	78,006	0.7	80,340	0.9

Total non-interest-bearing demand deposits	3,602,780	35.7	3,699,701	35.6	3,380,986	36.5

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,319,010	13.1	1,470,792	14.2	1,255,776	13.5
Money market accounts	3,413,701	33.8	3,393,961	32.7	3,116,532	33.6
Time accounts under $100,000	622,758	6.2	612,466	5.9	513,573	5.5
Time accounts of $100,000 or more	803,752	7.9	791,699	7.6	627,159	6.8
Public funds	333,831	3.3	419,290	4.0	376,422	4.1

Total interest-bearing deposits	6,493,052	64.3	6,688,208	64.4	5,889,462	63.5

Total deposits	$10,095,832	100.0%	$10,387,909	100.0%	$9,270,448	100.0%

   At September 30, 2007 and December 31, 2006, interest-bearing public funds deposits included $126.6 million and $127.0 million in savings and interest checking accounts, $100.4 million and $97.8 million in money market accounts, $3.8 million and $6.6 million in time accounts under $100 thousand, and $103.0 million and $187.9 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $683.9 million at September 30, 2007 and $711.0 million at December 31, 2006.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.6 billion and $4.0 billion at September 30, 2007 and December 31, 2006.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $217.3 million at September 30, 2007 and $254.8 million at December 31, 2006. The Corporation had an accrued liability totaling $1.3 million at September 30, 2007 and $1.2 million at December 31, 2006 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $4.5 million and $13.5 million for the three and nine months ended September 30, 2007 and $3.8 million and $11.3 million for the three and nine months ended September 30, 2006. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2006. See the 2006 Form 10-K for information regarding these commitments.

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

   Cullen/Frost's and Frost Bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, the funded status of the Corporation's defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $135 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital for each entity plus $90 million of the Corporation's aggregate $150 million of 6.875% subordinated notes payable and a permissible portion of the allowance for possible loan losses. The $100 million of 5.75% fixed-to-floating rate subordinated notes issued during the first quarter of 2007 are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

September 30, 2007
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,312,092	12.83%	$818,270	8.00%	N/A	N/A
Frost Bank	1,258,254	12.31	817,833	8.00	$1,022,291	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,029,829	10.07	409,134	4.00	N/A	N/A
Frost Bank	1,075,991	10.53	408,916	4.00	613,375	6.00
Leverage Ratio
Cullen/Frost	1,029,829	8.01	514,084	4.00	N/A	N/A
Frost Bank	1,075,991	8.38	513,720	4.00	642,150	5.00

December 31, 2006
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,332,744	13.43%	$793,889	8.00%	N/A	N/A
Frost Bank	1,234,583	12.45	793,555	8.00	$991,944	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,116,659	11.25	396,944	4.00	N/A	N/A
Frost Bank	1,018,498	10.27	396,778	4.00	595,166	6.00
Leverage Ratio
Cullen/Frost	1,116,659	9.56	467,275	4.00	N/A	N/A
Frost Bank	1,018,498	8.73	466,835	4.00	583,543	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of September 30, 2007, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

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

   Stock Repurchase Plan. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the current plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 1.2 million shares at a total cost of $65.6 million during the second quarter of 2007 and 854 thousand shares at a total cost of $43.8 million during the third quarter of 2007. No shares were repurchased under stock repurchase plans during 2006.

Note 11 - Derivative Financial Instruments

   The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2007 and December 31, 2006 are presented in the following table. The estimated fair value of the interest rate floors on variable-rate loans are based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps and caps.

September 30, 2007	December 31, 2006

Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$175,173	$(1,395)	$15,337	$182

Interest rate derivatives designated as hedges of cash flows:
Interest rate floors on variable-rate loans	1,300,000	660	1,300,000	366

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	231,147	5,098	200,910	3,320
Commercial loan/lease interest rate swaps	231,147	(5,098)	200,910	(3,320)
Commercial loan/lease interest rate caps	-	-	17,500	5
Commercial loan/lease interest rate caps	-	-	17,500	(5)
Commercial loan/lease interest rate floors	-	-	17,500	8
Commercial loan/lease interest rate floors	-	-	17,500	(8)

The weighted-average rates paid and received for interest rate swaps and the weighted-average strike rates for interest rate floors outstanding at September 30, 2007 were as follows:

Weighted-Average

Interest Rate Paid	Interest Rate Received	Strike Rate

Interest rate swaps:
Commercial loan/lease interest rate swaps	4.79%	5.09%	-
Non-hedging interest rate swaps	5.48	5.48	-

Interest rate caps and floors:
Interest rate floors on variable-rate loans	-	-	6.00%

   Interest rate contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. These counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation's credit exposure to upstream financial institution counterparties and bank customers, net of any collateral pledged, relating to interest rate swaps was approximately $4.7 million at September 30, 2007. This total credit exposure was primarily related to bank customers. Collateral levels are monitored and adjusted on a monthly basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax loss on the floor contracts included in accumulated other comprehensive income totaled $760 thousand at September 30, 2007.

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

September 30, 2007	December 31, 2006

Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	409	$3,373	27	$36
Oil	Barrels	409	(3,273)	27	(29)
Natural gas	MMBTUs	1,680	1,173	600	952
Natural gas	MMBTUs	1,680	(1,134)	600	(953)

Commodity options:
Oil	Barrels	496	1,674	566	1,837
Oil	Barrels	496	(1,671)	566	(1,835)
Natural gas	MMBTUs	360	149	1,440	1006
Natural gas	MMBTUs	360	(149)	1,440	(1,006)

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward and option contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2007 and December 31, 2006.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

Three Months Ended	Nine Months Ended
September 30,	September 30,

2007	2006	2007	2006

Weighted-average shares outstanding for basic earnings per share	58,438,992	55,440,260	59,141,846	55,042,933
Dilutive effect of stock options and non-vested stock awards	730,618	1,146,277	820,485	1,232,789

Weighted-average shares outstanding for diluted earnings per share	59,169,610	56,586,537	59,962,331	56,275,722

Note 13 - Stock-Based Compensation

A combined summary of activity in the Corporation's active stock plans for the nine months ended September 30, 2007 is presented in the following table.

Non-Vested Stock Awards Outstanding	Stock Options Outstanding

Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2007	2,386,025	235,800	$47.72	4,545,195	$41.19

Shares authorized - 2007 Outside Directors Incentive Plan	500,000	-	-	-	-
Granted	(26,000)	-	-	26,000	52.58
Stock options exercised	-	-	-	(680,534)	27.22
Stock awards vested	-	-	-	-	-
Forfeited	70,800	-	-	(70,800)	48.29
Canceled	(70,150)	-	-	-	-

Balance, September 30, 2007	2,860,675	235,800	47.72	3,819,861	43.63

   During the nine months ended September 30, 2007 and 2006, proceeds from stock option exercises totaled $18.5 million and $37.3 million. During the nine months ended September 30, 2007, 397,718 shares issued in connection with stock option exercises and non-vested stock awards were new shares issued from available authorized shares, while 282,816 shares were issued from available treasury stock.

   Stock-based compensation expense totaled $2.4 million and $7.5 million during the three and nine months ended September 30, 2007 and $2.3 million and $7.0 million during the three and nine months ended September 30, 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $11.4 million at September 30, 2007, while unrecognized stock-based compensation expense related to non-vested stock awards was $4.4 million at September 30, 2007.

Note 14 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Expected return on plan assets, net of expenses	$(2,047)	$(1,863)	$(6,141)	$(5,589)
Interest cost on projected benefit obligation	1,869	1,795	5,607	5,385
Net amortization and deferral	663	749	1,991	2,247

Net periodic benefit cost	$485	$681	$1,457	$2,043

   The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $4.0 million through September 30, 2007. The Corporation does not expect to make any additional contributions during the remainder of 2007.

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

Note 15 - Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Current income tax expense	$25,314	$23,816	$72,843	$71,323
Deferred income tax expense (benefit)	252	(47)	231	(1,779)

Income tax expense as reported	$25,566	$23,769	$73,074	$69,544

Effective tax rate	31.2%	32.2%	31.7%	32.4%

   Net deferred tax assets totaled $55.8 million at September 30, 2007 and $54.4 million at December 31, 2006. No valuation allowance was recorded against these deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

   The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004. During the third quarter of 2007, the Internal Revenue Service (IRS) completed an examination of the Corporation's U.S. income tax returns for 2004 and 2005. The adjustments resulting from the examination did not have a significant impact on the Corporation's financial statements.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
September 30, 2007	$176,534	$28,776	$(3,930)	$201,380
September 30, 2006	157,252	26,044	(4,204)	179,092

Nine months ended:
September 30, 2007	$518,047	$83,581	$(11,803)	$589,825
September 30, 2006	467,514	74,937	(12,170)	530,281

Net income (loss):
Three months ended:
September 30, 2007	$51,904	$7,435	$(2,876)	$56,463
September 30, 2006	47,109	6,089	(3,196)	50,002

Nine months ended:
September 30, 2007	$150,603	$19,541	$(12,773)	$157,371
September 30, 2006	138,557	16,447	(9,775)	145,229

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

Note 18 - Subsequent Event

   On October 23, 2007, the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation's monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. The desired constant yield is 7.559% in the case of the first contract (underlying loan pool totaling $650.0 million carrying an interest rate equal to Prime), 8.059% in the case of the second contract (underlying loan pool totaling $230.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points) and 8.559% in the case of the third contract (underlying loan pool totaling $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points). The Corporation expects to maintain pools of such loans having the aforementioned total principal balances over the entire 84-month term of the swaps. Under the swaps, the Corporation will receive a fixed interest rate of 7.559% and pay a variable interest rate equal to the daily Federal Reserve Statistical Release H-15 Prime Rate ("Prime"), with monthly settlements. The interest rate swaps were entered into on October 23, 2007 at current market rates. Accordingly, no premium was paid or received in connection with the swaps.

   In conjunction with entering into the interest rate swap contracts, the Corporation terminated its three interest rate floor contracts, which had a total notional amount of $1.3 billion. These floor contracts would have otherwise expired on December 15, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2006, included in the 2006 Form 10-K. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or any future period.

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

   Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

w	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation's assessment of that impact.
w	Changes in the level of non-performing assets and charge-offs.
w	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
w	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
w	Inflation, interest rate, securities market and monetary fluctuations.
w	Political instability.
w	Acts of God or of war or terrorism.
w	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
w	Changes in consumer spending, borrowings and savings habits.
w	Changes in the financial performance and/or condition of the Corporation's borrowers.
w	Technological changes.
w	Acquisitions and integration of acquired businesses.
w	The ability to increase market share and control expenses.
w	Changes in the competitive environment among financial holding companies and other financial service providers.
w	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
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

Results of Operations

   Net income totaled $56.5 million, or $0.95 diluted per share, for the three months ended September 30, 2007 compared to $50.0 million, or $0.88 diluted per share, for the three months ended September 30, 2006 and $53.6 million, or $0.89 diluted per share, for the three months ended June 30, 2007. Net income totaled $157.4 million, or $2.62 diluted per share, for the nine months ended September 30, 2007 compared to $145.2 million, or $2.58 diluted per share, for the nine months ended September 30, 2006.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

Taxable-equivalent net interest income	$134,704	$133,095	$121,093	$398,926	$355,119
Taxable-equivalent adjustment	4,080	3,575	2,567	10,949	7,185

Net interest income, as reported	130,624	129,520	118,526	387,977	347,934
Provision for possible loan losses	5,784	2,650	1,711	11,084	10,750

Net interest income after provision for possible loan losses	124,840	126,870	116,815	376,893	337,184
Non-interest income	70,756	64,020	60,566	201,848	182,347
Non-interest expense	113,567	112,642	103,610	348,296	304,758

Income before income taxes	82,029	78,248	73,771	230,445	214,773
Income taxes	25,566	24,619	23,769	73,074	69,544

Net income	$56,463	$53,629	$50,002	$157,371	$145,229

Net income per share - basic	$0.97	$0.90	$0.90	$2.66	$2.64
Net income per share - diluted	0.95	0.89	0.88	2.62	2.58
Dividends per share	0.40	0.40	0.34	1.14	0.98

Return on average assets	1.72%	1.66%	1.72%	1.62%	1.70%
Return on average equity	16.44	15.40	18.56	15.21	18.81

   Net income for the three and nine months ended September 30, 2007 increased $6.5 million, or 12.9%, and $12.1 million, or 8.4%, compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was primarily the result of a $12.1 million increase in net interest income, a $10.2 million increase in non-interest income partly offset by a $10.0 million increase in non-interest expense, a $4.1 million increase in the provision for possible loan losses and a $1.8 million increase in income tax expense. The increase during the nine months ended September 30, 2007 was primarily the result of a $40.0 million increase in net interest income and a $19.5 million increase in non-interest income partly offset by a $43.5 million increase in non-interest expense, a $3.5 million increase in income tax expense and a $334 thousand increase in the provision for possible loan losses.

   Net income for the third quarter of 2007 increased $2.8 million, or 5.3%, from the second quarter of 2007. The increase was primarily the result of a $6.7 million increase in non-interest income and a $1.1 million increase in net interest income partly offset by a $3.1 million increase in the provision for possible loan losses, a $925 thousand increase in non-interest expense and a $947 thousand increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 65.8% of total revenue during the first nine months of 2007. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis in the second quarter to end the year at 8.25%. During the first nine months of 2007, the prime interest rate decreased 50 basis points in the third quarter to end the quarter at 7.75%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner, beginning 2006 at 4.25% and increasing 50 basis points in the first quarter and 50 basis in the second quarter to end the year at 5.25%. During the first nine months of 2007, the federal funds rate decreased 50 basis points in the third quarter to end the quarter at 4.75%.

   The Corporation's balance sheet is asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a rising interest rate environment. The Corporation currently believes it is reasonably possible the prime interest rate and the federal funds rate will decrease from current levels in the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any decrease should a decrease occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Corporation's control. Further analysis of the components of the Corporation's net interest margin is presented below.

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

	Third Quarter	Third Quarter	First Nine
	2007 vs.	2007 vs.	Months 2007 vs.
	Third Quarter	Second Quarter	First Nine
	2006	2007	Months 2006

Due to changes in average volumes	$13,611	$1,182	$43,058
Due to changes in average interest rates	-	(1,036)	749
Due to difference in the number of days in each of the comparable periods	-	1,463	-

Total change	$13,611	$1,609	$43,807

   Taxable-equivalent net interest income for the three and nine months ended September 30, 2007 increased $13.6 million, or 11.2%, and $43.8 million, or 12.3%, compared to the same periods in 2006. The increases were for the most part the result of increases in the average volume of earning assets.

   The average volume of earning assets during the three months ended September 30, 2007 increased $1.2 billion compared to the same period in 2006 while the net interest margin remained flat at 4.69% during both periods. The increase in the average volume of earning assets was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The average yield on interest earning assets during the three months ended September 30, 2007 was 6.92% compared to 6.93% during the same period in 2006. The decrease in the average yield on earning assets was partly due to the decline in market rates discussed above. A large portion of the Corporation's loan portfolio, as well as the Corporation's entire investment in federal funds sold and resell agreements were immediately impacted by the decline in market rates. The average yield on loans decreased 16 basis points from 7.98% during the three months ended September 30, 2006 to 7.82% during the three months ended September 30, 2007. The average yield on federal funds sold and resell agreements decreased 14 basis points from 5.31% during the three months ended September 30, 2006 to 5.17% during the three months ended September 30, 2007. The impact of the decline in the average yields on loans and federal funds sold and resell agreements was partly limited as the Corporation had a higher proportion of average interest earning assets invested in loans and a lower proportion of average interest earning assets invested in federal funds sold and resell agreements during 2007 relative to 2006. Additionally, the average yield on securities increased 25 basis points to 5.26% during the three months ended September 30, 2007 from 5.01% in during the three months ended September 30, 2006. The average cost of funds during the three months ended September 30, 2007 was 3.21% compared to 3.29% during the same period in 2006. The decrease in the cost of funds was primarily due to a decrease in the average cost of borrowed funds. The average cost of federal funds purchased and repurchase agreements decreased 62 basis points to 3.71% during the three months ended September 30, 2007 from 4.33% during the three months ended September 30, 2006, due to a reduction in the interest rate paid on customer repurchase agreements due to the aforementioned decrease in market rates. The Corporation also benefited from the redemption of higher-cost junior subordinated debentures and issuance of lower-cost subordinated notes during the first quarter of 2007 (see Note 9 - Borrowed Funds).

   The average volume of earning assets for the nine months ended September 30, 2007 increased $1.3 billion compared to the same period in 2006. Over the same time frame, the net interest margin increased one basis point from 4.68% in 2006 to 4.69% in 2007. The increase in the average volume of interest earning assets was due in part to the aforementioned recent acquisitions. The increase in net interest margin was primarily due to an increase in the average yield on interest earning assets partly offset by an increase in the average cost of funds. The average yield on interest earning assets during the nine months ended September 30, 2007 was 6.95% compared to 6.72% during the same period in 2006. During 2006, market interest rates rose during each of the first two quarters while the reductions in market rates during 2007 did not occur until the latter part of the third quarter. Furthermore, the Corporation had a larger proportion of average interest earning assets invested in higher-yielding loans during the first nine months of 2007 relative to 2006. The positive impact of higher average market rates and the more favorable mix of interest earning assets on the net interest margin was mostly offset by a disproportionally higher increase in the average cost of funds compared to the increase in the average yield on interest-earning assets. The average cost of funds increased 27 basis points to 3.24% during the nine months ended September 30, 2007 from 2.97% during the same period in 2006. The increase in cost of funds was partly due to an increase in the relative proportion of average interest-bearing deposits, particularly higher-cost money market and time deposits, to 65.3% of total average deposits during the nine months ended September 30, 2007 from 63.6% of total average deposits during the same period in 2006.

   Taxable-equivalent net interest income for the third quarter of 2007 increased $1.6 million, or 1.2%, from the second quarter of 2007. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the number of days in the third quarter. The average volume of earning assets for the third quarter of 2007 increased $92.2 million compared to the second quarter of 2007. Taxable-equivalent net interest income for the third quarter of 2007 included 92 days of interest accrual compared to 91 days for the second quarter of 2007. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the third quarter of 2007. Excluding the impact of the additional day during the third quarter of 2007 results in an effective increase in taxable-equivalent net interest income of approximately $146 thousand compared to the second quarter of 2007. This effective increase was the result of the aforementioned increase in average earning assets partly offset by the impact of a decrease in the net interest margin. The net interest margin decreased three basis points from 4.72% in the second quarter of 2007 to 4.69% in the third quarter of 2007, in part due to the aforementioned decrease in market interest rates.

   The average volume of loans, the Corporation's primary category of earning assets, increased $960.7 million during the first nine months of 2007 compared to the same period in 2006. The increase in the average volume of loans was due in part to the recent acquisitions. The average yield on loans was 7.86% during the first nine months of 2007 compared to 7.70% during the same period in 2006. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during the first nine months of 2007 compared to the first nine months of 2006. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average volume of securities increased $287.0  million during the first nine months of 2007 compared to the same period in 2006. The average yield on securities was 5.22% during the first nine months of 2007 compared to 4.97% during the first nine months of 2006. Average federal funds sold and resell agreements during the first nine months of 2007 increased $2.6 million compared to the same period in 2006. The average yield on federal funds sold and resell agreements was 5.27% during the first nine months of 2007 compared to 4.98% during the first nine months of 2006.

   Average deposits increased $1.1 billion during the first nine months of 2007 compared to the same period in 2006. The increase in the average volume of deposits was due in part to the recent acquisitions. Average interest-bearing deposits for the first nine months of 2007 increased $899.3 million compared to the same period in 2006. The ratio of average interest-bearing deposits to total average deposits was 65.3% for the first nine months of 2007 compared to 63.6% during the first nine months of 2006. The average cost of interest-bearing deposits and total deposits was 2.95% and 1.93% during the first nine months of 2007 compared to 2.55% and 1.62% during the first nine months of 2006. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to higher average market interest rates combined with an increase in the relative proportion of higher-cost money market and time deposits.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.71% during the first nine months of 2007 compared to 3.75% during the first nine months of 2006. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $5.8 million and $11.1 million for the three and nine months ended September 30, 2007 compared to $1.7 million and $10.8 million for the three and nine months ended September 30, 2006. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

Trust fees	$17,749	$17,694	$15,962	$52,350	$47,460
Service charges on deposit accounts	20,696	20,147	19,301	59,674	57,974
Insurance commissions and fees	7,695	6,545	7,204	24,868	22,323
Other charges, commissions and fees	10,772	6,979	7,228	24,609	22,096
Net loss on securities transactions	-	-	-	-	(1)
Other	13,844	12,655	10,871	40,347	32,495

Total	$70,756	$64,020	$60,566	$201,848	$182,347

   Total non-interest income for the three and nine months ended September 30, 2007 increased $10.2 million, or 16.8%, and $19.5 million, or 10.7%, compared to the same periods in 2006. Total non-interest income for the third quarter of 2007 increased $6.7 million, or 10.5%, compared to the second quarter of 2007. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and nine months ended September 30, 2007 increased $1.8 million, or 11.2%, and $4.9 million, or 10.3%, compared to the same periods in 2006. Investment fees are the most significant component of trust fees, making up approximately 71% and 69% of total trust fees for the first nine months of 2007 and 2006, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The $1.8 million increase in trust fee income during the three months ended September 30, 2007 compared to the same period in 2006 was primarily the result of increases in investment fees (up $1.4 million) and real estate fees (up $254 thousand). The $4.9 million increase in trust fee income during the nine months ended September 30, 2007 compared to the same period in 2006 was primarily the result of increases in investment fees (up $4.3 million), real estate fees (up $427 thousand) and securities lending income (up $312 thousand). This increase was slightly offset by a decrease in oil and gas fees (down $238 thousand). The increases in investment fees were primarily due to higher equity valuations during the first nine months of 2007 compared to the same period in 2006 and growth in overall trust assets and the number of trust accounts.

   Trust fee income for the third quarter of 2007 did not significantly fluctuate compared to the second quarter of 2007. Increases in real estate fees (up $479 thousand), oil and gas trust management fees (up $144 thousand) and investment fees (up $130 thousand), were mostly offset by a decrease in tax fees (down $749 thousand), which are seasonally higher during the second quarter.

   At September 30, 2007, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (41.2% of trust assets), equity securities (39.6% of trust assets) and cash equivalents (12.8% of trust assets). The estimated fair value of trust assets was $24.7 billion (including managed assets of $10.4 billion and custody assets of $14.3 billion) at September 30, 2007, compared to $23.2 billion (including managed assets of $9.3 billion and custody assets of $13.9 billion) at December 31, 2006 and $22.6 billion (including managed assets of $8.9 billion and custody assets of $13.7 billion) at September 30, 2006.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2007 increased $1.4 million, or 7.2%, and $1.7 million, or 2.9%, compared to the same periods in 2006. During the three months ended September 30, 2007 increases in overdraft/insufficient funds charges on consumer accounts (up $1.4 million) and commercial accounts (up $420 thousand) were partly offset by decreases in service charges on commercial accounts (down $427 thousand). During the nine months ended September 30, 2007 increases in overdraft/insufficient funds charges on consumer accounts (up $2.7 million) and commercial accounts (up $1.3 million) were partly offset by decreases in service charges on commercial accounts (down $2.4 million). The decreases in service charges on commercial accounts were primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit is the value given to deposits maintained by treasury management customers. Because average interest rates are higher compared to the first nine months of 2006, deposit balances have become more valuable and are yielding a higher earnings credit rate. As a result, customers are able to pay for more of their services with earning credits applied to their deposit balances rather than through fees.

   Service charges on deposit accounts for the third quarter of 2007 increased $549 thousand, or 2.7%, compared to the second quarter of 2007. The increase was primarily due to an increase in overdraft/insufficient funds charges on consumer accounts (up $396 thousand), which was partly the result of normal seasonal variation.

   Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2007 increased $491 thousand, or 6.8%, and $2.5 million, or 11.4%, compared to the same periods in 2006. The increase for the three months ended September 30, 2007 was primarily related to higher commission income (up $494 thousand). The increase for the nine months ended September 30, 2007 was primarily related to higher commission income (up $2.0 million) and an increase in contingent commissions (up $573 thousand).

   Insurance commissions and fees include contingent commissions totaling $45 thousand and $3.6 million during the three and nine months ended September 30, 2007 and $48 thousand and $3.1 million during the three and nine months ended September 30, 2006. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $3.3 million and $2.7 million during the nine months ended September 30, 2007 and 2006. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $43 thousand and $317 thousand during the three and nine months ended September 30, 2007 and $41 thousand and $348 thousand during the three and nine months ended September 30, 2006.

   Insurance commissions and fees for the third quarter of 2007 increased $1.2 million, or 17.6%, compared to the second quarter of 2007. The increase was primarily related to higher commission income (up $1.3 million) due to normal variation in the timing of renewals and in the market demand for insurance products.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2007 increased $3.5 million, or 49.0%, and $2.5 million, or 11.4%, compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was primarily related to an increase in investment banking fees related to corporate advisory services (up $2.4 million). These fees are transaction based and can vary significantly from quarter to quarter. Approximately $2.9 million of the total $3.7 million of investment banking fees related to corporate advisory services recognized during the third quarter of 2007 was related to a single transaction. The Corporation also recognized account management fees totaling $323 thousand related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006. The increase in other charges, commissions and fees during the nine months ended September 30, 2007 was primarily related to increases in commission income related to the sale of money market accounts (up $909 thousand) and mutual funds (up $756 thousand). The Corporation also recognized account management fees totaling $939 thousand related to the aforementioned line of business acquired in connection with the acquisition of Summit. This increase was partially offset by a decrease in investment banking fees related to corporate advisory services (down $724 thousand). During the nine months ended September 30, 2006, the Corporation recognized investment banking fees related to corporate advisory services totaling $4.5 million, which was primarily related to three separate transactions.

   Other charges, commissions and fees for the third quarter of 2007 increased $3.8 million, or 54.4%, compared to the second quarter of 2007. The increase was primarily due to the aforementioned investment banking fees related to corporate advisory services recognized in the third quarter.

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $14.4 million and $25.7 million during the nine months ended September 30, 2007 and 2006. No gain or loss was realized on the 2007 sales. The Corporation realized a net loss of $1 thousand on the 2006 sales.

   Other Non-Interest Income. Other non-interest income increased $3.0 million, or 27.4%, and $7.9 million, or 24.2%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Contributing to the increase during the three months ended September 30, 2007 were increases in sundry income from various miscellaneous items (up $1.2 million), income from securities trading and customer derivative activities (up $844 thousand), income from check card usage (up $727 thousand) and lease rental income (up $342 thousand). These increases were partly offset by a decrease in gains on the sales of student loans (down $484 thousand). Contributing to the increase during the nine months ended September 30, 2007 were increases in sundry income from various miscellaneous items (up $2.8 million), income from check card usage (up $2.2 million), lease rental income (up $1.2 million), income from securities trading and customer derivative activities (up $748 thousand) and gains on sales of assets (up $678 thousand). These increases were partly offset by a decrease in gains on the sales of student loans (down $879 thousand). Sundry income from various miscellaneous items generally includes various one-time, non-recurring items. During the first nine months of 2007 significant components of sundry income included $2.0 million in income recognized from the collection of interest and other charges on loans charged-off in prior years and $995 thousand in income recognized in connection with settlements and other recoveries.

   Other non-interest income for the third quarter of 2007 increased $1.2 million, or 9.4%, compared to the second quarter of 2007. Contributing to the increase were increases in sundry income from various miscellaneous items (up $645 thousand) and income from securities trading and customer derivative activities (up $634 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

Salaries and wages	$52,996	$51,203	$48,743	$155,913	$142,312
Employee benefits	10,727	11,997	10,882	37,150	35,492
Net occupancy	9,509	9,483	8,964	28,626	25,909
Furniture and equipment	8,793	8,230	6,553	23,951	19,212
Intangible amortization	2,184	2,188	1,293	6,698	3,957
Other	29,358	29,541	27,175	95,958	77,876

Total	$113,567	$112,642	$103,610	$348,296	$304,758

   Total non-interest expense for the three and nine months ended September 30, 2007 increased $10.0 million, or 9.6%, and $43.5 million, or 14.3%, compared to the same periods in 2006. Total non-interest expense for the third quarter of 2007 increased $925 thousand, or 0.8%, compared to the second quarter of 2007. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2007 increased $4.3 million, or 8.7%, and $13.6 million, or 9.6%, compared to the same periods in 2006. The increases were primarily related to normal, annual merit increases and increases in headcount. The increases in headcount were primarily related to the recent acquisitions during the first and fourth quarters of 2006 (see Note 2 - Mergers and Acquisitions).

   Salaries and wages expense for the third quarter of 2007 increased $1.8 million, or 3.5%, compared to the second quarter of 2007. The increase was partly related to normal, annual merit increases, incentive compensation related to higher investment banking fees from corporate advisory services and commissions related to higher insurance revenues. The increase was partly offset by a decrease in management incentive compensation accruals.

   Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2007 decreased $155 thousand, or 1.4%, and increased $1.7 million, or 4.7%, compared to the same periods in 2006. The decrease during the three months ended September 30, 2007 was primarily related to a decrease in certain accruals for medical expense (down $1.0 million) as a result of lower projected medical costs and a decrease in expense related to the Corporation's defined benefit retirement and restoration plans (down $216 thousand). These decreases were partially offset by increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $805 thousand) and payroll taxes (up $249 thousand). The increase during the nine months ended September 30, 2007 was primarily related to increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $2.2 million) and payroll taxes (up $684 thousand). These increases were partially offset by decreases in medical costs (down $568 thousand) and expenses related to the Corporation's defined benefit retirement and restoration plans (down $562 thousand).

   Employee benefits expense for the third quarter of 2007 decreased $1.3 million, or 10.6%, compared to the second quarter of 2007. The decrease is primarily due to decreases in certain accruals for medical expense (down $1.2 million) as a result of lower projected medical costs and payroll taxes (down $272 thousand). These decreases were partially offset by an increase in expenses related to the Corporation's 401(k) and profit sharing plans (up $351 thousand).

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

   Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2007 increased $545 thousand, or 6.1%, and $2.7 million, or 10.5%, compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was primarily related to an increase in lease expense (up $286 thousand) and property tax expense (up $130 thousand). The increase during the nine months ended September 30, 2007 was primarily due to an increase in lease expense (up $1.1 million), service contracts expense (up $436 thousand), property tax expense (up $417 thousand) and building maintenance (up $326 thousand). The increases in various occupancy expenses were partly related to the additional facilities added in connection with recent acquisitions during the first and fourth quarters of 2006. Net occupancy expense for the third quarter of 2007 did not significantly fluctuate compared to the second quarter of 2007.

   Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2007 increased $2.2 million, or 34.2%, and $4.7 million, or 24.7%, compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was primarily related to increases in software maintenance expense (up $1.0 million), depreciation expense related to furniture and fixtures (up $647 thousand) and software amortization expense (up $456 thousand). The increase during the nine months ended September 30, 2007 was primarily related to increases in software maintenance expense (up $2.4 million), depreciation expense related to furniture and fixtures (up $1.3 million) and software amortization expense (up $532 thousand). The increases in various furniture and equipment expenses were partly related to the recent acquisitions during the first and fourth quarters of 2006. Additionally, the Corporation entered into software maintenance contracts in connection with new operating platforms related to retail delivery during the second quarter of 2007. Furniture and equipment expense for the third quarter of 2007 increased $563 thousand, or 6.8%, compared to the second quarter primarily due to increases in software amortization expense (up $327 thousand), software maintenance expense (up $231 thousand) and depreciation expense related to furniture and fixtures (up $172 thousand).

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization totaled $2.2 million and $6.7 million for the three and nine months ended September 30, 2007 compared to $1.3 million and $4.0 million during the same periods in 2006 and $2.2 million during the second quarter of 2007. The increases in intangible amortization in 2007 compared to 2006 were primarily due to the amortization of new intangible assets acquired in connection with recent acquisitions during the first and fourth quarters of 2006 (see Note 2 - Mergers and Acquisitions and Note 6 - Goodwill and Other Intangible Assets).

   Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2007 increased $2.2 million, or 8.0%, and $18.1 million, or 23.2%, compared to the same periods in 2006. Significant components of the increase during the three months ended September 30, 2007 included amortization of net deferred costs related to loan commitments (up $369 thousand), advertising/promotions expense (up $348 thousand), losses on sales of assets (up $325 thousand), stationery printing and supplies expense (up $303 thousand), donations expense (up $297 thousand) and leased property depreciation (up $256 thousand). These increases were partially offset by decreases in losses on sales and write-downs of foreclosed assets (down $916 thousand) and fraud losses (down $253 thousand).

   Significant components of the increase during the nine months ended September 30, 2007 included increases in sundry expense from various miscellaneous items (up $7.6 million), advertising/promotions expenses (up $2.6 million), amortization of net deferred costs related to loan commitments (up $1.6 million), professional service expense (up $1.1 million) and leased property depreciation (up $986 thousand). Included in sundry expense from various miscellaneous items was $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included was $1.4 million in expense related to a contribution for previously unmatched employee contributions to the Corporation's 401(k) plan, $250 thousand in expense related to the reimbursement of certain expenses previously paid by the Corporation's defined benefit pension plan and $275 thousand in expense related to a settlement.

   Total other non-interest expense for the third quarter of 2007 decreased $183 thousand, or 0.6%, compared to the second quarter of 2007. Significant components of the decrease included sundry expense from various miscellaneous items, (down $399 thousand) and fraud losses (down $378 thousand). These decreases were offset by increases in losses on sales of assets (up $339 thousand) and donations expense (up $329 thousand).

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

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

Banking	$51,904	$50,179	$47,109	$150,603	$138,557
Financial Management Group	7,435	6,579	6,089	19,541	16,447
Non-Banks	(2,876)	(3,129)	(3,196)	(12,773)	(9,775)

Consolidated net income	$56,463	$53,629	$50,002	$157,371	$145,229

Banking

   Net income for the three and nine months ended September 30, 2007 increased $4.8 million, or 10.2%, and $12.0 million, or 8.7%, compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was primarily the result of a $12.1 million increase in net interest income and a $7.1 million increase in non-interest income partly offset by a $9.0 million increase in non-interest expense, a $4.1 million increase in the provision for possible loan losses and a $1.5 million increase in income tax expense. The increase during the nine months ended September 30, 2007 was primarily the result of a $39.5 million increase in net interest income and an $11.1 million increase in non-interest income partly offset by a $33.4 million increase in non-interest expense and a $4.7 million increase in income tax expense.

   Net interest income for the three and nine months ended September 30, 2007 increased $12.1 million, or 10.4%, and $39.5 million, or 11.5%, from the comparable periods in 2006. The increases were primarily the result of growth in the average volume of earning assets. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and nine months ended September 30, 2007 totaled $5.8 million and $11.2 million compared to $1.7 million and $10.7 million for the same periods in 2006. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three and nine months ended September 30, 2007 increased $7.1million, or 17.6%, and $11.1 million, or 9.0%, compared to the same periods in 2006. The increases were due to increases in other non-interest income, insurance commissions and service charges on deposits during both the three and nine months ended September 30, 2007. Additionally, during the three months ended September 30, 2007, the increase in non-interest income was also partly due to an increase in other charges, commissions and fees. See the analysis of other non-interest income, service charges on deposit accounts, insurance commissions and other charges, commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three and nine months ended September 30, 2007 increased $9.0 million, or 10.4%, and $33.4 million, or 13.2%, compared to the same periods in 2006. The banking segment experienced increases in nearly all categories of non-interest expense during the comparable periods. Combined, salaries and wages and employee benefits increased $3.2 million and $12.3 million during the three and nine months ended September 30, 2007 compared to the same periods in 2006. These increases were primarily the result of normal, annual merit increases, increases in headcount, incentive compensation related to higher investment banking fees from corporate advisory services, commissions related to higher insurance revenues, increases in expenses related to the Corporation's employee benefit plans and payroll taxes. Other non-interest expense increased $2.0 million and $11.0 million during the three and nine months ended September 30, 2007 compared to the same periods in 2006. Other non-interest expense was most significantly impacted by certain non-recurring sundry charges incurred during the nine months ended September 30, 2007. Other non-interest expense during the three and nine months ended September 30, 2007 also included increases in advertising/promotions expenses, amortization of net deferred costs related to loan commitments, professional service expense and leased property depreciation, among other items. Increases in net occupancy expense were due to an increase in lease expense, service contracts expense, property tax expense and building maintenance. Increases in furniture and equipment expense were primarily due to increases in software maintenance expense, depreciation expense related to furniture and fixtures and software amortization expense. The increases in occupancy and furnitures and fixtures expense were partly related to the additional facilities added in connection with recent acquisitions during the first and fourth quarters of 2006. Increases in intangible amortization were primarily due to the amortization of new intangible assets acquired in connection with the aforementioned acquisitions. See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $7.7 million and $25.0 million during the three and nine months ended September 30, 2007 and $7.2 million and $22.4 million during the same periods in 2006. Insurance commission revenues increased $490 thousand, or 6.8%, and increased $3.0 million, or 11.3%, during the three months and nine months ended September 30, 2007 compared to the same period in 2006. The increases during the three and nine months ended September 30, 2007 are primarily related to higher commission income. See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three and nine months ended September 30, 2007 increased $1.3 million and $3.1 million compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was primarily due to a $3.2 million increase in non-interest income offset by a $471 thousand decrease in net interest income, a $678 thousand increase in non-interest expense and a $714 thousand increase in income tax expense. The increase during the nine months ended September 30, 2007 was primarily due to a $8.5 million increase in non-interest income partly offset by a $4.0 million increase in non-interest expense and a $1.7 million increase in income tax expense.

   Net interest income for the three months ended September 30, 2007 decreased $471 thousand, or 7.5%, compared to the same period in 2006. The decrease was primarily related to a decrease in average market interest rates during the third quarter of 2007 relative to the third quarter of 2006, which impacted the funds transfer price paid on FMG's repurchase agreements. Net interest income for the nine months ended September 30, 2007 increased $141 thousand, or 0.9%, compared to the same period in 2006. The increase was primarily due to higher average market interest rates during the nine months ended September 30, 2007 relative to 2006, which impacted the funds transfer price paid on FMG's repurchase agreements.

   Non-interest income for the three and nine months ended September 30, 2007 increased $3.2 million, or 16.2%, and $8.5 million, or 14.5% from the comparable periods in 2006. The increase during the three months ended September 30, 2007 was primarily due to increases in trust fees (up $1.8 million), other charges, commissions and fees (up $1.0 million) and other income (up $444 thousand). The increase during the nine months ended September 30, 2007 was primarily due to increases in trust fees (up $5.0 million), other charges, commissions and fees (up $2.8 million) and other income (up $898 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 71% and 69% of total trust fees for the first nine months of 2007 and 2006, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG experienced an increase in investment fees in the first nine months of 2007 compared to the same period in 2006 primarily due to higher equity valuations during the first nine months of 2007 compared to the same period in 2006 and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increases in other charges, commissions and fees during the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to increases in commission income related to the sales of money market accounts, mutual funds and annuity products. The increase in other income during the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to increases in income from securities trading and customer derivative activities as well as other miscellaneous income.

   Non-interest expense for the three and nine months ended September 30, 2007 increased $678 thousand, or 4.1%, and $4.0 million, or 8.0%, compared to the same periods in 2006. The increase during the three months ended September 30, 2007 was primarily due to an increase in salaries and wages and employee benefits (combined up $900 thousand). The increase during the nine months ended September 30, 2007 was primarily due to salaries and wages and employee benefits (combined up $3.3 million) and an increase in other non-interest expense (up $633 thousand). The increase in salaries and wages and employee benefits was primarily the result of normal, annual merit increases and increases in expenses related employee benefit plans and payroll taxes. The increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The net loss for the Non-Banks operating segment decreased $320 thousand and increased $3.0 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase during the nine months ended September 30, 2007 was primarily due to $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures.

Income Taxes

   The Corporation recognized income tax expense of $25.6 million and $73.1 million, for effective tax rates of 31.2% and 31.7% for the three and nine months ended September 30, 2007 compared to $23.8 million and $69.5 million, for effective tax rates of 32.2% and 32.4% for the three and nine months ended September 30, 2006. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

   Average assets totaled $13.0 billion for the nine months ended September 30, 2007 representing an increase of $1.6 billion, or 13.9%, compared to average assets for the same period in 2006. The increase was primarily reflected in earning assets, which increased $1.3 billion, or 12.5%, during the first nine months of 2007 compared to the first nine months of 2006. The increase was primarily due to a $960.7 million, or 14.8%, increase in average loans. Total deposits averaged $10.2 billion for the first nine months of 2007, increasing $1.1 billion, or 12.5%, compared to the same period in 2006. Average interest-bearing accounts increased from 63.6% of average total deposits in 2006 to 65.3% of average total deposits in 2007. Growth in average loans and average deposits was due in part to recent acquisitions (see Note 2 - Mergers and Acquisitions). The Corporation acquired $289.6 million of loans and $381.6 million of deposits in connection with the acquisitions of Texas Community Bancshares, Inc. and Alamo Corporation of Texas during the first quarter of 2006 and $824.5 million of loans and $973.9 million of deposits in connection with the acquisition of Summit Bancshares during the fourth quarter of 2006.

Loans

Loans were as follows as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

Commercial and industrial:
Commercial	$3,234,509	$3,258,083	$3,291,148	$3,229,570	$2,852,027
Leases	182,553	181,313	175,372	174,075	165,465
Asset-based	35,879	30,636	35,708	33,856	46,387

Total commercial and industrial	3,452,941	3,470,032	3,502,228	3,437,501	3,063,879

Real estate:
Construction:
Commercial	580,865	643,182	659,842	649,140	607,749
Consumer	73,209	87,459	108,995	114,142	104,781
Land:
Commercial	390,796	418,951	419,218	407,055	352,775
Consumer	3,631	3,222	4,872	5,394	4,323
Commercial mortgages	1,892,456	1,784,307	1,772,347	1,766,469	1,494,114
1-4 family residential mortgages	104,073	110,358	116,508	125,294	97,453
Home equity and other consumer	559,860	527,939	509,135	508,574	470,088

Total real estate	3,604,890	3,575,418	3,590,917	3,576,068	3,131,283

Consumer:
Indirect	2,324	2,713	3,075	3,475	2,150
Student loans held for sale	71,100	52,113	64,748	47,335	53,428
Other	317,045	309,714	305,708	310,752	276,219
Other	41,863	30,663	22,083	27,703	19,188
Unearned discount	(29,408)	(28,493)	(29,503)	(29,450)	(29,891)

Total loans	$7,460,755	$7,412,160	$7,459,256	$7,373,384	$6,516,256

   Loans totaled $7.5 billion at September 30, 2007, an increase of $87.4 million, or 1.2%, compared to December 31, 2006. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $86.0 million, or 1.2%, from December 31, 2006.

   The majority of the Corporation's loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.3% and 46.6% of total loans while real estate loans made up 48.3% and 48.5% of total loans at September 30, 2007 and December 31, 2006, respectively. Real estate loans include both commercial and consumer balances.

   Commercial and industrial loans increased $15.4 million, or 0.5%, from December 31, 2006 to September 30, 2007. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $362.7 million at September 30, 2007, increasing $2.6 million, or 0.7%, from $360.1 million at December 31, 2006. At September 30, 2007, 62.3% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $3.6 billion at September 30, 2007 increasing $28.8 million, or 0.8%, from December 31, 2006. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $50.0 million, or 1.5%, from December 31, 2006. Commercial real estate loans totaled $2.9 billion at September 30, 2007 and represented 79.5% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2007, approximately 60% of the outstanding principal balance of the Corporation's commercial real estate loans was secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, increased $16.3 million, or 1.5%, from December 31, 2006. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $14.9 million, or 1.6%, from December 31, 2006.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

Consumer real estate:
Construction	$73,209	$87,459	$108,995	$114,142	$104,781
Land	3,631	3,222	4,872	5,394	4,323
Home equity loans	272,428	253,528	243,113	241,680	227,579
Home equity lines of credit	88,223	85,887	86,183	87,103	75,087
Other consumer real estate	199,209	188,524	179,839	179,791	167,422

Total real estate	636,700	618,620	623,002	628,110	579,192

Consumer non-real estate	317,045	309,714	305,708	310,752	276,219
Student loans held for sale	71,100	52,113	64,748	47,335	53,428
Indirect	2,324	2,713	3,075	3,475	2,150
1-4 family residential mortgages	104,073	110,358	116,508	125,294	97,453

Total	$1,131,242	$1,093,518	$1,113,041	$1,114,966	$1,008,442

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

	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

Non-accrual loans:
Commercial and industrial	$12,937	$14,727	$17,058	$20,813	$22,864
Real estate	7,273	29,103	28,197	29,580	5,722
Consumer and other	1,146	1,673	1,514	1,811	1,459

Total non-accrual loans	21,356	45,503	46,769	52,204	30,045

Foreclosed assets:
Real estate	4,278	3,630	3,120	5,500	4,940
Other	745	592	595	45	31

Total foreclosed assets	5,023	4,222	3,715	5,545	4,971

Total non-performing assets	$26,379	$49,725	$50,484	$57,749	$35,016

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.35%	0.67%	0.68%	0.78%	0.54%
Total assets	0.20	0.38	0.38	0.44	0.30

Accruing past due loans:
30 to 89 days past due	$54,747	$60,324	$51,734	$56,836	$46,759
90 or more days past due	10,940	12,561	9,050	10,917	7,906

Total accruing loans past due	$65,687	$72,885	$60,784	$67,753	$54,665

Accruing past due loans as a percentage of total loans:
30 to 89 days past due	0.73%	0.81%	0.69%	0.77%	0.72%
90 or more days past due	0.15	0.17	0.12	0.15	0.12

	0.88%	0.98%	0.81%	0.92%	0.84%

   Non-performing assets include non-accrual loans and foreclosed assets. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. The decrease in non-accrual loans during the third quarter of 2007 was primarily related to a single credit relationship totaling $23.1 million. The properties securing this credit relationship were sold at auction during the third quarter. Due to the shortfall in the proceeds from the sale of the properties, the Corporation recognized charge-offs totaling $6.3 million, as further discussed below in the section captioned "Allowance For Possible Loan Losses."

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2007 and December 31, 2006, the Corporation had $14.0 million and $12.7 million in loans of this type that were not included in either of the non-accrual or 90 days past due loan categories. At September 30, 2007, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at September 30, 2007, approximately 52.6% related to a customer in the insurance industry, approximately 15.4% related to a customer that operates as a retailer of musical instruments and approximately 13.1% related to a customer in the funeral services industry. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $537 thousand and $2.0 million for the three and nine months ended September 30, 2007, compared to $541 thousand and $1.6 million for the same periods in 2006.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

Three Months Ended				Nine Months Ended

September 30,		June 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

Balance at beginning of period	$96,071	$96,144	$85,552	$96,085	$80,325

Provision for possible loan losses	5,784	2,650	1,711	11,084	10,750

Allowance for possible loan losses acquired	-	-	-		2,373

Charge-offs:
Commercial and industrial	(2,124)	(2,233)	(1,781)	(5,604)	(8,652)
Real estate	(7,535)	(233)	(14)	(8,696)	(308)
Consumer and other	(2,080)	(1,672)	(1,642)	(5,577)	(4,838)

Total charge-offs	(11,739)	(4,138)	(3,437)	(19,877)	(13,798)

Recoveries:
Commercial and industrial	966	383	715	1,666	2,299
Real estate	120	40	16	250	442
Consumer and other	1,061	992	1,110	3,055	3,276

Total recoveries	2,147	1,415	1,841	4,971	6,017

Net charge-offs	(9,592)	(2,723)	(1,596)	(14,906)	(7,781)

Balance at end of period	$92,263	$96,071	$85,667	$92,263	$85,667

Ratio of allowance for possible loan losses to:
Total loans	1.24%	1.30%	1.31%	1.24%	1.31%
Non-accrual loans	432.02	211.13	285.14	432.02	285.14
Ratio of annualized net charge-offs to average total loans	0.51	0.15	0.10	0.27	0.16

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

   The provision for possible loan losses totaled $5.8 million and $11.1 million for the three and nine months ended September 30, 2007, compared to $1.7 million and $10.8 million for the three and nine months ended September 30, 2006. The increase in the provision for possible loan losses for the three and nine months ended September 30, 2007 was primarily due to an increase in net charge-offs as well growth in the loan portfolio. During the third quarter of 2007, the Corporation recognized charge-offs totaling $6.3 million related to a single credit relationship. At the time of the charge-off, the Corporation had a specific valuation allowance totaling $3.8 million allocated to this credit relationship. This valuation allowance was accumulated through prior provisions as the credit relationship deteriorated and moved through the Corporation's problem loan classification and reporting process. The amount by which charge-offs related to this credit relationship exceeded the specific valuation allocated to this credit relationship was recognized as additional provision during the third quarter of 2007. The ratio of the allowance for possible loan losses to total loans at September 30, 2007 decreased six basis points from December 31, 2006 in part because net charge-offs exceeded the provision for possible loan losses by $3.8 million. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At September 30, 2007, shareholders' equity totaled $1.4 billion compared to $1.4 billion at December 31, 2006 and $1.1 billion at September 30, 2006. In addition to net income of $157.4 million, other significant changes in shareholders' equity during the first nine months of 2007 included $109.4 million in treasury stock purchases, $67.4 million of dividends paid, $18.5 million in proceeds from stock option exercises and the related tax benefits of $6.4 million and $7.5 million related to stock-based compensation. The accumulated other comprehensive loss component of shareholders' equity totaled $58.0 million at September 30, 2007 compared to $54.9 million at December 31, 2006. This fluctuation was primarily related to the after-tax effect of changes in the unrealized gain/loss on securities available for sale. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to the net unrealized gain or loss on securities available for sale and the funded status of the Corporation's defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Regulatory Matters and Shareholders' Equity in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.34, $0.40 and $0.40 per common share during the first, second and third quarters of 2007 and quarterly dividends of $0.30, $0.34 and $0.34 per common share during the first, second and third quarters of 2006. This equates to a dividend payout ratio of 41.4% and 42.8% during the three and nine months ended September 30, 2007 and 37.9% and 37.4% during the three and nine months ended September 30, 2006.

   The Corporation has maintained several stock repurchase plans authorized by the Corporation's board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the current plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 1.2 million shares at a total cost of $65.6 million during the second quarter of 2007 and 854 thousand shares at a total cost of $43.8 million during the third quarter of 2007. No shares were repurchased under stock repurchase plans during 2006. Also see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation's bank subsidiary. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation's bank subsidiary to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent the Corporation's bank subsidiary from paying normal dividends to Cullen/Frost. At September 30, 2007, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $48.3 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at September 30, 2007.

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

   On February 15, 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes. The proceeds of the notes were used to partly fund the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures, held of record by Cullen/Frost Capital Trust I. As a result of the redemption, the Corporation incurred $5.3 million in expense during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs. Concurrently, the $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I were also redeemed. See Note 9 - Borrowed Funds in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

Recently Issued Accounting Pronouncements

See Note 17- New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation's financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	September 30, 2007			September 30, 2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,935	$272	5.25%	$4,332	$153	4.73%
Federal funds sold and resell agreements	647,525	25,529	5.27	644,915	24,027	4.98
Securities:
Taxable	2,845,939	110,271	5.06	2,668,654	99,159	4.83
Tax-exempt	380,192	18,366	6.41	270,444	13,037	6.46

Total securities	3,226,131	128,637	5.22	2,939,098	112,196	4.97
Loans, net of unearned discounts	7,431,707	436,988	7.86	6,471,045	372,794	7.70

Total Earning Assets and Average Rate Earned	11,312,298	591,426	6.95	10,059,390	509,170	6.72
Cash and due from banks	612,942			618,172
Allowance for possible loan losses	(96,261)			(83,891)
Premises and equipment	220,150			197,342
Accrued interest and other assets	951,851			625,276

Total Assets	$13,000,980			$11,416,289

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,244,814			$2,967,300
Correspondent banks	241,767			287,456
Public funds	51,406			49,763

Total non-interest-bearing demand deposits	3,537,987			3,304,519
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,358,534	5,099	0.50	1,280,416	3,350	0.35
Money market deposit accounts	3,508,423	83,964	3.20	2,959,019	65,374	2.95
Time accounts	1,370,162	44,706	4.36	1,091,983	29,632	3.63
Public funds	425,629	13,128	4.12	432,073	11,603	3.59

Total interest-bearing deposits	6,662,748	146,897	2.95	5,763,491	109,959	2.55

Total deposits	10,200,735			9,068,010
Federal funds purchased and repurchase agreements	849,814	24,453	3.85	757,106	23,008	4.06
Junior subordinated deferrable interest debentures	158,436	8,740	7.36	229,230	12,845	7.47
Subordinated notes payable and other notes	233,516	11,511	6.57	150,000	7,380	6.56
Federal Home Loan Bank advances	26,243	899	4.58	25,715	859	4.46

Total Interest-Bearing Funds and Average
Rate Paid	7,930,757	192,500	3.24	6,925,542	154,051	2.97

Accrued interest and other liabilities	148,803			153,920

Total Liabilities	11,617,547			10,383,981
Shareholders' Equity	1,383,433			1,032,308

Total Liabilities and Shareholders' Equity	$13,000,980			$11,416,289

Net interest income		$398,926			$355,119

Net interest spread			3.71%			3.75%

Net interest income to total average earning assets			4.69%			4.68%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2007			June 30, 2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,749	$99	4.49%	$7,911	$106	5.37%
Federal funds sold and resell agreements	713,418	9,288	5.17	498,193	6,623	5.33
Securities:
Taxable	2,733,002	35,675	5.08	2,918,801	37,767	5.09
Tax-exempt	449,162	7,312	6.42	367,684	5,896	6.41

Total securities	3,182,164	42,987	5.26	3,286,485	43,663	5.24
Loans, net of unearned discounts	7,435,690	146,580	7.82	7,455,208	146,204	7.87

Total Earning Assets and Average Rate Earned	11,340,021	198,954	6.92	11,247,797	196,596	6.98
Cash and due from banks	602,798			595,943
Allowance for possible loan losses	(95,992)			(96,613)
Premises and equipment	220,926			219,288
Accrued interest and other assets	957,770			956,338

Total Assets	$13,025,523			$12,922,753

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,269,084			$3,226,530
Correspondent banks	247,372			230,383
Public funds	50,614			48,271

Total non-interest-bearing demand deposits	3,567,070			3,505,184
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,325,966	1,776	0.53	1,365,463	1,896	0.56
Money market deposit accounts	3,630,638	29,072	3.18	3,449,291	27,305	3.18
Time accounts	1,363,571	15,023	4.37	1,344,221	14,582	4.35
Public funds	364,681	3,570	3.88	433,652	4,587	4.24

Total interest-bearing deposits	6,684,856	49,441	2.93	6,592,627	48,370	2.94

Total deposits	10,251,926			10,097,811
Federal funds purchased and repurchase agreements	852,338	7,981	3.71	859,511	8,251	3.85
Junior subordinated deferrable interest debentures	139,177	2,548	7.32	139,177	2,499	7.18
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	16,467	201	4.84	26,299	301	4.59

Total Interest-Bearing Funds and Average
Rate Paid	7,942,838	64,250	3.21	7,867,614	63,501	3.24

Accrued interest and other liabilities	152,953			153,522

Total Liabilities	11,662,861			11,526,320
Shareholders' Equity	1,362,662			1,396,433

Total Liabilities and Shareholders' Equity	$13,025,523			$12,922,753

Net interest income		$134,704			$133,095

Net interest spread			3.71%			3.74%

Net interest income to total average earning assets			4.69%			4.72%

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2006

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$4,680	$61	5.17%
Federal funds sold and resell agreements	755,366	10,114	5.31
Securities:
Taxable	2,581,825	32,404	4.86
Tax-exempt	274,018	4,411	6.46

Total securities	2,855,843	36,815	5.01
Loans, net of unearned discounts	6,564,689	131,984	7.98

Total Earning Assets and Average Rate Earned	10,180,578	178,974	6.93
Cash and due from banks	580,673
Allowance for possible loan losses	(85,941)
Premises and equipment	202,770
Accrued interest and other assets	644,020

Total Assets	$11,522,100

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,021,123
Correspondent banks	239,895
Public funds	47,878

Total non-interest-bearing demand deposits	3,308,896
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,260,385	1,136	0.36
Money market deposit accounts	3,044,314	25,612	3.34
Time accounts	1,137,698	11,579	4.04
Public funds	386,750	3,950	4.05

Total interest-bearing deposits	5,829,147	42,277	2.88

Total deposits	9,138,043
Federal funds purchased and repurchase agreements	764,857	8,353	4.33
Junior subordinated deferrable interest debentures	229,898	4,439	7.72
Subordinated notes payable and other notes	150,000	2,558	6.82
Federal Home Loan Bank advances	22,187	254	4.54

Total Interest-Bearing Funds and Average
Rate Paid	6,996,089	57,881	3.29

Accrued interest and other liabilities	148,443

Total Liabilities	10,453,428
Shareholders' Equity	1,068,672

Total Liabilities and Shareholders' Equity	$11,522,100

Net interest income		$121,093

Net interest spread			3.64%

Net interest income to total average earning assets			4.69%

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

   As of September 30, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.1% and 1.6%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.7% and 3.9%, respectively, relative to the base case over the next 12 months. As of September 30, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.0% and 3.3%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 4.7%, respectively, relative to the base case over the next 12 months.

   The impact of hypothetical fluctuations in interest rates on the Corporation's derivative holdings was not a significant portion of these variances in any of the reported periods. As of September 30, 2007, the effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 0.2% positive variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 0.2% negative variance in net interest income.

   The effects of hypothetical fluctuations in interest rates on the Corporation's securities classified as "trading" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," are not significant, and, as such, separate quantitative disclosure is not presented.

   As discussed in Note 18 - Subsequent Event in the accompanying notes to consolidated financial statements included elsewhere in this report, on October 23, 2007, the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation's monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant at 7.559% to 8.559%, depending upon the applicable floor contract. In conjunction with entering into the interest rate swap contracts, the Corporation terminated its three interest rate floor contracts, which had a total notional amount of $1.3 billion.

   In light of the new interest swap contracts and the termination of the interest rate floor contracts, the Corporation updated the model simulations as of September 30, 2007 to reflect the impact of these events. The revised model simulations projected that a 100 point increase in interest rates would result in a negative variance in net interest income of 0.1% and a 200 basis point increase would result in a positive variance in net interest income of 0.3%, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.5% and 1.7%, respectively, relative to the base case over the next 12 months. The effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 2.0% negative variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 2.0% positive variance in net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended September 30, 2007.

						Maximum
						Number of Shares
					Total Number of	That May Yet Be
					Shares Purchased	Purchased Under
			Total Number of	Average Price	as Part of Publicly	the Plan at the
Period			Shares Purchased	Paid Per Share	Announced Plan(1)	End of the Period

July 1, 2007 to July 31, 2007			-	$-	-	1,258,190
August 1, 2007 to August 31, 2007			854,426	51.26	854,426	403,764
September 1, 2007 to September 30, 2007			-	-	-	403,764

Total			854,426	$51.26	854,426

(1)

The Corporation maintains a stock repurchase plan that was authorized by the Corporation's board of directors on April 26, 2007. Under the plan, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period ending April 26, 2009 at various prices in the open market or through private transactions.

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: October 24, 2007	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)