Form 10-K
period 2007-12-31
CULLEN FROST BANKERS INC
filed 2008-02-01
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13221

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

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $3.0 billion.

As of January 24, 2008, there were 58,696,530 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 24, 2008 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

The Corporation

Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2007, Cullen/Frost had consolidated total assets of $13.5 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.

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

The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. During 2007, the Corporation acquired Prime Benefits, Inc. (Austin market area), an independent insurance agency that specializes in providing employee benefits to businesses. During 2006, the Corporation acquired Texas Community Bancshares, Inc. (Dallas market area), Alamo Corporation of Texas (Rio Grande Valley market area) and Summit Bancshares, Inc. (Ft. Worth market area). During 2005, the Corporation acquired Horizon Capital Bank (Houston market area). Details of these transactions are presented in Note 2 — Mergers and Acquisitions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

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

Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost

The New Galveston Company

Incorporated under the laws of Delaware, The New Galveston Company is a wholly owned second-tier financial holding company and bank holding company, which directly owns all of Cullen/Frost’s banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust II, Alamo Corporation of Texas Trust I and Summit Bancshares Statutory Trust I.

Cullen/Frost Capital Trust II, Alamo Corporation of Texas Trust I and Summit Bancshares Statutory Trust I

Cullen/Frost Capital Trust II (“Trust II”) is a Delaware statutory business trust formed in 2004 for the purpose of issuing $120.0 million in trust preferred securities and lending the proceeds to Cullen/Frost. Alamo Corporation of Texas Trust I (“Alamo Trust”) is a Delaware statutory trust formed in 2002 for the purpose of issuing $3.0 million in trust preferred securities. Cullen/Frost acquired Alamo Trust through the acquisition of Alamo Corporation of Texas on February 28, 2006. Summit Bancshares Statutory Trust I (“Summit Trust”) is a Delaware statutory trust formed in 2004 for the purpose of issuing $12.0 million in trust preferred securities. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares on December 8, 2006. Cullen/Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

Trust II, Alamo Trust and Summit Trust (collectively referred to as the “Capital Trusts”) are variable interest entities (VIEs) for which the Corporation is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” In accordance with FIN 46R, the accounts of the Capital Trusts are not included in the Corporation’s consolidated financial statements. See the Corporation’s accounting policy related to consolidation in Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

Despite the fact that the accounts of the Capital Trusts are not included in the Corporation’s consolidated financial statements, the $135.0 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $135.0 million in trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

On January 7, 2008, the Corporation redeemed $3.1 million of floating rate (three-month LIBOR plus a margin of 3.30%) junior subordinated deferrable interest debentures, due January 7, 2033, held of record by Alamo Trust. Concurrently, the $3.0 million of floating rate (three-month LIBOR plus a margin of 3.30%) trust preferred securities issued by Alamo Trust were also redeemed. On February 21, 2007, the Corporation redeemed $103.1 million of 8.42% junior subordinated deferrable interest debentures, Series A due February 1, 2027, held of record by Cullen/Frost Capital Trust I, a prior Delaware statutory business trust wholly-owned by the Corporation. As a result of the redemption, the Corporation incurred $5.3 million in expense during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs.

Concurrently, the $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I were also redeemed. See Note 9 — Borrowed Funds and Note 12 — Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

The Frost National Bank

The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through more than 100 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2007, Frost Bank had consolidated total assets of $13.5 billion and total deposits of $10.5 billion and was one of the largest commercial banks headquartered in the State of Texas.

Significant services offered by Frost Bank include:

•	Commercial Banking. Frost Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties and to a lesser extent, financing for interim construction related to industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing, as well as commercial leasing and treasury management services.

•	Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities, and brokerage services.

•	International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (generally only in U.S. dollars), making loans (in U.S. dollars only), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.

•	Correspondent Banking. Frost Bank acts as correspondent for approximately 300 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

•	Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2007, the estimated fair value of trust assets was $24.8 billion, including managed assets of $10.5 billion and custody assets of $14.3 billion.

•	Capital Markets — Fixed-Income Services. Frost Bank’s Capital Markets Division was formed to meet the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, and securities safekeeping and clearance.

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

Many of the Corporation’s non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Frost Securities, Inc. and Frost Brokerage Services, Inc. are regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. The Corporation’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations.

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

Dividends

The principal source of Cullen/Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, and without adversely affecting its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $189.2 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2007. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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

Source of Strength Doctrine

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, Cullen/Frost is expected to commit resources to support Frost Bank, including at times when Cullen/Frost may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Cullen/Frost believes that, as of December 31, 2007, its bank subsidiary, Frost Bank, was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule will be effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. This new proposal, which is intended to be finalized before the core banks may start their first transition period year under BIS II, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “BIS I-A” approach).

The Corporation is not required to comply with BIS II. The Corporation has not made a determination as to whether it will elect to apply the BIS II requirements when they become effective.

Deposit Insurance

Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. For large, Risk Category 1 institutions (generally those with assets in excess of $10 billion) that have long-term debt issuer ratings, including Frost Bank, assessment rates are determined from weighted-average CAMELS component ratings and long-term debt issuer ratings. The minimum annualized assessment rate for large institutions is 5 basis points per $100 of deposits and the maximum annualized assessment rate is 7 basis points per $100 of deposits. Quarterly assessment rates for large institutions in Risk Category 1 may vary within this range depending upon changes in CAMELS component ratings and long-term debt issuer ratings.

Frost Bank was not required to pay any deposit insurance assessments in 2007. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Frost Bank received a one-time assessment credit of $8.2 million that can be applied against future premiums, subject to certain limitations. This credit was utilized to offset $4.2 million of assessments during 2007. As of December 31, 2007, approximately $4.0 million of the credit remained available to offset future deposit insurance assessments. The Corporation expects this credit to be available to offset assessments through the second quarter of 2008. This credit is not available to offset Financing Corporation (“FICO”) assessments. Frost Bank paid $1.2 million in FICO assessments during 2007 related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Employees

At December 31, 2007, the Corporation employed 3,781 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

The names, ages as of December 31, 2007, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

T.C. Frost Senior Chairman of the Board and Director	80	Officer and Director of Frost Bank since 1950. Chairman of the Board of Cullen/Frost from 1973 to October 1995. Chief Executive Officer of Cullen/Frost from July 1977 to October 1997. Senior Chairman of Cullen/Frost from October 1995 to present.
Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	61	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	47	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.

Phillip D. Green Group Executive Vice President, Chief Financial Officer	53	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to present.

David W. Beck President, Chief Business Banking Officer of Frost Bank	57	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.

Name and Position Held	Age	Recent Business Experience

Robert A. Berman Group Executive Vice President, Internet Financial Services of Frost Bank	45	Officer of Frost Bank since January 1989. Group Executive Vice President, Internet Financial Services of Frost Bank from May 2001 to present.

Paul H. Bracher President, State Regions of Frost Bank	51	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to present.

Richard Kardys Group Executive Vice President, Executive Trust Officer of Frost Bank	61	Officer of Frost Bank since January 1977. Group Executive Vice President, Executive Trust Officer of Frost Bank from May 2001 to present.

Paul J. Olivier Group Executive Vice President, Consumer Banking of Frost Bank	55	Officer of Frost Bank since August 1976. Group Executive Vice President, Consumer Banking of Frost Bank from May 2001 to present.

William L. Perotti Group Executive Vice President, Chief Credit Officer and Chief Risk Officer of Frost Bank	50	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to present. Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Human Resources of Frost Bank	63	Officer of Frost Bank since January 1998. Senior Vice President, Human Resources of Frost Bank from July 2000 to October 2003. Group Executive Vice President, Human Resources of Frost Bank from October 2003 to present.

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

As of December 31, 2007, approximately 81% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

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

During 2007, the Corporation acquired Prime Benefits, Inc. (Austin market area). During 2006, the Corporation acquired Texas Community Bancshares, Inc. (Dallas market area), Alamo Corporation of Texas (Rio Grande Valley market area) and Summit Bancshares, Inc. (Fort Worth market area). During 2005, the Corporation acquired Horizon Capital Bank (Houston market area). Details of these transactions are presented in Note 2 — Mergers and Acquisitions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2007 and 2006 the high and low intra-day sales prices per share of Cullen/Frost’s common stock as reported by the NYSE and the cash dividends declared per share.

	2007		2006
Sales Price Per Share	High	Low	High	Low

First quarter	$57.05	$51.24	$55.88	$52.34
Second quarter	54.18	50.49	58.49	52.04
Third quarter	55.00	48.34	59.55	54.48
Fourth quarter	54.00	47.55	58.67	53.09

Cash Dividends Per Share	2007	2006

First quarter	$0.34	$0.30
Second quarter	0.40	0.34
Third quarter	0.40	0.34
Fourth quarter	0.40	0.34

Total	$1.54	$1.32

As of December 31, 2007, there were 58,662,130 shares of the Corporation’s common stock outstanding held by 1,804 holders of record. The closing price per share of common stock on December 31, 2007, the last trading day of the Corporation’s fiscal year, was $50.66.

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

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2007, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 — Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Shares
	to be Issued Upon	Weighted-Average	Number of Shares
	Exercise of	Exercise Price of	Available for
Plan Category	Outstanding Awards	Outstanding Awards	Future Grants

Plans approved by shareholders	4,526,276	$45.44	1,896,150
Plans not approved by shareholders	—	—	—

Total	4,526,276	$45.44	1,896,150

Stock Repurchase Plans

The Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the current plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 2.1 million shares at a total cost of $109.4 million during 2007. Under the prior plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. No shares were repurchased during 2006. During 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million. Over the life of this plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2007.

					Maximum
					Number of Shares
				Total Number of	That May Yet Be
				Shares Purchased	Purchased Under
	Total Number of		Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased		Paid Per Share	Announced Plans	End of the Period

October 1, 2007 to October 31, 2007	19,381	(1)	$50.73	—	403,764
November 1, 2007 to November 30, 2007	—		—	—	403,764
December 1, 2007 to December 31, 2007	—		—	—	403,764

Total	19,381		$50.73	—

(1)	Represents repurchases made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2002 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns
on $100 Investment Made on December 31, 2002

	2002	2003	2004	2005	2006	2007
Cullen/Frost	$100.00	$127.46	$156.18	$176.66	$188.05	$175.82
S&P 500	100.00	128.63	142.59	149.58	173.15	182.64
S&P 500 Banks	100.00	126.36	139.06	135.21	156.65	109.95

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2007. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2007 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Consolidated Statements of Income
Interest income:
Loans, including fees	$573,039	$502,657	$359,587	$249,612	$233,463
Securities	165,517	144,501	131,943	135,035	125,778
Interest-bearing deposits	396	251	150	63	104
Federal funds sold and resell agreements	29,895	36,550	18,147	8,834	9,601

Total interest income	768,847	683,959	509,827	393,544	368,946
Interest expense:
Deposits	190,237	155,090	78,934	39,150	37,406
Federal funds purchased and repurchase agreements	31,951	31,167	16,632	5,775	4,059
Junior subordinated deferrable interest debentures	11,283	17,402	14,908	12,143	8,735
Subordinated notes payable and other borrowings	16,639	11,137	8,087	5,038	4,988

Total interest expense	250,110	214,796	118,561	62,106	55,188

Net interest income	518,737	469,163	391,266	331,438	313,758
Provision for possible loan losses	14,660	14,150	10,250	2,500	10,544

Net interest income after provision for possible loan losses	504,077	455,013	381,016	328,938	303,214
Non-interest income:
Trust fees	70,359	63,469	58,353	53,910	47,486
Service charges on deposit accounts	80,718	77,116	78,751	87,415	87,805
Insurance commissions and fees	30,847	28,230	27,731	30,981	28,660
Other charges, commissions and fees	32,558	28,105	23,125	22,877	22,522
Net gain (loss) on securities transactions	15	(1)	19	(3,377)	40
Other	53,734	43,828	42,400	33,304	28,848

Total non-interest income	268,231	240,747	230,379	225,110	215,361
Non-interest expense:
Salaries and wages	209,982	190,784	166,059	158,039	146,622
Employee benefits	47,095	46,231	41,577	40,176	38,316
Net occupancy	38,824	34,695	31,107	29,375	29,286
Furniture and equipment	32,821	26,293	23,912	22,771	21,768
Intangible amortization	8,860	5,628	4,859	5,346	5,886
Other	124,864	106,722	99,493	89,323	84,157

Total non-interest expense	462,446	410,353	367,007	345,030	326,035

Income before income taxes	309,862	285,407	244,388	209,018	192,540
Income taxes	97,791	91,816	78,965	67,693	62,039

Net income	$212,071	$193,591	$165,423	$141,325	$130,501

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003

Per Common Share Data
Net income — basic	$3.60	$3.49	$3.15	$2.74	$2.54
Net income — diluted	3.55	3.42	3.07	2.66	2.48
Cash dividends declared and paid	1.54	1.32	1.165	1.035	0.94
Book value	25.18	23.01	18.03	15.84	14.87
Common Shares Outstanding
Period-end	58,662	59,839	54,483	51,924	51,776
Weighted-average shares — basic	58,952	55,467	52,481	51,651	51,442
Dilutive effect of stock compensation	761	1,175	1,322	1,489	1,216
Weighted-average shares — diluted	59,713	56,642	53,803	53,140	52,658
Performance Ratios
Return on average assets:	1.63%	1.67%	1.63%	1.47%	1.36%
Return on average equity:	15.20	18.03	18.78	17.91	17.78
Net interest income to average earning assets	4.69	4.67	4.45	4.05	3.98
Dividend pay-out ratio	42.83	37.91	37.18	38.06	37.15
Balance Sheet Data
Period-end:
Loans	$7,769,362	$7,373,384	$6,085,055	$5,164,991	$4,590,746
Earning assets	11,556,385	11,460,741	10,197,059	8,891,859	8,132,479
Total assets	13,485,014	13,224,189	11,741,437	9,952,787	9,672,114
Non-interest-bearing demand deposits	3,597,903	3,699,701	3,484,932	2,969,387	3,143,473
Interest-bearing deposits	6,931,770	6,688,208	5,661,462	5,136,291	4,925,384
Total deposits	10,529,673	10,387,909	9,146,394	8,105,678	8,068,857
Long-term debt and other borrowings	400,323	428,636	415,422	377,677	255,845
Shareholders’ equity	1,477,088	1,376,883	982,236	822,395	770,004
Average:
Loans	$7,464,140	$6,523,906	$5,594,477	$4,823,198	$4,497,489
Earning assets	11,339,876	10,202,981	8,968,906	8,352,334	8,011,081
Total assets	13,041,682	11,581,253	10,143,245	9,618,849	9,583,829
Non-interest-bearing demand deposits	3,524,132	3,334,280	3,008,750	2,914,520	3,037,724
Interest-bearing deposits	6,688,509	5,850,116	5,124,036	4,852,166	4,539,622
Total deposits	10,212,641	9,184,396	8,132,786	7,766,686	7,577,346
Long-term debt and other borrowings	413,700	405,752	387,612	363,386	264,428
Shareholders’ equity	1,395,022	1,073,599	880,640	789,073	733,994
Asset Quality
Allowance for possible loan losses	$92,339	$96,085	$80,325	$75,810	$83,501
Allowance for possible loan losses to period-end loans	1.19%	1.30%	1.32%	1.47%	1.82%
Net loan charge-offs	$18,406	$11,110	$8,921	$10,191	$9,627
Net loan charge-offs to average loans	0.25%	0.17%	0.16%	0.20%	0.21%
Non-performing assets	$29,849	$57,749	$38,927	$39,116	$52,794
Non-performing assets to:
Total loans plus foreclosed assets	0.38%	0.78%	0.64%	0.76%	1.15%
Total assets	0.22	0.44	0.33	0.39	0.55
Consolidated Capital Ratios
Tier 1 risk-based capital ratio	9.96%	11.25%	12.24%	12.83%	11.41%
Total risk-based capital ratio	12.59	13.43	14.94	15.99	15.01
Leverage ratio	8.37	9.56	9.62	9.18	7.83
Average shareholders’ equity to average total assets	10.70	9.27	8.68	8.20	7.66

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2007 and 2006. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2007
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$188,370	$194,874	$193,021	$192,582
Interest expense	57,610	64,250	63,501	64,749

Net interest income	130,760	130,624	129,520	127,833
Provision for possible loan losses	3,576	5,784	2,650	2,650
Non-interest income(1)	66,383	70,756	64,020	67,072
Non-interest expense	114,150	113,567	112,642	122,087

Income before income taxes	79,417	82,029	78,248	70,168
Income taxes	24,717	25,566	24,619	22,889

Net income	$54,700	$56,463	$53,629	$47,279

Net income per common share:
Basic	$0.94	$0.97	$0.90	$0.79
Diluted	0.93	0.95	0.89	0.78

	Year Ended December 31, 2006
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

Interest income	$181,974	$176,407	$168,738	$156,840
Interest expense	60,745	57,881	51,770	44,400

Net interest income	121,229	118,526	116,968	112,440
Provision for possible loan losses	3,400	1,711	5,105	3,934
Non-interest income(2)	58,400	60,566	60,750	61,031
Non-interest expense	105,595	103,610	100,679	100,469

Income before income taxes	70,634	73,771	71,934	69,068
Income taxes	22,272	23,769	23,384	22,391

Net income	$48,362	$50,002	$48,550	$46,677

Net income per common share:
Basic	$0.85	$0.90	$0.88	$0.86
Diluted	0.84	0.88	0.86	0.83

(1)	Includes net gain on securities transactions of $15 thousand during the fourth quarter of 2007.

(2)	Includes net loss on securities transactions of $1 thousand during the first quarter of 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Corporation’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of Cullen/Frost or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Corporation’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Corporation’s organization, compensation and benefit plans.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Corporation’s success at managing the risks involved in the foregoing items.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2007 and 2006 and results of operations for each of the years in the three-year period ended December 31, 2007. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. The Corporation acquired Prime Benefits, Inc. in 2007, Summit Bancshares, Inc. (“Summit”), Alamo Corporation of Texas (“Alamo”) and Texas Community Bancshares, Inc. (“TCB”) in 2006 and Horizon Capital Bank (“Horizon”) in 2005. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. See Note 2 — Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

Net income totaled $212.1 million, or $3.55 diluted per common share, in 2007 compared to $193.6 million, or $3.42 diluted per common share, in 2006 and $165.4 million, or $3.07 diluted per common share, in 2005.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2007	2006	2005

Taxable-equivalent net interest income	$534,195	$479,138	$398,938
Taxable-equivalent adjustment	15,458	9,975	7,672

Net interest income	518,737	469,163	391,266
Provision for possible loan losses	14,660	14,150	10,250
Non-interest income	268,231	240,747	230,379
Non-interest expense	462,446	410,353	367,007

Income before income taxes	309,862	285,407	244,388
Income taxes	97,791	91,816	78,965

Net income	$212,071	$193,591	$165,423

Earnings per common share:
Basic	$3.60	$3.49	$3.15
Diluted	3.55	3.42	3.07
Return on average assets	1.63%	1.67%	1.63%
Return on average equity	15.20	18.03	18.78

Net income for 2007 increased $18.5 million, or 9.5%, compared to 2006. The increase was primarily due to a $49.6 million increase in net interest income and a $27.5 million increase in non-interest income. The impact of these items was partly offset by a $52.1 million increase in non-interest expense, a $6.0 million increase in income tax expense and a $510 thousand increase in the provision for possible loan losses. Net income for 2006 increased $28.2 million, or 17.0%, compared to 2005. The increase was primarily due to a $77.9 million increase in net interest income and a $10.4 million increase in non-interest income. The impact of these items was partly offset by a $43.3 million increase in non-interest expense, a $12.9 million increase in income tax expense and a $3.9 million increase in the provision for possible loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 65.9% of total revenue during 2007. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2005 at 5.25% and increased 50 basis points in each of the four quarters to end the year at 7.25%. During 2006, the prime interest rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%. During 2007, the prime interest rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%. The federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner. It began 2005 at 2.25% and increased 50 basis points in each of the four quarters to end the year at 4.25%. During 2006, the federal funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%. During 2007, the federal funds rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into interest rate swaps during the fourth quarter of 2007 that effectively convert $1.2 billion of loans with floating interest rates tied to the prime rate into fixed rate loans for a period of seven years. See Note 17 — Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps. As a result, the Corporations balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. During January 2008, the federal funds rate and the prime interest rate each decreased 125 basis points to 3.00% and 6.00%, respectively. The Corporation currently believes it is reasonably possible the federal funds rate and the prime interest rate will decrease further in the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any decrease should a decrease occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Corporation’s control. Further analysis of the components of the Corporation’s net interest margin is presented below.

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented on pages 116 and 117 of this report.

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$(44)	$189	$145	$155	$(54)	$101
Federal funds sold and resell agreements	496	(7,151)	(6,655)	6,633	11,770	18,403
Securities:
Taxable	6,417	8,866	15,283	4,474	7,333	11,807
Tax-exempt	(138)	8,973	8,835	(58)	1,222	1,164
Loans	—	72,763	72,763	66,202	78,758	144,960

Total earning assets	6,731	83,640	90,371	77,406	99,029	176,435
Savings and interest checking	1,520	456	1,976	1,221	349	1,570
Money market deposit accounts	914	14,497	15,411	28,660	15,257	43,917
Time accounts	6,709	10,749	17,458	11,088	11,219	22,307
Public funds	707	(405)	302	6,033	2,329	8,362
Federal funds purchased and repurchase agreements	(3,209)	3,993	784	6,709	7,826	14,535
Junior subordinated deferrable interest debentures	(471)	(5,648)	(6,119)	2,209	285	2,494
Subordinated notes payable and other notes	(152)	5,752	5,600	2,365	—	2,365
Federal Home Loan Bank advances	47	(145)	(98)	22	663	685

Total interest-bearing liabilities	6,065	29,249	35,314	58,307	37,928	96,235

Changes in taxable-equivalent net interest income	$666	$54,391	$55,057	$19,099	$61,101	$80,200

Taxable-equivalent net interest income for 2007 increased $55.1 million, or 11.5%, compared to 2006. The increase primarily resulted from an increase in the average volume of earning assets. The average volume of earning assets for 2007 increased $1.1 billion compared to 2006. Over the same time frame, the net interest margin increased 2 basis points from 4.67% in 2006 to 4.69% in 2007. The increase in the average volume of earning assets was due in part to the acquisition of Summit in the fourth quarter of 2006. See Note 2 — Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. The increase in net interest margin was primarily due to an increase in the average yield on interest earning assets partly offset by an increase in the average cost of funds. The average yield on interest earning assets during 2007 was 6.89% compared to 6.76% during 2006. This increase was partly due to a 24 basis point increase in the average yield on securities. Furthermore, the Corporation had a larger proportion of average interest earning assets invested in higher-yielding loans during 2007 relative to 2006. During 2006, market interest rates rose during each of the first two quarters while the reductions in market rates during 2007 did not occur until the latter part the year. The positive impact of higher average market rates and the more favorable mix of interest earning assets on the net interest margin was partly offset by an increase in the average cost of funds compared to the increase in the average yield on interest-earning assets. The average cost of funds increased 8 basis points to 3.14% during 2007 from 3.06% during 2006.

The increase in cost of funds was partly due to an increase in the relative proportion of average interest-bearing deposits, particularly higher-cost money market and time deposits, to 65.5% of total average deposits during 2007 from 63.7% of total average deposits during 2006.

Taxable-equivalent net interest income for 2006 increased $80.2 million, or 20.1%, compared to 2005. The increase primarily resulted from an increase in the average volume of earning assets combined with an increase in the net interest margin. The average volume of earning assets for 2006 increased $1.2 billion compared to 2005. Over the same time frame, the net interest margin increased 22 basis points from 4.45% in 2005 to 4.67% in 2006. The increase in the average volume of earning assets was due in part to the acquisitions of TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006. The increase in the net interest margin was primarily driven by an increase in the average yield on earning assets, which increased from 5.77% during 2005 to 6.76% during 2006. The increase in the average yield on earning assets was partly due to an increase in the relative proportion of loans, which generally carry higher yields compared to other types of earning assets. Loans increased from 62.4% of total average earning assets during 2005 to 63.9% of total average earning assets during 2006. The increase in the net interest margin was also partly due to the aforementioned increases in market interest rates.

The average volume of loans, the Corporation’s primary category of earning assets, increased $940.2 million, or 14.4%, during 2007 compared to 2006 and increased $929.4 million, or 16.6%, during 2006 compared to 2005. The average yield on loans was 7.76% during both 2007 and 2006 and 6.46% during 2005. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during both 2007 compared to 2006 and 2006 compared to 2005. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average volume of securities increased $332.2 million in 2007 compared to 2006 and increased $109.0 million in 2006 compared to 2005. The average yield on securities was 5.24% during 2007 compared to 5.00% during 2006 and 4.84% during 2005. The fluctuations in securities average balances during the comparable years were primarily in U.S. government agency securities and U.S. Treasury securities. Average federal funds sold and resell agreements decreased $139.0 million during 2007 compared to the 2006 and increased $197.3 million during 2006 compared to 2005. The average yield on federal funds sold and resell agreements was 5.15% during 2007 compared to 5.08% during 2006 and 3.48% during 2005.

Average deposits increased $1.0 billion during 2007 compared to 2006 and $1.1 billion in 2006 compared to 2005. The increase in the average volume of deposits during 2007 and 2006 was due in part to the acquisitions of TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006. The increase in average deposits over the comparable years was primarily in interest-bearing deposits. Average interest-bearing deposits increased $838.4 million during 2007 compared to 2006 and $726.1 million during 2006 compared to 2005. The ratio of average interest-bearing deposits to total average deposits was 65.5% during 2007 compared to 63.7% in 2006 and 63.0% in 2005. The average cost of interest-bearing deposits and total deposits was 2.84% and 1.86% during 2007 compared to 2.65% and 1.69% during 2006 and 1.54% and 0.97% during 2005. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to higher average market interest rates. Additionally, the relative proportion of lower-cost savings and interest checking to total interest-bearing deposits has trended downward during the comparable periods.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.75% in 2007 compared to 3.70% in 2006 and 3.83% in 2005. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $14.7 million in 2007 compared to $14.2 million in 2006 and $10.3 million in 2005. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	2007	2006	2005

Trust fees	$70,359	$63,469	$58,353
Service charges on deposit accounts	80,718	77,116	78,751
Insurance commissions and fees	30,847	28,230	27,731
Other charges, commissions and fees	32,558	28,105	23,125
Net gain (loss) on securities transactions	15	(1)	19
Other	53,734	43,828	42,400

Total	$268,231	$240,747	$230,379

Total non-interest income for 2007 increased $27.5 million, or 11.4%, compared to 2006 while total non-interest income for 2006 increased $10.4 million, or 4.5%, compared to 2005. Changes in the various components of non-interest income are discussed in more detail below.

Trust Fees.  Trust fee income for 2007 increased $6.9 million, or 10.9%, compared to 2006 while trust fee income for 2006 increased $5.1 million, or 8.8%, compared to 2005. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees in 2007 and approximately 70% in 2006 and 2005. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increase in trust fee income during 2007 compared to 2006 was primarily the result of increases in investment fees (up $5.7 million), real estate fees (up $545 thousand) and securities lending income (up $506 thousand). This increase was slightly offset by a decrease in oil and gas fees (down $104 thousand). The increases in investment fees were primarily due to higher equity valuations during 2007 compared to 2006 and growth in overall trust assets and the number of trust accounts.

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

At December 31, 2007, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (41.2% of trust assets), equity securities (39.3% of trust assets) and cash equivalents (12.7% of trust assets). The estimated fair value of trust assets was $24.8 billion (including managed assets of $10.5 billion and custody assets of $14.3 billion) at December 31, 2007 compared to $23.2 billion (including managed assets of $9.3 billion and custody assets of $13.9 billion) at December 31, 2006 and $18.1 billion (including managed assets of $8.3 billion and custody assets of $9.8 billion) at December 31, 2005.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2007 increased $3.6 million, or 4.7%, compared to 2006. Increases in overdraft/insufficient funds charges on consumer accounts

(up $4.4 million) and commercial accounts (up $1.7 thousand) were partly offset by decreases in service charges on commercial accounts (down $2.4 million) and consumer accounts (down $728 thousand). The increases in overdraft/insufficient funds charges on both commercial and consumer accounts were partly the result of growth in deposit accounts and an increase in the per-occurrence fee charged. The decrease in service charges on commercial accounts was primarily related to decreased treasury management fees. The decreased treasury management fees resulted primarily from a higher earnings credit rate. The earnings credit is the value given to deposits maintained by treasury management customers. Because average interest rates were higher compared to 2006, deposit balances became more valuable and yielded a higher earnings credit rate. As a result, customers were able to pay for more of their services with earning credits applied to their deposit balances rather than through fees.

Service charges on deposit accounts for 2006 decreased $1.6 million, or 2.1%, compared to 2005. The decrease was primarily related to service charges on commercial accounts (down $4.0 million) and consumer accounts (down $561 thousand) partly offset by increases in overdraft/insufficient funds charges on consumer accounts (up $1.8 million) and commercial accounts (up $620 thousand). The decrease in service charges on commercial accounts was primarily related to decreased treasury management fees primarily resulting from a higher earnings credit rate. The decrease in treasury management fees resulting from the higher earnings credit rate was partly offset by the additional fees from an increase in billable services. The increase in overdraft/insufficient funds charges on both commercial and consumer accounts was partly the result of growth in deposit accounts.

Insurance Commissions and Fees.  Insurance commissions and fees for 2007 increased $2.6 million, or 9.3%, compared to 2006. The increase was primarily related to higher commission income (up $2.0 million) and an increase in contingent commissions (up $567 thousand). Insurance commissions and fees for 2006 increased $499 thousand, or 1.8%, compared to 2005. The increase was primarily related to higher commission income (up $770 thousand) partly offset by a decrease in contingent commissions (down $271 thousand).

Insurance commissions and fees include contingent commissions totaling $3.7 million during 2007 compared to $3.1 million during 2006 and $3.4 million during 2005. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers. The carriers use several non-client specific factors to determine the amount of the contingency payments. Such factors include the aggregate loss performance of insurance policies previously placed and the volume of business, among other things. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $3.3 million during 2007 and $2.8 million during both 2006 and 2005. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $366 thousand, $376 thousand and $584 thousand during 2007, 2006 and 2005.

Other Charges, Commissions and Fees.  Other charges, commissions and fees for 2007 increased $4.5 million, or 15.8%, compared to 2006. The increase was primarily related to increases in commission income related to the sale of money market accounts (up $1.3 million) and mutual funds (up $898 thousand). The Corporation also recognized account management fees totaling $1.3 million related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006.

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

Net Gain/Loss on Securities Transactions.  During 2007, the Corporation realized a net gain on securities transactions of $15 thousand related to the sales of available-for-sale securities with an amortized cost totaling $64.9 million. During 2006, the Corporation realized a net loss on securities transactions of $1 thousand related to the sales of available-for-sale securities with an amortized cost totaling $26.9 million. During 2005, the Corporation realized a net gain on securities transactions of $19 thousand related to the sales of available-for-sale securities with an amortized cost totaling $19.8 million.

Other Non-Interest Income.  Other non-interest income increased $9.9 million, or 22.6%, during 2007 compared to 2006. Contributing to the increase during 2007 were increases in sundry income from various miscellaneous items (up $3.3 million), income from check card usage (up $3.0 million), lease rental income (up $1.4 million), gains on the sales of foreclosed and other assets (up $1.2 million) and income from securities trading and customer derivative activities (up $872 thousand). These increases were partly offset by decreases in gains on the sales of student loans (down $1.0 million) and mineral interest income (down $570 thousand). During 2007 significant components of sundry income included $2.4 million in income recognized from the collection of interest and other charges on loans charged-off in prior years and $1.2 million in income recognized in connection with settlements and other recoveries.

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

Non-Interest Expense

The components of non-interest expense were as follows:

	2007	2006	2005

Salaries and wages	$209,982	$190,784	$166,059
Employee benefits	47,095	46,231	41,577
Net occupancy	38,824	34,695	31,107
Furniture and equipment	32,821	26,293	23,912
Intangible amortization	8,860	5,628	4,859
Other	124,864	106,722	99,493

Total	$462,446	$410,353	$367,007

Total non-interest expense for 2007 increased $52.1 million, or 12.7%, compared to 2006 while total non-interest expense for 2006 increased $43.3 million, or 11.8%, compared to 2005. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages.  Salaries and wages for 2007 increased $19.2 million, or 10.1%, compared to 2006. The increase was primarily related to normal, annual merit increases, an increase in headcount and an increase in commissions related to higher insurance revenues. The increases in headcount were primarily related the acquisitions of TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006.

Salaries and wages expense for 2006 increased $24.7 million, or 14.9%, compared to 2005. The increase was partly related to normal, annual merit increases and an increase in headcount. The increase in headcount was primarily related to the acquisitions of Horizon during the fourth quarter of 2005, TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006. Also, effective January 1, 2006, the Corporation began recognizing compensation expense related to stock options in connection with the adoption of a new accounting standard, as further discussed in Note 13 — Employee Benefit Plans. Stock-based compensation expense related to stock options and non-vested stock awards totaled $9.2 million during 2006 compared to $2.0 million during 2005.

Employee Benefits.  Employee benefits expense for 2007 increased $864 thousand, or 1.9%, compared to 2006. The increase was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $3.5 million) and payroll taxes (up $943 thousand). These increases were partially offset by decreases in medical costs (down $2.1 million), workers compensation insurance cost (down $834 thousand) and expenses related to the Corporation’s defined benefit retirement and restoration plans (down $778 thousand). The decrease in medical expense was primarily related to a decrease in certain accruals for medical expense as a result of lower projected medical costs. The decrease in workers compensation insurance expense was primarily related to a reversal in certain related accruals based on current projected costs.

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

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. Employee benefits expense related to the defined benefit retirement and restoration plans totaled $1.9 million in 2007, $2.7 million in 2006 and $1.9 million in 2005. Future expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets.

For additional information related to the Corporation’s employee benefit plans, see Note 13 — Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.

Net Occupancy.  Net occupancy expense for 2007 increased $4.1 million, or 11.9%, compared to 2006. The increase was primarily due to an increase in lease expense (up $1.7 million), service contracts expense (up $517 thousand), property tax expense (up $513 thousand), utilities expense (up $422 thousand) and building maintenance (up $382 thousand). These increases were partly related to the additional facilities added in connection with the acquisitions of TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006.

Net occupancy expense for 2006 increased $3.6 million, or 11.5%, compared to 2005. The increase was primarily related to increases in utilities expenses (up $739 thousand), property taxes (up $591 thousand), depreciation expense related to buildings (up $586 thousand) and in lease expense (up $565 thousand), as well as increases in various other categories of occupancy expense. These increases were partly related to the additional facilities added in connection with the acquisitions of Horizon during the fourth quarter of 2005, TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006.

Furniture and Equipment.  Furniture and equipment expense for 2007 increased $6.5 million, or 24.8%, compared to 2006. The increase was primarily related to increases in software maintenance expense (up $2.9 million), depreciation expense related to furniture and fixtures (up $1.7 million), software amortization expense (up $1.1 million) and service contracts expense (up $596 thousand). The increases in various furniture and equipment expenses were partly related to the acquisitions of TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006. Additionally, the Corporation entered into software maintenance contracts in connection with new operating platforms related to retail delivery during the second quarter of 2007.

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

Intangible Amortization.  Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization totaled $8.9 million for 2007 compared to $5.6 million for 2006 and $4.9 million for 2005. Intangible amortization in 2007 was primarily due to the amortization of new intangible assets acquired in connection with the acquisitions of TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006. See Note 7 — Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

Intangible amortization for 2006 increased $769 thousand, or 15.8%, compared to 2005 primarily due to the amortization of new intangible assets acquired in connection with the acquisitions of Horizon during the fourth quarter of 2005, TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006.

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

Other Non-Interest Expense.  Other non-interest expense for 2007 increased $18.1 million, or 17.0%, compared to 2006. Significant components of the increase included increases in sundry expense from various miscellaneous items (up $5.7 million), advertising/promotions expenses (up $2.6 million), amortization of net deferred costs related to loan commitments (up $1.9 million) and leased property depreciation (up $1.2 million). Included in sundry expense from various miscellaneous items was $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included was $1.0 million in expense related to a contribution for previously unmatched employee contributions to the Corporation’s 401(k) plan, $548 thousand in expense related to indemnification obligations with Visa USA, $373 thousand in expense related to the reimbursement of certain expenses previously paid by the Corporation’s defined benefit pension plan and $275 thousand in expense related to settlements.

As stated above, the Corporation accrued $548 thousand in connection with the Corporation’s obligation to indemnify Visa USA for costs and liabilities incurred in connection with certain litigation based on the Corporation’s proportionate membership interest in Visa USA. Visa USA is currently undergoing a restructuring and initial public offering that is expected to occur in the first half 2008. In connection with this restructuring and initial public offering, Visa USA members are expected to receive shares in Visa, Inc. in exchange for their membership interest. A portion of the shares allocated to Visa USA members is expected to be withheld to cover the costs and liabilities associated with the aforementioned litigation whereby Visa USA members would not be required to make any cash payments to settle the indemnification obligations. While the Corporation expects these events to occur, there can be no assurance that the restructuring and initial public offering of Visa, Inc. will be successful and that the shares of Visa, Inc. allocated to the Corporation will have sufficient value to cover the Corporation’s obligations under the indemnification agreement. Furthermore, additional accruals may be required in future periods should the Corporation’s estimate of its obligations under the indemnification agreement change.

Other non-interest expense for 2006 increased $7.2 million, or 7.3%, compared to 2005. Components of the increase during 2006 included professional service expense (up $5.1 million), amortization of net deferred costs associated with unfunded loan commitments (up $2.2 million), check card expense (up $1.3 million), stationery, printing and supplies expense (up $1.1 million), travel expense (up $930 thousand), meals and entertainment expense (up $866 thousand) and write-downs of other real estate owned (up $743 thousand), among other things. The increases in professional services expense, stationery, printing and supplies expense, travel expense and meals and entertainment expense were partly related to acquisitions and integration activities. The increase in these items was partly offset by a decrease in outside computer service expense (down $6.3 million). The reduction in outside computer services resulted as the Corporation is no longer outsourcing certain data processing functions.

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

	2007	2006	2005

Banking	$200,387	$184,141	$159,177
Financial Management Group	27,317	22,652	16,666
Non-Banks	(15,633)	(13,202)	(10,420)

Consolidated net income	$212,071	$193,591	$165,423

Banking

Net income for 2007 increased $16.2 million, or 8.8%, compared to 2006. The increase was primarily the result of a $47.7 million increase in net interest income and a $16.2 million increase in non-interest income partly offset by a $40.6 million increase in non-interest expense and a $6.5 million increase in income tax expense. Net income for 2006 increased $25.0 million, or 15.7%, compared to 2005. The increase was primarily the result of a $71.8 million increase in net interest income and a $2.6 million increase in non-interest income partly offset by a $35.3 million increase in non-interest expense, a $10.3 million increase in income tax expenses and a $4.0 million increase in the provision for possible loan losses.

Net interest income for 2007 increased $47.7 million, or 10.3%, compared to 2006 while net interest income for 2006 increased $71.8 million, or 18.3%, compared to 2005. The increase in 2007 compared to 2006 was primarily the result of growth in the average volume of earning assets. The increase in 2006 compared to 2005 primarily resulted from growth in the average volume of earning assets combined with a increase in the net interest margin which resulted, in part, from a general increase in market interest rates and an increase in the relative proportion of higher-yielding loans as a percentage of total average earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for 2007 totaled $14.7 million compared to $14.2 million in 2006 and $10.2 million in 2005. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for 2007 increased $16.2 million, or 10.0%, compared to 2006. The increase was primarily due to increases in other non-interest income, service charges on deposits and insurance commissions and fees. Non-interest income for 2006 increased $2.6 million, or 1.6%, compared to 2005. The increase was primarily due to increases in other charges, commissions and fees partly offset by a decrease in service charges on deposit accounts. See the analysis of other non-interest income, service charges on deposit accounts and insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for 2007 increased $40.6 million, or 11.9%, compared to 2006. The banking segment experienced increases in all categories of non-interest expense during the comparable periods. These increases were partly related to the acquisitions of TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006. Combined, salaries and wages and employee benefits increased $16.1 million. The increase was primarily the result of normal, annual merit increases, increases in headcount, an increase in commissions related to higher insurance revenues, increases in expenses related to the Corporation’s employee benefit plans and an increase in payroll taxes. Other non-interest expense increased $10.8 million during 2007 compared to 2006. Other non-interest expense was most significantly impacted by certain non-recurring sundry charges in addition to increases in advertising/promotions expenses, amortization of net deferred costs related to loan commitments and leased property depreciation, among other items. Net occupancy expense increased due to an increase in lease expense, service contracts expense, property tax expense, utilities expense and building maintenance. Furniture and equipment expense increased primarily due to increases in software maintenance expense, depreciation expense related to furniture and fixtures, software amortization expense and service contracts expense. Intangible amortization increased primarily due to the amortization of new intangible assets acquired in connection with the aforementioned acquisitions. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Non-interest expense for 2006 increased $35.3 million, or 11.6%, compared to 2005. The increase was primarily related to increases in salaries and wages, employee benefits expense, net occupancy expense, furniture and equipment expense and other non-interest expense. Combined, salaries and wages and employee benefits increased $24.7 million during 2006 compared to 2005. This increase was primarily the result of normal, annual merit increases, increases in headcount as well as increases in medical insurance expense, payroll taxes, expenses related to the Corporation’s employee benefit plans and stock-based compensation expense. Other non-interest expense increased $3.9 million, or 5.5%, primarily due to increases in professional service expenses, amortization of net deferred costs associated with unfunded loan commitments, check card expense, stationery, printing and supplies expense, travel expenses and meals and entertainment expense, among other things. These increases were partly offset by a decrease in outside computer service expense. The increase in net occupancy expense was primarily due to an increase in utilities expenses, property taxes, depreciation expense related to buildings and lease expense. The increase in furniture and equipment expense was primarily due to increases in software maintenance expense, depreciation expense related to furniture and fixtures and service contracts expense partly offset by a decrease in software amortization expense. The increases in net occupancy expense and furniture and equipment expense are partly related to the additional facilities added in connection with the acquisitions of Horizon during the fourth quarter of 2005, TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking segment, had gross commission revenues of $31.2 million in 2007 compared to $28.6 million in 2006 and $28.1 million in 2005. Insurance commission revenues increased $2.6 million, or 9.2%, during 2007 compared to 2006. The increase during 2007 was primarily related to higher commission income. Insurance commission revenues increased $517 thousand, or 1.8%, during 2006 compared to 2005. The increase during 2006 compared to 2005 was primarily related to higher commission income (up $787 thousand) partly offset by a decrease in contingent commission income (down $270 thousand). See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for 2007 increased $4.7 million compared to 2006. The increase was primarily due to an $11.9 million increase in non-interest income and an $859 thousand increase in net interest income partly offset by a $5.7 million increase in non-interest expense and a $2.5 million increase in income tax expense. Net income for 2006 increased $6.0 million, or 35.9%, compared to 2005. The increase was primarily due to an $8.6 million increase in net interest income and a $7.7 million increase in non-interest income partly offset by a $7.1 million increase in non-interest expense and a $3.2 million increase in income tax expense.

Net interest income for 2007 increased $859 thousand, or 3.8% compared to 2006 and increased $8.6 million, or 6.1% in 2006 compared to 2005. Net interest income during both 2007 and 2006 was impacted by higher average market interest rates which in turn impacted the funds transfer price paid on FMG’s repurchase agreements. Net interest income from 2006 was also impacted by an increase in the average volume of repurchase agreements.

Non-interest income for 2007 increased $11.9 million, or 15.2%, compared to 2006. The increase was primarily due to an increase in trust fees (up $7.0 million), other charges, commissions and fees (up $4.2 million) and other income (up $924 thousand). Non-interest income for 2006 increased $7.7 million, or 10.9%, compared to 2005. The increase was primarily due to an increase in trust fees (up $5.3 million).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 71% of total trust fees for 2007 and 70% of total trust fees for both 2006 and 2005. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. FMG has experienced an increasing trend in investment fees since 2005 primarily due to higher equity valuations and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increase in other charges, commissions and fees during 2007 compared to 2006 was primarily due to increases in commission income related to the sales of money market accounts, mutual funds and annuity products. FMG also recognized account management fees totaling $1.3 million related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006. The increase in other income during 2007 compared to 2006 was primarily due to increases in income from securities trading as well as other miscellaneous income.

Non-interest expense for 2007 increased $5.7 million, or 8.6%, compared to 2006. The increase was primarily due to salaries and wages and employee benefits (combined up $4.6 million) and an increase in other non-interest expense (up $960 thousand). The increase in salaries and wages and employee benefits was primarily the result of normal, annual merit increases and increases in expenses related to employee benefit plans and payroll taxes. The increase in other non-interest expense was primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-interest expense for 2006 increased $7.1 million, or 12.1%, compared to 2005. The increase was primarily due to an increase in salaries and wages and employee benefits and other non-interest expense. The increases in salaries and wages and employee benefits (on a combined basis, up $4.0 million) were primarily the result of normal, annual merit increases, increases in headcount and increases in expenses related to stock-based compensation, payroll taxes, medical insurance and employee benefit plans. The increase in other non-interest expense (up $3.1 million) was primarily due to general increases in the various components of other non-interest expense, including cost allocations.

Non-Banks

The net loss for the Non-Banks operating segment increased $2.4 million for 2007 compared to 2006. The increase was primarily due to $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures.

The net loss for the Non-Banks segment increased $2.8 million during 2006 compared to 2005. The increase was primarily due to a decrease in net interest income due in part to the variable-rate junior subordinated deferrable interest debentures issued in February 2004. As market interest rates increased, the Non-Banks segment experienced a corresponding increase in interest cost related to this debt. Additionally, during 2006, the Corporation had added interest cost from the $3.1 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Alamo in the first quarter and $12.4 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Summit in the fourth quarter.

Income Taxes

The Corporation recognized income tax expense of $97.8 million, for an effective tax rate of 31.6% for 2007 compared to $91.8 million, for an effective rate of 32.2%, in 2006 and $79.0 million, for an effective rate of 32.3%, in 2005. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $13.0 billion in 2007 compared to $11.6 billion in 2006 and $10.1 billion in 2005.

	2007	2006	2005

Sources of Funds:
Deposits:
Non-interest-bearing	27.0%	28.8%	29.7%
Interest-bearing	51.3	50.5	50.5
Federal funds purchased and repurchase agreements	6.6	6.6	6.0
Long-term debt and other borrowings	3.2	3.5	3.8
Other non-interest-bearing liabilities	1.2	1.3	1.3
Equity capital	10.7	9.3	8.7

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	57.2%	56.3%	55.1%
Securities	25.2	25.5	28.1
Federal funds sold, resell agreements and other interest-earning assets	4.5	6.3	5.2
Other non-interest-earning assets	13.1	11.9	11.6

Total	100.0%	100.0%	100.0%

Deposits continue to be the Corporation’s primary source of funding. Although trending down as a percentage of total funding sources, non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 34.5% of total average deposits in 2007 compared to 36.3% in 2006 and 37.0% in 2005. The decrease in the relative proportion of non-interest-bearing deposits to total deposits was partly due to decreases in average correspondent bank deposits (see related information regarding this decrease in the section captioned “Deposits” included elsewhere in this discussion).

The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets. Average loans increased $940.2 million, or 14.4%, in 2007 compared to 2006 and $929.4 million, or 16.6%, in 2006 compared to 2005. The increase in 2007 was partly due to the acquisition of $824.5 million in loans in connection with the acquisition of Summit during the fourth quarter of 2006. The increase in 2006 and 2005 was partly due to the acquisition of $326.3 million in loans in connection with the acquisition of Horizon during the fourth quarter of 2005, $289.6 million in loans in connection with the acquisition of TCB and Alamo during the first quarter of 2006 and $824.5 million in loans in connection with the acquisition of Summit during the fourth quarter of 2006. Excluding the impact of the loans acquired in these acquisitions, average loans increased $379.0 million, or 6.9%, in 2006 compared to 2005. See additional information regarding the Corporation’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The relative proportion of funds invested in securities in 2006 decreased compared to 2005, while the relative proportion of funds invested in federal funds sold, resell agreements and other interest-earning assets increased as the Corporation chose to delay the reinvestment of funds in longer-term securities until more favorable investment yields became available.

Loans

Year-end loans were as follows:

		Percentage
	2007	of Total	2006	2005	2004	2003

Commercial and industrial:
Commercial	$3,472,759	44.7%	$3,229,570	$2,610,178	$2,361,052	$2,081,631
Leases	184,140	2.4	174,075	148,750	114,016	77,909
Asset-based	32,963	0.4	33,856	41,288	34,687	36,683

Total commercial and industrial	3,689,862	47.5	3,437,501	2,800,216	2,509,755	2,196,223
Real estate:
Construction:
Commercial	560,176	7.2	649,140	590,635	419,141	349,152
Consumer	61,595	0.8	114,142	87,746	37,234	23,399
Land:
Commercial	397,319	5.1	407,055	301,907	215,148	178,022
Consumer	2,996	—	5,394	10,369	3,675	5,169
Commercial mortgages	1,982,786	25.5	1,766,469	1,409,811	1,185,431	1,102,138
1-4 family residential mortgages	98,077	1.3	125,294	95,032	86,098	113,756
Home equity and other consumer	587,721	7.6	508,574	460,941	387,864	292,255

Total real estate	3,690,670	47.5	3,576,068	2,956,441	2,334,591	2,063,891
Consumer:
Indirect	2,031	—	3,475	2,418	3,648	8,358
Student loans held for sale	62,861	0.8	47,335	51,189	63,568	58,280
Other	323,320	4.2	310,752	265,038	247,025	246,173
Other	29,891	0.4	27,703	27,201	21,819	28,962
Unearned discount	(29,273)	(0.4)	(29,450)	(17,448)	(15,415)	(11,141)

Total	$7,769,362	100.0%	$7,373,384	$6,085,055	$5,164,991	$4,590,746

Overview.  Total loans at December 31, 2007 increased $396.0 million, or 5.4%, compared to December 31, 2006. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $409.1 million, or 5.7%, from December 31, 2006. Total loans at December 31, 2006 increased $1.3 billion, or 21.2%, compared to December 31, 2005. During 2006, the Corporation acquired $1.1 billion in loans in connection with the acquisitions of TCB, Alamo and Summit. Excluding these acquired loans, total year-end loans increased $174.2 million, or 2.9%, from December 31 2005. Total loans at December 31, 2005 increased $920.1 million, or 17.8%, compared to December 31, 2004. During 2005, the Corporation acquired $326.3 million in loans in connection with the acquisition of Horizon. Excluding these acquired loans, total year-end loans increased $593.8 million, or 11.5%, from December 31, 2004.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.5% and 46.6% of total loans while real estate loans made up 47.5% and 48.5% of total loans at December 31, 2007 and 2006, respectively. Real estate loans include both commercial and consumer balances. Of the $1.1 billion of loans acquired in connection with the acquisitions of TCB, Alamo and Summit during 2006, approximately 33% were commercial and industrial loans and approximately 62% were real estate loans. Of the $326.3 million of loans acquired in connection with the acquisition of

Horizon during 2005, approximately 20% were commercial and industrial and approximately 74% were real estate loans.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2007, approximately 60% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Commercial and Industrial Loans.  Commercial and industrial loans increased $252.4 million, or 7.3% from $3.4 billion at December 31, 2006 to $3.7 billion at December 31, 2007. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.

Industry Concentrations.  As of December 31, 2007 and 2006, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2007 and 2006:

	2007	2006

Industry concentrations:
Energy	8.6%	8.0%
Medical services	5.5	5.7
Building construction	4.6	4.4
Public finance	4.4	3.5
Services	3.9	4.1
Manufacturing, other	3.4	3.4
General and specific trade contractors	2.8	3.5
Insurance	2.8	2.4
Religion	2.6	2.6
Legal services	2.5	2.4
Restaurants	2.1	2.1
All other (35 categories in 2007 and 2006)	56.8	57.9

Total loans	100.0%	100.0%

The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2007	2006

Energy loans:
Production	$468,204	$424,474
Service	133,733	116,018
Traders	13,621	12,501
Manufacturing	46,868	32,929
Refining	2,072	721

Total energy loans	$664,498	$586,643

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

	2007			2006
	Number of	Period-End Balances		Number of	Period-End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large credit relationships:
$20.0 million and greater	110	$3,421,582	$1,555,253	91	$2,616,299	$1,318,739
$10.0 million to $19.9 million	147	2,078,651	1,131,512	117	1,640,185	888,097

Growth in outstanding balances related to large credit relationships primarily resulted from an increase in commitments. As of December 31, 2007, approximately $649.0 million of the committed amount for credit relationships in excess of $20.0 million and approximately $851.6 million of the committed amount for credit relationships between $10.0 million and $19.9 million were related to newly reported large credit relationships. The average commitment per large credit relationship in excess of $20.0 million totaled $31.1 million at December 31, 2007 and $28.8 million at December 31, 2006. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $14.1 million at December 31, 2007 and $14.5 million at December 31, 2006. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $14.1 million at December 31, 2007 and $14.0 million at December 31, 2006. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $7.7 million at December 31, 2007 and $7.6 million at December 31, 2006.

Purchased Shared National Credits.  Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $411.9 million at December 31, 2007, increasing from $360.1 million at December 31, 2006. At December 31, 2007, 63.3% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2007			2006
	Number of	Period-End Balances		Number of	Period-End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Purchased shared national credits:
$20.0 million and greater	22	$532,860	$264,475	17	$427,700	$215,478
$10.0 million to $19.9 million	18	242,225	137,606	18	247,250	129,151

Real Estate Loans.  Real estate loans totaled $3.7 billion at December 31, 2007, an increase of $114.6 million, or 3.2%, compared to $3.6 billion at December 31, 2006. Commercial real estate loans totaled $2.9 billion, or 79.7% of total real estate loans, at December 31, 2007 and $2.8 billion or 78.9% of total real estate loans, at December 31, 2006. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the property is located. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2007 and 2006:

	2007	2006

Property type:
Office building	16.0%	21.3%
Office/warehouse	15.8	13.1
1-4 family	9.6	10.3
Medical offices and services	5.4	5.9
Retail	6.4	5.1
Religious	5.0	4.1
Land in development	5.0	7.1
Non-farm/non-residential	5.0	3.4
All other	31.8	29.7

Total commercial real estate loans	100.0%	100.0%

Geographic region:
Fort Worth	29.0%	29.8%
Houston	22.8	22.3
San Antonio	21.0	18.9
Dallas	8.3	9.2
Austin	8.2	7.8
Rio Grande Valley	5.5	6.6
Corpus Christi	5.2	5.4

Total commercial real estate loans	100.0%	100.0%

Consumer Loans.  The consumer loan portfolio, including all consumer real estate, totaled $1.1 billion at December 31, 2007, increasing $23.6 million, or 2.2%, from $1.1 billion at December 31, 2006. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $36.8 million, or 3.9%, from December 31, 2006.

As the following table illustrates as of year-end, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	2007	2006

Construction	$61,595	$114,142
Land	2,996	5,394
Home equity loans	282,947	241,680
Home equity lines of credit	86,873	87,103
Other consumer real estate	217,901	179,791

Total consumer real estate	652,312	628,110
Consumer non-real estate	323,320	310,752
Student loans held for sale	62,861	47,335
Indirect	2,031	3,475
1-4 family residential mortgages	98,077	125,294

Total consumer loans	$1,138,601	$1,114,966

Consumer real estate loans, excluding 1-4 family mortgages, increased $24.2 million, or 3.9%, from December 31, 2006. Home equity loans were first permitted in the State of Texas beginning January 1, 1998. Combined, home equity loans and lines of credit made up 56.7% and 52.3% of the consumer real estate loan total at December 31, 2007 and 2006. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

The Corporation primarily originates student loans for resale. Accordingly, these loans are considered “held for sale.” Student loans are included in total loans in the consolidated balance sheet. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period. The Corporation sold approximately $63.1 million of student loans during 2007 compared to $70.3 million during 2006 and $73.2 million during 2005.

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

Foreign Loans.  The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2007 or 2006.

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans, student loans and unearned discounts, at December 31, 2007. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

		After One,
	Due in One	but Within	After Five
	Year or Less	Five Years	Years	Total

Commercial and industrial	$1,818,402	$1,460,937	$410,523	$3,689,862
Real estate construction	288,507	189,488	143,776	621,771
Commercial real estate and land	399,844	1,053,591	926,670	2,380,105
Consumer and other	133,421	302,647	509,891	945,959

Total	$2,640,174	$3,006,663	$1,990,860	$7,637,697

Loans with fixed interest rates	$873,640	$1,162,518	$1,115,954	$3,152,112
Loans with floating interest rates	1,766,534	1,844,145	874,906	4,485,585

Total	$2,640,174	$3,006,663	$1,990,860	$7,637,697

The Corporation may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Corporation’s best interest. In such instances, the Corporation generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal. The Corporation has entered into interest rate swaps that effectively convert $1.2 billion of loans with floating interest rates tied to the prime rate reported in the table above into fixed rate loans for a period of seven years. See Note 17 — Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

Non-Performing Assets and Potential Problem Loans

Non-Performing Assets.  Year-end non-performing assets and accruing past due loans were as follows:

	2007	2006	2005	2004	2003

Non-accrual loans:
Commercial and industrial	$11,445	$20,813	$25,556	$27,089	$35,914
Real estate	12,026	29,580	4,963	2,471	10,766
Consumer and other	972	1,811	2,660	883	771

Total non-accrual loans	24,443	52,204	33,179	30,443	47,451
Restructured loans	—	—	—	—	—
Foreclosed assets:
Real estate	4,596	5,500	4,403	7,369	5,054
Other	810	45	1,345	1,304	289

Total foreclosed assets	5,406	5,545	5,748	8,673	5,343

Total non-performing assets	$29,849	$57,749	$38,927	$39,116	$52,794

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.38%	0.78%	0.64%	0.76%	1.15%
Total assets	0.22	0.44	0.33	0.39	0.55
Accruing past due loans:
30 to 89 days past due	$45,290	$56,836	$32,908	$20,895	$24,419
90 or more days past due	14,347	10,917	7,921	5,231	14,462

Total accruing past due loans	$59,637	$67,753	$40,829	$26,126	$38,881

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.58%	0.77%	0.54%	0.41%	0.53%
90 or more days past due	0.19	0.15	0.13	0.10	0.32

Total accruing past due loans	0.77%	0.92%	0.67%	0.51%	0.85%

Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2007 decreased $27.9 million from December 31, 2006. The decrease was largely related to a single credit relationship totaling $23.1 million. The properties securing this credit relationship were sold at auction during 2007. Due to the shortfall in the proceeds from the sale of the properties, the Corporation recognized charge-offs totaling $6.3 million, as further discussed in the section captioned “Allowance For Possible Loan Losses” included elsewhere in this discussion. This credit relationship was first reported as a potential problem during the third quarter of 2006 and was the primary cause of the increase in non-accrual loans reported at December 31, 2006 compared to December 31, 2005.

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

Potential Problem Loans.  Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2007, the Corporation had $30.3 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2007, potential problem loans consisted of 9 credit relationships. Of the total outstanding balance at December 31, 2007, approximately 32.2% related to a customer that operates in the auto supplies industry, approximately 28.0% related to three customers that operate in the building and real estate development industry and approximately 23.8% related to a customer in the insurance industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2007		2006		2005		2004		2003
	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage	Allowance	Percentage
	for	of Loans	for	of Loans	for	of Loans	for	of Loans	for	of Loans
	Possible	in each	Possible	in each	Possible	in each	Possible	in each	Possible	in each
	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to	Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans

Commercial and industrial	$50,245	47.1%	$44,603	46.2%	$50,357	45.7%	$49,696	48.4%	$42,504	47.6%
Real estate	20,800	47.5	24,955	48.5	16,378	48.6	12,393	45.1	19,752	45.0
Consumer	10,721	5.0	8,238	4.9	5,303	5.2	4,436	6.1	3,920	6.8
Other	2,705	0.4	2,125	0.4	1,556	0.5	1,081	0.4	1,217	0.6
Unallocated	7,868	—	16,164	—	6,731	—	8,204	—	16,108	—

Total	$92,339	100.0%	$96,085	100.0%	$80,325	100.0%	$75,810	100.0%	$83,501	100.0%

During 2007, the reserve allocated to commercial and industrial loans increased compared to 2006 primarily due to an increase in general valuation allowances related to large balance and highly leveraged credit relationships that exceed specified risk grades and an increase in the level of classified loans which impacted the level of allocations required based upon historical loss experience. The increase from these items was partly offset by a decrease in specific valuation allowances determined in accordance with SFAS 114. Specific valuation allowances related to commercial and industrial loans decreased approximately $5.5 million in 2007 compared to 2006. The decrease in the reserve allocated to real estate loans during 2007 compared to 2006 was primarily related to a decrease in specific valuation allowances of approximately $3.0 million and a decrease in general valuation allowances previously allocated to compensate for concentration risk related to certain higher-risk categories of real estate loans. The decrease in specific valuation allowances related to real estate loans was primarily due to the charge-off of a large credit relationship during 2007, as further discussed below. Specific valuation allowances related to this credit relationship totaled $2.0 million at December 31, 2006. The increase in the reserve allocated to consumer loans during 2007 compared to 2006 was primarily due to growth in the consumer loan portfolio combined with an increase in the historical loss ratio associated with consumer loans. The unallocated portion of the allowance for possible loan losses decreased during 2007 compared to 2006. During 2006, higher unallocated reserves were maintained in part due to the relative uncertainty of the credit quality of certain loans acquired in connection with the acquisition of Summit during the fourth quarter of 2006.

During 2006, the reserve allocation related to real estate loans increased compared to 2005 primarily due to growth in the real estate loan portfolio and an increase in specific valuation allowances determined in accordance with SFAS 114. The overall growth in real estate loans included growth in several of the higher-risk categories of real estate loans, which resulted in higher reserve allocations to compensate for the additional concentration risk. Specific valuation allowances related to real estate loans increased approximately $2.7 million in 2006 compared to 2005. The decrease in the reserve allocation for commercial and industrial loans during 2006 compared to 2005 was primarily due to a decrease in the level of criticized commercial and industrial loans and a decrease in specific valuation allowances partly offset by growth in the commercial and industrial loan portfolio. Specific valuation allowances related to commercial and industrial loans decreased approximately $2.1 million in 2006 compared to 2005. The increase in the reserve allocation for consumer loans during 2006 compared to 2005 was primarily due to growth in the consumer loan portfolio. The overall growth in loans resulted in an increase in historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends. The reserves allocated in accordance with SFAS 5 for all types of loans were also impacted by an increase in the relative percentage by which the historical valuation allowances are adjusted to compensate for current qualitative risk factors. The increase in the unallocated portion of the allowance for possible loan losses during 2006 compared to 2005 was partly related to the relative uncertainty of the credit quality of certain loans acquired in connection with the acquisition of Summit during the fourth quarter of 2006.

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

The unallocated reserve was higher in 2003 as a result of the prevailing weaker economic conditions, which helped create a higher risk environment for loan portfolios. The Corporation responded to this higher risk environment by increasing unallocated reserves based on risk factors thought to increase with the slowing economy. During 2004, improving economic conditions appeared to reduce the overall risk environment for loan portfolios. Furthermore, the Corporation began to experience positive trends in several important credit quality measures including the levels of past due loans, potential problem loans and criticized assets. As a result, the level of unallocated reserve was decreased in 2004 through a reduction in the provision for loan losses, as further discussed below, and a reallocation of amounts to commercial and industrial loans as discussed above.

Activity in the allowance for possible loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

	2007	2006	2005	2004	2003

Balance of allowance for possible loan losses at beginning of year	$96,085	$80,325	$75,810	$83,501	$82,584
Provision for possible loan losses	14,660	14,150	10,250	2,500	10,544
Allowance for possible loan losses acquired	—	12,720	3,186	—	—
Charge-offs:
Commercial and industrial	(7,541)	(10,983)	(8,448)	(12,570)	(11,627)
Real estate	(9,309)	(727)	(531)	(2,724)	(1,607)
Consumer and other	(8,309)	(7,223)	(6,126)	(4,721)	(3,761)

Total charge-offs	(25,159)	(18,933)	(15,105)	(20,015)	(16,995)

Recoveries:
Commercial and industrial	2,125	3,019	2,409	6,219	5,581
Real estate	331	483	351	718	272
Consumer and other	4,297	4,321	3,424	2,887	1,515

Total recoveries	6,753	7,823	6,184	9,824	7,368

Net charge-offs	(18,406)	(11,110)	(8,921)	(10,191)	(9,627)

Balance at end of year	$92,339	$96,085	$80,325	$75,810	$83,501

Net charge-offs as a percentage of average loans	0.25%	0.17%	0.16%	0.20%	0.21%
Allowance for possible loan losses as a percentage of year-end loans	1.19	1.30	1.32	1.47	1.82
Allowance for possible loan losses as a percentage of year-end non-accrual loans	377.8	184.1	242.1	249.0	176.0
Average loans outstanding during the year	$7,464,140	$6,523,906	$5,594,477	$4,823,198	$4,497,489
Loans outstanding at year-end	7,769,362	7,373,384	6,085,055	5,164,991	4,590,746
Non-accrual loans outstanding at year-end	24,443	52,204	33,179	30,443	47,451

As stated above, the provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $510 thousand in 2007 to $14.7 million compared to $14.2 million in 2006 and increased $3.9 million in 2006 compared to $10.3 million in 2005. The increase in the provision for possible loan losses in 2007 was primarily due to an increase in net charge-offs as well growth in the loan portfolio. The increase in the provision for possible loan losses in 2006 was primarily due to growth in the loan portfolio. The provision for possible loan losses increased in 2005 in part due to an increase in the level of criticized loans. The increase in the provision for possible loan losses in 2005 was also partly due to the overall growth in the loan portfolio.

Net charge-offs in 2007 increased $7.3 million compared to 2006 while net charge-offs in 2006 increased $2.2 million compared to 2005. During 2007, the Corporation recognized real estate related charge-offs totaling $6.3 million related to a single credit relationship. At the time of the charge-off, the Corporation had a specific valuation allowance totaling $3.8 million allocated to this credit relationship. This valuation allowance was accumulated through prior provisions as the credit relationship deteriorated and moved through the Corporation’s problem loan classification and reporting process. The amount by which charge-offs related to this credit relationship exceeded the specific valuation allocated to this credit relationship was recognized as additional provision during 2007. Net charge-offs as a percentage of average loans increased 8 basis points in 2007 compared to 2006. Excluding the aforementioned $6.3 million in charge-offs related to a single credit relationship, net charge-offs as a percentage of average loans would have decreased 1 basis point in 2007 compared to 2006.

Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2007. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Securities

Year-end securities were as follows:

	2007		2006		2005
		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total

Held to maturity:
U.S. government agencies and corporations	$7,125	0.2%	$9,096	0.3%	$11,701	0.4%
Other	1,000	—	1,000	—	1,000	—

Total	8,125	0.2	10,096	0.3	12,701	0.4
Available for sale:
U.S. Treasury	—	—	89,683	2.7	84,309	2.7
U.S. government agencies and corporations	2,845,311	83.0	2,902,609	86.6	2,676,103	87.0
States and political subdivisions	524,085	15.3	310,376	9.3	271,293	8.8
Other	37,616	1.1	28,285	0.8	27,406	0.9

Total	3,407,012	99.4	3,330,953	99.4	3,059,111	99.4
Trading:
U.S. Treasury	11,913	0.4	8,515	0.3	6,217	0.2
States and political subdivisions	—	—	891	—	—	—

Total	11,913	0.4	9,406	0.3	6,217	0.2

Total securities	$3,427,050	100.0%	$3,350,455	100.0%	$3,078,029	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2007. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity:
U.S. government agencies and corporations	$53	8.31%	$46	9.60%	$1,629	7.13%	$5,397	5.95%	$7,125	6.26%
Other	—		1,000	4.28	—		—		1,000	4.28

Total	$53	8.31	$1,046	4.51	$1,629	7.13	$5,397	5.95	$8,125	6.02

Available for Sale:
U.S. government agencies and corporations	$37,256	4.59%	$6,814	4.69%	$200,891	5.01%	$2,600,350	5.09%	$2,845,311	5.08%
States and political subdivisions	12,451	6.33	118,349	6.07	91,803	6.03	301,482	6.23	524,745	6.16
Other	—		—		—		—		37,616	—

Total	$49,707	5.03	$125,163	5.99	$292,694	5.33	$2,901,832	5.21	$3,407,012	5.25

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

At December 31, 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.

The average taxable-equivalent yield of the securities portfolio was 5.24% in 2007 compared to 5.00% in 2006 and 4.84% in 2005. During 2007 and 2006, average taxable-equivalent yields on mortgage-backed securities increased primarily as a result of higher reinvestment yields. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Non-interest-bearing:
Commercial and individual	$3,224,741		$3,005,811		$2,639,071
Correspondent banks	248,591		277,332		323,712
Public funds	50,800		51,137		45,967

Total	3,524,132		3,334,280		3,008,750
Interest-bearing:
Private accounts:
Savings and interest checking	1,401,437	0.47%	1,283,830	0.36%	1,206,055	0.25%
Money market deposit accounts	3,494,704	3.08	3,022,866	3.05	2,646,975	1.82
Time accounts of $100,000 or more	773,324	4.44	617,790	3.93	501,040	2.45
Time accounts under $100,000	609,383	4.25	505,189	3.67	393,419	2.09
Public funds	409,661	3.89	420,441	3.72	376,547	1.93

Total	6,688,509	2.84	5,850,116	2.65	5,124,036	1.54

Total deposits	$10,212,641	1.86	$9,184,396	1.69	$8,132,786	0.97

Average deposits increased $1.0 billion in 2007 compared to 2006 and increased $1.1 billion in 2006 compared to 2005. The majority of the increase in average deposits during 2007 compared to 2006 was related to the full year impact of the acquisition of $973.9 million in deposits in connection with the acquisition of Summit in the fourth quarter of 2006. Approximately $633.9 million of the increase in average deposits during 2006 compared to 2005 resulted from the Corporation’s acquisition of $319.1 million of deposits in connection with the acquisition of Horizon during the fourth quarter of 2005, $381.6 million of deposits in connection with the acquisitions of TCB and Alamo during the first quarter of 2006 and the aforementioned $973.9 million of deposits in connection with the acquisition of Summit during the fourth quarter of 2006. The deposits acquired during 2006 included approximately $426.6 million of non-interest-bearing commercial and individual deposits and approximately $928.9 million of interest-bearing deposits (encompassing $246.1 million of savings and interest checking accounts, $314.2 million of money market accounts and $368.6 million of time accounts). The deposits acquired during 2005 included approximately $152.1 million of non-interest-bearing commercial and individual deposits and approximately $167.0 million of interest-bearing deposits (encompassing $44.6 million of savings and interest checking accounts, $56.7 million of money market accounts and $65.7 million of time accounts).

The majority of the increase in average deposits during the comparable years was in average interest-bearing deposits. The ratio of average interest-bearing deposits to total average deposits increased to 65.5% in 2007 from 63.7% in 2006 and 63.0% in 2005. The average cost of interest-bearing deposits and total deposits was 2.84% and 1.86% during 2007 compared to 2.65% and 1.69% during 2006 and 1.54% and 0.97% during 2005. The increase in the average cost of interest-bearing deposits during 2007 compared to 2006 and during 2006 compared to 2005 was primarily the result of higher interest rates offered on deposit products due to higher average market interest rates. Additionally, the relative proportion of lower-cost savings and interest checking to total interest-bearing deposits has trended downward during the comparable periods.

The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2007	2006	2005

Commercial and individual	91.5%	90.2%	87.7%
Correspondent banks	7.1	8.3	10.8
Public funds	1.4	1.5	1.5

Total	100.0%	100.0%	100.0%

Average non-interest-bearing deposits increased $189.9 million, or 5.7%, in 2007 compared to 2006 while average non-interest-bearing deposits increased $325.5 million, or 10.8%, in 2006 compared to 2005. The increase in 2007 compared to 2006 was primarily due to $218.9 million, or 7.3% increase in average commercial and individual deposits partly offset by a $28.7 million decrease in average correspondent bank deposits. The increase in 2006 compared to 2005 was primarily due to a $366.7 million, or 13.9%, increase in average commercial and individual demand deposits partly offset by a $46.4 million, or 14.3%, decrease in average correspondent bank deposits. The increase in average commercial and individual demand deposits was partly due to the added deposits acquired in the aforementioned acquisitions. Average commercial and individual demand deposits during 2007, 2006 and 2005 included approximately $116.0 million, $68.6 million and $10.3 million of deposits that were received under a contractual relationship assumed in connection with the acquisition of Horizon. The Corporation expects this contractual relationship will be terminated in 2008. The decrease in correspondent bank deposits during the comparable periods was partly due to declines in volumes related to several large customers, one of which had unusually high average volumes during the latter part of 2005 and early 2006.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2007	2006	2005

Private accounts:
Savings and interest checking	21.0%	21.9%	23.5%
Money market deposit accounts	52.2	51.7	51.7
Time accounts of $100,000 or more	11.6	10.6	9.8
Time accounts under $100,000	9.1	8.6	7.7
Public funds	6.1	7.2	7.3

Total	100.0%	100.0%	100.0%

Total average interest-bearing deposits increased $838.4 million, or 14.3%, in 2007 compared to 2006 and increased $726.1 million, or 14.2%, in 2006 compared to 2005. The growth in average deposits during 2007 and 2006 was partly due to the added deposits acquired in the aforementioned acquisitions. The Corporation has experienced a shift in the relative mix of interest-bearing deposits during the comparable years as the proportion of higher-yielding time accounts and money market deposit accounts has increased while the proportion of savings and interest checking accounts has decreased. The shift in relative proportions appears to be related to the higher interest rate environment experienced over the last two years as many customers appear to have become more inclined to invest their funds for extended periods.

Geographic Concentrations.  The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2007	2006	2005

San Antonio	32.1%	35.7%	38.5%
Houston	18.6	20.4	18.8
Fort Worth	22.1	14.6	14.3
Austin	10.6	10.9	11.0
Corpus Christi	6.4	6.8	7.6
Dallas	4.2	4.9	4.3
Rio Grande Valley	3.7	4.0	1.5
Statewide	2.3	2.7	4.0

Total	100.0%	100.0%	100.0%

The Corporation experienced deposit growth in all regions during 2007 compared to 2006 with the exception of the Dallas and Statewide regions. Average deposits in the Dallas region decreased $27.0 million, 6.0%, and average deposits for the Statewide region decreased $2.6 million, or 1.1%. The increase in the Fort Worth region was impacted by the $973.9 million in deposits acquired in connection with the acquisition of Summit in December 2006. Excluding the impact of this acquisition, the Austin region had the largest dollar volume and percentage increase during 2007 compared to 2006, increasing $74.7 million, or 7.5%. Average deposits for the Corpus Christi region increased $35.9 million, or 5.8%. Changes in the average volume of deposits during 2007 compared to 2006 for other regions were not significant.

The Corporation experienced deposit growth in all regions during 2006 compared to 2005 with the exception of the Statewide region. Average deposits for the Statewide region decreased $81.5 million, or 24.9%, in 2006 compared to 2005. The decrease was primarily related to the declines in correspondent bank deposits discussed above. The geographic concentrations of average deposits for certain regions was impacted by acquisitions. The Houston region was impacted by the acquisition of Horizon, while the Dallas region was impacted by the acquisition of TCB, the Rio Grande Valley region was impacted by the acquisition of Alamo and the Fort Worth region was impacted by the acquisition of Summit. Excluding the impact of these acquisitions, the San Antonio region had the largest dollar volume increase during 2006 and 2005, increasing $146.5 million, or 4.7%, in 2006 compared to 2005. In terms of percentage growth and excluding the impact of acquisitions, the Austin and Rio Grande Valley regions had the largest increases during 2006. Average deposits in the Austin region increased $105.1 million, or 11.7%, in 2006 compared to 2005. Average deposits in the Rio Grande Valley region increased $13.8 million, or 11.3%, in 2006 compared to 2005.

Foreign Deposits.  Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $699.5 million in 2007, $711.0 million in 2006 and $641.2 million in 2005.

Short-Term Borrowings

The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $933.1 million, $864.2 million and $740.5 million at December 31, 2007, 2006 and 2005. The maximum amount of these borrowings outstanding at any month-end was $945.0 million in 2007, $864.2 million in 2006 and $740.5 million in 2005. The weighted-average interest rate on federal funds purchased was 3.69%, 5.05% and 3.93% at December 31, 2007, 2006 and 2005.

The following table presents the Corporation’s average net funding position during the years indicated:

	2007		2006		2005

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds sold and resell agreements	$579,964	5.15%	$718,950	5.08%	$521,674	3.48%
Federal funds purchased and repurchase agreements	(867,152)	3.68	(764,173)	4.08	(605,965)	2.74

Net funds position	$(287,188)		$(45,223)		$(84,291)

The net funds purchased position increased in 2007 compared to 2006 primarily due to a $82.3 million decrease in average federal funds sold and a $56.7 million decrease in average resell agreements combined with a $95.2 million increase in average repurchase agreements and a $7.8 million increase in average federal funds purchased. The net funds purchased position decreased in 2006 compared to 2005 primarily due to a $141.7 million increase in average federal funds sold, a $55.6 million increase in average resell agreements and a $9.3 million decrease in average federal funds purchased partly offset by a $167.5 million increase in average repurchase agreements. The average balance of federal funds sold and resell agreements was elevated in 2006 as the Corporation chose to delay the reinvestment of funds in longer-term securities until more favorable investment yields became available.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2007. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

		More than	3 Years or
		1 Year but	More but
	1 Year or	Less than	Less than	5 Years or
	Less	3 Years	5 Years	More	Total

Contractual obligations:
Subordinated notes payable	$—	$—	$150,000	$100,000	$250,000
Junior subordinated deferrable interest debentures	—	—	—	139,177	139,177
Federal Home Loan Bank advances	4,569	6,533	37	7	11,146
Operating leases	16,148	24,687	15,937	37,485	94,257
Deposits with stated maturity dates	1,388,885	137,348	635	20	1,526,888

	1,409,602	168,568	166,609	276,689	2,021,468
Other commitments:
Commitments to extend credit	58,880	3,511,765	687,019	566,517	4,824,181
Standby letters of credit	3,110	211,250	18,244	3,317	235,921

	61,990	3,723,015	705,263	569,834	5,060,102

Total contractual obligations and other commitments	$1,471,592	$3,891,583	$871,872	$846,523	$7,081,570

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

Commitments to Extend Credit.  The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2007 are included in the table above.

Standby Letters of Credit.  Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2007 are included in the table above.

Trust Accounts.  The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $24.8 billion (including managed assets of $10.5 billion and custody assets of $14.3 billion) at December 31, 2007. These assets were primarily composed of fixed income securities (41.2% of trust assets), equity securities (39.3% of trust assets) and cash equivalents (12.7% of trust assets).

Securities Lending.  The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.9 billion at December 31, 2007. At December 31, 2007, the Corporation held in trust liquid assets with a fair value of $1.9 billion as collateral for these agreements.

Capital and Liquidity

Capital.  At December 31, 2007, shareholders’ equity totaled $1.5 billion compared to $1.4 billion at December 31, 2006. In addition to net income of $212.1 million, other significant changes in shareholders’ equity during 2007 included $110.4 million in treasury stock purchases, $90.8 million of dividends paid, $23.6 million of proceeds from stock option exercises and the related tax benefits of $8.6 million and $9.7 million related to stock-based compensation. The accumulated other comprehensive loss component of shareholders’ equity totaled $7.4 million at December 31, 2007 compared to accumulated other comprehensive loss of $54.9 million at December 31, 2006. This fluctuation was related to the after-tax effect of changes in the accumulated gain/loss on effective cash flow hedging derivatives, changes in the fair value of securities available for sale and changes in the funded status of the Corporation’s defined benefit post-retirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to these items do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 12 — Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.34, $0.40, $0.40 and $0.40 per common share during the first, second, third and fourth quarters of 2007, respectively, and $0.30, $0.34, $0.34 and $0.34 per common share during the first, second, third and fourth quarters of 2006. This equates to a dividend payout ratio of 42.8% in 2007 and 37.9% in 2006.

The Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the current plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 2.1 million shares at a total cost of $109.4 million during 2007. Under the prior plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. No shares were repurchased during 2006. During 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million. Over the life of this plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million. Also see Part II, Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 12 — Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2007, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $60.8 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2007.

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

On February 15, 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes. The proceeds of the notes were used to partly fund the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures, held of record by Cullen/Frost Capital Trust I. As a result of the redemption, the Corporation incurred $5.3 million in expense during 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs. Concurrently, the $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I were also redeemed. On January 7, 2008, the Corporation redeemed $3.1 million of floating rate junior subordinated deferrable interest debentures held of record by Alamo Trust. Concurrently, the $3.0 million of floating rate trust preferred securities issued by Alamo Trust were also redeemed. See Note 9 — Borrowed Funds in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

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

Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

As of December 31, 2007, the model simulations projected that a 100 basis point increase in interest rates would result in a nominal increase in net interest income while a 200 basis point increase in interest rates would result in a negative variance in net interest income of 0.3%, relative to the base case over the next 12 months. The model simulations also projected that 100 and 200 basis point decreases in interest rates would result in negative variances in net interest income of 0.6% and 1.7%, respectively, relative to the base case over the next 12 months. As of December 31, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.6% and 2.3%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.7% and 4.7%, respectively, relative to the base case over the next 12 months. During the fourth quarter of 2007 the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant at 7.559% to 8.559%, depending upon the applicable swap contract. In conjunction with entering into the interest rate swap contracts, the Corporation terminated its three interest rate floor contracts, which had a total notional amount of $1.3 billion. These actions resulted in a decrease in the Corporation’s sensitivity to changes in interest rates in 2007 compared to 2006. See Note 17 — Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report.

As of December 31, 2007, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 2.00% negative variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 1.98% positive variance in net interest income.

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

We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, to account for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
February 1, 2008

Cullen/Frost Bankers, Inc.
Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2007	2006	2005

Interest income:
Loans, including fees	$573,039	$502,657	$359,587
Securities:
Taxable	148,467	133,184	121,377
Tax-exempt	17,050	11,317	10,566
Interest-bearing deposits	396	251	150
Federal funds sold and resell agreements	29,895	36,550	18,147

Total interest income	768,847	683,959	509,827
Interest expense:
Deposits	190,237	155,090	78,934
Federal funds purchased and repurchase agreements	31,951	31,167	16,632
Junior subordinated deferrable interest debentures	11,283	17,402	14,908
Subordinated notes payable and other borrowings	16,639	11,137	8,087

Total interest expense	250,110	214,796	118,561

Net interest income	518,737	469,163	391,266
Provision for possible loan losses	14,660	14,150	10,250

Net interest income after provision for possible loan losses	504,077	455,013	381,016
Non-interest income:
Trust fees	70,359	63,469	58,353
Service charges on deposit accounts	80,718	77,116	78,751
Insurance commissions and fees	30,847	28,230	27,731
Other charges, commissions and fees	32,558	28,105	23,125
Net gain (loss) on securities transactions	15	(1)	19
Other	53,734	43,828	42,400

Total non-interest income	268,231	240,747	230,379
Non-interest expense:
Salaries and wages	209,982	190,784	166,059
Employee benefits	47,095	46,231	41,577
Net occupancy	38,824	34,695	31,107
Furniture and equipment	32,821	26,293	23,912
Intangible amortization	8,860	5,628	4,859
Other	124,864	106,722	99,493

Total non-interest expense	462,446	410,353	367,007

Income before income taxes	309,862	285,407	244,388
Income taxes	97,791	91,816	78,965

Net income	$212,071	$193,591	$165,423

Earnings per common share:
Basic	$3.60	$3.49	$3.15
Diluted	3.55	3.42	3.07

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,

	2007	2006

Assets:
Cash and due from banks	$836,539	$707,683
Interest-bearing deposits	5,898	1,677
Federal funds sold and resell agreements	354,075	735,225

Total cash and cash equivalents	1,196,512	1,444,585
Securities held to maturity, at amortized cost	8,125	10,096
Securities available for sale, at estimated fair value	3,407,012	3,330,953
Trading account securities	11,913	9,406
Loans, net of unearned discounts	7,769,362	7,373,384
Less: Allowance for possible loan losses	(92,339)	(96,085)

Net loans	7,677,023	7,277,299
Premises and equipment, net	219,615	219,533
Goodwill	526,851	524,117
Other intangible assets, net	31,523	38,480
Cash surrender value of life insurance policies	116,231	111,742
Accrued interest receivable and other assets	290,209	257,978

Total assets	$13,485,014	$13,224,189

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,597,903	$3,699,701
Interest-bearing deposits	6,931,770	6,688,208

Total deposits	10,529,673	10,387,909
Federal funds purchased and repurchase agreements	933,072	864,190
Subordinated notes payable and other borrowings	261,146	186,366
Junior subordinated deferrable interest debentures	139,177	242,270
Accrued interest payable and other liabilities	144,858	166,571

Total liabilities	12,007,926	11,847,306
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares issued in 2007 and 59,839,144 shares issued in 2006	602	598
Additional paid-in capital	573,799	548,117
Retained earnings	992,138	883,060
Accumulated other comprehensive loss, net of tax	(7,382)	(54,892)
Treasury stock, 1,574,732 shares in 2007 and no shares in 2006, at cost	(82,069)	—

Total shareholders’ equity	1,477,088	1,376,883

Total liabilities and shareholders’ equity	$13,485,014	$13,224,189

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,

	2007	2006	2005

Operating Activities:
Net income	$212,071	$193,591	$165,423
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	14,660	14,150	10,250
Deferred tax expense (benefit)	857	(1,266)	555
Accretion of loan discounts	(13,066)	(10,824)	(10,124)
Securities premium amortization (discount accretion), net	(2,090)	(1,516)	329
Net (gain) loss on securities transactions	(15)	1	(19)
Depreciation and amortization	31,357	25,169	24,357
Origination of loans held for sale, net of principal collected	(77,701)	(66,443)	(60,839)
Proceeds from sales of loans held for sale	65,024	73,248	76,431
Net gain on sale of loans held for sale and other assets	(1,841)	(2,149)	(3,418)
Stock-based compensation	9,650	9,240	1,986
Tax benefits from stock-based compensation	187	113	11,371
Excess tax benefits from stock-based compensation	(8,413)	(16,243)	—
Net proceeds from settlement of legal claims	—	—	(2,389)
Earnings on life insurance policies	(4,489)	(4,123)	(3,934)
Net change in:
Trading account securities	(2,507)	(3,189)	(1,546)
Accrued interest receivable and other assets	(26,035)	22,308	(52,150)
Accrued interest payable and other liabilities	3,634	(285,202)	(23,847)

Net cash from operating activities	201,283	(53,135)	132,436
Investing Activities:
Securities held to maturity:
Purchases	(1,000)	—	—
Maturities, calls and principal repayments	2,965	2,596	4,004
Securities available for sale:
Purchases	(13,592,106)	(14,070,071)	(10,763,788)
Sales	64,924	26,912	19,812
Maturities, calls and principal repayments	13,474,788	13,977,742	10,944,589
Net change in loans	(393,891)	(180,517)	(605,415)
Net cash paid in acquisitions	(2,828)	(100,074)	(13,297)
Proceeds from sales of premises and equipment	5,022	208	465
Purchases of premises and equipment	(26,087)	(27,494)	(18,098)
Benefits received on life insurance policies	—	—	6,553
Proceeds from sales of repossessed properties	6,938	1,750	3,457

Net cash from investing activities	(461,275)	(368,948)	(421,718)
Financing Activities:
Net change in deposits	141,764	(113,996)	721,655
Net change in short-term borrowings	68,882	105,607	234,187
Proceeds from notes payable	98,799	—	—
Principal payments on notes payable and other borrowings	(128,313)	(19,251)	(6,255)
Proceeds from stock option exercises	23,600	42,703	35,805
Excess tax benefits from stock-based compensation	8,413	16,243	—
Purchase of treasury stock	(110,406)	(4,666)	(14,972)
Cash dividends paid	(90,820)	(73,400)	(61,499)

Net cash from financing activities	11,919	(46,760)	908,921

Net change in cash and cash equivalents	(248,073)	(468,843)	619,639
Cash and cash equivalents at beginning of year	1,444,585	1,913,428	1,293,789

Cash and cash equivalents at end of year	$1,196,512	$1,444,585	$1,913,428

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income (Loss),	Treasury
	Stock	Capital	Earnings	Net of Tax	Stock	Total

Balance at January 1, 2005	$536	$207,343	$697,872	$(10,784)	$(72,572)	$822,395
Comprehensive income:
Net income	—	—	165,423	—	—	165,423
Other comprehensive loss, net of tax	—	—	—	(39,658)	—	(39,658)

Total comprehensive income						125,765
Stock issued in acquisition of Horizon Capital Bank (1,400,000 shares)	14	61,371	—	—	—	61,385
Stock option exercises (1,419,195 shares)	—	—	(25,603)	—	61,408	35,805
Tax benefit from stock-based compensation	—	11,371	—	—	—	11,371
Purchase of treasury stock (312,412 shares)	—	—	—	—	(14,972)	(14,972)
Non-vested stock awards (52,100 shares)	—	(2,455)	—	—	2,455	—
Stock-based compensation expense recognized in earnings	—	1,997	—	—	(11)	1,986
Cash dividends ($1.165 per share)	—	—	(61,499)	—	—	(61,499)

Balance at December 31, 2005	550	279,627	776,193	(50,442)	(23,692)	982,236
Comprehensive income:
Net income	—	—	193,591	—	—	193,591
Other comprehensive loss, net of tax	—	—	—	(4,450)	—	(4,450)

Total comprehensive income						189,141
Stock issued in acquisition of Summit Bancshares (3,818,934 shares)	38	215,235	—	—	—	215,273
Stock option exercises (1,572,230 shares)	10	28,695	(13,324)	—	27,322	42,703
Tax benefit from stock-based compensation	—	113	—	—	—	113
Excess tax benefits from stock-based compensation	—	16,243	—	—	—	16,243
Purchase of treasury stock (86,855 shares)	—	—	—	—	(4,666)	(4,666)
Non-vested stock awards (52,100 shares)	—	(1,036)	—	—	1,036	—
Stock-based compensation expense recognized in earnings	—	9,240	—	—	—	9,240
Cash dividends ($1.32 per share)	—	—	(73,400)	—	—	(73,400)

Balance at December 31, 2006	598	548,117	883,060	(54,892)	—	1,376,883
Comprehensive income:
Net income	—	—	212,071	—	—	212,071
Other comprehensive income, net of tax	—	—	—	47,510	—	47,510

Total comprehensive income						259,581
Stock option exercises (876,844 shares)	4	10,451	(11,960)	—	25,105	23,600
Tax benefits from stock-based compensation	—	187	—	—	—	187
Excess tax benefits from stock-based compensation	—	8,413	—	—	—	8,413
Purchase of treasury stock (2,115,658 shares)	—	—	—	—	(110,406)	(110,406)
Non-vested stock awards (61,800 shares)	—	(3,019)	(213)	—	3,232	—
Stock-based compensation expense recognized in earnings	—	9,650	—	—	—	9,650
Cash dividends ($1.54 per share)	—	—	(90,820)	—	—	(90,820)

Balance at December 31, 2007	$602	$573,799	$992,138	$(7,382)	$(82,069)	$1,477,088

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

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation’s wholly owned subsidiaries, Cullen/Frost Capital Trust II, Alamo Corporation of Texas Trust I and Summit Bancshares Statutory Trust I are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements.

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

Cash paid for interest totaled $244.0 million in 2007, $211.3 million in 2006 and $109.5 million in 2005. Cash paid for income taxes totaled $84.6 million in 2007, $75.6 million in 2006 and $61.3 million in 2005. Significant non-cash transactions included $327.7 million of unsettled securities purchases in 2005, $215.3 million and $61.4 million of common stock issued in connection with the acquisitions in 2006 and 2005, and transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures of $7.6 million in 2007, $2.2 million in 2006 and $460 thousand in 2005.

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

The Corporation was required to have $86.2 million and $85.9 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2007 and 2006. Deposits with the Federal Reserve Bank do not earn interest.

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

Loans Held for Sale.  The Corporation originates student loans primarily for sale in the secondary market. Accordingly, student loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation may sell such loans prior to the end of the deferment period. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Student loans totaled $62.9 million and $47.3 million at December 31, 2007 and 2006 and are included in total loans in the consolidated balance sheets.

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

Foreclosed Assets.  Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $5.4 million and $5.5 million at December 31, 2007 and 2006.

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

Insurance Commissions and Fees.  Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2007 or 2006.

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

Prime Benefits, Inc.  On December 1, 2007, the Corporation acquired Prime Benefits, Inc., an independent, Austin-based insurance agency. Prime Benefits, which offered group employee benefits plans, including medical and dental, life, long-term care and disability insurance primarily for businesses, was fully integrated into Frost Insurance Agency. The purchase of Prime Benefits did not significantly impact the Corporation’s financial statements.

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

Texas Community Bancshares, Inc.  On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. (“TCB”), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price includes $31.1 million in cash and approximately $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Cullen/Frost and Frost Bank. As of December 31, 2007, the Corporation had a liability totaling $352 thousand related to TCB shares that have not yet been tendered for payment.

The total purchase prices paid for the acquisitions of TCB, Alamo and Summit were allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below.

	TCB	Alamo	Summit

Cash and cash equivalents	$27,595	$27,281	$110,674
Securities available for sale	15,842	52,499	146,448
Loans, net	64,376	222,867	814,321
Premises and equipment, net	427	10,551	11,585
Core deposit intangible asset	3,355	6,381	20,374
Goodwill	19,359	58,542	278,313
Other assets	4,371	6,441	7,788
Deposits	(101,298)	(280,285)	(973,928)
Other borrowings	—	(11,012)	(39,507)
Other liabilities	(1,932)	(5,280)	(5,932)

	$32,095	$87,985	$370,136

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

Cash and cash equivalents	$33,559
Securities available for sale	26,963
Loans, net	323,099
Premises and equipment, net	9,201
Core deposit intangible asset	4,856
Goodwill	68,310
Other assets	8,677
Deposits	(319,061)
Other borrowings	(44,000)
Other liabilities	(2,352)

$109,252

The core deposit intangible assets acquired in this transaction will be amortized using an accelerated method over a period of 10 years. Additional information related to intangible assets and goodwill is included in Note 7 — Goodwill and Other Intangible Assets.

Note 3 —	Securities Held to Maturity and Securities Available for Sale

Year-end securities held to maturity and available for sale consisted of the following:

	December 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Held to Maturity
U.S. government agencies and corporations	$7,125	$103	$14	$7,214	$9,096	$87	$14	$9,169
Other	1,000	—	—	1,000	1,000	—	11	989

Total	$8,125	$103	$14	$8,214	$10,096	$87	$25	$10,158

Available for Sale
U.S. Treasury	$—	$—	$—	$—	$89,954	$1	$272	$89,683
U.S. government agencies and corporations	2,865,597	9,756	30,042	2,845,311	2,946,212	5,507	49,110	2,902,609
States and political subdivisions	524,745	3,040	3,700	524,085	309,002	2,672	1,298	310,376
Other	37,616	—	—	37,616	28,285	—	—	28,285

Total	$3,427,958	$12,796	$33,742	$3,407,012	$3,373,453	$8,180	$50,680	$3,330,953

Securities with a carrying value totaling $2.2 billion and $2.1 billion at December 31, 2007 and 2006 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007
Held to Maturity
U.S. government agencies and corporations	$2,159	$12	$126	$2	$2,285	$14

Total	$2,159	$12	$126	$2	$2,285	$14

Available for Sale
U.S. government agencies and corporations	$299,546	$720	$1,287,910	$29,322	$1,587,456	$30,042
States and political subdivisions	201,627	3,300	26,471	400	228,098	3,700

Total	$501,173	$4,020	$1,314,381	$29,722	$1,815,554	$33,742

December 31, 2006
Held to Maturity
U.S. government agencies and corporations	$732	$1	$2,869	$13	$3,601	$14
Other	—	—	989	11	989	11

Total	$732	$1	$3,858	$24	$4,590	$25

Available for Sale
U.S. Treasury	$—	$—	$84,708	$272	$84,708	$272
U.S. government agencies and corporations	764,803	3,009	1,593,831	46,101	2,358,634	49,110
States and political subdivisions	61,791	528	34,728	770	96,519	1,298

Total	$826,594	$3,537	$1,713,267	$47,143	$2,539,861	$50,680

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2007, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities at December 31, 2007 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities, collateralized mortgage obligations and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$—	$—	$40,838	$40,841
Due after one year through five years	1,000	1,000	123,535	124,542
Due after five years through ten years	—	—	91,006	91,803
Due after ten years	—	—	303,899	301,482
Mortgage-backed securities and collateralized mortgage obligations	7,125	7,214	2,831,064	2,810,728
Equity securities	—	—	37,616	37,616

Total	$8,125	$8,214	$3,427,958	$3,407,012

Sales of securities available for sale were as follows:

	2007	2006	2005

Proceeds from sales	$64,924	$26,912	$19,812
Gross realized gains	15	117	19
Gross realized losses	—	118	—

Note 4 —	Trading Account Securities

Year-end trading account securities, at estimated fair value, were as follows:

	2007	2006

U.S. Treasury	$11,913	$8,515
States and political subdivisions	—	891

	$11,913	$9,406

The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $2.2 million in 2007, $2.1 million in 2006 and $1.9 million in 2005.

Note 5 —	Loans

Year-end loans consisted of the following:

	2007	2006

Commercial and industrial:
Commercial	$3,472,759	$3,229,570
Leases	184,140	174,075
Asset-based	32,963	33,856

Total commercial and industrial	3,689,862	3,437,501
Real estate:
Construction:
Commercial	560,176	649,140
Consumer	61,595	114,142
Land:
Commercial	397,319	407,055
Consumer	2,996	5,394
Commercial mortgages	1,982,786	1,766,469
1-4 family residential mortgages	98,077	125,294
Home equity and other consumer	587,721	508,574

Total real estate	3,690,670	3,576,068
Consumer:
Indirect	2,031	3,475
Student loans held for sale	62,861	47,335
Other	323,320	310,752
Other	29,891	27,703
Unearned discounts	(29,273)	(29,450)

Total loans	$7,769,362	$7,373,384

Concentrations of Credit.  Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2007 and 2006, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Student loans Held for Sale.  Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

Foreign Loans.  The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2007 or 2006.

Related Party Loans.  In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”) totaling $10.9 million at December 31, 2007 and $9.9 million at December 31, 2006. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. During 2007, total principal additions were $109.9 million and total principal reductions were $108.9 million.

Non-Performing/Past Due Loans.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $24.4 million at December 31, 2007 and $52.2 million at December 31, 2006. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $2.3 million in 2007, $2.9 million in 2006 and $2.4 million in 2005. Accruing loans past due more than 90 days totaled $14.3 million at

December 31, 2007 and $10.9 million at December 31, 2006. There were no restructured loans outstanding during 2007 or 2006.

Impaired Loans.  Year-end impaired loans were as follows:

	2007	2006

Balance of impaired loans with no allocated allowance	$14,986	$5,933
Balance of impaired loans with an allocated allowance	2,166	38,254

Total recorded investment in impaired loans	$17,152	$44,187

Amount of the allowance allocated to impaired loans	$1,556	$8,729

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $30.6 million in 2007, $29.2 million in 2006 and $27.5 million in 2005. No interest income was recognized on these loans subsequent to their classification as impaired.

Loans Acquired Through Transfer.  Approximately $4.7 million of loans acquired in the acquisition of Summit in 2006 had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments receivable would not be collected on these loans. These loans were recorded at their fair value of $3.2 million with no associated allowance for loan losses in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” As of December 31, 2007, the carrying amount of these loans totaled $75 thousand. Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.

Allowance for Possible Loan Losses.  Activity in the allowance for possible loan losses was as follows:

	2007	2006	2005

Balance at the beginning of the year	$96,085	$80,325	$75,810
Provision for possible loan losses	14,660	14,150	10,250
Allowance for possible loan losses acquired	—	12,720	3,186
Net charge-offs:
Losses charged to the allowance	(25,159)	(18,933)	(15,105)
Recoveries of loans previously charged off	6,753	7,823	6,184

Net charge-offs	(18,406)	(11,110)	(8,921)

Balance at the end of the year	$92,339	$96,085	$80,325

Note 6 —	Premises and Equipment

Year-end premises and equipment were as follows:

	2007	2006

Land	$63,867	$61,835
Buildings	163,602	151,203
Furniture and equipment	161,928	152,561
Leasehold improvements	50,540	49,316
Construction in progress	6,242	12,932

	446,179	427,847
Less accumulated depreciation and amortization	(226,564)	(208,314)

Total premises and equipment, net	$219,615	$219,533

Depreciation and amortization of premises and equipment totaled $18.1 million in 2007, $16.3 million in 2006 and $14.4 million in 2005.

Note 7 —	Goodwill and Other Intangible Assets

Goodwill.  Goodwill totaled $526.9 million at December 31, 2007 and $524.1 million at December 31, 2006. During 2006, the Corporation recorded goodwill totaling $355.4 million in connection with the acquisitions of TCB, Alamo and Summit. During 2007, as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed, goodwill recorded in connection with the acquisition of TCB was decreased $767 thousand, goodwill recorded in connection with the acquisition of Alamo was decreased $835 thousand and goodwill recorded in connection with the acquisition of Summit was increased $2.4 million. During 2005, the Corporation recorded goodwill totaling $68.6 million in connection with the acquisition of Horizon. During 2006, this goodwill was reduced $283 thousand as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed. During the second quarter of 2005, the Corporation wrote-off goodwill totaling $2.0 million in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency. See Note 2 — Mergers and Acquisitions.

Other Intangible Assets.  Other intangible assets were as follows:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

December 31, 2007
Core deposits	$59,152	$(31,342)	$27,810
Customer relationships	5,056	(2,527)	2,529
Non-compete agreements	2,554	(1,370)	1,184

	$66,762	$(35,239)	$31,523

December 31, 2006
Core deposits	$66,253	$(30,475)	$35,778
Customer relationships	3,914	(2,026)	1,888
Non-compete agreements	1,793	(979)	814

	$71,960	$(33,480)	$38,480

During 2006, the Corporation recorded core deposit intangibles totaling $30.1 million in connection with the acquisitions of TCB, Alamo and Summit. During the fourth quarter of 2005, the Corporation recorded a core deposit intangible totaling $5.8 million in connection with the acquisition of Horizon. During 2006, the core deposit intangible recorded in connection with the acquisition of Horizon was reduced $905 thousand based upon a final determination of its value. See Note 2 — Mergers and Acquisitions. During 2005, the Corporation wrote-off certain customer relationship intangibles totaling $147 thousand in connection with the settlement of legal claims against certain former employees of Frost Insurance Agency.

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $8.9 million in 2007, $5.6 million in 2006 and $4.9 million in 2005. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2007 is as follows:

2008	$7,857
2009	6,269
2010	4,649
2011	3,882
2012	3,168
Thereafter	5,698

$31,523

Note 8 —	Deposits

Year-end deposits were as follows:

	2007	2006

Non-interest-bearing demand deposits:
Commercial and individual	$3,171,510	$3,384,232
Correspondent banks	350,123	237,463
Public funds	76,270	78,006

Total non-interest-bearing demand deposits	3,597,903	3,699,701
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,722,305	1,470,792
Money market accounts	3,404,472	3,393,961
Time accounts under $100,000	618,719	612,466
Time accounts of $100,000 or more	801,269	791,699
Public funds	385,005	419,290

Total interest-bearing deposits	6,931,770	6,688,208

Total deposits	$10,529,673	$10,387,909

At December 31, 2007 and 2006, interest-bearing public funds deposits included $170.5 million and $127.0 million in savings and interest checking accounts, $107.6 million and $97.8 million in money market accounts, $4.8 million and $6.6 million in time accounts under $100 thousand, and $102.1 million and $187.9 million in time accounts of $100 thousand or more, respectively.

The Corporation had approximately $93.8 million and $64.1 million of non-interest-bearing demand deposits at December 31, 2007 and 2006 that were received under a contractual relationship assumed in connection with the acquisition of Horizon. Deposits from foreign sources, primarily Mexico, totaled $699.5 million and $711.0 million at December 31, 2007 and 2006. Deposits from certain directors, executive officers and their affiliates totaled $59.3 million and $41.9 million at December 31, 2007 and 2006.

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2007 were as follows:

2008	$1,388,885
2009	135,755
2010	1,593
2011	635
2012	—
Thereafter	20

$1,526,888

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2007, were as follows:

Due within 3 months or less	$395,069
Due after 3 months and within 6 months	213,699
Due after 6 months and within 12 months	230,862
Due after 12 months	63,744

$903,374

Note 9 —	Borrowed Funds

Line of Credit.  Cullen/Frost has available a $25 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2007 or 2006.

Federal Home Loan Bank Advances.  Federal Home Loan Bank (FHLB) advances totaled $11.1 million and $36.4 million at December 31, 2007 and 2006. The advances mature at varying dates through 2013 and had a weighted-average rate of 5.24% and 4.38% at December 31, 2007 and 2006. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.

Scheduled minimum future principal payments on Federal Home Loan Bank advances at December 31, 2007 were as follows:

2008	$4,569
2009	16
2010	6,517
2011	19
2012	18
Thereafter	7

$11,146

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase.  Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $20.5 million and $45.5 million at December 31, 2007 and 2006. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $912.6 million and $818.7 million at December 31, 2007 and 2006.

Subordinated Notes Payable.  On February 15, 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes due February 15, 2017. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From and including February 15, 2012, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53%, payable quarterly on each February 15, May 15, August 15 and November 15, commencing May 15, 2012. The notes are subordinated in right of payment to all of the Corporation’s senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $1.1 million at December 31, 2007. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures as further discussed below.

In August 2001, Frost Bank issued $150 million of subordinated notes that mature in 2011 and bear interest at 6.875%, per annum, which is payable semi-annually. The notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both Frost Bank and Cullen/Frost. Proceeds from the sale of the notes were used for general corporate purposes. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $485 thousand and $621 thousand at December 31, 2007 and 2006.

Junior Subordinated Deferrable Interest Debentures.  On February 21, 2007, the Corporation redeemed $103.1 million of 8.42% junior subordinated deferrable interest debentures, Series A due February 1, 2027, held of record by Cullen/Frost Capital Trust I. As a result of the redemption, the Corporation incurred $5.3 million in expense during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs. Concurrently, $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I (“Trust I”) were also redeemed.

At December 31, 2007, the Corporation had $139.2 million of junior subordinated deferrable interest debentures issued to three wholly owned Delaware statutory business trusts, Cullen/Frost Capital Trust II (“Trust II”), Alamo Corporation of Texas Trust I (“Alamo Trust”) and Summit Bancshares Statutory Trust I (“Summit Trust”). At December 31, 2006, outstanding junior subordinated deferrable interest debentures totaled $242.3 million, and included the aforementioned $103.1 million of debentures issued to Trust I that were redeemed in 2007. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.5 million and $1.6 million at December 31, 2007 and 2006. The trusts are considered variable interest entities for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Corporation’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with the currently active capital trusts are presented below.

In February 2004, Trust II issued $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 6.67% and 6.94% at December 31, 2007 and 2006) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

Alamo Trust is a Delaware statutory trust formed in 2002 for the purpose of issuing $3.0 million in trust preferred securities. Alamo Trust was acquired by Cullen/Frost through the acquisition of Alamo on February 28, 2006. The trust preferred securities will mature on January 7, 2033 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after January 7, 2008 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. Alamo Trust also issued $93 thousand of common equity securities to Alamo. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $3.1 million of floating rate (three-month LIBOR plus a margin of 3.30%, which was equal to 8.54% and 8.67% at December 31, 2007 and 2006) junior subordinated deferrable interest debentures issued by Alamo, which have terms substantially similar to the trust preferred securities. On January 7, 2008, the Corporation redeemed the $3.1 million of floating rate junior subordinated deferrable interest debentures held of record by Alamo Trust. Concurrently, the $3.0 million of floating rate trust preferred securities issued by Alamo Trust were also redeemed.

Summit Trust is a Delaware statutory trust formed in 2004 for the purpose of issuing $12.0 million in trust preferred securities. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares on December 8, 2006. The trust preferred securities will mature on July 7, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after July 7, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 7, April 7, July 7 and October 7 of each year. Summit Trust also issued $372 thousand of common equity securities to Summit. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $12.4 million of floating rate (three-month LIBOR plus a margin of 2.65%, which was equal to 7.89% and 8.02% at December 31, 2007 and 2006) junior subordinated deferrable interest debentures issued by Summit, which have terms substantially similar to the trust preferred securities.

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

Despite the fact that the accounts of the capital trusts are not included in the Corporation’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $135 million in trust preferred securities outstanding in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

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

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.8 billion and $4.0 billion at December 31, 2007 and 2006.

Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $235.9 million and $254.8 million at December 31, 2007 and 2006.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At December 31, 2007 and 2006, the Corporation had deferred standby letter of credit fees totaling $1.4 million and $1.2 million, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Credit Card Guarantees.  The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2007 and 2006, the guarantees totaled $11.7 million and $10.4 million, of which amounts, $5.3 million and $5.5 million were fully collateralized.

Securities Lending.  The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.9 billion at December 31, 2007. At December 31, 2007, the Corporation held in trust liquid assets with a fair value of $1.9 billion as collateral for these agreements.

Lease Commitments.  The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $18.2 million in 2007, $16.2 million in 2006 and $13.1 million in 2005. Future minimum lease payments due under non-cancelable operating leases at December 31, 2007 were as follows:

2008	$16,148
2009	13,861
2010	10,826
2011	9,060
2012	6,877
Thereafter	37,485

$94,257

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2007, were $1.3 million.

The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $812 thousand in 2007, $810 thousand in 2006 and $758 thousand in 2005. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

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

	2007	2006	2005

Weighted-average shares outstanding for basic earnings per share	58,951,683	55,467,112	52,480,558
Dilutive effect of stock options and non-vested stock awards	761,380	1,174,438	1,322,798

Weighted-average shares outstanding for diluted earnings per share	59,713,063	56,641,550	53,803,356

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

Stock Repurchase Plans.  The Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the current plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 2.1 million shares at a total cost of $109.4 million during 2007. Under the prior plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. No shares were repurchased during 2006. During 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million. Over the life of this plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million.

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the funded status of the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $135 million of trust preferred securities issued by Trust II, Alamo Trust and Summit Trust (see Note 9 — Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $90 million of the Corporation’s aggregate $150 million of 6.875% subordinated notes payable and a permissible portion of the allowance for possible loan losses. The $100 million of 5.75% fixed-to-floating rate subordinated notes issued during 2007 are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

					Required to be Well
					Capitalized Under
			Minimum Required		Prompt Corrective
	Actual		for Capital Adequacy Purposes		Action Regulations
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,353,125	12.59%	$859,730	8.00%	N/A	N/A
Frost Bank	1,288,306	12.05	855,265	8.00	$1,069,081	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,070,786	9.96	429,865	4.00	N/A	N/A
Frost Bank	1,105,967	10.35	427,632	4.00	641,449	6.00
Leverage Ratio
Cullen/Frost	1,070,786	8.37	511,636	4.00	N/A	N/A
Frost Bank	1,105,967	8.65	511,164	4.00	638,955	5.00
December 31, 2006
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,332,744	13.43%	$793,889	8.00%	N/A	N/A
Frost Bank	1,234,583	12.45	793,555	8.00	$991,944	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,116,659	11.25	396,944	4.00	N/A	N/A
Frost Bank	1,018,498	10.27	396,778	4.00	595,166	6.00
Leverage Ratio
Cullen/Frost	1,116,659	9.56	467,275	4.00	N/A	N/A
Frost Bank	1,018,498	8.73	466,835	4.00	583,543	5.00

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

Dividend Restrictions.  In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2007, Frost Bank could pay dividends of up to $189.2 million to Cullen/Frost without prior regulatory approval and without adversely affecting its “well capitalized” status.

Note 13 —	Employee Benefit Plans

Retirement Plans

Profit Sharing Plans.  The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation based upon the fiscal year profitability. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. Expense related to this plan totaled $10.8 million in 2007, $8.7 million in 2006 and $8.8 million in 2005.

The Corporation maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan totaled $725 thousand in 2007, $393 thousand in 2006 and $439 thousand in 2005.

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

The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2007	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$129,863	$126,766	$114,630
Interest cost	7,476	7,180	6,766
Actuarial (gain) loss	(11,842)	(134)	9,189
Benefits paid	(4,229)	(3,949)	(3,819)

Benefit obligation at end of year	121,268	129,863	126,766
Change in plan assets:
Fair value of plan assets at beginning of year	91,736	83,204	77,143
Actual return on plan assets	10,475	8,023	4,440
Employer contributions	4,483	4,458	5,440
Benefits paid	(4,229)	(3,949)	(3,819)

Fair value of plan assets at end of year	102,465	91,736	83,204

Funded status of the plan at end of year	18,803	38,127	43,562
Unrecognized net actuarial loss	—	—	(44,560)

Accrued benefit (asset) liability recognized	$18,803	$38,127	$(998)

Accumulated benefit obligation at end of year	$121,268	$129,863	$126,766

Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan
	2007	2006	2007	2006

Projected benefit obligation	$107,706	$115,187	$13,562	$14,676
Accumulated benefit obligation	107,706	115,187	13,562	14,676
Fair value of plan assets	102,465	91,736	—	—

The components of the combined net periodic benefit cost for the Corporation’s defined benefit pension plans were as follows:

	2007	2006	2005

Expected return on plan assets, net of expenses	$(8,187)	$(7,454)	$(7,008)
Interest cost on projected benefit obligation	7,476	7,180	6,766
Net amortization and deferral	2,655	2,997	2,146

Net periodic benefit cost	$1,944	$2,723	$1,904

Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2007	2006	2005

Net actuarial gain (loss)	$16,785	$3,701	$(9,613)
Deferred tax (expense) benefit	(5,875)	(1,295)	3,365

Other comprehensive income (loss), net of tax	$10,910	$2,406	$(6,248)

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $1.2 million of the net actuarial loss reported in the following table as of December 31, 2007 as a component of net periodic benefit cost during 2008.

	2007	2006

Net actuarial loss	$(24,074)	$(40,859)
Deferred tax benefit	8,426	14,301

Amounts included in accumulated other comprehensive loss, net of tax	$(15,648)	$(26,558)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2007	2006	2005

Benefit obligations:
Discount rate	6.50%	5.85%	5.75%
Net periodic benefit cost:
Discount rate	5.85%	5.75%	6.00%
Expected return on plan assets	8.75	8.75	8.75

The asset allocation of the Corporation’s Retirement Plan as of year-end is presented in the following table. The Corporation’s Restoration Plan is unfunded.

	2007	2006

Equity securities	73.7%	73.7%
Debt securities (fixed income)	21.5	20.8
Cash and cash equivalents	4.8	5.5

Total	100.0%	100.0%

Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2007, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset mix of approximately 70% invested in equity securities, approximately 30% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.75% in the determination of the net periodic benefit cost for 2007. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

The Corporation’s investment strategies prohibit selling assets short and the use of derivatives. Additionally, the Corporation’s defined benefit plans do not directly invest in real estate, commodities, or private investments. The plans may lend certain plan securities to creditworthy brokers. The brokers must provide collateral equal to or in excess of 102% of the fair value of the securities borrowed.

As of December 31, 2007, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2008	$4,398
2009	5,461
2010	5,820
2011	7,603
2012	6,609
2013 through 2017	39,019

$68,910

The Corporation expects to contribute $5.2 million to the defined benefit plans during 2008.

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

Post-Retirement Healthcare Benefits.  The Corporation provides post-retirement healthcare benefits to certain former employees. The related unfunded benefit obligations totaled $574 thousand and $973 thousand at December 31, 2007 and 2006 and are reported as a component of accrued interest payable and other liabilities in the Corporation’s consolidated balance sheets at such dates. The net periodic benefit cost was a net benefit of $103 thousand in 2007 and a net cost of $420 thousand in 2006 and $394 thousand in 2005. The Corporation’s share of benefits paid under the plan totaled $652 thousand in 2007 and $1.2 million in 2006. The discount rates used to determine the benefit obligations were 5.50% and 5.85% at December 31, 2007 and 2006. The discount rates used to determine the net periodic benefit cost was 5.85% for 2007, 5.75% for 2006 and 6.00% for 2005. The assumed health care cost trend rate for 2008 is 9.00%; however, the ultimate trend rate is expected to be 5.00%, which is expected to be achieved by 2010. The estimated effect of a one percent increase or a one percent decrease in the assumed healthcare cost trend rate would not significantly impact the service cost and interest cost components of the net periodic benefit cost or the accumulated post-retirement benefit obligation. The Corporation’s contributions related to post-retirement health care benefits are expected to be $127 thousand in 2008. Future benefit payments are expected to be less than $150 thousand in 2008 with a diminishing annual amount through 2017.

Amounts related to the Corporation’s post-retirement healthcare benefit plan recognized in other comprehensive income totaled $183 thousand, or $119 thousand net of tax expense of $64 thousand, during 2007 and $661 thousand, or $429 thousand net of tax expense of $232 thousand, during 2006. No amounts related to the Corporation’s post-retirement healthcare benefit plan were recognized in other comprehensive income during 2005. Amounts related to the Corporation’s post-retirement healthcare benefit plan included in accumulated other comprehensive income at December 31, 2007 totaled $548 thousand, ($844 thousand net of tax of $296 thousand), of which amount, the Corporation expects to recognize approximately $145 thousand as a component of net periodic benefit cost during 2008.

Savings Plans

401(k) Plan and Thrift Incentive Plan.  The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $8.7 million in 2007, $7.7 million in 2006 and $6.3 million in 2005. The Corporation’s matching contribution is initially invested in Cullen/Frost common stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan totaled $98 thousand in 2007, $72 thousand in 2006 and $63 thousand in 2005.

Stock Compensation Plans

The Corporation has three active executive stock plans (the 1992 Stock Plan, the 2001 Stock Plan and the 2005 Omnibus Incentive Plan) and two active outside director stock plans (the 1997 Director Stock Plan and the 2007 Outside Directors Incentive Plan). The executive stock plans were established to help the Corporation retain and motivate key employees, while the outside director stock plans were established as a means to compensate outside directors for their service to the Corporation. All of the plans have been approved by the Corporation’s shareholders. The Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.

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

During 2007, the 2007 Outside Directors Incentive Plan (the “2007 Directors Plan”) was established to replace the 1997 Director Stock Plan (the “1997 Directors Plan”). The 2007 Directors Plan allows the Corporation to grant nonqualified stock options, stock awards and stock award units to outside directors. Subject to the terms of the plan, stock options, stock awards and/or stock award units may be awarded in such number, and upon such terms, and at any time and from time to time as determined by the Committee.

Options awarded under the 2007 and 1997 Directors Plans during the periods presented have a six-year life with immediate vesting. Options awarded prior to 2001 under the 1997 Directors Plan have a ten-year life with immediate vesting. Options related to other plans awarded since 1999 have a six-year life with a three-year-cliff vesting period. Options awarded in 1998 have a ten-year life with a three-year-cliff vesting period. In general, options awarded prior to 1998 have a ten-year life with a five-year vesting period. Beginning in October 2005, options awarded under the 2005 Plan have a ten-year life and vest in equal annual installments over a four-year period. Non-vested stock awards are generally awarded with a four-year cliff vesting period.

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

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

		Non-Vested Stock
		Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant-Date	Number of	Exercise
	for Grant	Shares	Fair Value	Shares	Price

Balance, January 1, 2005	1,159,773	196,980	$39.73	6,043,950	$30.29
Shares authorized — 2005 Plan	4,000,000	—	—	—	—
Granted	(906,100)	52,100	50.01	854,000	49.68
Stock options exercised	—	—	—	(1,419,500)	23.03
Stock awards vested	—	(2,223)	33.25	—	—
Forfeited	84,005	(305)	35.95	(83,700)	27.10
Canceled	(1,131,278)	—	—	—	—

Balance, December 31, 2005	3,206,400	246,552	41.97	5,394,750	34.61
Granted	(889,400)	52,100	57.88	837,300	57.68
Stock options exercised	—	—	—	(1,572,230)	27.16
Stock awards vested	—	(61,546)	33.46	—	—
Forfeited	115,931	(1,306)	38.30	(114,625)	47.51
Canceled	(46,906)	—	—	—	—

Balance, December 31, 2006	2,386,025	235,800	47.72	4,545,195	41.19
Shares authorized — 2007 Directors Plan	500,000	—	—	—	—
Granted	(990,900)	61,800	48.85	929,100	48.96
Stock options exercised	—	—	—	(876,844)	26.91
Stock awards vested	—	(64,500)	38.12	—	—
Forfeited	71,175	—	—	(71,175)	48.32
Canceled	(70,150)	—	—	—	—

Balance, December 31, 2007	1,896,150	233,100	50.68	4,526,276	45.44

Other information regarding options outstanding and exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
			Weighted-
			Average		Weighted-
		Weighted-	Remaining		Average
Range of	Number	Average	Contractual	Number of	Exercise
Exercise Prices	of Shares	Exercise Price	Life in Years	Shares	Price

$20.00 - $25.00	296,800	$24.16	0.73	296,800	$24.16
25.01 - 30.00	129,500	26.88	0.82	129,500	26.88
30.01 - 35.00	361,051	32.94	1.09	361,051	32.94
35.01 - 40.00	581,475	38.05	1.64	581,475	38.05
40.01 - 45.00	35,000	42.76	2.52	34,500	42.74
45.01 - 50.00	1,573,700	48.20	6.82	663,600	47.33
50.01 - 55.00	751,250	50.12	7.58	402,350	50.16
55.01 - 60.00	797,500	57.68	8.72	214,375	57.63

Total	4,526,276	45.44	5.55	2,683,651	41.02

Proceeds from stock option exercises totaled $23.6 million in 2007, $42.7 million in 2006 and $35.8 million in 2005. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During 2007, 397,718 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 479,126 shares were issued from available treasury stock. During 2006, 1,006,494 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 565,736 shares were issued from available treasury stock. During the 2005, all shares issued in connection with stock option exercises and non-vested stock awards were issued from available treasury stock.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $29.3 million and $27.4 million at December 31, 2007. The total intrinsic value of stock options exercised was $22.1 million in 2007, $45.6 million in 2006 and $32.5 million in 2005. The total fair value of share awards vested was $3.3 million during 2007, $3.3 million in 2006 and $114 thousand in 2005.

Stock-based Compensation Expense.  Stock-based compensation expense totaled $9.7 million in 2007, $9.2 million in 2006 and $2.0 million in 2005. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $3.4 million in 2007, $3.2 million in 2006 and $695 thousand in 2005. Unrecognized stock-based compensation expense related to stock options totaled $18.5 million at December 31, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.9 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $6.8 million at December 31, 2007. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.3 years.

Valuation of Stock-Based Compensation.  The fair value of the Corporation’s employee stock options granted is estimated on the measurement date, which, for the Corporation, is the date of grant. Prior to the fourth quarter of 2006, the fair value of stock options was estimated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted was $12.69 for options granted prior to the fourth quarter of 2006 and $11.09 for 2005. The Corporation estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted prior to the fourth quarter of 2006 are detailed in the table below:

	2006	2005

Risk-free interest rate	4.93%	4.20%
Dividend yield	2.49%	2.53%
Expected market price volatility	23.0%	23.0%
Expected term	5.1 Years	6.1 Years

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

The weighted-average fair value of stock options granted during 2007 and the fourth quarter of 2006, estimated using a binomial lattice-based valuation model, was $10.10 and $11.97. The assumptions used to determine the fair value of options granted during 2007 and the fourth quarter of 2006 are detailed in the table below.

	2007	2006

Risk-free interest rate	3.70% to 5.24%	0.43% to 11.84%
Weighted-average risk-free interest rate	4.53%	4.71%
Dividend yield	2.51%	2.50%
Expected market price volatility	17.68% to 26.22%	15.30% to 27.90%
Weighted-average expected market price volatility	24.61%	25.70%
Expected term	5.2 to 6.9 Years	5.2 to 7.0 Years
Weighted-average expected term	5.6 Years	5.6 Years

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

Pro Forma Net Income and Earnings Per Common Share.  The following pro forma information presents net income and earnings per share for 2005 as if the fair value method of SFAS 123 had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and stock awards is amortized to expense over the related vesting periods.

2005

Net income, as reported	$165,423
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,291
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,296)

Pro forma net income	$161,418

Earnings per common share:
Basic — as reported	$3.15
Basic — pro forma	3.08
Diluted — as reported	3.07
Diluted — pro forma	3.00

Note 14 —	Other Non-Interest Income and Expense

Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2007	2006	2005

Other non-interest income:
Check card income	$12,747	$12,095	$9,401
Other	40,987	31,733	32,999

Total	$53,734	$43,828	$42,400

Other non-interest expense:
Legal and other professional fees	$17,744	$17,180	$12,102
Advertising, promotions and public relations	13,694	11,109	11,293
Stationery, printing and supplies	7,702	7,195	6,143
Outside computer services	4,454	4,030	10,310
Other	81,270	67,208	59,645

Total	$124,864	$106,722	$99,493

Note 15 —	Income Taxes

Income tax expense was as follows:

	2007	2006	2005

Current income tax expense	$96,934	$93,082	$78,410
Deferred income tax expense (benefit)	857	(1,266)	555

Income tax expense	$97,791	$91,816	$78,965

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2007	2006	2005

Income tax expense computed at the statutory rate	$108,452	$99,892	$85,536
Effect of tax-exempt interest	(10,040)	(6,482)	(4,986)
Bank owned life insurance income	(1,571)	(1,443)	(1,377)
Other	950	(151)	(208)

Income tax expense, as reported	$97,791	$91,816	$78,965

Year-end deferred taxes were as follows:

	2007	2006

Deferred tax assets:
Allowance for possible loan losses	$31,834	$32,339
Net unfunded liability for defined benefit post-retirement benefit plans	8,131	14,069
Stock-based compensation	6,354	3,927
Gain on sale of assets	2,804	2,899
Non-accrual loans	1,391	1,127
Non-compete agreements	1,272	1,318
Building modification reserve	1,268	1,268
Reserve for medical insurance	989	2,436
Net unrealized loss on securities available for sale and effective cash flow hedging derivatives	—	15,488
Other	2,932	3,688

Total gross deferred tax assets	56,975	78,559
Deferred tax liabilities:
Intangible assets	(12,571)	(14,018)
Defined benefit post-retirement benefit plans	(3,455)	(2,143)
Deferred loan origination costs	(1,826)	(676)
Premises and equipment	(1,810)	(2,964)
Leases	(1,737)	(878)
Prepaid expenses	(1,157)	(1,227)
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(4,156)	—
Other	(2,334)	(2,284)

Total gross deferred tax liabilities	(29,046)	(24,190)

Net deferred tax asset	$27,929	$54,369

No valuation allowance for deferred tax assets was recorded at December 31, 2007 and 2006 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Corporation’s financial statements.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004. During the third quarter of 2007, the Internal Revenue Service (“IRS”) completed an examination of the Corporation’s U.S. income tax returns for 2004 and 2005. The adjustments resulting from the examination did not have a significant impact on the Corporation’s financial statements.

Note 16 —	Other Comprehensive Income

Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to net other comprehensive income (loss) is as follows:

	2007	2006	2005

Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain/loss during the period	$21,569	$(9,888)	$(50,951)
Reclassification adjustment for (gains) losses included in income	(15)	1	(19)
Change in funded status of defined benefit post-retirement benefit plans	16,968	4,362	(9,613)
Change in accumulated gain/loss on effective cash flow hedging derivatives	34,571	(1,322)	(430)

	73,093	(6,847)	(61,013)
Deferred tax (benefit) expense	25,583	(2,397)	(21,355)

Net other comprehensive income (loss)	$47,510	$(4,450)	$(39,658)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2007	2006

Net unfunded liability for defined benefit post-retirement benefit plans	$(15,100)	$(26,129)
Net unrealized gain (loss) on securities available for sale	(13,615)	(27,625)
Accumulated gain (loss) on effective cash flow hedging derivatives	21,333	(1,138)

	$(7,382)	$(54,892)

Note 17 —	Derivative Financial Instruments

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

During the fourth quarter of 2007, the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on

October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. The desired constant yield is 7.559% in the case of the first contract (underlying loan pool totaling $650.0 million carrying an interest rate equal to Prime), 8.059% in the case of the second (underlying loan pool totaling $230.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points) and 8.559% in the case of the third contract (underlying loan pool totaling $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points). The Corporation expects to maintain pools of such loans having the aforementioned total principal balances over the entire 84-month term of the swaps. Under the swaps, the Corporation will receive a fixed interest rate of 7.559% and pay a variable interest rate equal to the daily Federal Reserve Statistical Release H-15 Prime Rate (“Prime”), with monthly settlements. The interest rate swaps were entered into at current market rates on the transaction date. Accordingly, no premium was paid or received in connection with the swaps.

In conjunction with entering into the aforementioned interest rate swap contracts, the Corporation terminated its three interest rate floor contracts, which had a total notional amount of $1.3 billion. These interest rate floor contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts (over a 36-month period) on a rolling portfolio of $1.3 billion of variable-rate loans from the risk of a decrease in those cash flows to a level such that the yield on the underlying loans would be less than a range of 6.00% to 7.00%, depending upon the applicable floor contract. These floor contracts would have otherwise expired on December 15, 2008. As of the date of termination, the accumulated after-tax loss applicable to these floor contracts included in accumulated other comprehensive income totaled $740 thousand. This amount will be reclassified into earnings during the future periods when the formerly hedged transactions would have impacted earnings.

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

	2007		2006
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$180,908	$(5,600)	$15,337	$182
Interest rate derivatives designated as hedges of cash flows:
Interest rate floors on variable-rate loans	—	—	1,300,000	366
Interest rate swaps on variable-rate loans	1,200,000	33,857	—	—
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	328,226	12,928	200,910	3,320
Commercial loan/lease interest rate swaps	328,226	(12,928)	200,910	(3,320)
Commercial loan/lease interest rate caps	—	—	17,500	5
Commercial loan/lease interest rate caps	—	—	17,500	(5)
Commercial loan/lease interest rate floors	—	—	17,500	8
Commercial loan/lease interest rate floors	—	—	17,500	(8)

The weighted-average receive and pay interest rates for interest rate swaps and the weighted-average strike rates for interest rate caps and floors outstanding at December 31, 2007 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate
	Paid	Received

Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.78%	4.88%
Cash flow hedge interest rate swaps on variable-rate loans	7.25	7.56
Non-hedging interest rate swaps	5.18	5.18

Interest rate contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee.

The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases collateral may be required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial. The Corporation’s credit exposure, net of any collateral pledged, relating to interest rate swaps was approximately $29.1 million at December 31, 2007. This credit exposure includes approximately $16.2 million related to upstream financial institution counterparties and $12.9 million related to bank customers. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax gain related to derivatives included in accumulated other comprehensive income totaled $21.3 million at December 31, 2007.

During the first quarter of 2006, the Corporation terminated certain interest rate swaps with a total notional amount of $334.6 million. The swaps were designated as hedging instruments in fair value hedges of certain fixed-rate commercial loans. The cumulative basis adjustment to fair value resulting from the designation of these loans as hedged items totaled $4.4 million upon termination of the swaps. This cumulative basis adjustment is being treated similar to a premium and amortized as an offset to interest income over the expected remaining life of the underlying loans using the effective yield method.

Commodity Derivatives.  The Corporation enters into commodity swaps and option contracts to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices.

The notional amounts and estimated fair values of commodity derivative positions outstanding at December 31, 2007 and December 31, 2006 are presented in the following table. The estimated fair values are based on quoted market prices.

		December 31, 2007		December 31, 2006
	Notional	Notional	Estimated	Notional	Estimated
	Units	Amount	Fair Value	Amount	Fair Value

Commodity swaps:
Oil	Barrels	355	$7,997	27	$36
Oil	Barrels	355	(7,909)	27	(29)
Natural gas	MMBTUs	1,510	820	600	952
Natural gas	MMBTUs	1,510	(786)	600	(953)
Commodity options:
Oil	Barrels	383	3,335	566	1,837
Oil	Barrels	383	(3,334)	566	(1,835)
Natural gas	MMBTUs	—	—	1,440	1,006
Natural gas	MMBTUs	—	—	1,440	(1,006)

Foreign Currency Derivatives.  The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2007 and 2006.

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

Derivatives.  The estimated fair value of the variable rate loan interest rate swaps, foreign currency contracts and commodity swaps/options are based on a quoted market price. Internal present value models are used to estimate the fair values of the other interest rate swaps, caps and floors.

Deposits.  The estimated fair value approximates carrying value for demand deposits. The fair value of fixed-rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities.

Borrowings.  The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments.

Junior Subordinated Deferrable Interest Debentures.  The estimated fair value approximates carrying value for variable-rate junior subordinated deferrable interest debentures that reprice quarterly.

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

The year-end estimated fair values of financial instruments were as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$1,196,512	$1,196,512	$1,444,585	$1,444,585
Securities	3,427,050	3,427,139	3,350,455	3,350,517
Loans	7,769,362	7,810,533	7,373,384	7,364,545
Allowance for loan losses	(92,339)	—	(96,085)	—

Net loans	7,677,023	7,810,533	7,277,299	7,364,545
Cash surrender value of life insurance policies	116,231	116,231	111,742	111,742
Commercial loan/lease interest rate swaps designated as hedges of fair value	—	—	182	182
Interest rate swaps on variable rate loans designated as hedges of cash flows	33,857	33,857	—	—
Interest rate floors on variable-rate loans designated as hedges of cash flows	—	—	366	366
Non-hedging commercial loan/lease interest rate swaps, caps and floors	12,928	12,928	3,333	3,333
Commodity and foreign exchange derivatives	12,152	12,152	3,831	3,831
Accrued interest receivable	66,045	66,045	63,824	63,824

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial liabilities:
Deposits	10,529,673	10,533,646	10,387,909	10,389,906
Federal funds purchased and repurchase agreements	933,072	933,072	864,190	864,190
Junior subordinated deferrable interest debentures	139,177	139,177	242,270	246,708
Subordinated notes payable and other borrowings	261,146	265,257	186,366	195,319
Commercial loan/lease interest rate swaps designated as hedges of fair value	5,600	5,600	—	—
Non-hedging commercial loan/lease interest rate swaps, caps and floors	12,928	12,928	3,333	3,333
Commodity and foreign exchange derivatives	12,029	12,029	3,823	3,823
Accrued interest payable	36,244	36,244	30,170	30,170

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

The Corporation is managed under a matrix organizational structure whereby significant lines of business, including Banking and the Financial Management Group (“FMG”), overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley, San Antonio and Statewide. The Corporation is primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.

The Corporation has two primary operating segments, Banking and FMG, that are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Insurance Agency and Frost Securities, Inc. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. Frost Securities, Inc. provides advisory and private equity services to middle market companies. The FMG operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. The third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of the Corporation’s banking and non-banking subsidiaries and the issuance of debt. Its principal source of revenue is dividends from its subsidiaries.

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

Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	FMG		Non-Banks	Consolidated

2007
Net interest income (expense)	$511,773	$23,378		$(16,414)	$518,737
Provision for possible loan losses	14,733	(73)		—	14,660
Non-interest income	177,245	90,316		670	268,231
Non-interest expense	380,847	71,740		9,859	462,446

Income (loss) before income taxes	293,438	42,027		(25,603)	309,862
Income tax expense (benefit)	93,051	14,710		(9,970)	97,791

Net income (loss)	$200,387	$27,317		$(15,633)	$212,071

Revenues from (expenses to) external customers	$689,018	$113,694		$(15,744)	$786,968

Average assets (in millions)	$13,004	$26	(1)	$12	$13,042

2006
Net interest income (expense)	$464,032	$22,519		$(17,388)	$469,163
Provision for possible loan losses	14,147	3		—	14,150
Non-interest income	161,079	78,401		1,267	240,747
Non-interest expense	340,224	66,056		4,073	410,353

Income (loss) before income taxes	270,740	34,861		(20,194)	285,407
Income tax expense (benefit)	86,599	12,209		(6,992)	91,816

Net income (loss)	$184,141	$22,652		$(13,202)	$193,591

Revenues from (expenses to) external customers	$625,111	$100,920		$(16,121)	$709,910

Average assets (in millions)	$11,522	$44	(1)	$15	$11,581

2005
Net interest income (expense)	$392,189	$13,962		$(14,885)	$391,266
Provision for possible loan losses	10,177	73		—	10,250
Non-interest income	158,474	70,700		1,205	230,379
Non-interest expense	304,965	58,948		3,094	367,007

Income (loss) before income taxes	235,521	25,641		(16,774)	244,388
Income tax expense (benefit)	76,344	8,975		(6,354)	78,965

Net income (loss)	$159,177	$16,666		$(10,420)	$165,423

Revenues from (expenses to) external customers	$550,663	$84,662		$(13,680)	$621,645

Average assets (in millions)	$10,080	$47	(1)	$16	$10,143

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $24.8 billion, $23.2 billion and $18.1 billion, at December 31, 2007, 2006 and 2005.

Note 20 —	Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Statements of Income

	Year Ended December 31,
	2007	2006	2005

Income:
Dividend income	$141,114	$101,173	$186,294
Interest and other income	2,123	4,195	2,422

Total income	143,237	105,368	188,716
Expenses:
Interest expense	16,426	17,402	14,908
Salaries and employee benefits	1,174	1,798	1,089
Other	9,776	3,523	2,757

Total expenses	27,376	22,723	18,754

Income before income taxes and equity in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	115,861	82,645	169,962
Income tax benefit	10,425	7,626	6,843
Equity in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	85,785	103,320	(11,382)

Net income	$212,071	$193,591	$165,423

Condensed Balance Sheets

	December 31,
	2007	2006

Assets:
Cash	$5,031	$103,654
Resell agreements	55,730	500

Total cash and cash equivalents	60,761	104,154
Investment in subsidiaries	1,655,476	1,524,393
Other assets	5,947	5,139

Total assets	$1,722,184	$1,633,686

Liabilities:
Junior subordinated deferrable interest debentures	$139,177	$242,270
Subordinated notes payable	100,000	—
Accrued interest payable and other liabilities	5,919	14,533

Total liabilities	245,096	256,803
Shareholders’ Equity	1,477,088	1,376,883

Total liabilities and shareholders’ equity	$1,722,184	$1,633,686

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

Operating Activities:
Net income	$212,071	$193,591	$165,423
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) distributions in excess of earnings of subsidiaries	(85,785)	(103,320)	11,382
Stock-based compensation	247	253	—
Tax benefits from stock-based compensation	—	—	11,371
Excess tax benefits from stock-based compensation	(7,969)	(15,625)	—
Net change in other assets and other liabilities	1,651	23,697	(5,889)

Net cash from operating activities	120,215	98,596	182,287
Investing Activities:
Net cash paid in acquisitions	(1,903)	(100,074)	(13,297)
Redemption of capital — Cullen/Frost Capital Trust I	3,093	—	—
Capital contributions to subsidiaries	(250)	(164,760)	(33,623)

Net cash from investing activities	940	(264,834)	(46,920)
Financing Activities:
Proceeds from notes payable	98,799	—	—
Redemption of junior subordinated deferrable interest debentures	(103,093)	—	—
Proceeds from stock option exercises	23,600	42,703	35,805
Proceeds from stock-based compensation activities of subsidiaries	9,403	8,987	1,986
Excess tax benefits from stock-based compensation	7,969	15,625	—
Purchase of treasury stock	(110,406)	(4,666)	(14,972)
Cash dividends paid	(90,820)	(73,400)	(61,499)

Net cash from financing activities	(164,548)	(10,751)	(38,680)

Net change in cash and cash equivalents	(43,393)	(176,989)	96,687
Cash and cash equivalents at beginning of year	104,154	281,143	184,456

Cash and cash equivalents at end of year	$60,761	$104,154	$281,143

Note 21 — New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Corporation adopted the provisions of SFAS 123R on January 1, 2006. The impact of SFAS 123R on the Corporation’s financial statements is discussed in Note 13 — Employee Benefit Plans.

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Corporation’s accounting for business combinations closing on or after January 1, 2009.

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

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 on January 1, 2007 did not significantly impact the Corporation’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Corporation’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Corporation was required to recognize the funded status of its defined benefit post-retirement benefit plans in its financial statements for the year ended December 31, 2006. The Corporation had previously recognized the funded status of its Retirement and Restoration plans in prior financial statements. The effect of recognizing the funded status of other defined benefit post-retirement benefit plans was not significant. See Note 13 - Employee Benefit Plans for additional information related to these plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Corporation’s financial statements beginning with the year ended after December 31, 2008. The Corporation currently uses December 31 as the measurement date for its defined benefit post-retirement benefit plans.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on January 1, 2007 did not significantly impact on the Corporation’s financial statements.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Corporation’s financial statements.

Emerging Issues Task Force Issues

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Corporation expects to adopt EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment is not expected to be significant.

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

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Corporation after November 15, 2006.

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Corporation’s financial statements.

Cullen/Frost Bankers, Inc.
Consolidated Average Balance Sheets
(Dollars in thousands — tax-equivalent basis)

The following unaudited schedule is presented for additional information and analysis

	Year Ended December 31,
	2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$7,454	$396	5.31%	$4,000	$251	6.28%
Federal funds sold and resell agreements	579,964	29,895	5.15	718,950	36,550	5.08
Securities:
Tax-exempt	412,083	26,520	6.41	275,419	17,685	6.46
Taxable	2,876,235	148,467	5.08	2,680,706	133,184	4.85

Total securities	3,288,318	174,987	5.24	2,956,125	150,869	5.00
Loans, net of unearned discount	7,464,140	579,027	7.76	6,523,906	506,264	7.76

Total earning assets and average rate earned	11,339,876	784,305	6.89	10,202,981	693,934	6.76
Cash and due from banks	626,253			615,609
Allowance for possible loan losses	(95,226)			(85,038)
Premises and equipment, net	219,873			200,008
Accrued interest receivable and other assets	950,906			647,693

Total assets	$13,041,682			$11,581,253

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,224,741			$3,005,811
Correspondent banks	248,591			277,332
Public funds	50,800			51,137

Total non-interest-bearing demand deposits	3,524,132			3,334,280
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,401,437	6,555	0.47	1,283,830	4,579	0.36
Money market deposit accounts	3,494,704	107,486	3.08	3,022,866	92,075	3.05
Time accounts	1,382,707	60,264	4.36	1,122,979	42,806	3.81
Public funds	409,661	15,932	3.89	420,441	15,630	3.72

Total interest-bearing deposits	6,688,509	190,237	2.84	5,850,116	155,090	2.65

Total deposits	10,212,641			9,184,396
Federal funds purchased and repurchase agreements	867,152	31,951	3.68	764,173	31,167	4.08
Junior subordinated deferrable interest debentures	153,582	11,283	7.35	230,178	17,402	7.56
Subordinated notes payable and other notes	237,671	15,591	6.56	150,000	9,991	6.66
Federal Home Loan Bank advances	22,447	1,048	4.67	25,574	1,146	4.48

Total interest-bearing liabilities and average rate paid	7,969,361	250,110	3.14	7,020,041	214,796	3.06

Accrued interest payable and other liabilities	153,167			153,333

Total liabilities	11,646,660			10,507,654
Shareholders’ equity	1,395,022			1,073,599

Total liabilities and shareholder’s equity	$13,041,682			$11,581,253

Net interest income		$534,195			$479,138

Net interest spread			3.75%			3.70%

Net interest income to total average earning assets			4.69%			4.67%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2005			2004			2003			2002
	Interest			Interest			Interest			Interest
Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

$5,644	$150	2.66%	$6,175	$63	1.02%	$8,869	$104	1.17%	$14,220	$199	1.40%
521,674	18,147	3.48	564,286	8,834	1.57	825,452	9,601	1.16	244,790	3,991	1.63

260,207	16,521	6.48	219,674	14,138	6.68	200,844	13,184	6.56	181,928	12,697	6.98
2,586,904	121,377	4.68	2,739,001	125,999	4.63	2,478,427	117,342	4.73	1,983,502	112,079	5.65

2,847,111	137,898	4.84	2,958,675	140,137	4.77	2,679,271	130,526	4.87	2,165,430	124,776	5.76
5,594,477	361,304	6.46	4,823,198	250,174	5.19	4,497,489	233,902	5.20	4,536,999	265,931	5.86

8,968,906	517,499	5.77	8,352,334	399,208	4.79	8,011,081	374,133	4.67	6,961,439	394,897	5.67
604,625			746,257			1,046,690			893,995
(77,551)			(81,232)			(83,616)			(79,394)
175,829			168,714			168,705			161,941
471,436			432,776			440,969			415,164

$10,143,245			$9,618,849			$9,583,829			$8,353,145

$2,639,071			$2,395,663			$2,133,906			$1,942,228
323,712			469,635			848,737			553,318
45,967			49,222			55,081			44,886

3,008,750			2,914,520			3,037,724			2,540,432

1,206,055	3,009	0.25	1,171,883	1,090	0.09	1,052,637	916	0.09	1,003,713	1,800	0.18
2,646,975	48,158	1.82	2,444,734	24,508	1.00	2,153,489	20,601	0.96	1,857,130	23,860	1.28
894,459	20,499	2.29	865,176	10,173	1.18	1,001,581	12,793	1.28	1,155,746	24,767	2.14
376,547	7,268	1.93	370,373	3,379	0.91	331,915	3,096	0.93	337,289	4,956	1.47

5,124,036	78,934	1.54	4,852,166	39,150	0.81	4,539,622	37,406	0.82	4,353,878	55,383	1.27

8,132,786			7,766,686			7,577,346			6,894,310
605,965	16,632	2.74	564,489	5,775	1.02	854,517	4,059	0.48	400,511	5,359	1.34
226,805	14,908	6.57	212,271	12,144	5.72	103,093	8,735	8.47	103,093	8,735	8.47
150,000	7,626	5.08	150,000	4,974	3.32	150,399	4,645	3.09	152,062	5,902	3.88
10,807	461	4.27	1,115	63	5.65	10,936	343	3.14	19,981	746	3.73

6,117,613	118,561	1.94	5,780,041	62,106	1.07	5,658,567	55,188	0.98	5,029,525	76,125	1.51

136,242			135,215			153,544			131,915

9,262,605			8,829,776			8,849,835			7,701,872
880,640			789,073			733,994			651,273

$10,143,245			$9,618,849			$9,583,829			$8,353,145

	$398,938			$337,102			$318,945			$318,772

		3.83%			3.72%			3.69%			4.16%

		4.45%			4.05%			3.98%			4.58%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2007, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Cullen/Frost Bankers, Inc.

We have audited Cullen/Frost Bankers, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cullen/Frost Bankers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity, and the cash flows for each of the three years in the period ended December 31, 2007 of Cullen/Frost Bankers, Inc. and our report dated February 1, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Antonio, Texas
February 1, 2008

ITEM 9B.	OTHER INFORMATION

On February 1, 2008, Cullen/Frost’s board of directors approved amendments to Cullen/Frost’s bylaws (i) to provide for the phased declassification of the board of directors of Cullen/Frost, commencing with the 2009 annual meeting of shareholders, and (ii) to expressly provide for the issuance of uncertificated shares, in response to a New York Stock Exchange requirement that all listed securities be eligible for a direct registration system.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/Frost and payment of a reasonable fee.

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	0-7275	3.1	7/26/06
3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.	X
4.1	Shareholder Protection Rights Agreement dated as of January 26, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as Rights Agent		8-A	0-7275	1	2/1/99
4.2*	Instruments Defining the Rights of Holders of Long-Term Debt
10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	0-7275	10.1	3/31/99
10.2+	The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	333-108321	4.4	8/28/03
10.3+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91
10.4+	Cullen/Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92
10.5+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	0-7275	10.13	3/30/95
10.6+	Cullen/Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02
10.7+	Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	333-68928	4.5 — 4.7	9/4/01
10.8+	Change-In-Control Agreements with Five Executive Officers	X
10.9+	Change-In-Control Agreements with Five Executive Officers	X
10.10+	Cullen/Frost Bankers, Inc. 2001 Stock Plan		S-8	333-68928	4.4	9/4/01
10.11+	Retirement Agreement with a former Executive Officer		10-K	0-7275	10.10	3/28/03

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

10.12+	Deferred Compensation Plan for Covered Employees		10-K	0-7275	10.11	3/28/03
10.13+	Cullen/Frost Restoration Profit Sharing Plan		10-K	0-7275	10.12	2/4/05
10.14+	2005 Omnibus Incentive Plan		S-8	333-127341	4.4	8/9/05
10.15+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/07
21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X
32.1++	Section 1350 Certification of the Chief Executive Officer	X
32.2++	Section 1350 Certification of the Chief Financial Officer	X

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.

+	Management contract or compensatory plan or arrangement.

++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: February 1, 2008
CULLEN/FROST BANKERS, INC.

(Registrant)

By:	/s/ PHILLIP D. GREEN

Phillip D. Green
Group Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T.C. FROST* T.C. Frost	Senior Chairman of the Board and Director	February 1, 2008

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board and Director (Principal Executive Officer)	February 1, 2008

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 1, 2008

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 1, 2008

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 1, 2008

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 1, 2008

/s/ CRAWFORD H. EDWARDS* Crawford H. Edwards	Director	February 1, 2008

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 1, 2008

SIGNATURES — (Continued)

Signature		Title	Date

/s/ PATRICK B. FROST* Patrick B. Frost		Director and President of The Frost National Bank	February 1, 2008

/s/ KAREN E. JENNINGS* Karen E. Jennings		Director	February 1, 2008

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III		Director	February 1, 2008

/s/ ROBERT S. MCCLANE* Robert S. McClane		Director	February 1, 2008

/s/ IDA CLEMENT STEEN* Ida Clement Steen		Director	February 1, 2008

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.		Director	February 1, 2008

*By:	/s/ PHILLIP D. GREEN Phillip D. Green As attorney-in-fact for the persons indicated	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 1, 2008