Form 10-Q
period 2008-03-31
CULLEN FROST BANKERS INC
filed 2008-04-23
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here.
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2008

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

As of April 17, 2008, there were 58,783,716 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended March 31,

	2008	2007

Interest income:
Loans, including fees	$130,963	$142,761
Securities:
Taxable	37,198	36,829
Tax-exempt	5,331	3,307
Interest-bearing deposits	73	67
Federal funds sold and resell agreements	2,138	9,618

Total interest income	175,703	192,582

Interest expense:
Deposits	34,474	49,086
Federal funds purchased and repurchase agreements	5,024	8,221
Junior subordinated deferrable interest debentures	2,106	3,693
Subordinated notes payable and other borrowings	4,219	3,749

Total interest expense	45,823	64,749

Net interest income	129,880	127,833
Provision for possible loan losses	4,005	2,650

Net interest income after provision for possible loan losses	125,875	125,183

Non-interest income:
Trust fees	18,282	16,907
Service charges on deposit accounts	19,593	18,831
Insurance commissions and fees	11,158	10,628
Other charges, commissions and fees	6,931	6,858
Net gain (loss) on securities transactions	(48)	-
Other	14,312	13,848

Total non-interest income	70,228	67,072

Non-interest expense:
Salaries and wages	55,138	51,714
Employee benefits	14,113	14,426
Net occupancy	9,647	9,634
Furniture and equipment	8,950	6,928
Intangible amortization	2,046	2,326
Other	30,146	37,059

Total non-interest expense	120,040	122,087

Income before income taxes	76,063	70,168
Income taxes	23,283	22,889

Net income	$52,780	$47,279

Earnings per common share:
Basic	$0.90	$0.79
Diluted	0.89	0.78

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	March 31,	December 31,	March 31,
	2008	2007	2007

Assets:
Cash and due from banks	$754,493	$836,539	$608,787
Interest-bearing deposits	3,311	5,898	4,227
Federal funds sold and resell agreements	523,725	354,075	803,125

Total cash and cash equivalents	1,281,529	1,196,512	1,416,139

Securities held to maturity, at amortized cost	7,772	8,125	9,607
Securities available for sale, at estimated fair value	3,312,373	3,407,012	3,116,212
Trading account securities	14,003	11,913	12,455
Loans, net of unearned discounts	8,012,897	7,769,362	7,459,256
Less: Allowance for possible loan losses	(92,498)	(92,339)	(96,144)

Net loans	7,920,399	7,677,023	7,363,112
Premises and equipment, net	221,533	219,615	217,315
Goodwill	526,476	526,851	527,947
Other intangible assets, net	29,910	31,523	36,153
Cash surrender value of life insurance policies	117,506	116,231	112,880
Accrued interest receivable and other assets	362,428	290,209	364,569

Total assets	$13,793,929	$13,485,014	$13,176,389

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,790,858	$3,597,903	$3,574,827
Interest-bearing deposits	6,937,025	6,931,770	6,705,623

Total deposits	10,727,883	10,529,673	10,280,450

Federal funds purchased and repurchase agreements	924,629	933,072	914,833
Subordinated notes payable and other borrowings	259,089	261,146	283,812
Junior subordinated deferrable interest debentures	136,084	139,177	139,177
Accrued interest payable and other liabilities	169,045	144,858	140,287

Total liabilities	12,216,730	12,007,926	11,758,559

Shareholders' Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares, 60,236,862 shares and 59,972,052 shares issued	602	602	600
Additional paid-in capital	580,046	573,799	555,427
Retained earnings	1,010,257	992,138	909,950
Accumulated other comprehensive income (loss), net of tax	64,374	(7,382)	(48,147)
Treasury stock, 1,490,246 shares, 1,574,732 shares and no shares, at cost	(78,080)	(82,069)	-

Total shareholders' equity	1,577,199	1,477,088	1,417,830

Total liabilities and shareholders' equity	$13,793,929	$13,485,014	$13,176,389

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2008	2007

Total shareholders' equity at beginning of period	$1,477,088	$1,376,883

Cumulative effect of adoption of a new accounting principle on January 1, 2008 (Note 18)	(240)	-

Comprehensive income:
Net income	52,780	47,279
Other comprehensive income (loss):
Change in accumulated gain/loss on effective cash flow hedging derivatives of $55,846 in 2008 and $86 in 2007, net of tax effect of $19,546 in 2008 and $30 in 2007	36,300	56
Change in unrealized gain/loss on securities available for sale of $54,192 in 2008 and $9,628 in 2007, net of reclassification adjustment of $48 in 2008 and tax effect of $18,984 in 2008and $3,370 in 2007	35,256	6,258
Change in funded status of defined benefit post-retirement benefit plans related to the amortization of actuarial losses to net periodic benefit cost of $307 in 2008 and $664 and 2007, net of tax effect of $107 in 2008 and $233 in 2007	200	431

Total other comprehensive income (loss)	71,756	6,745

Total comprehensive income	124,536	54,024

Stock option exercises (488,250 shares in 2008 and 132,949 shares in 2007)	15,017	3,661
Stock compensation expense recognized in earnings	2,374	2,384
Tax benefits related to stock compensation, includes excess tax benefits of $3,712 in 2008 and $1,231 in 2007	3,873	1,268
Purchase of treasury stock (403,764 shares in 2008 and 41 shares in 2007)	(21,889)	(2)
Cash dividends ($0.40 per share in 2008 and $0.34 per share in 2007)	(23,560)	(20,388)

Total shareholders' equity at end of period	$1,577,199	$1,417,830

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,

	2008	2007

Operating Activities:
Net income	$52,780	$47,279
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	4,005	2,650
Deferred tax expense (benefit)	175	(740)
Accretion of loan discounts	(3,002)	(3,179)
Securities premium amortization (discount accretion), net	(94)	(62)
Net (gain) loss on securities transactions	48	-
Depreciation and amortization	8,122	7,386
Origination of loans held for sale	(33,763)	(32,461)
Proceeds from sales of loans held for sale	21,678	16,138
Net gain on sale of loans held for sale and other assets	(898)	(397)
Stock-based compensation expense	2,374	2,384
Tax benefits from stock-based compensation	161	37
Excess tax benefits from stock-based compensation	(3,712)	(1,231)
Earnings on life insurance policies	(1,275)	(1,138)
Net change in:
Trading account securities	(2,090)	(3,049)
Accrued interest receivable and other assets	(42,875)	(110,971)
Accrued interest payable and other liabilities	17,083	(23,417)

Net cash from operating activities	18,717	(100,771)

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	352	488
Securities available for sale:
Purchases	(618,473)	(1,594,700)
Sales	599,006	511
Maturities, calls and principal repayments	168,393	1,818,621
Net change in loans	(235,156)	(69,506)
Net cash paid in acquisitions	(33)	(1,550)
Proceeds from sales of premises and equipment	184	1,391
Purchases of premises and equipment	(6,888)	(5,981)
Proceeds from sales of repossessed properties	1,018	2,213

Net cash from investing activities	(91,597)	151,487

Financing Activities:
Net change in deposits	198,210	(107,459)
Net change in short-term borrowings	(8,443)	50,643
Proceeds from notes payable	-	98,799
Principal payments on notes payable and other borrowings	(5,150)	(105,647)
Proceeds from stock option exercises	15,017	3,661
Excess tax benefits from stock-based compensation arrangements	3,712	1,231
Purchase of treasury stock	(21,889)	(2)
Cash dividends paid	(23,560)	(20,388)

Net cash from financing activities	157,897	(79,162)

Net change in cash and cash equivalents	85,017	(28,446)
Cash and equivalents at beginning of period	1,196,512	1,444,585

Cash and equivalents at end of period	$1,281,529	$1,416,139

Supplemental disclosures:
Cash paid for interest	$52,221	$48,364
Cash paid for income taxes	1,775	-

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (Table amounts are stated in thousands, except for share and per share amounts) Note 1 - Significant Accounting Policies

   Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets, including commercial and consumer banking, trust and investment management, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing.

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

   The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation's financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2007, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 1, 2008 (the "2007 Form 10-K"). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the funded status of defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the three months ended March 31, 2008 and 2007 is reported in the accompanying consolidated statements of changes in shareholders' equity.

   Fair Value Measurements. On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (See Note 17 - Fair Value Measurements).

   Endorsement Split-Dollar Life Insurance Arrangements. On January 1, 2008, the Corporation changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $240 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements." See Note 18 - New Accounting Standards.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Mergers and Acquisitions

   Prime Benefits, Inc. On December 1, 2007, the Corporation acquired Prime Benefits, Inc., an independent, Austin-based insurance agency. Prime Benefits, which offered group employee benefits plans, including medical and dental, life, long-term care and disability insurance primarily for businesses, was fully integrated into Frost Insurance Agency. The acquisition was accounted for as a purchase transaction with all cash consideration funded through internal sources. The operating results of Prime Benefits are included with the Corporation's results of operations since the date of acquisition. The purchase of Prime Benefits did not significantly impact the Corporation's financial statements.

Note 3 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2008				December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$6,772	$149	$3	$6,918	$7,125	$103	$14	$7,214
Other	1,000	-	-	1,000	1,000	-	-	1,000

Total	$7,772	$149	$3	$7,918	$8,125	$103	$14	$8,214

Securities Available for Sale:
U. S. government agencies and corporations	$2,724,402	$31,968	$4,817	$2,751,553	$2,865,597	$9,756	$30,042	$2,845,311
States and political subdivisions	516,949	7,618	1,475	523,092	524,745	3,040	3,700	524,085
Other	37,728	-	-	37,728	37,616	-	-	37,616

Total	$3,279,079	$39,586	$6,292	$3,312,373	$3,427,958	$12,796	$33,742	$3,407,012

   Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above.

   Securities with a fair value totaling $1.9 billion at March 31, 2008 and $2.2 billion at December 31, 2007 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

							Three Months Ended March 31,

							2008	2007

Proceeds from sales							$599,006	$511
Gross realized gains							5,104	-
Gross realized losses							5,152	-

As of March 31, 2008, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months			More than 12 Months		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$1,589		$2	$326	$1		$1,915	$3

Available for Sale
U.S. government agencies and corporations	$163,913		$356	$307,742	$4,461		$471,655	$4,817
States and political subdivisions	41,580		519	60,399	956		101,979	1,475

Total	$205,493		$875	$368,141	$5,417		$573,634	$6,292

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 4 - Loans

Loans were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2008	of Total	2007	of Total	2007	of Total

Commercial and industrial:
Commercial	$3,583,588	44.7%	$3,472,759	44.7%	$3,291,148	44.1%
Leases	189,719	2.4	184,140	2.4	175,372	2.4
Asset-based	37,261	0.5	32,963	0.4	35,708	0.5

Total commercial and industrial	3,810,568	47.6	3,689,862	47.5	3,502,228	47.0

Real estate:
Construction:
Commercial	635,496	7.9	560,176	7.2	659,842	8.8
Consumer	61,101	0.8	61,595	0.8	108,995	1.5
Land:
Commercial	396,759	4.9	397,319	5.1	419,218	5.6
Consumer	2,189	0.1	2,996	-	4,872	0.1
Commercial mortgages	2,001,059	25.0	1,982,786	25.5	1,772,347	23.7
1-4 family residential mortgages	96,978	1.2	98,077	1.3	116,508	1.6
Home equity and other consumer	607,513	7.5	587,721	7.6	509,135	6.8

Total real estate	3,801,095	47.4	3,690,670	47.5	3,590,917	48.1

Consumer:
Indirect	1,805	-	2,031	-	3,075	-
Student loans held for sale	75,084	0.9	62,861	0.8	64,748	0.9
Other	323,143	4.1	323,320	4.2	305,708	4.1
Other	29,927	0.4	29,891	0.4	22,083	0.3
Unearned discounts	(28,725)	(0.4)	(29,273)	(0.4)	(29,503)	(0.4)

Total loans	$8,012,897	100.0%	$7,769,362	100.0%	$7,459,256	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2008, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2008 or December 31, 2007.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $28.6 million at March 31, 2008 and $24.4 million at December 31, 2007. Accruing loans past due more than 90 days totaled $17.6 million at March 31, 2008 and $14.3 million at December 31, 2007.

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

Impaired loans were as follows:

March 31,	December 31,	March 31,
2008	2007	2007

Balance of impaired loans with no allocated allowance	$20,139	$14,986	$5,824
Balance of impaired loans with an allocated allowance	2,204	2,166	34,132

Total recorded investment in impaired loans	$22,343	$17,152	$39,956

Amount of the allowance allocated to impaired loans	$1,159	$1,556	$8,170

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $19.7 million during the three months ended March 31, 2008 and $42.1 million for the three months ended March 31, 2007. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

Three Months Ended March 31,

2008	2007

Balance at the beginning of the period	$92,339	$96,085
Provision for possible loan losses	4,005	2,650
Net charge-offs:
Losses charged to the allowance	(6,666)	(4,000)
Recoveries of loans previously charged off	2,820	1,409

Net charge-offs	(3,846)	(2,591)

Balance at the end of the period	$92,498	$96,144

Note 6 - Other Intangible Assets

   Goodwill. Goodwill totaled $526.5 million at March 31, 2008 and $526.9 million at December 31, 2007. The decrease in goodwill was related to purchase accounting adjustments related to the acquisition of Prime Benefits, Inc. (see Note 2 - Mergers and Acquisitions).

   Other Intangible Assets. Other intangible assets totaled $29.9 million at March 31, 2008 including $26.1 million related to core deposits, $3.0 million related to customer relationships and $805 thousand related to non-compete agreements. Other intangible assets totaled $31.5 million at December 31, 2007 including $27.8 million related to core deposits, $2.5 million related to customer relationships $1.2 million related to non-compete agreements. The changes in intangibles related to customer relationships and non-compete agreements were partly due to purchase accounting adjustments related to the acquisition of Prime Benefits, Inc.

   Amortization expense related to intangible assets totaled $2.0 million and $2.3 million during the three months ended March 31, 2008 and 2007. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2008 is as follows:

Remainder of 2008	$5,802
2009	6,269
2010	4,747
2011	3,968
2012	3,242
Thereafter	5,882

$29,910

Note 7 - Deposits

Deposits were as follows:

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2008	of Total	2007	of Total	2007	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$3,417,945	31.9%	$3,171,510	30.1%	$3,259,106	31.7%
Correspondent banks	328,683	3.0	350,123	3.4	260,939	2.6
Public funds	44,230	0.4	76,270	0.7	54,782	0.5

Total non-interest-bearing demand deposits	3,790,858	35.3	3,597,903	35.2	3,574,827	34.8

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,666,056	15.6	1,722,305	16.4	1,394,418	13.6
Money market accounts	3,528,124	32.9	3,404,472	32.3	3,453,355	33.6
Time accounts under $100,000	600,030	5.6	618,719	5.9	604,848	5.9
Time accounts of $100,000 or more	764,043	7.1	801,269	7.6	766,191	7.4
Public funds	378,772	3.5	385,005	3.6	486,811	4.7

Total interest-bearing deposits	6,937,025	64.7	6,931,770	65.8	6,705,623	65.2

Total deposits	$10,727,883	100.0%	$10,529,673	100.0%	$10,280,450	100.0%

   At March 31, 2008 and December 31, 2007, interest-bearing public funds deposits included $140.9 million and $170.5 million in savings and interest checking accounts, $97.1 million and $107.6 million in money market accounts, $5.1 million and $4.8 million in time accounts under $100 thousand and $135.7 million and $102.1 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $711.4 million at March 31, 2008 and $699.5 million at December 31, 2007.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.8 billion at both March 31, 2008 and December 31, 2007.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $269.7 million at March 31, 2008 and $235.9 million at December 31, 2007. The Corporation had an accrued liability totaling $1.5 million at March 31, 2008 and $1.4 million at December 31, 2007 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $4.6 million and $4.4 million for the three months ended March 31, 2008 and 2007. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2007. See the 2007 Form 10-K for information regarding these commitments.

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

   Cullen/Frost's and Frost Bank's Tier 1 capital consists of shareholders' equity excluding unrealized gains and losses on securities available for sale, the funded status of the Corporation's defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $132 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost's and Frost Bank's total capital is comprised of Tier 1 capital for each entity plus $90 million of the Corporation's aggregate $150 million of 6.875% subordinated notes payable (of which the permissible portion decreases 20% per year during the final five years of the term of the notes) and a permissible portion of the allowance for possible loan losses. The $100 million of 5.75% fixed-to-floating rate subordinated notes issued during the first quarter of 2007 are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

March 31, 2008
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,380,026	12.55%	$879,544	8.00%	N/A	N/A
Frost Bank	1,316,693	11.98	878,950	8.00	$1,098,687	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,097,528	9.98	439,772	4.00	N/A	N/A
Frost Bank	1,134,195	10.32	439,475	4.00	659,212	6.00
Leverage Ratio
Cullen/Frost	1,097,528	8.51	515,912	4.00	N/A	N/A
Frost Bank	1,134,195	8.80	515,463	4.00	644,329	5.00

December 31, 2007
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,353,125	12.59%	$859,730	8.00%	N/A	N/A
Frost Bank	1,288,306	12.05	855,265	8.00	$1,069,081	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,070,786	9.96	429,865	4.00	N/A	N/A
Frost Bank	1,105,967	10.35	427,632	4.00	641,449	6.00
Leverage Ratio
Cullen/Frost	1,070,786	8.37	511,636	4.00	N/A	N/A
Frost Bank	1,105,967	8.65	511,164	4.00	638,955	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of March 31, 2008, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

   Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation's wholly owned subsidiary trusts, Cullen/Frost Capital Trust II and Summit Bancshares Statutory Trust I, have not been included in the Corporation's consolidated financial statements. However, the $132.0 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board.

Note 11 - Derivative Financial Instruments

   The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at March 31, 2008 and December 31, 2007 are presented in the following table. The Corporation obtains dealer quotations to value its prime-rate loan swaps designated as hedges of cash flows. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors

	March 31, 2008		December 31, 2007

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on commercial loans/leases	$176,549	$(10,980)	$180,908	$(5,600)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	1,200,000	89,520	1,200,000	33,857

Non-hedging interest rate derivatives:
Interest rate swaps on commercial loans/leases	390,330	25,524	328,226	12,928
Interest rate swaps on commercial loans/leases	390,330	(25,524)	328,226	(12,928)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2008 were as follows:

			Weighted-Average

			Interest Rate Paid	Interest Rate Received

Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps			4.85%	2.99%
Cash flow hedge interest rate swaps on variable-rate loans			5.25	7.56
Non-hedging interest rate swaps			5.25	5.25

   Interest rate contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases, credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Corporation's credit exposure relating to interest rate swaps with bank customers was approximately $25.5 million at March 31, 2008. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation's credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $9.0 million at March 31, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax gain related to derivatives included in accumulated other comprehensive income totaled $57.6 million at March 31, 2008.

   Commodity Derivatives. The Corporation enters into commodity swaps and option contracts to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices.

   The notional amounts and estimated fair values of commodity derivative positions outstanding are presented in the following table. The Corporation obtains dealer quotations to value its commodity derivative positions.

		March 31, 2008		December 31, 2007

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	309	$9,251	355	$7,997
Oil	Barrels	309	(9,173)	355	(7,909)
Natural gas	MMBTUs	2,035	2,699	1,510	820
Natural gas	MMBTUs	2,035	(2,638)	1,510	(786)

Commodity options:
Oil	Barrels	318	3,761	383	3,335
Oil	Barrels	318	(3,761)	383	(3,334)

   The Corporation's credit exposure on commodity swaps/options is limited to the net favorable value of all swaps/options by each counterparty. In such cases, credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Corporation's credit exposure relating to commodity swaps/options with bank customers was approximately $15.6 million at March 31, 2008. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure in excess of collateral pledged relating to commodity swaps/options with upstream financial institution counterparties at March 31, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in commodity swap/option values.

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2008 and December 31, 2007.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

				Three Months Ended
				March 31,

				2008	2007

Weighted-average shares outstanding for basic earnings per share				58,538,014	59,675,798
Dilutive effect of stock options and non-vested stock awards				520,238	919,241

Weighted-average shares outstanding for diluted earnings per share				59,058,252	60,595,039

Note 13 - Stock-Based Compensation

A combined summary of activity in the Corporation's active stock plans is presented in the following table.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2008	1,896,150	233,100	$50.68	4,526,276	$45.44

Granted	(2,000)	-	-	2,000	53.55
Stock options exercised	-	-	-	(488,250)	30.76
Stock awards vested	-	-	-	-	-
Forfeited	3,250	-	-	(3,250)	51.11

Balance, March 31, 2008	1,897,400	233,100	50.68	4,036,776	47.21

During the three months ended March 31, 2008 and 2007, proceeds from stock option exercises totaled $15.0 million and $3.7 million. During the three months ended March 31, 2008, all of the shares issued in connection with stock option exercises were issued from available treasury stock.

   Stock-based compensation expense totaled $2.4 million during both the three months ended March 31, 2008 and 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $16.9 million at March 31, 2008, while unrecognized stock-based compensation expense related to non-vested stock awards was $6.0 million at March 31, 2008.

Note 14 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended March 31,

	2008	2007

Expected return on plan assets, net of expenses	$(2,310)	$(2,047)
Interest cost on projected benefit obligation	1,936	1,869
Net amortization and deferral	307	664

Net periodic benefit cost	$(67)	$486

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $5.2 million through March 31, 2008. The Corporation does not expect to make any additional contributions during the remainder of 2008.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during either of the reported periods.

Note 15 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,

	2008	2007

Current income tax expense	$23,108	$23,629
Deferred income tax expense (benefit)	175	(740)

Income tax expense as reported	$23,283	$22,889

Effective tax rate	30.6%	32.6%

   Net deferred tax liabilities totaled $10.9 million at March 31, 2008. Net deferred tax assets totaled $27.9 million at December 31, 2007. No valuation allowance was recorded against deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

   The Corporation files income tax returns with the U.S. Internal Revenue Service ("IRS"). The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004. During the third quarter of 2007, the IRS completed an examination of the Corporation's U.S. income tax returns for 2004 and 2005. The adjustments resulting from the examination did not have a significant impact on the Corporation's financial statements.

Note 16 - Operating Segments

   The Corporation is managed under a matrix organizational structure whereby significant lines of business, including Banking and the Financial Management Group ("FMG"), overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley, San Antonio and Statewide. The Corporation is primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.

   The Corporation has two primary operating segments, Banking and FMG, that are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Insurance Agency and Frost Securities, Inc. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. Frost Securities, Inc. provides advisory and private equity services to middle market companies. The FMG operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. The third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company's principal activities include the direct and indirect ownership of the Corporation's banking and non-banking subsidiaries and the issuance of debt. Its principal source of revenue is dividends from its subsidiaries.

The accounting policies of each reportable segment are the same as those of the Corporation except for the following items, which impact the Banking and FMG segments: (i) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration, accounting and internal audit are allocated to operating segments based on estimated uses of those services, (ii) income tax expense for the individual segments is calculated essentially at the statutory rate, and (iii) the parent company records the tax expense or benefit necessary to reconcile to the consolidated total.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
March 31, 2008	$174,647	$28,966	$(3,505)	$200,108
March 31, 2007	172,028	26,997	(4,120)	194,905

Net income (loss):
Three months ended:
March 31, 2008	$49,436	$6,263	$(2,919)	$52,780
March 31, 2007	48,520	5,527	(6,768)	47,279

Note 17 - Fair Value Measurements

   Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Corporation will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

   SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

   SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

w	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

w

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

w

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

   A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation's financial assets and financial liabilities carried at fair value effective January 1, 2008.

   In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Corporation's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

   Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

   Trading Securities. U.S. Treasury Bills are reported at fair value utilizing Level 1 inputs. Other securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

   Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Corporation obtains dealer quotations to value its prime-rate loan swaps, commodity swaps/options and foreign currency contracts. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors. The Corporation also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

   Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

   The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$-	$3,274,645	$-	$3,274,645
Trading account securities	12,951	1,052	-	14,003
Derivative assets	-	130,755	-	130,755
Derivative liabilities	-	52,076	-	52,076

   Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

   Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

   Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Corporation's financial statements.

Note 18 - New Accounting Standards

Statements of Financial Accounting Standards

   SFAS No. 141, "Business Combinations (Revised 2007)." SFAS 141R replaces SFAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, "Accounting for Contingencies." SFAS 141R is expected to have a significant impact on the Corporation's accounting for business combinations closing on or after January 1, 2009.

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

   SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 17 - Fair Value Measurements).

   SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates (see Note 17 - Fair Value Measurements).

   SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51." SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation's financial statements.

   SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS 161 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation's financial statements.

Financial Accounting Standards Board Interpretations

   FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." The Corporation adopted Interpretation No. 48 on January 1, 2007. See Note 15 - Income Taxes for additional information.

Emerging Issues Task Force Issues

   Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements." EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity's obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee's active service period based on the future cost of insurance to be incurred during the employee's retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." The Corporation adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $240 thousand.

SEC Staff Accounting Bulletins

   SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109 supersedes SAB 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the Corporation's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2007, included in the 2007 Form 10-K. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.

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

   For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned "Application of Critical Accounting Policies" and "Allowance for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Form 10-K. There have been no significant changes in the Corporation's application of critical accounting policies related to the allowance for possible loan losses since December 31, 2007.

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

Results of Operations

   Net income totaled $52.8 million, or $0.89 diluted per share, for the three months ended March 31, 2008 compared to $47.3 million, or $0.78 diluted per share, for the three months ended March 31, 2007 and $54.7 million, or $0.93 diluted per share, for the three months ended December 31, 2007.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2008	2007	2007

Taxable-equivalent net interest income	$134,767	$135,269	$131,127
Taxable-equivalent adjustment	4,887	4,509	3,294

Net interest income	129,880	130,760	127,833
Provision for possible loan losses	4,005	3,576	2,650

Net interest income after provision for possible loan losses	125,875	127,184	125,183
Non-interest income	70,228	66,383	67,072
Non-interest expense	120,040	114,150	122,087

Income before income taxes	76,063	79,417	70,168
Income taxes	23,283	24,717	22,889

Net income	$52,780	$54,700	$47,279

Earnings per common share - basic	$0.90	$0.94	$0.79
Earnings per common share - diluted	0.89	0.93	0.78
Dividends per common share	0.40	0.40	0.34

Return on average assets	1.59%	1.65%	1.47%
Return on average equity	13.89	15.18	13.78

   Net income for the three months ended March 31, 2008 increased $5.5 million, or 11.6%, compared to the same period in 2007. The increase was primarily the result of a $3.2 million increase in non-interest income, a $2.0 million increase in net interest income and a $2.0 million decrease in non-interest expense partly offset by a $1.4 million increase in the provision for possible loan losses and a $394 thousand increase in income tax expense.

   Net income for the first quarter of 2008 decreased $1.9 million, or 3.5%, from the fourth quarter of 2007. The decrease was primarily the result of a $5.9 million increase in non-interest expense, an $880 thousand decrease in net interest income and a $429 thousand increase in the provision for possible loan losses partly offset by a $3.8 million increase in non-interest income and a $1.4 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 64.9% of total revenue during the first three months of 2008. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2007 at 8.25% and decreased 50 basis points in the third quarter and 50 basis in the fourth quarter to end the year at 7.25%. During the first quarter of 2008, the prime interest rate decreased 200 basis points to end the quarter at 5.25%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner. It began 2007 at 5.25% and decreased 50 basis points in the third quarter and 50 basis in the fourth quarter to end the year at 4.25%. During the first quarter of 2008, the federal funds rate decreased 200 basis points to end the quarter at 2.25%.

   The Corporation's balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation's balance sheet less sensitive to changes in interest rates, the Corporation entered into interest rate swaps during the fourth quarter of 2007 that effectively convert $1.2 billion of loans with variable interest rates tied to the prime rate into fixed rate loans for a period of seven years (see Note 17 - Derivative Financial Instruments in the 2007 Form 10-K). As a result, the Corporation's balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation's net interest margin. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a rising interest rate environment. As stated above, during the first quarter of 2008, the federal funds rate and the prime interest rate each decreased 200 basis points to 2.25% and 5.25%, respectively. The Corporation currently believes that there is a reasonable possibility that the federal funds rate and the prime interest rate will decrease further in the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any decrease should a decrease occur, as changes in market interest rates are dependent upon a variety of factors that are beyond the Corporation's control. Further analysis of the components of the Corporation's net interest margin is presented below.

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

	First Quarter	First Quarter
	2008 vs.	2008 vs.
	Fourth Quarter	First Quarter
	2007	2007

Due to changes in average volume	$1,799	$1,731
Due to changes in average interest rates	(831)	428
Due to difference in the number of days in each of the comparable periods	(1,470)	1,481

Total change	$(502)	$3,640

   Taxable-equivalent net interest income for the three months ended March 31, 2008 increased $3.6 million, or 2.8%, compared to the same period in 2007. The increase primarily resulted from an increase in the average volume of interest-earning assets, an increase in the number of days in the first quarter of 2008 due to leap year and an increase in the net interest margin. The average volume of interest-earning assets for the first quarter of 2008 increased $255.9 million compared to the same period in 2007. Over the same time frame, the net interest margin increased 2 basis points from 4.65% in 2007 to 4.67% in 2008. Taxable-equivalent net interest income for the first quarter of 2008 included 91 days compared to 90 days for the first quarter of 2007. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first quarter of 2008. Excluding the impact of the additional day during the first quarter of 2008 results in an effective increase in taxable-equivalent net interest income of approximately $2.2 million during the first quarter of 2008 compared to the same period in 2007. This effective increase was the result of the aforementioned increases in the average volume of interest-earning assets and net interest margin. Despite lower average market interest rates, the net interest margin increased during the first quarter of 2008 compared to the same period in 2007 in part due to a disproportionally larger decrease in the average cost of funds, which decreased 103 basis points from 3.28% in 2007 to 2.25% in 2008, compared to the decrease in the average yield on interest-earning assets, which decreased 70 basis points from 6.95% in 2007 to 6.25% in 2008. The decreases in the average cost of funds and the average yield on interest-earning assets were primarily due to a decrease in average market interest rates. The effect of lower average market interest rates on the average yield on interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans. In addition to lower average market interest rates, the cost of funds was further impacted by an increase in the relative proportion of lower-cost savings and interest checking deposits in 2008 relative to 2007. The negative impact of lower average market interest rates on the average yield on interest-earning assets was partly limited as the Corporation had a larger proportion of average interest-earning assets invested in higher-yielding loans, which increased from 65.2% of total average interest-earning assets during the first quarter of 2007 to 68.2% of total average interest-earning assets during the first quarter of 2008, and a lower proportion of average interest-earning assets invested in lower-yielding federal funds sold and resale agreements during 2008 relative to 2007.

   Taxable-equivalent net interest income for the first quarter of 2008 decreased $502 thousand, or 0.4%, from the fourth quarter of 2007. The decrease primarily resulted from a decrease in the number of days in the first quarter and a decrease in the net interest margin partly offset by an increase in the average volume of interest-earning assets. The net interest margin decreased 3 basis points from 4.70% in the fourth quarter of 2007 to 4.67% in the first quarter of 2008. The average volume of interest-earning assets for the first quarter of 2008 increased $148.3 million compared to the fourth quarter of 2007. Taxable-equivalent net interest income for the fourth quarter of 2007 included 92 days compared to 91 days for the first quarter of 2008. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the fourth quarter of 2007. Excluding the impact of the additional day during the fourth quarter of 2007 results in an effective increase in taxable-equivalent net interest income of approximately $968 thousand during the first quarter of 2008. This effective increase was the result of the aforementioned increase in average earning assets partly offset by the 3 basis point decrease in the net interest margin. The decrease in the net interest margin was primarily due to a decrease in average market interest rates. The negative impact of lower average market interest rates on the average yield on interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans as well as the fact that the Corporation had a larger proportion of average interest-earning assets invested in higher-yielding loans, which increased from 66.2% of total average interest-earning assets during the fourth quarter of 2007 to 68.2% of total average interest-earning assets during the first quarter of 2008.

   The average volume of loans, the Corporation's primary category of interest-earning assets, increased $513.7 million and $357.2 million during the first quarter of 2008 compared to the first and fourth quarters of 2007, respectively. The average yield on loans was 6.75% during the first quarter of 2008 compared to 7.90% during the first quarter of 2007 and 7.45% during the fourth quarter of 2007. As stated above, the Corporation had a larger proportion of average interest-earning assets invested in loans during the first quarter of 2008 compared to the first and fourth quarters of 2007. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a positive effect on the net interest margin. The average volume of securities increased $204.1 million and decreased $58.7 million during the first quarter of 2008 compared to the first and fourth quarters of 2007, respectively. The average yield on securities was 5.34% during the first quarter of 2008 compared to 5.15% during the first quarter of 2007 and 5.30% during the fourth quarter of 2007. The increase in the average yield on securities during 2008 compared to the first and fourth quarters of 2007 resulted as the Corporation had a larger proportion of securities invested in higher-yielding, tax-exempt municipal securities. Average federal funds sold and resell agreements during the first quarter of 2008 decreased $465.1 million compared to the first quarter of 2007 and decreased $113.4 million compared to the fourth quarter of 2007. The average yield on federal funds sold and resell agreements was 3.23% during the first quarter of 2008 compared to 5.33% during the first quarter of 2007 and 4.56% during the fourth quarter of 2007.

   Average deposits increased $141.8 million and $146.3 million during the first quarter of 2008 compared to the first and fourth quarters of 2007, respectively. Average interest-bearing deposits for the first quarter of 2008 increased $165.4 million and $111.5 million compared to the first and fourth quarters of 2007, respectively. The ratio of average interest-bearing deposits to total average deposits was 66.2% for the first quarter of 2008 compared to 65.5% and 66.0% during the first and fourth quarters of 2007, respectively. The average cost of interest-bearing deposits and total deposits was 2.02% and 1.33% during the first quarter of 2008 compared to 2.97% and 1.94% during the first quarter of 2007 and 2.54% and 1.68% during the fourth quarter of 2007. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 4.00% during the first quarter of 2008 compared to 3.67% and 3.87% during the first and fourth quarters of 2007, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $4.0 million for the first quarter of 2008 compared to $3.6 million for the fourth quarter of 2007 and $2.7 million for the first quarter of 2007. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2008	2007	2007

Trust fees	$18,282	$18,009	$16,907
Service charges on deposit accounts	19,593	21,044	18,831
Insurance commissions and fees	11,158	5,979	10,628
Other charges, commissions and fees	6,931	7,949	6,858
Net gain (loss) on securities transactions	(48)	15	-
Other	14,312	13,387	13,848

Total	$70,228	$66,383	$67,072

   Total non-interest income for the three months ended March 31, 2008 increased $3.2 million, or 4.7%, compared to the same period in 2007 and $3.8 million, or 5.8%, compared to the fourth quarter of 2007. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three months ended March 31, 2008 increased $1.4 million, or 8.1%, compared to the same period in 2007. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first three months of 2008. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The $1.4 million increase in trust fee income during the three months ended March 31, 2008 compared to the same period in 2007 was primarily the result of increases in investment fees (up $892 thousand), oil and gas trust management fees (up $628 thousand) and securities lending income (up $536 thousand). These increases were partly offset by a decrease in estate fees (down $444 thousand). The increase in investment fees was primarily due to growth in average trust assets and the number of trust accounts. The growth in average trust assets was primarily in managed accounts, which have a higher fee rate than non-managed accounts. Equity valuations during the first quarter of 2008 have been lower on average compared to the first quarter of 2007 while bond valuations are higher as a result of lower market interest rates. The increase in oil and gas trust management fees was partly related to new lease bonuses and increased production. The increase in securities lending income was due in part to increased transaction spreads.

   Trust fee income for the first quarter of 2008 increased $273 thousand, or 1.5%, from the fourth quarter of 2007. The increase was primarily due to increases in oil and gas trust management fees (up $454 thousand) and securities lending income (up $341 thousand). These increases were partly offset by a decrease in estate fees (down $522 thousand).

   At March 31, 2008, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (41.5% of trust assets), equity securities (37.8% of trust assets) and cash equivalents (14.0% of trust assets). The estimated fair value of trust assets was $24.4 billion (including managed assets of $10.5 billion and custody assets of $13.9 billion) at March 31, 2008, compared to $24.8 billion (including managed assets of $10.5 billion and custody assets of $14.3 billion) at December 31, 2007 and $23.6 billion (including managed assets of $9.3 billion and custody assets of $14.3 billion) at March 31, 2007.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2008 increased $762 thousand, or 4.0%, compared to the same period in 2007. Increases in overdraft/insufficient funds charges on consumer accounts (up $598 thousand) and service charges on commercial accounts (up $475 thousand) were partly offset by decreases in service charges on consumer accounts (down $680 thousand). The increase in overdraft/insufficient funds charges on consumer accounts was partly the result of growth in deposit accounts and an increase in the per-occurrence fee charged during the second quarter of 2007. The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates are lower compared to the first quarter of 2007, deposit balances have become less valuable and are yielding a lower earnings credit rate. As a result, customers are paying for more of their services through fees rather than with earning credits applied to their deposit balances. The decrease in service charges on deposit accounts is partly the result of a shift in the relative mix of deposit products towards lower cost/free accounts, which is partly related to a restructuring of the Corporation deposit product offerings.

   Service charges on deposit accounts for the first quarter of 2008 decreased $1.5 million, or 6.9%, compared to the fourth quarter of 2007. The decrease was primarily due to a decrease in overdraft/insufficient funds charges on consumer accounts (down $1.6 million). The decline in overdraft/insufficient funds charges on consumer accounts was partly seasonal in nature. This decrease was partly offset by an increase in service charges on commercial accounts (up $376 thousand).

   Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2008 increased $530 thousand, or 5.0%, compared to the same period in 2007. The increase is related to an increase in commission income (up $673 thousand) partially offset by a decrease in contingent commissions (down $142 thousand). The growth in commission income was partly due to normal variation in the demand for insurance products. Additionally, the first quarter 2008 includes the impact of the acquisition of Prime Benefits, Inc. during the fourth quarter of 2007 (See Note 2 - Mergers and Acquisitions).

   Insurance commissions and fees include contingent commissions totaling $3.3 million and $3.5 million during the three months ended March 31, 2008 and 2007. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $3.0 million and $3.3 million during the three months ended March 31, 2008 and 2007. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $285 thousand and $125 thousand during the three months ended March 31, 2008 and 2007.

   Insurance commissions and fees for the first quarter of 2008 increased $5.2 million, or 86.6%, compared to the fourth quarter of 2007. The increase was primarily due to the seasonal increase in contingent commissions (up $3.3 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the first quarter of 2008 increased $1.9 million compared to the fourth quarter of 2007 primarily due to normal variation in the timing of renewals and the market demand for insurance products. Additionally, the first quarter 2008 includes a full quarter's impact of the acquisition of Prime Benefits, Inc. during the fourth quarter of 2007.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2008 increased $73 thousand, or 1.1%, compared to the same period in 2007. The increase was primarily related to increases in commission income related to the sale of money market accounts (up $391 thousand) and commission income related to the sale of annuities (up $306 thousand). These increases were partly offset by a decrease in letter of credit fees (down $223 thousand) and ATM fees (down $182 thousand), as well as decreases in various other categories of service charges.

   Other charges, commissions and fees for the first quarter of 2008 decreased $1.0 million, or 12.8%, compared to the fourth quarter of 2007. The decrease was primarily due to decreases in investment banking fees related to corporate advisory services (down $580 thousand), as well as decreases in various other categories of service charges. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $599.1 million and $511 thousand during the three months ended March 31, 2008 and 2007. The Corporation realized a net loss of $48 thousand on the 2008 sales. No gains or losses were realized on the 2007 sales. The securities sales during the first quarter of 2008 were related to a restructuring of the Corporation's securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime rate. The proceeds from the sales were reinvested in longer-term securities with higher yields.

   Other Non-Interest Income. Other non-interest income increased $464 thousand, or 3.4%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily related to increases in income from check card usage (up $599 thousand), income from securities trading and customer derivative activities (up $188 thousand), increases in sundry income from various miscellaneous items (up $170 thousand). These increases were partly offset by a decrease in gains on sales of assets (down $600 thousand). During the first quarter of 2008, sundry income from various miscellaneous items included $1.9 million related to the partial redemption of shares received from the VISA, Inc. initial public offering resulting from the Corporation's membership interest in VISA USA. A portion of the shares allocated to the Corporation in the initial public offering were withheld to cover the costs and liabilities associated with certain litigation for which the Corporation, based on its prior proportionate membership interest in VISA USA, is obligated to indemnify VISA under its indemnification agreement with VISA USA. The Corporation accrued $548 thousand in connection with its obligations under the indemnification agreement during the fourth quarter of 2007. Since a portion of the shares allocated to the Corporation in the initial public offering were withheld, the Corporation was not required to make any cash payments related to the indemnification agreement. As such, the indemnification accrual related to certain pending litigation was reversed during the first quarter of 2008 and included in the aforementioned $1.9 million of income. Additional accruals may be required in future periods should the Corporation's estimate of its obligations under the indemnification agreement change. Sundry income from various miscellaneous items during the first quarter of 2007 included $1.1 million in income recognized from the collection of interest and other charges on loans charged-off in prior years and $411 thousand in income recognized in connection with a settlement.

   Other non-interest income for the first quarter of 2008 increased $925 thousand, or 6.9%, compared to the fourth quarter of 2007. Contributing to the increase were increases in sundry income from various miscellaneous items (up $1.3 million), including the impact of the Visa, Inc. initial public offering discussed above, and gains on the sale of student loans (up $386 thousand). These increases were partly offset by a decrease in gains on sales of assets (down $284 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended

	March 31,	December 31,	March 31,
	2008	2007	2007

Salaries and wages	$55,138	$54,069	$51,714
Employee benefits	14,113	9,945	14,426
Net occupancy	9,647	10,198	9,634
Furniture and equipment	8,950	8,870	6,928
Intangible amortization	2,046	2,162	2,326
Other	30,146	28,906	37,059

Total	$120,040	$114,150	$122,087

   Total non-interest expense for the three months ended March 31, 2008 decreased $2.0 million, or 1.7%, compared to the same period in 2007. Total non-interest expense for the first quarter of 2008 increased $5.9 million, or 5.2%, compared to the fourth quarter of 2007. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three months ended March 31, 2008 increased $3.4 million, or 6.6%, compared to the same period in 2007 and increased $1.1 million, or 2.0%, compared to the fourth quarter of 2007. The increases were primarily related to normal, annual merit increases and increases in headcount.

   Employee Benefits. Employee benefits for the three months ended March 31, 2008 decreased $313 thousand, or 2.2%, compared to the same period in 2007. The decrease was primarily related to decreases in expenses related to the Corporation's defined benefit retirement and restoration plans (down $617 thousand) partly offset by an increase in payroll tax expense (up $328 thousand).

   Employee benefits for the first quarter of 2008 increased $4.2 million, or 41.9%, compared to the fourth quarter of 2007 primarily due to increases in payroll taxes (up $2.0 million), medical insurance expense (up $1.7 million) and workers compensation insurance expense (up $660 thousand). The Corporation generally experiences a decline in payroll taxes during the fourth quarter each year as certain employees reach maximum taxable salary levels and higher levels of payroll taxes during the first quarter each year due to the annual incentive compensation payments. The increases in medical and workers compensation insurance expense were partly related to the fact that these expenses were reduced during the fourth quarter of 2007 as a result of lower projected costs. The increases related to payroll taxes, medical insurance and workers compensation insurance were partly offset by decreases in expenses related to the Corporation's defined benefit retirement and restoration plans (down $534 thousand).

   The Corporation's defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover.

   Net Occupancy. Net occupancy expense for the three months ended March 31, 2008 did not significantly fluctuate compared to the same period in 2007. Net occupancy expense for the first quarter of 2008 decreased $551 thousand, or 5.4%, compared to the fourth quarter of 2007. The decrease was primarily related to a decrease in repair expense (down $176 thousand) and security service expense (down $115 thousand), as well as decreases in various other categories of net occupancy.

   Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2008 increased $2.0 million, or 29.2%, compared to the same period in 2007 and did not significantly fluctuate compared to the fourth quarter of 2007. The increase from the three months ended March 31, 2007 was primarily related to an increase in software maintenance expense (up $573 thousand), depreciation expense related to furniture and fixtures (up $496 thousand), software amortization expense (up $461 thousand), equipment rental expense (up $256 thousand) and service contracts expense (up $248 thousand). During the second quarter of 2007, the Corporation entered into software maintenance contracts in connection with new operating platforms related to retail delivery.

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2008 decreased $280 thousand, or 12.0%, compared to the same period in 2007 and $116 thousand, or 5.4%, compared to the fourth quarter of 2007. The decrease in amortization expense is primarily the result of a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets, as well as the completion of the amortization for certain intangible assets, partly offset by the impact of the additional amortization of intangible assets acquired in connection with the acquisition of Prime Benefits.

   Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2008 decreased $6.9 million, or 18.7%, compared to the same period in 2007. Significant components of the decrease included decreases in sundry expense from various miscellaneous items (down $6.7 million), losses on sales of foreclosed assets (down $800 thousand) and advertising/promotions expenses (down $798 thousand), partly offset by increases in professional service expense (up $732 thousand) and check card expense (up $216 thousand). Included in sundry expense from various miscellaneous items during the first quarter for 2007 was $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included was $1.4 million in expense related to a contribution for previously unmatched employee contributions to the Corporation's 401(k) plan.

   Total other non-interest expense for the first quarter of 2008 increased $1.2 million, or 4.3%, compared to the fourth quarter of 2007. Significant components of the increase include advertising/promotions expenses (up $735 thousand), professional service expense (up $630 thousand) and check card expense (up $307 thousand). These increases were partly offset by decreases in outside computer service expense (down $284 thousand).

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

	Three Months Ended

	March 31,	December 31,	March 31,
	2008	2007	2007

Banking	$49,436	$49,784	$48,520
Financial Management Group	6,263	7,776	5,527
Non-Banks	(2,919)	(2,860)	(6,768)

Consolidated net income	$52,780	$54,700	$47,279

Banking

   Net income for the three months ended March 31, 2008 increased $916 thousand, or 1.9%, compared to the same period in 2007. The increase was primarily the result of a $2.0 million increase in non-interest income, a $1.8 million decrease in income tax expense and a $655 thousand increase in net interest income partly offset by a $2.2 million increase in non-interest expense and a $1.3 million increase in the provision for possible loan losses.

   Net interest income for the three months ended March 31, 2008 increased $655 thousand, or 0.5%, from the comparable period in 2007. The increase primarily resulted from an increase in the average volume of interest-earning assets, an increase in the number of days in the first quarter of 2008 due to leap year and an increase in the net interest margin. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three months ended March 31, 2008 totaled $4.0 million compared to $2.7 million for the same period in 2007. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three months ended March 31, 2008 increased $2.0 million, or 4.4%, compared to the same period in 2007. This increase was primarily due to increases in other non-interest income, service charges on deposit accounts and insurance commissions and fees. See the analysis of other non-interest income, service charges on deposit accounts and insurance commissions and fees and included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three months ended March 31, 2008 increased $2.2 million, or 2.3%, compared to the same period in 2007. The increase was primarily related to increases in salaries and wages and furniture and equipment expense partly offset by a decrease in other non-interest expense. The increase in salaries and wages was primarily related to normal, annual merit increases and increases in headcount. The increase in furniture and equipment expense was due to increases in software maintenance expense, depreciation expense related to furniture and fixtures, software amortization expense, equipment rental expense and service contracts expense. Other non-interest expense included decreases in advertising/promotion expenses, losses on sales of foreclosed assets and professional service expense, among other things. Other non-interest expense was higher in 2007 in part due to certain sundry charges incurred during the three months ended March 31, 2007. See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.2 million during the three months ended March 31, 2008 and $10.6 million during the three months ended March 31, 2007. Insurance commission revenues increased $530 thousand, or 5.0%, during the three months ended March 31, 2008 compared to the same period in 2007. The increase is primarily related to higher commission income (up $673 thousand) partly offset by a decrease in contingent commissions (down $142 thousand). See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three months ended March 31, 2008 increased $736 thousand, or 13.3%, compared to the same period in 2007. The increase was primarily due to a $1.4 million increase in non-interest income and a $532 thousand increase in net interest income partly offset by a $762 thousand increase in non-interest expense and a $396 thousand increase in income tax expense.

   Net interest income for the three months ended March 31, 2008 increased $532 thousand, or 10.4%, compared to the same period in 2007. The increase in net interest income resulted as the interest rate paid on FMGs repurchase agreements decreased by a disproportionally larger amount than the funds transfer price received for providing those funds. The increase was also partly due to an increase in the average volume of repurchase agreements.

   Non-interest income for the three months ended March 31, 2008 increased $1.4 million, or 6.6%, compared to the same period in 2007. The increase was primarily due to increases in trust fees (up $1.4 million) and other charges, commissions and fees (up $610 thousand) partly offset by a decrease in other income (down $575 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first three months of 2008. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during the three months ended March 31, 2008 compared to the same period in 2007 was primarily the result of increases in investment fees, oil and gas trust management fees and securities lending income. These increases were partly offset by a decrease in estate fees. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increase in other charges, commissions and fees during the first quarter of 2008 compared to 2007 was primarily due to increases in brokerage commissions as well as commission income related to the sale of money market accounts and annuities partly offset by a decrease in commission related to the sale of mutual funds.

   Non-interest expense for the three months ended March 31, 2008 increased $762 thousand, or 4.1%, compared to the same period in 2007 primarily due to an increase in salaries and wages and employee benefits (up $1.2 million on a combined basis) partly offset by a decrease in other non-interest expense (down $323 thousand). The increase in salaries and wages and employee benefits were primarily related to normal, annual merit increases and increases in headcount. The decrease in other non-interest expense was primarily due to general decreases in the various components of other non-interest expense, including cost allocations.

Non-Banks

   The net loss for the Non-Banks operating segment for the three months ended March 31, 2008 decreased $3.8 million compared to the same period in 2007. During the first quarter of 2007, the net loss included $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures.

Income Taxes

   The Corporation recognized income tax expense of $23.3 million, for an effective rate of 30.6%, for the three months ended March 31, 2008 compared to $22.9 million, for an effective rate of 32.6%, for the three months ended March 31, 2007. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2008 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

   Average assets totaled $13.4 billion for the three months ended March 31, 2008 representing an increase of $323.8 million, or 2.5%, compared to average assets for the same period in 2007. The increase was primarily reflected in earning assets, which increased $255.9 million, or 2.3%, during the first quarter of 2008 compared to the first quarter of 2007. The increase in earning assets was primarily due to a $513.7 million, or 6.9%, increase in average loans. Total deposits averaged $10.4 billion for the first quarter of 2008, increasing $141.8 million, or 1.4%, compared to the same period in 2007. Average interest-bearing accounts increased from 65.5% of average total deposits in 2007 to 66.2% of average total deposits in 2008.

Loans

Loans were as follows as of the dates indicated:

	March 31,	Percent	December 31,	March 31,
	2008	of Total	2007	2007

Commercial and industrial:
Commercial	$3,583,588	44.7%	$3,472,759	$3,291,148
Leases	189,719	2.4	184,140	175,372
Asset-based	37,261	0.5	32,963	35,708

Total commercial and industrial	3,810,568	47.6	3,689,862	3,502,228

Real estate:
Construction:
Commercial	635,496	7.9	560,176	659,842
Consumer	61,101	0.8	61,595	108,995
Land:
Commercial	396,759	4.9	397,319	419,218
Consumer	2,189	0.1	2,996	4,872
Commercial real estate mortgages	2,001,059	25.0	1,982,786	1,772,347
1-4 family residential mortgages	96,978	1.2	98,077	116,508
Home equity and other consumer real estate	607,513	7.5	587,721	509,135

Total real estate	3,801,095	47.4	3,690,670	3,590,917

Consumer:
Indirect	1,805	-	2,031	3,075
Student loans held for sale	75,084	0.9	62,861	64,748
Other	323,143	4.1	323,320	305,708
Other	29,927	0.4	29,891	22,083
Unearned discount	(28,725)	(0.4)	(29,273)	(29,503)

Total	$8,012,897	100.0%	$7,769,362	$7,459,256

   Loans totaled $8.0 billion at March 31, 2008, an increase of $243.5 million, or 3.1%, compared to December 31, 2007. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $232.6 million, or 3.1%, from December 31, 2007.

   The majority of the Corporation's loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.6% and 47.5% of total loans while real estate loans made up 47.4% and 47.5% of total loans at March 31, 2008 and December 31, 2007, respectively. Real estate loans include both commercial and consumer balances.

   Commercial and industrial loans increased $120.7 million, or 3.3%, from $3.7 billion at December 31, 2007 to $3.8 billion at March 31, 2008. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $446.4 million at March 31, 2008, increasing $34.5 million, or 8.4%, from $411.9 million at December 31, 2007. At March 31, 2008, 65.4% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $3.8 billion at March 31, 2008 increasing $110.4 million, or 3.0%, from $3.7 billion at December 31, 2007. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $111.5 million, or 3.0%, from December 31, 2007. Commercial real estate loans totaled $3.0 billion at March 31, 2008 and represented 79.8% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2008, approximately 60% of the outstanding principal balance of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, increased $29.2 million, or 2.6%, from December 31, 2007. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $18.3 million, or 2.8%, from December 31, 2007.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	March 31,	December 31,	March 31,
	2008	2007	2007

Consumer real estate:
Construction	$61,101	$61,595	$108,995
Land	2,189	2,996	4,872
Home equity loans	290,845	282,947	243,113
Home equity lines of credit	93,287	86,873	86,183
Other consumer real estate	223,381	217,901	179,839

Total consumer real estate	670,803	652,312	623,002
Consumer non-real estate	323,143	323,320	305,708
Student loans held for sale	75,084	62,861	64,748
Indirect	1,805	2,031	3,075
1-4 family residential mortgages	96,978	98,077	116,508

Total consumer loans	$1,167,813	$1,138,601	$1,113,041

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

	March 31,	December 31,	March 31,
	2008	2007	2007

Non-accrual loans:
Commercial and industrial	$12,516	$11,445	$17,058
Real estate	14,465	12,026	28,197
Consumer and other	1,661	972	1,514

Total non-accrual loans	28,642	24,443	46,769

Foreclosed assets:
Real estate	7,305	4,596	3,120
Other	639	810	595

Total foreclosed assets	7,944	5,406	3,715

Total non-performing assets	$36,586	$29,849	$50,484

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.46%	0.38%	0.68%
Total assets	0.27	0.22	0.38

Accruing past due loans:
30 to 89 days past due	$53,936	$45,290	$51,734
90 or more days past due	17,563	14,347	9,050

Total accruing loans past due	$71,499	$59,637	$60,784

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.67%	0.58%	0.69%
90 or more days past due	0.22	0.19	0.12

Total accruing loans past due	0.89%	0.77%	0.81%

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2008 and December 31, 2007, the Corporation had $24.1 million and $30.3 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At March 31, 2008, potential problem loans consisted of ten credit relationships. Of the total outstanding balance at March 31, 2008, 59.4% related to seven customers in the real estate lot development/single-family residential construction industry, 29.2% related to a customer in the insurance industry and 8.5% related to a customer that operates as a retailer of musical instruments. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $285 thousand for the three months ended March 31, 2008, compared to $730 thousand for the same period in 2007.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended

	March 31,	December 31,	March 31,
	2008	2007	2007

Balance at beginning of period	$92,339	$92,263	$96,085

Provision for possible loan losses	4,005	3,576	2,650

Charge-offs:
Commercial and industrial	(3,758)	(1,937)	(1,247)
Real estate	(1,082)	(613)	(928)
Consumer and other	(1,826)	(2,732)	(1,825)

Total charge-offs	(6,666)	(5,282)	(4,000)

Recoveries:
Commercial and industrial	1,161	459	317
Real estate	413	81	90
Consumer and other	1,246	1,242	1,002

Total recoveries	2,820	1,782	1,409

Net charge-offs	(3,846)	(3,500)	(2,591)

Balance at end of period	$92,498	$92,339	$96,144

Ratio of allowance for possible loan losses to:
Total loans	1.15%	1.19%	1.29%
Non-accrual loans	322.95	377.77	205.57
Ratio of annualized net charge-offs to average total loans	0.20	0.18	0.14

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

   The provision for possible loan losses totaled $4.0 million for the first quarter of 2008, compared to $3.6 million for the fourth quarter of 2007 and $2.7 million for the first quarter of 2007. The provision for possible loan losses increased by $1.4 million, or 51.1%, and $429 thousand, or 12.0%, during the three months ended March 31, 2008 compared to the first and fourth quarters of 2007 in part due to higher levels of charge-offs and an increase in classified loans. The ratio of the allowance for possible loan losses to total loans decreased four basis points from 1.19% at December 31, 2007 to 1.15% at March 31, 2008, primarily due to the overall growth in the loan portfolio. Despite the decline in this ratio, management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At March 31, 2008, shareholders' equity totaled $1.6 billion compared to $1.5 billion at December 31, 2007 and $1.4 billion at March 31, 2007. In addition to net income of $52.8 million, other significant changes in shareholders' equity during the first three months of 2008 included $23.6 million of dividends paid, $15.0 million in proceeds from stock option exercises and the related tax benefits of $3.9 million and $2.4 million related to stock-based compensation. The accumulated other comprehensive gain/loss component of shareholders' equity totaled a net unrealized gain of $64.4 million at March 31, 2008 compared to a net unrealized loss of $7.4 million at December 31, 2007. This fluctuation was primarily related to the after-tax effect of changes in the accumulated net gain/loss on effective cash flow hedges and the net unrealized gain/loss on securities available for sale primarily resulting from the decrease in market interest rates during the first quarter of 2008. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to the accumulated net gain/loss on effective cash flow hedges, the net unrealized gain or loss on securities available for sale and the funded status of the Corporation's defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.40 per common share during the first quarter of 2008 and the fourth quarter of 2007 and a quarterly dividend of $0.34 per common share in the first quarter of 2007. This equates to a dividend payout ratio of 44.6%, 42.9% and 43.1% for each of these periods, respectively.

   From time to time, the Corporation's board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 2.1 million shares at a total cost of $109.4 million during 2007, while the remaining 404 thousand shares approved for repurchase were repurchased during the first quarter of 2008 at a total cost of $21.9 million. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

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

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation's bank subsidiary. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation's bank subsidiary to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. These limitations do not currently prevent the Corporation's bank subsidiary from paying normal dividends to Cullen/Frost. At March 31, 2008, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $51.6 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at March 31, 2008.

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

Recently Issued Accounting Pronouncements

See Note 18 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation's financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2008			December 31, 2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$7,345	$73	4.00%	$8,994	$124	5.47%
Federal funds sold and resell agreements	266,060	2,138	3.23	379,484	4,366	4.56
Securities:
Taxable	2,900,671	37,198	5.15	2,966,132	38,196	5.11
Tax-exempt	513,512	8,275	6.43	506,716	8,154	6.43

Total securities	3,414,183	45,473	5.34	3,472,848	46,350	5.30
Loans, net of unearned discounts	7,917,536	132,906	6.75	7,560,382	142,039	7.45

Total Earning Assets and Average Rate Earned	11,605,124	180,590	6.25	11,421,708	192,879	6.70
Cash and due from banks	649,424			665,754
Allowance for possible loan losses	(91,879)			(92,157)
Premises and equipment	220,804			219,053
Accrued interest and other assets	998,182			954,184

Total Assets	$13,381,655			$13,168,542

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,175,749			$3,165,177
Correspondent banks	289,530			268,840
Public funds	52,511			49,001

Total non-interest-bearing demand deposits	3,517,790			3,483,018
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,620,468	1,028	0.26	1,528,748	1,456	0.38
Money market deposit accounts	3,455,492	17,014	1.98	3,453,993	23,522	2.70
Time accounts	1,395,089	13,979	4.03	1,419,934	15,558	4.35
Public funds	405,444	2,453	2.43	362,277	2,804	3.07

Total interest-bearing deposits	6,876,493	34,474	2.02	6,764,952	43,340	2.54

Total deposits	10,394,283			10,247,970
Federal funds purchased and repurchase agreements	894,371	5,024	2.26	918,599	7,498	3.24
Junior subordinated deferrable interest debentures	136,288	2,106	6.18	139,177	2,543	7.31
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	10,028	139	5.57	11,183	149	5.28

Total Interest-Bearing Funds and Average
Rate Paid	8,167,180	45,823	2.25	8,083,911	57,610	2.83

Accrued interest and other liabilities	168,135			172,202

Total Liabilities	11,853,105			11,739,131
Shareholders' Equity	1,528,550			1,429,411

Total Liabilities and Shareholders' Equity	$13,381,655			$13,168,542

Net interest income		$134,767			$135,269

Net interest spread			4.00%			3.87%

Net interest income to total average earning assets			4.67%			4.70%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	September 30, 2007			June 30, 2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,749	$99	4.49%	$7,911	$106	5.37%
Federal funds sold and resell agreements	713,418	9,288	5.17	498,193	6,623	5.33
Securities:
Taxable	2,733,002	35,675	5.08	2,918,801	37,767	5.09
Tax-exempt	449,162	7,312	6.42	367,684	5,896	6.41

Total securities	3,182,164	42,987	5.26	3,286,485	43,663	5.24
Loans, net of unearned discounts	7,435,690	146,580	7.82	7,455,208	146,204	7.87

Total Earning Assets and Average Rate Earned	11,340,021	198,954	6.92	11,247,797	196,596	6.98
Cash and due from banks	602,798			595,943
Allowance for possible loan losses	(95,992)			(96,613)
Premises and equipment, net	220,926			219,288
Accrued interest and other assets	957,770			956,338

Total Assets	$13,025,523			$12,922,753

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,269,084			$3,226,530
Correspondent banks	247,372			230,383
Public funds	50,614			48,271

Total non-interest-bearing demand deposits	3,567,070			3,505,184
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,325,966	1,776	0.53	1,365,463	1,896	0.56
Money market deposit accounts	3,630,638	29,072	3.18	3,449,291	27,305	3.18
Time accounts	1,363,571	15,023	4.37	1,344,221	14,582	4.35
Public funds	364,681	3,570	3.88	433,652	4,587	4.24

Total interest-bearing deposits	6,684,856	49,441	2.93	6,592,627	48,370	2.94

Total deposits	10,251,926			10,097,811
Federal funds purchased and repurchase agreements	852,338	7,981	3.71	859,511	8,251	3.85
Junior subordinated deferrable interest debentures	139,177	2,548	7.32	139,177	2,499	7.18
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	16,467	201	4.84	26,299	301	4.59

Total Interest-Bearing Funds and Average
Rate Paid	7,942,838	64,250	3.21	7,867,614	63,501	3.24

Accrued interest and other liabilities	152,953			153,522

Total Liabilities	11,662,861			11,526,320
Shareholders' Equity	1,362,662			1,396,433

Total Liabilities and Shareholders' Equity	$13,025,523			$12,922,753

Net interest income		$134,704			$133,095

Net interest spread			3.71%			3.74%

Net interest income to total average earning assets			4.69%			4.72%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	March 31, 2007

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$4,093	$67	6.65%
Federal funds sold and resell agreements	731,158	9,618	5.33
Securities:
Taxable	2,887,714	36,829	5.01
Tax-exempt	322,337	5,158	6.43

Total securities	3,210,051	41,987	5.15
Loans, net of unearned discounts	7,403,874	144,204	7.90

Total Earning Assets and Average Rate Earned	11,349,176	195,876	6.95
Cash and due from banks	640,498
Allowance for possible loan losses	(96,164)
Premises and equipment, net	220,228
Accrued interest and other assets	944,167

Total Assets	$13,057,905

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,238,492
Correspondent banks	247,549
Public funds	55,386

Total non-interest-bearing demand deposits	3,541,427
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,384,819	1,427	0.42
Money market deposit accounts	3,443,281	27,587	3.25
Time accounts	1,403,127	15,101	4.36
Public funds	479,820	4,971	4.20

Total interest-bearing deposits	6,711,047	49,086	2.97

Total deposits	10,252,474
Federal funds purchased and repurchase agreements	837,430	8,221	3.98
Junior subordinated deferrable interest debentures	197,596	3,693	7.48
Subordinated notes payable and other notes	200,000	3,352	6.70
Federal Home Loan Bank advances	36,181	397	4.45

Total Interest-Bearing Funds and Average
Rate Paid	7,982,254	64,749	3.28

Accrued interest and other liabilities	142,692

Total Liabilities	11,666,373
Shareholders' Equity	1,391,532

Total Liabilities and Shareholders' Equity	$13,057,905

Net interest income		$131,127

Net interest spread			3.67%

Net interest income to total average earning assets			4.65%

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

   Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2007 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2007.

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

   As of March 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.6% and 0.4%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 0.1% and a decrease in interest rates of 200 basis points would result in a negative variance in net interest income of 3.5%, relative to the base case over the next 12 months. As of March 31, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.7% and 2.7%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.2% and 4.7%, respectively, relative to the base case over the next 12 months. During the fourth quarter of 2007, the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation's monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant at 7.559% to 8.559%, depending upon the applicable swap contract. In conjunction with entering into the interest rate swap contracts, the Corporation terminated its three interest rate floor contracts, which had a total notional amount of $1.3 billion. These actions resulted in a decrease in the Corporation's sensitivity to changes in interest rates during the first quarter of 2008 compared to the same period in 2007. See Note 17 - Derivative Financial Instruments in the 2007 Form 10-K.

   As of March 31, 2008, a projected 100 basis point decrease in interest rates results in a positive variance in net interest income as the Corporation has a proportionally larger amount of interest-bearing liabilities relative to interest-earning assets that would be impacted immediately, or in the near term, by a decrease in interest rates. Additionally, as of March 31, 2008, a projected 200 basis point decrease in interest rates has a more pronounced effect on net interest income compared to the effect a 200 basis point increase in interest rates. This is primarily caused by the negative convexity of the Corporation's balance sheet, which is primarily related to cash flows associated with the mortgage-backed securities held in the Corporation's investment portfolio.

   As of March 31, 2008, the effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 2.1% negative variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 2.3% positive variance in net interest income.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation's 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended March 31, 2008.

						Maximum
						Number of Shares
					Total Number of	That May Yet Be
					Shares Purchased	Purchased Under
			Total Number of	Average Price	as Part of Publicly	the Plan at the
Period			Shares Purchased	Paid Per Share	Announced Plan	End of the Period

January 1, 2008 to January 31, 2008			-	$-	-	403,764
February 1, 2008 to February 29, 2008			403,764	54.21	403,764	-
March 1, 2008 to March 31, 2008			-	-	-	-

Total			403,764	$54.21	403,764

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: April 23, 2008	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)