Form 10-Q
period 2008-06-30
CULLEN FROST BANKERS INC
filed 2008-07-23
CIK 39263

United States Securities and Exchange Commission Washington, D.C. 20549

For a printer-friendly version, click here
Form 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	June 30, 2008

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

As of July 17, 2008, there were 59,091,315 shares of the registrant's Common Stock, $.01 par value, outstanding.

Part I. Financial Information Item 1. Financial Statements (Unaudited) Cullen/Frost Bankers, Inc. Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Interest income:
Loans, including fees	$122,755	$144,740	$253,718	$287,501
Securities:
Taxable	36,803	37,767	74,001	74,596
Tax-exempt	5,448	3,785	10,779	7,092
Interest-bearing deposits	47	106	120	173
Federal funds sold and resell agreements	802	6,623	2,940	16,241

Total interest income	165,855	193,021	341,558	385,603

Interest expense:
Deposits	25,770	48,370	60,244	97,456
Federal funds purchased and repurchase agreements	2,954	8,251	7,978	16,472
Junior subordinated deferrable interest debentures	1,591	2,499	3,697	6,192
Subordinated notes payable and other borrowings	4,212	4,381	8,431	8,130

Total interest expense	34,527	63,501	80,350	128,250

Net interest income	131,328	129,520	261,208	257,353
Provision for possible loan losses	6,328	2,650	10,333	5,300

Net interest income after provision for possible loan losses	125,000	126,870	250,875	252,053

Non-interest income:
Trust fees	19,040	17,694	37,322	34,601
Service charges on deposit accounts	21,634	20,147	41,227	38,978
Insurance commissions and fees	7,015	6,545	18,173	17,173
Other charges, commissions and fees	9,496	6,979	16,427	13,837
Net gain (loss) on securities transactions	(56)	-	(104)	-
Other	13,452	12,655	27,764	26,503

Total non-interest income	70,581	64,020	140,809	131,092

Non-interest expense:
Salaries and wages	54,534	51,203	109,672	102,917
Employee benefits	11,912	11,997	26,025	26,423
Net occupancy	10,091	9,483	19,738	19,117
Furniture and equipment	9,182	8,230	18,132	15,158
Intangible amortization	1,955	2,188	4,001	4,514
Other	32,416	29,541	62,562	66,600

Total non-interest expense	120,090	112,642	240,130	234,729

Income before income taxes	75,491	78,248	151,554	148,416
Income taxes	22,944	24,619	46,227	47,508

Net income	$52,547	$53,629	$105,327	$100,908

Earnings per common share:
Basic	$0.89	$0.90	$1.80	$1.70
Diluted	0.89	0.89	1.78	1.67

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2008	2007	2007

Assets:
Cash and due from banks	$876,177	$836,539	$572,273
Interest-bearing deposits	4,287	5,898	4,329
Federal funds sold and resell agreements	9,000	354,075	661,062

Total cash and cash equivalents	889,464	1,196,512	1,237,664

Securities held to maturity, at amortized cost	7,418	8,125	9,069
Securities available for sale, at estimated fair value	3,220,479	3,407,012	3,159,569
Trading account securities	13,727	11,913	10,816
Loans, net of unearned discounts	8,353,501	7,769,362	7,412,160
Less: Allowance for possible loan losses	(94,520)	(92,339)	(96,071)

Net loans	8,258,981	7,677,023	7,316,089
Premises and equipment, net	238,401	219,615	219,636
Goodwill	526,476	526,851	528,491
Other intangible assets, net	27,955	31,523	33,966
Cash surrender value of life insurance policies	118,760	116,231	113,990
Accrued interest receivable and other assets	369,592	290,209	320,100

Total assets	$13,671,253	$13,485,014	$12,949,390

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,804,496	$3,597,903	$3,512,108
Interest-bearing deposits	6,822,716	6,931,770	6,664,745

Total deposits	10,627,212	10,529,673	10,176,853

Federal funds purchased and repurchase agreements	957,674	933,072	829,164
Subordinated notes payable and other borrowings	259,085	261,146	268,758
Junior subordinated deferrable interest debentures	136,084	139,177	139,177
Accrued interest payable and other liabilities	148,743	144,858	177,465

Total liabilities	12,128,798	12,007,926	11,591,417

Shareholders' Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares issued at each period end	602	602	602
Additional paid-in capital	585,070	573,799	568,318
Retained earnings	1,032,317	992,138	938,021
Accumulated other comprehensive income (loss), net of tax	(14,956)	(7,382)	(87,455)
Treasury stock, 1,155,547 shares, 1,574,732 shares and 1,163,060 shares, at cost	(60,578)	(82,069)	(61,513)

Total shareholders' equity	1,542,455	1,477,088	1,357,973

Total liabilities and shareholders' equity	$13,671,253	$13,485,014	$12,949,390

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,

	2008	2007

Total shareholders' equity at beginning of period	$1,477,088	$1,376,883

Cumulative effect of adoption of a new accounting principle on January 1, 2008 (Note 18)	(240)	-

Comprehensive income:
Net income	105,327	100,908
Other comprehensive income (loss):
Change in accumulated gain/loss on effective cash flow hedging derivatives of $4,433 in 2008 and $(170) in 2007 net of tax effect of $1,552 in 2008 and $(59) in 2007	2,881	(111)
Change in unrealized gain/loss on securities available for sale of $(16,804) in 2008 and $(51,254) in 2007, net of reclassification adjustment of $104 in 2008 and tax effect of $(5,845) in 2008 and $(17,939) in 2007	(10,855)	(33,315)
Change in funded status of defined benefit post-retirement benefit plans related to the amortization of actuarial losses to net periodic benefit cost of $615 in 2008 and $1,328 in 2007, net of tax effect of $215 in 2008 and $465 in 2007	400	863

Total other comprehensive income (loss)	(7,574)	(32,563)

Total comprehensive income	97,753	68,345

Stock option exercises (823,500 shares in 2008 and 476,509 shares in 2007)	26,835	12,622
Stock compensation expense recognized in earnings	5,055	5,097
Tax benefits related to stock compensation, includes excess tax benefits of $5,817 in 2008 and $4,586 in 2007	6,216	4,653
Purchase of treasury stock (404,315 shares in 2008 and 1,241,851 shares in 2007)	(21,918)	(65,624)
Cash dividends ($0.82 per share in 2008 and $0.74 per share in 2007)	(48,334)	(44,003)

Total shareholders' equity at end of period	$1,542,455	$1,357,973

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,

	2008	2007

Operating Activities:
Net income	$105,327	$100,908
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	10,333	5,300
Deferred tax expense (benefit)	948	(21)
Accretion of loan discounts	(6,001)	(7,193)
Securities premium amortization (discount accretion), net	211	(1,524)
Net (gain) loss on securities transactions	104	-
Depreciation and amortization	16,267	14,951
Origination of loans held for sale	(34,628)	(38,435)
Proceeds from sales of loans held for sale	66,039	35,140
Net gain on sale of loans held for sale and other assets	(1,689)	(870)
Stock-based compensation expense	5,055	5,097
Tax benefit from stock-based compensation	399	67
Excess tax benefits from stock-based compensation	(5,817)	(4,586)
Earnings on life insurance policies	(2,529)	(2,248)
Net change in:
Trading account securities	(1,814)	(1,410)
Accrued interest receivable and other assets	(70,373)	(45,083)
Accrued interest payable and other liabilities	9,948	16,333

Net cash from operating activities	91,780	76,426

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	705	1,024
Securities available for sale:
Purchases	(3,236,256)	(5,032,748)
Sales	856,195	13,840
Maturities, calls and principal repayments	2,549,581	5,140,565
Net change in loans	(622,752)	(34,475)
Net cash paid in acquisitions	(33)	(1,903)
Proceeds from sales of premises and equipment	203	1,396
Purchases of premises and equipment	(28,682)	(13,154)
Proceeds from sales of repossessed properties	2,824	2,511

Net cash from investing activities	(478,215)	77,056

Financing Activities:
Net change in deposits	97,539	(211,056)
Net change in short-term borrowings	24,602	(35,026)
Proceeds from notes payable	-	98,799
Principal payments on notes payable and other borrowings	(5,154)	(120,701)
Proceeds from stock option exercises	26,835	12,622
Excess tax benefits from stock-based compensation arrangements	5,817	4,586
Purchase of treasury stock	(21,918)	(65,624)
Cash dividends paid	(48,334)	(44,003)

Net cash from financing activities	79,387	(360,403)

Net change in cash and cash equivalents	(307,048)	(206,921)
Cash and equivalents at beginning of period	1,196,512	1,444,585

Cash and equivalents at end of period	$889,464	$1,237,664

Supplemental disclosures:
Cash paid for interest	$85,115	$126,336
Cash paid for income taxes	41,351	39,941

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc. Notes to Consolidated Financial Statements (Table amounts are stated in thousands, except for share and per share amounts) Note 1 - Significant Accounting Policies

   Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets, including commercial and consumer banking, trust and investment management, mutual funds, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing.

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

   Comprehensive Income. Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the funded status of defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the six months ended June 30, 2008 and 2007 is reported in the accompanying consolidated statements of changes in shareholders' equity. The Corporation had a comprehensive loss of $26.8 million for the three months ended June 30, 2008 and comprehensive income of $14.3 million for the three months ended June 30, 2007. Comprehensive income/loss during the three months ended June 30, 2008 and 2007 included net after-tax losses of $46.1 million and $39.6 million, respectively, due to increases in the net unrealized loss on securities available for sale. Comprehensive loss during the three months ended June 30, 2008 also included net after-tax losses of $33.4 million due to changes in the accumulated gain/loss on cash flow hedging derivatives.

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

Note 3 - Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2008				December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
U.S. government agencies and corporations	$6,418	$103	$2	$6,519	$7,125	$103	$14	$7,214
Other	1,000	-	-	1,000	1,000	-	-	1,000

Total	$7,418	$103	$2	$7,519	$8,125	$103	$14	$8,214

Securities Available for Sale:
U.S. government agencies and corporations	$2,687,808	$4,305	$36,878	$2,655,235	$2,865,597	$9,756	$30,042	$2,845,311
States and political subdivisions	532,511	2,337	7,410	527,438	524,745	3,040	3,700	524,085
Other	37,806	-	-	37,806	37,616	-	-	37,616

Total	$3,258,125	$6,642	$44,288	$3,220,479	$3,427,958	$12,796	$33,742	$3,407,012

   Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above.

   Securities with a carrying value totaling $2.1 billion at June 30, 2008 and $2.2 billion at December 31, 2007 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

				Three Months Ended June 30,			Six Months Ended June 30,

				2008		2007	2008	2007

Proceeds from sales					$257,189	$13,329	$856,195	$13,840
Gross realized gains					730	-	5,834	-
Gross realized losses					786	-	5,938	-

As of June 30, 2008, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months			More than 12 Months		Total

	Estimated		Unrealized	Estimated	Unrealized	Estimated		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value		Losses

Held to Maturity
U.S. government agencies and corporations	$1,611		$1	$342	$1		$1,953	$2

Total	$1,611		$1	$342	$1		$1,953	$2

Available for Sale
U.S. government agencies and corporations	$2,022,753		$25,075	$287,156	$11,803		$2,309,909	$36,878
States and political subdivisions	268,623		6,207	27,599	1,203		296,222	7,410

Total	$2,291,376		$31,282	$314,755	$13,006		$2,606,131	$44,288

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

   Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

Note 4 - Loans

Loans were as follows:

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2008	of Total	2007	of Total	2007	of Total

Commercial and industrial:
Commercial	$3,714,870	44.4%	$3,472,759	44.7%	$3,258,083	44.0%
Leases	198,814	2.4	184,140	2.4	181,313	2.4
Asset-based	74,073	0.9	32,963	0.4	30,636	0.4

Total commercial and industrial	3,987,757	47.7	3,689,862	47.5	3,470,032	46.8

Real estate:
Construction:
Commercial	671,010	8.0	560,176	7.2	643,182	8.6
Consumer	67,059	0.8	61,595	0.8	87,459	1.2
Land:
Commercial	398,964	4.8	397,319	5.1	418,951	5.7
Consumer	1,978	-	2,996	-	3,222	0.1
Commercial mortgages	2,117,356	25.3	1,982,786	25.5	1,784,307	24.1
1-4 family residential mortgages	87,862	1.1	98,077	1.3	110,358	1.5
Home equity and other consumer	647,790	7.8	587,721	7.6	527,939	7.1

Total real estate	3,992,019	47.8	3,690,670	47.5	3,575,418	48.3

Consumer:
Indirect	1,550	-	2,031	-	2,713	-
Student loans held for sale	32,125	0.4	62,861	0.8	52,113	0.7
Other	326,431	3.9	323,320	4.2	309,714	4.2
Other	41,489	0.5	29,891	0.4	30,663	0.4
Unearned discounts	(27,870)	(0.3)	(29,273)	(0.4)	(28,493)	(0.4)

Total loans	$8,353,501	100.0%	$7,769,362	100.0%	$7,412,160	100.0%

   Concentrations of Credit. Most of the Corporation's lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation's loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2008, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

   Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. The Corporation expects to sell the remainder of the student loan portfolio before the end of 2008.

   Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2008 or December 31, 2007.

   Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $40.5 million at June 30, 2008 and $24.4 million at December 31, 2007. Accruing loans past due more than 90 days totaled $11.9 million at June 30, 2008 and $14.3 million at December 31, 2007.

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

Impaired loans were as follows:

June 30,	December 31,	June 30,
2008	2007	2007

Balance of impaired loans with no allocated allowance	$21,176	$14,986	$5,564
Balance of impaired loans with an allocated allowance	12,722	2,166	32,477

Total recorded investment in impaired loans	$33,898	$17,152	$38,041

Amount of the allowance allocated to impaired loans	$6,309	$1,556	$7,337

   The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $28.1 million and $24.5 million for the three and six months ended June 30, 2008 and $39.0 million and $40.7 million for the three and six months ended June 30, 2007. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

Three Months Ended June 30,	Six Months Ended June 30,

2008	2007	2008	2007

Balance at the beginning of the period	$92,498	$96,144	$92,339	$96,085
Provision for possible loan losses	6,328	2,650	10,333	5,300
Net charge-offs:
Losses charged to the allowance	(6,539)	(4,138)	(13,205)	(8,138)
Recoveries of loans previously charged off	2,233	1,415	5,053	2,824

Net charge-offs	(4,306)	(2,723)	(8,152)	(5,314)

Balance at the end of the period	$94,520	$96,071	$94,520	$96,071

Note 6 - Goodwill and Other Intangible Assets

   Goodwill. Goodwill totaled $526.5 million at June 30, 2008 and $526.9 million at December 31, 2007. The decrease in goodwill was related to recording the final purchase accounting adjustments related to the acquisition of Prime Benefits, Inc. in December 2007 (see Note 2 - Mergers and Acquisitions).

   Other Intangible Assets. Other intangible assets totaled $28.0 million at June 30, 2008 including $24.5 million related to core deposits, $2.8 million related to customer relationships and $670 thousand related to non-compete agreements. Other intangible assets totaled $31.5 million at December 31, 2007 including $27.8 million related to core deposits, $2.5 million related to customer relationships and $1.2 million related to non-compete agreements. The change in intangibles related to customer relationship and non-compete agreements were partly due to purchase accounting adjustments related to the acquisition of Prime Benefits, Inc.

   Amortization expense related to intangible assets totaled $2.0 million and $4.0 million during the three and six months ended June 30, 2008 and totaled $2.2 million and $4.5 million during the three and six months ended June 30, 2007. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2008 is as follows:

Remainder of 2008					$3,847
2009					6,269
2010					4,747
2011					3,968
2012					3,242
Thereafter					5,882

					$27,955

Note 7 - Deposits

Deposits were as follows:

June 30,	Percentage		December 31,	Percentage	June 30,	Percentage
2008	of Total		2007	of Total	2007	of Total

Non-interest-bearing demand deposits:
Commercial and individual	$3,390,403	31.9%	$3,171,510	30.1%	$3,245,743	31.9%
Correspondent banks	351,098	3.3	350,123	3.4	219,515	2.2
Public funds	62,995	0.6	76,270	0.7	46,850	0.4

Total non-interest-bearing demand deposits	3,804,496	35.8	3,597,903	35.2	3,512,108	34.5

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,695,565	15.9	1,722,305	16.4	1,334,628	13.1
Money market accounts	3,440,089	32.4	3,404,472	32.3	3,604,372	35.4
Time accounts under $100,000	586,944	5.5	618,719	5.9	596,187	5.9
Time accounts of $100,000 or more	717,757	6.8	801,269	7.6	729,172	7.2
Public funds	382,361	3.6	385,005	3.6	400,386	3.9

Total interest-bearing deposits	6,822,716	64.2	6,931,770	65.8	6,664,745	65.5

Total deposits	$10,627,212	100.0%	$10,529,673	100.0%	$10,176,853	100.0%

   At June 30, 2008 and December 31, 2007, interest-bearing public funds deposits included $146.7 million and $170.5 million in savings and interest checking accounts, $96.9 million and $107.6 million in money market accounts, $6.5 million and $4.8 million in time accounts under $100 thousand, and $132.3 million and $102.1 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $691.0 million at June 30, 2008 and $699.5 million at December 31, 2007.

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

   Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.8 billion at both June 30, 2008 and December 31, 2007.

   Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $296.3 million at June 30, 2008 and $235.9 million at December 31, 2007. The Corporation had an accrued liability totaling $1.6 million at June 30, 2008 and $1.4 million at December 31, 2007 related to potential obligations under these guarantees.

   Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $4.7 million and $9.3 million for the three and six months ended June 30, 2008 and $4.6 million and $9.0 million for the three and six months ended June 30, 2007. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2007. See the 2007 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

June 30, 2008
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,428,024	12.68%	$901,066	8.00%	N/A	N/A
Frost Bank	1,346,877	11.96	900,579	8.00	$1,125,723	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,143,504	10.15	450,533	4.00	N/A	N/A
Frost Bank	1,162,357	10.33	450,289	4.00	675,434	6.00
Leverage Ratio
Cullen/Frost	1,143,504	8.69	526,265	4.00	N/A	N/A
Frost Bank	1,162,357	8.84	525,809	4.00	657,261	5.00

December 31, 2007
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,353,125	12.59%	$859,730	8.00%	N/A	N/A
Frost Bank	1,288,306	12.05	855,265	8.00	$1,069,081	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,070,786	9.96	429,865	4.00	N/A	N/A
Frost Bank	1,105,967	10.35	427,632	4.00	641,449	6.00
Leverage Ratio
Cullen/Frost	1,070,786	8.37	511,636	4.00	N/A	N/A
Frost Bank	1,105,967	8.65	511,164	4.00	638,955	5.00

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

   Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation's financial statements. Management believes, as of June 30, 2008, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

   Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation's wholly owned subsidiary trusts, Cullen/Frost Capital Trust II, and Summit Bancshares Statutory Trust I, have not been included in the Corporation's consolidated financial statements. However, the $132 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board.

Note 11 - Derivative Financial Instruments

   The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

   Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at June 30, 2008 and December 31, 2007 are presented in the following table. The Corporation obtains dealer quotations to value its prime-rate loan swaps designated as hedges of cash flows. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors.

June 30, 2008	December 31, 2007

Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on commercial loans/leases	$169,970	$(5,590)	$180,908	$(5,600)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	1,200,000	37,881	1,200,000	33,857

Non-hedging interest rate derivatives:
Interest rate swaps on commercial loans/leases	473,264	15,325	328,226	12,928
Interest rate swaps on commercial loans/leases	473,264	(15,325)	328,226	(12,928)
Interest rate caps on commercial loans/leases	4,936	26	-	-
Interest rate caps on commercial loans/leases	4,936	(26)	-	-
Interest rate floors on commercial loans/leases	4,936	32	-	-
Interest rate floors on commercial loans/leases	4,936	(32)	-	-

The weighted-average rates paid and received for interest rate swaps and the weighted-average strike rate for interest rate caps and floors outstanding at June 30, 2008 were as follows:

Weighted-Average

Interest Rate Paid	Interest Rate Received	Strike Rate

Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.85%	2.51%	-
Cash flow hedge interest rate swaps on variable-rate loans	5.00	7.56	-
Non-hedging interest rate swaps	5.16	5.16	-

Interest rate caps and floors:
Interest rate caps on variable-rate loans	-	-	3.50%
Interest rate floors on variable-rate loans	-	-	3.29

   Interest rate contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation's Asset/Liability Management Committee.

   The Corporation's credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases, credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Corporation's credit exposure relating to interest rate swaps with bank customers was approximately $13.4 million at June 30, 2008. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation's credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $9.4 million at June 30, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in interest rate swap values.

   For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax gain related to derivatives included in accumulated other comprehensive income totaled $24.2 million at June 30, 2008.

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

June 30, 2008	December 31, 2007

Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	267	$19,020	355	$7,997
Oil	Barrels	267	(18,953)	355	(7,909)
Natural gas	MMBTUs	1,590	6,320	1,510	820
Natural gas	MMBTUs	1,590	(6,273)	1,510	(786)

Commodity options:
Oil	Barrels	246	7,131	383	3,335
Oil	Barrels	246	(7,131)	383	(3,334)

   The Corporation's credit exposure on commodity swaps/options is limited to the net favorable value of all swaps/options by each counterparty. In such cases, credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Corporation's credit exposure relating to commodity swaps/options with bank customers was approximately $32.4 million at June 30, 2008. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure in excess of collateral pledged relating to commodity swaps/options with upstream financial institution counterparties at June 30, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in commodity swap/option values.

   Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2008 and December 31, 2007.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

Three Months Ended	Six Months Ended
June 30,	June 30,

2008	2007	2008	2007

Weighted-average shares outstanding for basic earnings per share	58,732,666	59,324,340	58,635,340	59,499,098
Dilutive effect of stock options and non-vested stock awards	482,996	809,980	506,930	863,492

Weighted-average shares outstanding for diluted earnings per share	59,215,662	60,134,320	59,142,270	60,362,590

Note 13 - Stock-Based Compensation

A combined summary of activity in the Corporation's active stock plans is presented in the following table.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2008	1,896,150	233,100	$50.68	4,526,276	$45.44

Granted	(2,000)	-	-	2,000	53.55
Director deferred stock units awarded	(5,450)	-	-	-	-
Stock options exercised	-	-	-	(823,500)	32.59
Stock awards vested	-	(1,500)	42.53	-	-
Forfeited	28,550	-	-	(28,550)	51.68
Canceled	(1,500)	-	-	-	-

Balance, June 30, 2008	1,915,750	231,600	50.73	3,676,226	48.27

   During the second quarter of 2008, the Corporation awarded non-employee directors a total of 5,450 deferred stock units. Upon retirement from the Corporation's board of directors, non-employee directors will receive one share of the Corporation's common stock for each deferred stock unit held. The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation's common stock. The Corporation recognized stock-compensation expense totaling $300 thousand related to the award of deferred stock units during the second quarter of 2008. The expense was based upon the market price of the Corporation's stock on the date of the awards.

   During the six months ended June 30, 2008 and 2007, proceeds from stock option exercises totaled $26.8 million and $12.6 million. During the six months ended June 30, 2008, all of the shares issued in connection with stock option exercises were issued from available treasury stock.

   Stock-based compensation expense totaled $2.7 million and $5.1 million during both the three and six months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $15.3 million at June 30, 2008, while unrecognized stock-based compensation expense related to non-vested stock awards was $5.3 million at June 30, 2008.

Note 14 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation's qualified and non-qualified defined benefit pension plans were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,

		2008	2007	2008	2007

Expected return on plan assets, net of expenses		$(2,310)	$(2,047)	$(4,620)	$(4,094)
Interest cost on projected benefit obligation		1,935	1,869	3,871	3,738
Net amortization and deferral		308	664	615	1,328

Net periodic benefit cost		$(67)	$486	$(134)	$972

The Corporation's non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $5.2 million through June 30, 2008. The Corporation does not expect to make any additional contributions during the remainder of 2008.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during either of the reported periods.

Note 15 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Current income tax expense	$22,171	$23,900	$45,279	$47,529
Deferred income tax expense (benefit)	773	719	948	(21)

Income tax expense as reported	$22,944	$24,619	$46,227	$47,508

Effective tax rate	30.4%	31.5%	30.5%	32.0%

   Net deferred tax assets totaled $31.2 million at June 30, 2008 and $27.9 million at December 31, 2007. No valuation allowance was recorded against deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

   The Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Corporation's financial statements.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated

Revenues from (expenses to) external customers:
Three months ended:
June 30, 2008	$174,143	$30,084	$(2,318)	$201,909
June 30, 2007	169,485	27,808	(3,753)	193,540

Six months ended:
June 30, 2008	$348,790	$59,050	$(5,823)	$402,017
June 30, 2007	341,513	54,805	(7,873)	388,445

Net income (loss):
Three months ended:
June 30, 2008	$47,702	$7,068	$(2,223)	$52,547
June 30, 2007	50,179	6,579	(3,129)	53,629

Six months ended:
June 30, 2008	$97,138	$13,331	$(5,142)	$105,327
June 30, 2007	98,699	12,106	(9,897)	100,908

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

   In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

   Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

   The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$-	$3,182,673	$-	$3,182,673
Trading account securities	13,622	105	-	13,727
Derivative assets	-	85,735	-	85,735
Derivative liabilities	-	53,330	-	53,330

   Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $4.3 million were reduced by specific valuation allowance allocations totaling $1.7 million to a total reported fair value of $2.6 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $7.8 million were reduced by specific valuation allowance allocations totaling $4.0 million to a total reported fair value of $3.8 million based on collateral valuations utilizing Level 3 valuation inputs.

\

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

   Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Corporation's financial statements.

Note 18 - New Accounting Standards

Statements of Financial Accounting Standards

   SFAS No. 141, "Business Combinations (Revised 2007)." SFAS 141R replaces SFAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met by the target in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, "Accounting for Contingencies." SFAS 141R is expected to have a significant impact on the Corporation's accounting for business combinations closing on or after January 1, 2009.

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

   SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Corporation's financial statements.

Financial Accounting Standards Board Staff Positions

   FASB Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Corporation's financial statements.

Financial Accounting Standards Board Interpretations

   FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." The Corporation adopted Interpretation No. 48 on January 1, 2007. See Note 15 - Income Taxes for additional information.

Emerging Issues Task Force Issues

   Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements." EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity' obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee' active service period based on the future cost of insurance to be incurred during the employee' retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." The Corporation adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $240 thousand.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Cullen/Frost Bankers, Inc.

   The following discussion should be read in conjunction with the Corporation's consolidated financial statements, and notes thereto, for the year ended December 31, 2007, included in the 2007 Form 10-K. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.

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

Results of Operations

   Net income totaled $52.5 million, or $0.89 diluted per share, for the three months ended June 30, 2008 compared to $53.6 million, or $0.89 diluted per share, for the three months ended June 30, 2007 and $52.8 million, or $0.89 diluted per share, for the three months ended March 31, 2008. Net income totaled $105.3 million, or $1.78 diluted per share, for the six months ended June 30, 2008 compared to $100.9 million, or $1.67 diluted per share, for the six months ended June 30, 2007.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007

Taxable-equivalent net interest income	$136,223	$134,767	$133,095	$270,991	$264,222
Taxable-equivalent adjustment	4,895	4,887	3,575	9,783	6,869

Net interest income	131,328	129,880	129,520	261,208	257,353
Provision for possible loan losses	6,328	4,005	2,650	10,333	5,300

Net interest income after provision for possible loan losses	125,000	125,875	126,870	250,875	252,053
Non-interest income	70,581	70,228	64,020	140,809	131,092
Non-interest expense	120,090	120,040	112,642	240,130	234,729

Income before income taxes	75,491	76,063	78,248	151,554	148,416
Income taxes	22,944	23,283	24,619	46,227	47,508

Net income	$52,547	$52,780	$53,629	$105,327	$100,908

Earnings per common share - basic	$0.89	$0.90	$0.90	$1.80	$1.70
Earnings per common share - diluted	0.89	0.89	0.89	1.78	1.67
Dividends per common share	0.42	0.40	0.40	0.82	0.74

Return on average assets	1.56%	1.59%	1.66%	1.57%	1.57%
Return on average equity	13.44	13.89	15.40	13.66	14.60

   Net income decreased $1.1 million, or 2.0%, for the three months ended June 30, 2008 and increased $4.4 million, or 4.4%, for six months ended June 30, 2008 compared to the same periods in 2007. The decrease during the three months ended June 30, 2008 was primarily the result of a $7.4 million increase in non-interest expense and a $3.7 million increase in the provision for possible loan losses partly offset by a $6.6 million increase in non-interest income, a $1.8 million increase in net interest income and a $1.7 million decrease in income tax expense. The increase during the six months ended June 30, 2008 was primarily the result of a $9.7 million increase in non-interest income, a $3.9 million increase in net interest income and a $1.3 million decrease in income tax expense partly offset by a $5.4 million increase in non-interest expense and a $5.0 million increase in the provision for possible loan losses.

   Net income for the second quarter of 2008 decreased $233 thousand, or 0.4%, from the first quarter of 2008. The decrease was primarily the result of a $2.3 million increase in the provision for possible loan losses partly offset by a $1.4 million increase in net interest income, a $353 thousand increase in non-interest income and a $339 thousand decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

   Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation's largest source of revenue, representing 65.0% of total revenue during the first six months of 2008. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

   The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2007 at 8.25% and decreased 50 basis points in the third quarter and 50 basis in the fourth quarter to end the year at 7.25%. During the first six months of 2008, the prime interest rate decreased 200 basis points in the first quarter and 25 basis points in the second quarter to end the period at 5.00%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner. It began 2007 at 5.25% and decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%. During the first six months of 2008, the federal funds rate decreased 200 basis points in the first quarter and 25 basis points in the second quarter to end the period at 2.00%.

   The Corporation's balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation's net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation's balance sheet less sensitive to changes in interest rates, the Corporation entered into interest rate swaps during the fourth quarter of 2007 that effectively convert $1.2 billion of loans with variable interest rates tied to the prime rate into fixed rate loans for a period of seven years (see Note 17 - Derivative Financial Instruments in the 2007 Form 10-K). As a result, the Corporation's balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation's net interest margin. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a rising interest rate environment. As stated above, during the first six months of 2008, the federal funds rate and the prime interest rate each decreased 225 basis points to 2.00% and 5.00%, respectively. The Corporation currently believes that that the federal funds rate and the prime interest rate will remain stable into the foreseeable future; however, there can be no assurance to that effect as changes in market interest rates are dependent upon a variety of factors that are beyond the Corporation's control. Further analysis of the components of the Corporation's net interest margin is presented below.

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

		Second Quarter	Second Quarter		First Six Months
		2008 vs.	2008 vs.		2008 vs.
		Second Quarter	First Quarter		First Six Months
		2007	2008		2007

Due to changes in average volumes		$4,354	$1,171		$5,526
Due to changes in average interest rates		(1,226)	285		(246)
Due to difference in the number days in each of the comparable periods		-	-		1,489

Total change		$3,128	$1,456		$6,769

   Taxable-equivalent net interest income for the three months ended June 30, 2008 increased $3.1 million, or 2.4%, compared to the same period in 2007. The increase primarily resulted from an increase in the average volume of earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the second quarter of 2008 increased $469.0 million compared to the same period in 2007. Over the same time frame, the net interest margin decreased 4 basis points from 4.72% in 2007 to 4.68% in 2008.

Taxable-equivalent net interest income for the six months ended June 30, 2008 increased $6.8 million, or 2.6% compared to the same period in 2007. The increase primarily resulted from an increase in the average volume of interest-earning assets and an increase in the number of days in the first six months of 2008, due to leap year, partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the first six months of 2008 increased $362.8 million compared to the same period in 2007. Over the same time frame, the net interest margin decreased 2 basis points from 4.69% in 2007 to 4.67% in 2008. Taxable-equivalent net interest income for the first six months of 2008 included 182 days compared to 181 days for the first six months of 2007. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first six months of 2008. Excluding the impact of the additional day during the first quarter of 2008 results in an effective increase in taxable-equivalent net interest income of approximately $5.3 million during the first six months of 2008 compared to the same period in 2007. This effective increase was the result of the aforementioned increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin.

   The Corporation's net interest margin decreased 2 basis points from 4.69% during the first six months of 2007 to 4.67% during the first six months of 2008, in part due to lower average market interest rates. The effect of lower average market interest rates was substantially mitigated by a disproportionally larger decrease in the average cost of funds, which decreased 129 basis points from 3.26% in 2007 to 1.97% in 2008, compared to the decrease in the average yield on interest-earning assets, which decreased 90 basis points from 6.96% in 2007 to 6.06% in 2008. The decreases in the average cost of funds and the average yield on interest-earning assets were primarily due to a decrease in average market interest rates. The effect of lower average market interest rates on the average yield on interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans. In addition to lower average market interest rates, the cost of funds was further impacted by an increase in the relative proportion of lower-cost savings and interest checking deposits in 2008 relative to 2007. The negative impact of lower average market interest rates on the average yield on interest-earning assets was partly limited as the Corporation had a larger proportion of average interest-earning assets invested in higher-yielding loans, which increased from 65.8% of total average interest-earning assets during the first six months of 2007 to 69.1% of total average interest-earning assets during the first six months of 2008, and a lower proportion of average interest-earning assets invested in lower-yielding federal funds sold and resell agreements during 2008 relative to 2007.

   Taxable-equivalent net interest income for the second quarter of 2008 increased $1.5 million, or 1.1%, from the first quarter of 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets and an increase in the net interest margin. The average volume of interest-earning assets for the second quarter of 2008 increased $111.7 million compared to the first quarter of 2008. The net interest margin increased one basis point from 4.67% in the first quarter of 2008 to 4.68% in the second quarter of 2008, despite a 25 basis point decrease in both the prime rate and the federal funds rate during the second quarter of 2008. The negative impact of lower average market interest rates on the average yield on interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans as well as the fact that the Corporation had a larger proportion of average interest-earning assets invested in higher-yielding loans, which increased from 68.2% of total average interest-earning assets during the first quarter of 2008 to 69.9% of total average interest-earning assets during the second quarter of 2008, and a lower proportion of average interest-earning assets invested in lower-yielding federal funds sold and resell agreements.

   The average volume of loans, the Corporation's primary category of interest-earning assets, increased $622.8 million during the six months ended June 30, 2008 compared to the same period in 2007. The average yield on loans was 6.43% during the first six months of 2008 compared to 7.88% during the same period in 2007. As stated above, the Corporation had a larger proportion of average interest-earning assets invested in loans during 2008 compared to 2007. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a positive effect on the net interest margin. The average volume of securities increased $148.5 million during the first six months of 2008 compared to the same period in 2007. The average yield on securities was 5.36% during the first six months of 2008 compared to 5.20% during same period in 2007. The increase in the average yield on securities during 2008 compared to 2007 was partly due to the Corporation having a larger proportion of securities invested in higher-yielding, tax-exempt municipal securities. Average federal funds sold and resell agreements during the first six months of 2008 decreased $409.2 million compared to the same period in 2007. The average yield on federal funds sold and resell agreements was 2.89% during the first six months of 2008 compared to 5.33% during the same period in 2007.

   Average deposits increased $230.6 million during the first six months of 2008 compared to the same period in 2007. Average interest-bearing deposits for the first six months of 2008 increased $229.3 million compared to the same period in 2007. The ratio of average interest-bearing deposits to total average deposits was 66.1% during the first six months of 2008 compared to 65.4% during the same period in 2007. The average cost of interest-bearing deposits and total deposits was 1.76% and 1.16% during the first six months of 2008 compared to 2.95% and 1.93% during the first six months of 2007. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates.

   The Corporation's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 4.09% during the first six months of 2008 compared to 3.70% during the first six months of 2007. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

   The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $6.3 million and $10.3 million for the three and six months ended June 30, 2008 compared to $2.7 million and $5.3 million for the three and six months ended June 30, 2007. See the section captioned "Allowance for Possible Loan Losses" elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007

Trust fees	$19,040	$18,282	$17,694	$37,322	$34,601
Service charges on deposit accounts	21,634	19,593	20,147	41,227	38,978
Insurance commissions and fees	7,015	11,158	6,545	18,173	17,173
Other charges, commissions and fees	9,496	6,931	6,979	16,427	13,837
Net gain (loss) on securities transactions	(56)	(48)	-	(104)	-
Other	13,452	14,312	12,655	27,764	26,503

Total	$70,581	$70,228	$64,020	$140,809	$131,092

   Total non-interest income for the three and six months ended June 30, 2008 increased $6.6 million, or 10.2%, and $9.7 million, or 7.4%, compared to the same periods in 2007. Total non-interest income for the second quarter of 2008 increased $353 thousand, or 0.5%, compared to the first quarter of 2008. Changes in the components of non-interest income are discussed below.

   Trust Fees. Trust fee income for the three and six months ended June 30, 2008 increased $1.3 million, or 7.6%, and $2.7 million, or 7.9%, compared to the same periods in 2007. Investment fees are the most significant component of trust fees, making up approximately 69% and 70% of total trust fees for the first six months of 2008 and 2007, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

   The increase in trust fee income during the three months ended June 30, 2008 compared to the same period in 2007 was primarily the result of increases in oil and gas trust management fees (up $601 thousand), securities lending income (up $412 thousand) and investment fees (up $372 thousand). The increase in trust fee income during the six months ended June 30, 2008 compared to the same period in 2007 was primarily the result of increases in investment fees (up $1.3 million), oil and gas trust management fees (up $1.2 million) and securities lending income (up $947 thousand). The increase in oil and gas trust management fees was partly related to new lease bonuses and increased production. The increase in securities lending income was due in part to increased transaction spreads. The increase in investment fees was primarily due to growth in average trust assets and the number of trust accounts. The growth in average trust assets was primarily in managed accounts, which have a higher fee rate than non-managed accounts. The Corporation has been successful with business development activities and customer retention despite the recent market correction in equity valuations. Equity valuations during the first half of 2008 have been lower on average compared to the first half of 2007 while bond valuations are higher as a result of lower market interest rates.

   Trust fee income for the second quarter of 2008 increased $758 thousand, or 4.1%, compared to the first quarter of 2008. The increase was primarily the result of increases in tax fees (up $611 thousand), oil and gas fees (up $169 thousand) and investment fees (up $166 thousand). These increases were partially offset by decreases in real estate fees (down $187 thousand).

   At June 30, 2008, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (40.9% of trust assets), equity securities (37.6% of trust assets) and cash equivalents (14.5% of trust assets). The estimated fair value of trust assets was $23.9 billion (including managed assets of $10.4 billion and custody assets of $13.5 billion) at June 30, 2008, compared to $24.8 billion (including managed assets of $10.5 billion and custody assets of $14.3 billion) at December 31, 2007 and $24.1 billion (including managed assets of $10.0 billion and custody assets of $14.1 billion) at June 30, 2007.

   Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2008 increased $1.5 million, or 7.4%, and $2.2 million, or 5.8%, compared to the same periods in 2007. During the three months ended June 30, 2008 increases in service charges on commercial accounts (up $2.0 million) were partly offset by decreases in service charges on consumer accounts (down $723 thousand). During the six months ended June 30, 2008 increases in service charges on commercial accounts (up $2.4 million) and in overdraft/insufficient funds charges on consumer accounts (up $536 thousand) were partly offset by decreases in service charges on consumer accounts (down $1.4 million). The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates are lower compared to the first six months of 2007, deposit balances have become less valuable and are yielding a lower earnings credit rate. As a result, customers are paying for more of their services through fees rather than with earning credits applied to their deposit balances. The increase in overdraft/insufficient funds charges on consumer accounts was partly the result of growth in deposit accounts and an increase in the per-occurrence fee charged during the second quarter of 2007. The decrease in service charges on consumer accounts is partly the result of a shift in the relative mix of deposit products towards lower cost/free accounts, which is partly related to a restructuring of the Corporation's deposit product offerings.

   Service charges on deposit accounts for the second quarter of 2008 increased $2.0 million, or 10.4%, compared to the first quarter of 2008. The increase was primarily due to an increase in service charges on commercial accounts (up $1.5 million), primarily from a lower earnings credit rate, and an increase in overdraft/insufficient funds charges on consumer accounts (up $539 thousand), which was partly the result of normal seasonal variation.

   Insurance Commissions and Fees. Insurance commissions and fees for the three and six months ended June 30, 2008 increased $470 thousand, or 7.2%, and $1.0 million, or 5.8%, compared to the same periods in 2007. The increases were primarily related to higher commission income (up $417 thousand and $1.1 million for the three and six months ended June 30, 2008).

   Insurance commissions and fees include contingent commissions totaling $206 thousand and $3.5 million during the three and six months ended June 30, 2008 and $154 thousand and $3.6 million during the three and six months ended June 30, 2007. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $3.0 million and $3.3 million during the six months ended June 30, 2008 and 2007. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $206 thousand and $491 thousand during the three and six months ended June 30, 2008 and $149 thousand and $274 thousand during the three and six months ended June 30, 2007.

   Insurance commissions and fees for the second quarter of 2008 decreased $4.1 million, or 37.1%, compared to the first quarter of 2008. The decrease was primarily due to the seasonal decrease in contingent commissions (down $3.1 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the second quarter of 2008 decreased $1.0 million compared to the first quarter of 2008 primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

   Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2008 increased $2.5 million, or 36.1%, and $2.6 million, or 18.7%, compared to the same periods in 2007. The increase during the three months ended June 30, 2008 was primarily related to an increase in investment banking fees related to corporate advisory services (up $1.4 million), mutual fund management fees (up $514 thousand) and commission income related to the sale of money market accounts (up $465 thousand). Investment banking fees related to corporate advisory services are transaction-based and can vary significantly from quarter to quarter. The mutual fund management fees represent fee revenue related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation. The increase in other charges, commissions and fees during the six months ended June 30, 2008 was primarily related to an increase in investment banking fees related to corporate advisory services (up $1.4 million), commission income related to the sale of money market accounts (up $857 thousand) and mutual fund management fees (up $514 thousand) related to Frost Investment Advisors, LLC.

   Other charges, commissions and fees for the second quarter of 2008 increased $2.6 million, or 37.0%, compared to the first quarter of 2008. The increase was primarily due to increases in investment banking fees related to corporate advisory services (up $1.3 million) and mutual fund management fees (up $514 thousand) related to Frost Investment Advisors, LLC.

   Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $856.3 million and $13.8 million during the six months ended June 30, 2008 and 2007. The Corporation realized a net loss of $104 thousand on the 2008 sales. No gains or losses were realized on the 2007 sales. The Corporation sold $599.1 million of securities during the first quarter of 2008 in connection with a restructuring of the Corporation's securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime rate. The proceeds from the sales were reinvested in longer-term securities with higher yields. The Corporation sold $257.2 million of securities during the second quarter of 2008,of which approximately $190.0 million were primarily sold for liquidity management purposes as loans grew $584.1 million, or 7.5%, from December 31, 2007.

   Other Non-Interest Income. Other non-interest income increased $797 thousand, or 6.3%, for the three months ended June 30, 2008 compared to the same period in 2007. Contributing to the increase were increases in mineral interest income (up $566 thousand), income from check card usage (up $489 thousand), gains on the sale of student loans (up $435 thousand) and income from securities trading and customer derivative activities (up $409 thousand). These increases were partly offset by a decrease in sundry income from various miscellaneous items (down $462 thousand) and earnings on cashier check balances (down $453 thousand). Sundry income from various miscellaneous items generally includes various one-time, non-recurring items. The decrease in earnings on cashier check balances was primarily due to a decrease in fees received on balances maintained with the Corporation's third-party processor as such fees are tied to market interest rates which are comparatively lower in 2008 relative to 2007. During the second quarter of 2008, the Corporation began to maintain cashiers check balances in-house. Accordingly, the third-party fees on cashier check balances will continue to decline. The cashier check balances maintained in-house by the Corporation will provide investable funds from which the Corporation will derive interest income in future periods.

   Other non-interest income increased $1.3 million, or 4.8%, for the six months ended June 30, 2008 compared to the same period in 2007. Contributing to the increase were increases in income from check card usage (up $1.1 million), income from securities trading and customer derivative activities (up $596 thousand), gains on the sale of student loans (up $594 thousand) and mineral interest income (up $410 thousand). These increases were partly offset by a decrease in earnings on cashier check balances (down $626 thousand) and in gains on sale of assets (down $602 thousand).

   Other non-interest income for the second quarter of 2008 decreased $860 thousand or 6.0%, compared to the first quarter of 2008. Contributing to the decrease were decreases in sundry income from various miscellaneous items (down $1.7 million) and earnings on cashier check balances (down $244 thousand), as well as decreases in various other categories of non-interest income. These decreases were partly offset by increases in mineral interest income (up $665 thousand), income from check card usage (up $315 thousand) and gains on the sale of student loans (up $285 thousand). During the first quarter of 2008, sundry income from various miscellaneous items included $1.9 million related to the partial redemption of shares received from the VISA, Inc. initial public offering resulting from the Corporation's membership interest in VISA USA. A portion of the shares allocated to the Corporation in the initial public offering were withheld to cover the costs and liabilities associated with certain litigation for which the Corporation, based on its prior proportionate membership interest in VISA USA, is obligated to indemnify VISA under its indemnification agreement with VISA USA. The Corporation accrued $548 thousand in connection with its obligations under the indemnification agreement during the fourth quarter of 2007. Since a portion of the shares allocated to the Corporation in the initial public offering were withheld, the Corporation was not required to make any cash payments related to the indemnification agreement. As such, the indemnification accrual related to certain pending litigation was reversed during the first quarter of 2008 and included in the aforementioned $1.9 million of income. Additional accruals may be required in future periods should the Corporation's estimate of its obligations under the indemnification agreement change.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007

Salaries and wages	$54,534	$55,138	$51,203	$109,672	$102,917
Employee benefits	11,912	14,113	11,997	26,025	26,423
Net occupancy	10,091	9,647	9,483	19,738	19,117
Furniture and equipment	9,182	8,950	8,230	18,132	15,158
Intangible amortization	1,955	2,046	2,188	4,001	4,514
Other	32,416	30,146	29,541	62,562	66,600

Total	$120,090	$120,040	$112,642	$240,130	$234,729

   Total non-interest expense for the three and six months ended June 30, 2008 increased $7.4 million, or 6.6%, and $5.4 million, or 2.3%, compared to the same periods in 2007. Total non-interest expense for the second quarter of 2008 did not significantly fluctuate compared to the first quarter of 2008. Changes in the components of non-interest expense are discussed below.

   Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2008 increased $3.3 million, or 6.5%, and $6.8 million, or 6.6%, compared to the same periods in 2007. The increases were primarily related to normal, annual merit increases and increases in headcount.

   Salaries and wages expense for the second quarter of 2008 decreased $604 thousand, or 1.1%, compared to the first quarter of 2008. The decrease was primarily related to an increase in cost deferrals related to increased lending activity.

   Employee Benefits. Employee benefits expense for the three months ended June 30, 2008 did not significantly fluctuate when compared to the same period in 2007 as decreases in expenses related to the Corporation's defined benefit retirement and restoration plans (down $532 thousand) and workers compensation insurance expense (down $208 thousand) were mostly offset by increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $495 thousand) and payroll taxes (up $134 thousand). Employee benefits expense for the six months ended June 30, 2008 decreased $398 thousand, or 1.5%, compared to the same periods in 2007. The decrease during the six months ended June 30, 2008 was primarily related to decreases in expenses related to the Corporation's defined benefit retirement and restoration plans (down $1.1 million) and workers compensation insurance expense (down $217 thousand). These decreases were partially offset by increases in expenses related to the Corporation's 401(k) and profit sharing plans (up $483 thousand) and payroll taxes (up $462 thousand).

   Employee benefits expense for the second quarter of 2008 decreased $2.2 million, or 15.6%, compared to the first quarter of 2008 primarily due to decreases in payroll taxes (down $1.5 million) and expenses related to the Corporation's 401(k) and profit sharing plan expenses (down $585 thousand). The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to annual incentive compensation payments.

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

   Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2008 increased $608 thousand, or 6.4%, and $621 million, or 3.2%, compared to the same periods in 2007. The increase during the three months ended June 30, 2008 was primarily related to an increase in lease expense (up $286 thousand), utilities (up $172 thousand) and building maintenance (up $140 thousand). The increase during the six months ended June 30, 2008 was primarily due to an increase in lease expense (up $330 thousand) and utilities (up $259 thousand). Net occupancy expense for the second quarter of 2008 increased $444 thousand, or 4.6%, compared to the first quarter of 2008 primarily due to increases in building maintenance (up $163 thousand), utilities (up $124 thousand) and lease expense (up $115 thousand). The increases in these items were partly related to the additional costs associated with new branch locations.

   Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2008 increased $952 thousand, or 11.6%, and $3.0 million, or 19.6%, compared to the same periods in 2007. The increase during the three months ended June 30, 2008 was primarily related to increases in software amortization expense (up $423 thousand), depreciation expense related to furniture and fixtures (up $325 thousand) and service contracts expense (up $261 thousand). The increase during the six months ended June 30, 2008 was primarily related to increases in software amortization expense (up $884 thousand), depreciation expense related to furniture and fixtures (up $829 thousand), software maintenance expense (up $641 thousand) and service contracts expense (up $509 thousand). The Corporation entered into software maintenance contracts in connection with new operating platforms related to retail delivery during the second quarter of 2007. Furniture and equipment expense for the second quarter of 2008 increased $232 thousand, or 2.6%, compared to the first quarter of 2008 primarily due to increases in software maintenance expense (up $131 thousand) and software amortization expense (up $66 thousand).

   Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2008 decreased $233 thousand, or 10.7% and $513 thousand, or 11.4% compared to the same periods in 2007. Intangible amortization for the second quarter of 2008 did not significantly fluctuate when compared to the first quarter of 2008. The decrease in amortization expense is primarily the result of a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets, as well as the completion of the amortization for certain intangible assets, partly offset by the impact of the additional amortization of intangible assets acquired in connection with the acquisition of Prime Benefits during the fourth quarter of 2007.

   Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2008 increased $2.9 million, or 9.7%, and decreased $4.0 million, or 6.1%, compared to the same periods in 2007. Significant components of the increase during the three months ended June 30, 2008 included professional service expense (up $1.3 million), sundry expense from various miscellaneous items (up $1.0 million) and FDIC insurance expense (up $341 thousand). A portion of the increase in professional services expense was related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation. Sundry expense from various miscellaneous items during the second quarter of 2008 included $1.1 million related to a settlement, release and license agreement associated with certain patent infringement claims. The additional impact of the agreement on the Corporation's operating results in future periods is not material. The increase in FDIC insurance expense resulted as a portion of 2008 assessments were required to be paid in cash rather than be fully offset by available assessment credits. The Corporation expects quarterly FDIC insurance expense to increase beginning with the third quarter of 2008 as available assessment credits have been mostly utilized for assessments through June 30, 2008. The increases in the aforementioned items were partially offset by decreases in fraud losses (down $426 thousand) and armored motor service (down $338 thousand).

   Significant components of the decrease during the six months ended June 30, 2008 included decreases in sundry expense from various miscellaneous items (down $5.7 million), losses on sales and write-downs of foreclosed assets (down $788 thousand), advertising/promotions expenses (down $684 thousand) and armored motor service (down $602 thousand). Sundry expense from various miscellaneous items in 2007 included $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included in 2007 was $1.4 million in expense related to a contribution for previously unmatched employee contributions to the Corporation's 401(k) plan. As mentioned above, sundry expense from various miscellaneous items for 2008 included $1.1 million related to a settlement of certain patent infringement claims. The decreases in the aforementioned items were partially offset by increases in professional service expense (up $2.0 million), partly related to the aforementioned Frost Investment Advisors, LLC, and travel expense (up $510 thousand).

   Total other non-interest expense for the second quarter of 2008 increased $2.3 million, or 7.5%, compared to the first quarter of 2008. Significant components of the increase included sundry expense from various miscellaneous items, (up $1.2 million) including the settlement discussed above, FDIC insurance (up $365 thousand) and travel expense (up $323 thousand).

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

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007

Banking	$47,702	$49,436	$50,179	$97,138	$98,699
Financial Management Group	7,068	6,263	6,579	13,331	12,106
Non-Banks	(2,223)	(2,919)	(3,129)	(5,142)	(9,897)

Consolidated net income	$52,547	$52,780	$53,629	$105,327	$100,908

Banking

   Net income for the three and six months ended June 30, 2008 decreased $2.5 million, or 4.9%, and $1.6 million, or 1.6%, compared to the same periods in 2007. The decrease during the three months ended June 30, 2008 was primarily the result of a

$5.6 million increase in non-interest expense and a $3.7 million increase in the provision for possible loan losses partly offset by a $3.7 million increase in non-interest income, a $2.1 million decrease in income tax expense and a $1.0 million increase in net interest income. The decrease during the six months ended June 30, 2008 was primarily the result of a $7.8 million increase in non-interest expense and a $5.0 million increase in the provision for possible loan losses partly offset by a $5.6 million increase in non-interest income, a $3.9 million decrease in income tax expense and a $1.7 million increase in net interest income.

   Net interest income for the three and six months ended June 30, 2008 increased $1.0 million, or 0.8%, and $1.7 million, or 0.7%, compared to the same periods in 2007. The increases were for the most part the result of increases in the average volume of earning assets partly offset by decreases the net interest margin. The increase for the six months ended June 30, 2008 was also due in part to a higher number of days during the period relative to 2007 due to leap year. See the analysis of net interest income included in the section captioned "Net Interest Income" included elsewhere in this discussion.

   The provision for possible loan losses for the three and six months ended June 30, 2008 totaled $6.3 million and $10.3 million compared to $2.7 million and $5.4 million for the same periods in 2007. See the analysis of the provision for possible loan losses included in the section captioned "Allowance for Possible Loan Losses" included elsewhere in this discussion.

   Non-interest income for the three and six months ended June 30, 2008 increased $3.6 million, or 8.8%, and $5.6 million, or 6.5%, compared to the same periods in 2007. The increases were primarily due to increases in service charges on deposit accounts, insurance commissions, other charges, commissions and fees and other non-interest income. See the analysis of these categories of non-interest income included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   Non-interest expense for the three months ended June 30, 2008 increased $5.6 million, or 6.0%, compared to the same period in 2007. The increase was primarily related to increases in salaries and wages, furniture and equipment expense, other non-interest expense and net occupancy partly offset by a decrease in intangible amortization and employee benefits. The increases in salaries and wages were primarily related to normal, annual merit increases, increases in headcount and an increase in bonus/incentive compensation accruals. The increase in furniture and equipment expense was due to increases in depreciation expense related to furniture and fixtures, software amortization expense and service contracts expense. The increase in other non-interest expense was primarily related to increases in professional service expense, sundry expense from various miscellaneous items and FDIC insurance expense. The increase in net occupancy expense was due to an increase in lease expense, utilities and building maintenance.

   Non-interest expense for the six months ended June 30, 2008 increased $7.8 million, or 4.1%, compared to the same period in 2007. The increase was primarily related to increases in salaries and wages, furniture and equipment expense and net occupancy partly offset by a decrease in other non-interest expense, employee benefits and intangible amortization. The increases in salaries and wages were primarily related to normal, annual merit increases, increases in headcount and an increase in bonus/incentive compensation accruals. The increase in furniture and equipment expense was primarily related to increases in depreciation expense related to furniture and fixtures, software amortization expense, software maintenance expense and service contracts expense. The increase in net occupancy expense was primarily due to an increase in lease expense and utilities. The decrease in other non-interest expense included decreases in sundry expense from various miscellaneous items, advertising/promotions expenses, losses on sales and write-downs of foreclosed assets and armored motor service. See the analysis of these items included in the section captioned "Non-Interest Expense" included elsewhere in this discussion.

   Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $7.0 million and $18.3 million during the three and six months ended June 30, 2008 and $6.7 million and $17.3 million during the three and six months ended June 30, 2007. Insurance commission revenues increased $364 thousand, or 5.5%, and $1.0 million, or 5.9%, during the three months and six months ended June 30, 2008 compared to the same periods in 2007. See the analysis of insurance commissions and fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

Financial Management Group (FMG)

   Net income for the three and six months ended June 30, 2008 increased $489 thousand and $1.2 million compared to the same periods in 2007. The increase during the three months ended June 30, 2008 was primarily due to a $2.4 million increase in non-interest income offset by a $1.5 million increase in non-interest expense, a $263 thousand increase in income tax expense and a $115 thousand decrease in net interest income. The increase during the six months ended June 30, 2008 was primarily due to a $3.8 million increase in non-interest income and a $417 thousand increase in net interest income offset by a $2.3 million increase in non-interest expense and a $659 thousand increase in income tax expense.

   Net interest income for the three and six months ended June 30, 2008 decreased $115 thousand, or 2.1%, and increased $417 thousand, or 4.0%, from the comparable periods in 2007. The increase in net interest income during the six months ended June 30, 2008 resulted as the average interest rate paid on FMGs repurchase agreements decreased by a disproportionally larger amount than the average funds transfer price received for providing those funds. The funds transfer price received by FMG is adjusted monthly based on the prior 90-day average of the 90-day LIBOR. The effect of the reductions in market interest rates occurring in the first quarter of 2008 did not fully effect the average funds transfer price received by FMG until the second quarter of 2008.

   Non-interest income for the three and six months ended June 30, 2008 increased $2.4 million, or 10.7%, and $3.8 million, or 8.6%, from the comparable periods in 2007. The increase during the three months ended June 30, 2008 was primarily due to increases in trust fees (up $1.4 million) and other charges, commissions and fees (up $1.0 million). The increase during the six months ended June 30, 2008 was primarily due to increases in trust fees (up $2.8 million) and other charges, commissions and fees (up $1.7 million) partly offset by other non-interest income (down $633 thousand).

   Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 69% and 70% of total trust fees for the first six months of 2008 and 2007, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increases in trust fee income during the three and six months ended June 30, 2008 compared to the same periods in 2007 were primarily the result of increases in oil and gas trust management fees, securities lending income and investment fees. See the analysis of trust fees included in the section captioned "Non-Interest Income" included elsewhere in this discussion.

   The increases in other charges, commissions and fees during the three and six months ended June 30, 2008 compared to the same periods in 2007 were primarily due to increases in commission income related to the sale of money market accounts, and annuities as well as an increase in brokerage commissions.

   Non-interest expense for the three and six months ended June 30, 2008 increased $1.5 million, or 8.6%, and $2.3 million, or 6.3%, compared to the same periods in 2007. The increase during the three months ended June 30, 2008 was primarily due to increases in other non-interest expense (up $875 thousand) and salaries and wages and employee benefits (up $640 thousand on a combined basis). The increase during the six months ended June 30, 2008 was primarily due to an increase in salaries and wages and employee benefits (up $1.8 million on a combined basis) and other non-interest expense (up $552 thousand). The increase in salaries and wages and employee benefits was primarily the result of normal, annual merit increases and increases in expenses related to payroll taxes and employee benefit plans. The increase in other non-interest expense was primarily due to increases in professional service expense, in part related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation and component of the FMG operating segment.

Non-Banks

   The net loss for the Non-Banks operating segment for the three months ended June 30, 2008 decreased $906 million compared to the same period in 2007. The decrease in the net loss was primarily the result of a decrease in interest expense on certain borrowings. As market interest rates have decreased, the Non-Banks segment has experienced a corresponding decrease in interest cost related to its variable-rate junior subordinated deferrable interest debentures issued in February 2004. Additionally, the $3.1 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Alamo Corporation of Texas were redeemed in the first quarter of 2008. The net loss for the Non-Banks operating segment for the six months ended June 30, 2008 decreased $4.8 million compared to the same period in 2007. During the first quarter of 2007, the net loss included $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures.

Income Taxes

   The Corporation recognized income tax expense of $22.9 million and $46.2 million, for an effective tax rate of 30.4% and 30.5% for the three and six months ended June 30, 2008 compared to $24.6 million and $47.5 million, for an effective tax rate of 31.5% and 32.0% for the three and six months ended June 30, 2007. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2008 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

   Average assets totaled $13.5 billion for the six months ended June 30, 2008 representing an increase of $462.9 million, or 3.6%, compared to average assets for the same period in 2007. The increase was primarily reflected in earning assets, which increased $362.8 million, or 3.2%, during the first six months of 2008 compared to the first six months of 2007. The increase was primarily due to a $622.8 million, or 8.4%, increase in average loans. The loan growth was primarily funded by available liquidity as average federal funds sold and resell agreements decreased $409.2 million, or 66.6% during 2008 compared to 2007. Average securities increased $148.5 million, or 4.6%, to $3.4 billion during the first six months of 2008 from $3.2 billion during the first six months of 2007. Total deposits averaged $10.4 billion for the first six months of 2008, increasing $230.6 million, or 2.3%, compared to the same period in 2007. Average interest-bearing accounts increased from 65.4% of average total deposits in 2007 to 66.1% of average total deposits in 2008.

Loans

Loans were as follows as of the dates indicated:

	June 30,	Percent	March 31,	December 31,	June 30,
	2008	of Total	2008	2007	2007

Commercial and industrial:
Commercial	$3,714,870	44.4%	$3,583,588	$3,472,759	$3,258,083
Leases	198,814	2.4	189,719	184,140	181,313
Asset-based	74,073	0.9	37,261	32,963	30,636

Total commercial and industrial	3,987,757	47.7	3,810,568	3,689,862	3,470,032

Real estate:
Construction:
Commercial	671,010	8.0	635,496	560,176	643,182
Consumer	67,059	0.8	61,101	61,595	87,459
Land:
Commercial	398,964	4.8	396,759	397,319	418,951
Consumer	1,978	-	2,189	2,996	3,222
Commercial mortgages	2,117,356	25.3	2,001,059	1,982,786	1,784,307
1-4 family residential mortgages	87,862	1.1	96,978	98,077	110,358
Home equity and other consumer	647,790	7.8	607,513	587,721	527,939

Total real estate	3,992,019	47.8	3,801,095	3,690,670	3,575,418

Consumer:
Indirect	1,550	-	1,805	2,031	2,713
Student loans held for sale	32,125	0.4	75,084	62,861	52,113
Other	326,431	3.9	323,143	323,320	309,714
Other	41,489	0.5	29,927	29,891	30,663
Unearned discount	(27,870)	(0.3)	(28,725)	(29,273)	(28,493)

Total loans	$8,353,501	100.0%	$8,012,897	$7,769,362	$7,412,160

   Loans totaled $8.4 billion at June 30, 2008, an increase of $584.1 million, or 7.5%, compared to December 31, 2007. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. The Corporation expects to sell the remainder of the student loan portfolio before the end of 2008. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $625.6 million, or 8.2%, from December 31, 2007.

   The majority of the Corporation's loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.7% and 47.5% of total loans while real estate loans made up 47.8% and 47.5% of total loans at June 30, 2008 and December 31, 2007, respectively. Real estate loans include both commercial and consumer balances.

   Commercial and industrial loans increased $297.9 million, or 8.1%, from December 31, 2007 to June 30, 2008. The Corporation's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation's loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

   Purchased shared national credits ("SNC"s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation's originated portfolio. The Corporation's purchased SNC portfolio totaled $387.0 million at June 30, 2008, decreasing $24.9 million, or 6.0%, from $411.9 million at December 31, 2007. At June 30, 2008, 62.0% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation's customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation's market areas. In addition, the Corporation must have direct access to the company's management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

   Real estate loans totaled $4.0 billion at June 30, 2008 increasing $301.3 million, or 8.2%, from $3.7 billion at December 31, 2007. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $311.6 million, or 8.7%, from December 31, 2007. Commercial real estate loans totaled $3.2 billion at June 30, 2008 and represented 79.8% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation's primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2008, approximately 58% of the outstanding principal balance of the Corporation's commercial real estate loans were secured by owner-occupied properties.

   The consumer loan portfolio, including all consumer real estate, increased $26.2 million, or 2.3%, from December 31, 2007. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $67.6 million, or 6.9%, from December 31, 2007.

   As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

		June 30,	March 31,	December 31,	June 30,
		2008	2008	2007	2007

Consumer real estate:
Construction		$67,059	$61,101	$61,595	$87,459
Land		1,978	2,189	2,996	3,222
Home equity loans		303,507	290,845	282,947	253,528
Home equity lines of credit		101,174	93,287	86,873	85,887
Other consumer real estate		243,109	223,381	217,901	188,524

Total consumer real estate		716,827	670,803	652,312	618,620
Consumer non-real estate		326,431	323,143	323,320	309,714
Student loans held for sale		32,125	75,084	62,861	52,113
Indirect		1,550	1,805	2,031	2,713
1-4 family residential mortgages		87,862	96,978	98,077	110,358

Total consumer loans		$1,164,795	$1,167,813	$1,138,601	$1,093,518

   The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. The Corporation discontinued originating 1-4 family residential mortgage loans and indirect consumer loans in 2000. Additionally, during the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. The Corporation expects to sell the remainder of the student loan portfolio before the end of 2008.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	June 30,	March 31,	December 31,	June 30,
	2008	2008	2007	2007

Non-accrual loans:
Commercial and industrial	$20,478	$12,516	$11,445	$14,727
Real estate	18,531	14,465	12,026	29,103
Consumer and other	1,476	1,661	972	1,673

Total non-accrual loans	40,485	28,642	24,443	45,503

Foreclosed assets:
Real estate	8,544	7,305	4,596	3,630
Other	602	639	810	592

Total foreclosed assets	9,146	7,944	5,406	4,222

Total non-performing assets	$49,631	$36,586	$29,849	$49,725

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.59%	0.46%	0.38%	0.67%
Total assets	0.36	0.27	0.22	0.38

Accruing past due loans:
30 to 89 days past due	$56,721	$53,936	$45,290	$60,324
90 or more days past due	11,898	17,563	14,347	12,561

Total accruing past due loans	$68,619	$71,499	$59,637	$72,885

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.68%	0.67%	0.58%	0.81%
90 or more days past due	0.14	0.22	0.19	0.17

Total accruing past due loans	0.82%	0.89%	0.77%	0.98%

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

   Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2008 and December 31, 2007, the Corporation had $33.4 million and $30.3 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At June 30, 2008, potential problem loans consisted of nine credit relationships. Of the total outstanding balance at June 30, 2008, approximately 41.4% related to a customer in the credit collections industry, approximately 36.4% related to six customers in the real estate lot development/single-family residential construction industry, and approximately 16.3% related to a customer in the meat packing industry. Weakness in these companies' operating performance has caused the Corporation to heighten the attention given to these credits.

   The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $321 thousand and $606 thousand for the three and six months ended June 30, 2008, compared to $689 thousand and $1.4 million for the same periods in 2007.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Six Months Ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007

Balance at beginning of period	$92,498	$92,339	$96,144	$92,339	$96,085

Provision for possible loan losses	6,328	4,005	2,650	10,333	5,300

Charge-offs:
Commercial and industrial	(2,279)	(3,758)	(2,233)	(6,037)	(3,480)
Real estate	(2,436)	(1,082)	(233)	(3,518)	(1,161)
Consumer and other	(1,824)	(1,826)	(1,672)	(3,650)	(3,497)

Total charge-offs	(6,539)	(6,666)	(4,138)	(13,205)	(8,138)

Recoveries:
Commercial and industrial	968	1,161	383	2,129	700
Real estate	17	413	40	430	130
Consumer and other	1,248	1,246	992	2,494	1,994

Total recoveries	2,233	2,820	1,415	5,053	2,824

Net charge-offs	(4,306)	(3,846)	(2,723)	(8,152)	(5,314)

Balance at end of period	$94,520	$92,498	$96,071	$94,520	$96,071

Ratio of allowance for possible loan losses to:
Total loans	1.13%	1.15%	1.30%	1.13%	1.30%
Non-accrual loans	233.47	322.95	211.13	233.47	211.13
Ratio of annualized net charge-offs to average total loans	0.21	0.20	0.15	0.20	0.14

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

   The provision for possible loan losses totaled $6.3 million and $10.3 million during the three and six months ended June 30, 2008, compared to $2.7 million and $5.3 million during the three and six months ended June 30, 2007. The provision for possible loan losses increased by $5.0 million, or 95.0%, during the six months ended June 30, 2008 compared to the same period in 2007 in part due to an increase in classified loans and higher levels of net charge-offs, which totaled 0.20% of average loans in 2008 compared to 0.14% of average loans in 2007, as well as growth in loans, which increased $584.1 million, or 7.5% during the first six months of 2008. The ratio of the allowance for possible loan losses to total loans decreased 6 basis points from 1.19% at December 31, 2007 to 1.13% at June 30, 2008. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

   Capital. At June 30, 2008, shareholders' equity totaled $1.5 billion compared to $1.5 billion at December 31, 2007 and $1.4 billion at June 30, 2007. In addition to net income of $105.3 million, other significant changes in shareholders' equity during the first six months of 2008 included $48.3 million of dividends paid, $21.9 million in treasury stock purchases, $26.8 million in proceeds from stock option exercises and the related tax benefits of $6.2 million and $5.1 million related to stock-based compensation. The accumulated other comprehensive loss component of shareholders' equity totaled $15.0 million at June 30, 2008 compared to an unrealized loss of $7.4 million at December 31, 2007. This fluctuation was primarily related to the after-tax effect of a change in the unrealized gain/loss on securities available for sale offset by a change in the accumulated net gain/loss on effective cash flow hedges during the first six months of 2008. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to the accumulated net gain/loss on effective cash flow hedges, the net unrealized gain or loss on securities available for sale and the funded status of the Corporation's defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Regulatory Matters and Shareholders' Equity in the accompanying notes to consolidated financial statements included elsewhere in this report.

   The Corporation paid quarterly dividends of $0.40 and $0.42 per common share during the first and second quarters of 2008 and quarterly dividends of $0.34 and $0.40 per common share during the first and second quarters of 2007. This equates to a dividend payout ratio of 44.6% and 47.1% during the first and second quarters of 2008 and 43.1% and 44.0% during the first and second quarters of 2007.

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

   Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in the Corporation's natural trade area that maintain accounts with and sell federal funds to Frost Bank, as well as federal funds purchased and repurchase agreements from upstream banks and Federal Home Loan Bank advances.

   Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation's bank subsidiary. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation's bank subsidiary to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. Under these dividend restrictions, and without adversely affecting its "well capitalized" status, Frost Bank could pay aggregate dividends of approximately $242.4 million to Cullen/Frost, without obtaining affirmative regulatory approvals, at June 30, 2008. At June 30, 2008, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $78.1 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at June 30, 2008.

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

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date
(dollars in thousands - taxable-equivalent basis)	June 30, 2008			June 30, 2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$6,640	$120	3.63%	$6,012	$173	5.81%
Federal funds sold and resell agreements	204,843	2,940	2.89	614,032	16,241	5.33
Securities:
Taxable	2,875,164	74,001	5.17	2,903,344	74,596	5.05
Tax-exempt	521,861	16,728	6.45	345,135	11,054	6.41

Total securities	3,397,025	90,729	5.36	3,248,479	85,650	5.20
Loans, net of unearned discounts	8,052,453	257,552	6.43	7,429,683	290,408	7.88

Total Earning Assets and Average Rate Earned	11,660,961	351,341	6.06	11,298,206	392,472	6.96
Cash and due from banks	649,440			618,098
Allowance for possible loan losses	(92,300)			(96,389)
Premises and equipment, net	225,569			219,755
Accrued interest and other assets	1,011,272			952,372

Total Assets	$13,454,942			$12,992,042

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,188,141			$3,232,478
Correspondent banks	284,902			238,918
Public funds	51,508			51,809

Total non-interest-bearing demand deposits	3,524,551			3,523,205
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,660,174	1,779	0.22	1,375,088	3,323	0.49
Money market deposit accounts	3,461,793	29,106	1.69	3,446,303	54,892	3.21
Time accounts	1,364,982	25,275	3.72	1,373,511	29,683	4.36
Public funds	393,831	4,084	2.09	456,608	9,558	4.22

Total interest-bearing deposits	6,880,780	60,244	1.76	6,651,510	97,456	2.95

Total deposits	10,405,331			10,174,715
Federal funds purchased and repurchase agreements	926,357	7,978	1.73	848,531	16,472	3.91
Junior subordinated deferrable interest debentures	136,186	3,697	5.43	168,225	6,192	7.36
Subordinated notes payable and other notes	250,000	8,159	6.53	225,138	7,432	6.60
Federal Home Loan Bank advances	9,558	272	5.72	31,213	698	4.51

Total Interest-Bearing Funds and Average
Rate Paid	8,202,881	80,350	1.97	7,924,617	128,250	3.26

Accrued interest and other liabilities	176,982			150,224

Total Liabilities	11,904,414			11,598,046
Shareholders' Equity	1,550,528			1,393,996

Total Liabilities and Shareholders' Equity	$13,454,942			$12,992,042

Net interest income		$270,991			$264,222

Net interest spread			4.09%			3.70%

Net interest income to total average earning assets			4.67%			4.69%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2008			March 31, 2008

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$5,934	$47	3.19%	$7,345	$73	4.00%
Federal funds sold and resell agreements	143,625	802	2.25	266,060	2,138	3.23
Securities:
Taxable	2,849,656	36,803	5.19	2,900,671	37,198	5.15
Tax-exempt	530,209	8,453	6.47	513,512	8,275	6.43

Total securities	3,379,865	45,256	5.39	3,414,183	45,473	5.34
Loans, net of unearned discounts	8,187,370	124,645	6.12	7,917,536	132,906	6.75

Total Earning Assets and Average Rate Earned	11,716,794	170,750	5.86	11,605,124	180,590	6.25
Cash and due from banks	649,457			649,424
Allowance for possible loan losses	(92,720)			(91,879)
Premises and equipment	230,336			220,804
Accrued interest and other assets	1,014,474			998,182

Total Assets	$13,518,341			$13,381,655

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,200,533			$3,175,749
Correspondent banks	280,274			289,530
Public funds	50,506			52,511

Total non-interest-bearing demand deposits	3,531,313			3,517,790
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,699,880	750	0.18	1,620,468	1,028	0.26
Money market deposit accounts	3,468,094	12,092	1.40	3,455,492	17,014	1.98
Time accounts	1,334,875	11,297	3.40	1,395,089	13,979	4.03
Public funds	382,219	1,631	1.72	405,444	2,453	2.43

Total interest-bearing deposits	6,885,068	25,770	1.51	6,876,493	34,474	2.02

Total deposits	10,416,381			10,394,283
Federal funds purchased and repurchase agreements	958,343	2,954	1.24	894,371	5,024	2.26
Junior subordinated deferrable interest debentures	136,084	1,591	4.68	136,288	2,106	6.18
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	9,087	133	5.89	10,028	139	5.57

Total Interest-Bearing Funds and Average
Rate Paid	8,238,582	34,527	1.68	8,167,180	45,823	2.25

Accrued interest and other liabilities	175,940			168,135

Total Liabilities	11,945,835			11,853,105
Shareholders' Equity	1,572,506			1,528,550

Total Liabilities and Shareholders' Equity	$13,518,341			$13,381,655

Net interest income		$136,223			$134,767

Net interest spread			4.18%			4.00%

Net interest income to total average earning assets			4.68%			4.67%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	December 31, 2007			September 30, 2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$8,994	$124	5.47%	$8,749	$99	4.49%
Federal funds sold and resell agreements	379,484	4,366	4.56	713,418	9,288	5.17
Securities:
Taxable	2,966,132	38,196	5.11	2,733,002	35,675	5.08
Tax-exempt	506,716	8,154	6.43	449,162	7,312	6.42

Total securities	3,472,848	46,350	5.30	3,182,164	42,987	5.26
Loans, net of unearned discounts	7,560,382	142,039	7.45	7,435,690	146,580	7.82

Total Earning Assets and Average Rate Earned	11,421,708	192,879	6.70	11,340,021	198,954	6.92
Cash and due from banks	665,754			602,798
Allowance for possible loan losses	(92,157)			(95,992)
Premises and equipment	219,053			220,926
Accrued interest and other assets	954,184			957,770

Total Assets	$13,168,542			$13,025,523

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,165,177			$3,269,084
Correspondent banks	268,840			247,372
Public funds	49,001			50,614

Total non-interest-bearing demand deposits	3,483,018			3,567,070
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,528,748	1,456	0.38	1,325,966	1,776	0.53
Money market deposit accounts	3,453,993	23,522	2.70	3,630,638	29,072	3.18
Time accounts	1,419,934	15,558	4.35	1,363,571	15,023	4.37
Public funds	362,277	2,804	3.07	364,681	3,570	3.88

Total interest-bearing deposits	6,764,952	43,340	2.54	6,684,856	49,441	2.93

Total deposits	10,247,970			10,251,926
Federal funds purchased and repurchase agreements	918,599	7,498	3.24	852,338	7,981	3.71
Junior subordinated deferrable interest debentures	139,177	2,543	7.31	139,177	2,548	7.32
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	11,183	149	5.28	16,467	201	4.84

Total Interest-Bearing Funds and Average
Rate Paid	8,083,911	57,610	2.83	7,942,838	64,250	3.21

Accrued interest and other liabilities	172,202			152,953

Total Liabilities	11,739,131			11,662,861
Shareholders' Equity	1,429,411			1,362,662

Total Liabilities and Shareholders' Equity	$13,168,542			$13,025,523

Net interest income		$135,269			$134,704

Net interest spread			3.87%			3.71%

Net interest income to total average earning assets			4.70%			4.69%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter
(dollars in thousands - taxable-equivalent basis)	June 30, 2007

		Interest
	Average	Income/	Yield/
	Balance	Expense	Cost

Assets:
Interest-bearing deposits	$7,911	$106	5.37%
Federal funds sold and resell agreements	498,193	6,623	5.33
Securities:
Taxable	2,918,801	37,767	5.09
Tax-exempt	367,684	5,896	6.41

Total securities	3,286,485	43,663	5.24
Loans, net of unearned discounts	7,455,208	146,204	7.87

Total Earning Assets and Average Rate Earned	11,247,797	196,596	6.98
Cash and due from banks	595,943
Allowance for possible loan losses	(96,613)
Premises and equipment, net	219,288
Accrued interest and other assets	956,338

Total Assets	$12,922,753

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,226,530
Correspondent banks	230,383
Public funds	48,271

Total non-interest-bearing demand deposits	3,505,184
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,365,463	1,896	0.56
Money market deposit accounts	3,449,291	27,305	3.18
Time accounts	1,344,221	14,582	4.35
Public funds	433,652	4,587	4.24

Total interest-bearing deposits	6,592,627	48,370	2.94

Total deposits	10,097,811
Federal funds purchased and repurchase agreements	859,511	8,251	3.85
Junior subordinated deferrable interest debentures	139,177	2,499	7.18
Subordinated notes payable and other notes	250,000	4,080	6.53
Federal Home Loan Bank advances	26,299	301	4.59

Total Interest-Bearing Funds and Average
Rate Paid	7,867,614	63,501	3.24

Accrued interest and other liabilities	153,522

Total Liabilities	11,526,320
Shareholders' Equity	1,396,433

Total Liabilities and Shareholders' Equity	$12,922,753

Net interest income		$133,095

Net interest spread			3.74%

Net interest income to total average earning assets			4.72%

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

   As of June 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would not result in any significant variance in net interest income relative to the base case over the next 12 months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 0.7% relative to the base case over the next 12 months. The likelihood of a 200 basis point decrease in interest rates as of June 30, 2008 was considered to be remote given current interest rate levels. As of June 30, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.1% and 1.9%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.8% and 4.1%, respectively, relative to the base case over the next 12 months.

   During the fourth quarter of 2007, the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation's monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant at 7.559% to 8.559%, depending upon the applicable swap contract. In conjunction with entering into the interest rate swap contracts, the Corporation terminated its three interest rate floor contracts, which had a total notional amount of $1.3 billion. These actions were partly responsible for the decrease in the Corporation's sensitivity to changes in interest rates during the first six months of 2008 compared to the same period in 2007. See Note 17 - Derivative Financial Instruments in the 2007 Form 10-K. The impact of a projected increase in interest rates was further limited as of June 30, 2008 as the Corporation increased its net average federal funds purchased position and repurchase agreements to fund loan growth during the first six months of 2008. The Corporation's securities portfolio and approximately half of it's loan portfolio will not reprice as readily with interest rate changes due to their fixed rates or the effect of the aforementioned hedge. The benefit of an increase in interest rates derived from an upward repricing of the remaining variable rate loans is mostly offset by the effect of an assumed upward repricing of the Corporation's funding sources.

   As of June  30, 2008, the effect of a 200 basis point increase in interest rates on the Corporation's derivative holdings would result in a 2.1% negative variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation's derivative holdings would result in a 2.2% positive variance in net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table provides information with respect to purchases made by or on behalf of the Corporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation's common stock during the three months ended June 30, 2008.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan	End of the Period

April 1, 2008 to April 30, 2008	-	$-	-	-
May 1, 2008 to May 31, 2008	154 (1)	55.67	-	-
June 1, 2008 to June 30, 2008	397 (1)	53.34	-	-

Total	551	$53.99	-	-

(1)	Repurchases of shares made in connection with the exercise of certain employee stock options and the vesting of certain share awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Corporation's Annual Meeting of Shareholders held on April 24, 2008, shareholders voted on the following matters:

(1)	To elect four Class III director nominees to serve until the 2011 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For		Total Votes Withheld

Class III
R. Denny Alexander	52,395,398		842,252
Carlos Alvarez	52,843,945		393,705
Royce S. Caldwell	52,471,299		766,351
Ida Clement Steen	52,467,101		770,549

Other directors whose term of office as a director continued after the meeting were as follows:

Class I (Terms Expiring in 2009)			Class II (Terms Expiring in 2010)

Crawford H. Edwards			Richard W. Evans, Jr.
Ruben M. Escobedo			Karen E. Jennings
Patrick B. Frost			Richard M. Kleberg III
Robert S. McClane			Horace Wilkins, Jr.

(2)	To ratify the selection of Ernst & Young LLP to act as independent auditors of the Corporation for the fiscal year that began January 1, 2008.

	Total Votes For		52,428,002
	Total Votes Against		738,274
	Total Abstentions		71,375

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

Cullen/Frost Bankers, Inc.

(Registrant)

Date: July 23, 2008	By: /s/ Phillip D. Green

Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)