Form 10-Q
period 2008-09-30
CULLEN FROST BANKERS INC
filed 2008-10-22
CIK 39263

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 16, 2008, there were 59,322,913 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

September 30, 2008

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$125,446	$145,106	$379,164	$432,607
Securities:
Taxable	35,233	35,675	109,234	110,271
Tax-exempt	5,632	4,706	16,411	11,798
Interest-bearing deposits	21	99	141	272
Federal funds sold and resell agreements	344	9,288	3,284	25,529

Total interest income	166,676	194,874	508,234	580,477

Interest expense:
Deposits	23,218	49,441	83,462	146,897
Federal funds purchased and repurchase agreements	2,976	7,981	10,954	24,453
Junior subordinated deferrable interest debentures	1,537	2,548	5,234	8,740
Subordinated notes payable and other borrowings	4,209	4,280	12,640	12,410

Total interest expense	31,940	64,250	112,290	192,500

Net interest income	134,736	130,624	395,944	387,977
Provision for possible loan losses	18,940	5,784	29,273	11,084

Net interest income after provision for possible loan losses	115,796	124,840	366,671	376,893

Non-interest income:
Trust fees	19,749	17,749	57,071	52,350
Service charges on deposit accounts	22,642	20,696	63,869	59,674
Insurance commissions and fees	8,261	7,695	26,434	24,868
Other charges, commissions and fees	10,723	10,772	27,150	24,609
Net gain (loss) on securities transactions	78	—	(26)	—
Other	15,862	13,844	43,626	40,347

Total non-interest income	77,315	70,756	218,124	201,848

Non-interest expense:
Salaries and wages	57,803	52,996	167,475	155,913
Employee benefits	10,677	10,727	36,702	37,150
Net occupancy	10,342	9,509	30,080	28,626
Furniture and equipment	9,657	8,793	27,789	23,951
Intangible amortization	1,976	2,184	5,977	6,698
Other	32,517	29,358	95,079	95,958

Total non-interest expense	122,972	113,567	363,102	348,296

Income before income taxes	70,139	82,029	221,693	230,445
Income taxes	21,174	25,566	67,401	73,074

Net income	$48,965	$56,463	$154,292	$157,371

Earnings per common share:
Basic	$0.83	$0.97	$2.63	$2.66
Diluted	0.82	0.95	2.61	2.62

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2008	December 31, 2007	September 30, 2007
Assets:
Cash and due from banks	$944,214	$836,539	$608,336
Interest-bearing deposits	4,547	5,898	8,727
Federal funds sold and resell agreements	180,026	354,075	556,652

Total cash and cash equivalents	1,128,787	1,196,512	1,173,715

Securities held to maturity, at amortized cost	7,144	8,125	8,550
Securities available for sale, at estimated fair value	3,170,655	3,407,012	3,446,752
Trading account securities	25,371	11,913	10,779
Loans, net of unearned discounts	8,595,986	7,769,362	7,460,755
Less: Allowance for possible loan losses	(107,109)	(92,339)	(92,263)

Net loans	8,488,877	7,677,023	7,368,492
Premises and equipment, net	248,419	219,615	217,332
Goodwill	526,876	526,851	528,491
Other intangible assets, net	26,579	31,523	31,782
Cash surrender value of life insurance policies	119,974	116,231	115,082
Accrued interest receivable and other assets	318,802	290,209	265,706

Total assets	$14,061,484	$13,485,014	$13,166,681

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$3,817,314	$3,597,903	$3,602,780
Interest-bearing deposits	6,800,906	6,931,770	6,493,052

Total deposits	10,618,220	10,529,673	10,095,832

Federal funds purchased and repurchase agreements	1,286,449	933,072	893,266
Subordinated notes payable and other borrowings	256,581	261,146	261,202
Junior subordinated deferrable interest debentures	136,084	139,177	139,177
Accrued interest payable and other liabilities	153,290	144,858	390,483

Total liabilities	12,450,624	12,007,926	11,779,960

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares issued at each period end	602	602	602
Additional paid-in capital	589,010	573,799	572,421
Retained earnings	1,053,129	992,138	966,312
Accumulated other comprehensive income (loss), net of tax	17,771	(7,382)	(58,018)
Treasury stock, 937,447 shares, 1,574,732 shares and 1,813,461 shares, at cost	(49,652)	(82,069)	(94,596)

Total shareholders’ equity	1,610,860	1,477,088	1,386,721

Total liabilities and shareholders’ equity	$14,061,484	$13,485,014	$13,166,681

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2008	2007
Total shareholders’ equity at beginning of period	$1,477,088	$1,376,883

Cumulative effect of adoption of a new accounting principle on January 1, 2008 (Note 18)	(240)	—

Comprehensive income:
Net income	154,292	157,371
Other comprehensive income:
Change in accumulated gain/loss on effective cash flow hedging derivatives of $34,937 in 2008 and $582 in 2007, net of tax effect of $12,228 in 2008 and $204 in 2007	22,709	378
Change in unrealized gain/loss on securities available for sale of $2,813 in 2008 and $(7,382) in 2007, net of reclassification adjustment of $26 in 2008 and tax effect of $994 in 2008 and $(2,584) in 2007	1,845	(4,798)
Change in funded status of defined benefit post-retirement benefit plans related to the amortization of actuarial losses to net periodic benefit cost of $922 in 2008 and $1,991 in 2007, net of tax effect of $323 in 2008 and $697 in 2007	599	1,294

Total other comprehensive income (loss)	25,153	(3,126)

Total comprehensive income	179,445	154,245

Stock option exercises (1,041,600 shares in 2008 and 680,534 shares in 2007)	34,469	18,523
Stock compensation expense recognized in earnings	7,435	7,471
Tax benefits related to stock compensation, includes excess tax benefits of $7,231 in 2008 and $6,231 in 2007	7,776	6,382
Purchase of treasury stock (404,315 shares in 2008 and 2,096,277 shares in 2007)	(21,918)	(109,423)
Cash dividends ($1.24 per share in 2008 and $1.14 per share in 2007)	(73,195)	(67,360)

Total shareholders’ equity at end of period	$1,610,860	$1,386,721

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income	$154,292	$157,371
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	29,273	11,084
Deferred tax expense (benefit)	(5,359)	231
Accretion of loan discounts	(9,171)	(9,750)
Securities premium amortization (discount accretion), net	529	(1,644)
Net (gain) loss on securities transactions	26	—
Depreciation and amortization	24,650	23,031
Origination of loans held for sale	(34,949)	(71,647)
Proceeds from sales of loans held for sale	66,388	49,911
Net gain on sale of loans held for sale and other assets	(2,340)	(1,059)
Stock-based compensation expense	7,435	7,471
Tax benefit from stock-based compensation	545	151
Excess tax benefits from stock-based compensation	(7,231)	(6,231)
Earnings on life insurance policies	(3,743)	(3,340)
Net change in:
Trading account securities	(13,458)	(1,373)
Accrued interest receivable and other assets	(1,251)	(6,124)
Accrued interest payable and other liabilities	15,411	32,515

Net cash from operating activities	221,047	180,597

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	978	1,541
Securities available for sale:
Purchases	(3,287,822)	(8,191,457)
Sales	888,295	14,443
Maturities, calls and principal repayments	2,638,171	8,254,107
Net change in loans	(871,391)	(74,584)
Net cash paid in acquisitions	(229)	(1,903)
Proceeds from sales of premises and equipment	1,284	4,473
Purchases of premises and equipment	(43,711)	(18,881)
Proceeds from sales of repossessed properties	4,800	5,282

Net cash from investing activities	(669,625)	(6,979)

Financing Activities:
Net change in deposits	88,547	(292,077)
Net change in short-term borrowings	353,377	29,076
Proceeds from notes payable	—	98,799
Principal payments on notes payable and other borrowings	(7,658)	(128,257)
Proceeds from stock option exercises	34,469	18,523
Excess tax benefits from stock-based compensation arrangements	7,231	6,231
Purchase of treasury stock	(21,918)	(109,423)
Cash dividends paid	(73,195)	(67,360)

Net cash from financing activities	380,853	(444,488)

Net change in cash and cash equivalents	(67,725)	(270,870)
Cash and equivalents at beginning of period	1,196,512	1,444,585

Cash and equivalents at end of period	$1,128,787	$1,173,715

Supplemental disclosures:
Cash paid for interest	$124,838	$196,787
Cash paid for income taxes	64,965	60,517

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Notes to Consolidated Financial Statements

(Table amounts are stated in thousands, except for share and per share amounts)

Note 1—Significant Accounting Policies

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2007, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 1, 2008 (the “2007 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the funded status of defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the nine months ended September 30, 2008 and 2007 is reported in the accompanying consolidated statements of changes in shareholders’ equity. The Corporation had comprehensive income of $81.7 million and $85.9 million for the three months ended September 30, 2008 and 2007. Comprehensive income during the three months ended September 30, 2008 and 2007 included net after-tax gains of $12.7 million and $28.5 million due to decreases in the net unrealized loss on securities available for sale. Comprehensive income during the three months ended September 30, 2008 also included net after-tax gains of $19.8 million due to changes in the accumulated gain/loss on cash flow hedging derivatives.

Fair Value Measurements. On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (See Note 17 - Fair Value Measurements).

Endorsement Split-Dollar Life Insurance Arrangements. On January 1, 2008, the Corporation changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $240 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” See Note 18 - New Accounting Standards.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2—Mergers and Acquisitions

The Corporation acquired R.G. Seeberger Company, Inc. (“Seeberger”), an independent, Dallas-based insurance agency on July 1, 2008 and Prime Benefits, Inc. (“Prime Benefits”) an independent, Austin-based insurance agency on December 1, 2007. Seeberger and Prime Benefits, which both specialized in group employee benefits plans, were fully integrated into Frost Insurance Agency subsequent to acquisition. The acquisitions were accounted for as purchase transactions with all cash consideration funded through internal sources. The operating results of each company are included with the Corporation’s results of operations since their respective dates of acquisition. The purchases of Seeberger and Prime Benefits did not significantly impact the Corporation’s financial statements.

Note 3—Securities Held to Maturity and Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
U.S. government agencies and corporations	$6,144	$89	$4	$6,229	$7,125	$103	$14	$7,214
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$7,144	$89	$4	$7,229	$8,125	$103	$14	$8,214

Securities Available for Sale:
U.S. Treasury	$24,942	$44	$—	$24,986	$—	$—	$—	$—
U.S. government agencies and corporations	2,569,722	16,254	10,656	2,575,320	2,865,597	9,756	30,042	2,845,311
States and political subdivisions	556,231	1,600	25,349	532,482	524,745	3,040	3,700	524,085
Other	37,867	—	—	37,867	37,616	—	—	37,616

Total	$3,188,762	$17,898	$36,005	$3,170,655	$3,427,958	$12,796	$33,742	$3,407,012

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above.

Securities with a carrying value totaling $2.4 billion at September 30, 2008 and $2.2 billion at December 31, 2007 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Proceeds from sales	$32,100	$603	$888,295	$14,443
Gross realized gains	83	—	5,917	—
Gross realized losses	5	—	5,943	—

As of September 30, 2008, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
U.S. government agencies and corporations	$1,998	$4	$22	$—	$2,020	$4

Total	$1,998	$4	$22	$—	$2,020	$4

Available for Sale
U.S. government agencies and corporations	$1,015,186	$4,709	$281,852	$5,947	$1,297,038	$10,656
States and political subdivisions	352,639	25,101	3,591	248	356,230	25,349

Total	$1,367,825	$29,810	$285,443	$6,195	$1,653,268	$36,005

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

Note 4—Loans

Loans were as follows:

	September 30,	Percentage	December 31,	Percentage	September 30,	Percentage
	2008	of Total	2007	of Total	2007	of Total
Commercial and industrial:
Commercial	$3,815,826	44.4%	$3,472,759	44.7%	$3,234,509	43.4%
Leases	198,774	2.3	184,140	2.4	182,553	2.4
Asset-based	103,400	1.2	32,963	0.4	35,879	0.5

Total commercial and industrial	4,118,000	47.9	3,689,862	47.5	3,452,941	46.3

Real estate:
Construction:
Commercial	677,035	7.9	560,176	7.2	580,865	7.8
Consumer	58,888	0.7	61,595	0.8	73,209	1.0
Land:
Commercial	370,935	4.3	397,319	5.1	390,796	5.2
Consumer	1,892	—	2,996	—	3,631	0.1
Commercial mortgages	2,200,798	25.6	1,982,786	25.5	1,892,456	25.3
1-4 family residential mortgages	83,099	1.0	98,077	1.3	104,073	1.4
Home equity and other consumer	688,153	8.0	587,721	7.6	559,860	7.5

Total real estate	4,080,800	47.5	3,690,670	47.5	3,604,890	48.3

Consumer:
Indirect	1,382	—	2,031	—	2,324	—
Student loans held for sale	32,097	0.4	62,861	0.8	71,100	1.0
Other	343,723	4.0	323,320	4.2	317,045	4.2
Other	47,238	0.5	29,891	0.4	41,863	0.6
Unearned discounts	(27,254)	(0.3)	(29,273)	(0.4)	(29,408)	(0.4)

Total loans	$8,595,986	100.0%	$7,769,362	100.0%	$7,460,755	100.0%

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2008, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. The Corporation expects to complete the sale of the remainder of the student loan portfolio in 2009.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2008 or December 31, 2007.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $45.5 million at September 30, 2008 and $24.4 million at December 31, 2007. Accruing loans past due more than 90 days totaled $7.8 million at September 30, 2008 and $14.3 million at December 31, 2007.

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

Impaired loans were as follows:

	September 30, 2008	December 31, 2007	September 30, 2007
Balance of impaired loans with no allocated allowance	$22,235	$14,986	$7,690
Balance of impaired loans with an allocated allowance	17,260	2,166	6,071

Total recorded investment in impaired loans	$39,495	$17,152	$13,761

Amount of the allowance allocated to impaired loans	$6,181	$1,556	$2,366

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. The average recorded investment in impaired loans was $36.7 million and $28.2 million during the three and nine months ended September 30, 2008 and $25.9 million and $34.0 million for the three and nine months ended September 30, 2007. No interest income was recognized on these loans subsequent to their classification as impaired.

Note 5—Allowance for Possible Loan Losses

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at the beginning of the period	$94,520	$96,071	$92,339	$96,085
Provision for possible loan losses	18,940	5,784	29,273	11,084
Net charge-offs:
Losses charged to the allowance	(8,093)	(11,739)	(21,298)	(19,877)
Recoveries of loans previously charged off	1,742	2,147	6,795	4,971

Net charge-offs	(6,351)	(9,592)	(14,503)	(14,906)

Balance at the end of the period	$107,109	$92,263	$107,109	$92,263

Note 6—Goodwill and Other Intangible Assets

Goodwill. Goodwill totaled $526.9 million at September 30, 2008 and $526.9 million at December 31, 2007. The increase in goodwill related to the acquisition of Seeberger was offset by a decrease in goodwill related to the final purchase accounting adjustments for the acquisition of Prime Benefits in December 2007 (see Note 2 -Mergers and Acquisitions).

Other Intangible Assets. Other intangible assets totaled $26.6 million at September 30, 2008 including $22.9 million related to core deposits, $3.1 million related to customer relationships and $661 thousand related to non-compete agreements. Other intangible assets totaled $31.5 million at December 31, 2007 including $27.8 million related to core deposits, $2.5 million related to customer relationships and $1.2 million related to non-compete agreements. The changes in intangibles related to customer relationships and non-compete agreements were partly due to the acquisition of Seeberger and purchase accounting adjustments related to the acquisition of Prime Benefits.

Amortization expense related to intangible assets totaled $2.0 million and $6.0 million during the three and nine months ended September 30, 2008 and totaled $2.2 million and $6.7 million during the three and nine months ended September 30, 2007. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2008 is as follows:

Remainder of 2008	$1,929
2009	6,396
2010	4,865
2011	4,054
2012	3,297
Thereafter	6,038

$26,579

Note 7—Deposits

Deposits were as follows:

	September 30, 2008	Percentage of Total	December 31, 2007	Percentage of Total	September 30, 2007	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$3,303,191	31.1%	$3,171,510	30.1%	$3,319,808	32.9%
Correspondent banks	435,880	4.1	350,123	3.4	207,109	2.1
Public funds	78,243	0.8	76,270	0.7	75,863	0.7

Total non-interest-bearing demand deposits	3,817,314	36.0	3,597,903	34.2	3,602,780	35.7

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,715,707	16.1	1,722,305	16.4	1,319,010	13.1
Money market accounts	3,475,607	32.7	3,404,472	32.3	3,413,701	33.8
Time accounts under $100,000	591,535	5.6	618,719	5.9	622,758	6.2
Time accounts of $100,000 or more	697,871	6.6	801,269	7.6	803,752	7.9
Public funds	320,186	3.0	385,005	3.6	333,831	3.3

Total interest-bearing deposits	6,800,906	64.0	6,931,770	65.8	6,493,052	64.3

Total deposits	$10,618,220	100.0%	$10,529,673	100.0%	$10,095,832	100.0%

At September 30, 2008 and December 31, 2007, interest-bearing public funds deposits included $141.3 million and $170.5 million in savings and interest checking accounts, $85.5 million and $107.6 million in money market accounts, $3.4 million and $4.8 million in time accounts under $100 thousand, and $90.0 million and $102.1 million in time accounts of $100 thousand or more.

Deposits from foreign sources, primarily Mexico, totaled $664.7 million at September 30, 2008 and $699.5 million at December 31, 2007.

Note 8—Commitments and Contingencies

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.9 billion and $4.8 billion at September 30, 2008 and December 31, 2007.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $309.4 million at September 30, 2008 and $235.9 million at December 31, 2007. The Corporation had an accrued liability totaling $1.7 million at September 30, 2008 and $1.4 million at December 31, 2007 related to potential obligations under these guarantees.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $4.5 million and $13.8 million for the three and nine months ended September 30, 2008 and $4.5 million and $13.5 million for the three and nine months ended September 30, 2007. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2007. See the 2007 Form 10-K for information regarding these commitments.

Litigation. The Corporation is subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

Note 9—Borrowed Funds

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

Note 10—Regulatory Matters and Shareholders’ Equity

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the funded status of the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $132 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $60 million of the Corporation’s aggregate $150 million of 6.875% subordinated notes payable (of which the permissible portion decreases 20% per year during the final five years of the term of the notes) and a permissible portion of the allowance for possible loan losses. The $100 million of 5.75% fixed-to-floating rate subordinated notes issued in 2007 are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2008
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,446,700	12.67%	$913,339	8.00%	N/A	N/A
Frost Bank	1,352,814	11.86	912,807	8.00	$1,141,009	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,179,591	10.33	456,670	4.00	N/A	N/A
Frost Bank	1,185,705	10.39	456,404	4.00	684,606	6.00
Leverage Ratio
Cullen/Frost	1,179,591	9.04	521,992	4.00	N/A	N/A
Frost Bank	1,185,705	9.09	521,683	4.00	652,104	5.00

December 31, 2007
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,353,125	12.59%	$859,730	8.00%	N/A	N/A
Frost Bank	1,288,306	12.05	855,265	8.00	$1,069,081	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,070,786	9.96	429,865	4.00	N/A	N/A
Frost Bank	1,105,967	10.35	427,632	4.00	641,449	6.00
Leverage Ratio
Cullen/Frost	1,070,786	8.37	511,636	4.00	N/A	N/A
Frost Bank	1,105,967	8.65	511,164	4.00	638,955	5.00

Frost Bank has been notified by its regulator that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made based on Frost Bank’s Tier 1 capital, total capital, and leverage ratios. There have been no conditions or events since this notification that management believes would change Frost Bank’s categorization as well capitalized under the aforementioned ratios.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of September 30, 2008, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trusts, Cullen/Frost Capital Trust II and Summit Bancshares Statutory Trust I, have not been included in the Corporation’s consolidated financial statements. However, the $132 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board.

Note 11—Derivative Financial Instruments

The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

Interest Rate Derivatives. The notional amounts and estimated fair values of interest rate derivative positions outstanding at September 30, 2008 and December 31, 2007 are presented in the following table. The Corporation obtains dealer quotations to value its prime-rate loan swaps designated as hedges of cash flows. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors.

	September 30, 2008		December 31, 2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swaps on commercial loans/leases	$166,308	$(6,174)	$180,908	$(5,600)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	1,200,000	68,112	1,200,000	33,857

Non-hedging interest rate derivatives:
Interest rate swaps on commercial loans/leases	485,108	17,222	328,226	12,928
Interest rate swaps on commercial loans/leases	485,108	(17,222)	328,226	(12,928)
Interest rate caps on commercial loans/leases	4,591	20	—	—
Interest rate caps on commercial loans/leases	4,591	(20)	—	—
Interest rate floors on commercial loans/leases	4,591	31	—	—
Interest rate floors on commercial loans/leases	4,591	(31)	—	—

The weighted-average rates paid and received for interest rate swaps and the weighted-average strike rates for interest rate caps and floors outstanding at September 30, 2008 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received	Strike Rate
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.82%	2.90%	—
Cash flow hedge interest rate swaps on variable-rate loans	5.00	7.56	—
Non-hedging interest rate swaps	5.16	5.16	—

Interest rate caps and floors:
Interest rate caps on commercial loans/leases	—	—	3.50%
Interest rate floors on commercial loans/leases	—	—	3.29

Interest rate contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee.

The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases, credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Corporation’s credit exposure relating to interest rate swaps with bank customers was approximately $16.3 million at September 30, 2008. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties was approximately $2.9 million at September 30, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in interest rate swap values.

For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax gain related to derivatives included in accumulated other comprehensive income totaled $44.0 million at September 30, 2008.

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

	Notional Units	September 30, 2008		December 31, 2007
		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commodity swaps:
Oil	Barrels	210	$7,091	355	$7,997
Oil	Barrels	210	(7,039)	355	(7,909)
Natural gas	MMBTUs	1,005	1,082	1,510	820
Natural gas	MMBTUs	1,005	(1,050)	1,510	(786)

Commodity options:
Oil	Barrels	856	8,767	383	3,335
Oil	Barrels	856	(8,740)	383	(3,334)

The Corporation’s credit exposure on commodity swaps/options is limited to the net favorable value of all swaps/options by each counterparty. In such cases, credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Corporation’s credit exposure relating to commodity swaps/options with bank customers was approximately $9.7 million at September 30, 2008. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure in excess of collateral pledged relating to commodity swaps/options with upstream financial institution counterparties was not significant at September 30, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in commodity swap/option values.

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2008 and December 31, 2007.

Note 12—Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested stock granted using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average shares outstanding for basic earnings per share	58,932,372	58,438,992	58,735,792	59,141,846
Dilutive effect of stock options and non-vested stock awards	433,084	730,618	483,114	820,485

Weighted-average shares outstanding for diluted earnings per share	59,365,456	59,169,610	59,218,906	59,962,331

Note 13—Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

	Shares Available for Grant	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2008	1,896,150	233,100	$50.68	4,526,276	$45.44

Granted	(2,000)	—	—	2,000	53.55
Director deferred stock units awarded	(5,450)	—
Stock options exercised	—	—	—	(1,041,600)	33.09
Stock awards vested	—	(1,500)	42.53	—	—
Forfeited	32,150	—	—	(32,150)	51.99
Canceled	(1,500)	—	—	—	—

Balance, September 30, 2008	1,919,350	231,600	50.73	3,454,526	49.10

During the second quarter of 2008, the Corporation awarded non-employee directors a total of 5,450 deferred stock units. Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held. The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock. The Corporation recognized stock-compensation expense totaling $300 thousand related to the award of deferred stock units during the second quarter of 2008. The expense was based upon the market price of the Corporation’s stock on the date of the awards.

During the nine months ended September 30, 2008 and 2007, proceeds from stock option exercises totaled $34.5 million and $18.5 million. During the nine months ended September 30, 2008, all of the shares issued in connection with stock option exercises were issued from available treasury stock.

Stock-based compensation expense totaled $2.4 million and $7.4 million during the three and nine months ended September 30, 2008 and $2.4 million and $7.5 million during the three and nine months ended September 30, 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $13.6 million at September 30, 2008, while unrecognized stock-based compensation expense related to non-vested stock awards was $4.5 million at September 30, 2008.

Note 14—Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected return on plan assets, net of expenses	$(2,310)	$(2,047)	$(6,930)	$(6,141)
Interest cost on projected benefit obligation	1,935	1,869	5,806	5,607
Net amortization and deferral	307	663	922	1,991

Net periodic benefit cost	$(68)	$485	$(202)	$1,457

The Corporation’s non-qualified defined benefit pension plan is not funded. Contributions to the qualified defined benefit pension plan totaled $5.2 million through September 30, 2008. The Corporation does not expect to make any additional contributions during the remainder of 2008.

The net periodic benefit cost related to post-retirement healthcare benefits offered by the Corporation to certain former employees was not significant during either of the reported periods.

Note 15—Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current income tax expense	$27,481	$25,314	$72,760	$72,843
Deferred income tax expense (benefit)	(6,307)	252	(5,359)	231

Income tax expense as reported	$21,174	$25,566	$67,401	$73,074

Effective tax rate	30.2%	31.2%	30.4%	31.7%

Net deferred tax assets totaled $19.9 million at September 30, 2008 and $27.9 million at December 31, 2007. No valuation allowance was recorded against deferred tax assets, as the amounts are recoverable through taxes paid in prior years.

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

The Corporation files income tax returns with the U.S. Internal Revenue Service (“IRS”). The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. During the third quarter of 2007, the IRS completed an examination of the Corporation’s U.S. income tax returns for 2004 and 2005. The adjustments resulting from the examination did not have a significant impact on the Corporation’s financial statements.

Note 16—Operating Segments

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2008	$183,216	$30,948	$(2,113)	$212,051
September 30, 2007	176,534	28,776	(3,930)	201,380

Nine months ended:
September 30, 2008	$532,006	$89,998	$(7,936)	$614,068
September 30, 2007	518,047	83,581	(11,803)	589,825

Net income (loss):
Three months ended:
September 30, 2008	$42,924	$7,417	$(1,376)	$48,965
September 30, 2007	51,904	7,435	(2,876)	56,463

Nine months ended:
September 30, 2008	$140,062	$20,748	$(6,518)	$154,292
September 30, 2007	150,603	19,541	(12,773)	157,371

Note 17—Fair Value Measurements

Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Corporation will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. SFAS 157-3 became effective for the Corporation’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Corporation determines the fair values of its financial assets.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Trading Securities. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$24,986	$3,145,669	$—	$3,170,655
Trading account securities	14,403	10,968	—	25,371
Derivative assets	—	102,325	—	102,325
Derivative liabilities	—	40,276	—	40,276

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $3.5 million were reduced by specific valuation allowance allocations totaling $774 thousand to a total reported fair value of $2.8 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $7.3 million were reduced by specific valuation allowance allocations totaling $4.0 million to a total reported fair value of $3.3 million based on collateral valuations utilizing Level 3 valuation inputs.

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

Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Corporation’s financial statements.

Note 18—New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met by the target in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Corporation’s accounting for business combinations closing on or after January 1, 2009.

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

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. Adoption of SFAS 156 on January 1, 2007 did not have a significant impact on the Corporation’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 17—Fair Value Measurements).

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates (see Note 17—Fair Value Measurements).

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

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Corporation’s financial statements.

Financial Accounting Standards Board Staff Positions

FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Corporation’s financial statements.

Financial Accounting Standards Board Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” The Corporation adopted Interpretation No. 48 on January 1, 2007. See Note 15—Income Taxes for additional information.

Emerging Issues Task Force Issues

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Corporation adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $240 thousand.

SEC Staff Accounting Bulletins

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the Corporation’s financial statements.

Note 19—Subsequent Event

On October 16, 2008, the Corporation entered into an interest rate swap contract with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on the Corporation’s $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout the five-year period beginning on December 1, 2008 and ending on December 1, 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. The terms of the interest rate swap contract provide that the Corporation will pay a fixed interest rate of 5.47% over the term of the contract and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements. The interest rate swap was entered into on October 16, 2008 at current market rates. Accordingly, no premium was paid or received in connection with the swap.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2007, included in the 2007 Form 10-K. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Corporation’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

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

Recent Market Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation is assessing its participation in both the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to whether it will participate.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting

Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies” and “Allowance for Possible Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Form 10-K. There have been no significant changes in the Corporation’s application of critical accounting policies related to the allowance for possible loan losses since December 31, 2007.

Overview

A discussion of the Corporation’s results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

Results of Operations

Net income totaled $49.0 million, or $0.82 diluted per share, for the three months ended September 30, 2008 compared to $56.5 million, or $0.95 diluted per share, for the three months ended September 30, 2007, and $52.5 million, or $0.89 diluted per share, for the three months ended June 30, 2008. Net income totaled $154.3 million, or $2.61 diluted per share, for the nine months ended September 30, 2008 compared to $157.4 million, or $2.62 diluted per share, for the nine months ended September 30, 2007. As further discussed in the sections captioned “Non-Interest Expense” and “Allowance for Possible Loan Losses,” the Corporation recognized approximately $1.0 million of expenses and a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike, which impacted the Corporation’s Houston and Galveston market areas during the third quarter of 2008.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Taxable-equivalent net interest income	$139,655	$136,223	$134,704	$410,647	$398,926
Taxable-equivalent adjustment	4,919	4,895	4,080	14,703	10,949

Net interest income	134,736	131,328	130,624	395,944	387,977
Provision for possible loan losses	18,940	6,328	5,784	29,273	11,084

Net interest income after provision for possible loan losses	115,796	125,000	124,840	366,671	376,893
Non-interest income	77,315	70,581	70,756	218,124	201,848
Non-interest expense	122,972	120,090	113,567	363,102	348,296

Income before income taxes	70,139	75,491	82,029	221,693	230,445
Income taxes	21,174	22,944	25,566	67,401	73,074

Net income	$48,965	$52,547	$56,463	$154,292	$157,371

Earnings per common share - basic	$0.83	$0.89	$0.97	$2.63	$2.66
Earnings per common share - diluted	0.82	0.89	0.95	2.61	2.62
Dividends per common share	0.42	0.42	0.40	1.24	1.14
Return on average assets	1.44%	1.56%	1.72%	1.53%	1.62%
Return on average equity	12.39	13.44	16.44	13.23	15.21

Net income for the three and nine months ended September 30, 2008 decreased $7.5 million, or 13.3%, and $3.1 million, or 2.0%, compared to the same periods in 2007. The decrease during the three months ended September 30, 2008 was primarily the result of a $13.2 million increase in the provision for possible loan losses and a $9.4 million increase in non-interest expense partly offset by a $6.6 million increase in non-interest income, a $4.1 million increase in net interest income and a $4.4 million decrease in income tax expense. The decrease during the nine months ended September 30, 2008 was primarily the result of an $18.2 million increase in the provision for possible loan losses and a $14.8 million increase in non-interest expense partly offset by a $16.3 million increase in non-interest income, an $8.0 million increase in net interest income and a $5.7 million decrease in income tax expense.

Net income for the third quarter of 2008 decreased $3.6 million, or 6.8%, from the second quarter of 2008. The decrease was primarily the result of a $12.6 million increase in the provision for possible loan losses and a $2.9 million increase in non-interest expense partly offset by a $6.7 million increase in non-interest income, a $3.4 million increase in net interest income and a $1.8 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 64.5% of total revenue during the first nine months of 2008. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2007 at 8.25% and decreased 50 basis points in the third quarter and 50 basis in the fourth quarter to end the year at 7.25%. During the first nine months of 2008, the prime interest rate decreased 200 basis points in the first quarter and 25 basis points in the second quarter to end the period at 5.00%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner. It began 2007 at 5.25% and decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%. During the first nine months of 2008, the federal funds rate decreased 200 basis points in the first quarter and 25 basis points in the second quarter to end the period at 2.00%.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into interest rate swaps during the fourth quarter of 2007 that effectively convert $1.2 billion of loans with variable interest rates tied to the prime rate into fixed rate loans for a period of seven years (see Note 17 - Derivative Financial Instruments in the 2007 Form 10-K). As a result, the Corporation’s balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As stated above, during the first nine months of 2008, the federal funds rate and the prime interest rate each decreased 225 basis points to 2.00% and 5.00%, respectively. Furthermore, on October 8, 2008, the federal funds rate and the prime interest rate each decreased 50 basis points to 1.50% and 4.50%, respectively. The Corporation currently believes that it is reasonably possible that the federal funds rate and the prime interest rate will be further reduced in the foreseeable future; however, there can be no assurance to that effect as changes in market interest rates are dependent upon a variety of factors that are beyond the Corporation’s control. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	Third Quarter 2008 vs. Third Quarter 2007	Third Quarter 2008 vs. Second Quarter 2008	First Nine Months 2008 vs. First Nine Months 2007
Due to changes in average volumes	$3,582	$437	$10,222
Due to changes in average interest rates	1,369	1,477	—
Due to difference in the number of days in each of the comparable periods	—	1,518	1,499

Total change	$4,951	$3,432	$11,721

Taxable-equivalent net interest income for the three months ended September 30, 2008 increased $5.0 million, or 3.7%, compared to the same period in 2007. The increase primarily resulted from an increase in the average volume of earning assets and an increase in the net interest margin. The average volume of interest-earning assets for the third quarter of 2008 increased $371.5 million, or 3.3%, compared to the same period in 2007. Over the same time frame, the net interest margin increased 5 basis points from 4.69% in 2007 to 4.74% in 2008.

Taxable-equivalent net interest income for the nine months ended September 30, 2008 increased $11.7 million, or 2.9%, compared to the same period in 2007. The increase primarily resulted from an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for the first nine months of 2008 increased $365.6 million, or 3.2%, compared to the same period in 2007. The increase in taxable-equivalent net interest income was also partly due to an increase in the number of days in the first nine months of 2008, due to the leap year. Taxable-equivalent net interest income for the first nine months of 2008 included 274 days compared to 273 days for the first nine months of 2007. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first nine months of 2008. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $10.2 million during the first nine months of 2008 compared to the same period in 2007. This effective increase was the result of the aforementioned increase in the average volume of interest-earning assets.

The Corporation’s net interest margin was 4.69% for both the nine months ended September 30, 2008 and 2007 despite lower average market interest rates during 2008. The effect of the lower average market interest rates was substantially mitigated by a disproportionally larger decrease in the average cost of funds, which decreased 141 basis points from 3.24% in 2007 to 1.83% in 2008, compared to the decrease in the average yield on interest-earning assets, which decreased 97 basis points from 6.95% in 2007 to 5.98% in 2008. The decreases in the average cost of funds and the average yield on interest-earning assets were primarily due to a decrease in average market interest rates. The effect of lower average market interest rates on the average yield on interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans. In addition to lower average market interest rates, the cost of funds was further impacted by an increase in the relative proportion of lower-cost savings and interest checking deposits in 2008 relative to 2007. The negative impact of lower average market interest rates on the average yield on interest-earning assets was partly limited as the Corporation had a larger proportion of average interest-earning assets invested in higher-yielding loans, which increased from 65.7% of total average interest-earning assets during the first nine months of 2007 to 70.1% of total average interest-earning assets during the first nine months of 2008, and a lower proportion of average interest-earning assets invested in lower-yielding federal funds sold and resell agreements during 2008 relative to 2007.

Taxable-equivalent net interest income for the third quarter of 2008 increased $3.4 million, or 2.5%, from the second quarter of 2008. The increase primarily resulted from an increase in the net interest margin combined with an increase in the number of days in the third quarter. The net interest margin increased 6 basis points from 4.68% in the second quarter of 2008 to 4.74% in the third quarter of 2008, in part due to a decrease in the cost of funds. The cost of funds decreased 12 basis points from 1.68% in the second quarter of 2008 to 1.56% in the third quarter of 2008. Taxable-equivalent net interest income for the third quarter of 2008 included 92 days of interest accrual compared to 91 days for the second quarter of 2008. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the third quarter of 2008. Excluding the impact of the additional day during the third quarter of 2008 results in an effective increase in taxable-equivalent net interest income of approximately $1.9 million compared to the second quarter of 2008. This effective increase was primarily the result of the aforementioned increase in the net interest margin.

The average volume of loans, the Corporation’s primary category of earning assets, increased $749.0 million during the first nine months of 2008 compared to the same period in 2007. The average yield on loans was 6.28% during the first nine months of 2008 compared to 7.86% during the same period in 2007. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during the first nine months of 2008 compared to the first nine months of 2007. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average volume of securities increased $106.7 million during the first nine months of 2008 compared to the same period in 2007. The average yield on securities was 5.39% during the first nine months of 2008 compared to 5.22% during the first nine months of 2007. Average federal funds sold and resell agreements during the first nine months of 2008 decreased $489.2 million compared to the same period in 2007. The average yield on federal funds sold and resell agreements was 2.77% during the first nine months of 2008 compared to 5.27% during the first nine months of 2007.

Average deposits increased $203.4 million during the first nine months of 2008 compared to the same period in 2007. Average interest-bearing deposits for the first nine months of 2008 increased $190.0 million compared to the same period in 2007. The ratio of average interest-bearing deposits to total average deposits was 65.9% for the first nine months of 2008 compared to 65.3% during the first nine months of 2007. The average cost of interest-bearing deposits and total deposits was 1.63% and 1.07% during the first nine months of 2008 compared to 2.95% and 1.93% during the first nine months of 2007. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 4.15% during the first nine months of 2008 compared to 3.71% during the first nine months of 2007. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 11 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $18.9 million and $29.3 million for the three and nine months ended September 30, 2008 compared to $5.8 million and $11.1 million for the three and nine months ended September 30, 2007. As stated above, during the third quarter of 2008, the Corporation recorded a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike, which impacted the Corporation’s Houston and Galveston market areas. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Trust fees	$19,749	$19,040	$17,749	$57,071	$52,350
Service charges on deposit accounts	22,642	21,634	20,696	63,869	59,674
Insurance commissions and fees	8,261	7,015	7,695	26,434	24,868
Other charges, commissions and fees	10,723	9,496	10,772	27,150	24,609
Net gain (loss) on securities transactions	78	(56)	—	(26)	—
Other	15,862	13,452	13,844	43,626	40,347

Total	$77,315	$70,581	$70,756	$218,124	$201,848

Total non-interest income for the three and nine months ended September 30, 2008 increased $6.6 million, or 9.3%, and $16.3 million, or 8.1%, compared to the same periods in 2007. Total non-interest income for the third quarter of 2008 increased $6.7 million, or 9.5%, compared to the second quarter of 2008. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three and nine months ended September 30, 2008 increased $2.0 million, or 11.3%, and $4.7 million, or 9.0%, compared to the same periods in 2007. Investment fees are the most significant component of trust fees, making up approximately 68% and 71% of total trust fees for the first nine months of 2008 and 2007, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The $2.0 million increase in trust fee income during the three months ended September 30, 2008 compared to the same period in 2007 was primarily the result of increases in oil and gas trust management fees (up $1.3 million) and investment fees (up $629 thousand). The $4.7 million increase in trust fee income during the nine months ended September 30, 2008 compared to the same period in 2007 was primarily the result of increases in oil and gas trust management fees (up $2.5 million), investment fees (up $1.9 million) and securities lending income (up $1.2 million). The increase in oil and gas trust management fees was partly related to new lease bonuses and increased production. The increase in securities lending income was due in part to increased transaction spreads. The increase in investment fees was primarily due to growth in average trust assets in managed accounts and the number of trust accounts. The Corporation has been successful with business development activities and customer retention despite the recent market correction in equity valuations. Equity valuations during the first nine months of 2008 have been lower on average compared to the first nine months of 2007 while bond valuations are higher as a result of lower market interest rates.

Trust fee income for the third quarter of 2008 increased $709 thousand, or 3.7%, compared to the second quarter of 2008. Increases in oil and gas trust management fees (up $838 thousand), investment fees (up $386 thousand) and estate fees (up $356 thousand) were mostly offset by a decrease in tax fees (down $752 thousand), which are seasonally higher during the second quarter.

At September 30, 2008, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (41.4% of trust assets), equity securities (35.7% of trust assets) and cash equivalents (15.5% of trust assets). The estimated fair value of trust assets was $23.1 billion (including managed assets of $10.2 billion and custody assets of $12.9 billion) at September 30, 2008, compared to $24.8 billion (including managed assets of $10.5 billion and custody assets of $14.3 billion) at December 31, 2007 and $24.7 billion (including managed assets of $10.4 billion and custody assets of $14.3 billion) at September 30, 2007.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2008 increased $1.9 million, or 9.4%, and $4.2 million, or 7.0%, compared to the same periods in 2007. During the three months ended September 30, 2008 increases in service charges on commercial accounts (up $2.1 million) were partly offset by decreases in service charges on consumer accounts (down $521 thousand). During the nine months ended September 30, 2008 increases in service charges on commercial accounts (up $4.5 million) and in overdraft/insufficient funds charges on consumer accounts (up $671 thousand) were partly offset by decreases in service charges on consumer accounts (down $1.9 million). The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because interest rates are lower compared to the first nine months of 2007, deposit balances have become less valuable and are yielding a lower earnings credit rate. As a result, customers are paying for more of their services through fees rather than with earnings credits applied to their deposit balances. The increase in overdraft/insufficient funds charges on consumer accounts was partly the result of growth in deposit accounts and an increase in the per-occurrence fee charged during the second quarter of 2007. The decrease in service charges on consumer accounts is partly the result of a shift in the relative mix of deposit products towards lower cost/free accounts, which is partly related to a restructuring of the Corporation’s deposit product offerings.

Service charges on deposit accounts for the third quarter of 2008 increased $1.0 million, or 4.7%, compared to the second quarter of 2008. The increase was primarily due to an increase in overdraft/insufficient funds charges on consumer accounts (up $593 thousand), which was partly the result of normal seasonal variation, and an increase in service charges on commercial accounts (up $228 thousand), primarily from a lower earnings credit rate.

Insurance Commissions and Fees. Insurance commissions and fees for the three and nine months ended September 30, 2008 increased $566 thousand, or 7.4%, and $1.6 million, or 6.3%, compared to the same periods in 2007. The increases were primarily related to higher commission income (up $471 thousand and $1.6 million for the three and nine months ended September 30, 2008), partly related to the recent acquisitions (see Note 2—Mergers and Acquisitions).

Insurance commissions and fees include contingent commissions totaling $140 thousand and $3.7 million during the three and nine months ended September 30, 2008 and $45 thousand and $3.6 million during the three and nine months ended September 30, 2007. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $3.0 million and $3.3 million during the nine months ended September 30, 2008 and 2007. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $139 thousand and $630 thousand during the three and nine months ended September 30, 2008 and $43 thousand and $317 thousand during the three and nine months ended September 30, 2007.

Insurance commissions and fees for the third quarter of 2008 increased $1.2 million, or 17.8%, compared to the second quarter of 2008. The increase was primarily related to higher commission income (up $1.3 million) due to normal variation in the timing of renewals and in the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended September 30, 2008 did not significantly fluctuate compared to the same period in 2007 as increases in mutual fund management fees (up $815 thousand) and commission income related to the sale of money market accounts (up $293 thousand) were mostly offset by a decrease in investment banking fees related to corporate advisory services (down $1.0 million). The mutual fund management fees represent fee revenue related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation. Investment banking fees related to corporate advisory services are transaction-based and can vary significantly from quarter to quarter. Investment banking fees related to corporate advisory services during the third quarter of 2007 included $2.9 million related to a single transaction.

Other charges, commissions and fees for the nine months ended September 30, 2008 increased $2.5 million, or 10.3%, compared to the same period in 2007. The increase was primarily related to increases in mutual fund management fees related to Frost Investment Advisors, LLC (up $1.3 million), commission income related to the sale of money market accounts and annuities (up $1.1 million and $490 thousand, respectively), investment banking fees related to corporate advisory services (up $408 thousand) and unused balance fees on loan commitments (up $403 thousand). The increase from these items was partly offset by decreases in ATM fees (down $563 thousand), commission income related to the sale of mutual funds (down $520 thousand) and receivables factoring income (down $417 thousand).

Other charges, commissions and fees for the third quarter of 2008 increased $1.2 million, or 12.9%, compared to the second quarter of 2008. The increase was primarily due to increases in investment banking fees related to corporate advisory services (up $1.2 million), and mutual fund management fees (up $302 thousand) related to Frost Investment Advisors, LLC. Investment banking fees related to corporate advisory services included fees from a single transaction totaling $2.6 million during the third quarter of 2008.

Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $888.3 million and $14.4 million during the nine months ended September 30, 2008 and 2007. The Corporation realized a net loss of $26 thousand on the 2008 sales. No gains or losses were realized on the 2007 sales. The Corporation sold $599.1 million of securities during the first quarter of 2008 in connection with a restructuring of the Corporation’s securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime rate. The proceeds from the sales were reinvested in longer-term securities with higher yields. The Corporation sold $257.2 million of securities during the second quarter of 2008, of which approximately $190.0 million were primarily sold for liquidity management purposes to fund loan growth. During the third quarter of 2008, the Corporation sold its entire portfolio (with a book value totaling $32.0 million) of unsecured, non-mortgage-backed securities issued by U.S. government agencies and corporations due to increasing risks associated with these investments.

Other Non-Interest Income. Other non-interest income increased $2.0 million, or 14.6%, for the three months ended September 30, 2008 compared to the same period in 2007. Contributing to the increase were increases in mineral interest income (up $1.3 million), sundry income from various miscellaneous items (up $1.2 million), gains on the sale of assets (up $1.0 million) and income from check card usage (up $655 thousand). The increase in mineral interest income was partly related to a new lease bonus. Sundry income from various miscellaneous items generally includes various one-time, non-recurring items. During the third quarter of 2008 sundry income included $2.2 million in income recognized from the collection of loan interest and other charges written-off in prior years. The increase in gains on the sale of assets was primarily related to a tract of land sold in connection with an eminent domain condemnation. The increases in the aforementioned items were partly offset by a decrease in earnings on cashier check balances (down $1.0 million). The decrease in earnings on cashier check balances was primarily due to a decrease in fees received on balances maintained with the Corporation’s third-party processor as such fees are tied to market interest rates which are comparatively lower in 2008 relative to 2007. During the second quarter of 2008, the Corporation began to maintain cashiers check balances in-house. Accordingly, the third-party fees on cashier check balances will continue to decline. The cashier check balances maintained in-house by the Corporation will provide investable funds from which the Corporation will derive interest income in future periods.

Other non-interest income increased $3.3 million, or 8.1%, for the nine months ended September 30, 2008 compared to the same period in 2007. Contributing to the increase were increases in income from check card usage (up $1.7 million), mineral interest income (up $1.7 million), sundry income from various miscellaneous items (up $1.3 million) and gains on the sale of assets (up $421 thousand). These increases were partly offset by a decrease in earnings on cashier check balances (down $1.7 million). Sundry income for the nine months ended September 30, 2008 included $2.4 million in income recognized from the collection of loan interest and other charges written-off in prior years. Sundry income from various miscellaneous items also included $1.9 million recognized during the first quarter of 2008 related to the partial redemption of shares received from the VISA, Inc. initial public offering resulting from the Corporation’s membership interest in VISA USA. A portion of the shares allocated to the Corporation in the initial public offering were withheld to cover the costs and liabilities associated with certain litigation for which the Corporation, based on its prior proportionate membership interest in VISA USA, is obligated to indemnify VISA under its indemnification agreement with VISA USA. The Corporation accrued $548 thousand in connection with its obligations under the indemnification agreement during the fourth quarter of 2007. Since a portion of the shares allocated to the Corporation in the initial public offering were withheld, the Corporation was not required to make any cash payments related to the indemnification agreement. As such, the indemnification accrual related to certain pending litigation was reversed during the first quarter of 2008 and included in the aforementioned $1.9 million of income. Additional accruals may be required in future periods should the Corporation’s estimate of its obligations under the indemnification agreement change. During the first nine months of 2007 significant components of sundry income included $2.0 million in income recognized from the collection of loan interest and other charges written-off in prior years and $995 thousand in income recognized in connection with settlements and other recoveries.

Other non-interest income for the third quarter of 2008 increased $2.4 million, or 17.9%, compared to the second quarter of 2008. Contributing to the increase were increases in sundry income from various miscellaneous items (up $2.1 million), gains on sales of assets (up $1.1 million) and mineral interest income (up $623 thousand). These increases were partly offset by a decrease in gains on the sale of student loans (down $1.0 million) and earnings on cashier check balances (down $482 thousand). During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Sales of student loans during the third quarter of 2008 were limited as the Corporation’s student loan servicer could not obtain the necessary funding required to purchase the loans. The Corporation expects to complete the sale of the remainder of the student loan portfolio in 2009.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Salaries and wages	$57,803	$54,534	$52,996	$167,475	$155,913
Employee benefits	10,677	11,912	10,727	36,702	37,150
Net occupancy	10,342	10,091	9,509	30,080	28,626
Furniture and equipment	9,657	9,182	8,793	27,789	23,951
Intangible amortization	1,976	1,955	2,184	5,977	6,698
Other	32,517	32,416	29,358	95,079	95,958

Total	$122,972	$120,090	$113,567	$363,102	$348,296

Total non-interest expense for the three and nine months ended September 30, 2008 increased $9.4 million, or 8.3%, and $14.8 million, or 4.3%, compared to the same periods in 2007. Total non-interest expense for the third quarter of 2008 increased $2.9 million, or 2.4%, compared to the second quarter of 2008. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2008 increased $4.8 million, or 9.1%, and $11.6 million, or 7.4%, compared to the same periods in 2007. The increases were primarily related to normal, annual merit increases, increases in headcount and increases in incentive compensation, which was partly related to higher investment banking fees from corporate advisory services and commissions related to higher insurance revenues.

Salaries and wages expense for the third quarter of 2008 increased $3.3 million, or 6.0%, compared to the second quarter of 2008. The increase was partly related to normal, annual merit increases, increases in headcount and increases in incentive compensation related to higher investment banking fees from corporate advisory services and commissions related to higher insurance revenues.

Employee Benefits. Employee benefits expense for the three months ended September 30, 2008 did not significantly fluctuate compared to the same period in 2007 as decreases in expenses related to the Corporation’s defined benefit retirement and restoration plans (down $532 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $271 thousand) were mostly offset by increases in medical insurance expense (up $587 thousand).

Employee benefits expense for the nine months ended September 30, 2008 decreased $448 thousand, or 1.2%, compared to the same period in 2007. The decrease was primarily related to decreases in expenses related to the Corporation’s defined benefit retirement and restoration plans (down $1.7 million) and workers compensation insurance expense (down $254 thousand). These decreases were partially offset by increases in medical insurance expense (up $657 thousand) and payroll taxes (up $632 thousand).

Employee benefits expense for the third quarter of 2008 decreased $1.2 million, or 10.4%, compared to the second quarter of 2008. The decrease is primarily due to decreases in medical expense (down $699 thousand) as a result of lower projected medical costs, expenses related to the Corporation’s 401(k) and profit sharing plans (down $415 thousand) and payroll taxes (down $236 thousand).

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

Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2008 increased $833 thousand, or 8.8%, and $1.5 million, or 5.1%, compared to the same periods in 2007. The increase during the three months ended September 30, 2008 was primarily related to an increase in utilities (up $347 thousand), building maintenance (up $145 thousand), service contracts expense (up $117 thousand) and lease expense (up $113 thousand). The increase during the nine months ended September 30, 2008 was primarily due to an increase in utilities (up $606 thousand), lease expense (up $443 thousand), building maintenance (up $232 thousand) and service contracts expense (up $190 thousand). Net occupancy expense for the third quarter of 2008 increased $251 thousand, or 2.5%, compared to the second quarter of 2008 primarily due to increases in utilities (up $374 thousand) and repairs and maintenance expense (up $89 thousand) partly offset be a decrease in lease expense (down $211 thousand).

Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2008 increased $864 thousand, or 9.8%, and $3.8 million, or 16.0%, compared to the same periods in 2007. The increase during the three months ended September 30, 2008 was primarily related to increases in service contracts expense (up $268 thousand), depreciation expense related to furniture and fixtures (up $261 thousand) and in software maintenance expense (up $220 thousand). The increase during the nine months ended September 30, 2008 was primarily related to increases in depreciation expense related to furniture and fixtures (up $1.1 million), software amortization expense (up $1.0 million), software maintenance expense (up $861 thousand) and service contracts expense (up $776 thousand). The Corporation entered into software maintenance contracts in connection with new operating platforms related to retail delivery during the second quarter of 2007. Furniture and equipment expense for the third quarter of 2008 increased $475 thousand, or 5.2%, compared to the second quarter primarily due to increases in software maintenance expense (up $384 thousand) and depreciation expense related to furniture and fixtures (up $108 thousand).

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2008 decreased $208 thousand, or 9.5% and $721 thousand, or 10.8% compared to the same periods in 2007. The decrease in amortization expense is primarily the result of a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets, as well as the completion of the amortization for certain intangible assets, partly offset by the impact of the additional amortization of intangible assets acquired in connection with the acquisition of Prime Benefits during the fourth quarter of 2007 and Seeberger during the third quarter of 2008. Intangible amortization for the third quarter of 2008 increased $21 thousand compared to the second quarter of 2008 primarily related to the intangible assets recognized in connection with the acquisition of Seeberger.

Other Non-Interest Expense. Other non-interest expense for the three months ended September 30, 2008 increased $3.2 million, or 10.8%, compared to the same period in 2007. Significant components of the increase included FDIC insurance expense (up $1.6 million), sundry expense from various miscellaneous items (up $1.4 million) and professional service expense (up $934 thousand). The increase in FDIC insurance expense resulted as available assessment credits were mostly utilized for assessments through June 30, 2008. In October 2008, the FDIC announced its intention to seek an increase in deposit insurance premiums that, beginning in 2009, would effectively double the average insurance premiums paid by banks and thrifts to ensure that the deposit insurance fund can adequately cover projected losses from future bank failures. The Corporation cannot provide any assurance as to the amount of any projected increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Corporation’s control. Sundry expense from various miscellaneous items during the third quarter of 2008 included a $1.0 million accrual for costs related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas and a $410 thousand accrual related to a probable lease settlement agreement. A portion of the increase in professional services expense was related to sub-advisor costs for Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation.

Other non-interest expense for the nine months ended September 30, 2008 decreased $879 thousand, or 0.9%, compared to the same period in 2007. Significant components of other non-interest expense with decreases compared to 2007 included sundry expense from various miscellaneous items (down $4.3 million), armored motor service expense (down $861 thousand), and outside computer services expense (down $727 thousand) and depreciation expense on leased property (down $484 thousand). Sundry expense from various miscellaneous items in 2007 included $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included in 2007 was $1.4 million in expense related to a contribution for previously unmatched employee contributions to the Corporation’s 401(k) plan. As mentioned above, sundry expense from various miscellaneous items for 2008 included a $1.0 million accrual for costs related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas and a $410 thousand accrual related to a probable lease settlement agreement, both accruals recognized during the third quarter of 2008. Also included in 2008 was $1.1 million in expense recognized in the second quarter related to a settlement, release and license agreement associated with certain patent infringement claims. The decreases in the aforementioned items were for the most part offset by increases in professional service expense (up $2.9 million), partly related to the formation of Frost Investment Advisors, LLC, and the aforementioned settlement, and FDIC insurance expense (up $1.9 million). As stated above, the increase in FDIC insurance expense primarily resulted as available assessment credits were mostly utilized for assessments through June 30, 2008. Additionally, a portion of the 2008 assessments prior to the third quarter were required to be paid in cash rather than be fully offset by available assessment credits.

Total other non-interest expense for the third quarter of 2008 increased $101 thousand, or 0.3%, compared to the second quarter of 2008. Increases in FDIC insurance (up $1.2 million) and advertising/promotions expense (up $322 thousand) were mostly offset by decreases in meals and entertainment expense (down $349 thousand), travel expense (down $308 thousand) as well as less significant decreases in various other categories of non-interest expense.

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

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Banking	$42,924	$47,702	$51,904	$140,062	$150,603
Financial Management Group	7,417	7,068	7,435	20,748	19,541
Non-Banks	(1,376)	(2,223)	(2,876)	(6,518)	(12,773)

Consolidated net income	$48,965	$52,547	$56,463	$154,292	$157,371

Banking

Net income for the three and nine months ended September 30, 2008 decreased $9.0 million, or 17.3%, and $10.5 million, or 7.0%, compared to the same periods in 2007. The decrease during the three months ended September 30, 2008 was primarily the result of a $13.2 million increase in the provision for possible loan losses and a $7.4 million increase in non-interest expense partly offset by a $3.6 million increase in net interest income, a $3.1 million increase in non-interest income and a $4.9 million decrease in income tax expense. The decrease during the nine months ended September 30, 2008 was primarily the result of a $18.1 million increase in the provision for possible loan losses and a $15.2 million increase in non-interest expense partly offset by a $8.7 million increase in non-interest income, a $5.2 million increase in net interest income and a $8.8 million decrease in income tax expense.

Net interest income for the three and nine months ended September 30, 2008 increased $3.6 million, or 2.8%, and $5.2 million, or 1.4%, from the comparable periods in 2007. During the three months ended September 30, 2008, the increase was primarily related to an increase in the average volume of earning assets and, to a lesser extent, an increase in the net interest margin. The increase for the nine months ended September 30, 2008 was primarily the result of growth in the average volume of earning assets. The increase was also due in part to a higher number of days during the period relative to 2007 due to the leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for the three and nine months ended September 30, 2008 totaled $18.9 million and $29.3 million compared to $5.8 million and $11.2 million for the same periods in 2007. During the third quarter of 2008, the Banking segment recorded a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and nine months ended September 30, 2008 increased $3.1 million, or 6.6%, and $8.7 million, or 6.5%, compared to the same periods in 2007. The increases were due to increases in service charges on deposit accounts, other non-interest income and insurance commissions and fees partly off set by decreases in other charges, commissions and fees during both the three and nine months ended September 30, 2008. See the analysis of service charges on deposit accounts, other non-interest income, insurance commissions and fees and other charges, commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three and nine months ended September 30, 2008 increased $7.4 million, or 7.8%, and $15.2 million, or 5.3%, compared to the same period in 2007. The increase was primarily related to increases in salaries and wages, furniture and equipment expense, net occupancy and other non-interest expense partly offset by decreases in employee benefits and intangible amortization. The increases in salaries and wages were primarily related to normal, annual merit increases, increases in headcount and increases in commissions and incentive compensation. The increase in furniture and equipment expense was primarily related to increases in depreciation expense related to furniture and fixtures, software amortization expense, software maintenance expense and service contracts expense. The increase in net occupancy expense was primarily due to an increase in utilities, lease expense and building maintenance. The increase in other non-interest expense included increases in sundry expense from various miscellaneous items, FDIC insurance expense, professional services expense, armored motor service expense and outside computer services expense. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $8.3 million and $26.6 million during the three and nine months ended September 30, 2008 and $7.7 million and $25.0 million during the same periods in 2007. Insurance commission revenues increased $567 thousand, or 7.4%, and increased $1.6 million, or 6.4%, during the three months and nine months ended September 30, 2008 compared to the same period in 2007. The increases during the three and nine months ended September 30, 2008 are primarily related to higher commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three months ended September 30, 2008 decreased $18 thousand compared to the same period in 2007. The decrease was primarily due to a $2.2 million increase in non-interest expense and a $453 thousand decrease in net interest income offset by a $2.6 million increase in non-interest income. Net income for the nine months ended September 30, 2008 increased $1.2 million compared to the same period in 2007. The increase was primarily due to a $6.5 million increase in non-interest income partly offset by a $4.5 million increase in non-interest expense and a $649 thousand increase in income tax expense.

Net interest income for the three months ended September 30, 2008 decreased $453 thousand, or 7.8%, compared to the same period in 2007. The decrease was primarily related to a decrease in average market interest rates during the third quarter of 2008 relative to the third quarter of 2007, which impacted the funds transfer price paid on FMG’s repurchase agreements. Net interest income for the nine months ended September 30, 2008 did not significantly fluctuate compared to the same period in 2007.

Non-interest income for the three and nine months ended September 30, 2008 increased $2.6 million, or 11.4%, and $6.5 million, or 9.6% from the comparable periods in 2007. The increase during the three months ended September 30, 2008 was primarily due to increases in trust fees (up $2.0 million) and other charges, commissions and fees (up $968 thousand), partially offset by a decrease in other income (down $341 thousand). The increase during the nine months ended September 30, 2008 was primarily due to increases in trust fees (up $4.8 million) and other charges, commissions and fees (up $2.7 million), partially offset by a decrease in other income (down $974 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 68% and 71% of total trust fees for the first nine months of 2008 and 2007, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increases in trust fee income during the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily the result of increases in oil and gas trust management fees, investment fees and securities lending income. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increases in other charges, commissions and fees during the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily due to increases in commission income related to the sale of money market accounts, mutual funds and annuities as well as an increase in brokerage commissions.

Non-interest expense for the three and nine months ended September 30, 2008 increased $2.2 million, or 12.7%, and $4.5 million, or 8.4%, compared to the same periods in 2007. The increase during the three months ended September 30, 2008 was primarily due to increases in salaries and wages and employee benefits (up $1.3 million on a combined basis) and other non-interest expense (up $940 thousand). The increase during the nine months ended September 30, 2008 was primarily due to an increase in salaries and wages and employee benefits (up $3.1 million on a combined basis) and other non-interest expense (up $1.5 million). The increase in salaries and wages and employee benefits was primarily related to normal, annual merit increases, increases in headcount and increases in commissions and incentive compensation. The increase in other non-interest expense was primarily due to increases in professional service expense, in part related to sub-advisor costs for Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation and component of the FMG operating segment.

Non-Banks

The net loss for the Non-Banks operating segment for the three months ended September 30, 2008 decreased $1.5 million compared to the same period in 2007. The decrease in the net loss was primarily the result of a decrease in interest expense on certain borrowings. As market interest rates have decreased, the Non-Banks segment has experienced a corresponding decrease in interest cost related to its variable-rate junior subordinated deferrable interest debentures issued in February 2004. Additionally, the $3.1 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Alamo Corporation of Texas were redeemed in the first quarter of 2008. The net loss for the Non-Banks operating segment for the nine months ended September 30, 2008 decreased $6.3 million compared to the same period in 2007. During the first quarter of 2007, the net loss included $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures.

Income Taxes

The Corporation recognized income tax expense of $21.2 million and $67.4 million, for effective tax rates of 30.2% and 30.4% for the three and nine months ended September 30, 2008 compared to $25.6 million and $73.1 million, for effective tax rates of 31.2% and 31.7% for the three and nine months ended September 30, 2007. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2008 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

Average assets totaled $13.5 billion for the nine months ended September 30, 2008 representing an increase of $462.4 million, or 3.6%, compared to average assets for the same period in 2007. The increase was primarily reflected in earning assets, which increased $365.6 million, or 3.2%, during the first nine months of 2008 compared to the first nine months of 2007. The increase was primarily due to a $749.0 million, or 10.1%, increase in average loans. The loan growth was primarily funded by available liquidity as average federal funds sold and resell agreements decreased $489.2 million, or 75.5% during 2008 compared to 2007. Average securities increased $106.7 million, or 3.3%, to $3.3 billion during the first nine months of 2008 from $3.2 billion during the first nine months of 2007. Total deposits averaged $10.4 billion for the first nine months of 2008, increasing $203.4 million, or 2.0%, compared to the same period in 2007. Average interest-bearing accounts increased from 65.3% of average total deposits in 2007 to 65.9% of average total deposits in 2008.

Loans

Loans were as follows as of the dates indicated:

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Commercial and industrial:
Commercial	$3,815,826	$3,714,870	$3,583,588	$3,472,759	$3,234,509
Leases	198,774	198,814	189,719	184,140	182,553
Asset-based	103,400	74,073	37,261	32,963	35,879

Total commercial and industrial	4,118,000	3,987,757	3,810,568	3,689,862	3,452,941
Real estate:
Construction:
Commercial	677,035	671,010	635,496	560,176	580,865
Consumer	58,888	67,059	61,101	61,595	73,209
Land:
Commercial	370,935	398,964	396,759	397,319	390,796
Consumer	1,892	1,978	2,189	2,996	3,631
Commercial mortgages	2,200,798	2,117,356	2,001,059	1,982,786	1,892,456
1-4 family residential mortgages	83,099	87,862	96,978	98,077	104,073
Home equity and other consumer	688,153	647,790	607,513	587,721	559,860

Total real estate	4,080,800	3,992,019	3,801,095	3,690,670	3,604,890
Consumer:
Indirect	1,382	1,550	1,805	2,031	2,324
Student loans held for sale	32,097	32,125	75,084	62,861	71,100
Other	343,723	326,431	323,143	323,320	317,045
Other	47,238	41,489	29,927	29,891	41,863
Unearned discount	(27,254)	(27,870)	(28,725)	(29,273)	(29,408)

Total loans	$8,595,986	$8,353,501	$8,012,897	$7,769,362	$7,460,755

Loans totaled $8.6 billion at September 30, 2008, an increase of $826.6 million, or 10.6%, compared to December 31, 2007. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originates these loans for resale. Accordingly, student loans are classified as held for sale. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. The Corporation expects to complete the sale of the remainder of the student loan portfolio in 2009. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $873.0 million, or 11.5%, from December 31, 2007.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.9% and 47.5% of total loans at September 30, 2008 and December 31, 2007 while real estate loans made up 47.5% of total loans at both September 30, 2008 and December 31, 2007. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans increased $428.1 million, or 11.6%, from December 31, 2007 to September 30, 2008. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios.

Purchased shared national credits (“SNC”s) are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $501.7 million at September 30, 2008, increasing $89.8 million, or 21.8%, from $411.9 million at December 31, 2007. At September 30, 2008, 60.2% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding more than 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the commercial real estate category. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans totaled $4.1 billion at September 30, 2008, increasing $390.1 million, or 10.6%, from $3.7 billion at December 31, 2007. Real estate loans include both commercial and consumer balances. Excluding 1-4 family residential mortgage loans, which are discussed below, total real estate loans increased $405.1 million, or 11.3%, from December 31, 2007. Commercial real estate loans totaled $3.2 billion at September 30, 2008 and represented 79.6% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2008, approximately 58% of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

The consumer loan portfolio, including all consumer real estate, increased $70.6 million, or 6.2%, from December 31, 2007. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $117.0 million, or 12.0%, from December 31, 2007.

As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Consumer real estate:
Construction	$58,888	$67,059	$61,101	$61,595	$73,209
Land	1,892	1,978	2,189	2,996	3,631
Home equity loans	315,676	303,507	290,845	282,947	272,428
Home equity lines of credit	112,662	101,174	93,287	86,873	88,223
Other consumer real estate	259,815	243,109	223,381	217,901	199,209

Total consumer real estate	748,933	716,827	670,803	652,312	636,700
Consumer non-real estate	343,723	326,431	323,143	323,320	317,045
Student loans held for sale	32,097	32,125	75,084	62,861	71,100
Indirect	1,382	1,550	1,805	2,031	2,324
1-4 family residential mortgages	83,099	87,862	96,978	98,077	104,073

Total consumer loans	$1,209,234	$1,164,795	$1,167,813	$1,138,601	$1,131,242

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. The Corporation discontinued originating 1-4 family residential mortgage loans and indirect consumer loans in 2000. Additionally, during the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. The Corporation expects to complete the sale of the remainder of the student loan portfolio in 2009.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Non-accrual loans:
Commercial and industrial	$24,316	$20,478	$12,516	$11,445	$12,937
Real estate	19,953	18,531	14,465	12,026	7,273
Consumer and other	1,206	1,476	1,661	972	1,146

Total non-accrual loans	45,475	40,485	28,642	24,443	21,356
Foreclosed assets:
Real estate	9,101	8,544	7,305	4,596	4,278
Other	582	602	639	810	745

Total foreclosed assets	9,683	9,146	7,944	5,406	5,023

Total non-performing assets	$55,158	$49,631	$36,586	$29,849	$26,379

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.64%	0.59%	0.46%	0.38%	0.35%
Total assets	0.39	0.36	0.27	0.22	0.20
Accruing past due loans:
30 to 89 days past due	$66,378	$56,721	$53,936	$45,290	$54,747
90 or more days past due	7,819	11,898	17,563	14,347	10,940

Total accruing past due loans	$74,197	$68,619	$71,499	$59,637	$65,687

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.77%	0.68%	0.67%	0.58%	0.73%
90 or more days past due	0.09	0.14	0.22	0.19	0.15

Total accruing past due loans	0.86%	0.82%	0.89%	0.77%	0.88%

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2008 and December 31, 2007, the Corporation had $42.4 million and $30.3 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At September 30, 2008, potential problem loans consisted of eleven credit relationships. Of the total outstanding balance at September 30, 2008, approximately 62.3% related to eight customers in the real estate lot development/single-family residential construction industry and approximately 28.6% related to a customer in the credit collections industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $418 thousand and $1.0 million for the three and nine months ended September 30, 2008, compared to $537 thousand and $2.0 million for the same periods in 2007.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$94,520	$92,498	$96,071	$92,339	$96,085
Provision for possible loan losses	18,940	6,328	5,784	29,273	11,084
Charge-offs:
Commercial and industrial	(5,261)	(2,279)	(2,124)	(11,297)	(5,604)
Real estate	(697)	(2,436)	(7,535)	(4,215)	(8,696)
Consumer and other	(2,135)	(1,824)	(2,080)	(5,786)	(5,577)

Total charge-offs	(8,093)	(6,539)	(11,739)	(21,298)	(19,877)
Recoveries:
Commercial and industrial	479	968	966	2,607	1,666
Real estate	43	17	120	473	250
Consumer and other	1,220	1,248	1,061	3,715	3,055

Total recoveries	1,742	2,233	2,147	6,795	4,971

Net charge-offs	(6,351)	(4,306)	(9,592)	(14,503)	(14,906)

Balance at end of period	$107,109	$94,520	$92,263	$107,109	$92,263

Ratio of allowance for possible loan losses to:
Total loans	1.25%	1.13%	1.24%	1.25%	1.24%
Non-accrual loans	235.53	233.47	432.02	235.53	432.02
Ratio of annualized net charge-offs to average total loans	0.30	0.21	0.51	0.24	0.27

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and includes allowance allocations calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The provision for possible loan losses totaled $18.9 million and $29.3 million for the three and nine months ended September 30, 2008, compared to $5.8 million and $11.1 million for the three and nine months ended September 30, 2007. The provision for possible loan losses increased by $18.2 million, or 164.1%, during the nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of a provision totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas during the third quarter of 2008. In determining the amount of the provision, the Corporation identified customers that were likely impacted by the hurricane based on their geographic location. The Corporation adjusted risk grades for loans to these customers based on estimated loan payment abilities and loss of collateral value. Furthermore, the Corporation increased the historical loss allocation factors for all lower-risk, “pass” loans to customers within the areas directly impacted by Hurricane Ike and the greater Houston/Galveston market area as a whole. The increase in the provision for possible loan losses was also partly due to an increase in classified loans and the overall growth in loans, which increased $826.6 million, or 10.6% during the first nine months of 2008. During the third quarter of 2007, the Corporation recognized charge-offs totaling $6.3 million related to a single credit relationship. At the time of the charge-off, the Corporation had a specific valuation allowance totaling $3.8 million allocated to this credit relationship. This valuation allowance was accumulated through prior provisions as the credit relationship deteriorated and moved through the Corporation’s problem loan classification and reporting process. The amount by which charge-offs related to this credit relationship exceeded the specific valuation allowance allocated to this credit relationship was recognized as additional provision during the third quarter of 2007. The ratio of the allowance for possible loan losses to total loans increased 6 basis points from 1.19% at December 31, 2007 to 1.25% at September 30, 2008. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses, particularly as it relates to the Corporation’s assessment of probable losses resulting from the impact of Hurricane Ike.

Capital and Liquidity

Capital. At September 30, 2008, shareholders’ equity totaled $1.6 billion compared to $1.5 billion at December 31, 2007 and $1.4 billion at September 30, 2007. In addition to net income of $154.3 million, other significant changes in shareholders’ equity during the first nine months of 2008 included $73.2 million of dividends paid, $21.9 million in treasury stock purchases, $34.5 million in proceeds from stock option exercises and the related tax benefits of $7.8 million and $7.4 million related to stock-based compensation. The accumulated other comprehensive income component of shareholders’ equity totaled $17.8 million at September 30, 2008 compared to an accumulated other comprehensive loss of $7.4 million at December 31, 2007. This fluctuation was primarily related to the after-tax effect of an increase in the accumulated net gain on effective cash flow hedges during the first nine months of 2008 combined with the after-tax effect of a decrease in the unrealized gain/loss on securities available for sale. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to the accumulated net gain/loss on effective cash flow hedges, the net unrealized gain or loss on securities available for sale and the funded status of the Corporation’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 10 - Regulatory Matters and Shareholders’ Equity in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.40, $0.42 and $0.42 per common share during the first, second and third quarters of 2008 and quarterly dividends of $0.34, $0.40 and $0.40 per common share during the first, second and third quarters of 2007. This equates to a dividend payout ratio of 50.8% and 47.4% during the three and nine months ended September 30, 2008 and 41.4% and 42.8% during the three and nine months ended September 30, 2007.

From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 2.1 million shares at a total cost of $109.4 million during 2007, while the remaining 404 thousand shares approved for repurchase were repurchased during the first quarter of 2008 at a total cost of $21.9 million. See Part II, Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Corporation’s bank subsidiary. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Corporation’s bank subsidiary to fall below specified minimum levels. Approval is also needed if dividends declared exceed the net profits for that year combined with the retained net profits for the two preceding years. Under these dividend restrictions, and without adversely affecting its “well capitalized” status, Frost Bank could pay aggregate dividends of approximately $265.0 million to Cullen/Frost, without obtaining affirmative regulatory approvals, at September 30, 2008. At September 30, 2008, Cullen/Frost had liquid assets, including cash and securities purchased under resell agreements, totaling $86.7 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at September 30, 2008.

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

Recently Issued Accounting Pronouncements

See Note 18- New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis—Year-to-Date

(dollars in thousands—taxable-equivalent basis)

	September 30, 2008			September 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$6,009	$141	3.13%	$6,935	$272	5.25%
Federal funds sold and resell agreements	158,338	3,284	2.77	647,525	25,529	5.27
Securities:
Taxable	2,806,662	109,234	5.19	2,845,939	110,271	5.06
Tax-exempt	526,214	25,461	6.46	380,192	18,366	6.41

Total securities	3,332,876	134,695	5.39	3,226,131	128,637	5.22
Loans, net of unearned discounts	8,180,720	384,817	6.28	7,431,707	436,988	7.86

Total Earning Assets and Average Rate Earned	11,677,943	522,937	5.98	11,312,298	591,426	6.95
Cash and due from banks	638,395			612,942
Allowance for possible loan losses	(93,318)			(96,261)
Premises and equipment	231,598			220,150
Accrued interest receivable and other assets	1,008,738			951,851

Total Assets	$13,463,356			$13,000,980

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,205,603			$3,244,814
Correspondent banks	292,367			241,767
Public funds	53,431			51,406

Total non-interest-bearing demand deposits	3,551,401			3,537,987
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,672,056	2,510	0.20	1,358,534	5,099	0.50
Money market deposit accounts	3,468,862	41,094	1.58	3,508,423	83,964	3.20
Time accounts	1,337,268	34,401	3.44	1,370,162	44,706	4.36
Public funds	374,517	5,457	1.95	425,629	13,128	4.12

Total interest-bearing deposits	6,852,703	83,462	1.63	6,662,748	146,897	2.95

Total deposits	10,404,104			10,200,735
Federal funds purchased and repurchase agreements	934,063	10,954	1.57	849,814	24,453	3.85
Junior subordinated deferrable interest debentures	136,152	5,234	5.13	158,436	8,740	7.36
Subordinated notes payable and other borrowings	250,000	12,238	6.53	233,516	11,511	6.57
Federal Home Loan Bank advances	9,316	402	5.76	26,243	899	4.58

Total Interest-Bearing Funds and Average Rate Paid	8,182,234	112,290	1.83	7,930,757	192,500	3.24

Accrued interest payable and other liabilities	171,758			148,803

Total Liabilities	11,905,393			11,617,547
Shareholders’ Equity	1,557,963			1,383,433

Total Liabilities and Shareholders’ Equity	$13,463,356			$13,000,980

Net interest income		$410,647			$398,926

Net interest spread			4.15%			3.71%

Net interest income to total average earning assets			4.69%			4.69%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis—By-Quarter

(dollars in thousands—taxable-equivalent basis)

	September 30, 2008			June 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,760	$21	1.76%	$5,934	$47	3.19%
Federal funds sold and resell agreements	66,339	344	2.06	143,625	802	2.25
Securities:
Taxable	2,671,146	35,233	5.22	2,849,656	36,803	5.19
Tax-exempt	534,827	8,732	6.48	530,209	8,453	6.47

Total securities	3,205,973	43,965	5.43	3,379,865	45,256	5.39
Loans, net of unearned discounts	8,434,464	127,265	6.00	8,187,370	124,645	6.12

Total Earning Assets and Average Rate Earned	11,711,536	171,595	5.82	11,716,794	170,750	5.86
Cash and due from banks	616,544			649,457
Allowance for possible loan losses	(95,333)			(92,720)
Premises and equipment	243,524			230,336
Accrued interest receivable and other assets	1,009,457			1,014,474

Total Assets	$13,485,728			$13,518,341

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,240,146			$3,200,533
Correspondent banks	307,133			280,274
Public funds	57,235			50,506

Total non-interest-bearing demand deposits	3,604,514			3,531,313
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,695,561	732	0.17	1,699,880	750	0.18
Money market deposit accounts	3,482,845	11,988	1.37	3,468,094	12,092	1.40
Time accounts	1,282,443	9,125	2.83	1,334,875	11,297	3.40
Public funds	336,310	1,373	1.62	382,219	1,631	1.72

Total interest-bearing deposits	6,797,159	23,218	1.36	6,885,068	25,770	1.51

Total deposits	10,401,673			10,416,381
Federal funds purchased and repurchase agreements	949,309	2,976	1.25	958,343	2,954	1.24
Junior subordinated deferrable interest debentures	136,084	1,537	4.52	136,084	1,591	4.68
Subordinated notes payable and other borrowings	250,000	4,079	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	8,839	130	5.85	9,087	133	5.89

Total Interest-Bearing Funds and Average Rate Paid	8,141,391	31,940	1.56	8,238,582	34,527	1.68

Accrued interest payable and other liabilities	167,154			175,940

Total Liabilities	11,913,059			11,945,835
Shareholders’ Equity	1,572,669			1,572,506

Total Liabilities and Shareholders’ Equity	$13,485,728			$13,518,341

Net interest income		$139,655			$136,223

Net interest spread			4.26%			4.18%

Net interest income to total average earning assets			4.74%			4.68%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis—By-Quarter

(dollars in thousands—taxable-equivalent basis)

	March 31, 2008			December 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,345	$73	4.00%	$8,994	$124	5.47%
Federal funds sold and resell agreements	266,060	2,138	3.23	379,484	4,366	4.56
Securities:
Taxable	2,900,671	37,198	5.15	2,966,132	38,196	5.11
Tax-exempt	513,512	8,275	6.43	506,716	8,154	6.43

Total securities	3,414,183	45,473	5.34	3,472,848	46,350	5.30
Loans, net of unearned discounts	7,917,536	132,906	6.75	7,560,382	142,039	7.45

Total Earning Assets and Average Rate Earned	11,605,124	180,590	6.25	11,421,708	192,879	6.70
Cash and due from banks	649,424			665,754
Allowance for possible loan losses	(91,879)			(92,157)
Premises and equipment	220,804			219,053
Accrued interest receivable and other assets	998,182			954,184

Total Assets	$13,381,655			$13,168,542

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,175,749			$3,165,177
Correspondent banks	289,530			268,840
Public funds	52,511			49,001

Total non-interest-bearing demand deposits	3,517,790			3,483,018
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,620,468	1,028	0.26	1,528,748	1,456	0.38
Money market deposit accounts	3,455,492	17,014	1.98	3,453,993	23,522	2.70
Time accounts	1,395,089	13,979	4.03	1,419,934	15,558	4.35
Public funds	405,444	2,453	2.43	362,277	2,804	3.07

Total interest-bearing deposits	6,876,493	34,474	2.02	6,764,952	43,340	2.54

Total deposits	10,394,283			10,247,970
Federal funds purchased and repurchase agreements	894,371	5,024	2.26	918,599	7,498	3.24
Junior subordinated deferrable interest debentures	136,288	2,106	6.18	139,177	2,543	7.31
Subordinated notes payable and other borrowings	250,000	4,080	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	10,028	139	5.57	11,183	149	5.28

Total Interest-Bearing Funds and Average Rate Paid	8,167,180	45,823	2.25	8,083,911	57,610	2.83

Accrued interest payable and other liabilities	168,135			172,202

Total Liabilities	11,853,105			11,739,131
Shareholders’ Equity	1,528,550			1,429,411

Total Liabilities and Shareholders’ Equity	$13,381,655			$13,168,542

Net interest income		$134,767			$135,269

Net interest spread			4.00%			3.87%

Net interest income to total average earning assets			4.67%			4.70%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis—By-Quarter

(dollars in thousands—taxable-equivalent basis)

	September 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$8,749	$99	4.49%
Federal funds sold and resell agreements	713,418	9,288	5.17
Securities:
Taxable	2,733,002	35,675	5.08
Tax-exempt	449,162	7,312	6.42

Total securities	3,182,164	42,987	5.26
Loans, net of unearned discounts	7,435,690	146,580	7.82

Total Earning Assets and Average Rate Earned	11,340,021	198,954	6.92
Cash and due from banks	602,798
Allowance for possible loan losses	(95,992)
Premises and equipment	220,926
Accrued interest receivable and other assets	957,770

Total Assets	$13,025,523

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,269,084
Correspondent banks	247,372
Public funds	50,614

Total non-interest-bearing demand deposits	3,567,070
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,325,966	1,776	0.53
Money market deposit accounts	3,630,638	29,072	3.18
Time accounts	1,363,571	15,023	4.37
Public funds	364,681	3,570	3.88

Total interest-bearing deposits	6,684,856	49,441	2.93

Total deposits	10,251,926
Federal funds purchased and repurchase agreements	852,338	7,981	3.71
Junior subordinated deferrable interest debentures	139,177	2,548	7.32
Subordinated notes payable and other borrowings	250,000	4,079	6.53
Federal Home Loan Bank advances	16,467	201	4.84

Total Interest-Bearing Funds and Average Rate Paid	7,942,838	64,250	3.21

Accrued interest payable and other liabilities	152,953

Total Liabilities	11,662,861
Shareholders’ Equity	1,362,662

Total Liabilities and Shareholders’ Equity	$13,025,523

Net interest income		$134,704

Net interest spread			3.71%

Net interest income to total average earning assets			4.69%

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

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

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

As of September 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.2% and 0.3% relative to the base case over the next 12 months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 1.6% relative to the base case over the next 12 months. The likelihood of a 200 basis point decrease in interest rates as of September 30, 2008 was considered to be remote given current interest rate levels. As of September 30, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.1% and 1.6%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.7% and 3.9%, respectively, relative to the base case over the next 12 months.

During the fourth quarter of 2007, the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant at 7.559% to 8.559%, depending upon the applicable swap contract. In conjunction with entering into the interest rate swap contracts, the Corporation terminated its three interest rate floor contracts, which had a total notional amount of $1.3 billion. These actions were partly responsible for the decrease in the Corporation’s sensitivity to changes in interest rates during the first nine months of 2008 compared to the same period in 2007. See Note 17 - Derivative Financial Instruments in the 2007 Form 10-K. The impact of a projected increase in interest rates was further limited as of September 30, 2008 as the Corporation increased its net average federal funds purchased position and repurchase agreements to fund loan growth during the first nine months of 2008. The Corporation’s securities portfolio and approximately half of its loan portfolio will not reprice as readily with interest rate changes due to their fixed rates or the effect of the aforementioned hedge. The benefit of an increase in interest rates derived from an upward repricing of the remaining variable rate loans is mostly offset by the effect of an assumed upward repricing of the Corporation’s funding sources.

As of September 30, 2008, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 2.1% negative variance in net interest income. The effect of a 200 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 2.2% positive variance in net interest income.

The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” are not significant, and, as such, separate quantitative disclosure is not presented.

As discussed in Note 19—Subsequent Event in the accompanying notes to consolidated financial statements included elsewhere in this report, on October 16, 2008, the Corporation entered into an interest rate swap contract with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on the Corporation’s $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout the five-year period beginning on December 1, 2008 and ending on December 1, 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. The terms of the interest rate swap contract provide that the Corporation will pay a fixed interest rate of 5.47% over the term of the contract and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements. The interest rate swap was entered into on October 16, 2008 at current market rates. Accordingly, no premium was paid or received in connection with the swap.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Corporation’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No change in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

Item 1A.	Risk Factors

Except for the addition of the risk factor detailed below, there has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation’s 2007 Form 10-K.

The Corporation May Be Adversely Affected By The Soundness Of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse affect on the Corporation’s financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: October 22, 2008	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)