Form 10-K
period 2008-12-31
CULLEN FROST BANKERS INC
filed 2009-02-03
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2008

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number:	001-13221

CULLEN/FROST BANKERS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

(210) 220-4011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value, and attached Stock Purchase Rights	The New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ]  No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ]  No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [    ]  No [ X ]

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $2.8 billion.

As of January 30, 2009, there were 59,416,433 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 23, 2009 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

The Corporation

Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, mutual funds, Section 1031 property exchange services, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2008, Cullen/Frost had consolidated total assets of $15.0 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.

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

The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. During 2008 and 2007, respectively, the Corporation acquired R. G. Seeberger, Inc. (Dallas market area) and Prime Benefits, Inc. (Austin market area), both independent insurance agencies that specialized in providing group employee benefit plans to businesses. During 2006, the Corporation acquired Texas Community Bancshares, Inc. (Dallas market area), Alamo Corporation of Texas (Rio Grande Valley market area) and Summit Bancshares, Inc. (Fort Worth market area). Details of these transactions are presented in Note 2 - Mergers and Acquisitions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

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

Cullen/Frost’s executive offices are located at 100 W. Houston Street, San Antonio, Texas 78205, and its telephone number is (210) 220-4011.

Subsidiaries of Cullen/Frost

The New Galveston Company

Incorporated under the laws of Delaware, The New Galveston Company is a wholly owned second-tier financial holding company and bank holding company, which directly owns all of Cullen/Frost’s banking and non-banking subsidiaries with the exception of Cullen/Frost Capital Trust II and Summit Bancshares Statutory Trust I.

Cullen/Frost Capital Trust II and Summit Bancshares Statutory Trust I

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

Trust II and Summit Trust (collectively referred to as the “Capital Trusts”) are variable interest entities for which the Corporation is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” In accordance with FIN 46R, the accounts of the Capital Trusts are not included in the Corporation’s consolidated financial statements. See the Corporation’s accounting policy related to consolidation in Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

Although the accounts of the Capital Trusts are not included in the Corporation’s consolidated financial statements, the $132.0 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as allowed by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $132.0 million in trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

On January 7, 2008, the Corporation redeemed $3.1 million of floating rate (three-month LIBOR plus a margin of 3.30%) junior subordinated deferrable interest debentures, due January 7, 2033, held of record by Alamo

Corporation of Texas Trust I (“Alamo Trust”). Concurrently, the $3.0 million of floating rate (three-month LIBOR plus a margin of 3.30%) trust preferred securities issued by Alamo Trust were also redeemed. On February 21, 2007, the Corporation redeemed $103.1 million of 8.42% junior subordinated deferrable interest debentures, Series A due February 1, 2027, held of record by Cullen/Frost Capital Trust I, a prior Delaware statutory business trust wholly-owned by the Corporation. As a result of the redemption, the Corporation incurred $5.3 million in expense during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs. Concurrently, the $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I were also redeemed. See Note 9 - Borrowed Funds and Note 12 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

The Frost National Bank

The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through more than 100 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2008, Frost Bank had consolidated total assets of $15.0 billion and total deposits of $11.5 billion and was one of the largest commercial banks headquartered in the State of Texas.

Significant services offered by Frost Bank include:

♦

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

♦

Consumer Services. Frost Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities, and brokerage services.

♦

International Banking. Frost Bank provides international banking services to customers residing in or dealing with businesses located in Mexico. These services consist of accepting deposits (generally only in U.S. dollars), making loans (in U.S. dollars only), issuing letters of credit, handling foreign collections, transmitting funds, and to a limited extent, dealing in foreign exchange.

♦

Correspondent Banking. Frost Bank acts as correspondent for approximately 317 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

♦

Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2008, the estimated fair value of trust assets was $21.7 billion, including managed assets of $9.9 billion and custody assets of $11.8 billion.

♦

Capital Markets - Fixed-Income Services. Frost Bank’s Capital Markets Division was formed to meet the transaction needs of fixed-income institutional investors. Services include sales and trading, new issue underwriting, money market trading, and securities safekeeping and clearance.

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

Frost Investment Advisors, LLC

Frost Investment Advisors is a registered investment advisor entity and a wholly owned subsidiary of Frost Bank that provides investors access to 13 Frost-managed mutual funds.

Frost 1031 Exchange, LLC

Frost 1031 Exchange is a wholly owned subsidiary of Frost Bank that assists customers in structuring the exchange of property such that the transactions result in a tax-deferred exchange in compliance with Section 1031 of the Internal Revenue Code.

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

Operating Segments

Cullen/Frost’s operations are managed along two reportable operating segments consisting of Banking and the Financial Management Group. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 -Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Competition

There is significant competition among commercial banks in the Corporation’s market areas. In addition, the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. Some of the Corporation’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Corporation. The Corporation generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust, brokerage and insurance services.

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

Regulatory Agencies

Cullen/Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and its subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHC Act provides generally for “umbrella” regulation of financial holding companies such as Cullen/Frost by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Cullen/Frost is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Cullen/Frost is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CFR,” and is subject to the rules of the NYSE for listed companies.

Frost Bank is organized as a national banking association under the National Bank Act. It is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

Many of the Corporation’s non-bank subsidiaries also are subject to regulation by the Federal Reserve Board and other federal and state agencies. Frost Securities, Inc. and Frost Brokerage Services, Inc. are regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators. Frost Investment Advisors, LLC is subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. The Corporation’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries are subject to both federal and state laws and regulations.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Under the BHC Act, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. If any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist.

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

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like Cullen/Frost are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval. The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Dividends

The principal source of Cullen/Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, Frost Bank could pay aggregate dividends of approximately $267.6 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2008. This amount would be limited to $210.0 million to avoid adversely affecting Frost Bank’s “well capitalized” status. Furthermore, these amounts are not necessarily indicative of amounts that may be paid or available to be paid in future periods.

In addition, Cullen/Frost and Frost Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates

There are various restrictions on the ability of Cullen/Frost and its non-bank subsidiaries to borrow from, and engage in certain other transactions with, Frost Bank. In general, Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W require that any “covered transaction” by Frost Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of Cullen/Frost or its non-bank subsidiaries, to 10% of Frost Bank’s capital stock and surplus, and, as to Cullen/Frost and all such non-bank subsidiaries in the aggregate, to 20% of Frost Bank’s capital stock and surplus. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, extensions of credit and other transactions between Frost Bank and Cullen/Frost or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to Frost Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

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

The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

♦

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

♦

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

♦	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Corporation is not required to comply with Basel II.

In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

Prompt Corrective Action

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Cullen/Frost believes that, as of December 31, 2008, its bank subsidiary, Frost Bank, was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Cullen/Frost believes that, as of December 31, 2008, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 -Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

Deposit Insurance

Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. For large, Risk Category 1 institutions (generally those with assets in excess of $10 billion) that have long-term debt issuer ratings, including Frost Bank, assessment rates are determined from weighted-average CAMELS component ratings and long-term debt issuer ratings. The minimum annualized assessment rate for Risk Category 1 institutions is 5 basis points and the maximum annualized assessment rate is 7 basis points. Quarterly assessment rates for large institutions in Risk Category 1 may vary within this range depending upon changes in CAMELS component ratings and long-term debt issuer ratings.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC proposes (i) to determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted and (ii) to revise the uniform amount and the pricing multipliers. The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. The FDIC also proposed, effective April 1, 2009, initial base assessment rates for Risk Category 1 institutions of 10 to 14 basis points. After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points. A final rule related to this proposal is expected to be issued during the first quarter of 2009. The Corporation cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Corporation’s control.

FDIC insurance expense totaled $4.6 million and $1.2 million in 2008 and 2007. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Frost Bank received a one-time assessment credit of $8.2 million to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $4.2 million of deposit insurance assessments during 2007 and $4.0 million of assessments during 2008. The assessment credits were mostly utilized for assessments through June 30, 2008.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards

The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Corporation elected to participate in both guarantee programs.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, Frost Bank is the only insured depository institution controlled by Cullen/Frost for this purpose. However, if Cullen/Frost were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

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

Financial Privacy

The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Employees

At December 31, 2008, the Corporation employed 3,892 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

The names, ages as of December 31, 2008, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	62	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	48	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.

Phillip D. Green Group Executive Vice President, Chief Financial Officer	54	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to present.

David W. Beck President, Chief Business Banking Officer of Frost Bank	58	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.

Robert A. Berman Group Executive Vice President, Internet Financial Services of Frost Bank	46	Officer of Frost Bank since January 1989. Group Executive Vice President, Internet Financial Services of Frost Bank from May 2001 to present.

Paul H. Bracher President, State Regions of Frost Bank	52	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to present.

Richard Kardys Group Executive Vice President, Executive Trust Officer of Frost Bank	62	Officer of Frost Bank since January 1977. Group Executive Vice President, Executive Trust Officer of Frost Bank from May 2001 to present.

Paul J. Olivier Group Executive Vice President, Consumer Banking of Frost Bank	56	Officer of Frost Bank since August 1976. Group Executive Vice President, Consumer Banking of Frost Bank from May 2001 to present.

William L. Perotti Group Executive Vice President, Chief Credit Officer and Chief Risk Officer of Frost Bank	51	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to present. Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Human Resources of Frost Bank	64	Officer of Frost Bank since January 1998. Group Executive Vice President, Human Resources of Frost Bank from October 2003 to present.

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

Risks Related To The Corporation’s Business

The Corporation’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Corporation operates, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. The business environment in Texas and the markets in which the Corporation operates has been less adverse than in the United States generally but continues to deteriorate. It is expected that the business environment in the State of Texas, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Corporation’s loans, results of operations and financial condition.

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

The Corporation Is Subject To Lending Risk

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the State of Texas and the United States. Increases in interest rates and/or continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

As of December 31, 2008, approximately 83% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Corporation’s Allowance For Possible Loan Losses May Be Insufficient

The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Corporation will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Allowance for Possible Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for possible loan losses.

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

The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas

The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Although economic conditions in the State of Texas have experienced less decline than in the United States generally, these conditions are declining and are expected to continue to decline. A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation Operates In A Highly Competitive Industry and Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets where the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

♦	The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
♦	The ability to expand the Corporation’s market position.
♦	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

♦	The rate at which the Corporation introduces new products and services relative to its competitors.
♦	Customer satisfaction with the Corporation’s level of service.
♦	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation and Supervision

The Corporation, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 12 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

New Lines of Business or New Products and Services May Subject The Corporation to Additional Risks

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/ or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Cullen/Frost’s common stock and interest and principal on Cullen/Frost’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from Frost Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 12 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Potential Acquisitions May Disrupt the Corporation’s Business and Dilute Stockholder Value

The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

♦	Potential exposure to unknown or contingent liabilities of the target company.
♦	Exposure to potential asset quality issues of the target company.
♦	Difficulty and expense of integrating the operations and personnel of the target company.
♦	Potential disruption to the Corporation’s business.
♦	Potential diversion of the Corporation’s management’s time and attention.
♦	The possible loss of key employees and customers of the target company.
♦	Difficulty in estimating the value of the target company.
♦	Potential changes in banking or tax laws or regulations that may affect the target company.

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

During 2008, the Corporation acquired R.G. Seeberger Company, Inc. (Dallas market area). During 2007, the Corporation acquired Prime Benefits, Inc. (Austin market area). During 2006, the Corporation acquired Texas Community Bancshares, Inc. (Dallas market area), Alamo Corporation of Texas (Rio Grande Valley market area) and Summit Bancshares, Inc. (Fort Worth market area). Details of these transactions are presented in Note 2 - Mergers and Acquisitions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

The Corporation May Not Be Able To Attract and Retain Skilled People

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of key personnel of the Corporation could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers.

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

Risks Associated With The Corporation’s Common Stock

The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

♦	Actual or anticipated variations in quarterly results of operations.
♦	Recommendations by securities analysts.
♦	Operating and stock price performance of other companies that investors deem comparable to the Corporation.
♦	News reports relating to trends, concerns and other issues in the financial services industry.
♦	Perceptions in the marketplace regarding the Corporation and/or its competitors.
♦	New technology used, or services offered, by competitors.
♦	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors.
♦	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
♦	Changes in government regulations.
♦	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

Although the Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE), the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

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

The Corporation’s Articles Of Incorporation and By-Laws As Well As Certain Banking Laws May Have An Anti-Takeover Effect

Provisions of the Corporation’s articles of incorporation and by-laws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.

Risks Associated With The Corporation’s Industry

The Earnings Of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions

The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. The continuing deterioration in economic conditions in the United States and abroad could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2008 and 2007 the high and low intra-day sales prices per share of Cullen/Frost’s common stock as reported by the NYSE and the cash dividends declared per share.

	2008		2007
Sales Price Per Share	High	Low	High	Low

First quarter	$56.35	$43.78	$57.05	$51.24
Second quarter	58.78	49.75	54.18	50.49
Third quarter	65.03	44.42	55.00	48.34
Fourth quarter	62.41	43.61	54.00	47.55

Cash Dividends Per Share	2008	2007

First quarter	$0.40	$0.34
Second quarter	0.42	0.40
Third quarter	0.42	0.40
Fourth quarter	0.42	0.40
Total	$1.66	$1.54

As of December 31, 2008, there were 59,416,433 shares of the Corporation’s common stock outstanding held by 1,687 holders of record. The closing price per share of common stock on December 31, 2008, the last trading day of the Corporation’s fiscal year, was $50.68.

The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. See the section captioned “Supervision and Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which are included elsewhere in this report.

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2008, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 13 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants

Plans approved by shareholders	4,272,050	$49.98	963,825
Plans not approved by shareholders	-	-	-

Total	4,272,050	$49.98	963,825

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2008.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period

Period

October 1, 2008 to October 31, 2008	20,852	(1)	$54.50	-	-
November 1, 2008 to November 30, 2008	-		-	-	-
December 1, 2008 to December 31, 2008	-		-	-	-

Total	20,852		$54.50	-

(1)	Represents repurchases made in connection with the vesting of certain share awards.

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2003 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns

on $100 Investment Made on December 31, 2003

	2003	2004	2005	2006	2007	2008

Cullen/Frost	$100.00	$122.53	$138.60	$147.54	$137.94	$142.36
S&P 500	100.00	110.85	116.28	134.61	141.99	89.54
S&P 500 Banks	100.00	109.39	110.95	129.41	99.21	63.89

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2008. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2008 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Consolidated Statements of Income
Interest income:
Loans, including fees	$504,680	$573,039	$502,657	$359,587	$249,612
Securities	167,044	165,517	144,501	131,943	135,035
Interest-bearing deposits	429	396	251	150	63
Federal funds sold and resell agreements	3,498	29,895	36,550	18,147	8,834

Total interest income	675,651	768,847	683,959	509,827	393,544

Interest expense:
Deposits	104,871	190,237	155,090	78,934	39,150
Federal funds purchased and repurchase agreements	12,954	31,951	31,167	16,632	5,775
Junior subordinated deferrable interest debentures	6,972	11,283	17,402	14,908	12,143
Subordinated notes payable and other borrowings	16,829	16,639	11,137	8,087	5,038

Total interest expense	141,626	250,110	214,796	118,561	62,106

Net interest income	534,025	518,737	469,163	391,266	331,438
Provision for possible loan losses	37,823	14,660	14,150	10,250	2,500

Net interest income after provision for possible loan losses	496,202	504,077	455,013	381,016	328,938

Non-interest income:
Trust fees	74,554	70,359	63,469	58,353	53,910
Service charges on deposit accounts	87,566	80,718	77,116	78,751	87,415
Insurance commissions and fees	32,904	30,847	28,230	27,731	30,981
Other charges, commissions and fees	35,557	32,558	28,105	23,125	22,877
Net gain (loss) on securities transactions	(159)	15	(1)	19	(3,377)
Other	56,900	53,734	43,828	42,400	33,304

Total non-interest income	287,322	268,231	240,747	230,379	225,110

Non-interest expense:
Salaries and wages	225,943	209,982	190,784	166,059	158,039
Employee benefits	47,219	47,095	46,231	41,577	40,176
Net occupancy	40,464	38,824	34,695	31,107	29,375
Furniture and equipment	37,799	32,821	26,293	23,912	22,771
Intangible amortization	7,906	8,860	5,628	4,859	5,346
Other	127,314	124,864	106,722	99,493	89,323

Total non-interest expense	486,645	462,446	410,353	367,007	345,030

Income before income taxes	296,879	309,862	285,407	244,388	209,018
Income taxes	89,624	97,791	91,816	78,965	67,693

Net income	$207,255	$212,071	$193,591	$165,423	$141,325

Selected Financial Data (continued)

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004

Per Common Share Data
Net income - basic	$3.52	$3.60	$3.49	$3.15	$2.74
Net income - diluted	3.50	3.55	3.42	3.07	2.66
Cash dividends declared and paid	1.66	1.54	1.32	1.165	1.035
Book value	29.68	25.18	23.01	18.03	15.84

Common Shares Outstanding
Period-end	59,416	58,662	59,839	54,483	51,924
Weighted-average shares - basic	58,845	58,952	55,467	52,481	51,651
Dilutive effect of stock compensation	440	761	1,175	1,322	1,489
Weighted-average shares - diluted	59,285	59,713	56,642	53,803	53,140

Performance Ratios
Return on average assets	1.51%	1.63%	1.67%	1.63%	1.47%
Return on average equity	13.11	15.20	18.03	18.78	17.91
Net interest income to average earning assets	4.67	4.69	4.67	4.45	4.05
Dividend pay-out ratio	47.36	42.83	37.91	37.18	38.06

Balance Sheet Data
Period-end:
Loans	$8,844,082	$7,769,362	$7,373,384	$6,085,055	$5,164,991
Earning assets	13,001,103	11,556,385	11,460,741	10,197,059	8,891,859
Total assets	15,034,142	13,485,014	13,224,189	11,741,437	9,952,787
Non-interest-bearing demand deposits	4,152,348	3,597,903	3,699,701	3,484,932	2,969,387
Interest-bearing deposits	7,356,589	6,931,770	6,688,208	5,661,462	5,136,291
Total deposits	11,508,937	10,529,673	10,387,909	9,146,394	8,105,678
Long-term debt and other borrowings	392,661	400,323	428,636	415,422	377,677
Shareholders’ equity	1,763,527	1,477,088	1,376,883	982,236	822,395

Average:
Loans	$8,314,265	$7,464,140	$6,523,906	$5,594,477	$4,823,198
Earning assets	11,868,262	11,339,876	10,202,981	8,968,906	8,352,334
Total assets	13,684,531	13,041,682	11,581,253	10,143,245	9,618,849
Non-interest-bearing demand deposits	3,614,747	3,524,132	3,334,280	3,008,750	2,914,520
Interest-bearing deposits	6,916,372	6,688,509	5,850,116	5,124,036	4,852,166
Total deposits	10,531,119	10,212,641	9,184,396	8,132,786	7,766,686
Long-term debt and other borrowings	394,763	413,700	405,752	387,612	363,386
Shareholders’ equity	1,580,311	1,395,022	1,073,599	880,640	789,073

Asset Quality
Allowance for possible loan losses	$110,244	$92,339	$96,085	$80,325	$75,810
Allowance for possible loan losses to period-end loans	1.25%	1.19%	1.30%	1.32%	1.47%
Net loan charge-offs	$19,918	$18,406	$11,110	$8,921	$10,191
Net loan charge-offs to average loans	0.24%	0.25%	0.17%	0.16%	0.20%
Non-performing assets	$78,040	$29,849	$57,749	$38,927	$39,116
Non-performing assets to:
Total loans plus foreclosed assets	0.88%	0.38%	0.78%	0.64%	0.76%
Total assets	0.52	0.22	0.44	0.33	0.39

Consolidated Capital Ratios
Tier 1 risk-based capital ratio	10.30%	9.96%	11.25%	12.24%	12.83%
Total risk-based capital ratio	12.58	12.59	13.43	14.94	15.99
Leverage ratio	8.80	8.37	9.56	9.62	9.18
Average shareholders’ equity to average total assets	11.55	10.70	9.27	8.68	8.20

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2008 and 2007. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$167,417	$166,676	$165,855	$175,703
Interest expense	29,336	31,940	34,527	45,823

Net interest income	138,081	134,736	131,328	129,880
Provision for possible loan losses	8,550	18,940	6,328	4,005
Non-interest income (1)	69,198	77,315	70,581	70,228

Non-interest expense	123,543	122,972	120,090	120,040

Income before income taxes	75,186	70,139	75,491	76,063
Income taxes	22,223	21,174	22,944	23,283

Net income	$52,963	$48,965	$52,547	$52,780

Net income per common share:
Basic	$0.90	$0.83	$0.89	$0.90
Diluted	0.89	0.82	0.89	0.89

	Year Ended December 31, 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$188,370	$194,874	$193,021	$192,582
Interest expense	57,610	64,250	63,501	64,749

Net interest income	130,760	130,624	129,520	127,833
Provision for possible loan losses	3,576	5,784	2,650	2,650
Non-interest income (2)	66,383	70,756	64,020	67,072
Non-interest expense	114,150	113,567	112,642	122,087

Income before income taxes	79,417	82,029	78,248	70,168
Income taxes	24,717	25,566	24,619	22,889

Net income	$54,700	$56,463	$53,629	$47,279

Net income per common share:
Basic	$0.94	$0.97	$0.90	$0.79
Diluted	0.93	0.95	0.89	0.78

(1)	Includes net losses on securities transactions of $133 thousand during the fourth quarter of 2008, net gains of $78 thousand during the third quarter of 2008, net losses of $56 thousand during the second quarter of 2008 and net losses of $48 thousand during the first quarter of 2008.

(2)	Includes net gain on securities transactions of $15 thousand during the fourth quarter of 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

♦	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.
♦	Volatility and disruption in national and international financial markets.
♦	Government intervention in the U.S. financial system.
♦	Changes in the level of non-performing assets and charge-offs.
♦	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
♦	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
♦	Inflation, interest rate, securities market and monetary fluctuations.
♦	Political instability.
♦	Acts of God or of war or terrorism.
♦	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
♦	Changes in consumer spending, borrowings and savings habits.
♦	Changes in the financial performance and/or condition of the Corporation’s borrowers.
♦	Technological changes.
♦	Acquisitions and integration of acquired businesses.
♦	The ability to increase market share and control expenses.
♦	Changes in the competitive environment among financial holding companies and other financial service providers.
♦	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.
♦

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

♦	Changes in the Corporation’s organization, compensation and benefit plans.
♦

The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

♦	Greater than expected costs or difficulties related to the integration of new products and lines of business.
♦	The Corporation’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On October 31, 2008, the Corporation announced that it would not apply for funds available through the TARP Capital Purchase Program.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Corporation elected to participate in both guarantee programs.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2008 and 2007 and results of operations for each of the years in the three-year period ended December 31, 2008. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. The Corporation acquired R.G. Seeberger Company, Inc. (“Seeberger”) in 2008, Prime Benefits, Inc. (“Prime Benefits”) in 2007 and Summit Bancshares, Inc. (“Summit”), Alamo Corporation of Texas (“Alamo”) and Texas Community Bancshares, Inc. (“TCB”) in 2006. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. See Note 2 - Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

Net income totaled $207.3 million, or $3.50 diluted per common share, in 2008 compared to $212.1 million, or $3.55 diluted per common share, in 2007 and $193.6 million, or $3.42 diluted per common share, in 2006.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2008	2007	2006

Taxable-equivalent net interest income	$554,353	$534,195	$479,138
Taxable-equivalent adjustment	20,328	15,458	9,975

Net interest income	534,025	518,737	469,163
Provision for possible loan losses	37,823	14,660	14,150
Non-interest income	287,322	268,231	240,747
Non-interest expense	486,645	462,446	410,353

Income before income taxes	296,879	309,862	285,407
Income taxes	89,624	97,791	91,816

Net income	$207,255	$212,071	$193,591

Earnings per common share:
Basic	$3.52	$3.60	$3.49
Diluted	3.50	3.55	3.42

Return on average assets	1.51%	1.63%	1.67%
Return on average equity	13.11	15.20	18.03

Net income for 2008 decreased $4.8 million, or 2.3%, compared to 2007. The decrease was primarily due to a $24.2 million increase in non-interest expense and a $23.2 million increase in the provision for possible loan losses. The impact of these items was partly offset by a $19.1 million increase in non-interest income, a $15.3 million increase in net interest income and a $8.2 million decrease in income tax expense. Net income for 2007 increased $18.5 million, or 9.5%, compared to 2006. The increase was primarily due to a $49.6 million increase in net interest income and a $27.5 million increase in non-interest income. The impact of these items was partly offset by a $52.1 million increase in non-interest expense, a $6.0 million increase in income tax expense and a $510 thousand increase in the provision for possible loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 65% of total revenue during 2008. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%. During 2007, the prime interest rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%. During 2008, the prime interest rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. The federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner. It began 2006 at 4.25% and increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%. During 2007, the federal funds rate decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%. During 2008, the federal funds rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into interest rate swaps during the fourth quarter of 2007 that effectively convert $1.2 billion of loans with floating interest rates tied to the prime rate into fixed rate loans for a period of seven years. Furthermore, during the fourth quarter of 2008, the Corporation entered into an interest rate swap contract that effectively converted $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II to a fixed rate debt instrument for a period of five years. See Note 17 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps. As a result, the Corporation’s balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Corporation currently believes it is reasonably possible the federal funds rate and the prime interest rate will remain at the current, historically-low levels for the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation’s control. Further analysis of the components of the Corporation’s net interest margin is presented below.

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented on pages 126 and 127 of this report.

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$(658)	$691	$33	$(44)	$189	$145
Federal funds sold and resell agreements	(10,765)	(15,632)	(26,397)	496	(7,151)	(6,655)
Securities:
Taxable	2,621	(7,728)	(5,107)	6,417	8,866	15,283
Tax-exempt	848	9,356	10,204	(138)	8,973	8,835
Loans	(128,189)	61,130	(67,059)	-	72,763	72,763

Total earning assets	(136,143)	47,817	(88,326)	6,731	83,640	90,371
Savings and interest checking	(4,449)	1,193	(3,256)	1,520	456	1,976
Money market deposit accounts	(55,925)	(54)	(55,979)	914	14,497	15,411
Time accounts	(15,587)	(971)	(16,558)	6,709	10,749	17,458
Public funds	(8,120)	(1,453)	(9,573)	707	(405)	302
Federal funds purchased and repurchase agreements	(23,490)	4,493	(18,997)	(3,209)	3,993	784
Junior subordinated deferrable interest debentures	(3,137)	(1,174)	(4,311)	(471)	(5,648)	(6,119)
Subordinated notes payable and other notes	(72)	799	727	(152)	5,752	5,600
Federal Home Loan Bank advances	229	(766)	(537)	47	(145)	(98)

Total interest-bearing liabilities	(110,551)	2,067	(108,484)	6,065	29,249	35,314

Changes in taxable-equivalent net interest income	$(25,592)	$45,750	$20,158	$666	$54,391	$55,057

Taxable-equivalent net interest income for 2008 increased $20.2 million, or 3.8%, compared to 2007. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the average yield on interest-earning assets. The average volume of interest-earning assets for 2008 increased $528.4 million, or 4.7%, compared to 2007. The increase in taxable-equivalent net interest income was also partly due to an increase in the number of days in 2008, due to the leap year. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2008. Excluding the impact of the additional day results in an effective increase in taxable-equivalent net interest income of approximately $18.6 million during 2008 compared to 2007. This effective increase was the result of the aforementioned increase in the average volume of interest-earning assets.

The Corporation’s net interest margin was 4.67% for 2008 compared to 4.69% for 2007 despite significantly lower average market interest rates during 2008. As a result of the lower interest rates, the average yield on interest-earning assets decreased 103 basis points from 6.89% in 2007 to 5.86% in 2008. The effect of the lower average market interest rates on the average yield on interest-earning assets was substantially mitigated by a corresponding decrease in the average cost of funds, which decreased 144 basis points from 3.14% in 2007 to 1.70% in 2008. The effect of lower average market interest rates on the average yield on interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans. In addition to lower average market interest rates, the cost of funds was further impacted by an increase in the relative proportion of lower- cost savings and interest checking deposits in 2008 relative to 2007. The negative impact of lower average market interest rates on the average yield on interest-earning assets was partly limited as the Corporation had a larger proportion of average interest-earning assets invested in higher-yielding loans, which increased from 65.8% of total average interest-earning assets during 2007 to 70.1% of total average interest-earning assets during 2008, and a lower proportion of average interest-earning assets invested in lower-yielding federal funds sold and resell agreements during 2008 relative to 2007.

Taxable-equivalent net interest income for 2007 increased $55.1 million, or 11.5%, compared to 2006. The increase primarily resulted from an increase in the average volume of earning assets. The average volume of earning assets for 2007 increased $1.1 billion compared to 2006. Over the same time frame, the net interest margin increased 2 basis points from 4.67% in 2006 to 4.69% in 2007. The increase in the average volume of earning assets was due in part to the acquisition of Summit in the fourth quarter of 2006. See Note 2 – Mergers and Acquisitions in the accompanying notes to consolidated financial statements included elsewhere in this report. The increase in net interest margin was primarily due to an increase in the average yield on interest earning assets partly offset by an increase in the average cost of funds. The average yield on interest earning assets during 2007 was 6.89% compared to 6.76% during 2006. This increase was partly due to a 24 basis point increase in the average yield on securities. Furthermore, the Corporation had a larger proportion of average interest earning assets invested in higher-yielding loans during 2007 relative to 2006. During 2006, market interest rates rose during each of the first two quarters while the reductions in market rates during 2007 did not occur until the latter part the year. The positive impact of higher average market rates and the more favorable mix of interest earning assets on the net interest margin was partly offset by an increase in the average cost of funds compared to the increase in the average yield on interest-earning assets. The average cost of funds increased 8 basis points to 3.14% during 2007 from 3.06% during 2006. The increase in cost of funds was partly due to an increase in the relative proportion of average interest-bearing deposits, particularly higher-cost money market and time deposits, to 65.5% of total average deposits during 2007 from 63.7% of total average deposits during 2006.

The average volume of loans, the Corporation’s primary category of earning assets, increased $850.1 million, or 11.4%, during 2008 compared to 2007 and increased $940.2 million, or 14.4%, during 2007 compared to 2006. The average yield on loans was 6.16% during 2008 and 7.76% during 2007. As stated above, the Corporation had a larger proportion of average earning assets invested in loans during both 2008 compared to 2007 and 2007 compared to 2006. Such investments have significantly higher yields compared to securities and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average volume of securities increased $38.6 million in 2008 compared to 2007 and increased $332.2 million in 2007 compared to 2006. The average yield on securities was 5.41% during 2008 compared to 5.24% during 2007 and 5.00% during 2006. The increase in the average yield on securities during 2008 compared to 2007 primarily resulted as the relative proportion of higher-yielding, tax-exempt municipal securities increased from 12.5% of average securities in 2007 to 16.7% of average securities in 2008. Average federal funds sold and resell agreements decreased $438.2 million, or 75.6%, during 2008 compared to the 2007 and decreased $139.0 million, or 19.3%, during 2007 compared to 2006. The average yield on federal funds sold and resell agreements was 2.47% during 2008 compared to 5.15% during 2007 and 5.08% during 2006.

Average deposits increased $318.5 million, or 3.1%, during 2008 compared to 2007 and $1.0 billion, or 11.2%, in 2007 compared to 2006. The larger increase in the average volume of deposits during 2007 relative to the increase in 2008 was due in part to the acquisition of Summit during the fourth quarter of 2006. The increase in average deposits over the comparable years was primarily in interest-bearing deposits. Average interest-bearing deposits increased $227.9 million during 2008 compared to 2007 and $838.4 million during 2007 compared to 2006. The ratio of average interest-bearing deposits to total average deposits was 65.7% during 2008 compared to 65.5% in 2007 and 63.7% in 2006. The average cost of interest-bearing deposits and total deposits was 1.52% and 1.00% during 2008 compared to 2.84% and 1.86% during 2007 and 2.65% and 1.69% during 2006. The decrease in the average cost of interest-bearing deposits during 2008 compared to 2007 was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates combined with an increase in the relative proportion of lower yielding savings and interest on checking deposits. The increase in the average cost of interest-bearing deposits during 2007 compared to 2006 was primarily the result of increases in interest rates offered on deposit products due to higher average market interest rates.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 4.16% in 2008 compared to 3.75% in 2007 and 3.70% in 2006. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 17 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $37.8 million in 2008 compared to $14.7 million in 2007 and $14.2 million in 2006. During the third quarter of 2008, the Corporation recorded a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike, which impacted the Corporation’s Houston and Galveston market areas. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	2008	2007	2006

Trust fees	$74,554	$70,359	$63,469
Service charges on deposit accounts	87,566	80,718	77,116
Insurance commissions and fees	32,904	30,847	28,230
Other charges, commissions and fees	35,557	32,558	28,105
Net gain (loss) on securities transactions	(159)	15	(1)
Other	56,900	53,734	43,828

Total	$287,322	$268,231	$240,747

Total non-interest income for 2008 increased $19.1 million, or 7.1%, compared to 2007 while total non-interest income for 2007 increased $27.5 million, or 11.4%, compared to 2006. Changes in the various components of non-interest income are discussed in more detail below.

Trust Fees. Trust fee income for 2008 increased $4.2 million, or 6.0%, compared to 2007 while trust fee income for 2007 increased $6.9 million, or 10.9%, compared to 2006. Investment fees are the most significant component of trust fees, making up approximately 67% of total trust fees in 2008, approximately 71% of total trust fees in 2007 and approximately 70% in 2006. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increase in trust fee income during 2008 compared to the same period in 2007 was primarily the result of increases in oil and gas trust management fees (up $3.4 million) and securities lending income (up $1.7 million). The increase in oil and gas trust management fees was partly related to new lease bonuses and increased production. The increase in securities lending income was due in part to increased transaction spreads. Investment fees did not significantly fluctuate in 2008 compared to 2007. The Corporation has been successful with business development activities and customer retention despite the recent market correction in equity valuations. Equity valuations during 2008 have been lower on average compared to 2007 while bond valuations are higher as a result of lower market interest rates.

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

At December 31, 2008, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (44.1% of trust assets), equity securities (32.0% of trust assets) and cash equivalents (16.1% of trust assets). The estimated fair value of trust assets was $21.7 billion (including managed assets of $9.9 billion and custody assets of $11.8 billion) at December 31, 2008 compared to $24.8 billion (including managed assets of $10.5 billion and custody assets of $14.3 billion) at December 31, 2007 and $23.2 billion (including managed assets of $9.3 billion and custody assets of $13.9 billion) at December 31, 2006.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2008 increased $6.8 million, or 8.5%, compared to 2007. During 2008 increases in service charges on commercial accounts (up $7.3 million) were partly offset by decreases in service charges on consumer accounts (down $2.0 million). The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because average market interest rates in 2008 were lower compared to 2007, deposit balances have become less valuable and are yielding a lower earnings credit rate. As a result, customers are paying for more of their services through fees rather than with earnings credits applied to their deposit balances. The decrease in service charges on consumer accounts is partly the result of a shift in the relative mix of deposit products towards lower cost/free accounts, which is partly related to a restructuring of the Corporation’s deposit product offerings.

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

Insurance Commissions and Fees. Insurance commissions and fees for 2008 increased $2.1 million, or 6.7%, compared to 2007. The increase was primarily related to higher commission income (up $2.0 million), partly related to the recent acquisitions (see Note 2-Mergers and Acquisitions). Insurance commissions and fees for 2007 increased $2.6 million, or 9.3%, compared to 2006. The increase was primarily related to higher commission income (up $2.0 million) and an increase in contingent commissions (up $567 thousand).

Insurance commissions and fees include contingent commissions totaling $3.7 million during both 2008 and 2007 and $3.1 million during 2006. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers. The carriers use several non-client specific factors to determine the amount of the contingency payments. Such factors include the aggregate loss performance of insurance policies previously placed and the volume of business, among other things. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $3.0 million during 2008, $3.3 million during 2007 and $2.8 million during 2006. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $716 thousand, $366 thousand and $376 thousand during 2008, 2007 and 2006.

Other Charges, Commissions and Fees. Other charges, commissions and fees for 2008 increased $3.0 million, or 9.2%, compared to the same period in 2007. The increase was primarily related to increases in mutual fund management fees related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation (up $1.9 million), commission income related to the sale of money market accounts (up $1.3 million), brokerage commissions (up $577 thousand), investment banking fees related to corporate advisory services (up $471 thousand), loan processing fees (up $462 thousand) and unused balance fees on loan commitments (up $459 thousand). The increase from these items was partly offset by decreases in commission income related to the sale of mutual funds (down $987 thousand), receivables factoring income (down $653 thousand) and ATM fees (down $491 thousand).

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

Net Gain/Loss on Securities Transactions. During 2008, the Corporation sold available-for-sale securities with an amortized cost totaling $4.9 billion and realized a related net loss of $159 thousand. The Corporation sold $599.1 million of securities during the first quarter of 2008 in connection with a restructuring of the Corporation’s securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime interest rate. The proceeds from the sales were reinvested in longer-term securities with higher yields. The Corporation sold $257.2 million of securities during the second quarter of 2008, of which approximately $190.0 million were primarily sold for liquidity management purposes to fund loan growth. During the third quarter of 2008, the Corporation sold its entire portfolio (with a book value totaling $32.0 million) of unsecured, non-mortgage-backed securities issued by U.S. government agencies and corporations due to increasing risks associated with these investments. During the fourth quarter of 2008, the Corporation purchased and subsequently sold $4.0 billion of securities in connection with certain tax planning strategies. During 2007, the Corporation sold available-for-sale securities with an amortized cost totaling $64.9 million and realized a related net gain of $15 thousand.

Other Non-Interest Income. Other non-interest income increased $3.2 million, or 5.9%, during 2008 compared to the same period in 2007. Contributing to the increase were increases in mineral interest income (up $2.6 million), income from check card usage (up $2.1 million), income from securities trading and customer derivative activities (up $1.4 million) and sundry income from various miscellaneous items (up $827 thousand). Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation. Sundry income from various miscellaneous items generally includes various one-time, non-recurring items. Sundry income for 2008 included $2.8 million in income recognized from the collection of loan interest and other charges written-off in prior years. Sundry income from various miscellaneous items also included $1.9 million recognized during the first quarter of 2008 related to the partial redemption of shares received from the VISA, Inc. initial public offering resulting from the Corporation’s membership interest in VISA USA. A portion of the shares allocated to the Corporation in the initial public offering were withheld to cover the costs and liabilities associated with certain litigation for which the Corporation, based on its prior proportionate membership interest in VISA USA, is obligated to indemnify VISA under its indemnification agreement with VISA USA. The Corporation accrued $548 thousand in connection with its obligations under the indemnification agreement during the fourth quarter of 2007. Since a portion of the shares allocated to the Corporation in the initial public offering were withheld, the Corporation was not required to make any cash payments related to the indemnification agreement. As such, the indemnification accrual related to certain pending litigation was reversed during the first quarter of 2008 and included in the aforementioned $1.9 million of income. Additional accruals may be required in future periods should the Corporation’s estimate of its obligations under the indemnification agreement change. The increases in the aforementioned items were partly offset by a decrease in earnings on cashier check balances (down $2.6 million) and lease rental income (down $757 thousand). The decrease in earnings on cashier check balances was primarily due to a decrease in fees received on balances maintained with the Corporation’s third-party processor as such fees are tied to market interest rates which were comparatively lower in 2008 relative to 2007. During the second quarter of 2008, the Corporation began to maintain cashiers check balances in-house. Accordingly, the third-party fees on cashier check balances will continue to decline. The cashier check balances maintained in-house by the Corporation will provide investable funds from which the Corporation will derive interest income in future periods.

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

Non-Interest Expense

The components of non-interest expense were as follows:

	2008	2007	2006

Salaries and wages	$225,943	$209,982	$190,784
Employee benefits	47,219	47,095	46,231
Net occupancy	40,464	38,824	34,695
Furniture and equipment	37,799	32,821	26,293
Intangible amortization	7,906	8,860	5,628
Other	127,314	124,864	106,722

Total	$486,645	$462,446	$410,353

Total non-interest expense for 2008 increased $24.2 million, or 5.2%, compared to 2007 while total non-interest expense for 2007 increased $52.1 million, or 12.7%, compared to 2006. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for 2008 increased $16.0 million, or 7.6%, compared to 2007. The increase was primarily related to normal, annual merit increases, increases in headcount and increases in commissions related to higher insurance revenues and incentive compensation related to higher investment banking fees from corporate advisory services.

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

Employee Benefits. Employee benefits expense for 2008 did not significantly fluctuate compared to 2007 as increases in medical insurance expense (up $1.8 million), payroll taxes (up $797 thousand) and workers compensation insurance expense (up $412 thousand) were mostly offset by decreases in expenses related to the Corporation’s defined benefit retirement and restoration plans (down $2.2 million) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $685 thousand).

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

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The Corporation recognized a net benefit of $269 thousand related to the defined benefit retirement and restoration plans in 2008 compared to expense of $1.9 million in 2007 and $2.7 million in 2006. Future benefits/expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets.

For additional information related to the Corporation’s employee benefit plans, see Note 13 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.

Net Occupancy. Net occupancy expense for 2008 increased $1.6 million, or 4.2%, compared to 2007. The increase was primarily due to an increase in utilities (up $649 thousand), lease expense (up $598 thousand), building maintenance (up $332 thousand) and service contracts expense (up $239 thousand). These increases were partly related to new branches.

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

Furniture and Equipment. Furniture and equipment expense for 2008 increased $5.0 million, or 15.2%, compared to 2007. The increase during 2008 was primarily related to increases in software amortization expense (up $1.5 million), software maintenance expense (up $1.4 million), depreciation expense related to furniture and fixtures (up $1.3 million) and service contracts expense (up $742 thousand). The increases in software amortization and software maintenance expense were related to the implementation of new software applications. The increase in depreciation expense related to furniture and fixtures was partly due to depreciation expense related to scanners utilized in the Corporations remote capture operations.

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

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to non-compete agreements and customer relationships. Intangible amortization totaled $7.9 million for 2008 compared to $8.9 million for 2007 and $5.6 million for 2006. The decrease in amortization expense during 2008 compared to 2007 is primarily the result of a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets, as well as the completion of the amortization for certain intangible assets, partly offset by the impact of the additional amortization of intangible assets acquired in connection with the acquisition of Prime Benefits during the fourth quarter of 2007 and Seeberger during the third quarter of 2008. The increase in intangible amortization in 2007 was primarily due to the amortization of new intangible assets acquired in connection with the acquisitions of TCB and Alamo during the first quarter of 2006 and Summit during the fourth quarter of 2006. See Note 7 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

Other Non-Interest Expense. Other non-interest expense for 2008 increased $2.5 million, or 2.0%, compared to the same period in 2007. Significant components of other non-interest expense with increases compared to 2007 included increases in FDIC insurance expense (up $3.4 million), sub-advisor investment management fees related to Frost Investment Advisors (up $1.8 million), advertising/promotions expenses (up $1.6 million) and professional service expense (up $1.4 million). The increase in FDIC insurance expense primarily resulted as available assessment credits were mostly utilized for assessments through June 30, 2008. In October 2008, the FDIC proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The proposal was adopted as a final rule in December 2008. The FDIC also proposed that, effective April 1, 2009, initial base assessment rates for Risk Category 1 institutions would be 10 to 14 basis points. After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points. A final rule related to this proposal is expected to be issued during the first quarter of 2009. The Corporation cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Corporation’s control. Significant components of other non-interest expense with decreases compared to 2007 included decreases in sundry expense from various miscellaneous items (down $4.4 million), armored motor service expense (down $1.0 million), depreciation expense on leased property (down $750 thousand) and outside computer services expense (down $717 thousand). Sundry expense from various miscellaneous items in 2007 included $5.3 million in expense related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included in 2007, among other things, was $1.0 million in expense related to a contribution for previously unmatched employee contributions to the Corporation’s 401(k) plan and $548 thousand in expense related to indemnification obligations with Visa USA. Sundry expense from various miscellaneous items for 2008 included a $1.0 million accrual for costs related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas and a $410 thousand accrual related to a lease settlement agreement. Also included in 2008 was $1.1 million in expense related to a settlement, release and license agreement associated with certain patent infringement claims.

Other non-interest expense for 2007 increased $18.1 million, or 17.0%, compared to 2006. Significant components of the increase included increases in sundry expense from various miscellaneous items

(up $5.7 million), advertising/promotions expenses (up $2.6 million), amortization of net deferred costs related to loan commitments (up $1.9 million) and leased property depreciation (up $1.2 million). Included in sundry expense from various miscellaneous items was the aforementioned $5.3 million in expense related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included was $1.0 million in expense related to a contribution for previously unmatched employee contributions to the Corporation’s 401(k) plan, $548 thousand in expense related to indemnification obligations with Visa USA, $373 thousand in expense related to the reimbursement of certain expenses previously paid by the Corporation’s defined benefit pension plan and $275 thousand in expense related to settlements.

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and the Financial Management Group (“FMG”). A description of each business and the methodologies used to measure financial performance is described in Note 19 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2008	2007	2006

Banking	$188,955	$200,387	$184,141
Financial Management Group	26,863	27,317	22,652
Non-Banks	(8,563)	(15,633)	(13,202)

Consolidated net income	$207,255	$212,071	$193,591

Banking

Net income for 2008 decreased $11.4 million, or 5.7%, compared to 2007. The decrease was primarily the result of a $23.1 million increase in the provision for possible loan losses and a $22.3 million increase in non-interest expense partly offset by an $11.6 million increase in non-interest income, an $11.9 million increase in net interest income and a $10.5 million decrease in income tax expense. Net income for 2007 increased $16.2 million, or 8.8%, compared to 2006. The increase was primarily the result of a $47.7 million increase in net interest income and a $16.2 million increase in non-interest income partly offset by a $40.6 million increase in non-interest expense and a $6.5 million increase in income tax expense.

Net interest income for 2008 increased $11.9 million, or 2.3%, compared to 2007. The increase was primarily the result of growth in the average volume of earning assets partly offset by a decrease in the average yield on interest-earning assets. The increase was also due in part to a higher number of days during the period relative to 2007 due to the leap year. The increase in 2007 compared to 2006 was primarily the result of growth in the average volume of earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for 2008 totaled $37.8 million compared to $14.7 million in 2007 and $14.2 million in 2006. During the third quarter of 2008, the Banking segment recorded a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for 2008 increased $11.6 million, or 6.5%, compared to 2007. The increase was due to increases in service charges on deposit accounts, other non-interest income and insurance commissions. Non-interest income for 2007 increased $16.2 million, or 10.0%, compared to 2006. The increase was primarily due to increases in other non-interest income, service charges on deposits and insurance commissions and fees.

See the analysis of service charges on deposit accounts, other non-interest income and insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for 2008 increased $22.3 million, or 5.9%, compared to 2007. The increase was primarily related to increases in salaries and wages, furniture and equipment expense, other non-interest expense and net occupancy expense. The increases in salaries and wages were primarily related to normal, annual merit increases, increases in headcount and increases in commissions and incentive compensation. The increase in furniture and equipment expense was primarily related to increases in software amortization expense, software maintenance expense, depreciation expense related to furniture and fixtures and service contracts expense. The increase in other non-interest expense included increases in FDIC insurance expense, advertising/promotions expenses and professional service expense. The increase in net occupancy expense was primarily due to an increase in utilities, lease expense, building maintenance and service contracts expense. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

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

Frost Insurance Agency, which is included in the Banking segment, had gross commission revenues of $33.3 million in 2008 compared to $31.2 million in 2007 and $28.6 million in 2006. Insurance commission revenues increased $2.1 million, or 6.7%, during 2008 compared to 2007 and increased $2.6 million, or 9.2%, during 2007 compared to 2006. The increases during both 2008 and 2007 were primarily related to higher commission income. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for 2008 decreased $454 thousand compared to 2007. The decrease was primarily due to a $6.4 million increase in non-interest expense partly offset by a $6.0 million increase in non-interest income. Net income for 2007 increased $4.7 million compared to 2006. The increase was primarily due to an $11.9 million increase in non-interest income and an $859 thousand increase in net interest income partly offset by a $5.7 million increase in non-interest expense and a $2.5 million increase in income tax expense.

Net interest income for 2008 did not significantly fluctuate compared to 2007. Net interest income for 2007 increased $859 thousand, or 3.8% in 2007 compared to 2006. The increase was primarily related to higher average market interest rates in 2007 relative to 2006, which impacted the funds transfer price paid on FMG’s repurchase agreements.

Non-interest income for 2008 increased $6.0 million, or 6.6%, compared to 2007. The increase was primarily due to increases in trust fees (up $4.2 million) and other charges, commissions and fees (up $2.7 million), partially offset by a decrease in other income (down $849 thousand). Non-interest income for 2007 increased $11.9 million, or 15.2%, compared to 2006. The increase was primarily due to an increase in trust fees (up $7.0 million), other charges, commissions and fees (up $4.2 million) and other income (up $924 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 67% of total trust fees in 2008, approximately 71% of total trust fees in 2007 and approximately 70% in 2006. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during 2008 compared to 2007 was primarily the result of increases in oil and gas trust management fees and securities lending income. The increase in trust fee income during 2007 compared to 2006 was primarily due to increased investment fees resulting from higher equity valuations and growth in overall trust assets and the number of trust accounts. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increase in other charges, commissions and fees during 2008 compared to 2007 was primarily due to increases in commission income related to the sales of money market accounts, mutual funds and annuities as well as an increase in brokerage commissions. The increase in other charges, commissions and fees during 2007 compared to 2006, was primarily due to increases in commission income related to the sales of money market accounts, mutual funds and annuities. FMG also recognized account management fees totaling $1.3 million related to a line of business acquired in connection with the acquisition of Summit during the fourth quarter of 2006. The decrease in other income during 2008 compared to 2007 was partly due to a decrease in earnings on cashier check balances. The increase in other income during 2007 compared to 2006 was primarily due to increases in income from securities trading as well as other miscellaneous income.

Non-interest expense for 2008 increased $6.4 million, or 9.0%, compared to the same period in 2007. The increase was primarily due to an increase in salaries and wages and employee benefits (up $4.0 million on a combined basis) and other non-interest expense (up $2.4 million). The increase in salaries and wages and employee benefits was primarily related to normal, annual merit increases, increases in headcount and increases in commissions and incentive compensation. The increase in other non-interest expense was mostly related to sub-advisor investment management fees for Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation and component of the FMG operating segment.

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

Non-Banks

The net loss for the Non-Banks operating segment for 2008 decreased $7.1 million compared to 2007. During 2007, the net loss included $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. The decrease in the net loss was also partly the result of a decrease in interest expense on certain borrowings. As market interest rates have decreased, the Non-Banks segment has experienced a corresponding decrease in interest cost related to its variable-rate junior subordinated deferrable interest debentures issued in February 2004. Additionally, the $3.1 million of variable-rate junior subordinated deferrable interest debentures acquired in connection with the acquisition of Alamo Corporation of Texas were redeemed in the first quarter of 2008.

During the fourth quarter of 2008, the Non-Banks operating segment entered into an interest rate swap contract related to its variable-rate junior subordinated deferrable interest debentures issued in February 2004. The terms of the swap effectively convert the variable-rate debentures to a fixed rate for a period of five years. See Note 17 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to this swap.

The net loss for the Non-Banks operating segment increased $2.4 million for 2007 compared to 2006. The increase was primarily due to $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the aforementioned redemption of debentures.

Income Taxes

The Corporation recognized income tax expense of $89.6 million, for an effective tax rate of 30.2% for 2008 compared to $97.8 million, for an effective rate of 31.6%, in 2007 and $91.8 million, for an effective rate of 32.2%, in 2006. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2008 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $13.7 billion in 2008 compared to $13.0 billion in 2007 and $11.6 billion in 2006.

	2008	2007	2006

Sources of Funds:
Deposits:
Non-interest-bearing	26.4%	27.0%	28.8%
Interest-bearing	50.5	51.3	50.5
Federal funds purchased and repurchase agreements	7.4	6.6	6.6
Long-term debt and other borrowings	2.9	3.2	3.5
Other non-interest-bearing liabilities	1.3	1.2	1.3
Equity capital	11.5	10.7	9.3

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	60.7%	57.2%	56.3%
Securities	24.3	25.2	25.5
Federal funds sold, resell agreements and other interest-earning assets	1.7	4.5	6.3
Other non-interest-earning assets	13.3	13.1	11.9

Total	100.0%	100.0%	100.0%

Deposits continue to be the Corporation’s primary source of funding. Although trending down as a percentage of total funding sources, non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 34.3% of total average deposits in 2008 compared to 34.5% in 2007 and 36.3% in 2006.

The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets. Average loans increased $850.1 million, or 11.4%, in 2008 compared to

2007 and $940.2 million, or 14.4%, in 2007 compared to 2006. The increase in 2008 was primarily due to strong loan growth. The increase in 2007 was partly due to the acquisition of $824.5 million in loans in connection with the acquisition of Summit during the fourth quarter of 2006. See additional information regarding the Corporation’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.

Loans

Year-end loans were as follows:

	2008	Percentage of Total	2007	2006	2005	2004

Commercial and industrial:
Commercial	$3,950,648	44.7%	$3,472,759	$3,229,570	$2,610,178	$2,361,052
Leases	205,290	2.3	184,140	174,075	148,750	114,016
Asset-based	85,865	1.0	32,963	33,856	41,288	34,687

Total commercial and industrial	4,241,803	48.0	3,689,862	3,437,501	2,800,216	2,509,755
Real estate:
Construction:
Commercial	755,704	8.6	560,176	649,140	590,635	419,141
Consumer	55,947	0.6	61,595	114,142	87,746	37,234
Land:
Commercial	346,591	3.9	397,319	407,055	301,907	215,148
Consumer	1,716	-	2,996	5,394	10,369	3,675
Commercial mortgages	2,250,442	25.5	1,982,786	1,766,469	1,409,811	1,185,431
1-4 family residential mortgages	79,446	0.9	98,077	125,294	95,032	86,098
Home equity and other consumer	707,974	8.0	587,721	508,574	460,941	387,864

Total real estate	4,197,820	47.5	3,690,670	3,576,068	2,956,441	2,334,591
Consumer:
Indirect	1,186	-	2,031	3,475	2,418	3,648
Student loans held for sale	28,889	0.3	62,861	47,335	51,189	63,568
Other	348,455	3.9	323,320	310,752	265,038	247,025
Other	53,662	0.6	29,891	27,703	27,201	21,819
Unearned discount	(27,733)	(0.3)	(29,273)	(29,450)	(17,448)	(15,415)

Total	$8,844,082	100.0%	$7,769,362	$7,373,384	$6,085,055	$5,164,991

Overview. Total loans at December 31, 2008 increased $1.1 billion, or 13.8%, compared to December 31, 2007. The Corporation stopped originating mortgage and indirect consumer loans during 2000, and as such, these portfolios are excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originated these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages, the indirect lending portfolio and student loans, loans increased $1.1 billion, or 14.8%, from December 31, 2007. Total loans at December 31, 2007 increased $396.0 million, or 5.4%, compared to December 31, 2006. Total loans at December 31, 2006 increased $1.3 billion, or 21.2%, compared to December 31, 2005. During 2006, the Corporation acquired $1.1 billion in loans in connection with the acquisitions of TCB, Alamo and Summit. Excluding these acquired loans, total year-end loans increased $174.2 million, or 2.9%, from December 31 2005.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 48.0% and 47.5% of total loans at December 31, 2008 and

2007 while real estate loans made up 47.5% total loans at both December 31, 2008 and 2007. Real estate loans include both commercial and consumer balances. Of the $1.1 billion of loans acquired in connection with the acquisitions of TCB, Alamo and Summit during 2006, approximately 33% were commercial and industrial loans and approximately 62% were real estate loans.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2008, approximately 58% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Commercial and Industrial Loans. Commercial and industrial loans increased $551.9 million, or 15.0% from $3.7 billion at December 31, 2007 to $4.2 billion at December 31, 2008. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.

Industry Concentrations. As of December 31, 2008 and 2007, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2008 and 2007:

	2008	2007

Industry concentrations:
Energy	9.7%	8.6%
Medical services	5.0	5.5
Building construction	3.9	4.6
Services	3.8	3.9
Public finance	3.5	4.4
Manufacturing, other	3.5	3.4
Insurance	3.2	2.8
General and specific trade contractors	2.9	2.8
Religion	2.7	2.6
Legal services	2.1	2.5
Restaurants	2.1	2.1
All other (35 categories in 2008 and 2007)	57.6	56.8

Total loans	100.0%	100.0%

The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2008	2007

Energy loans:
Production	$666,202	$468,204
Service	135,859	133,733
Traders	5,006	13,621
Manufacturing	46,168	46,868
Refining	1,832	2,072

Total energy loans	$855,067	$664,498

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

	2008			2007
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Large credit relationships:
$20.0 million and greater	132	$4,417,378	$2,252,480	110	$3,421,582	$1,555,253
$10.0 million to $19.9 million	153	2,139,635	1,232,404	147	2,078,651	1,131,512

Growth in outstanding balances related to large credit relationships primarily resulted from an increase in commitments. The average commitment per large credit relationship in excess of $20.0 million totaled $33.5 million at December 31, 2008 and $31.1 million at December 31, 2007. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $17.1 million at December 31, 2008 and $14.1 million at December 31, 2007. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $14.0 million at December 31, 2008 and $14.1 million at December 31, 2007. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $8.1 million at December 31, 2008 and $7.7 million at December 31, 2007.

Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $534.1 million at December 31, 2008, increasing from $411.9 million at December 31, 2007. At December 31, 2008, 62.2% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2008			2007
	Number of	Period-End Balances		Number of	Period-End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Purchased shared national credits:
$20.0 million and greater	27	$681,816	$375,817	22	$532,860	$264,475
$10.0 million to $19.9 million	21	307,971	150,577	18	242,225	137,606

Real Estate Loans. Real estate loans totaled $4.2 billion at December 31, 2008, an increase of $507.2 million, or 13.7%, compared to $3.7 billion at December 31, 2007. Commercial real estate loans totaled $3.4 billion, or 79.9% of total real estate loans, at December 31, 2008 and $2.9 billion or 79.7% of total real estate loans, at December 31, 2007. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the property is located. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2008 and 2007:

	2008	2007

Property type:
Office/warehouse	17.7%	15.8%
Office building	16.1	16.0
1-4 family	7.2	9.6
Retail	6.8	6.4
Medical offices and services	5.3	5.4
Non-farm/non-residential	5.3	5.0
Religious	5.2	5.0
Land in development	3.4	5.0
All other	33.0	31.8

Total commercial real estate loans	100.0%	100.0%

	2008	2007

Geographic region:
Fort Worth	27.8%	29.0%
Houston	21.9	22.8
San Antonio	20.9	21.0
Dallas	9.9	8.3
Austin	9.4	8.2
Rio Grande Valley	5.1	5.5
Corpus Christi	5.0	5.2

Total commercial real estate loans	100.0%	100.0%

Consumer Loans. The consumer loan portfolio, including all consumer real estate, totaled $1.2 billion at December 31, 2008, increasing $85.0 million, or 7.5%, from $1.1 billion at December 31, 2007. Excluding 1-4 family residential mortgages, indirect loans and student loans, total consumer loans increased $138.5 million, or 14.2%, from December 31, 2007.

As the following table illustrates as of year-end, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	2008	2007

Construction	$55,947	$61,595
Land	1,716	2,996
Home equity loans	320,220	282,947
Home equity lines of credit	122,608	86,873
Other consumer real estate	265,146	217,901

Total consumer real estate	765,637	652,312
Consumer non-real estate	348,455	323,320
Student loans held for sale	28,889	62,861
Indirect	1,186	2,031
1-4 family residential mortgages	79,446	98,077

Total consumer loans	$1,223,613	$1,138,601

Consumer real estate loans, excluding 1-4 family mortgages, increased $113.3 million, or 17.4%, from December 31, 2007. Combined, home equity loans and lines of credit made up 57.8% and 56.7% of the consumer real estate loan total at December 31, 2008 and 2007. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

The Corporation primarily originated student loans for resale. Accordingly, these loans are considered “held for sale.” Student loans are included in total loans in the consolidated balance sheet. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period. The Corporation sold approximately $67.6 million of student loans during 2008 compared to $63.1 million during 2007 and $70.3 million during 2006. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. The Corporation expects to complete the sale of the remainder of the student loan portfolio in 2009.

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

Foreign Loans. The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2008 or 2007.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans, student loans and unearned discounts, at December 31, 2008. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total

Commercial and industrial	$2,081,268	$1,670,867	$489,668	$4,241,803
Real estate construction	369,675	279,311	162,665	811,651
Commercial real estate and land	416,819	1,048,061	1,132,153	2,597,033
Consumer and other	184,443	319,144	609,406	1,112,993

Total	$3,052,205	$3,317,383	$2,393,892	$8,763,480

Loans with fixed interest rates	$813,600	$1,128,418	$1,329,291	$3,271,309
Loans with floating interest rates	2,238,605	2,188,965	1,064,601	5,492,171

Total	$3,052,205	$3,317,383	$2,393,892	$8,763,480

The Corporation may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Corporation’s best interest. In such instances, the Corporation generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal. The Corporation has entered into interest rate swaps that effectively convert $1.2 billion of loans with floating interest rates tied to the prime rate reported in the table above into fixed rate loans for a period of seven years. See Note 17 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

Non-Performing Assets and Potential Problem Loans

Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2008	2007	2006	2005	2004

Non-accrual loans:
Commercial and industrial	$27,123	$11,445	$20,813	$25,556	$27,089
Real estate	36,764	12,026	29,580	4,963	2,471
Consumer and other	1,287	972	1,811	2,660	883

Total non-accrual loans	65,174	24,443	52,204	33,179	30,443
Restructured loans	-	-	-	-	-
Foreclosed assets:
Real estate	12,312	4,596	5,500	4,403	7,369
Other	554	810	45	1,345	1,304

Total foreclosed assets	12,866	5,406	5,545	5,748	8,673

Total non-performing assets	$78,040	$29,849	$57,749	$38,927	$39,116

Ratio of non-performing assets to:
Total loans and foreclosed assets	0.88%	0.38%	0.78%	0.64%	0.76%
Total assets	0.52	0.22	0.44	0.33	0.39
Accruing past due loans:
30 to 89 days past due	$102,053	$45,290	$56,836	$32,908	$20,895
90 or more days past due	19,751	14,347	10,917	7,921	5,231

Total accruing past due loans	$121,804	$59,637	$67,753	$40,829	$26,126

Ratio of accruing past due loans to total loans:
30 to 89 days past due	1.16%	0.58%	0.77%	0.54%	0.41%
90 or more days past due	0.22	0.19	0.15	0.13	0.10

Total accruing past due loans	1.38%	0.77%	0.92%	0.67%	0.51%

Non-performing assets include non-accrual loans, restructured loans and foreclosed assets. Non-performing assets at December 31, 2008 increased $48.2 million from December 31, 2007. The increase in non-performing assets was primarily related to land development and 1-4 family residential construction credit relationships. The increase is also reflective of the deterioration of economic conditions during 2008, as well as overall growth in the loan portfolio. Non-performing assets at December 31, 2007 decreased $27.9 million from December 31, 2006. The decrease was largely related to a single credit relationship totaling $23.1 million. The properties securing this credit relationship were sold at auction during 2007. Due to the shortfall in the proceeds from the sale of the properties, the Corporation recognized charge-offs totaling $6.3 million, as further discussed in the section captioned “Allowance For Possible Loan Losses” included elsewhere in this discussion. This credit relationship was first reported as a potential problem during the third quarter of 2006 and was the primary cause of the increase in non-accrual loans reported at December 31, 2006 compared to December 31, 2005.

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

Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2008, the Corporation had $50.2 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2008, potential problem loans consisted of ten credit relationships. Of the total outstanding balance at December 31, 2008, approximately 37.8% related to a customer that operates a restaurant franchise, approximately 22.2% related to a customer in the credit collections industry and approximately 14.6% related to three customers in the real estate lot development/construction industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

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

The table below provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2008		2007		2006		2005		2004

	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans

Commercial and industrial	$51,534	48.0%	$50,245	47.1%	$44,603	46.2%	$50,357	45.7%	$49,696	48.4%
Real estate	29,145	47.5	20,800	47.5	24,955	48.5	16,378	48.6	12,393	45.1
Consumer	11,490	4.2	10,721	5.0	8,238	4.9	5,303	5.2	4,436	6.1
Other	7,356	0.3	2,705	0.4	2,125	0.4	1,556	0.5	1,081	0.4
Unallocated	10,719	-	7,868	-	16,164	-	6,731	-	8,204	-

Total	$110,244	100.0%	$92,339	100.0%	$96,085	100.0%	$80,325	100.0%	$75,810	100.0%

During 2008, the reserve allocated to all categories of loans increased compared to 2007 primarily due increases in the level of classified loans which impacted the level of allocations required based upon historical loss experience combined with overall growth in loans. Specific valuation allowances determined in accordance with SFAS 114 also increased in 2008. Specific valuation allowances related to commercial and industrial loans and real estate loans increased approximately $4.1 million and $2.0 million in 2008 compared to 2007, respectively. The increase in the reserve allocated to commercial and industrial loans due to the increase in classified loans and specific valuation allowances was mostly offset by a decrease in general valuation allowances related to large balance and highly leveraged credit relationships that exceed specified risk grades. The increase in the reserve allocated to real estate loans due to the increase in classified loans and specific valuation allowances was partly offset by a decrease in general valuation allowances previously allocated to compensate for concentration risk related to certain higher-risk categories of real estate loans. The increase in the unallocated portion of the allowance for possible loan losses during 2008 compared to 2007 is reflective of the deterioration of economic conditions during 2008.

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

	2008	2007	2006	2005	2004

Balance of allowance for possible loan losses at beginning of year	$92,339	$96,085	$80,325	$75,810	$83,501
Provision for possible loan losses	37,823	14,660	14,150	10,250	2,500
Allowance for possible loan losses acquired	-	-	12,720	3,186	-
Charge-offs:
Commercial and industrial	(13,910)	(7,541)	(10,983)	(8,448)	(12,570)
Real estate	(6,855)	(9,309)	(727)	(531)	(2,724)
Consumer and other	(8,422)	(8,309)	(7,223)	(6,126)	(4,721)

Total charge-offs	(29,187)	(25,159)	(18,933)	(15,105)	(20,015)

Recoveries:
Commercial and industrial	3,285	2,125	3,019	2,409	6,219
Real estate	1,101	331	483	351	718
Consumer and other	4,883	4,297	4,321	3,424	2,887

Total recoveries	9,269	6,753	7,823	6,184	9,824

Net charge-offs	(19,918)	(18,406)	(11,110)	(8,921)	(10,191)

Balance at end of year	$110,244	$92,339	$96,085	$80,325	$75,810

Net charge-offs as a percentage of average loans	0.24%	0.25%	0.17%	0.16%	0.20%
Allowance for possible loan losses as a percentage of year-end loans	1.25	1.19	1.30	1.32	1.47
Allowance for possible loan losses as a percentage of year-end non-accrual loans	169.15	377.77	184.06	242.10	249.02
Average loans outstanding during the year	$8,314,265	$7,464,140	$6,523,906	$5,594,477	$4,823,198
Loans outstanding at year-end	8,844,082	7,769,362	7,373,384	6,085,055	5,164,991
Non-accrual loans outstanding at year-end	65,174	24,443	52,204	33,179	30,443

As stated above, the provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $23.2 million in 2008 to $37.8 million compared to $14.7 million in 2007 and increased $510 thousand in 2007 compared to $14.2 million in 2006. The increase in 2008 compared to 2007 was partly due to a provision totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas during the third quarter of 2008. In determining the amount of the provision, the Corporation identified customers that were likely impacted by the hurricane based on their geographic location. The Corporation adjusted risk grades for loans to these customers based on estimated loan payment abilities and loss of collateral value. Furthermore, the Corporation increased the historical loss allocation factors for all lower-risk, “pass” loans to customers within the areas directly impacted by Hurricane Ike and the greater Houston/Galveston market area as a whole. The increase in the provision for possible loan losses was also partly due to an increase in classified loans and the overall growth in loans, which increased $1.1 billion, or 13.8%, during 2008 compared to 2007. The increase in the provision for possible loan losses in 2007 was primarily due to an increase in net charge-offs as well growth in the loan portfolio. The ratio of the allowance for possible loan losses to total loans increased 6 basis points from 1.19% at December 31, 2007 to 1.25% at December 31, 2008. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Net charge-offs in 2008 increased $1.5 million compared to 2007 while net charge-offs in 2007 increased $7.3 million compared to 2006. Net charge-offs as a percentage of average loans decreased 1 basis points in 2008 compared to 2007 and increased 8 basis points in 2007 compared to 2006. During 2007, the Corporation recognized real estate related charge-offs totaling $6.3 million related to a single credit relationship. Excluding the effect of the charge-offs related to this credit relationship from 2007, net charge-offs for 2008 would have increased $7.8 million and 8 basis points as a percentage of average loans. This effective increase in net charge-offs is reflective of the increase in classified assets related to the deterioration of economic conditions in 2008, as well as overall growth in the loan portfolio. The deterioration of economic conditions has particularly affected the performance of many of the Corporation’s land development and 1-4 family residential construction credit relationships.

Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2008. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Securities

Year-end securities were as follows:

	2008		2007		2006

	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

Held to maturity:
U.S. government agencies and corporations	$5,948	0.2%	$7,125	0.2%	$9,096	0.3%
Other	1,000	-	1,000	-	1,000	-

Total	6,948	0.2	8,125	0.2	10,096	0.3
Available for sale:
U.S. Treasury	24,999	0.7	-	-	89,683	2.7
U.S. government agencies and corporations	2,560,871	71.6	2,845,311	83.0	2,902,609	86.6
States and political subdivisions	931,073	26.0	524,085	15.3	310,376	9.3
Other	37,586	1.1	37,616	1.1	28,285	0.8

Total	3,554,529	99.4	3,407,012	99.4	3,330,953	99.4
Trading:
U.S. Treasury	14,489	0.4	11,913	0.4	8,515	0.3
States and political subdivisions	-	-	-	-	891	-
Common stock	63	-	-	-	-	-

Total	14,552	0.4	11,913	0.4	9,406	0.3

Total securities	$3,576,029	100.0%	$3,427,050	100.0%	$3,350,455	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2008. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve

Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield

Held to maturity:
U.S. government agencies and corporations	$-	-%	$89	10.25%	$1,316	6.37%	$4,543	4.96%	$5,948	5.35%
Other	1,000	2.04	-	-	-	-	-	-	1,000	2.04

Total	$1,000	2.04	$89	10.25	$1,316	6.37	$4,543	4.96	$6,948	4.87

Available for Sale:
U.S. Treasury	$24,999	0.83%	$-	-%	$-	-%	$-	-%	$24,999	0.83%
U.S. government agencies and corporations	416	4.69	10	10.05	684,590	4.72	1,875,855	5.43	2,560,871	5.24
States and political subdivisions	29,446	6.56	98,543	5.91	84,073	6.16	719,011	7.25	931,073	6.99
Other	-		-		-		-		37,586	-

Total	$54,861	3.93	$98,553	5.91	$768,663	4.87	$2,594,866	5.94	$3,554,529	5.67

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

At December 31, 2008, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.

The average taxable-equivalent yield on the securities portfolio was 5.41% in 2008 compared to 5.24% in 2007 and 5.00% in 2006. The increase in the average taxable-equivalent yield on the securities portfolio in 2008 compared to 2007 was primarily related to an increase in the relative proportion of higher-yielding tax-exempt municipal securities. The increase in the average taxable-equivalent yield on the securities portfolio in 2007 compared to 2006 was primarily related to higher reinvestment yields on mortgage-backed securities. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2008		2007		2006

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Non-interest-bearing:
Commercial and individual	$3,246,169		$3,224,741		$3,005,811
Correspondent banks	311,034		248,591		277,332
Public funds	57,544		50,800		51,137

Total	3,614,747		3,524,132		3,334,280

Interest-bearing:
Private accounts:
Savings and interest checking	1,694,688	0.19%	1,401,437	0.47%	1,283,830	0.36%
Money market accounts	3,492,935	1.47	3,494,704	3.08	3,022,866	3.05
Time accounts of $100,000 or more	755,598	3.24	773,324	4.44	617,790	3.93
Time accounts under $100,000	604,391	3.18	609,383	4.25	505,189	3.67
Public funds	368,760	1.72	409,661	3.89	420,441	3.72

Total	6,916,372	1.52	6,688,509	2.84	5,850,116	2.65

Total deposits	$10,531,119	1.00	$10,212,641	1.86	$9,184,396	1.69

Average deposits increased $318.5 million, or 3.1% in 2008 compared to 2007 and increased $1.0 billion, or 11.2% in 2007 compared to 2006. The increase in average deposits during 2008 compared to 2007 was primarily related to growth in savings and interest checking accounts. The increase in average deposits during 2007 compared to 2006 was primarily related to the full year impact of the acquisition of $973.9 million in deposits in connection with the acquisition of Summit in the fourth quarter of 2006. During 2006, the Corporation acquired $381.6 million of deposits in connection with the acquisitions of TCB and Alamo during the first quarter of 2006 and the aforementioned $973.9 million of deposits in connection with the acquisition of Summit during the fourth quarter of 2006. The deposits acquired during 2006 included approximately $426.6 million of non-interest-bearing commercial and individual deposits and approximately $928.9 million of interest-bearing deposits (encompassing $246.1 million of savings and interest checking accounts, $314.2 million of money market accounts and $368.6 million of time accounts).

As mentioned above, the majority of the increase in average deposits during the comparable years was in interest-bearing savings and interest checking accounts. The ratio of average interest-bearing deposits to total average deposits increased to 65.7% in 2008 from 65.5% in 2007 and 63.7% in 2006. The average cost of interest-bearing deposits and total deposits was 1.52% and 1.00% during 2008 compared to 2.84% and 1.86% during 2007 and 2.65% and 1.69% during 2006. The decrease in the average cost of interest-bearing deposits during 2008 compared to 2007 was primarily the result of lower interest rates offered on deposit products due to lower average market interest rates combined with an increase in the relative proportion of lower-cost savings and interest checking accounts to total interest-bearing deposits. The increase in the average cost of interest-bearing deposits during 2007 compared to 2006 was primarily the result of higher interest rates offered on deposit products due to higher average market interest rates. Additionally, the relative proportion of lower-cost savings and interest checking accounts to total interest-bearing deposits had trended downward from prior periods.

The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2008	2007	2006

Commercial and individual	89.8%	91.5%	90.2%
Correspondent banks	8.6	7.1	8.3
Public funds	1.6	1.4	1.5

Total	100.0%	100.0%	100.0%

Average non-interest-bearing deposits increased $90.6 million, or 2.6%, in 2008 compared to 2007 while average non-interest-bearing deposits increased $189.9 million, or 5.7%, in 2007 compared to 2006. The increase in 2008 compared to 2007 was primarily due to a $62.4 million, or 25.1%, increase in average correspondent bank deposits and a $21.4 million, or 0.7%, increase in average commercial and individual deposits. The increase in 2007 compared to 2006 was primarily due to a $218.9 million, or 7.3% increase in average commercial and individual deposits partly offset by a $28.7 million decrease in average correspondent bank deposits. The increase in average commercial and individual demand deposits during 2007 was partly due to the added deposits acquired in the aforementioned acquisitions. Average commercial and individual demand deposits during 2008, 2007 and 2006 included approximately $88.5 million, $116.0 million and $68.6 million of deposits that were received under a contractual relationship assumed in connection with the acquisition of Horizon in 2005. This contractual relationship was terminated in 2008.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2008	2007	2006

Private accounts:
Savings and interest checking	24.5%	21.0%	21.9%
Money market accounts	50.5	52.2	51.7
Time accounts of $100,000 or more	10.9	11.6	10.6
Time accounts under $100,000	8.8	9.1	8.6
Public funds	5.3	6.1	7.2

Total	100.0%	100.0%	100.0%

Total average interest-bearing deposits increased $227.9 million, or 3.4%, in 2008 compared to 2007 and increased $838.4 million, or 14.3%, in 2007 compared to 2006. The Corporation has experienced a shift in the relative mix of interest-bearing deposits during 2008 compared to 2007 and 2006 as the proportion of savings and interest checking accounts has increased while the proportion of time accounts and money market deposit accounts has decreased. The shift in relative proportions appears to be related to the lower interest rate environment experienced over the last year as many customers appear to have become less inclined to invest their funds for extended periods.

Geographic Concentrations. The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2008	2007	2006

San Antonio	32.0%	32.1%	35.7%
Houston	18.1	18.6	20.4
Fort Worth	22.1	22.1	14.6
Austin	10.6	10.6	10.9
Corpus Christi	6.6	6.4	6.8
Dallas	4.2	4.2	4.9
Rio Grande Valley	3.3	3.7	4.0
Statewide	3.1	2.3	2.7

Total	100.0%	100.0%	100.0%

The Corporation experienced deposit growth in all regions during 2008 compared to 2007 with the exception of the Rio Grande Valley and the Houston regions. Average deposits in the Rio Grande Valley region decreased $30.6 million, or 8.1%, and average deposits for the Houston region decreased $1.9 million, or 0.1%. The decrease in the Rio Grande Valley region was partly due to run-off of money market balances and certificates of deposit in connection with a competitive rate environment. The decrease in the Houston region was related to certain deposits received under a contractual relationship assumed in connection with the acquisition of Horizon. The contractual relationship was terminated in 2008. Excluding these deposits, average deposits for the Houston region would have increased $25.6 million, or 1.4%. The San Antonio region had the largest dollar volume increase during 2008, increasing $90.3 million, or 2.75%. The Statewide region had the largest percentage increase, increasing $86.5 million, or 35.5%, primarily due to growth in correspondent bank deposits as banks kept higher balances to pay for services. Average deposits for the Fort Worth region increased $73.7 million, or 3.3%, while average deposits for the Corpus Christi, Austin and Dallas regions increased $42.0 million, or 6.4%, $36.9 million, or 3.4%, and $21.6 million, or 5.1%, respectively.

The Corporation experienced deposit growth in all regions during 2007 compared to 2006 with the exception of the Dallas and Statewide regions. Average deposits in the Dallas region decreased $27.0 million, or 6.0%, and average deposits for the Statewide region decreased $2.6 million, or 1.1%. The increase in the Fort Worth region was impacted by the $973.9 million in deposits acquired in connection with the acquisition of Summit in December 2006. Excluding the impact of this acquisition, the Austin region had the largest dollar volume and percentage increase during 2007 compared to 2006, increasing $74.7 million, or 7.5%. Average deposits for the Corpus Christi region increased $35.9 million, or 5.8%. Changes in the average volume of deposits during 2007 compared to 2006 for other regions were not significant.

Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $686.2 million in 2008, $699.5 million in 2007 and $711.0 million in 2006.

Short-Term Borrowings

The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $1.1 billion, $933.1 million and $864.2 million at December 31, 2008, 2007 and 2006. The maximum amount of these borrowings outstanding at any month-end was $1.4 billion in 2008, $945.0 million in 2007 and $864.2 million in 2006. The weighted- average interest rate on federal funds purchased and repurchase agreements was 0.24%, 3.69% and 5.05% at December 31, 2008, 2007 and 2006.

The following table presents the Corporation’s average net funding position during the years indicated:

	2008		2007		2006

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds sold and resell agreements	$141,724	2.47%	$579,964	5.15%	$718,950	5.08%
Federal funds purchased and repurchase agreements	(1,008,019)	1.29	(867,152)	3.68	(764,173)	4.08

Net funds position	$(866,295)		$(287,188)		$(45,223)

The net funds purchased position increased in 2008 compared to 2007 primarily due to a $437.7 million decrease in average federal funds sold and a $183.8 million increase in average federal funds purchased, partly offset by a $42.9 million decrease in average repurchase agreements. The decrease in average federal funds sold was primarily related to the utilization of these funds to support loan growth. The net funds purchased position increased in 2007 compared to 2006 primarily due to a $82.3 million decrease in average federal funds sold and a $56.7 million decrease in average resell agreements combined with a $95.2 million increase in average repurchase agreements and a $7.8 million increase in average federal funds purchased.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2008. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total

Contractual obligations:
Subordinated notes payable	$-	$150,000	$-	$100,000	$250,000
Junior subordinated deferrable interest debentures	-	-	-	136,084	136,084
Federal Home Loan Bank advances	16	6,536	25	-	6,577
Operating leases	16,311	26,040	19,070	43,227	104,648
Deposits with stated maturity dates	1,467,044	115,730	-	-	1,582,774

	1,483,371	298,306	19,095	279,311	2,080,083
Other commitments:
Commitments to extend credit	95,099	3,568,228	558,458	534,511	4,756,296
Standby letters of credit	3,345	262,447	11,626	10,953	288,371

	98,444	3,830,675	570,084	545,464	5,044,667

Total contractual obligations and other commitments	$1,581,815	$4,128,981	$589,179	$824,775	$7,124,750

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2008 are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2008 are included in the table above.

Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $21.7 billion (including managed assets of $9.9 billion and custody assets of $11.8 billion) at December 31, 2008. These assets were primarily composed of fixed income securities (44.1% of trust assets), equity securities (32.0% of trust assets) and cash equivalents (16.1% of trust assets).

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.5 billion at December 31, 2008. At December 31, 2008, the Corporation held in trust liquid assets with a fair value of $1.5 billion as collateral for these agreements.

Capital and Liquidity

Capital. At December 31, 2008, shareholders’ equity totaled $1.8 billion compared to $1.5 billion at December 31, 2007. In addition to net income of $207.3 million, other significant changes in shareholders’ equity during 2008 included $98.2 million of dividends paid, $37.4 million of proceeds from stock option exercises and the related tax benefits of $8.4 million, $23.1 million in treasury stock purchases and $10.2 million related to stock-based compensation. The accumulated other comprehensive income component of shareholders’ equity totaled $137.3 million at December 31, 2008 compared to accumulated other comprehensive loss of $7.4 million at December 31, 2007. This fluctuation was related to the after-tax effect of changes in the accumulated gain/loss on effective cash flow hedging derivatives, changes in the fair value of securities available for sale and changes in the net actuarial gain/loss of the Corporation’s defined benefit post-retirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to these items do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 12 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.40, $0.42, $0.42 and $0.42 per common share during the first, second, third and fourth quarters of 2008, respectively, and $0.34, $0.40, $0.40 and $0.40 per common share during the first, second, third and fourth quarters of 2007. This equates to a dividend payout ratio of 47.4% in 2008 and 42.8% in 2007.

The Corporation has maintained several stock repurchase plans authorized by the Corporation’s board of directors. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 2.1 million shares at a total cost of $109.4 million during 2007, while the remaining 404 thousand shares approved for repurchase were repurchased during the first quarter of 2008 at a total cost of $21.9 million. Under the prior plan, which expired on April 29, 2006, the Corporation was authorized to repurchase up to 2.1 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. No shares were repurchased during 2006. During 2005, the Corporation repurchased 300 thousand shares at a cost of $14.4 million. Over the life of this plan, the Corporation repurchased a total of 833.2 thousand shares at a cost of $39.9 million. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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

Liability liquidity is provided by access to funding sources which include core deposits and correspondent banks in the Corporation’s natural trade area that maintain accounts with and sell federal funds to Frost Bank, as well as federal funds purchased and repurchase agreements from upstream banks and deposits obtained through financial intermediaries.

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 12 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2008, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $91.9 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2008.

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

Regulatory and Economic Policies

The Corporation’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy historically available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. In addition, the Federal Reserve Board has taken a variety of extraordinary actions during the current recession that have had a material expansionary effect on the money supply. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Corporation.

Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the Corporation cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.

Recently Issued Accounting Pronouncements

See Note 21 - New Accounting Standards in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

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

As of December 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.8% and 3.5% relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.0% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2008 was considered to be remote given current interest rate levels. As of December 31, 2007, the model simulations projected that a 100 basis point increase in interest rates would result in a nominal increase in net interest income while a 200 basis point increase in interest rates would result in a negative variance in net interest income of 0.3%, relative to the base case over the next 12 months. The model simulations also projected that 100 and 200 basis point decreases in interest rates would result in negative variances in net interest income of 0.6% and 1.7%, respectively, relative to the base case over the next 12 months.

During the fourth quarter of 2007 the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant at 7.559% to 8.559%, depending upon the applicable swap contract. In conjunction with entering into the interest rate swap contracts, the Corporation terminated its three interest rate floor contracts, which had a total notional amount of $1.3 billion. These actions resulted in a decrease in the Corporation’s sensitivity to changes in interest rates. See Note 17 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report.

As of December 31, 2008, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 2.3% negative variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.5% positive variance in net interest income.

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

We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” Also, as discussed in Note 1 to the financial statements, effective January 1, 2008, the Corporation adopted Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
February 3, 2009

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2008	2007	2006

Interest income:
Loans, including fees	$504,680	$573,039	$502,657
Securities:
Taxable	143,360	148,467	133,184
Tax-exempt	23,684	17,050	11,317
Interest-bearing deposits	429	396	251
Federal funds sold and resell agreements	3,498	29,895	36,550

Total interest income	675,651	768,847	683,959

Interest expense:
Deposits	104,871	190,237	155,090
Federal funds purchased and repurchase agreements	12,954	31,951	31,167
Junior subordinated deferrable interest debentures	6,972	11,283	17,402
Subordinated notes payable and other borrowings	16,829	16,639	11,137

Total interest expense	141,626	250,110	214,796

Net interest income	534,025	518,737	469,163
Provision for possible loan losses	37,823	14,660	14,150

Net interest income after provision for possible loan losses	496,202	504,077	455,013

Non-interest income:
Trust fees	74,554	70,359	63,469
Service charges on deposit accounts	87,566	80,718	77,116
Insurance commissions and fees	32,904	30,847	28,230
Other charges, commissions and fees	35,557	32,558	28,105
Net gain (loss) on securities transactions	(159)	15	(1)
Other	56,900	53,734	43,828

Total non-interest income	287,322	268,231	240,747

Non-interest expense:
Salaries and wages	225,943	209,982	190,784
Employee benefits	47,219	47,095	46,231
Net occupancy	40,464	38,824	34,695
Furniture and equipment	37,799	32,821	26,293
Intangible amortization	7,906	8,860	5,628
Other	127,314	124,864	106,722

Total non-interest expense	486,645	462,446	410,353

Income before income taxes	296,879	309,862	285,407
Income taxes	89,624	97,791	91,816

Net income	$207,255	$212,071	$193,591

Earnings per common share:
Basic	$3.52	$3.60	$3.49
Diluted	3.50	3.55	3.42

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,

	2008	2007

Assets:
Cash and due from banks	$656,339	$836,539
Interest-bearing deposits	495,867	5,898
Federal funds sold and resell agreements	85,125	354,075

Total cash and cash equivalents	1,237,331	1,196,512

Securities held to maturity, at amortized cost	6,948	8,125
Securities available for sale, at estimated fair value	3,554,529	3,407,012
Trading account securities	14,552	11,913
Loans, net of unearned discounts	8,844,082	7,769,362
Less: Allowance for possible loan losses	(110,244)	(92,339)

Net loans	8,733,838	7,677,023
Premises and equipment, net	267,025	219,615
Goodwill	526,567	526,851
Other intangible assets, net	24,266	31,523
Cash surrender value of life insurance policies	121,197	116,231
Accrued interest receivable and other assets	547,889	290,209

Total assets	$15,034,142	$13,485,014

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$4,152,348	$3,597,903
Interest-bearing deposits	7,356,589	6,931,770

Total deposits	11,508,937	10,529,673

Federal funds purchased and repurchase agreements	1,073,279	933,072
Subordinated notes payable and other borrowings	256,577	261,146
Junior subordinated deferrable interest debentures	136,084	139,177
Accrued interest payable and other liabilities	295,738	144,858

Total liabilities	13,270,615	12,007,926

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares issued	602	602
Additional paid-in capital	589,065	573,799
Retained earnings	1,080,160	992,138
Accumulated other comprehensive income (loss), net of tax	137,294	(7,382)
Treasury stock, 820,429 shares in 2008 and 1,574,732 shares in 2007, at cost	(43,594)	(82,069)

Total shareholders’ equity	1,763,527	1,477,088

Total liabilities and shareholders’ equity	$15,034,142	$13,485,014

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,

	2008	2007	2006

Operating Activities:
Net income	$207,255	$212,071	$193,591
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	37,823	14,660	14,150
Deferred tax expense (benefit)	11,421	857	(1,266)
Accretion of loan discounts	(12,207)	(13,066)	(10,824)
Securities premium amortization (discount accretion), net	818	(2,090)	(1,516)
Net (gain) loss on securities transactions	159	(15)	1
Depreciation and amortization	33,567	31,357	25,169
Origination of loans held for sale, net of principal collected	(34,761)	(77,701)	(66,443)
Proceeds from sales of loans held for sale	69,462	65,024	73,248
Net gain on sale of loans held for sale and other assets	(2,063)	(1,841)	(2,149)
Stock-based compensation	10,166	9,650	9,240
Tax benefits from stock-based compensation	619	187	113
Excess tax benefits from stock-based compensation	(7,770)	(8,413)	(16,243)
Earnings on life insurance policies	(4,966)	(4,489)	(4,123)
Net change in:
Trading account securities	(2,639)	(2,507)	(3,189)
Accrued interest receivable and other assets	(148,227)	(26,035)	22,308
Accrued interest payable and other liabilities	75,717	3,634	(285,202)

Net cash from operating activities	234,374	201,283	(53,135)

Investing Activities:
Securities held to maturity:
Purchases	-	(1,000)	-
Maturities, calls and principal repayments	1,173	2,965	2,596
Securities available for sale:
Purchases	(7,650,782)	(13,592,106)	(14,070,071)
Sales	4,871,311	64,924	26,912
Maturities, calls and principal repayments	2,739,555	13,474,788	13,977,742
Net change in loans	(1,130,116)	(393,891)	(180,517)
Net cash paid in acquisitions	(586)	(2,828)	(100,074)
Proceeds from sales of premises and equipment	1,287	5,022	208
Purchases of premises and equipment	(67,470)	(26,087)	(27,494)
Proceeds from sales of repossessed properties	6,301	6,938	1,750

Net cash from investing activities	(1,229,327)	(461,275)	(368,948)

Financing Activities:
Net change in deposits	979,264	141,764	(113,996)
Net change in short-term borrowings	140,207	68,882	105,607
Proceeds from notes payable	-	98,799	-
Principal payments on notes payable and other borrowings	(7,662)	(128,313)	(19,251)
Proceeds from stock option exercises	37,400	23,600	42,703
Excess tax benefits from stock-based compensation	7,770	8,413	16,243
Purchase of treasury stock	(23,055)	(110,406)	(4,666)
Cash dividends paid	(98,152)	(90,820)	(73,400)

Net cash from financing activities	1,035,772	11,919	(46,760)

Net change in cash and cash equivalents	40,819	(248,073)	(468,843)
Cash and cash equivalents at beginning of year	1,196,512	1,444,585	1,913,428

Cash and cash equivalents at end of year	$1,237,331	$1,196,512	$1,444,585

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total

Balance at January 1, 2006	$550	$279,627	$776,193	$(50,442)	$(23,692)	$982,236

Comprehensive income:
Net income	-	-	193,591	-	-	193,591
Other comprehensive loss, net of tax	-	-	-	(4,450)	-	(4,450)

Total comprehensive income						189,141

Stock issued in acquisition of Summit Bancshares (3,818,934 shares)	38	215,235	-	-	-	215,273
Stock option exercises (1,572,230 shares)	10	28,695	(13,324)	-	27,322	42,703
Tax benefit from stock-based compensation	-	113	-	-	-	113
Excess tax benefits from stock-based compensation	-	16,243	-	-	-	16,243
Purchase of treasury stock (86,855 shares)	-	-	-	-	(4,666)	(4,666)
Non-vested stock awards (52,100 shares)	-	(1,036)	-	-	1,036	-
Stock-based compensation expense recognized in earnings	-	9,240	-	-	-	9,240
Cash dividends ($1.32 per share)	-	-	(73,400)	-	-	(73,400)

Balance at December 31, 2006	598	548,117	883,060	(54,892)	-	1,376,883

Comprehensive income:
Net income	-	-	212,071	-	-	212,071
Other comprehensive income, net of tax	-	-	-	47,510	-	47,510

Total comprehensive income						259,581
Stock option exercises (876,844 shares)	4	10,451	(11,960)	-	25,105	23,600
Tax benefits from stock-based compensation	-	187	-	-	-	187
Excess tax benefits from stock-based compensation	-	8,413	-	-	-	8,413
Purchase of treasury stock (2,115,658 shares)	-	-	-	-	(110,406)	(110,406)
Non-vested stock awards (61,800 shares)	-	(3,019)	(213)	-	3,232	-
Stock-based compensation expense recognized in earnings	-	9,650	-	-	-	9,650
Cash dividends ($1.54 per share)	-	-	(90,820)	-	-	(90,820)

Balance at December 31, 2007	602	573,799	992,138	(7,382)	(82,069)	1,477,088

Cumulative effect of adoption of a new accounting principle on January 1, 2008	-	-	(240)	-	-	(240)
Comprehensive income:
Net income	-	-	207,255	-	-	207,255
Other comprehensive income, net of tax	-	-	-	144,676	-	144,676

Total comprehensive income						351,931
Stock option exercises (1,116,470 shares)	-	-	(20,841)	-	58,241	37,400
Tax benefits from stock-based compensation	-	619	-	-	-	619
Excess tax benefits from stock-based compensation	-	7,770	-	-	-	7,770
Purchase of treasury stock (425,167 shares)	-	-	-	-	(23,055)	(23,055)
Non-vested stock awards (63,000 shares)	-	(3,289)	-	-	3,289	-
Stock-based compensation expense recognized in earnings	-	10,166	-	-	-	10,166
Cash dividends ($1.66 per share)	-	-	(98,152)	-	-	(98,152)

Balance at December 31, 2008	$602	$589,065	$1,080,160	$137,294	$(43,594)	$1,763,527

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.

Notes To Consolidated Financial Statements

(table amounts in thousands, except share and per share amounts)

Note 1 - Summary of Significant Accounting Policies

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

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Corporation consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Corporation’s wholly owned subsidiaries, Cullen/Frost Capital Trust II and Summit Bancshares Statutory Trust I are VIEs for which the Corporation is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Corporation’s consolidated financial statements.

Certain items in prior financial statements have been reclassified to conform to the current presentation. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition (see Note 2 - Mergers and Acquisitions).

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

Cash Flow Reporting. Cash and cash equivalents include cash, deposits with other financial institutions that have an initial maturity of less than 90 days when acquired by the Corporation, federal funds sold and resell agreements. Net cash flows are reported for loans, deposit transactions and short-term borrowings.

Cash paid for interest totaled $157.9 million in 2008, $244.0 million in 2007 and $211.3 million in 2006. Cash paid for income taxes totaled $89.3 million in 2008, $84.6 million in 2007 and $75.6 million in 2006. Significant non-cash transactions included $215.3 million of common stock issued in connection with the acquisitions in 2006, and transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures of $15.1 million in 2008, $7.6 million in 2007 and $2.2 million in 2006.

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

The Corporation was required to have $118.6 million and $86.2 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2008 and 2007. These deposits with the Federal Reserve Bank do not earn interest.

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

Loans Held for Sale. Prior to the second quarter of 2008, the Corporation originated student loans primarily for sale in the secondary market. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Student loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Student loans totaled $28.9 million and $62.9 million at December 31, 2008 and 2007 and are included in total loans in the consolidated balance sheets. The Corporation expects to complete the sale of the remainder of the student loan portfolio in 2009.

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

Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $12.9 million and $5.4 million at December 31, 2008 and 2007.

Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Prior to 2002, goodwill was amortized over its estimated life using the straight-line method or an accelerated basis (as appropriate) over periods generally not exceeding 25 years. On January 1, 2002, in accordance with a new accounting standard, the Corporation stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. Under the new policy, goodwill is assigned to reporting units. Goodwill is then tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 7 - Goodwill and Other Intangible Assets.

Intangibles and Other Long-Lived Assets. Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Corporation’s intangible assets relate to core deposits, non-compete agreements and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 7 - Goodwill and Other Intangible Assets.

Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2008 or 2007.

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

Basic and Diluted Earnings Per Common Share. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock. Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 11 - Shareholders’ Equity and Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity.

Derivative Financial Instruments. The Corporation’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Corporation’s balance sheet. Derivatives executed with the same counterparty are generally subject to master netting arrangements, however, fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes. The Corporation may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

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

Fair Value Measurements. On January 1, 2008, the Corporation adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Corporation will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 18 - Fair Value Measurements.

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Endorsement Split-Dollar Life Insurance Arrangements. On January 1, 2008, the Corporation changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $240 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” See Note 21 - New Accounting Standards.

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

R.G. Seeberger Company, Inc. On July 1, 2008, the Corporation acquired R.G. Seeberger Company, Inc. (“Seeberger”), an independent, Dallas-based insurance agency. Seeberger, which specialized in group employee benefits plans, was fully integrated into Frost Insurance Agency subsequent to acquisition. The purchase of Seeberger did not significantly impact the Corporation’s financial statements.

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

Summit Bancshares, Inc. On December 8, 2006, the Corporation acquired Summit Bancshares, Inc. including its subsidiary, Summit Bank, N.A. (“Summit”), a publicly-held bank holding company and bank located in Fort Worth, Texas. The Corporation purchased all of the outstanding shares of Summit for approximately $370.1 million. The total purchase price included $215.3 million of the Corporation’s common stock (3.8 million shares), $149.7 million in cash and approximately $5.1 million in acquisition-related costs. Upon completion of the acquisition, Summit was fully integrated into Frost Bank.

Alamo Corporation of Texas. On February 28, 2006, the Corporation acquired Alamo Corporation of Texas (“Alamo”) including its subsidiary, Alamo Bank of Texas, a privately-held bank holding company and bank located in the Rio Grande Valley of Texas. The Corporation purchased all of the outstanding shares of Alamo for approximately $88.0 million. The purchase price included $87.0 million in cash and approximately $1.0 million in acquisition-related costs. Alamo was fully integrated into Frost Bank during the second quarter of 2006.

Texas Community Bancshares, Inc. On February 9, 2006, the Corporation acquired Texas Community Bancshares, Inc. including its subsidiary, Texas Community Bank and Trust, N.A. (“TCB”), a privately-held bank holding company and bank located in Dallas, Texas. The Corporation purchased all of the outstanding shares of TCB for approximately $32.1 million. The purchase price included $31.1 million in cash and approximately $1.0 million in acquisition-related costs. Upon completion of the acquisition, TCB was fully integrated into Cullen/Frost and Frost Bank.

The total purchase prices paid for the acquisitions of TCB, Alamo and Summit were allocated based on the estimated fair values of the assets acquired and liabilities assumed as set forth below.

	TCB	Alamo	Summit

Cash and cash equivalents	$27,595	$27,281	$110,674
Securities available for sale	15,842	52,499	146,448
Loans, net	64,376	222,867	814,321
Premises and equipment, net	427	10,551	11,585
Core deposit intangible asset	3,355	6,381	20,374
Goodwill	19,359	58,542	278,313
Other assets	4,371	6,441	7,788
Deposits	(101,298)	(280,285)	(973,928)
Other borrowings	-	(11,012)	(39,507)
Other liabilities	(1,932)	(5,280)	(5,932)

	$32,095	$87,985	$370,136

The core deposit intangible assets acquired in these transactions are being amortized using an accelerated method over a period of 10 years. Additional information related to intangible assets and goodwill is included in Note 7 - Goodwill and Other Intangible Assets. Pro forma condensed consolidated results of operations assuming TCB, Alamo and Summit had been acquired at the beginning of the reported periods are not presented because the combined effect of these acquisitions was not considered significant for financial reporting purposes.

Note 3-Securities Held to Maturity and Securities Available for Sale

Year-end securities held to maturity and available for sale consisted of the following:

	2008				2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity
U.S. government agencies and corporations	$5,948	$60	$60	$5,948	$7,125	$103	$14	$7,214
Other	1,000	-	-	1,000	1,000	-	-	1,000

Total	$6,948	$60	$60	$6,948	$8,125	$103	$14	$8,214

Available for Sale
U.S. Treasury	$24,927	$72	$-	$24,999	$-	$-	$-	$-
U.S. government agencies and corporations	2,495,596	65,558	283	2,560,871	2,865,597	9,756	30,042	2,845,311
States and political subdivisions	908,793	26,823	4,543	931,073	524,745	3,040	3,700	524,085
Other	37,586	-	-	37,586	37,616	-	-	37,616

Total	$3,466,902	$92,453	$4,826	$3,554,529	$3,427,958	$12,796	$33,742	$3,407,012

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above.

Securities with a carrying value totaling $2.5 billion and $2.2 billion at December 31, 2008 and 2007 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2008 Held to Maturity
U.S. government agencies and corporations	$3,451	$58	$72	$2	$3,523	$60

Total	$3,451	$58	$72	$2	$3,523	$60

Available for Sale
U.S. government agencies and corporations	$16,277	$270	$1,511	$13	$17,788	$283
States and political subdivisions	154,209	3,537	27,104	1,006	181,313	4,543

Total	$170,486	$3,807	$28,615	$1,019	$199,101	$4,826

December 31, 2007 Held to Maturity
U.S. government agencies and corporations	$2,159	$12	$126	$2	$2,285	$14

Total	$2,159	$12	$126	$2	$2,285	$14

Available for Sale
U.S. government agencies and corporations	$299,546	$720	$1,287,910	$29,322	$1,587,456	$30,042
States and political subdivisions	201,627	3,300	26,471	400	228,098	3,700

Total	$501,173	$4,020	$1,314,381	$29,722	$1,815,554	$33,742

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2008, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities at December 31, 2008 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities, collateralized mortgage obligations and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,000	$1,000	$54,187	$54,445
Due after one year through five years	-	-	96,895	98,543
Due after five years through ten years	-	-	80,950	84,073
Due after ten years	-	-	701,688	719,011
Mortgage-backed securities and collateralized mortgage obligations	5,948	5,948	2,495,596	2,560,871
Equity securities	-	-	37,586	37,586

Total	$6,948	$6,948	$3,466,902	$3,554,529

Sales of securities available for sale were as follows:

	2008	2007	2006

Proceeds from sales	$4,871,311	$64,924	$26,912
Gross realized gains	5,917	15	117
Gross realized losses	(6,076)	-	118

Note 4 - Trading Account Securities

Year-end trading account securities, at estimated fair value, were as follows:

	2008	2007

U.S. Treasury	$14,489	$11,913
Common stock	63	-

	$14,552	$11,913

The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $2.6 million in 2008, $2.2 million in 2007 and $2.1 million in 2006.

Note 5 - Loans

Year-end loans consisted of the following:

	2008	2007

Commercial and industrial:
Commercial	$3,950,648	$3,472,759
Leases	205,290	184,140
Asset-based	85,865	32,963

Total commercial and industrial	4,241,803	3,689,862

Real estate:
Construction:
Commercial	755,704	560,176
Consumer	55,947	61,595
Land:
Commercial	346,591	397,319
Consumer	1,716	2,996
Commercial mortgages	2,250,442	1,982,786
1-4 family residential mortgages	79,446	98,077
Home equity and other consumer	707,974	587,721

Total real estate	4,197,820	3,690,670

Consumer:
Indirect	1,186	2,031
Student loans held for sale	28,889	62,861
Other	348,455	323,320
Other	53,662	29,891
Unearned discounts	(27,733)	(29,273)

Total loans	$8,844,082	$7,769,362

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2008 and 2007, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2008 or 2007.

Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”) totaling $42.8 million at December 31, 2008 and $10.9 million at December 31, 2007. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. During 2008, total principal additions were $113.8 million, total principal reductions were $101.9 million and other changes were $20.0 million. Other changes were primarily related to changes in related-party status.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $65.2 million at December 31, 2008 and $24.4 million at December 31, 2007. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $1.5 million in 2008, $2.3 million in 2007 and $2.9 million in 2006. Accruing loans past due more than 90 days totaled $19.8 million at December 31, 2008 and $14.3 million at December 31, 2007.

Impaired Loans. Year-end impaired loans were as follows:

	2008	2007

Balance of impaired loans with no allocated allowance	$38,095	$14,986
Balance of impaired loans with an allocated allowance	20,849	2,166

Total recorded investment in impaired loans	$58,944	$17,152

Amount of the allowance allocated to impaired loans	$8,188	$1,556

The impaired loans included in the table above were primarily comprised of collateral dependent commercial and commercial real estate loans. The average recorded investment in impaired loans was $34.5 million in 2008, $30.6 million in 2007 and $29.2 million in 2006. No interest income was recognized on these loans subsequent to their classification as impaired.

Allowance for Possible Loan Losses. Activity in the allowance for possible loan losses was as follows:

	2008	2007	2006

Balance at the beginning of the year	$92,339	$96,085	$80,325
Provision for possible loan losses	37,823	14,660	14,150
Allowance for possible loan losses acquired	-	-	12,720
Net charge-offs:
Losses charged to the allowance	(29,187)	(25,159)	(18,933)
Recoveries of loans previously charged off	9,269	6,753	7,823

Net charge-offs	(19,918)	(18,406)	(11,110)

Balance at the end of the year	$110,244	$92,339	$96,085

Note 6 – Premises and Equipment

Year-end premises and equipment were as follows:

	2008	2007

Land	$79,737	$63,867
Buildings	172,784	163,602
Furniture and equipment	174,448	161,928
Leasehold improvements	61,027	50,540
Construction in progress	22,856	6,242

	510,852	446,179
Less accumulated depreciation and amortization	(243,827)	(226,564)

Total premises and equipment, net	$267,025	$219,615

Depreciation and amortization of premises and equipment totaled $19.8 million in 2008, $18.1 million in 2007 and $16.3 million in 2006.

Note 7 - Goodwill and Other Intangible Assets

Goodwill. Goodwill totaled $526.6 million at December 31, 2008 and $526.9 million at December 31, 2007. During 2008, the increase in goodwill related to the acquisition of Seeberger was offset by a decrease in goodwill related to the final purchase accounting adjustments for the acquisition of Prime Benefits in December 2007. During 2006, the Corporation recorded goodwill totaling $355.4 million in connection with the acquisitions of TCB, Alamo and Summit. During 2007, as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed, goodwill recorded in connection with the acquisition of TCB was decreased $767 thousand, goodwill recorded in connection with the acquisition of Alamo was decreased $835 thousand and goodwill recorded in connection with the acquisition of Summit was increased $2.4 million. Also during 2006, goodwill recorded in connection with the acquisition of Horizon Capital Bank (“Horizon”) in 2005 was reduced $283 thousand as a result of a reallocation of the purchase price based on additional information related to the valuation of certain assets acquired and liabilities assumed. See Note 2 - Mergers and Acquisitions.

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

2008
Core deposits	$48,523	$(27,237)	$21,286
Customer relationships	5,809	(3,344)	2,465
Non-compete agreements	2,051	(1,536)	515

	$56,383	$(32,117)	$24,266

2007
Core deposits	$59,152	$(31,342)	$27,810
Customer relationships	5,056	(2,527)	2,529
Non-compete agreements	2,554	(1,370)	1,184

	$66,762	$(35,239)	$31,523

During 2006, the Corporation recorded core deposit intangibles totaling $30.1 million in connection with the acquisitions of TCB, Alamo and Summit and reduced the core deposit intangible recorded in connection with the acquisition of Horizon by $905 thousand based upon a final determination of its value. See Note 2 – Mergers and Acquisitions.

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $7.9 million in 2008, $8.9 million in 2007 and $5.6 million in 2006. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2008 is as follows:

2009	$6,318
2010	4,797
2011	3,995
2012	3,246
2013	2,525
Thereafter	3,385

$24,266

Note 8 - Deposits

Year-end deposits were as follows:

	2008	2007

Non-interest-bearing demand deposits:
Commercial and individual	$3,593,390	$3,171,510
Correspondent banks	468,632	350,123
Public funds	90,326	76,270

Total non-interest-bearing demand deposits	4,152,348	3,597,903

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,898,303	1,722,305
Money market accounts	3,543,487	3,404,472
Time accounts of $100,000 or more	884,214	801,269
Time accounts under $100,000	633,972	618,719
Public funds	396,613	385,005

Total interest-bearing deposits	7,356,589	6,931,770

Total deposits	$11,508,937	$10,529,673

At December 31, 2008 and 2007, interest-bearing public funds deposits included $215.9 million and $170.5 million in savings and interest checking accounts, $116.1 million and $107.6 million in money market accounts, $4.1 million and $4.8 million in time accounts under $100 thousand, and $60.5 million and $102.1 million in time accounts of $100 thousand or more, respectively.

Some of the Corporation’s interest-bearing deposits were obtained through financial intermediaries. Such deposits totaled $62.7 million and $2.3 million at December 31, 2008 and 2007. At December 31, 2007, the Corporation also had approximately $93.8 million of non-interest-bearing demand deposits that were received under a contractual relationship assumed in connection with the acquisition of Horizon during the fourth quarter of 2005. Deposits from foreign sources, primarily Mexico, totaled $653.4 million and $699.5 million at December 31, 2008 and 2007. Deposits from certain directors, executive officers and their affiliates totaled $56.2 million and $59.3 million at December 31, 2008 and 2007.

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2008 were as follows:

2009	$1,467,044
2010	115,366
2011	364

$1,582,774

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2008, were as follows:

Due within 3 months or less	$354,335
Due after 3 months and within 6 months	234,681
Due after 6 months and within 12 months	295,430
Due after 12 months	60,223

$944,669

Note 9 – Borrowed Funds

Line of Credit. Cullen/Frost has available a $25 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at December 31, 2008 or 2007.

Federal Home Loan Bank Advances. Federal Home Loan Bank (FHLB) advances totaled $6.6 million and $11.1 million at December 31, 2008 and 2007. The advances mature at varying dates through 2013 and had a weighted-average rate of 6.49% and 5.24% at December 31, 2008 and 2007. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.

Scheduled minimum future principal payments on Federal Home Loan Bank advances at December 31, 2008 were as follows:

2009	$16
2010	6,517
2011	19
2012	18
2013	7
Thereafter	-

$6,577

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $396.8 million and $20.5 million at December 31, 2008 and 2007. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $676.5 million and $912.6 million at December 31, 2008 and 2007.

Subordinated Notes Payable. In February 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes due February 15, 2017. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From and including February 15, 2012, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53%, payable quarterly on each February 15, May 15, August 15 and November 15, commencing May 15, 2012. The notes are subordinated in right of payment to all our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The notes mature on February 15, 2017. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $970 thousand at December 31, 2008. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures as further discussed below.

In August 2001, Frost Bank issued $150 million of subordinated notes that mature in 2011 and bear interest at 6.875%, per annum, which is payable semi-annually. A portion of the notes, which are not redeemable prior to maturity, qualifies as Tier 2 capital for both Frost Bank and Cullen/Frost. Proceeds from the sale of the notes were used for general corporate purposes. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $350 thousand and $485 thousand at December 31, 2008 and 2007.

Junior Subordinated Deferrable Interest Debentures. On January 7, 2008, the Corporation redeemed $3.1 million of floating rate (three-month LIBOR plus a margin of 3.30%) junior subordinated deferrable interest debentures, due January 7, 2033, held of record by Alamo Corporation of Texas Trust I (“Alamo Trust”). Concurrently, the $3.0 million of floating rate (three-month LIBOR plus a margin of 3.30%) trust preferred securities issued by Alamo Trust were also redeemed. On February 21, 2007, the Corporation redeemed $103.1 million of 8.42% junior subordinated deferrable interest debentures, Series A due February 1, 2027, held of record by Cullen/Frost Capital Trust I. As a result of the redemption, the Corporation incurred $5.3 million in expense during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs. Concurrently, $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I (“Trust I”) were also redeemed.

At December 31, 2008, the Corporation had $136.1 million of junior subordinated deferrable interest debentures issued to two wholly owned Delaware statutory business trusts, Cullen/Frost Capital Trust II (“Trust II”) and Summit Bancshares Statutory Trust I (“Summit Trust”). At December 31, 2007, outstanding junior subordinated deferrable interest debentures totaled $139.2 million, and included the aforementioned $3.1 million of debentures issued to Alamo Trust that were redeemed in 2008. Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.4 million and $1.5 million at December 31, 2008 and 2007. The trusts are considered variable interest entities for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Corporation’s consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with the currently active capital trusts are presented below.

In February 2004, Trust II issued $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 4.36% and 6.67% at December 31, 2008 and 2007) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

Summit Trust is a Delaware statutory trust formed in 2004 for the purpose of issuing $12.0 million in trust preferred securities. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares on December 8, 2006. The trust preferred securities will mature on July 7, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after July 7, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 7, April 7, July 7 and October 7 of each year. Summit Trust also issued $372 thousand of common equity securities to Summit. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $12.4 million of floating rate (three-month LIBOR plus a margin of 2.65%, which was equal to 7.47% and 7.89% at December 31, 2008 and 2007) junior subordinated deferrable interest debentures issued by Summit, which have terms substantially similar to the trust preferred securities.

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

Despite the fact that the accounts of the capital trusts are not included in the Corporation’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes as allowed by the Federal Reserve Board. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $132 million in trust preferred securities outstanding in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note 10 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies

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

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.8 billion at both December 31, 2008 and 2007.

Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $288.4 million and $235.9 million at December 31, 2008 and 2007.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The Corporation had deferred standby letter of credit fees totaling $1.4 million at both December 31, 2008 and 2007, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2008 and 2007, the guarantees totaled $15.9 million and $11.7 million, of which amounts, $5.2 million and $5.3 million were fully collateralized.

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.5 billion at December 31, 2008. At December 31, 2008, the Corporation held in trust liquid assets with a fair value of $1.5 billion as collateral for these agreements.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $18.5 million in 2008, $18.2 million in 2007 and $16.2 million in 2006. Future minimum lease payments due under non-cancelable operating leases at December 31, 2008 were as follows:

2009	$16,311
2010	13,810
2011	12,230
2012	9,935
2013	9,135
Thereafter	43,227

$104,648

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2008, were $738 thousand.

The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $816 thousand in 2008, $812 thousand in 2007 and $810 thousand in 2006. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

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

Note 11 - Shareholders’ Equity and Earnings Per Common Share

Earnings Per Common Share. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	2008	2007	2006

Weighted-average shares outstanding for basic earnings per share	58,845,451	58,951,683	55,467,112
Dilutive effect of stock options and non-vested stock awards	439,657	761,380	1,174,438

Weighted-average shares outstanding for diluted earnings per share	59,285,108	59,713,063	56,641,550

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

Note 12 - Regulatory Matters

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $132 million of trust preferred securities issued by unconsolidated subsidiary trusts (see Note 9 - Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $60 million of the Corporation’s aggregate $150 million of 6.875% subordinated notes payable (of which the permissible portion decreases 20% per year during the final five years of the term of the notes) and a permissible portion of the allowance for possible loan losses. The $100 million of 5.75% fixed-to-floating rate subordinated notes issued in 2007 are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Year-end actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

2008

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,489,046	12.58%	$946,579	8.00%	N/A	N/A
Frost Bank	1,392,351	11.78	945,853	8.00	$1,182,316	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,218,802	10.30	473,289	4.00	N/A	N/A
Frost Bank	1,222,107	10.34	472,926	4.00	709,389	6.00
Leverage Ratio
Cullen/Frost	1,218,802	8.80	554,281	4.00	N/A	N/A
Frost Bank	1,222,107	8.83	553,796	4.00	692,245	5.00

2007

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,353,125	12.59%	$859,730	8.00%	N/A	N/A
Frost Bank	1,288,306	12.05	855,265	8.00	$1,069,081	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,070,786	9.96	429,865	4.00	N/A	N/A
Frost Bank	1,105,967	10.35	427,632	4.00	641,449	6.00
Leverage Ratio
Cullen/Frost	1,070,786	8.37	511,636	4.00	N/A	N/A
Frost Bank	1,105,967	8.65	511,164	4.00	638,955	5.00

Cullen/Frost believes that, as of December 31, 2008, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2008, Frost Bank could pay aggregate dividends of up to $267.6 million to Cullen/Frost without prior regulatory approval. This amount would be limited to $210.0 million to avoid adversely affecting Frost Bank’s “well capitalized” status.

Note 13 - Employee Benefit Plans

Retirement Plans

Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation based upon the fiscal year profitability. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. Expense related to this plan totaled $10.4 million in 2008, $10.8 million in 2007 and $8.7 million in 2006.

The Corporation maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2008, 2007 and 2006.

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

The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2008	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$121,268	$129,863	$126,766
Interest cost	7,742	7,476	7,180
Actuarial (gain) loss	(3,814)	(11,842)	(134)
Benefits paid	(4,466)	(4,229)	(3,949)

Benefit obligation at end of year	120,730	121,268	129,863

Change in plan assets:
Fair value of plan assets at beginning of year	102,465	91,736	83,204
Actual return on plan assets	(27,239)	10,475	8,023
Employer contributions	35,729	4,483	4,458
Benefits paid	(4,466)	(4,229)	(3,949)

Fair value of plan assets at end of year	106,489	102,465	91,736

Funded status of the plan at end of year and accrued benefit (asset) liability recognized	14,241	18,803	38,127

Accumulated benefit obligation at end of year	$120,730	$121,268	$129,863

Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan

	2008	2007	2008	2007

Projected benefit obligation	$106,891	$107,706	$13,839	$13,562
Accumulated benefit obligation	106,891	107,706	13,839	13,562
Fair value of plan assets	106,489	102,465	-	-

The components of the combined net periodic benefit cost for the Corporation’s defined benefit pension plans were as follows:

	2008	2007	2006

Expected return on plan assets, net of expenses	$(9,240)	$(8,187)	$(7,454)
Interest cost on projected benefit obligation	7,742	7,476	7,180
Net amortization and deferral	1,229	2,655	2,997

Net periodic benefit cost	$(269)	$1,944	$2,723

Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2008	2007	2006

Net actuarial gain (loss)	$(31,436)	$16,785	$3,701
Deferred tax (expense) benefit	11,003	(5,875)	(1,295)

Other comprehensive income (loss), net of tax	$(20,433)	$10,910	$2,406

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $4.2 million of the net actuarial loss reported in the following table as of December 31, 2008 as a component of net periodic benefit cost during 2009.

	2008	2007

Net actuarial loss	$(55,510)	$(24,074)
Deferred tax benefit	19,428	8,426

Amounts included in accumulated other comprehensive loss, net of tax	$(36,082)	$(15,648)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2008	2007	2006

Benefit obligations:
Discount rate	6.75%	6.50%	5.85%
Net periodic benefit cost:
Discount rate	6.50%	5.85%	5.75%
Expected return on plan assets	8.75	8.75	8.75

The asset allocation of the Corporation’s Retirement Plan as of year-end is presented in the following table. The Corporation’s Restoration Plan is unfunded.

	2008	2007

Equity securities	44.8%	73.7%
Debt securities (fixed income)	25.8	21.5
Cash and cash equivalents	29.4	4.8

Total	100.0%	100.0%

Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2008, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 55% invested in equity securities, approximately 35% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. At December 31, 2008, the actual asset allocation had a larger-proportion of cash and cash equivalents than is provided under the strategy due to a $30 million end-of-year contribution to the plan. The actual asset allocation is expected to align more closely with the aforementioned target asset allocation as these funds are invested. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.75% in the determination of the net periodic benefit cost for 2008. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

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

As of December 31, 2008, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2009	$5,325
2010	5,752
2011	7,812
2012	6,567
2013	6,991
2014 through 2018	41,005

$73,452

The Corporation expects to contribute $835 thousand to the defined benefit plans during 2009.

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

Post-Retirement Healthcare Benefits. The Corporation provides post-retirement healthcare benefits to certain former employees. The related unfunded benefit obligations, net periodic benefit cost and the Corporation’s share of benefits paid under the plan were not significant during any of the reported periods.

Savings Plans

401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 20%

of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $9.2 million in 2008, $8.7 million in 2007 and $7.7 million in 2006. The Corporation’s matching contribution is initially invested in Cullen/Frost common stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2008, 2007 and 2006.

Stock Compensation Plans

The Corporation has two active executive stock plans (the 2001 Stock Plan and the 2005 Omnibus Incentive Plan) and two active outside director stock plans (the 1997 Director Stock Plan and the 2007 Outside Directors Incentive Plan). The executive stock plans were established to help the Corporation retain and motivate key employees, while the outside director stock plans were established as a means to compensate outside directors for their service to the Corporation. All of the plans have been approved by the Corporation’s shareholders. The Compensation and Benefits Committee (“Committee”) of the Corporation’s Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the executive stock plans.

During 2005, the 2005 Omnibus Incentive Plan (“2005 Plan”) was established to replace all other previously approved executive stock plans and the remaining shares authorized for grant under the 2001 Stock Plan were cancelled. Under the 2005 Plan, the Corporation may grant, among other things, nonqualified stock options, incentive stock options, stock awards, stock appreciation rights, or any combination thereof to certain employees.

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

Options awarded under the 2005 Plan during the periods presented have a ten-year life and vest in equal annual installments over a four-year period. Options awarded prior to October 2005 under the 2005 and 2001 Plans and outstanding as of December 31, 2008 have a six-year life with a three-year-cliff vesting period. Options awarded under the 2007 and 1997 Directors Plans during the periods presented have a six-year life with immediate vesting. Options awarded prior to 2001 under the 1997 Directors Plan and outstanding as of December 31, 2008 have a ten-year life with immediate vesting. Non-vested stock awards are generally awarded with a four-year-cliff vesting period.

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

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2006	3,206,400	246,552	$41.97	5,394,750	$34.61
Granted	(889,400)	52,100	57.88	837,300	57.68
Stock options exercised	-	-	-	(1,572,230)	27.16
Stock awards vested	-	(61,546)	33.46	-	-
Forfeited	115,931	(1,306)	38.30	(114,625)	47.51
Canceled	(46,906)	-	-	-	-

Balance, December 31, 2006	2,386,025	235,800	47.72	4,545,195	41.19
Shares authorized - 2007 Directors Plan	500,000	-	-	-	-
Granted	(990,900)	61,800	48.85	929,100	48.96
Stock options exercised	-	-	-	(876,844)	26.91
Stock awards vested	-	(64,500)	38.12	-	-
Forfeited	71,175	-	-	(71,175)	48.32
Canceled	(70,150)	-	-	-	-

Balance, December 31, 2007	1,896,150	233,100	50.68	4,526,276	45.44
Granted	(963,350)	63,000	52.44	894,900	52.44
Stock options exercised	-	-	-	(1,116,470)	33.50
Stock awards vested	-	(67,100)	47.29	-	-
Forfeited	32,656	-	-	(32,656)	51.93
Canceled	(1,631)	-	-	-	-

Balance, December 31, 2008	963,825	229,000	52.16	4,272,050	49.98

Of the 963,825 shares available for grant included in the above table as of December 31, 2008, a total of 215,550 shares may be granted as full value awards, meaning awards other than in the form of stock options or stock appreciation rights, and which are settled by the issuance of shares.

During 2008, the Corporation awarded non-employee directors a total of 5,450 deferred stock units. Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held. The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock. The Corporation recognized stock-compensation expense totaling $300 thousand related to the award of deferred stock units during 2008. The expense was based upon the market price of the Corporation’s stock on the date of the awards.

Other information regarding options outstanding and exercisable as of December 31, 2008 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$ 25.00	-	$30.00	32,000	$26.63	0.57	32,000	$26.63
30.01	-	35.00	40,000	30.56	1.66	40,000	30.56
35.01	-	40.00	352,300	38.00	0.74	352,300	38.00
40.01	-	45.00	26,500	43.10	1.59	26,500	43.10
45.01	-	50.00	1,426,400	48.27	6.16	760,550	47.75
50.01	-	55.00	1,609,525	51.42	8.37	543,750	50.13
55.01	-	60.00	785,325	57.68	7.71	402,725	57.66

		Total	4,272,050	49.98	6.72	2,157,825	47.92

Proceeds from stock option exercises totaled $37.4 million in 2008, $23.6 million in 2007 and $42.7 million in 2006. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During 2008, all shares issued in connection with stock option exercises and non-vested stock awards were issued from available treasury stock. During 2007, 397,718 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 479,126 shares were issued from available treasury stock. During 2006, 1,006,494 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 565,736 shares were issued from available treasury stock.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $10.1 million and $8.8 million at December 31, 2008. The total intrinsic value of stock options exercised was $24.7 million in 2008, $22.1 million in 2007 and $45.6 million in 2006. The total fair value of share awards vested was $3.7 million during 2008, $3.3 million in 2007 and $3.3 million in 2006.

Stock-based Compensation Expense. Stock-based compensation expense totaled $10.2 million in 2008, $9.7 million in 2007 and $9.2 million in 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $3.6 million in 2008, $3.4 million in 2007 and $3.2 million in 2006. Unrecognized stock-based compensation expense related to stock options totaled $22.1 million at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.4 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $7.2 million at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.4 years.

Valuation of Stock-Based Compensation. The fair value of the Corporation’s employee stock options granted is estimated on the measurement date, which, for the Corporation, is the date of grant. Prior to the fourth quarter of 2006, the fair value of stock options was estimated using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted was $12.69 in 2006 for options granted prior to the fourth quarter. The Corporation estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted in 2006 prior to the fourth quarter are detailed in the table below:

2006
Risk-free interest rate	4.93%
Dividend yield	2.49%
Expected market price volatility	23.0%
Expected term	5.1 Years

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

The weighted-average fair value of stock options granted during 2008, 2007 and the fourth quarter of 2006, estimated using a binomial lattice-based valuation model, was $12.42, $10.10 and $11.97. The assumptions used to determine the fair value of options granted during 2008 and 2007 are detailed in the table below.

	2008	2007	2006

Risk-free interest rate	1.08% to 6.02%	3.70% to 5.24%	0.43% to 11.84%
Weighted-average risk-free interest rate	3.93%	4.53%	4.71%
Dividend yield	2.60%	2.51%	2.50%
Expected market price volatility	28.42% to 38.43%	17.68% to 26.22%	15.30% to 27.90%
Weighted-average expected market price volatility	30.87%	24.61%	25.70%
Expected term	5.3 to 6.9 Years	5.2 to 6.9 Years	5.2 to 7.0 Years
Weighted-average expected term	6.1 Years	5.6 Years	5.6 Years

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

Note 14 - Other Non-Interest Income and Expense

Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2008	2007	2006

Other non-interest income:
Check card income	$17,106	$15,050	$12,095
Other	39,794	38,684	31,733

Total	$56,900	$53,734	$43,828

Other non-interest expense:
Legal and other professional fees	$19,099	$17,744	$17,180
Advertising, promotions and public relations	15,277	13,694	11,109
Stationery, printing and supplies	7,386	7,702	7,195
Other	85,552	85,724	71,238

Total	$127,314	$124,864	$106,722

Note 15 - Income Taxes

Income tax expense was as follows:

	2008	2007	2006

Current income tax expense	$78,203	$96,934	$93,082
Deferred income tax expense (benefit)	11,421	857	(1,266)

Income tax expense	$89,624	$97,791	$91,816

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2008	2007	2006

Income tax expense computed at the statutory rate	$103,908	$108,452	$99,892
Effect of tax-exempt interest	(13,210)	(10,040)	(6,482)
Bank owned life insurance income	(1,738)	(1,571)	(1,443)
Other	664	950	(151)

Income tax expense, as reported	$89,624	$97,791	$91,816

Year-end deferred taxes were as follows:

	2008	2007

Deferred tax assets:
Allowance for possible loan losses	$38,413	$31,834
Net actuarial loss on defined benefit post-retirement benefit plans	19,219	8,131
Stock-based compensation	8,235	6,354
Gain on sale of assets	2,709	2,804
Non-compete agreements	1,286	1,272
Building modification reserve	1,268	1,268
Reserve for medical insurance	785	989
Non-accrual loans	629	1,391
Other	1,960	2,932

Total gross deferred tax assets	74,504	56,975

Deferred tax liabilities:
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(93,147)	(4,156)
Intangible assets	(10,549)	(12,571)
Defined benefit post-retirement benefit plans	(14,198)	(3,455)
Premises and equipment	(8,225)	(1,810)
Leases	(5,031)	(1,737)
Deferred loan origination costs	(1,895)	(1,826)
Prepaid expenses	(1,216)	(1,157)
Other	(1,508)	(2,334)

Total gross deferred tax liabilities	(135,769)	(29,046)

Net deferred tax asset (liability)	$(61,265)	$27,929

No valuation allowance for deferred tax assets was recorded at December 31, 2008 and 2007 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

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

Note 16 - Other Comprehensive Income

Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to net other comprehensive income (loss) is as follows:

	2008	2007	2006

Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain/loss during the period	$108,415	$21,569	$(9,888)
Reclassification adjustment for losses (gains) included in income	159	(15)	1
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	(31,682)	16,968	4,362
Change in accumulated gain/loss on effective cash flow hedging derivatives	145,686	34,571	(1,322)

	222,578	73,093	(6,847)
Deferred tax expense (benefit)	77,902	25,583	(2,397)

Net other comprehensive income (loss)	$144,676	$47,510	$(4,450)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2008	2007

Net actuarial loss on defined benefit post-retirement benefit plans	$(35,693)	$(15,100)
Net unrealized gain (loss) on securities available for sale	56,958	(13,615)
Accumulated gain on effective cash flow hedging derivatives	116,029	21,333

	$137,294	$(7,382)

Note 17 - Derivative Financial Instruments

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

During the fourth quarter of 2008, the Corporation entered into an interest rate swap contract with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on the Corporation’s $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout the five-year period beginning on December 1, 2008 and ending on December 1, 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. The terms of the interest rate swap contract provide that the Corporation will pay a fixed interest rate of 5.47% over the term of the contract and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements. The interest rate swap was entered into at current market rates on the transaction date. Accordingly, no premium was paid or received in connection with the swap.

During 2007, the Corporation entered into three interest rate swap contracts with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning on October 25, 2007 and ending on October 25, 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. The desired constant yield is 7.559% in the case of the first contract (underlying loan pool totaling $650.0 million carrying an interest rate equal to Prime), 8.059% in the case of the second contract (underlying loan pool totaling $230.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points) and 8.559% in the case of the third contract (underlying loan pool totaling $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points). The Corporation expects to maintain pools of such loans having the aforementioned total principal balances over the entire 84-month term of the swaps. Under the swaps, the Corporation will receive a fixed interest rate of 7.559% and pay a variable interest rate equal to the daily Federal Reserve Statistical Release H-15 Prime Rate (“Prime”), with monthly settlements. The interest rate swaps were entered into at current market rates on the transaction date. Accordingly, no premium was paid or received in connection with the swaps.

In conjunction with entering into the aforementioned interest rate swap contracts on variable-rate loans, the Corporation terminated three interest rate floor contracts, which had a total notional amount of $1.3 billion. These interest rate floor contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts (over a 36-month period) on a rolling portfolio of $1.3 billion of variable-rate loans from the risk of a decrease in those cash flows to a level such that the yield on the underlying loans would be less than a range of 6.00% to 7.00%, depending upon the applicable floor contract. These floor contracts would have otherwise expired on December 15, 2008. As of the date of termination, the accumulated after-tax loss applicable to these floor contracts included in accumulated other comprehensive income totaled $740 thousand. This amount was subsequently reclassified into earnings during the periods when the formerly hedged transactions impacted earnings.

The Corporation also has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which the Corporation enters into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customer to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations.

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

	2008		2007

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$157,835	$(15,777)	$180,908	$(5,600)
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	1,200,000	191,087	1,200,000	33,857
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(10,316)	-	-
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	587,540	61,248	328,226	12,928
Commercial loan/lease interest rate swaps	587,540	(61,248)	328,226	(12,928)
Commercial loan/lease interest rate caps	4,236	1	-	-
Commercial loan/lease interest rate caps	4,236	(1)	-	-
Commercial loan/lease interest rate floors	4,236	95	-	-
Commercial loan/lease interest rate floors	4,236	(95)	-	-

The weighted-average receive and pay interest rates for interest rate swaps outstanding at December 31, 2008 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received

Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.86%	1.53%
Cash flow hedge interest rate swaps on variable-rate loans	3.25	7.56
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	3.75
Non-hedging interest rate swaps	5.14	5.14

The weighted-average strike rates for interest rate caps and floors outstanding at December 31, 2008 were as follows:

Non-hedging commercial loan/lease interest rate caps	3.50%
Non-hedging commercial loan/lease interest rate floors	3.29

Interest rate contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee.

The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. In such cases, credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Corporation’s credit exposure relating to interest rate swaps with bank customers was approximately $61.3 million at December 31, 2008. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation did not have any significant credit exposure, net of collateral pledged, relating to interest rate swaps with upstream financial institution counterparties at December 31, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in interest rate swap values. At December 31, 2008, the Corporation had the right to reclaim $10.3 million in cash collateral on deposit with other financial institution counterparties.

For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are recorded in current earnings as other income or other expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss on the derivative hedging instrument is reported in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is recorded in current earnings as other income or other expense. The amount of hedge ineffectiveness reported in earnings was not significant during any of the reported periods. The accumulated net after-tax gain related to derivatives included in accumulated other comprehensive income totaled $116.0 million at December 31, 2008.

During 2006, the Corporation terminated certain interest rate swaps with a total notional amount of $334.6 million. The swaps were designated as hedging instruments in fair value hedges of certain fixed-rate commercial loans. The cumulative basis adjustment to fair value resulting from the designation of these loans as hedged items totaled $4.4 million upon termination of the swaps. This cumulative basis adjustment is being treated similar to a premium and amortized as an offset to interest income over the expected remaining life of the underlying loans using the effective yield method.

Commodity Derivatives. The Corporation enters into commodity swaps and option contracts to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices.

The notional amounts and estimated fair values of commodity derivative positions outstanding at year-end are presented in the following table. The Corporation obtains dealer quotations to value its commodity derivative positions.

		2008		2007

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commodity swaps:
Oil	Barrels	153	$2,268	355	$7,997
Oil	Barrels	153	(2,230)	355	(7,909)
Natural gas	MMBTUs	1,640	1,642	1,510	820
Natural gas	MMBTUs	1,640	(1,590)	1,510	(786)

Commodity options:
Oil	Barrels	1,184	23,295	383	3,335
Oil	Barrels	1,184	(23,268)	383	(3,334)
Natural gas	MMBTUs	4,300	2,656	-	-
Natural gas	MMBTUs	4,300	(2,656)	-	-

The Corporation’s credit exposure on commodity swaps/options is limited to the net favorable value of all swaps/options by each counterparty. In such cases, credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Corporation did not have any credit exposure relating to commodity swaps/options with bank customers at December 31, 2008. Credit exposure with bank customers is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure in excess of collateral pledged relating to commodity swaps/options with upstream financial institution counterparties at December 31, 2008. Collateral levels for upstream financial institution counterparties are monitored and adjusted on a regular basis for changes in commodity swap/option values.

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2008 and 2007.

Note 18 - Fair Value Measurements

Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Corporation will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Corporation determines the fair values of its financial assets.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

♦	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

♦

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

♦

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation’s financial assets and financial liabilities carried at fair value effective January 1, 2008. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

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

Trading Securities. U.S. Treasury securities and exchange-listed common stock are reported at fair value utilizing Level 1 inputs. Other securities classified as trading are reported at fair value utilizing Level 2 inputs in the same manner as described above for securities available for sale.

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

For purposes of potential valuation adjustments to its derivative positions, the Corporation evaluates the credit risk of its counterparties as well as that of the Corporation. Accordingly, the Corporation has considered factors such as the likelihood of default by the Corporation and its counterparties, its net exposures, and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. Counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of collateral securing the position. The Corporation reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. The Corporation also utilizes this approach to estimate its own credit risk on derivative liability positions. To date, the Corporation has not realized any significant losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of derivative assets and derivative liabilities attributable to credit risk was not significant during the reported periods.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value

Securities available for sale	$24,999	$3,491,944	$-	$3,516,943
Trading account securities	14,552	-	-	14,552
Derivative assets	-	282,292	-	282,292
Derivative liabilities	-	117,181	-	117,181

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis include the following:

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $7.1 million were reduced by specific valuation allowance allocations totaling $2.9 million to a total reported fair value of $4.2 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $7.2 million were reduced by specific valuation allowance allocations totaling $3.2 million to a total reported fair value of $4.0 million based on collateral valuations utilizing Level 3 valuation inputs.

Loans Held For Sale. Loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Corporation may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. The Corporation classifies student loans as held for sale. During 2008, the aggregate fair value of student loans exceeded their cost. Accordingly, no student loans were marked-down and reported at fair value during 2008.

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

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

Loans. The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

Deposits. The estimated fair value approximates carrying value for demand deposits. The fair value of fixed-rate deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The estimated fair value of deposits does not take into account the value of the Corporation’s long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, the Corporation would likely realize a core deposit premium if its deposit portfolio were sold in the principal market for such deposits.

Borrowed Funds. The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated using quoted market prices, if available, or by discounting future cash flows using current interest rates for similar financial instruments. The estimated fair value approximates carrying value for variable-rate junior subordinated deferrable interest debentures that reprice quarterly.

Loan Commitments, Standby and Commercial Letters of Credit. The Corporation’s lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The year-end estimated fair values of financial instruments were as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$1,237,331	$1,237,331	$1,196,512	$1,196,512
Securities	3,576,029	3,576,029	3,427,050	3,427,139
Loans, net	8,733,838	8,776,473	7,677,023	7,810,533
Cash surrender value of life insurance policies	121,197	121,197	116,231	116,231
Interest rate swaps on variable rate loans designated as hedges of cash flows	191,087	191,087	33,857	33,857
Non-hedging commercial loan/lease interest rate swaps, caps and floors	61,344	61,344	12,928	12,928
Commodity and foreign exchange derivatives	29,861	29,861	12,152	12,152
Accrued interest receivable	55,632	55,632	66,045	66,045

Financial liabilities:
Deposits	11,508,937	11,515,591	10,529,673	10,533,646
Federal funds purchased and repurchase agreements	1,073,279	1,073,279	933,072	933,072
Junior subordinated deferrable interest debentures	136,084	136,084	139,177	139,177
Subordinated notes payable and other borrowings	256,577	210,336	261,146	265,257
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	10,316	10,316	33,857	33,857
Commercial loan/lease interest rate swaps designated as hedges of fair value	15,777	15,777	5,600	5,600
Non-hedging commercial loan/lease interest rate swaps, caps and floors	61,344	61,344	12,928	12,928
Commodity and foreign exchange derivatives	29,744	29,744	12,029	12,029
Accrued interest payable	20,006	20,006	36,244	36,244

Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Corporation’s financial statements.

Note 19 - Operating Segments

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

The Corporation has two primary operating segments, Banking and FMG, that are delineated by the products and services that each segment offers. The Banking operating segment includes both commercial and consumer banking services, Frost Insurance Agency and Frost Securities, Inc. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Frost Insurance Agency provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. Frost Securities, Inc. provides advisory and private equity services to middle market companies. The FMG operating segment includes fee-based services within private trust, retirement services, and financial management services, including personal wealth management and brokerage services. The third operating segment, Non-Banks, is for the most part the parent holding company, as well as certain other insignificant non-bank subsidiaries of the parent that, for the most part, have little or no activity. The parent company’s principal activities include the direct and indirect ownership of the Corporation’s banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries.

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

Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	FMG		Non-Banks	Consolidated

2008

Net interest income (expense)	$523,642	$23,215		$(12,832)	$534,025
Provision for possible loan losses	37,822	1		-	37,823
Non-interest income	188,838	96,277		2,207	287,322
Non-interest expense	403,164	78,164		5,317	486,645

Income (loss) before income taxes	271,494	41,327		(15,942)	296,879
Income tax expense (benefit)	82,539	14,464		(7,379)	89,624

Net income (loss)	$188,955	$26,863		$(8,563)	$207,255

Revenues from (expenses to) external customers	$712,480	$119,492		$(10,625)	$821,347

Average assets (in millions)	$13,641	$30	(1)	$14	$13,685

2007

Net interest income (expense)	$511,773	$23,378		$(16,414)	$518,737
Provision for possible loan losses	14,733	(73)		-	14,660
Non-interest income	177,245	90,316		670	268,231
Non-interest expense	380,847	71,740		9,859	462,446

Income (loss) before income taxes	293,438	42,027		(25,603)	309,862
Income tax expense (benefit)	93,051	14,710		(9,970)	97,791

Net income (loss)	$200,387	$27,317		$(15,633)	$212,071

Revenues from (expenses to) external customers	$689,018	$113,694		$(15,744)	$786,968

Average assets (in millions)	$13,004	$26	(1)	$12	$13,042

2006

Net interest income (expense)	$464,032	$22,519		$(17,388)	$469,163
Provision for possible loan losses	14,147	3		-	14,150
Non-interest income	161,079	78,401		1,267	240,747
Non-interest expense	340,224	66,056		4,073	410,353

Income (loss) before income taxes	270,740	34,861		(20,194)	285,407
Income tax expense (benefit)	86,599	12,209		(6,992)	91,816

Net income (loss)	$184,141	$22,652		$(13,202)	$193,591

Revenues from (expenses to) external customers	$625,111	$100,920		$(16,121)	$709,910

Average assets (in millions)	$11,522	$44	(1)	$15	$11,581

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $21.7 billion, $24.8 billion and $23.2 billion, at December 31, 2008, 2007 and 2006.

Note 20 - Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Statements of Income

	Year Ended December 31,
	2008	2007	2006

Income:
Dividend income	$110,870	$141,114	$101,173
Interest and other income	853	2,123	4,195

Total income	111,723	143,237	105,368

Expenses:
Interest expense	12,842	16,426	17,402
Salaries and employee benefits	1,075	1,174	1,798
Other	5,227	9,776	3,523

Total expenses	19,144	27,376	22,723

Income before income taxes and equity in undistributed earnings of subsidiaries	92,579	115,861	82,645
Income tax benefit	8,228	10,425	7,626
Equity in undistributed earnings of subsidiaries	106,448	85,785	103,320

Net income	$207,255	$212,071	$193,591

Condensed Balance Sheets

	December 31,
	2008	2007

Assets:
Cash	$14,879	$5,031
Resell agreements	77,000	55,730

Total cash and cash equivalents	91,879	60,761
Investment in subsidiaries	1,914,157	1,655,476
Other assets	10,255	5,947

Total assets	$2,016,291	$1,722,184

Liabilities:
Junior subordinated deferrable interest debentures	$136,084	$139,177
Subordinated notes payable	100,000	100,000
Accrued interest payable and other liabilities	16,680	5,919

Total liabilities	252,764	245,096

Shareholders’ Equity	1,763,527	1,477,088

Total liabilities and shareholders’ equity	$2,016,291	$1,722,184

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006

Operating Activities:
Net income	$207,255	$212,071	$193,591
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(106,448)	(85,785)	(103,320)
Stock-based compensation	300	247	253
Excess tax benefits from stock-based compensation	(7,088)	(7,969)	(15,625)
Net change in other assets and other liabilities	7,304	1,651	23,697

Net cash from operating activities	101,323	120,215	98,596

Investing Activities:
Net cash paid in acquisitions	(352)	(1,903)	(100,074)
Redemption of capital - Alamo Corporation of Texas Trust I	93	-	-
Redemption of capital - Cullen/Frost Capital Trust I	-	3,093	-
Capital contributions to subsidiaries	-	(250)	(164,760)

Net cash from investing activities	(259)	940	(264,834)

Financing Activities:
Proceeds from notes payable	-	98,799	-
Redemption of junior subordinated deferrable interest debentures	(3,093)	(103,093)	-
Proceeds from stock option exercises	37,400	23,600	42,703
Proceeds from stock-based compensation activities of subsidiaries	9,866	9,403	8,987
Excess tax benefits from stock-based compensation	7,088	7,969	15,625
Purchase of treasury stock	(23,055)	(110,406)	(4,666)
Cash dividends paid	(98,152)	(90,820)	(73,400)

Net cash from financing activities	(69,946)	(164,548)	(10,751)

Net change in cash and cash equivalents	31,118	(43,393)	(176,989)
Cash and cash equivalents at beginning of year	60,761	104,154	281,143

Cash and cash equivalents at end of year	$91,879	$60,761	$104,154

Note 21 - New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Corporation adopted the provisions of SFAS 123R on January 1, 2006. The impact of SFAS 123R on the Corporation’s financial statements is discussed in Note 13 - Employee Benefit Plans.

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

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, with the exception of certain provisions, became effective for the Corporation on January 1, 2008 (see Note 18 - Fair Value Measurements).

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Corporation was required to recognize the funded status of its defined benefit post-retirement benefit plans in its financial statements beginning with the year ended December 31, 2006. The Corporation had previously recognized the funded status of its Retirement and Restoration plans in prior financial statements using a December 31 measurement date. The effect of recognizing the funded status of other defined benefit post-retirement benefit plans using a December 31 measurement date was not significant. See Note 13 - Employee Benefit Plans for additional information related to these plans.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 became effective for the Corporation on January 1, 2008 (see Note 18 - Fair Value Measurements).

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

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on January 1, 2007 did not significantly impact the Corporation’s financial statements.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Corporation’s financial statements.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Corporation’s financial statements.

FSP No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post- retirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

Emerging Issues Task Force Issues

Emerging Issues Task Force (EITF) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Corporation adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $240 thousand.

Cullen/Frost Bankers, Inc.

Consolidated Average Balance Sheets

(Dollars in thousands - tax-equivalent basis)

The following unaudited schedule is presented for additional information and analysis

	Year Ended December 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Assets:
Interest-bearing deposits	$85,380	$429	0.50%	$7,454	$396	5.31%
Federal funds sold and resell agreements	141,724	3,498	2.47	579,964	29,895	5.15
Securities:
Tax-exempt	555,096	36,724	6.61	412,083	26,520	6.41
Taxable	2,771,797	143,360	5.17	2,876,235	148,467	5.08

Total securities	3,326,893	180,084	5.41	3,288,318	174,987	5.24
Loans, net of unearned discount	8,314,265	511,968	6.16	7,464,140	579,027	7.76

Total earning assets and average rate earned	11,868,262	695,979	5.86	11,339,876	784,305	6.89
Cash and due from banks	660,369			626,253
Allowance for possible loan losses	(96,755)			(95,226)
Premises and equipment, net	237,517			219,873
Accrued interest receivable and other assets	1,015,138			950,906

Total assets	$13,684,531			$13,041,682

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,246,169			$3,224,741
Correspondent banks	311,034			248,591
Public funds	57,544			50,800

Total non-interest-bearing demand deposits	3,614,747			3,524,132
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,694,688	3,299	0.19	1,401,437	6,555	0.47
Money market deposit accounts	3,492,935	51,507	1.47	3,494,704	107,486	3.08
Time accounts	1,359,989	43,706	3.21	1,382,707	60,264	4.36
Public funds	368,760	6,359	1.72	409,661	15,932	3.89

Total interest-bearing deposits	6,916,372	104,871	1.52	6,688,509	190,237	2.84

Total deposits	10,531,119			10,212,641
Federal funds purchased and repurchase agreements	1,008,019	12,954	1.29	867,152	31,951	3.68
Junior subordinated deferrable interest debentures	136,135	6,972	5.12	153,582	11,283	7.35
Subordinated notes payable and other notes	250,000	16,318	6.53	237,671	15,591	6.56
Federal Home Loan Bank advances	8,628	511	5.92	22,447	1,048	4.67

Total interest-bearing liabilities and average rate paid	8,319,154	141,626	1.70	7,969,361	250,110	3.14

Accrued interest payable and other liabilities	170,319			153,167

Total liabilities	12,104,220			11,646,660
Shareholders’ equity	1,580,311			1,395,022

Total liabilities and shareholder’s equity	$13,684,531			$13,041,682

Net interest income		$554,353			$534,195

Net interest spread			4.16%			3.75%

Net interest income to total average earning assets			4.67%			4.69%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
	2006			2005			2004			2003

Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$4,000	$251	6.28%	$5,644	$150	2.66%	$6,175	$63	1.02%	$8,869	$104	1.17%
718,950	36,550	5.08	521,674	18,147	3.48	564,286	8,834	1.57	825,452	9,601	1.16

275,419	17,685	6.46	260,207	16,521	6.48	219,674	14,138	6.68	200,844	13,184	6.56
2,680,706	133,184	4.85	2,586,904	121,377	4.68	2,739,001	125,999	4.63	2,478,427	117,342	4.73

2,956,125	150,869	5.00	2,847,111	137,898	4.84	2,958,675	140,137	4.77	2,679,271	130,526	4.87
6,523,906	506,264	7.76	5,594,477	361,304	6.46	4,823,198	250,174	5.19	4,497,489	233,902	5.20

10,202,981	693,934	6.76	8,968,906	517,499	5.77	8,352,334	399,208	4.79	8,011,081	374,133	4.67
615,609			604,625			746,257			1,046,690
(85,038)			(77,551)			(81,232)			(83,616)
200,008			175,829			168,714			168,705
647,693			471,436			432,776			440,969

$11,581,253			$10,143,245			$9,618,849			$9,583,829

$3,005,811			$2,639,071			$2,395,663			$2,133,906
277,332			323,712			469,635			848,737
51,137			45,967			49,222			55,081

3,334,280			3,008,750			2,914,520			3,037,724

1,283,830	4,579	0.36	1,206,055	3,009	0.25	1,171,883	1,090	0.09	1,052,637	916	0.09
3,022,866	92,075	3.05	2,646,975	48,158	1.82	2,444,734	24,508	1.00	2,153,489	20,601	0.96
1,122,979	42,806	3.81	894,459	20,499	2.29	865,176	10,173	1.18	1,001,581	12,793	1.28
420,441	15,630	3.72	376,547	7,268	1.93	370,373	3,379	0.91	331,915	3,096	0.93

5,850,116	155,090	2.65	5,124,036	78,934	1.54	4,852,166	39,150	0.81	4,539,622	37,406	0.82

9,184,396			8,132,786			7,766,686			7,577,346
764,173	31,167	4.08	605,965	16,632	2.74	564,489	5,775	1.02	854,517	4,059	0.48
230,178	17,402	7.56	226,805	14,908	6.57	212,271	12,144	5.72	103,093	8,735	8.47
150,000	9,991	6.66	150,000	7,626	5.08	150,000	4,974	3.32	150,399	4,645	3.09
25,574	1,146	4.48	10,807	461	4.27	1,115	63	5.65	10,936	343	3.14

7,020,041	214,796	3.06	6,117,613	118,561	1.94	5,780,041	62,106	1.07	5,658,567	55,188	0.98

153,333			136,242			135,215			153,544

10,507,654			9,262,605			8,829,776			8,849,835
1,073,599			880,640			789,073			733,994

$11,581,253			$10,143,245			$9,618,849			$9,583,829

	$479,138			$398,938			$337,102			$318,945

		3.70%			3.83%			3.72%			3.69%

		4.67%			4.45%			4.05%			3.98%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2008, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Cullen/Frost Bankers, Inc.

We have audited Cullen/Frost Bankers, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cullen/Frost Bankers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, and the cash flows for each of the three years in the period ended December 31, 2008 of Cullen/Frost Bankers, Inc. and our report dated February 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
February 3, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/Frost and payment of a reasonable fee.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1		Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/06

3.2		Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		10-K	001-13221	3.2	2/1/08

4.1		Shareholder Protection Rights Agreement dated as of January 26, 1999 between Cullen/Frost Bankers, Inc. and The Frost National Bank, as Rights Agent		8-A	001-13221	1	2/1/99

4.2*		Instruments Defining the Rights of Holders of Long-Term Debt

10.1+		Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/99

10.2+		The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	333-108321	4.4	8/28/03

10.3+		1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91

10.4+		Cullen/Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92

10.5+		Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/95

10.6+		Cullen/Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02

10.7+		Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	333-68928	4.5 - 4.7	9/4/01

10.8+		Change-In-Control Agreements with 5 Executive Officers	X

10.9+		Change-In-Control Agreements with 5 Executive Officers	X

10.10	+	Cullen/Frost Bankers, Inc. 2001 Stock Plan		S-8	333-68928	4.4	9/4/01

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.11+	Retirement Agreement with a former Executive Officer		10-K	001-13221	10.10	3/28/03

10.12+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/03

10.13+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/05

10.14+	2005 Omnibus Incentive Plan		S-8	333-127341	4.4	8/9/05

10.15+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/07

21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X

32.1++	Section 1350 Certification of the Chief Executive Officer	X

32.2++	Section 1350 Certification of the Chief Financial Officer	X

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.
+	Management contract or compensatory plan or arrangement.
++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2009	CULLEN/FROST BANKERS, INC.
(Registrant)

	By:	/s/ PHILLIP D. GREEN
Phillip D. Green Group Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 3, 2009

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2009

/s/ R. DENNY ALEXANDER*	Director	February 3, 2009
R. Denny Alexander

/s/ CARLOS ALVAREZ*	Director	February 3, 2009
Carlos Alvarez

/s/ ROYCE S. CALDWELL*	Director	February 3, 2009
Royce S. Caldwell

/s/ CRAWFORD H. EDWARDS*	Director	February 3, 2009
Crawford H. Edwards

/s/ RUBEN M. ESCOBEDO*	Director	February 3, 2009
Ruben M. Escobedo

/s/ PATRICK B. FROST*	Director and President of The Frost National Bank	February 3, 2009
Patrick B. Frost

/s/ DAVID J. HAEMISEGGER*	Director	February 3, 2009
David J. Haemisegger

/s/ KAREN E. JENNINGS*	Director	February 3, 2009
Karen E. Jennings

/s/ RICHARD M. KLEBERG, III*	Director	February 3, 2009
Richard M. Kleberg, III

/s/ ROBERT S. McCLANE*	Director	February 3, 2009
Robert S. McClane

Signature	Title	Date

/s/ IDA CLEMENT STEEN*	Director	February 3, 2009
Ida Clement Steen

/s/ HORACE WILKINS, JR.*	Director	February 3, 2009
Horace Wilkins, Jr.

*By: /s/ PHILLIP D. GREEN	Group Executive Vice President	February 3, 2009
Phillip D. Green As attorney-in-fact for the persons indicated	and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)