Form 10-Q
period 2009-03-31
CULLEN FROST BANKERS INC
filed 2009-04-22
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 16, 2009, there were 59,436,633 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

March 31, 2009

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$108,292	$130,963
Securities:
Taxable	33,101	37,198
Tax-exempt	12,282	5,331
Interest-bearing deposits	262	73
Federal funds sold and resell agreements	119	2,138

Total interest income	154,056	175,703

Interest expense:
Deposits	16,586	34,474
Federal funds purchased and repurchase agreements	387	5,024
Junior subordinated deferrable interest debentures	1,807	2,106
Other long-term borrowings	5,644	4,219

Total interest expense	24,424	45,823

Net interest income	129,632	129,880
Provision for possible loan losses	9,601	4,005

Net interest income after provision for possible loan losses	120,031	125,875

Non-interest income:
Trust fees	15,969	18,282
Service charges on deposit accounts	24,910	19,593
Insurance commissions and fees	10,751	11,158
Other charges, commissions and fees	6,762	6,931
Net gain (loss) on securities transactions	—	(48)
Other	11,472	14,312

Total non-interest income	69,864	70,228

Non-interest expense:
Salaries and wages	56,776	55,138
Employee benefits	15,240	14,113
Net occupancy	10,690	9,647
Furniture and equipment	10,363	8,950
Deposit insurance	4,376	294
Intangible amortization	1,781	2,046
Other	30,273	29,852

Total non-interest expense	129,499	120,040

Income before income taxes	60,396	76,063
Income taxes	15,414	23,283

Net income	$44,982	$52,780

Earnings per common share:
Basic	$0.76	$0.90
Diluted	0.76	0.89

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2009	December 31, 2008	March 31, 2008
Assets:
Cash and due from banks	$496,295	$656,339	$754,493
Interest-bearing deposits	631,809	495,867	3,311
Federal funds sold and resell agreements	87,675	85,125	523,725

Total cash and cash equivalents	1,215,779	1,237,331	1,281,529

Securities held to maturity, at amortized cost	6,755	6,948	7,772
Securities available for sale, at estimated fair value	4,008,486	3,554,529	3,312,373
Trading account securities	16,246	14,552	14,003
Loans, net of unearned discounts	8,778,662	8,844,082	8,012,897
Less: Allowance for possible loan losses	(114,168)	(110,244)	(92,498)

Net loans	8,664,494	8,733,838	7,920,399
Premises and equipment, net	285,751	267,025	221,533
Goodwill	527,197	526,567	526,476
Other intangible assets, net	23,557	24,266	29,910
Cash surrender value of life insurance policies	122,359	121,197	117,506
Accrued interest receivable and other assets	460,570	547,889	362,428

Total assets	$15,331,194	$15,034,142	$13,793,929

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$4,247,458	$4,152,348	$3,790,858
Interest-bearing deposits	7,785,673	7,356,589	6,937,025

Total deposits	12,033,131	11,508,937	10,727,883

Federal funds purchased and repurchase agreements	634,475	1,073,279	924,629
Junior subordinated deferrable interest debentures	136,084	136,084	136,084
Other long-term borrowings	486,575	256,577	259,089
Accrued interest payable and other liabilities	237,630	295,738	169,045

Total liabilities	13,527,895	13,270,615	12,216,730

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares issued	602	602	602
Additional paid-in capital	592,159	589,065	580,046
Retained earnings	1,100,030	1,080,160	1,010,257
Accumulated other comprehensive income (loss), net of tax	153,733	137,294	64,374
Treasury stock, 813,579 shares, 820,429 shares and 1,490,246 shares, at cost	(43,225)	(43,594)	(78,080)

Total shareholders’ equity	1,803,299	1,763,527	1,577,199

Total liabilities and shareholders’ equity	$15,331,194	$15,034,142	$13,793,929

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Total shareholders’ equity at beginning of period	$1,763,527	$1,477,088

Cumulative effect of adoption of a new accounting principle on January 1, 2008	—	(240)

Comprehensive income:
Net income	44,982	52,780
Other comprehensive income (loss):
Change in accumulated gain/loss on effective cash flow hedging derivatives of $(8,318) in 2009 and $55,846 in 2008, net of tax effect of $(2,911) in 2009 and $19,546 in 2008	(5,407)	36,300
Change in unrealized gain/loss on securities available for sale of $32,551 in 2009 and $54,192 in 2008, net of reclassification adjustment of $48 in 2008 and tax effect of $11,393 in 2009 and $18,984 in 2008	21,158	35,256
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans of $1,058 in 2009 and $307 and 2008, net of tax effect of $370 in 2009 and $107 in 2008	688	200

Total other comprehensive income	16,439	71,756

Total comprehensive income	61,421	124,536

Stock option exercises (6,850 shares in 2009 and 488,250 shares in 2008)	215	15,017
Stock compensation expense recognized in earnings	3,024	2,374
Tax benefits related to stock compensation, includes excess tax benefits of $64 in 2009 and $3,712 in 2008	70	3,873
Purchase of treasury stock (403,764 shares in 2008)	—	(21,889)
Cash dividends ($0.42 per share in 2009 and $0.40 per share in 2008)	(24,958)	(23,560)

Total shareholders’ equity at end of period	$1,803,299	$1,577,199

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$44,982	$52,780
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	9,601	4,005
Deferred tax expense (benefit)	(2,181)	175
Accretion of loan discounts	(3,314)	(3,002)
Securities premium amortization (discount accretion), net	345	(94)
Net (gain) loss on securities transactions	—	48
Depreciation and amortization	8,817	8,122
Origination of loans held for sale	(12)	(33,763)
Proceeds from sales of loans held for sale	31	21,678
Net (gain) loss on sale of loans held for sale and other assets	256	(898)
Stock-based compensation expense	3,024	2,374
Tax benefits from stock-based compensation	6	161
Excess tax benefits from stock-based compensation	(64)	(3,712)
Earnings on life insurance policies	(1,273)	(1,275)
Net change in:
Trading account securities	(1,694)	(2,090)
Accrued interest receivable and other assets	77,238	(42,875)
Accrued interest payable and other liabilities	(63,953)	17,083

Net cash from operating activities	71,809	18,717

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	193	352
Securities available for sale:
Purchases	(599,011)	(618,473)
Sales	—	599,006
Maturities, calls and principal repayments	177,260	168,393
Net change in loans	59,764	(235,156)
Net cash paid in acquisitions	(750)	(33)
Proceeds from sales of premises and equipment	1	184
Purchases of premises and equipment	(23,959)	(6,888)
Benefits received on life insurance policies	111	—
Proceeds from sales of repossessed properties	2,321	1,018

Net cash from investing activities	(384,070)	(91,597)

Financing Activities:
Net change in deposits	524,194	198,210
Net change in short-term borrowings	(438,804)	(8,443)
Proceeds from long-term borrowings	230,000	—
Principal payments on long-term borrowings	(2)	(5,150)
Proceeds from stock option exercises	215	15,017
Excess tax benefits from stock-based compensation arrangements	64	3,712
Purchase of treasury stock	—	(21,889)
Cash dividends paid	(24,958)	(23,560)

Net cash from financing activities	290,709	157,897

Net change in cash and cash equivalents	(21,552)	85,017
Cash and equivalents at beginning of period	1,237,331	1,196,512

Cash and equivalents at end of period	$1,215,779	$1,281,529

Supplemental disclosures:
Cash paid for interest	$29,748	$52,221
Cash paid for income taxes	38	1,775

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Notes to Consolidated Financial Statements

(Table amounts are stated in thousands, except for share and per share amounts)

Note 1 - Significant Accounting Policies

Nature of Operations. Cullen/Frost Bankers, Inc. (Cullen/Frost) is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries, a broad array of products and services throughout numerous Texas markets. In addition to general commercial and consumer banking, other products and services offered include trust and investment management, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing.

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 3, 2009 (the “2008 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the three months ended March 31, 2009 and 2008 is reported in the accompanying consolidated statements of changes in shareholders’ equity.

Earnings Per Share. Effective January 1, 2009, the Corporation adopted Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards and deferred stock units are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by SFAS 128, “Earnings Per Share.” All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
U.S. government agencies and corporations	$5,755	$106	$2	$5,859	$5,948	$60	$60	$5,948
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$6,755	$106	$2	$6,859	$6,948	$60	$60	$6,948

Securities Available for Sale:
U. S. Treasury	$24,979	$19	$—	$24,998	$24,927	$72	$—	$24,999
U. S. government agencies and corporations	2,560,793	85,220	40	2,645,973	2,495,596	65,558	283	2,560,871
States and political subdivisions	1,255,966	41,690	6,711	1,290,945	908,793	26,823	4,543	931,073
Other	46,570	—	—	46,570	37,586	—	—	37,586

Total	$3,888,308	$126,929	$6,751	$4,008,486	$3,466,902	$92,453	$4,826	$3,554,529

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. Securities with a carrying value totaling $2.0 billion at March 31, 2009 and $2.5 billion at December 31, 2008 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2009	2008
Proceeds from sales	$—	$599,006
Gross realized gains	—	5,104
Gross realized losses	—	5,152

As of March 31, 2009, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
U.S. government agencies and corporations	$1,555	$2	$72	$—	$1,627	$2

Available for Sale
U.S. government agencies and corporations	$1,883	$32	$2,626	$8	$4,509	$40
States and political subdivisions	406,503	5,410	26,163	1,301	432,666	6,711

Total	$408,386	$5,442	$28,789	$1,309	$437,175	$6,751

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of March 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

Note 3 - Loans

Loans were as follows:

	March 31, 2009	Percentage of Total	December 31, 2008	Percentage of Total	March 31, 2008	Percentage of Total
Commercial and industrial:
Commercial	$3,878,789	44.2%	$3,950,648	44.7%	$3,583,588	44.7%
Leases	202,239	2.3	205,290	2.3	189,719	2.4
Asset-based	90,314	1.0	85,865	1.0	37,261	0.5

Total commercial and industrial	4,171,342	47.5	4,241,803	48.0	3,810,568	47.6

Real estate:
Construction:
Commercial	716,117	8.2	755,704	8.6	635,496	7.9
Consumer	53,472	0.6	55,947	0.6	61,101	0.8
Land:
Commercial	334,212	3.8	346,591	3.9	396,759	4.9
Consumer	1,664	—	1,716	—	2,189	0.1
Commercial mortgages	2,293,317	26.1	2,250,442	25.5	2,001,059	25.0
1-4 family residential mortgages	80,374	0.9	79,446	0.9	96,978	1.2
Home equity and other consumer	720,579	8.2	707,974	8.0	607,513	7.5

Total real estate	4,199,735	47.8	4,197,820	47.5	3,801,095	47.4

Consumer:
Indirect	1,065	—	1,186	—	1,805	—
Student loans held for sale	28,979	0.3	28,889	0.3	75,084	0.9
Other	343,164	4.0	348,455	3.9	323,143	4.1
Other	60,607	0.7	53,662	0.6	29,927	0.4
Unearned discounts	(26,230)	(0.3)	(27,733)	(0.3)	(28,725)	(0.4)

Total loans	$8,778,662	100.0%	$8,844,082	100.0%	$8,012,897	100.0%

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2009, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2009 or December 31, 2008.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $114.2 million at March 31, 2009 and $65.2 million at December 31, 2008. Accruing loans past due more than 90 days totaled $25.0 million at March 31, 2009 and $19.8 million at December 31, 2008.

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

Impaired loans were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Balance of impaired loans with no allocated allowance	$60,394	$38,095	$20,139
Balance of impaired loans with an allocated allowance	45,702	20,849	2,204

Total recorded investment in impaired loans	$106,096	$58,944	$22,343

Amount of the allowance allocated to impaired loans	$13,699	$8,188	$1,159

The impaired loans included in the table above were primarily comprised of collateral dependent commercial and commercial real estate loans. The average recorded investment in impaired loans was $82.5 million during the three months ended March 31, 2009 and $19.7 million for the three months ended March 31, 2008. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended March 31,
	2009	2008
Balance at the beginning of the period	$110,244	$92,339
Provision for possible loan losses	9,601	4,005
Net charge-offs:
Losses charged to the allowance	(7,560)	(6,666)
Recoveries of loans previously charged off	1,883	2,820

Net charge-offs	(5,677)	(3,846)

Balance at the end of the period	$114,168	$92,498

Note 5 - Other Intangible Assets

Goodwill. Goodwill totaled $527.2 million at March 31, 2009 and $526.6 million at December 31, 2008. The increase in goodwill was related to purchase accounting adjustments related to the acquisition of a Dallas-based insurance agency on March 1, 2009.

Other Intangible Assets. Other intangible assets totaled $23.6 million at March 31, 2009 including $19.8 million related to core deposits, $3.1 million related to customer relationships and $620 thousand related to non-compete agreements. Other intangible assets totaled $24.3 million at December 31, 2008 including $21.3 million related to core deposits, $2.5 million related to customer relationships and $515 thousand related to non-compete agreements. The changes in intangibles related to customer relationships and non-compete agreements, net of amortization, were related to the aforementioned acquisition.

Amortization expense related to intangible assets totaled $1.8 million and $2.0 million during the three months ended March 31, 2009 and 2008. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2009 is as follows:

Remainder of 2009	$4,690
2010	4,985
2011	4,169
2012	3,405
2013	2,669
Thereafter	3,639

$23,557

Note 6 - Deposits

Deposits were as follows:

	March 31, 2009	Percentage of Total	December 31, 2008	Percentage of Total	March 31, 2008	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$3,771,136	31.3%	$3,593,390	31.2%	$3,417,945	31.9%
Correspondent banks	378,940	3.2	468,632	4.1	328,683	3.0
Public funds	97,382	0.8	90,326	0.8	44,230	0.4

Total non-interest-bearing demand deposits	4,247,458	35.3	4,152,348	36.1	3,790,858	35.3

Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,952,147	16.2	1,898,303	16.5	1,666,056	15.6
Money market accounts	3,789,603	31.5	3,543,487	30.8	3,528,124	32.9
Time accounts under $100,000	765,229	6.4	884,214	7.7	600,030	5.6
Time accounts of $100,000 or more	929,598	7.7	633,972	5.5	764,043	7.1
Public funds	349,096	2.9	396,613	3.4	378,772	3.5

Total interest-bearing deposits	7,785,673	64.7	7,356,589	63.9	6,937,025	64.7

Total deposits	$12,033,131	100.0%	$11,508,937	100.0%	$10,727,883	100.0%

At March 31, 2009 and December 31, 2008, interest-bearing public funds deposits included $171.5 million and $215.9 million in savings and interest checking accounts, $85.1 million and $116.1 million in money market accounts, $4.3 million and $4.1 million in time accounts under $100 thousand and $88.2 million and $60.5 million in time accounts of $100 thousand or more.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Such deposits totaled $171.9 million and $62.7 million at March 31, 2009 and December 31, 2008. Deposits from foreign sources, primarily Mexico, totaled $688.4 million at March 31, 2009 and $653.4 million at December 31, 2008.

Note 7 - Borrowed Funds

In January 2009, the Corporation borrowed an aggregate of $230 million in three separate variable-rate Federal Home Loan Bank (FHLB) advances (one $30 million advance and two $100 million advances). Each of the advances bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.36%, payable quarterly in January, April, July and October commencing in April 2009. Principal payments on the advances are due upon maturity in January 2019; however, the advances are redeemable at the option of the Corporation at any time. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.

The weighted-average rate on the advances was 1.54% at March 31, 2009. Concurrent with the advances, the Corporation entered into three separate interest rate swap transactions that effectively fix the interest rates on the advances at a weighted-average rate of 2.85%. See Note 10 - Derivative Financial Instruments for additional information related to the interest rate swaps.

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.5 billion at March 31, 2009 and $4.8 billion at December 31, 2008.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $276.9 million at March 31, 2009 and $288.4 million at December 31, 2008.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The Corporation had deferred standby letter of credit fees totaling $1.3 million at March 31, 2009 and $1.4 million at December 31, 2008, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.1 million and $4.6 million for the three months ended March 31, 2009 and 2008. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2008. See the 2008 Form 10-K for information regarding these commitments.

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $132 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $60 million of the Corporation’s aggregate $150 million of 6.875% subordinated notes payable (of which the permissible portion decreases 20% per year during the final five years of the term of the notes) and a permissible portion of the allowance for possible loan losses. The Corporation’s aggregate $100 million of 5.75% fixed-to-floating rate subordinated notes are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2009
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,515,982	12.98%	$934,068	8.00%	N/A	N/A
Frost Bank	1,443,317	12.37	933,308	8.00	$1,166,635	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,241,814	10.64	467,034	4.00	N/A	N/A
Frost Bank	1,269,149	10.88	466,654	4.00	699,981	6.00
Leverage Ratio
Cullen/Frost	1,241,814	8.70	570,761	4.00	N/A	N/A
Frost Bank	1,269,149	8.91	570,027	4.00	712,533	5.00

December 31, 2008
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,489,046	12.58%	$946,579	8.00%	N/A	N/A
Frost Bank	1,392,351	11.78	945,853	8.00	$1,182,316	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,218,802	10.30	473,289	4.00	N/A	N/A
Frost Bank	1,222,107	10.34	472,926	4.00	709,389	6.00
Leverage Ratio
Cullen/Frost	1,218,802	8.80	554,281	4.00	N/A	N/A
Frost Bank	1,222,107	8.83	553,796	4.00	692,245	5.00

Cullen/Frost believes that, as of March 31, 2009, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of March 31, 2009, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At March 31, 2009, Frost Bank could pay aggregate dividends of up to $238.6 million to Cullen/Frost without prior regulatory approval.

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

Interest Rate Derivatives. The Corporation utilizes interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of its customers. The Corporation’s objectives for utilizing these derivative instruments is described below:

The Corporation has entered into certain interest rate swap contracts that are matched to specific fixed-rate commercial loans or leases that the Corporation has entered into with its customers. These contracts have been designated as hedging instruments to hedge the risk of changes in the fair value of the underlying commercial loan/lease due to changes in interest rates. The related contracts are structured so that the notional amounts reduce over time to generally match the expected amortization of the underlying loan/lease.

The Corporation has entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. The desired constant yield is 7.559% in the case of the first contract (underlying loan pool totaling $650.0 million carrying an interest rate equal to Prime), 8.059% in the case of the second contract (underlying loan pool totaling $230.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points) and 8.559% in the case of the third contract (underlying loan pool totaling $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points). Under the swaps, the Corporation will receive a fixed interest rate of 7.559% and pay a variable interest rate equal to the daily Federal Reserve Statistical Release H-15 Prime Rate (“Prime”), with monthly settlements.

The Corporation has entered into an interest rate swap contract on junior subordinated deferrable interest debentures with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on the Corporation’s $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout the five-year period beginning in December 2008 and ending in December 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap, the Corporation will pay a fixed interest rate of 5.47% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements.

During the first quarter of 2009, the Corporation entered into three interest rate swap contracts on FHLB advances with a total notional amount of $230.0 million. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the forty quarterly interest payments on each of the Corporation’s variable-rate (three-month LIBOR plus a margin of 0.36%) FHLB advances which, in the aggregate, total $230 million throughout the forty quarterly periods beginning in January 2009 and ending in January 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swaps, the Corporation will pay a weighted-average fixed interest rate of 2.85% and receive a variable interest rate of three-month LIBOR plus a margin of 0.36% on a total notional amount of $230.0 million, with quarterly settlements

The Corporation has entered into certain interest rate swap, cap and floor contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Corporation enters into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customer to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2009 and December 31, 2008 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	March 31, 2009		December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$151,272	$(14,555)	$157,835	$(15,777)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	1,200,000	175,509	1,200,000	191,087
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(9,924)	120,000	(10,316)
Interest rate swaps on FHLB advances	230,000	6,107	—	—

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	575,901	56,325	587,540	61,248
Commercial loan/lease interest rate swaps	575,901	(56,325)	587,540	(61,248)
Commercial loan/lease interest rate caps	23,894	569	4,236	1
Commercial loan/lease interest rate caps	23,894	(569)	4,236	(1)
Commercial loan/lease interest rate floors	3,894	84	4,236	95
Commercial loan/lease interest rate floors	3,894	(84)	4,236	(95)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.85%	0.69%
Cash flow hedge interest rate swaps on variable-rate loans	3.25	7.56
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	2.81
Cash flow hedge interest rate swaps on FHLB advances	2.85	1.54
Non-hedging interest rate swaps	5.08	5.08

The weighted-average strike rates for interest rate caps and floors outstanding at March 31, 2009 were as follows:

Non-hedging commercial loan/lease interest rate caps	3.17%
Non-hedging commercial loan/lease interest rate floors	3.29

Commodity Derivatives. The Corporation enters into commodity swaps and option contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a commodity swap or option contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices.

The notional amounts and estimated fair values of commodity derivative positions outstanding are presented in the following table. The Corporation obtains dealer quotations to value its commodity derivative positions.

	Notional Units	March 31, 2009		December 31, 2008
		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	170	$1,301	153	$2,268
Oil	Barrels	170	(1,261)	153	(2,230)
Natural gas	MMBTUs	1,245	3,218	1,640	1,642
Natural gas	MMBTUs	1,245	(3,178)	1,640	(1,590)

Non-hedging commodity options:
Oil	Barrels	884	4,089	1,184	23,295
Oil	Barrels	884	(4,089)	1,184	(23,268)
Natural gas	MMBTUs	4,980	4,324	4,300	2,656
Natural gas	MMBTUs	4,980	(4,324)	4,300	(2,656)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2009 and December 31, 2008.

Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows are included in interest income on loans. Net cash flows from the interest rate swap on junior subordinated deferrable interest debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on junior subordinated deferrable interest debentures. Net cash flows from interest rate swaps on FHLB advances designated as hedging instruments in effective hedges of cash flows are included in interest expense on other long-term borrowings. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2009	2008
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,468)	$(714)
Amount of loss included in other non-interest expense	2	4

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2009	2008
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$12,952	$4,432
Amount of gain (loss) recognized in other comprehensive income	(2,803)	60,278

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	609	—
Amount of gain (loss) recognized in other comprehensive income	48	—

Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to interest expense on other long-term borrowings	672	—
Amount of gain (loss) recognized in other comprehensive income	6,108	—

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $110.6 million at March 31, 2009 and $116.0 million at December 31, 2008.

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were not significant during any of the reported periods. As stated above, the Corporation enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Corporation simultaneously enters into an offsetting derivative contract with a third party. The Corporation recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Corporation acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations.

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows:

	Three Months Ended March 31,
	2009	2008
Non-hedging interest rate derivatives:
Other non-interest income	$157	$613

Non-hedging commodity derivatives:	112	46
Other non-interest income

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee. The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty, while the Corporation’s credit exposure on commodity swaps/options is limited to the net favorable value of all swaps/options by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Corporation’s derivative contracts.

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $56.4 million at March 31, 2009. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties was approximately $3.5 million at March 31, 2009. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $20.4 million at March 31, 2009. At such date, the Corporation also had the right to reclaim $9.1 million in cash collateral on deposit with other financial institution counterparties.

Note 11 - Earnings Per Common Share

Earnings per common share is computed using the two-class method prescribed by SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested stock awards and deferred stock units, though no actual shares of common stock related to deferred stock units have been issued. Non-vested stock awards and deferred stock units are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2009	2008
Distributed earnings allocated to common stock	$24,859	$23,467
Undistributed earnings allocated to common stock	19,946	29,103

Net earnings allocated to common stock	$44,805	$52,570

Weighted-average shares outstanding	59,417,559	58,771,114
Less: Participating securities included in weighted average shares outstanding	(229,000)	(233,100)

Weighted-average shares outstanding for basic earnings per common share	59,188,559	58,538,014
Dilutive effect of stock compensation	75,434	413,388

Weighted-average shares outstanding for diluted earnings per common share	59,263,993	58,951,402

Note 12 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

	Shares Available for Grant	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2009	963,825	229,000	$52.16	4,272,050	$49.98

Granted	—	—	—	—	—
Stock options exercised	—	—	—	(6,850)	31.41
Stock awards vested	—	—	—	—	—
Forfeited	2,000	—	—	(2,000)	48.85

Balance, March 31, 2009	965,825	229,000	52.16	4,263,200	50.01

During the three months ended March 31, 2009 and 2008, proceeds from stock option exercises totaled $215 thousand and $15.0 million. During the three months ended March 31, 2009, all of the shares issued in connection with stock option exercises were issued from available treasury stock.

Stock-based compensation expense totaled $3.0 million and $2.4 million during the three months ended March 31, 2009 and 2008. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $19.8 million at March 31, 2009, while unrecognized stock-based compensation expense related to non-vested stock awards totaled $6.4 million at March 31, 2009.

Note 13 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2009	2008
Expected return on plan assets, net of expenses	$(2,282)	$(2,310)
Interest cost on projected benefit obligation	1,993	1,936
Net amortization and deferral	1,058	307

Net periodic benefit cost	$769	$(67)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2009. The Corporation does not expect to make any contributions during the remainder of 2009.

Note 14 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,
	2009	2008
Current income tax expense	$17,595	$23,108
Deferred income tax expense (benefit)	(2,181)	175

Income tax expense as reported	$15,414	$23,283

Effective tax rate	$25.5%	$30.6%

Net deferred tax liabilities totaled $67.9 million at March 31, 2009 and $61.3 million at December 31, 2008. No valuation allowance was recorded against deferred tax assets at March 31, 2009 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

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

Note 15 - Operating Segments

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2009	$177,657	$24,748	$(2,909)	$199,496
March 31, 2008	174,647	28,966	(3,505)	200,108

Net income (loss):
Three months ended:
March 31, 2009	$44,955	$2,225	$(2,198)	$44,982
March 31, 2008	49,436	6,263	(2,919)	52,780

Note 16 - Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. SFAS 157, “Fair Value Measurements,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the 2008 Form 10-K.

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury	$—	$24,998	$—	$24,998
U.S. government agencies and corporations	—	2,645,973	—	2,645,973
States and political subdivisions	—	1,290,945	—	1,290,945
Other	—	46,570	—	46,570
Trading account securities:
U.S. Treasury	14,756	—	—	14,756
States and political subdivisions	—	1,414	—	1,414
Other	76	—	—	76
Derivative assets	—	251,526	—	251,526
Derivative liabilities	—	94,309	—	94,309

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the first quarter of 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $6.1 million were reduced by specific valuation allowance allocations totaling $1.4 million to a total reported fair value of $4.7 million based on collateral valuations utilizing Level 2 valuation inputs.

Non-Financial Assets and Non-Financial Liabilities: Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

During the first quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $3.3 million (utilizing Level 2 valuation inputs) during the three months ended March 31, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Corporation recognized charge-offs of the allowance for possible loan losses totaling $1.7 million. Other than foreclosed assets measured at fair value upon initial recognition, no foreclosed assets were remeasured at fair value during the three months ended March 31, 2009.

Note 17 - New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 became effective for the Corporation on January 1, 2009 and the required disclosures are reported in Note 10 - Derivative Financial Instruments.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009. See Note 1 - Significant Accounting Policies.

FSP No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. The Corporation adopted the provisions of FSP 157-4 during the first quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact the Corporation’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 did not significantly impact the Corporation’s financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Corporation’s interim financial statements beginning with the second quarter of 2009.

FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Corporation acquires in business combinations occurring after January 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in the 2008 Form 10-K. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies” and “Allowance for Possible Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Form 10-K. There have been no significant changes in the Corporation’s application of critical accounting policies related to the allowance for possible loan losses since December 31, 2008.

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

Results of Operations

Net income totaled $45.0 million, or $0.76 diluted per common share, for the three months ended March 31, 2009 compared to $52.8 million, or $0.89 diluted per common share, for the three months ended March 31, 2008 and $53.0 million, or $0.89 diluted per common share, for the three months ended December 31, 2008.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Taxable-equivalent net interest income	$137,733	$143,707	$134,767
Taxable-equivalent adjustment	8,101	5,626	4,887

Net interest income	129,632	138,081	129,880
Provision for possible loan losses	9,601	8,550	4,005

Net interest income after provision for possible loan losses	120,031	129,531	125,875
Non-interest income	69,864	69,198	70,228
Non-interest expense	129,499	123,543	120,040

Income before income taxes	60,396	75,186	76,063
Income taxes	15,414	22,223	23,283

Net income	$44,982	$52,963	$52,780

Earnings per common share - basic	$0.76	$0.89	$0.90
Earnings per common share - diluted	0.76	0.89	0.89
Dividends per common share	0.42	0.42	0.40

Return on average assets	1.23%	1.47%	1.59%
Return on average equity	10.33	12.79	13.89
Average shareholder’s equity to average total assets	11.87	11.48	11.66

Net income for the three months ended March 31, 2009 decreased $7.8 million, or 14.8%, compared to the same period in 2008. The decrease was primarily the result of a $9.5 million increase in non-interest expense, a $5.6 million increase in the provision for possible loan losses, a $364 thousand decrease in non-interest income and a $248 thousand decrease in net interest income partly offset by an $7.9 million decrease in income tax expense.

Net income for the first quarter of 2009 decreased $8.0 million, or 15.1%, from the fourth quarter of 2008. The decrease was primarily the result of an $8.4 million decrease in net interest income, a $6.0 million increase in non-interest expense and a $1.1 million increase in the provision for possible loan losses partly offset by a $6.8 million decrease in income tax expense and a $666 thousand increase in non-interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 65.0% of total revenue during the first three months of 2009. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis in the fourth quarter to end the year at 3.25%. During the first quarter of 2009, the prime interest rate did not change ending the quarter at 3.25%. The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis in the fourth quarter to end the year at 0.25%. During the first quarter of 2009, the federal funds rate did not change ending the quarter at 0.25%.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively convert certain floating rate loans and borrowings into fixed rate instruments for a period of time (see Note 10—Derivative Financial Instruments). As a result, the Corporation’s balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Corporation currently believes it is reasonably possible the federal funds rate and the prime interest rate will remain at the current, historically-low levels for the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation’s control. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	First Quarter 2009 vs. Fourth Quarter 2008	First Quarter 2009 vs. First Quarter 2008
Due to changes in average volume	$4,917	$14,432
Due to changes in average interest rates	(7,767)	(9,985)
Due to difference in the number of days in each of the comparable periods	(3,124)	(1,481)

Total change	$(5,974)	$2,966

Taxable-equivalent net interest income for the three months ended March 31, 2009 increased $3.0 million, or 2.2%, compared to the same period in 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin and the effect of a decrease in the number of days in the first quarter of 2009 due to leap year in 2008. The average volume of interest-earning assets for the first quarter of 2009 increased $1.3 billion compared to the same period in 2008. Over the same time frame, the net interest margin decreased 34 basis points from 4.67% in 2008 to 4.33% in 2009. Taxable-equivalent net interest income for the first quarter of 2009 included 90 days compared to 91 days for the first quarter of 2008. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first quarter of 2008. Excluding the impact of the additional day during the first quarter of 2008 results in an effective increase in taxable-equivalent net interest income of approximately $4.4 million during the first quarter of 2009 compared to the same period in 2008. This effective increase was the result of the aforementioned increase in the average volume of interest-earning assets. The net interest margin decreased during the first quarter of 2009 compared to the same period in 2008 primarily due to the decrease in market interest rates discussed above. As a result of the decrease in market interest rates, the average yield on interest-earning assets decreased 115 basis points from 6.25% during the first quarter of 2008 to 5.10% during the first quarter of 2009, while the average cost of funds decreased 114 basis points from 2.25% during the first quarter of 2008 to 1.11% during the first quarter of 2009. The effect of lower average market interest rates on the average yield on interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for the first quarter of 2009 decreased $6.0 million, or 4.2%, from the fourth quarter of 2008. The decrease primarily resulted from a decrease in the net interest margin partly offset by an increase in the average volume of interest-earning assets. The net interest margin decreased 27 basis points from 4.60% in the fourth quarter of 2008 to 4.33% in the first quarter of 2009. The decrease in the net interest margin was primarily due to a decrease in average market interest rates. The average volume of interest-earning assets for the first quarter of 2009 increased $506.7 million compared to the fourth quarter of 2008. Taxable-equivalent net interest income for the first quarter of 2009 was also impacted by a decrease in the number of days compared to the fourth quarter of 2008. Taxable-equivalent net interest income for the fourth quarter of 2008 included 92 days compared to 90 days for the first quarter of 2009. The additional days added approximately $3.1 million to taxable-equivalent net interest income during the fourth quarter of 2008. Excluding the impact of the additional days during the fourth quarter of 2008 results in an effective decrease in taxable-equivalent net interest income of approximately $2.9 million during the first quarter of 2009 which was primarily related to the aforementioned decrease in the net interest margin and the offsetting effect of the increase in average earning assets.

The average yield on interest-earning assets totaled 5.10% during the first quarter of 2009 compared to 6.25% during the first quarter of 2008 and 5.54% during the fourth quarter of 2008. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates decreased to historically low levels during 2008 and remained at those levels during the first quarter of 2009. The average volume of loans increased $891.1 million and $96.7 million during the first quarter of 2009 compared to the first and fourth quarters of 2008, respectively. Loans made up approximately 68.1% of average interest-earning assets during the first quarter of 2009 compared to 68.2% during the first quarter of 2008 and 70.1% during the fourth quarter of 2008. The average yield on loans was 5.05% during the first quarter of 2009 compared to 6.75% during the first quarter of 2008 and 5.81% during the fourth quarter of 2008. The average volume of securities increased $312.3 million and $417.4 million during the first quarter of 2009 compared to the first and fourth quarters of 2008, respectively. Securities made up approximately 28.8% of average interest-earning assets during the first quarter of 2009 compared to 29.4% during the first quarter of 2008 and 26.6% during the fourth quarter of 2008. The average yield on securities was 5.74% during the first quarter of 2009 compared to 5.34% during the first quarter of 2008 and 5.46% during the fourth quarter of 2008. The increase in the average yield on securities during 2009 compared to the first and fourth quarters of 2008 resulted as the Corporation had a larger proportion of securities invested in higher-yielding, tax-exempt municipal securities. Average federal funds sold, resell agreements and interest-bearing deposits during the first quarter of 2009 increased $133.3 million compared to the first quarter of 2008 and decreased $7.4 million compared to the fourth quarter of 2008. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 3.1% of average interest-earning assets during the first quarter of 2009 compared to 2.4% during the first quarter of 2008 and 3.3% during the fourth quarter of 2008. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.38% during the first quarter of 2009 compared to 3.25% during the first quarter of 2008 and 0.48% during the fourth quarter of 2008.

Average deposits increased $1.1 billion and $548.6 million during the first quarter of 2009 compared to the first and fourth quarters of 2008, respectively. Average interest-bearing deposits for the first quarter of 2009 increased $610.1 million and $380.6 million compared to the first and fourth quarters of 2008, respectively. The ratio of average interest-bearing deposits to total average deposits was 65.3% for the first quarter of 2009 compared to 66.2% and 65.1% during the first and fourth quarters of 2008, respectively. The average cost of interest-bearing deposits and total deposits was 0.90% and 0.59% during the first quarter of 2009 compared to 2.02% and 1.33% during the first quarter of 2008 and 1.20% and 0.78% during the fourth quarter of 2008. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.99% during the first quarter of 2009 compared to 4.00% and 4.20% during the first and fourth quarters of 2008, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 10 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $9.6 million for the first quarter of 2009 compared to $8.6 million for the fourth quarter of 2008 and $4.0 million for the first quarter of 2008. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Trust fees	$15,969	$17,483	$18,282
Service charges on deposit accounts	24,910	23,697	19,593
Insurance commissions and fees	10,751	6,470	11,158
Other charges, commissions and fees	6,762	8,407	6,931
Net gain (loss) on securities transactions	—	(133)	(48)
Other	11,472	13,274	14,312

Total	$69,864	$69,198	$70,228

Total non-interest income for the three months ended March 31, 2009 decreased $364 thousand, or 0.5%, compared to the same period in 2008 and increased $666 thousand, or 1.0%, compared to the fourth quarter of 2008. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three months ended March 31, 2009 decreased $2.3 million, or 12.7%, compared to the same period in 2008. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first three months of 2009. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The $2.3 million decrease in trust fee income during the three months ended March 31, 2009 compared to the same period in 2008 was primarily the result of decreases in investment fees (down $1.6 million), oil and gas trust management fees (down $566 thousand) and custody fees (down $220 thousand). These decreases were partly offset by an increase in estate fees (up $178 thousand). The decrease in investment and custody fees was primarily due to the general decline in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the first quarter of 2009 have been significantly lower on average compared to the first quarter of 2008. Nonetheless, the Corporation has been successful with business development activities and customer retention, which has helped dampen the effect of the recent market correction in equity valuations.

Trust fee income for the first quarter of 2009 decreased $1.5 million, or 8.7%, from the fourth quarter of 2008. The decrease was primarily due to decreases in oil and gas trust management fees (down $943 thousand) and estate fees (down $464 thousand).

At March 31, 2009, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (45.5% of trust assets), equity securities (30.6% of trust assets) and cash equivalents (16.4% of trust assets). The estimated fair value of trust assets was $21.3 billion (including managed assets of $9.7 billion and custody assets of $11.6 billion) at March 31, 2009, compared to $21.7 billion (including managed assets of $9.9 billion and custody assets of $11.8 billion) at December 31, 2008 and $24.4 billion (including managed assets of $10.5 billion and custody assets of $13.9 billion) at March 31, 2008.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2009 increased $5.3 million, or 27.1%, compared to the same period in 2008. The increase is due to service charges on commercial accounts (up $5.2 million). The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because average market interest rates are lower compared to the first quarter of 2008, deposit balances have become less valuable and are yielding a lower earnings credit rate. As a result, customers are paying for more of their services through fees rather than with earning credits applied to their deposit balances.

Service charges on deposit accounts for the first quarter of 2009 increased $1.2 million, or 5.1%, compared to the fourth quarter of 2008. The increase was primarily due to an increase in service charges on commercial accounts (up $2.8 million). The increased treasury management fees resulted primarily from a lower earnings credit rate. This increase was partly offset by a decrease in overdraft/insufficient funds charges on consumer accounts (down $1.3 million). The decline in overdraft/insufficient funds charges on consumer accounts was partly seasonal in nature.

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2009 decreased $407 thousand, or 3.6%, compared to the same period in 2008. The decrease is related to a decrease in commission income (down $427 thousand). The decline in commission income was partly due to normal variation in the market demand for insurance products.

Insurance commissions and fees include contingent commissions totaling $3.3 million during both the three months ended March 31, 2009 and 2008. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.8 million and $3.0 million during the three months ended March 31, 2009 and 2008. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $531 thousand and $285 thousand during the three months ended March 31, 2009 and 2008.

Insurance commissions and fees for the first quarter of 2009 increased $4.3 million, or 66.2%, compared to the fourth quarter of 2008. The increase was primarily due to the seasonal increase in contingent commissions (up $3.2 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the first quarter of 2009 increased $1.0 million compared to the fourth quarter of 2008 primarily due to normal variation in the timing of renewals and the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2009 decreased $169 thousand, or 2.4%, compared to the same period in 2008. The decrease was primarily related to decreases in commission income related to the sale of mutual funds (down $408 thousand), commission income related to the sale of money market accounts (down $305 thousand) and receivables factoring income (down $236 thousand). These decreases were partly offset by an increase in mutual fund management fees related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation (up $507 thousand), letter of credit fees (up $231 thousand) and loan processing fees (up $189 thousand).

Other charges, commissions and fees for the first quarter of 2009 decreased $1.6 million, or 19.6%, compared to the fourth quarter of 2008. The decrease was primarily due to decreases in investment banking fees related to corporate advisory services (down $763 thousand), and commission income related to the sale of money market accounts (down $420 thousand) as well as decreases in various other categories of service charges. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

Net Gain/Loss on Securities Transactions. No securities were sold during the three months ended March 31, 2009. The Corporation sold available-for-sale securities with an amortized cost totaling $599.1 million during the three months ended March 31, 2008. The Corporation realized a net loss of $48 thousand on the 2008 sales. The securities sales during the first quarter of 2008 were related to a restructuring of the Corporation’s securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime rate. The proceeds from the sales were reinvested in longer-term securities with higher yields.

Other Non-Interest Income. Other non-interest income decreased $2.8 million, or 19.8%, for the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily related to decreases in sundry income from various miscellaneous items (down $1.1 million), earnings on cashier check balances (down $782 thousand), gains on the sale of student loans (down $743 thousand) and decreases in income from securities trading and customer derivative activities (down $503 thousand). These decreases were partly offset by increases in income from check card activity (up $399 thousand) and mineral interest income (up $212 thousand).

During the first quarter of 2008, sundry income from various miscellaneous items included $1.9 million related to the partial redemption of shares received from the VISA, Inc. initial public offering resulting from the Corporation’s membership interest in VISA USA. A portion of the shares allocated to the Corporation in the initial public offering were withheld to cover the costs and liabilities associated with certain litigation for which the Corporation, based on its prior proportionate membership interest in VISA USA, is obligated to indemnify VISA under its indemnification agreement with VISA USA. The Corporation accrued $548 thousand in connection with its obligations under the indemnification agreement during the fourth quarter of 2007. Since a portion of the shares allocated to the Corporation in the initial public offering were withheld, the Corporation was not required to make any cash payments related to the indemnification agreement. As such, the indemnification accrual related to certain pending litigation was reversed during the first quarter of 2008 and included in the aforementioned $1.9 million of income. The decrease in earnings on cashier check balances was primarily due to a decrease in fees received on balances maintained with the Corporation’s third-party processor as the Corporation began issuing its own cashiers checks during the second quarter of 2008 which resulted in the cashier check balances being maintained in-house by the Corporation.

These balances provide investable funds from which the Corporation derives interest income. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Sales of student loans during the first quarter of 2009 were limited as the Corporation’s student loan servicer could not obtain the necessary funding required to purchase the loans.

Other non-interest income for the first quarter of 2009 decreased $1.8 million, or 13.6%, compared to the fourth quarter of 2008. The decrease was primarily related to decreases in income from securities trading and customer derivative activities (down $1.8 million) and mineral interest income (down $642 thousand). These decreases were partly offset by increases in sundry income from various miscellaneous items (up $676 thousand). The decrease in securities trading and customer derivative activities was primarily related to a decrease in interest-rate swap transaction fees. The decrease in mineral interest income was primarily related to a decrease in bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Salaries and wages	$56,776	$58,468	$55,138
Employee benefits	15,240	10,517	14,113
Net occupancy	10,690	10,384	9,647
Furniture and equipment	10,363	10,010	8,950
Deposit insurance	4,376	1,785	294
Intangible amortization	1,781	1,929	2,046
Other	30,273	30,450	29,852

Total	$129,499	$123,543	$120,040

Total non-interest expense for the three months ended March 31, 2009 increased $9.5 million, or 7.9%, and $6.0 million, or 4.8%, compared to the first and fourth quarters of 2008, respectively. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three months ended March 31, 2009 increased $1.6 million, or 3.0%, compared to the same period in 2008 and decreased $1.7 million, or 2.9%, compared to the fourth quarter of 2008. The increase from the first quarter of 2008 was primarily related to normal annual merit increases, increases in headcount and an increase in stock-based compensation expense. The increase was partly offset by a decrease in incentive compensation expense (down $2.1 million). The decrease from the fourth quarter of 2008 was primarily related to a decrease in incentive compensation expense (down $2.4 million).

Employee Benefits. Employee benefits for the three months ended March 31, 2009 increased $1.1 million, or 8.0%, compared to the same period in 2008. The increase was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and restoration plans (up $837 thousand) and an increase in medical insurance expense (up $193 thousand).

Employee benefits for the first quarter of 2009 increased $4.7 million, or 44.9%, compared to the fourth quarter of 2008 primarily due to increases in payroll taxes (up $1.8 million), expenses related to the Corporation’s 401(k) and profit sharing plans (up $1.3 million), expenses related to the Corporation’s defined benefit retirement and restoration plans (up $835 thousand) and an increase in medical insurance expense (up $761 thousand). The Corporation generally experiences a decline in payroll taxes during the fourth quarter each year as certain employees reach maximum taxable salary levels and higher levels of payroll taxes and 401(k) plan matching contributions during the first quarter each year due to the annual incentive compensation payments. The increase in medical insurance expense was partly related to the fact that certain accruals for medical expenses were reduced during the fourth quarter of 2008 as a result of lower costs.

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

Net Occupancy. Net occupancy expense for the three months ended March 31, 2009 increased $1.0 million, or 10.8%, compared to the same period in 2008. The increase was primarily related to an increase in lease expense (up $468 thousand) and an increase in utilities (up $170 thousand), as well as increases in various other categories of net occupancy expense. Net occupancy expense for the first quarter of 2009 increased $306 thousand, or 2.9%, compared to the fourth quarter of 2008. The increase was primarily related to an increase in lease expense (up $317 thousand).

Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2009 increased $1.4 million, or 15.8%, compared to the same period in 2008. The increase from the three months ended March 31, 2008 was primarily related to an increase in software amortization expense (up $534 thousand), software maintenance expense (up $528 thousand) and depreciation expense related to furniture and fixtures (up $276 thousand). Furniture and equipment expense for the first quarter of 2009 increased $353 thousand, or 3.5%, compared to the fourth quarter of 2008. The increase was primarily related to service contracts expense (up $187 thousand) and software maintenance expense (up $96 thousand).

Deposit Insurance. Deposit insurance expense totaled $4.4 million for the three months ended March 31, 2009, increasing $4.1 million and $2.6 million from $294 thousand for the three months ended March 31, 2008 and $1.8 million for the three months ended December 31, 2008, respectively. The increases were partly due to the FDIC finalizing a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The increase in deposit insurance expense during the first quarter of 2009 compared to the first quarter of 2008 was also partly related to the Corporation’s utilization of available credits to offset assessments during the first quarter of 2008. The available credits were mostly utilized for assessments through June 30, 2008. The increases were also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250 thousand under the Temporary Liquidity Guaranty Program.

In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions such as Frost Bank will determine the initial base assessment rate using an equally-weighted combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions will range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. Additionally, the FDIC issued an interim rule that may result in a 20 basis point emergency special assessment on June 30, 2009 with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. The Corporation cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Corporation’s control.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2009 decreased $265 thousand, or 13.0%, compared to the same period in 2008 and $148 thousand, or 7.7%, compared to the fourth quarter of 2008. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2009 increased $421 thousand, or 1.4%, compared to the same period in 2008. Significant components of the increase included increases in property taxes on foreclosed assets (up $479 thousand), sub-advisor investment management fees related to Frost Investment Advisors, LLC, which began operations during the second quarter of 2008 (up $476 thousand) and outside computer services expense (up $313 thousand). The increases in these items were partly offset by a decrease in correspondent bank service charge expense (down $292 thousand), professional services expense (down $240 thousand) and depreciation expense on leased property (down $219 thousand). Other non-interest expense for the first quarter of 2009 decreased $177 thousand, or 0.6%, compared to the fourth quarter of 2008. Significant components of the decrease included decreases in advertising/promotions expenses (down $1.1 million), telephone expense (down $254 thousand) and travel expense (down $251 thousand). These decreases were mostly offset by an increase in professional service expense (up $510 thousand), property tax expense on foreclosed assets (up $358 thousand) and Visa check card expense (up $267 thousand).

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and the Financial Management Group (FMG). A description of each business and the methodologies used to measure financial performance is described in Note 15—Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Banking	$44,955	$48,893	$49,436
Financial Management Group	2,225	6,115	6,263
Non-Banks	(2,198)	(2,045)	(2,919)

Consolidated net income	$44,982	$52,963	$52,780

Banking

Net income for the three months ended March 31, 2009 decreased $4.5 million, or 9.1%, compared to the same period in 2008. The decrease was primarily the result of a $5.6 million increase in the provision for possible loan losses and a $4.8 million increase in non-interest expense partly offset by a $5.8 million decrease in income tax expense, a $2.4 million increase in non-interest income and a $1.7 million increase in net interest income.

Net interest income for the three months ended March 31, 2009 increased $1.7 million, or 1.3%, compared to the same period in 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin and the effect of a decrease in the number of days in the first quarter of 2009 due to leap year in 2008. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for the three months ended March 31, 2009 totaled $9.6 million compared to $4.0 million for the same period in 2008. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended March 31, 2009 increased $2.4 million, or 5.1%, compared to the same period in 2008. The increase was primarily due to increases in service charges on deposit accounts and other charges, commissions and fees partly offset by decreases in other non-interest income and insurance commissions and fees. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2009 increased $8.8 million, or 8.9%, compared to the same period in 2008. The increase was primarily related to increases in deposit insurance, salaries and wages, furniture and equipment expense, employee benefits and net occupancy. The increase in deposit insurance was related to an increase in assessment rates as well as the fact that credits were utilized to offset assessments during the first quarter of 2008. The increase in salaries and wages was primarily related to normal, annual merit increases, increases in headcount and an increase in stock-based compensation expense. The increase in furniture and equipment expense was due to increases in software amortization expense, software maintenance expense and depreciation expense related to furniture and fixtures. The increase in employee benefits was primarily related to expenses related to the Corporation’s define benefit retirement and restoration plans and medical insurance expense. The increase in net occupancy was primarily related to increases in lease expense and utilities expense. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $10.9 million during the three months ended March 31, 2009 and $11.3 million during the three months ended March 31, 2008. Insurance commission revenues decreased $408 thousand, or 3.6%, during the three months ended March 31, 2009 compared to the same period in 2008. The decrease is primarily related to a decrease commission income (down $427 thousand) partly offset by an increase in contingent commissions (up $19 thousand). See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three months ended March 31, 2009 decreased $4.0 million, or 64.5%, compared to the same period in 2008. The decrease was primarily due to a $3.0 million decrease in non-interest income, a $2.2 million decrease in net interest income and a $946 thousand increase in non-interest expense partly offset by a $2.2 million decrease in income tax expense.

Net interest income for the three months ended March 31, 2009 decreased $2.2 million, or 39.3%, compared to the same period in 2008. The decrease in net interest income was due to a decrease in the average volume of funds provided due to a decrease in the average volume of FMGs repurchase agreements combined with a decrease in the funds transfer price received for providing those funds.

Non-interest income for the three months ended March 31, 2009 decreased $3.0 million, or 13.1%, compared to the same period in 2008. The decrease was primarily due to a decrease in trust fees (down $2.4 million), other charges, commissions and fees (down $400 thousand) and other non-interest income (down $204 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% of total trust fees for the first three months of 2009. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decrease in trust fee income during the three months ended March 31, 2009 compared to the same period in 2008 was primarily the result of decreases in investment fees, oil and gas trust management fees and custody fees. These decreases were partly offset by an increase in estate fees. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decrease in other charges, commissions and fees during the first quarter of 2009 compared to 2008 was primarily due to decreases in commission income related to the sale of money market accounts, mutual funds and annuities and a decrease brokerage commissions partly offset by an increase in mutual fund management fees related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation.

Non-interest expense for the three months ended March 31, 2009 increased $946 thousand, or 4.9%, compared to the same period in 2008 primarily due to an increase in other non-interest expense (up $604 thousand) and increases in salaries and wages and employee benefits (up $329 thousand on a combined basis). The increase in other non-interest expense was primarily due to sub-advisor costs for Frost Investment Advisors, LLC. The increase in salaries and wages and employee benefits were primarily related to an increase in incentive compensation expense and stock-based compensation expense.

Non-Banks

The net loss for the Non-Banks operating segment for the three months ended March 31, 2009 decreased $721 thousand compared to the same period in 2008 primarily due to a decrease in interest cost on variable-rate borrowings due to a decrease in market rates and a decrease in other non-interest expense.

Income Taxes

The Corporation recognized income tax expense of $15.4 million, for an effective rate of 25.5%, for the three months ended March 31, 2009 compared to $23.3 million, for an effective rate of 30.6%, for the three months ended March 31, 2008. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2009 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

Average assets totaled $14.9 billion for the three months ended March 31, 2009 representing an increase of $1.5 billion, or 11.2%, compared to average assets for the same period in 2008. The increase was primarily reflected in earning assets, which increased $1.3 billion, or 11.5%, during the first quarter of 2009 compared to the first quarter of 2008. The increase in earning assets was primarily due to a $891.1 million, or 11.3%, increase in average loans. Average securities increased $312.3 million, or 9.2%. Total deposits averaged $11.5 billion for the first quarter of 2009, increasing $1.1 billion, or 10.2%, compared to the same period in 2008. Average interest-bearing accounts decreased from 66.2% of average total deposits in 2008 to 65.3% of average total deposits in 2009.

Loans

Loans were as follows as of the dates indicated:

	March 31, 2009	Percent of Total	December 31, 2008	March 31, 2008
Commercial and industrial:
Commercial	$3,878,789	44.2%	$3,950,648	$3,583,588
Leases	202,239	2.3	205,290	189,719
Asset-based	90,314	1.0	85,865	37,261

Total commercial and industrial	4,171,342	47.5	4,241,803	3,810,568

Real estate:
Construction:
Commercial	716,117	8.2	755,704	635,496
Consumer	53,472	0.6	55,947	61,101
Land:
Commercial	334,212	3.8	346,591	396,759
Consumer	1,664	—	1,716	2,189
Commercial real estate mortgages	2,293,317	26.1	2,250,442	2,001,059
1-4 family residential mortgages	80,374	0.9	79,446	96,978
Home equity and other consumer real estate	720,579	8.2	707,974	607,513

Total real estate	4,199,735	47.8	4,197,820	3,801,095

Consumer:
Indirect	1,065	—	1,186	1,805
Student loans held for sale	28,979	0.3	28,889	75,084
Other	343,164	4.0	348,455	323,143
Other	60,607	0.7	53,662	29,927
Unearned discount	(26,230)	(0.3)	(27,733)	(28,725)

Total	$8,778,662	100.0%	$8,844,082	$8,012,897

Loans decreased $65.4 million, or 0.7%, compared to December 31, 2008. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.5% and 48.0% of total loans at March 31, 2009 and December 31, 2008, respectively while real estate loans made up 47.8% and 47.5% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $70.5 million, or 1.7%, during the first quarter of 2009. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $541.7 million at March 31, 2009, increasing $7.7 million, or 1.4%, from $534.1 million at December 31, 2008. At March 31, 2009, 59.7% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans increased $1.9 million during the first quarter of 2009. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.3 billion at March 31, 2009 and represented 79.6% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2009, approximately 58% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

The consumer loan portfolio, including all consumer real estate, increased $5.7 million, or 0.5%, from December 31, 2008. As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	March 31, 2009	December 31, 2008	March 31, 2008
Consumer real estate:
Construction	$53,472	$55,947	$61,101
Land	1,664	1,716	2,189
Home equity loans	312,959	320,220	290,845
Home equity lines of credit	141,151	122,608	93,287
Other consumer real estate	266,469	265,146	223,381

Total consumer real estate	775,715	765,637	670,803
Consumer non-real estate	343,164	348,455	323,143
Student loans held for sale	28,979	28,889	75,084
Indirect	1,065	1,186	1,805
1-4 family residential mortgages	80,374	79,446	96,978

Total consumer loans	$1,229,297	$1,223,613	$1,167,813

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. The Corporation no longer originates 1-4 family mortgage loans and indirect consumer loans. Additionally, during the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Student loans were primarily originated for resale on the secondary market and classified as held for sale.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	March 31, 2009	December 31, 2008	March 31, 2008
Non-accrual loans:
Commercial and industrial	$53,815	$27,123	$12,516
Real estate	53,372	36,764	14,465
Consumer and other	7,046	1,287	1,661
Total non-accrual loans	114,233	65,174	28,642

Foreclosed assets:
Real estate	13,021	12,312	7,305
Other	512	554	639

Total foreclosed assets	13,533	12,866	7,944

Total non-performing assets	$127,766	$78,040	$36,586

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.45%	0.88%	0.46%
Total assets	0.83	0.52	0.27

Accruing past due loans:
30 to 89 days past due	$82,099	$102,053	$53,936
90 or more days past due	25,016	19,751	17,563

Total accruing loans past due	$107,115	$121,804	$71,499

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.94%	1.16%	0.67%
90 or more days past due	0.28	0.22	0.22

Total accruing loans past due	1.22%	1.38%	0.89%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at March 31, 2009 increased $49.7 million from December 31, 2008. In general, the increasing trend in non-performing assets is reflective of the current weak economic conditions. The increase in non-accrual commercial loans was partly related to two credit relationships totaling $23.4 million. Both of these credit relationships were previously reported as potential problem loans. The increase in non-accrual real estate loans was primarily related to land development and 1-4 family residential construction credit relationships. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2009 and December 31, 2008, the Corporation had $39.3 million and $50.2 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At March 31, 2009, potential problem loans consisted of eleven credit relationships. Of the total outstanding balance at March 31, 2009, 28.3% related to two customers in the metal fabrication industry, 26.8% related to a customer in the credit collections industry and 22.3% related to four customers in the real estate lot development/single-family residential construction industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $613 thousand for the three months ended March 31, 2009, compared to $285 thousand for the same period in 2008.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Balance at beginning of period	$110,244	$107,109	$92,339

Provision for possible loan losses	9,601	8,550	4,005

Charge-offs:
Commercial and industrial	(2,894)	(2,613)	(3,758)
Real estate	(2,032)	(2,640)	(1,082)
Consumer and other	(2,634)	(2,636)	(1,826)

Total charge-offs	(7,560)	(7,889)	(6,666)

Recoveries:
Commercial and industrial	489	678	1,161
Real estate	21	628	413
Consumer and other	1,373	1,168	1,246

Total recoveries	1,883	2,474	2,820

Net charge-offs	(5,677)	(5,415)	(3,846)

Balance at end of period	$114,168	$110,244	$92,498

Ratio of allowance for possible loan losses to:
Total loans	1.30%	1.25%	1.15%
Non-accrual loans	99.94	169.15	322.95
Ratio of annualized net charge-offs to average total loans	0.26	0.25	0.20

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

The provision for possible loan losses increased by $5.6 million, or 139.7%, and $1.1 million, or 12.3%, during the three months ended March 31, 2009 compared to the first and fourth quarters of 2008 in part due to higher levels of net charge-offs and an increase in classified loans related to the weaker economic conditions. The weak economic conditions have particularly affected the performance of many of the Corporation’s land development and 1-4 family residential construction credit relationships. Net charge-offs during the first quarter of 2009 increased $1.8 million and $262 thousand compared to the first and fourth quarters of 2008, respectively. Net charge-offs as a percentage of average loans increased 6 basis points during the first quarter of 2009 compared to the first quarter of 2008 and 1 basis point compared to the fourth quarter of 2008. The increase in net charge-offs is reflective of the increase in classified assets related to the deterioration of economic conditions. The ratio of the allowance for possible loan losses to total loans increased five basis points from 1.25% at

December 31, 2008 to 1.30% at March 31, 2009, primarily to compensate for the increase in classified assets. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $1.8 billion at both March 31, 2009 and December 31, 2008 and $1.6 billion at March 31, 2008. In addition to net income of $45.0 million, other changes in shareholders’ equity during the first three months of 2009 included $25.0 million of dividends paid, $3.0 million related to stock-based compensation, $215 thousand in proceeds from stock option exercises and the related tax benefits of $70 thousand. The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $153.7 million at March 31, 2009 compared to a net, after-tax, unrealized gain of $137.3 million at December 31, 2008. This fluctuation was primarily related to the after-tax effect of changes in the net unrealized gain/loss on securities available for sale and the accumulated net gain/loss on effective cash flow hedges. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.42 per common share during the first quarter of 2009 and the fourth quarter of 2008 and a quarterly dividend of $0.40 per common share in the first quarter of 2008. This equates to a dividend payout ratio of 55.5%, 47.1% and 44.6% for each of these periods, respectively.

From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, 404 thousand shares approved for repurchase were repurchased during the first quarter of 2008 at a total cost of $21.9 million. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Corporation’s bank subsidiary. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2009, Cullen/Frost had liquid assets, including unrestricted cash and securities purchased under resell agreements, totaling $55.5 million. Cullen/Frost also had outside funding sources available, including a $25.0 million short-term line of credit with another financial institution. The line of credit matures annually and bears interest at a fixed LIBOR-based rate or floats with the prime rate. There were no borrowings outstanding on this line of credit at March 31, 2009.

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

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	March 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$281,036	$262	0.38%	$321,769	$288	0.36%
Federal funds sold and resell agreements	125,623	119	0.38	92,244	214	0.92
Securities:
Taxable	2,658,131	33,101	5.10	2,667,962	34,126	5.12
Tax-exempt	1,068,341	19,071	7.35	641,113	11,263	6.86

Total securities	3,726,472	52,172	5.74	3,309,075	45,389	5.46
Loans, net of unearned discounts	8,808,689	109,604	5.05	8,711,997	127,152	5.81

Total Earning Assets and Average Rate Earned	12,941,820	162,157	5.10	12,435,085	173,043	5.54
Cash and due from banks	600,741			725,816
Allowance for possible loan losses	(112,705)			(106,989)
Premises and equipment	273,641			255,143
Accrued interest and other assets	1,177,005			1,038,344

Total Assets	$14,880,502			$14,347,399

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,473,074			$3,366,987
Correspondent banks	405,211			366,631
Public funds	93,075			69,794

Total non-interest-bearing demand deposits	3,971,360			3,803,412
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,862,141	573	0.12	1,762,094	789	0.18
Money market deposit accounts	3,679,819	6,767	0.75	3,564,632	10,413	1.16
Time accounts	1,562,814	8,718	2.26	1,427,657	9,305	2.59
Public funds	381,833	528	0.56	351,611	902	1.02

Total interest-bearing deposits	7,486,607	16,586	0.90	7,105,994	21,409	1.20

Total deposits	11,457,967			10,909,406
Federal funds purchased and repurchase agreements	780,587	387	0.20	1,228,277	2,000	0.65
Junior subordinated deferrable interest debentures	136,084	1,807	5.31	136,084	1,738	5.11
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	209,020	1,564	3.03	6,580	109	6.60

Total Interest-Bearing Funds and Average Rate Paid	8,862,298	24,424	1.11	8,726,935	29,336	1.34

Accrued interest and other liabilities	280,393			170,183

Total Liabilities	13,114,051			12,700,530
Shareholders’ Equity	1,766,451			1,646,869

Total Liabilities and Shareholders’ Equity	$14,880,502			$14,347,399

Net interest income		$137,733			$143,707

Net interest spread			3.99%			4.20%

Net interest income to total average earning assets			4.33%			4.60%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	September 30, 2008			June 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,760	$21	1.76%	$5,934	$47	3.19%
Federal funds sold and resell agreements	66,339	344	2.06	143,625	802	2.25
Securities:
Taxable	2,671,146	35,233	5.22	2,849,656	36,803	5.19
Tax-exempt	534,827	8,732	6.48	530,209	8,453	6.47

Total securities	3,205,973	43,965	5.43	3,379,865	45,256	5.39
Loans, net of unearned discounts	8,434,464	127,265	6.00	8,187,370	124,645	6.12

Total Earning Assets and Average Rate Earned	11,711,536	171,595	5.82	11,716,794	170,750	5.86
Cash and due from banks	616,544			649,457
Allowance for possible loan losses	(95,333)			(92,720)
Premises and equipment, net	243,524			230,336
Accrued interest and other assets	1,009,457			1,014,474

Total Assets	$13,485,728			$13,518,341

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,240,146			$3,200,533
Correspondent banks	307,133			280,274
Public funds	57,235			50,506

Total non-interest-bearing demand deposits	3,604,514			3,531,313
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,695,561	732	0.17	1,699,880	750	0.18
Money market deposit accounts	3,482,845	11,988	1.37	3,468,094	12,092	1.40
Time accounts	1,282,443	9,125	2.83	1,334,875	11,297	3.40
Public funds	336,310	1,373	1.62	382,219	1,631	1.72

Total interest-bearing deposits	6,797,159	23,218	1.36	6,885,068	25,770	1.51

Total deposits	10,401,673			10,416,381
Federal funds purchased and repurchase agreements	949,309	2,976	1.25	958,343	2,954	1.24
Junior subordinated deferrable interest debentures	136,084	1,537	4.52	136,084	1,591	4.68
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	8,839	130	5.85	9,087	133	5.89

Total Interest-Bearing Funds and Average Rate Paid	8,141,391	31,940	1.56	8,238,582	34,527	1.68

Accrued interest and other liabilities	167,154			175,940

Total Liabilities	11,913,059			11,945,835
Shareholders’ Equity	1,572,669			1,572,506

Total Liabilities and Shareholders’ Equity	$13,485,728			$13,518,341

Net interest income		$139,655			$136,223

Net interest spread			4.26%			4.18%

Net interest income to total average earning assets			4.74%			4.68%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	March 31, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$7,345	$73	4.00%
Federal funds sold and resell agreements	266,060	2,138	3.23
Securities:
Taxable	2,900,671	37,198	5.15
Tax-exempt	513,512	8,275	6.43

Total securities	3,414,183	45,473	5.34
Loans, net of unearned discounts	7,917,536	132,906	6.75

Total Earning Assets and Average Rate Earned	11,605,124	180,590	6.25
Cash and due from banks	649,424
Allowance for possible loan losses	(91,879)
Premises and equipment, net	220,804
Accrued interest and other assets	998,182

Total Assets	$13,381,655

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,175,749
Correspondent banks	289,530
Public funds	52,511

Total non-interest-bearing demand deposits	3,517,790
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,620,468	1,028	0.26
Money market deposit accounts	3,455,492	17,014	1.98
Time accounts	1,395,089	13,979	4.03
Public funds	405,444	2,453	2.43

Total interest-bearing deposits	6,876,493	34,474	2.02

Total deposits	10,394,283
Federal funds purchased and repurchase agreements	894,371	5,024	2.26
Junior subordinated deferrable interest debentures	136,288	2,106	6.18
Subordinated notes payable and other notes	250,000	4,080	6.53
Federal Home Loan Bank advances	10,028	139	5.57

Total Interest-Bearing Funds and Average Rate Paid	8,167,180	45,823	2.25

Accrued interest and other liabilities	168,135

Total Liabilities	11,853,105
Shareholders’ Equity	1,528,550

Total Liabilities and Shareholders’ Equity	$13,381,655

Net interest income		$134,767

Net interest spread			4.00%

Net interest income to total average earning assets			4.67%

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

Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2008 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2008.

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

As of March 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.7% and 3.8%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.2% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2009 was considered remote given current interest rate levels. As of March 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.4% and 0.6%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 0.1% and a decrease in interest rates of 200 basis points would result in a negative variance in net interest income of 3.5% relative to the base case over the next 12 months.

During the fourth quarter of 2007, the Corporation entered into certain interest rate swap contracts that were designated as hedging instruments in cash flow hedges that effectively fixed the interest rates on $1.2 billion of variable-rate loans. These actions resulted in a decrease in the Corporation’s sensitivity to changes in interest rates during the first quarter of 2008. See Note 17 -Derivative Financial Instruments in the 2008 Form 10-K. The Corporation’s increased sensitivity to fluctuations in interest rates during the first quarter of 2009 was primarily the result of growth in loans which diluted the neutralizing effect of the interest rate swaps.

As of March 31, 2009, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 2.3% negative variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.5% positive variance in net interest income.

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

There has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation’s 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2009 to January 31, 2009	—	$—	—	—
February 1, 2009 to February 29, 2009	—	—	—	—
March 1, 2009 to March 31, 2009	—	—	—	—

Total	—	$—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: April 22, 2009	By:	/s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)