Form 10-Q
period 2009-06-30
CULLEN FROST BANKERS INC
filed 2009-07-22
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 16, 2009, there were 59,681,213 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

June 30, 2009

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$109,512	$122,755	$217,804	$253,718
Securities:
Taxable	32,105	36,803	65,206	74,001
Tax-exempt	15,285	5,448	27,567	10,779
Interest-bearing deposits	261	47	523	120
Federal funds sold and resell agreements	62	802	181	2,940

Total interest income	157,225	165,855	311,281	341,558
Interest expense:
Deposits	14,804	25,770	31,390	60,244
Federal funds purchased and repurchase agreements	298	2,954	685	7,978
Junior subordinated deferrable interest debentures	1,818	1,591	3,625	3,697
Other long-term borrowings	5,841	4,212	11,485	8,431

Total interest expense	22,761	34,527	47,185	80,350
Net interest income	134,464	131,328	264,096	261,208
Provision for possible loan losses	16,601	6,328	26,202	10,333

Net interest income after provision for possible loan losses	117,863	125,000	237,894	250,875
Non-interest income:
Trust fees	16,875	19,040	32,844	37,322
Service charges on deposit accounts	25,152	21,634	50,062	41,227
Insurance commissions and fees	7,106	7,015	17,857	18,173
Other charges, commissions and fees	6,288	9,496	13,050	16,427
Net gain (loss) on securities transactions	49	(56)	49	(104)
Other	12,536	13,452	24,008	27,764

Total non-interest income	68,006	70,581	137,870	140,809
Non-interest expense:
Salaries and wages	56,540	54,534	113,316	109,672
Employee benefits	13,783	11,912	29,023	26,025
Net occupancy	10,864	10,091	21,554	19,738
Furniture and equipment	10,662	9,182	21,025	18,132
Deposit insurance	11,667	659	16,043	953
Intangible amortization	1,719	1,955	3,500	4,001
Other	31,054	31,757	61,327	61,609

Total non-interest expense	136,289	120,090	265,788	240,130

Income before income taxes	49,580	75,491	109,976	151,554
Income taxes	11,721	22,944	27,135	46,227

Net income	$37,859	$52,547	$82,841	$105,327

Earnings per common share:
Basic	$0.64	$0.89	$1.39	$1.79
Diluted	0.63	0.89	1.39	1.78

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2009	December 31, 2008	June 30, 2008
Assets:
Cash and due from banks	$653,497	$656,339	$876,177
Interest-bearing deposits	57,426	495,867	4,287
Federal funds sold and resell agreements	803,950	85,125	9,000

Total cash and cash equivalents	1,514,873	1,237,331	889,464
Securities held to maturity, at amortized cost	6,583	6,948	7,418
Securities available for sale, at estimated fair value	4,327,628	3,554,529	3,220,479
Trading account securities	15,514	14,552	13,727
Loans, net of unearned discounts	8,643,693	8,844,082	8,353,501
Less: Allowance for possible loan losses	(122,501)	(110,244)	(94,520)

Net loans	8,521,192	8,733,838	8,258,981
Premises and equipment, net	295,767	267,025	238,401
Goodwill	527,197	526,567	526,476
Other intangible assets, net	21,839	24,266	27,955
Cash surrender value of life insurance policies	123,579	121,197	118,760
Accrued interest receivable and other assets	430,640	547,889	369,592

Total assets	$15,784,812	$15,034,142	$13,671,253

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$4,359,904	$4,152,348	$3,804,496
Interest-bearing deposits	8,136,833	7,356,589	6,822,716

Total deposits	12,496,737	11,508,937	10,627,212
Federal funds purchased and repurchase agreements	656,363	1,073,279	957,674
Junior subordinated deferrable interest debentures	136,084	136,084	259,085
Other long-term borrowings	486,571	256,577	136,084
Accrued interest payable and other liabilities	212,060	295,738	148,743

Total liabilities	13,987,815	13,270,615	12,128,798
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares issued	602	602	602
Additional paid-in capital	596,076	589,065	585,070
Retained earnings	1,109,504	1,080,160	1,032,317
Accumulated other comprehensive income (loss), net of tax	122,017	137,294	(14,956)
Treasury stock, 584,304 shares, 820,429 shares and 1,155,547 shares, at cost	(31,202)	(43,594)	(60,578)

Total shareholders’ equity	1,796,997	1,763,527	1,542,455

Total liabilities and shareholders’ equity	$15,784,812	$15,034,142	$13,671,253

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008
Total shareholders’ equity at beginning of period	$1,763,527	$1,477,088
Cumulative effect of adoption of a new accounting principle on January 1, 2008	—	(240)
Comprehensive income:
Net income	82,841	105,327
Other comprehensive income (loss):
Change in accumulated gain/loss on effective cash flow hedging derivatives of $(49,854) in 2009 and $4,433 in 2008, net of tax effect of $(17,449) in 2009 and $1,552 in 2008	(32,405)	2,881
Change in unrealized gain/loss on securities available for sale of $24,284 in 2009 and $(16,804) in 2008, net of reclassification adjustment of $(49) in 2009 and $104 in 2008 and tax effect of $8,482 in 2009 and $(5,845) in 2008	15,753	(10,855)
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans of $2,115 in 2009 and $615 and 2008, net of tax effect of $740 in 2009 and $215 in 2008	1,375	400

Total other comprehensive income	(15,277)	(7,574)

Total comprehensive income	67,564	97,753
Stock option exercises (203,800 shares in 2009 and 823,500 shares in 2008)	7,935	26,835
Stock compensation expense recognized in earnings	6,405	5,055
Tax benefits related to stock compensation, includes excess tax benefits of $217 in 2009 and $5,817 in 2008	606	6,216
Purchase of treasury stock (404,315 shares in 2008)	—	(21,918)
Treasury stock issued/sold to the 401(k) stock purchase plan (32,325 shares in 2009)	1,560	—
Cash dividends ($0.85 per share in 2009 and $0.82 per share in 2008)	(50,600)	(48,334)

Total shareholders’ equity at end of period	$1,796,997	$1,542,455

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income	$82,841	$105,327
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	26,202	10,333
Deferred tax expense (benefit)	(5,202)	948
Accretion of loan discounts	(8,475)	(6,001)
Securities premium amortization (discount accretion), net	1,008	211
Net (gain) loss on securities transactions	(49)	104
Depreciation and amortization	17,864	16,267
Net (gain) loss on sale of loans held for sale and other assets	34	(1,689)
Stock-based compensation expense	6,405	5,055
Tax benefits from stock-based compensation	389	399
Excess tax benefits from stock-based compensation	(217)	(5,817)
Earnings on life insurance policies	(2,605)	(2,529)
Net change in:
Trading account securities	(962)	(1,814)
Student loans held for sale	1,879	31,411
Accrued interest receivable and other assets	67,724	(70,373)
Accrued interest payable and other liabilities	(63,613)	9,948

Net cash from operating activities	123,223	91,780
Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	365	705
Securities available for sale:
Purchases	(11,349,947)	(3,236,256)
Sales	9,947	856,195
Maturities, calls and principal repayments	10,590,177	2,549,581
Net change in loans	180,741	(622,752)
Net cash paid in acquisitions	(750)	(33)
Proceeds from sales of premises and equipment	6	203
Purchases of premises and equipment	(39,326)	(28,682)
Benefits received on life insurance policies	223	—
Proceeds from sales of repossessed properties	3,632	2,824

Net cash from investing activities	(604,932)	(478,215)
Financing Activities:
Net change in deposits	987,800	97,539
Net change in short-term borrowings	(416,916)	24,602
Proceeds from long-term borrowings	230,000	—
Principal payments on long-term borrowings	(6)	(5,154)
Proceeds from stock option exercises	7,935	26,835
Excess tax benefits from stock-based compensation arrangements	217	5,817
Purchase of treasury stock	—	(21,918)
Treasury stock sold to the 401(k) stock purchase plan	821	—
Cash dividends paid	(50,600)	(48,334)

Net cash from financing activities	759,251	79,387

Net change in cash and cash equivalents	277,542	(307,048)
Cash and equivalents at beginning of period	1,237,331	1,196,512

Cash and equivalents at end of period	$1,514,873	$889,464

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 3, 2009 (the “2008 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. The Corporation has evaluated subsequent events for potential recognition and/or disclosure through July 22, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Cash Flow Reporting. Cash paid for interest totaled $48.7 million and $85.1 million during the six months ended June 30, 2009 and 2008. Cash paid for income taxes totaled $52.1 million and $41.4 million during the six months ended June 30, 2009 and 2008. Significant non-cash transactions included $739 thousand of common stock issued to the Corporation’s 401(k) plan in connection with matching contributions during the six months ended June 30, 2009 and transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures of $12.4 million and $6.8 million during the six months ended June 30, 2009 and 2008.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the six months ended June 30, 2009 and 2008 is reported in the accompanying consolidated statements of changes in shareholders’ equity. The Corporation had comprehensive income of $6.3 million for the three months ended June 30, 2009 and comprehensive loss of $26.8 million for the three months ended June 30, 2008. Comprehensive income during the three months ended June 30, 2009 included a net after-tax loss of $5.4 million due to an decrease in the net unrealized gain on securities available for sale and $27.0 million due to a change in the accumulated gain/loss on cash flow hedging derivatives. The comprehensive loss during the three months ended June 30, 2008 included a net after-tax loss of $46.1 million due to an increase in the net unrealized loss on securities available for sale and $33.4 million due to a change in the accumulated gain/loss on cash flow hedging derivatives.

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

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
Residential mortgage-backed securities issued by U.S. government agencies and corporations	$5,583	$148	$—	$5,731	$5,948	$60	$60	$5,948
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$6,583	$148	$—	$6,731	$6,948	$60	$60	$6,948

Securities Available for Sale:
U. S. Treasury	$423,872	$108	$350	$423,630	$24,927	$72	$—	$24,999
Residential mortgage-backed securities issued by U.S. government agencies and corporations	2,377,469	74,377	1,842	2,450,004	2,495,596	65,558	283	2,560,871
States and political subdivisions	1,366,971	45,314	5,744	1,406,541	908,793	26,823	4,543	931,073
Other	47,453	—	—	47,453	37,586	—	—	37,586

Total	$4,215,765	$119,799	$7,936	$4,327,628	$3,466,902	$92,453	$4,826	$3,554,529

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. Securities with a carrying value totaling $1.8 billion at June 30, 2009 and $2.5 billion at December 31, 2008 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds from sales	$9,947	$257,189	$9,947	$856,195
Gross realized gains	49	730	49	5,834
Gross realized losses	—	786	—	5,938

As of June 30, 2009, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale
U.S. Treasury	$199,320	$350	$—	$—	$199,320	$350
Residential mortgage-backed securities	196,095	1,842	23	—	196,118	1,842
States and political subdivisions	422,532	4,364	26,621	1,380	449,153	5,744

Total	$817,947	$6,556	$26,644	$1,380	$844,591	$7,936

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of June 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2009 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$256,160	$256,497
Due after one year through five years	1,000	1,000	276,947	278,702
Due after five years through ten years	—	—	116,601	118,937
Due after ten years	—	—	1,141,135	1,176,035
Mortgage-backed securities	5,583	5,731	2,377,469	2,450,004
Equity securities	—	—	47,453	47,453

Total	$6,583	$6,731	$4,215,765	$4,327,628

Trading account securities, at estimated fair value, were as follows:

	June 30, 2009	December 31, 2008
U.S. Treasury	$14,765	$14,489
States and political subdivisions	749	—
Equity securities	—	63

	$15,514	$14,552

The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $600 thousand and $998 thousand during the three and six months ended June 30, 2009 and $599 thousand and $1.1 million during the three and six months ended June 30, 2008.

Note 3 - Loans

Loans were as follows:

	June 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total	June 30, 2008	Percentage of Total
Commercial and industrial:
Commercial	$3,803,826	44.0%	$3,950,648	44.7%	$3,714,870	44.4%
Leases	202,239	2.3	205,290	2.3	198,814	2.4
Asset-based	99,620	1.2	85,865	1.0	74,073	0.9

Total commercial and industrial	4,105,685	47.5	4,241,803	48.0	3,987,757	47.7
Real estate:
Construction:
Commercial	670,303	7.8	755,704	8.6	671,010	8.0
Consumer	47,523	0.5	55,947	0.6	67,059	0.8
Land:
Commercial	320,780	3.7	346,591	3.9	398,964	4.8
Consumer	1,605	—	1,716	—	1,978	—
Commercial mortgages	2,286,292	26.5	2,250,442	25.5	2,117,356	25.3
1-4 family residential mortgages	70,838	0.8	79,446	0.9	87,862	1.1
Home equity and other consumer	733,053	8.5	707,974	8.0	647,790	7.8

Total real estate	4,130,394	47.8	4,197,820	47.5	3,992,019	47.8
Consumer:
Indirect	951	—	1,186	—	1,550	—
Student loans held for sale	27,086	0.3	28,889	0.3	32,125	0.4
Other	349,216	4.0	348,455	3.9	326,431	3.9
Other	55,861	0.7	53,662	0.6	41,489	0.5
Unearned discounts	(25,500)	(0.3)	(27,733)	(0.3)	(27,870)	(0.3)

Total loans	$8,643,693	100.0%	$8,844,082	100.0%	$8,353,501	100.0%

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2009, other than energy, which totaled approximately 10.6%, of total loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in domiciled in Mexico as well as certain non-U.S. dollar denominated loans and commitments to borrowers domiciled in the United States. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2009 or December 31, 2008.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $168.8 million at June 30, 2009 and $65.2 million at December 31, 2008. Accruing loans past due more than 90 days totaled $41.1 million at June 30, 2009 and $19.8 million at December 31, 2008.

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

Impaired loans were as follows:

	June 30, 2009	December 31, 2008	June 30, 2008
Balance of impaired loans with no allocated allowance	$78,750	$38,095	$21,176
Balance of impaired loans with an allocated allowance	80,557	20,849	12,722

Total recorded investment in impaired loans	$159,307	$58,944	$33,898

Amount of the allowance allocated to impaired loans	$22,297	$8,188	$6,309

The impaired loans included in the table above were primarily comprised of collateral dependent commercial and commercial real estate loans. The average recorded investment in impaired loans was $132.7 million and $108.1 million for the three and six months ended June 30, 2009 and $28.1 million and $24.5 million for the three and six months ended June 30, 2008. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at the beginning of the period	$114,168	$92,498	$110,244	$92,339
Provision for possible loan losses	16,601	6,328	26,202	10,333
Net charge-offs:
Losses charged to the allowance	(10,530)	(6,539)	(18,090)	(13,205)
Recoveries of loans previously charged off	2,262	2,233	4,145	5,053

Net charge-offs	(8,268)	(4,306)	(13,945)	(8,152)

Balance at the end of the period	$122,501	$94,520	$122,501	$94,520

Note 5 - Goodwill and Other Intangible Assets

Goodwill. Goodwill totaled $527.2 million at June 30, 2009 and $526.6 million at December 31, 2008. The increase in goodwill was related to purchase accounting adjustments related to the acquisition of a Dallas-based insurance agency on March 1, 2009.

Other Intangible Assets. Other intangible assets totaled $21.8 million at June 30, 2009 including $18.5 million related to core deposits, $2.9 million related to customer relationships and $461 thousand related to non-compete agreements. Other intangible assets totaled $24.3 million at December 31, 2008 including $21.3 million related to core deposits, $2.5 million related to customer relationships and $515 thousand related to non-compete agreements. The changes in intangibles related to customer relationships and non-compete agreements, net of amortization, were related to the aforementioned acquisition.

Amortization expense related to intangible assets totaled $1.7 million and $3.5 million during the three and six months ended June 30, 2009 and totaled $2.0 million and $4.0 million during the three and six months ended June 30, 2008. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2009 is as follows:

Remainder of 2009	$2,972
2010	4,985
2011	4,169
2012	3,405
2013	2,669
Thereafter	3,639

$21,839

Note 6 - Deposits

Deposits were as follows:

	June 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total	June 30, 2008	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$3,831,498	30.7%	$3,593,390	31.2%	$3,390,403	31.9%
Correspondent banks	436,407	3.5	468,632	4.1	351,098	3.3
Public funds	91,999	0.7	90,326	0.8	62,995	0.6

Total non-interest-bearing demand deposits	4,359,904	34.9	4,152,348	36.1	3,804,496	35.8
Interest-bearing deposits:
Private accounts:
Savings and interest checking	1,970,241	15.8	1,898,303	16.5	1,695,565	15.9
Money market accounts	4,088,208	32.7	3,543,487	30.8	3,440,089	32.4
Time accounts under $100,000	815,792	6.5	884,214	7.7	586,944	5.5
Time accounts of $100,000 or more	897,765	7.2	633,972	5.5	717,757	6.8
Public funds	364,827	2.9	396,613	3.4	382,361	3.6

Total interest-bearing deposits	8,136,833	65.1	7,356,589	63.9	6,822,716	64.2

Total deposits	$12,496,737	100.0%	$11,508,937	100.0%	$10,627,212	100.0%

At June 30, 2009 and December 31, 2008, interest-bearing public funds deposits included $155.0 million and $215.9 million in savings and interest checking accounts, $74.5 million and $116.1 million in money market accounts, $5.1 million and $4.1 million in time accounts under $100 thousand and $130.2 million and $60.5 million in time accounts of $100 thousand or more.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Brokered money market deposits totaled $197.5 million at June 30, 2009 and $49.5 million at December 31, 2008. CDARS deposits totaled $181.3 million at June 30, 2009 and $13.3 million at December 31, 2008. Deposits from foreign sources, primarily Mexico, totaled $722.7 million at June 30, 2009 and $653.4 million at December 31, 2008.

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

The weighted-average rate on the advances was 1.50% at June 30, 2009. Concurrent with the advances, the Corporation entered into three separate interest rate swap transactions that effectively fix the interest rates on the advances at a weighted- average rate of 2.85%. See Note 10 - Derivative Financial Instruments for additional information related to the interest rate swaps.

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.3 billion at June 30, 2009 and $4.8 billion at December 31, 2008.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $261.9 million at June 30, 2009 and $288.4 million at December 31, 2008.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The Corporation had deferred standby letter of credit fees totaling $1.4 million at both June 30, 2009 and December 31, 2008, which represents the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.2 million and $10.3 million for the three and six months ended June 30, 2009 and $4.7 million and $9.3 million for the three and six months ended June 30, 2008. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2008. See the 2008 Form 10-K for information regarding these commitments.

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

The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets.

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2009
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,551,082	13.34%	$930,369	8.00%	N/A	N/A
Frost Bank	1,470,282	12.65	929,723	8.00	$1,162,154	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,268,581	10.91	465,185	4.00	N/A	N/A
Frost Bank	1,287,781	11.08	464,862	4.00	697,292	6.00
Leverage Ratio
Cullen/Frost	1,268,581	8.50	597,249	4.00	N/A	N/A
Frost Bank	1,287,781	8.63	596,571	4.00	745,714	5.00
December 31, 2008
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,489,046	12.58%	$946,579	8.00%	N/A	N/A
Frost Bank	1,392,351	11.78	945,853	8.00	$1,182,316	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,218,802	10.30	473,289	4.00	N/A	N/A
Frost Bank	1,222,107	10.34	472,926	4.00	709,389	6.00
Leverage Ratio
Cullen/Frost	1,218,802	8.80	554,281	4.00	N/A	N/A
Frost Bank	1,222,107	8.83	553,796	4.00	692,245	5.00

Cullen/Frost believes that, as of June 30, 2009, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of June 30, 2009, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At June 30, 2009, Frost Bank could pay aggregate dividends of up to $255.4 million to Cullen/Frost without prior regulatory approval.

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

During the first quarter of 2009, the Corporation entered into three interest rate swap contracts on FHLB advances with a total notional amount of $230.0 million. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the forty quarterly interest payments on each of the Corporation’s variable-rate (three-month LIBOR plus a margin of 0.36%) FHLB advances which, in the aggregate, total $230 million throughout the forty quarterly periods beginning in January 2009 and ending in January 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swaps, the Corporation will pay a weighted-average fixed interest rate of 2.85% and receive a variable interest rate of three-month LIBOR plus a margin of 0.36% on a total notional amount of $230.0 million, with quarterly settlements

The Corporation has entered into certain interest rate swap, cap and floor contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Corporation enters into an interest rate swap, cap and/or floor with a customer while at the same time entering into an offsetting interest rate swap, cap and/or floor with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customer to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations except in certain situations where there is a significant deterioration in the customer’s credit worthiness.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2009 and December 31, 2008 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	June 30, 2009		December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$142,147	$(10,939)	$157,835	$(15,777)
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	1,200,000	114,249	1,200,000	191,087
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(6,124)	120,000	(10,316)
Interest rate swaps on FHLB advances	230,000	21,817	—	—
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	603,118	36,772	587,540	61,248
Commercial loan/lease interest rate swaps	608,500	(37,124)	587,540	(61,248)
Commercial loan/lease interest rate caps	23,525	1,152	4,236	1
Commercial loan/lease interest rate caps	23,525	(1,152)	4,236	(1)
Commercial loan/lease interest rate floors	3,525	75	4,236	95
Commercial loan/lease interest rate floors	3,525	(75)	4,236	(95)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.85%	0.49%
Cash flow hedge interest rate swaps on variable-rate loans	3.25	7.56
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	2.22
Cash flow hedge interest rate swaps on FHLB advances	2.85	1.50
Non-hedging interest rate swaps	1.69	5.13
Non-hedging interest rate swaps	5.13	1.68

The weighted-average strike rates for interest rate caps and floors outstanding at June 30, 2009 were as follows:

Non-hedging commercial loan/lease interest rate caps	3.16%
Non-hedging commercial loan/lease interest rate floors	3.29

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

	Notional Units	June 30, 2009		December 31, 2008
		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	137	$1,256	153	$2,268
Oil	Barrels	137	(1,225)	153	(2,230)
Natural gas	MMBTUs	870	1,934	1,640	1,642
Natural gas	MMBTUs	870	(1,909)	1,640	(1,590)
Non-hedging commodity options:
Oil	Barrels	1,460	9,476	1,184	23,295
Oil	Barrels	1,460	(9,476)	1,184	(23,268)
Natural gas	MMBTUs	7,560	5,755	4,300	2,656
Natural gas	MMBTUs	7,560	(5,755)	4,300	(2,656)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2009 and December 31, 2008.

Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows are included in interest income on loans. Net cash flows from the interest rate swap on junior subordinated deferrable interest debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on junior subordinated deferrable interest debentures. Net cash flows from interest rate swaps on FHLB advances designated as hedging instruments in effective hedges of cash flows are included in interest expense on other long-term borrowings. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,489)	$(743)	$(2,957)	$(1,457)
Amount of (gain) loss included in other non-interest expense	394	(17)	396	(13)

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$13,071	$7,294	$26,023	$11,726
Amount of gain (loss) recognized in other comprehensive income	(48,045)	(44,119)	(50,848)	16,159
Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	866	—	1,475	—
Amount of gain (loss) recognized in other comprehensive income	2,994	—	3,042	—
Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to interest expense on other long-term borrowings	766	—	1,438	—
Amount of gain (loss) recognized in other comprehensive income	14,954	—	21,062	—

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $83.6 million at June 30, 2009 and $116.0 million at December 31, 2008.

As stated above, the Corporation enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Corporation simultaneously enters into an offsetting derivative contract with a third party. The Corporation recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Corporation acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations except in certain situations where there is a significant deterioration in the customer’s credit worthiness.

Amounts included in the consolidated statements of income related to non-hedging interest rate and commodity derivative instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Non-hedging interest rate derivatives:
Other non-interest income	$473	$519	$630	$1,132
Other non-interest expense	83	—	83	—
Non-hedging commodity derivatives:
Other non-interest income	130	9	242	55

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $39.2 million at June 30, 2009. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties was approximately $1.6 million at June 30, 2009. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $12.9 million at June 30, 2009. At such date, the Corporation also had $5.8 million in cash collateral on deposit with other financial institution counterparties.

Note 11 - Earnings Per Common Share

Earnings per common share is computed using the two-class method prescribed by SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested stock awards and deferred stock units, though no actual shares of common stock related to deferred stock units have been issued. Non-vested stock awards and deferred stock units are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Distributed earnings allocated to common stock	$25,538	$24,674	$50,397	$48,141
Undistributed earnings allocated to common stock	12,168	27,662	32,113	56,765

Net earnings allocated to common stock	$37,706	$52,336	$82,510	$104,906

Weighted-average shares outstanding for basic earnings per common share	59,330,716	58,732,666	59,260,030	58,635,340
Dilutive effect of stock compensation	119,114	359,526	78,055	391,485

Weighted-average shares outstanding for diluted earnings per common share	59,449,830	59,092,192	59,338,085	59,026,825

Note 12 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

	Shares Available for Grant	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2009	963,825	229,000	$52.16	4,272,050	$49.98
Shares authorized - 2005 Plan	3,310,725	—	—	—	—
Granted	(7,238)	—	—	—	—
Stock options exercised	—	—	—	(203,800)	38.93
Stock awards vested	—	—	—	—	—
Forfeited	17,000	—	—	(17,000)	51.61
Cancelled/expired	(3,975)			(1,000)	55.43

Balance, June 30, 2009	4,280,337	229,000	52.16	4,050,250	50.52

During the second quarter of 2009, the Corporation awarded non-employee directors a total of 7,238 deferred stock units. As of June 30, 2009, 12,688 deferred stock units were outstanding. Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held. The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock.

During the six months ended June 30, 2009 and 2008, proceeds from stock option exercises totaled $7.9 million and $26.8 million. During the six months ended June 30, 2009, all of the shares issued in connection with stock option exercises were issued from available treasury stock.

Stock-based compensation expense totaled $3.4 million and $6.4 million during the three and six months ended June 30, 2009 and $2.7 million and $5.1 million during the three and six months ended June 30, 2008. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $17.5 million at June 30, 2009, while unrecognized stock-based compensation expense related to non-vested stock awards totaled $5.7 million at June 30, 2009.

Note 13 - Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected return on plan assets, net of expenses	$(2,281)	$(2,310)	$(4,563)	$(4,620)
Interest cost on projected benefit obligation	1,993	1,935	3,986	3,871
Net amortization and deferral	1,057	308	2,115	615

Net periodic benefit cost	$769	$(67)	$1,538	$(134)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2009. The Corporation does not expect to make any contributions during the remainder of 2009.

Note 14 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current income tax expense	$14,742	$22,171	$32,337	$45,279
Deferred income tax expense (benefit)	(3,021)	773	(5,202)	948

Income tax expense as reported	$11,721	$22,944	$27,135	$46,227

Effective tax rate	23.6%	30.4%	24.7%	30.5%

Net deferred tax liabilities totaled $47.8 million at June 30, 2009 and $61.3 million at December 31, 2008. No valuation allowance was recorded against deferred tax assets at June 30, 2009 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2009	$181,576	$23,547	$(2,653)	$202,470
June 30, 2008	174,143	30,084	(2,318)	201,909
Six months ended:
June 30, 2009	$360,282	$47,246	$(5,562)	$401,966
June 30, 2008	348,790	59,050	(5,823)	402,017
Net income (loss):
Three months ended:
June 30, 2009	$38,056	$2,390	$(2,587)	$37,859
June 30, 2008	47,702	7,068	(2,223)	52,547
Six months ended:
June 30, 2009	$83,011	$4,615	$(4,785)	$82,841
June 30, 2008	97,138	13,331	(5,142)	105,327

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

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury	$423,630	$—	$—	$423,630
U.S. government agencies and corporations	—	2,450,004	—	2,450,004
States and political subdivisions	—	1,406,541	—	1,406,541
Other	—	47,453	—	47,453
Trading account securities:
U.S. Treasury	14,765	—	—	14,765
States and political subdivisions	—	749	—	749
Derivative assets	—	192,245	250	192,495
Derivative liabilities	—	73,796	—	73,796

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2009:

Balance, beginning of period	$—
Transfers into Level 3	333
Net realized gains (losses)	(83)

Balance, end of period	$250

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the six months ended June 30, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $17.6 million were reduced by specific valuation allowance allocations during the six months ended June 30, 2009 totaling $5.2 million to a total reported fair value of $12.2 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $26.5 million were reduced by specific valuation allowance allocations during the six months ended June 30, 2009 totaling $5.9 million to a total reported fair value of $20.6 million based on collateral valuations utilizing Level 3 valuation inputs.

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

During the six months ended June 30, 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $12.4 million (utilizing Level 2 valuation inputs) during the six months ended June 30, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Corporation recognized charge-offs of the allowance for possible loan losses totaling $3.5 million. Other than foreclosed assets measured at fair value upon initial recognition, no foreclosed assets were remeasured at fair value during the six months ended June 30, 2009.

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

The estimated fair values of financial instruments were as follows:

	June 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,514,873	$1,514,873	$1,237,331	$1,237,331
Securities	4,349,725	4,349,873	3,576,029	3,576,029
Loans, net	8,521,192	8,524,979	8,733,838	8,776,473
Cash surrender value of life insurance policies	123,579	123,579	121,197	121,197
Interest rate swaps on variable rate loans designated as hedges of cash flows	114,249	114,249	191,087	191,087
Non-hedging commercial loan/lease interest rate swaps, caps and floors	37,999	37,999	61,344	61,344
Interest rate swaps on FHLB advances	21,817	21,817	—	—
Commodity and foreign exchange derivatives	18,430	18,430	29,861	29,861
Accrued interest receivable	60,353	60,353	55,632	55,632
Financial liabilities:
Deposits	12,496,737	12,504,592	11,508,937	11,515,591
Federal funds purchased and repurchase agreements	656,363	656,363	1,073,279	1,073,279
Junior subordinated deferrable interest debentures	136,084	136,084	136,084	136,084
Subordinated notes payable and other borrowings	486,571	487,492	256,577	210,336
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	6,124	6,124	10,316	10,316
Commercial loan/lease interest rate swaps designated as hedges of fair value	10,939	10,939	15,777	15,777
Non-hedging commercial loan/lease interest rate swaps, caps and floors	38,351	38,351	61,344	61,344
Commodity and foreign exchange derivatives	18,382	18,382	29,744	29,744
Accrued interest payable	18,521	18,521	20,006	20,006

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

SFAS No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Corporation’s financial statements for periods ending after June 15, 2009. SFAS 165 did not have a significant impact on the Corporation’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Corporation’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Corporation’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009. See Note 1 - Significant Accounting Policies.

FSP SFAS. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS 132R-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP SFAS 132R-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP SFAS 132R-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. The Corporation adopted the provisions of FSP SFAS 157-4 during the first quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact the Corporation’s financial statements.

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

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in Note 16 - Fair Value Measurements.

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

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in the 2008 Form 10-K. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.

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

Results of Operations

Net income totaled $37.9 million, or $0.63 diluted per share, for the three months ended June 30, 2009 compared to $52.5 million, or $0.89 diluted per share, for the three months ended June 30, 2008 and $45.0 million, or $0.76 diluted per share, for the three months ended March 31, 2009. Net income totaled $82.8 million, or $1.39 diluted per share, for the six months ended June 30, 2009 compared to $105.3 million, or $1.78 diluted per share, for the six months ended June 30, 2008.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Taxable-equivalent net interest income	$144,325	$137,733	$136,223	$282,058	$270,991
Taxable-equivalent adjustment	9,861	8,101	4,895	17,962	9,783

Net interest income	134,464	129,632	131,328	264,096	261,208
Provision for possible loan losses	16,601	9,601	6,328	26,202	10,333

Net interest income after provision for possible loan losses	117,863	120,031	125,000	237,894	250,875
Non-interest income	68,006	69,864	70,581	137,870	140,809
Non-interest expense	136,289	129,499	120,090	265,788	240,130

Income before income taxes	49,580	60,396	75,491	109,976	151,554
Income taxes	11,721	15,414	22,944	27,135	46,227

Net income	$37,859	$44,982	$52,547	$82,841	$105,327

Earnings per common share - basic	$0.64	$0.76	$0.89	$1.39	$1.79
Earnings per common share - diluted	0.63	0.76	0.89	1.39	1.78
Dividends per common share	0.43	0.42	0.42	0.85	0.82
Return on average assets	0.98%	1.23%	1.56%	1.10%	1.57%
Return on average equity	8.35	10.33	13.44	9.32	13.66
Average shareholder’s equity to average total assets	11.72	11.87	11.63	11.79	11.52

Net income decreased $14.7 million, or 28.0%, for the three months ended June 30, 2009 and decreased $22.5 million, or 21.4%, for six months ended June 30, 2009 compared to the same periods in 2008. The decrease during the three months ended June 30, 2009 was primarily the result of a $16.2 million increase in non-interest expense, a $10.3 million increase in the provision for possible loan losses and a $2.6 million decrease in non-interest income partly offset by a $3.1 million increase in net interest income and an $11.2 million decrease in income tax expense. The decrease during the six months ended June 30, 2009 was primarily the result of a $25.7 million increase in non-interest expense, a $15.9 million increase in the provision for possible loan losses and a $2.9 million decrease in non-interest income partly offset by a $2.9 million increase in net interest income and a $19.1 million decrease in income tax expense.

Net income for the second quarter of 2009 decreased $7.1 million, or 15.8%, from the first quarter of 2009. The decrease was primarily the result of a $7.0 million increase in the provision for possible loan losses, a $6.8 million increase in non-interest expense and a $1.9 million decrease in non-interest income partly offset by a $4.8 million increase in net interest income and a $3.7 million decrease in income tax expense

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 65.7% of total revenue during the first six months of 2009. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During the first six months of 2009, the prime interest rate remained at 3.25% for the entire period. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2008, the one-month and three-month U.S. dollar LIBOR rates were 2.46% and 2.78%, respectively, while at June 30, 2009, the one-month and three-month U.S. dollar LIBOR rates were 0.31% and 0.60%, repectively. The intended federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 to 200 basis in the fourth quarter to end the year at zero to 0.25%. During the first six months of 2009, the intended federal funds rate remained at zero to 0.25% for the entire period.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively convert certain floating rate loans and borrowings into fixed rate instruments for a period of time (see Note 10 - Derivative Financial Instruments). As a result, the Corporation’s balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Corporation currently believes it is reasonably possible the federal funds rate and the prime interest rate will remain at the current, historically-low levels for the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation’s control. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	Second Quarter 2009 vs. Second Quarter 2008	Second Quarter 2009 vs. First Quarter 2009	First Six Months 2009 vs. First Six Months 2008
Due to changes in average volumes	$20,262	$6,696	$21,271
Due to changes in average interest rates	(12,160)	(1,690)	(8,715)
Due to difference in the number days in each of the comparable periods	—	1,586	(1,489)

Total change	$8,102	$6,592	$11,067

Taxable-equivalent net interest income for the three months ended June 30, 2009 increased $8.1 million, or 5.9%, compared to the same period in 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the three months ended June 30, 2009 increased $1.9 billion compared to the same period in 2008. Over the same time frame, the net interest margin decreased 40 basis points from 4.68% in 2008 to 4.28% in 2009.

Taxable-equivalent net interest income for the six months ended June 30, 2009 increased $11.1 million, or 4.1%, compared to the same period in 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin and the effect of a decrease in the number of days in the first six months of 2009 due to a leap year in 2008. The average volume of interest-earning assets for the first six months of 2009 increased $1.6 billion compared to the same period in 2008. Over the same time frame, the net interest margin decreased 37 basis points from 4.67% in 2008 to 4.30% in 2009. Taxable-equivalent net interest income for the first six months of 2009 included 181 days compared to 182 days for the first six months of 2008. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first six months of 2008. Excluding the impact of the additional day during the first six months of 2008 results in an effective increase in taxable-equivalent net interest income of approximately $12.6 million during the first six months of 2009 compared to the same period in 2008. This effective increase was the result of the aforementioned increase in the average volume of interest-earning assets. The net interest margin decreased during the first six months of 2009 compared to the same period in 2008 in part due to the decrease in market interest rates discussed above. The net interest margin was also partly impacted by an increase in the proportion of average interest-earning assets invested in lower yielding interest-bearing deposits during 2009 compared to 2008. The average yield on interest-earning assets decreased 103 basis points from 6.06% during the first six months of 2008 to 5.03% during the first six months of 2009, while the average cost of funds decreased 92 basis points from 1.97% during the first six months of 2008 to 1.05% during the first six months of 2009. The effect of lower average market interest rates on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for the second quarter of 2009 increased $6.6 million, or 4.8%, from the first quarter of 2009. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the second quarter of 2009 increased $690.2 million compared to the first quarter of 2009. The net interest margin decreased 5 basis points from 4.33% in the first quarter of 2009 to 4.28% in the second quarter of 2009. The decrease in the net interest margin was partly due to an increase in the proportion of average interest-earning assets invested in lower yielding interest-bearing deposits during the second quarter. Taxable-equivalent net interest income for the second quarter of 2009 was also impacted by an increase in the number of days compared to the first quarter of 2009. Taxable-equivalent net interest income for the first quarter of 2009 included 90 days compared to 91 days for the second quarter of 2009. The additional day added approximately $1.6 million to taxable-equivalent net interest income during the second quarter of 2009. Excluding the impact of the additional day during the second quarter of 2009 results in an effective increase in taxable-equivalent net interest income of approximately $5.0 million during the second quarter of 2009 which was primarily related to the aforementioned increase in average interest-earning assets and the offsetting effect of the decrease in the net interest margin.

The average yield on interest-earning assets totaled 5.03% during the six months ended June 30, 2009 compared to 6.06% during the six months ended June 30, 2008. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates decreased to historically low levels during 2008 and remained at those levels during the first six months of 2009. The average volume of loans increased $743.8 million during the six months ended June 30, 2009 compared to the same period in 2008. Loans made up approximately 66.2% of average interest-earning assets during the first six months of 2009 compared to 69.1% during the first six months of 2008. The average yield on loans was 5.05% during the six months ended June 30, 2009 compared to 6.43% during the six months ended June 30, 2008. The average volume of securities increased $599.4 million during the six months ended June 30, 2009 compared to the same period in 2008. Securities made up approximately 30.1% of average interest-earning assets during the six months ended June 30, 2009 compared to 29.1% during the six months ended June 30, 2008. The average yield on securities was 5.57% during the six months ended June 30, 2009 compared to 5.36% during the six months ended June 30, 2008. The increase in the average yield on securities during the first six months ended June 30, 2009 compared to the same period in 2008 resulted as the Corporation had a larger proportion of securities invested in higher-yielding, tax-exempt municipal securities. Average federal funds sold, resell agreements and interest-bearing deposits during the six months ended June 30, 2009 increased $284.7 million compared to the same period a year ago. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 3.7% of average interest-earning assets during the six months ended June 30, 2009 compared to 1.8% during the same period in 2008. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.29% during the six months ended June 30, 2009 compared to 2.91% during the same period a year ago.

Average deposits increased $1.4 billion during the first six months of 2009 compared to the same period in 2008. Average interest-bearing deposits for the first six months of 2009 increased $886.8 million compared to the same period in 2008. The ratio of average interest-bearing deposits to total average deposits was 65.7% during the first six months of 2009 compared to 66.1% during the same period in 2008. The average cost of interest-bearing deposits and total deposits was 0.81% and 0.54% during the first six months of 2009 compared to 1.76% and 1.16% during the first six months of 2008. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.98% during the first six months of 2009 compared to 4.09% during the first six months of 2008. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $16.6 million and $26.2 million for the three and six months ended June 30, 2009 compared to $6.3 million and $10.3 million for the three and six months ended June 30, 2008. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Trust fees	$16,875	$15,969	$19,040	$32,844	$37,322
Service charges on deposit accounts	25,152	24,910	21,634	50,062	41,227
Insurance commissions and fees	7,106	10,751	7,015	17,857	18,173
Other charges, commissions and fees	6,288	6,762	9,496	13,050	16,427
Net gain (loss) on securities transactions	49	—	(56)	49	(104)
Other	12,536	11,472	13,452	24,008	27,764

Total	$68,006	$69,864	$70,581	$137,870	$140,809

Total non-interest income for the three and six months ended June 30, 2009 decreased $2.6 million, or 3.6%, and $2.9 million, or 2.1%, compared to the same periods in 2008. Total non-interest income for the second quarter of 2009 decreased $1.9 million, or 2.7%, compared to the first quarter of 2009. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three and six months ended June 30, 2009 decreased $2.2 million, or 11.4%, and $4.5 million, or 12.0%, compared to the same periods in 2008. Investment fees are the most significant component of trust fees, making up approximately 70% and 69% of total trust fees for the first six months of 2009 and 2008, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The decrease in trust fee income during the three months ended June 30, 2009 compared to the same period in 2008 was primarily the result of decreases in oil and gas trust management fees (down $969 thousand) and investment fees (down $928 thousand). The decrease in trust fee income during the six months ended June 30, 2009 compared to the same period in 2008 was primarily the result of decreases in investment fees (down $2.5 million), oil and gas trust management fees (down $1.5 million) and custody fees (down $406 thousand). The decreases in oil and gas trust management fees were primarily due to a decreases in oil and natural gas prices, which impacted the amount of royalties received. The decrease in investment and custody fees was primarily due to the general decline in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the first six months of 2009 have been significantly lower on average compared to the first six months of 2008. Nonetheless, the Corporation has been successful with business development activities and customer retention, which has helped dampen the effect of the recent market correction in equity valuations.

Trust fee income for the second quarter of 2009 increased $906 thousand, or 5.7%, compared to the first quarter of 2009. The increase was primarily the result of increases in investment fees (up $797 thousand) and tax fees (up $595 thousand). These increases were partially offset by decreases in oil and gas fees (down $233 thousand) and securities lending income (down $205 thousand).

At June 30, 2009, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (44.5% of trust assets), equity securities (35.5% of trust assets) and cash equivalents (13.1% of trust assets). The estimated fair value of trust assets was $21.7 billion (including managed assets of $9.5 billion and custody assets of $12.2 billion) at June 30, 2009, compared to $21.7 billion (including managed assets of $9.9 billion and custody assets of $11.8 billion) at December 31, 2008 and $23.9 billion (including managed assets of $10.4 billion and custody assets of $13.5 billion) at June 30, 2008.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2009 increased $3.5 million, or 16.3%, and $8.8 million, or 21.4%, compared to the same periods in 2008. The increases were primarily related to service charges on commercial accounts, which increased $3.0 million and $8.2 million during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because average market interest rates were lower during the first six months of 2009 compared to the first six months of 2008, deposit balances have become less valuable and are yielding a lower earnings credit rate. As a result, customers are paying for more of their services through fees rather than with earning credits applied to their deposit balances.

Service charges on deposit accounts for the second quarter of 2009 increased $242 thousand, or 1.0%, compared to the first quarter of 2009. The increase was primarily due to an increase in overdraft/insufficient funds charges on consumer accounts (up $903 thousand) partly offset by a decrease in service charges on commercial accounts (down $789 thousand).

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended June 30, 2009 did not significantly fluctuate compared to the same period in 2008. Insurance commissions and fees for the six months ended June 30, 2009 decreased $316 thousand, or 1.7%, compared to the same period in 2008. The decrease for the six month period is related to a decrease in commission income (down $349 thousand). This decrease was limited in part by the impact of new commission revenues from agency acquisitions in the second and third quarters of 2008 and the first quarter of 2009.

Insurance commissions and fees include contingent commissions totaling $220 thousand and $3.5 million during the three and six months ended June 30, 2009 and $206 thousand and $3.5 million during the three and six months ended June 30, 2008. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.8 million and $3.0 million during the six months ended June 30, 2009 and 2008. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $209 thousand and $740 thousand during the three and six months ended June 30, 2009 and $206 thousand and $491 thousand during the three and six months ended June 30, 2008.

Insurance commissions and fees for the second quarter of 2009 decreased $3.6 million, or 33.9%, compared to the first quarter of 2009. The decrease was primarily due to the seasonal decrease in contingent commissions (down $3.1 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the second quarter of 2009 decreased $536 thousand compared to the first quarter of 2009 primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2009 decreased $3.2 million, or 33.8%, and $3.4 million, or 20.6%, compared to the same periods in 2008. The decrease during the three months ended June 30, 2009 was primarily due to a decrease in investment banking fees related to corporate advisory services (down $1.4 million) and decreases in commission income related to the sale of money market accounts (down $698 thousand), annuities (down $437 thousand) and mutual funds (down $351 thousand), as well as decreases in various other categories of service charges. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter. The decrease in other charges, commissions and fees during the six months ended June 30, 2009 was primarily due to a decrease in investment banking fees related to corporate advisory services (down $1.6 million) and decreases in commission income related to the sale of money market accounts (down $1.0 million), mutual funds (down $760 thousand) and annuities (down $566 thousand), as well as decreases in various other categories of service charges. These decreases were partly offset by an increase in mutual fund management fees related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation (up $602 thousand), loan processing fees (up $411 thousand) and letter of credit fees (up $259 thousand).

Other charges, commissions and fees for the second quarter of 2009 decreased $474 thousand, or 7.0%, compared to the first quarter of 2009. The decrease was primarily due to decreases in commission income related to the sale of money market accounts (down $344 thousand) and annuities (down $254 thousand).

Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $9.9 million during the six months ended June 30, 2009. The Corporation realized a net gain of $49 thousand on those sales. The Corporation sold available-for-sale securities with an amortized cost totaling $856.3 million during the six months ended June 30, 2008. The Corporation realized a net loss of $104 thousand on those sales. A large part of the securities sales during 2008 were related to a restructuring of the Corporation’s securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime rate. The proceeds from the sales were reinvested in longer-term securities with higher yields. Other securities sales in 2008 were primarily related to liquidity management purposes in support of loan growth.

Other Non-Interest Income. Other non-interest income decreased $916 thousand, or 6.8%, for the three months ended June 30, 2009 compared to the same period in 2008. Contributing to the decrease were decreases in gains on the sale of student loans (down $971 thousand), earnings on cashier check balances (down $538 thousand) and mineral interest income (down $219 thousand). These decreases were partly offset by an increase in income from check card usage (up $326 thousand) and sundry income from various miscellaneous items (up $285 thousand). During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Sales of student loans during 2009 have been limited as the Corporation’s student loan servicer has not been able to obtain the necessary funding required to purchase the loans. Earnings on cashier check balances decreased as the Corporation began maintaining cashiers check balances in-house during the second quarter of 2008. While the Corporation no longer receives third-party fees on cashier check balances, maintaining such balances in-house provides investable funds from which the Corporation derives interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation.

Other non-interest income decreased $3.8 million, or 13.5%, for the six months ended June 30, 2009 compared to the same period in 2008. Contributing to the decrease were decreases in gains on the sale of student loans (down $1.7 million), earnings on cashier check balances (down $1.3 million), sundry income from various miscellaneous items (down $804 thousand) and income from securities trading and customer derivative activities (down $427 thousand). These decreases were partly offset by an increase in income from check card usage (up $726 thousand). During the first quarter of 2008, sundry income from various miscellaneous items included $1.9 million related to the partial redemption of shares received from the VISA, Inc. initial public offering resulting from the Corporation’s membership interest in VISA USA. A portion of the shares allocated to the Corporation in the initial public offering were withheld to cover the costs and liabilities associated with certain litigation for which the Corporation, based on its prior proportionate membership interest in VISA USA, was obligated to indemnify VISA under its indemnification agreement with VISA USA. Since a portion of the shares allocated to the Corporation in the initial public offering were withheld, the Corporation was not required to make any cash payments related to the indemnification agreement. As such, the indemnification accrual related to certain pending litigation was reversed during the first quarter of 2008 and included in the aforementioned $1.9 million of income.

Other non-interest income for the second quarter of 2009 increased $1.1 million or 9.3%, compared to the first quarter of 2009. Contributing to the increase were increases in income from securities trading and customer derivative activities (up $536 thousand), income from check card usage (up $242 thousand) and mineral interest income (up $234 thousand). The increase in securities trading and customer derivative activities was primarily related to customer interest-rate swap transaction fees.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Salaries and wages	$56,540	$56,776	$54,534	$113,316	$109,672
Employee benefits	13,783	15,240	11,912	29,023	26,025
Net occupancy	10,864	10,690	10,091	21,554	19,738
Furniture and equipment	10,662	10,363	9,182	21,025	18,132
Deposit insurance	11,667	4,376	659	16,043	953
Intangible amortization	1,719	1,781	1,955	3,500	4,001
Other	31,054	30,273	31,757	61,327	61,609

Total	$136,289	$129,499	$120,090	$265,788	$240,130

Total non-interest expense for the three and six months ended June 30, 2009 increased $16.2 million, or 13.5%, and $25.7 million, or 10.7%, compared to the same periods in 2008. Total non-interest expense for the second quarter of 2009 increased $6.8 million, or 5.2%, compared to the first quarter of 2009. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2009 increased $2.0 million, or 3.7%, and $3.6 million, or 3.3%, compared to the same periods in 2008. The increases were primarily related to normal annual merit increases, increases in headcount, decreases in cost deferrals related to lending activity and an increase in stock-based compensation expense. The increases in these items were partly offset by a decrease in incentive compensation expense (down $2.2 million and $4.3 million for the three and six months ended June 30, 2009, respectively). Salaries and wages expense for the second quarter of 2009 did not significantly fluctuate compared to the first quarter of 2009.

Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2009 increased $1.9 million, or 15.7%, and $3.0 million, or 11.5%, compared to the same periods in 2008. The increase during the three months ended June 30, 2009 was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and restoration plans (up $837 thousand), expenses related to the Corporation’s 401(k) and profit sharing plans (up $536 thousand), payroll taxes (up $211 thousand) and an increase in medical insurance expense (up $172 thousand). The increase during the six months ended June 30, 2009 was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and restoration plans (up $1.7 million), expenses related to the Corporation’s 401(k) and profit sharing plans (up $650 thousand), medical insurance expense (up $365 thousand) and payroll taxes (up $187 thousand).

Employee benefits expense for the second quarter of 2009 decreased $1.5 million, or 9.6%, compared to the first quarter of 2009 primarily due to decreases in payroll taxes (down $1.2 million) and expenses related to the Corporation’s 401(k) and profit sharing plan expenses (down $164 thousand). The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to annual incentive compensation payments.

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The aforementioned increases in expenses related to the Corporation’s defined benefit retirement plan during the three and six months ended June 30, 2009 were partly the result of a weaker return on plan assets during 2008.

Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2009 increased $773 thousand, or 7.7%, and $1.8 million, or 9.2%, compared to the same periods in 2008. The increase during the three months ended June 30, 2009 was primarily related to an increase in lease expense (up $452 thousand), repairs (up $129 thousand) and depreciation on leasehold improvements (up $113 thousand) offset by a decrease in building maintenance (down $111 thousand). The increase during the six months ended June 30, 2009 was primarily due to an increase in lease expense (up $920 thousand) and depreciation on leasehold improvements (up $224 thousand) as well as increases in various other categories of net occupancy expense. The increases in these items were partly related to the additional costs associated with new branch locations. Net occupancy expense for the second quarter of 2009 did not significantly fluctuate compared to the first quarter of 2009.

Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2009 increased $1.5 million, or 16.1%, and $2.9 million, or 16.0%, compared to the same periods in 2008. The increase during the three months ended June 30, 2009 was primarily related to increases in software amortization expense (up $636 thousand), software maintenance expense (up $432 thousand) and depreciation expense related to furniture and fixtures (up $344 thousand). The increase during the six months ended June 30, 2009 was primarily related to increases in software amortization expense (up $1.2 million), software maintenance expense (up $960 thousand) and depreciation expense related to furniture and fixtures (up $620 thousand). The increases in software amortization and software maintenance expense were primarily related to certain applications related to data management, internet banking, treasury management and teller/retail delivery systems. The increases in depreciation expense related to furniture and fixtures were partly related to new branch locations. Furniture and equipment expense for the second quarter of 2009 increased $299 thousand, or 2.9%, compared to the first quarter of 2009 primarily due to increases in software amortization expense (up $168 thousand) and depreciation expense related to furniture and fixtures (up $116 thousand).

Deposit Insurance. Deposit insurance expense for the three and six months ended June 30, 2009 increased $11.0 million and $15.1 million compared to the same periods in 2008. Deposit insurance expense during the second quarter of 2009 increased $7.3 million compared to the first quarter of 2009. The increases in deposit insurance expense were due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009. With regard to the increase in fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. The increase in deposit insurance expense during the six months ended June 30, 2009 compared to the same period a year ago was also partly related to the Corporation’s utilization of available credits to offset assessments during the first six months of 2008. The increases were also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250 thousand under the Temporary Liquidity Guaranty Program.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during the three and six months ended June 30, 2009 included a $7.3 million accrual related to the special assessment. The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment would also be capped at 10 basis points of domestic deposits. The Corporation cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond the Corporation’s control.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2009 decreased $236 thousand, or 12.1% and $501 thousand, or 12.5% compared to the same periods in 2008. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2009 decreased $703 thousand, or 2.2%, and $282 thousand, or 0.5%, compared to the same periods in 2008. Significant components of the decrease during the three months ended June 30, 2009 included sundry expense from various miscellaneous items (down $1.5 million), travel expense (down $375 thousand) and meals and entertainment expense (down $371 thousand). Sundry expense from various miscellaneous items during the second quarter of 2008 included $1.1 million related to a settlement, release and license agreement associated with certain patent infringement claims. The decreases in the aforementioned items were partly offset by increases in advertising/promotions expenses (up $683 thousand) and property tax expense on foreclosed assets (up $573 thousand).

Significant components of the decrease during the six months ended June 30, 2009 included decreases in sundry expense from various miscellaneous items (down $1.7 million), correspondent bank service charge expense (down $513 thousand), travel expense (down $409 thousand) and meals and entertainment expense (down $396 thousand). As mentioned above, sundry expense from various miscellaneous items for 2008 included $1.1 million related to a settlement of certain patent infringement claims. The decreases in the aforementioned items were partially offset by increases in property tax expense on foreclosed assets (up $1.1 million), and increases in advertising/promotions expenses (up $627 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC, which began operations during the second quarter of 2008 (up $518 thousand) and decreases in cost deferrals related to lending activity (down $600 thousand).

Total other non-interest expense for the second quarter of 2009 increased $781 thousand, or 2.6%, compared to the first quarter of 2009. Significant components of the increase included increases in advertising/promotions expense (up $957 thousand) and outside director stock compensation expense (up $330 thousand) partly offset by a decreases in outside computer services expense (down $305 thousand) and losses on sale of foreclosed assets (down $249 thousand). The increase in advertising/promotions expense was primarily related to a concentrated advertising campaign that began in the second quarter. The increase in outside director compensation expense was related to a regular, annual director award of deferred stock units.

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

	Three Months Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Banking	$38,056	$44,955	$47,702	$83,011	$97,138
Financial Management Group	2,390	2,225	7,068	4,615	13,331
Non-Banks	(2,587)	(2,198)	(2,223)	(4,785)	(5,142)

Consolidated net income	$37,859	$44,982	$52,547	$82,841	$105,327

Banking

Net income for the three and six months ended June 30, 2009 decreased $9.6 million, or 20.2%, and $14.1 million, or 14.5%, compared to the same periods in 2008. The decrease during the three months ended June 30, 2009 was primarily the result of a $15.5 million increase in non-interest expense and a $10.3 million increase in the provision for possible loan losses partly offset by an $8.7 million decrease in income tax expense, a $6.1 million increase in net interest income and a $1.4 million increase in non-interest income. The decrease during the six months ended June 30, 2009 was primarily the result of a $24.3 million increase in non-interest expense and a $15.9 million increase in the provision for possible loan losses partly offset by a $14.6 million decrease in income tax expense, a $7.7 million increase in net interest income and a $3.8 million increase in non-interest income.

Net interest income for the three and six months ended June 30, 2009 increased $6.1 million, or 4.7%, and $7.7 million, or 3.0%, compared to the same periods in 2008. The increases were for the most part the result of increases in the average volume of earning assets partly offset by decreases the net interest margin. The increase for the six months ended June 30, 2009 was partly impacted by a decrease in the number of days during the period in 2009 due to leap year in 2008. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for the three and six months ended June 30, 2009 totaled $16.6 million and $26.2 million compared to $6.3 million and $10.3 million for the same periods in 2008. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and six months ended June 30, 2009 increased $1.4 million, or 3.1%, and $3.8 million, or 4.1%, compared to the same periods in 2008. The increases were primarily due to increases in service charges on deposits partly offset by decreases in other charges, commissions and fees and other non-interest income. The increases in service charges on deposit accounts were primarily related to increased treasury management fees on commercial accounts. The decreases in other charges, commissions and fees were primarily related to decreases in investment banking fees related to corporate advisory services and commission income related to the sale of money market accounts, annuities and mutual funds. See further analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months and six ended June 30, 2009 increased $15.5 million, or 15.7%, and $24.3 million, or 12.3%, compared to the same periods in 2008. The increases were primarily due to increases in deposit insurance expense due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured depository institutions as of June 30, 2009. The increases in non-interest expense during the three and six months ended June 30, 2009 compared to the same periods in 2008 were also partly due to increases in salaries and wages, employee benefits, furniture and equipment expense and net occupancy partly offset by decreases in other non-interest expense and intangible amortization. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $7.1 million and $18.0 million during the three and six months ended June 30, 2009 and $7.0 million and $18.3 million during the three and six months ended June 30, 2008. Insurance commission revenues increased $92 thousand, or 1.4%, and decreased $316 thousand, or 1.7%, during the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three and six months ended June 30, 2009 decreased $4.7 million, or 66.2%, and $8.7 million, or 65.4%, compared to the same periods in 2008. The decrease during the three months ended June 30, 2009 was primarily due to a $3.8 million decrease in non-interest income, a $2.7 million decrease in net interest income and a $657 thousand increase in non-interest expense partly offset by a $2.5 million decrease in income tax expense. The decrease during the six months ended June 30, 2009 was primarily due to a $6.9 million decrease in non-interest income, a $4.9 million decrease in net interest income and a $1.6 million increase in non-interest expense partly offset by a $4.7 million decrease in income tax expense.

Net interest income for the three and six months ended June 30, 2009 decreased $2.7 million, or 50.7%, and $4.9 million, or 44.8%, compared to the same periods in 2008. The decrease in net interest income during the six months ended June 30, 2008 was due to a decrease in the average volume of funds provided due to a decrease in the average volume of FMGs repurchase agreements combined with a decrease in the funds transfer price received for providing those funds.

Non-interest income for the three and six months ended June 30, 2009 decreased $3.8 million, or 15.5%, and $6.9 million, or 14.3%, compared to the same periods in 2008. The decreases during the three and six months ended June 30, 2009 were primarily due to decreases in trust fees (down $2.3 million and $4.7 million, respectively) and other charges, commissions and fees (down $1.6 million and $2.0 million, respectively).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 70% and 69% of total trust fees for the first six months of 2009 and 2008, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decreases in trust fee income during the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily the result of decreases in investment fees, oil and gas trust management fees and custody fees. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decreases in other charges, commissions and fees during the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily due to decreases in commission income related to the sale of money market accounts, annuities and mutual funds and decreases in brokerage commissions partly offset by increases in mutual fund management fees related to Frost Investment Advisors, LLC, a newly formed registered investment advisor subsidiary of the Corporation.

Non-interest expense for the three and six months ended June 30, 2009 increased $657 thousand, or 3.4%, and $1.6 million, or 4.2%, compared to the same periods in 2008. The increase during the three months ended June 30, 2009 was primarily due to increases in salaries and wages and employee benefits (up $692 thousand on a combined basis). The increase during the six months ended June 30, 2009 was primarily due to an increase in salaries and wages and employee benefits (up $1.0 million on a combined basis) and other non-interest expense (up $386 thousand). The increase in salaries and wages and employee benefits was primarily the result of normal, annual merit increases, increases in incentive and stock-based compensation expense and expenses related to employee benefit plans. The increase in other non-interest expense was primarily due to sub-advisor costs for Frost Investment Advisors, LLC.

Non-Banks

The net loss for the Non-Banks operating segment increased $335 thousand and decreased $261 thousand for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Fluctuations in various categories of income and expense were not significant.

Income Taxes

The Corporation recognized income tax expense of $11.7 million and $27.1 million, for an effective tax rate of 23.6% and 24.7% for the three and six months ended June 30, 2009 compared to $22.9 million and $46.2 million, for an effective tax rate of 30.4% and 30.5% for the three and six months ended June 30, 2008. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2009 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

Average assets totaled $15.2 billion for the six months ended June 30, 2009 representing an increase of $1.7 billion, or 13.0%, compared to average assets for the same period in 2008. The increase was primarily reflected in interest-earning assets, which increased $1.6 billion, or 14.0%, during the first six months of 2009 compared to the same period in 2008. The increase was primarily due to a $743.8 million, or 9.2%, increase in average loans, a $599.4 million increase in average securities and a $281.7 million increase in average interest-bearing deposits and federal funds sold and resale agreements. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $11.8 billion for the first six months of 2009, increasing $1.4 billion, or 13.6%, compared to the same period in 2008. Average interest-bearing accounts decreased from 66.1% of average total deposits in 2008 to 65.7% of average total deposits in 2009.

Loans

Loans were as follows as of the dates indicated:

	June 30, 2009	Percent of Total	March 31, 2009	December 31, 2008	June 30, 2008
Commercial and industrial:
Commercial	$3,803,826	44.0%	$3,878,789	$3,950,648	$3,714,870
Leases	202,239	2.3	202,239	205,290	198,814
Asset-based	99,620	1.2	90,314	85,865	74,073

Total commercial and industrial	4,105,685	47.5	4,171,342	4,241,803	3,987,757
Real estate:
Construction:
Commercial	670,303	7.8	716,117	755,704	671,010
Consumer	47,523	0.5	53,472	55,947	67,059
Land:
Commercial	320,780	3.7	334,212	346,591	398,964
Consumer	1,605	—	1,664	1,716	1,978
Commercial mortgages	2,286,292	26.5	2,293,317	2,250,442	2,117,356
1-4 family residential mortgages	70,838	0.8	80,374	79,446	87,862
Home equity and other consumer	733,053	8.5	720,579	707,974	647,790

Total real estate	4,130,394	47.8	4,199,735	4,197,820	3,992,019
Consumer:
Indirect	951	—	1,065	1,186	1,550
Student loans held for sale	27,086	0.3	28,979	28,889	32,125
Other	349,216	4.0	343,164	348,455	326,431
Other	55,861	0.7	60,607	53,662	41,489
Unearned discount	(25,500)	(0.3)	(26,230)	(27,733)	(27,870)

Total loans	$8,643,693	100.0%	$8,778,662	$8,844,082	$8,353,501

Loans decreased $200.4 million, or 2.3%, compared to December 31, 2008. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.5% and 48.0% of total loans at June 30, 2009 and December 31, 2008, respectively while real estate loans made up 47.8% and 47.5% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $136.1 million, or 3.2%, from December 31, 2008 to June 30, 2009. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s), which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $518.6 million at June 30, 2009, decreasing $15.5 million, or 2.9%, from $534.1 million at December 31, 2008. At June 30, 2009, 63.8% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, and either an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans decreased $67.4 million, or 1.6%, during the first six months of 2009. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.3 billion at June 30, 2009 and represented 79.3% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2009, approximately 59% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

The consumer loan portfolio, including all consumer real estate, increased $6.7 million, or 0.5%, from December 31, 2008. As the following table illustrates as of the dates indicated, the consumer loan portfolio has five distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale, indirect consumer loans and 1-4 family residential mortgages.

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Consumer real estate:
Construction	$47,523	$53,472	$55,947	$67,059
Land	1,605	1,664	1,716	1,978
Home equity loans	303,465	312,959	320,220	303,507
Home equity lines of credit	154,776	141,151	122,608	101,174
Other consumer real estate	274,812	266,469	265,146	243,109

Total consumer real estate	782,181	775,715	765,637	716,827
Consumer non-real estate	349,216	343,164	348,455	326,431
Student loans held for sale	27,086	28,979	28,889	32,125
Indirect	951	1,065	1,186	1,550
1-4 family residential mortgages	70,838	80,374	79,446	87,862

Total consumer loans	$1,230,272	$1,229,297	$1,223,613	$1,164,795

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

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Non-accrual loans:
Commercial and industrial	$93,381	$53,815	$27,123	$20,478
Real estate	59,292	53,372	36,764	18,531
Consumer and other	16,132	7,046	1,287	1,476

Total non-accrual loans	168,805	114,233	65,174	40,485
Foreclosed assets:
Real estate	20,959	13,021	12,312	8,544
Other	519	512	554	602

Total foreclosed assets	21,478	13,533	12,866	9,146

Total non-performing assets	$190,283	$127,766	$78,040	$49,631

Non-performing assets as a percentage of:
Total loans and foreclosed assets	2.20%	1.45%	0.88%	0.59%
Total assets	1.21	0.83	0.52	0.36
Accruing past due loans:
30 to 89 days past due	$61,002	$82,099	$102,053	$56,721
90 or more days past due	41,112	25,016	19,751	11,898

Total accruing past due loans	$102,114	$107,115	$121,804	$68,619

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.70%	0.94%	1.16%	0.68%
90 or more days past due	0.48	0.28	0.22	0.14

Total accruing past due loans	1.18%	1.22%	1.38%	0.82%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at June 30, 2009 increased $112.2 million from December 31, 2008. In general, the increasing trend in non-performing assets is reflective of the current weak economic conditions. The increase in non-accrual commercial loans was partly related to the addition of six credit relationships with an aggregate total of $66.6 million. The increase in non-accrual real estate loans was primarily related to land development and 1-4 family residential construction credit relationships. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2009 and December 31, 2008, the Corporation had $27.7 million and $50.2 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At June 30, 2009, potential problem loans consisted of eight credit relationships. Of the total outstanding balance at June 30, 2009, 36.3% related to a customer in the credit collections industry, 26.0% related to four customers in the real estate lot development/single-family residential construction industry and 25.2% related to a customer in the energy industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $942 thousand and $1.6 million for the three and six months ended June 30, 2009, compared to $321 thousand and $606 thousand for the same periods in 2008.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$114,168	$110,244	$92,498	$110,244	$92,339
Provision for possible loan losses	16,601	9,601	6,328	26,202	10,333
Charge-offs:
Commercial and industrial	(3,626)	(2,894)	(2,279)	(6,520)	(6,037)
Real estate	(4,309)	(2,032)	(2,436)	(6,341)	(3,518)
Consumer and other	(2,595)	(2,634)	(1,824)	(5,229)	(3,650)

Total charge-offs	(10,530)	(7,560)	(6,539)	(18,090)	(13,205)
Recoveries:
Commercial and industrial	556	489	968	1,045	2,129
Real estate	257	21	17	278	430
Consumer and other	1,449	1,373	1,248	2,822	2,494

Total recoveries	2,262	1,883	2,233	4,145	5,053

Net charge-offs	(8,268)	(5,677)	(4,306)	(13,945)	(8,152)

Balance at end of period	$122,501	$114,168	$94,520	$122,501	$94,520

Ratio of allowance for possible loan losses to:
Total loans	1.42%	1.30%	1.13%	1.42%	1.13%
Non-accrual loans	72.6	99.94	233.47	72.6	233.47
Ratio of annualized net charge-offs to average total loans	0.38	0.26	0.21	0.32	0.20

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

The provision for possible loan losses totaled $16.6 million and $26.2 million during the three and six months ended June 30, 2009, compared to $6.3 million and $10.3 million during the three and six months ended June 30, 2008. The increases in the provision for possible loan losses were partly due to higher levels of net charge-offs and an increase in classified loans related to the weaker economic conditions. The weak economic conditions have particularly affected the performance of many of the Corporation’s land development and 1-4 family residential construction credit relationships. Net charge-offs during the three and six months ended June 30, 2009 increased $4.0 million and $5.8 million compared to the same periods in 2008. As a percentage of average loans, net charge-offs increased 17 basis points and 12 basis points during the three and six month ended June 30, 2009 compared to the same periods in 2008. The increase in net charge-offs is reflective of the increase in classified assets related to the deterioration of economic conditions. The ratio of the allowance for possible loan losses to total loans increased 17 basis points from 1.25% at December 31, 2008 to 1.42% at June 30, 2009, primarily to compensate for the increase in classified assets. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

Capital. At June 30, 2009, shareholders’ equity totaled $1.8 billion compared to $1.8 billion at December 31, 2008 and $1.5 billion at June 30, 2008. In addition to net income of $82.8 million, other significant changes in shareholders’ equity during the first six months of 2009 included $50.6 million of dividends paid, $7.9 million in proceeds from stock option exercises and the related tax benefits of $606 thousand and $6.4 million related to stock-based compensation. Additionally, the Corporation issued/sold $1.6 million in common stock held in treasury to the Corporation’s 401(k) plan. During the second quarter of 2009, the Corporation began to issue shares of the Corporation’s common stock directly to the Corporation’s 401(k) plan in connection with matching contributions. Additionally, the 401(k) plan began to purchase shares of the Corporation’s common stock directly from the Corporation utilizing proceeds from dividends that plan participants elected to reinvest in the Corporation’s common stock. Previously, the Corporation contributed the matching contributions in cash, which, along with the proceeds from dividends on the Corporation’s common stock, were then utilized to purchase shares of the Corporation’s common stock on the open market.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $122.0 million at June 30, 2009 compared to a net, after-tax, unrealized gain of $137.3 million at December 31, 2008. This fluctuation was primarily related to the after-tax effect of a change in the accumulated net gain/loss on effective cash flow hedges offset by the after-tax effect of a change in the unrealized gain/loss on securities available for sale during the first six months of 2009. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.42 and $0.43 per common share during the first and second quarters of 2009 and quarterly dividends of $0.40 and $0.42 per common share during the first and second quarters of 2008. This equates to a dividend payout ratio of 55.5% and 67.7% during the first and second quarters of 2009 and 44.6% and 47.1% during the first and second quarters of 2008.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends up-streamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Corporation’s bank subsidiary. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2009, Cullen/Frost had liquid assets, including unrestricted cash and securities purchased under resell agreements, totaling $68.0 million.

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

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date

(dollars in thousands - taxable-equivalent basis)

	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$391,357	$523	0.27%	$6,640	$120	3.63%
Federal funds sold and resell agreements	104,794	181	0.35	204,843	2,940	2.89
Securities:
Taxable	2,772,468	65,206	4.83	2,875,164	74,001	5.17
Tax-exempt	1,223,974	43,019	7.28	521,861	16,728	6.45

Total securities	3,996,442	108,225	5.57	3,397,025	90,729	5.36
Loans, net of unearned discounts	8,796,258	220,314	5.05	8,052,453	257,552	6.43

Total Earning Assets and Average Rate Earned	13,288,851	329,243	5.03	11,660,961	351,341	6.06
Cash and due from banks	581,403			649,440
Allowance for possible loan losses	(114,804)			(92,300)
Premises and equipment, net	282,543			225,569
Accrued interest and other assets	1,165,166			1,011,272

Total Assets	$15,203,159			$13,454,942

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,583,923			$3,188,141
Correspondent banks	376,835			284,902
Public funds	94,329			51,508

Total non-interest-bearing demand deposits	4,055,087			3,524,551
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,928,287	1,312	0.14	1,660,174	1,779	0.22
Money market deposit accounts	3,810,940	12,502	0.66	3,461,793	29,106	1.69
Time accounts	1,671,531	16,664	2.01	1,364,982	25,275	3.72
Public funds	356,791	912	0.52	393,831	4,084	2.09

Total interest-bearing deposits	7,767,549	31,390	0.81	6,880,780	60,244	1.76

Total deposits	11,822,636			10,405,331
Federal funds purchased and repurchase agreements	706,220	685	0.20	926,357	7,978	1.73
Junior subordinated deferrable interest debentures	136,084	3,625	5.33	136,186	3,697	5.43
Subordinated notes payable and other notes	250,000	8,159	6.53	250,000	8,159	6.53
Federal Home Loan Bank advances	222,873	3,326	3.01	9,558	272	5.72

Total Interest-Bearing Funds and Average Rate Paid	9,082,726	47,185	1.05	8,202,881	80,350	1.97

Accrued interest and other liabilities	272,729			176,982

Total Liabilities	13,410,542			11,904,414
Shareholders’ Equity	1,792,617			1,550,528

Total Liabilities and Shareholders’ Equity	$15,203,159			$13,454,942

Net interest income		$282,058			$270,991

Net interest spread			3.98%			4.09%

Net interest income to total average earning assets			4.30%			4.67%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	June 30, 2009			March 31, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$500,466	$261	0.21%	$281,036	$262	0.38%
Federal funds sold and resell agreements	84,193	62	0.30	125,623	119	0.38
Securities:
Taxable	2,885,548	32,105	4.57	2,658,131	33,101	5.10
Tax-exempt	1,377,897	23,947	7.23	1,068,341	19,071	7.35

Total securities	4,263,445	56,052	5.43	3,726,472	52,172	5.74
Loans, net of unearned discounts	8,783,964	110,711	5.06	8,808,689	109,604	5.05

Total Earning Assets and Average Rate Earned	13,632,068	167,086	4.96	12,941,820	162,157	5.10
Cash and due from banks	562,278			600,741
Allowance for possible loan losses	(116,881)			(112,705)
Premises and equipment, net	291,346			273,641
Accrued interest and other assets	1,150,239			1,177,005

Total Assets	$15,519,050			$14,880,502

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,693,553			$3,473,074
Correspondent banks	348,772			405,211
Public funds	95,569			93,075

Total non-interest-bearing demand deposits	4,137,894			3,971,360
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,993,706	739	0.15	1,862,141	573	0.12
Money market deposit accounts	3,940,620	5,735	0.58	3,679,819	6,767	0.75
Time accounts	1,779,054	7,946	1.79	1,562,814	8,718	2.26
Public funds	332,024	384	0.46	381,833	528	0.56

Total interest-bearing deposits	8,045,404	14,804	0.74	7,486,607	16,586	0.90

Total deposits	12,183,298			11,457,967
Federal funds purchased and repurchase agreements	632,671	298	0.19	780,587	387	0.20
Junior subordinated deferrable interest debentures	136,084	1,818	5.34	136,084	1,807	5.31
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	236,572	1,762	2.99	209,020	1,564	3.03

Total Interest-Bearing Funds and Average Rate Paid	9,300,731	22,761	0.98	8,862,298	24,424	1.11

Accrued interest and other liabilities	261,931			280,393

Total Liabilities	13,700,556			13,114,051
Shareholders’ Equity	1,818,494			1,766,451

Total Liabilities and Shareholders’ Equity	$15,519,050			$14,880,502

Net interest income		$144,325			$137,733

Net interest spread			3.98%			3.99%

Net interest income to total average earning assets			4.28%			4.33%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	December 31, 2008			September 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$321,769	$288	0.36%	$4,760	$21	1.76%
Federal funds sold and resell agreements	92,244	214	0.92	66,339	344	2.06
Securities:
Taxable	2,667,962	34,126	5.12	2,671,146	35,233	5.22
Tax-exempt	641,113	11,263	6.86	534,827	8,732	6.48

Total securities	3,309,075	45,389	5.46	3,205,973	43,965	5.43
Loans, net of unearned discounts	8,711,997	127,152	5.81	8,434,464	127,265	6.00

Total Earning Assets and Average Rate Earned	12,435,085	173,043	5.54	11,711,536	171,595	5.82
Cash and due from banks	725,816			616,544
Allowance for possible loan losses	(106,989)			(95,333)
Premises and equipment, net	255,143			243,524
Accrued interest and other assets	1,038,344			1,009,457

Total Assets	$14,347,399			$13,485,728

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,366,987			$3,240,146
Correspondent banks	366,631			307,133
Public funds	69,794			57,235

Total non-interest-bearing demand deposits	3,803,412			3,604,514
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,762,094	789	0.18	1,695,561	732	0.17
Money market deposit accounts	3,564,632	10,413	1.16	3,482,845	11,988	1.37
Time accounts	1,427,657	9,305	2.59	1,282,443	9,125	2.83
Public funds	351,611	902	1.02	336,310	1,373	1.62

Total interest-bearing deposits	7,105,994	21,409	1.20	6,797,159	23,218	1.36

Total deposits	10,909,406			10,401,673
Federal funds purchased and repurchase agreements	1,228,277	2,000	0.65	949,309	2,976	1.25
Junior subordinated deferrable interest debentures	136,084	1,738	5.11	136,084	1,537	4.52
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	6,580	109	6.60	8,839	130	5.85

Total Interest-Bearing Funds and Average Rate Paid	8,726,935	29,336	1.34	8,141,391	31,940	1.56

Accrued interest and other liabilities	170,183			167,154

Total Liabilities	12,700,530			11,913,059
Shareholders’ Equity	1,646,869			1,572,669

Total Liabilities and Shareholders’ Equity	$14,347,399			$13,485,728

Net interest income		$143,707			$139,655

Net interest spread			4.20%			4.26%

Net interest income to total average earning assets			4.60%			4.74%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	June 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$5,934	$47	3.19%
Federal funds sold and resell agreements	143,625	802	2.25
Securities:
Taxable	2,849,656	36,803	5.19
Tax-exempt	530,209	8,453	6.47

Total securities	3,379,865	45,256	5.39
Loans, net of unearned discounts	8,187,370	124,645	6.12

Total Earning Assets and Average Rate Earned	11,716,794	170,750	5.86
Cash and due from banks	649,457
Allowance for possible loan losses	(92,720)
Premises and equipment, net	230,336
Accrued interest and other assets	1,014,474

Total Assets	$13,518,341

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,200,533
Correspondent banks	280,274
Public funds	50,506

Total non-interest-bearing demand deposits	3,531,313
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,699,880	750	0.18
Money market deposit accounts	3,468,094	12,092	1.40
Time accounts	1,334,875	11,297	3.40
Public funds	382,219	1,631	1.72

Total interest-bearing deposits	6,885,068	25,770	1.51

Total deposits	10,416,381
Federal funds purchased and repurchase agreements	958,343	2,954	1.24
Junior subordinated deferrable interest debentures	136,084	1,591	4.68
Subordinated notes payable and other notes	250,000	4,079	6.53
Federal Home Loan Bank advances	9,087	133	5.89

Total Interest-Bearing Funds and Average Rate Paid	8,238,582	34,527	1.68

Accrued interest and other liabilities	175,940

Total Liabilities	11,945,835
Shareholders’ Equity	1,572,506

Total Liabilities and Shareholders’ Equity	$13,518,341

Net interest income		$136,223

Net interest spread			4.18%

Net interest income to total average earning assets			4.68%

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

As of June 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.0% and 2.0%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.2% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2009 was considered remote given current interest rate levels. As of June 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would not result in any significant variance in net interest income relative to the base case over the next 12 months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 0.7% relative to the base case over the next 12 months. The likelihood of a 200 basis point decrease in interest rates as of June 30, 2008 was considered to be remote given current interest rate levels.

During the fourth quarter of 2007, the Corporation entered into certain interest rate swap contracts that were designated as hedging instruments in cash flow hedges that effectively fixed the interest rates on $1.2 billion of variable-rate loans. These actions resulted in a decrease in the Corporation’s sensitivity to changes in interest rates during 2008. See Note 17 - Derivative Financial Instruments in the 2008 Form 10-K. The Corporation’s increased sensitivity to increases in interest rates during 2009 was primarily the result of growth in loans which diluted the neutralizing effect of the interest rate swaps. The Corporation’s increased sensitivity to decreases in interest rates during 2009 is primarily the result of projected pre-payments of mortgage-backed securities, which would then be reinvested at lower yields.

As of June 30, 2009, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 2.2% negative variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.6% positive variance in net interest income.

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2009 to April 30, 2009	—	$—	—	—
May 1, 2009 to May 31, 2009	—	—	—	—
June 1, 2009 to June 30, 2009	—	—	—	—

	—		—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Corporation’s Annual Meeting of Shareholders held on April 23, 2009, shareholders voted on the following matters:

(1)	To elect four Class III director nominees to serve until the 2010 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld
Class I
Crawford H. Edwards	50,850,012	503,758
Ruben M. Escobedo	50,399,342	954,428
Patrick B. Frost	50,687,285	666,485
David J. Haemisegger	49,660,055	1,693,715
Robert S. McClane	50,660,647	693,123

Other directors whose term of office as a director continued after the meeting were as follows:

Class II (Terms Expiring in 2010)	Class III (Terms Expiring in 2011)
Richard W. Evans, Jr.	R. Denny Alexander
Karen E. Jennings	Carlos Alvarez
Richard M. Kleberg III	Royce S. Caldwell
Horace Wilkins, Jr.	Ida Clement Steen

(2)	To approve an amendment to the Cullen/Frost Bankers, Inc. 2005 Omnibus Incentive Plan.

Total Votes For	42,905,648
Total Votes Against	3,516,467
Total Abstentions	128,904

(3)	To ratify the selection of Ernst & Young LLP to act as independent auditors of the Corporation for the fiscal year that began January 1, 2009.

Total Votes For	50,816,143
Total Votes Against	519,357
Total Abstentions	18,270

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: July 22, 2009	By: /s/ Phillip D. Green
Phillip D. Green
Group Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)