Form 10-Q
period 2009-09-30
CULLEN FROST BANKERS INC
filed 2009-10-21
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

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

As of October 15, 2009, there were 59,940,184 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

September 30, 2009

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$107,578	$125,446	$325,382	$379,164
Securities:
Taxable	30,214	35,233	95,420	109,234
Tax-exempt	16,989	5,632	44,556	16,411
Interest-bearing deposits	692	21	1,215	141
Federal funds sold and resell agreements	17	344	198	3,284

Total interest income	155,490	166,676	466,771	508,234

Interest expense:
Deposits	13,593	23,218	44,983	83,462
Federal funds purchased and repurchase agreements	243	2,976	928	10,954
Junior subordinated deferrable interest debentures	1,814	1,537	5,439	5,234
Other long-term borrowings	5,851	4,209	17,336	12,640

Total interest expense	21,501	31,940	68,686	112,290

Net interest income	133,989	134,736	398,085	395,944
Provision for possible loan losses	16,940	18,940	43,142	29,273

Net interest income after provision for possible loan losses	117,049	115,796	354,943	366,671

Non-interest income:
Trust fees	16,755	19,749	49,599	57,071
Service charges on deposit accounts	26,395	22,642	76,457	63,869
Insurance commissions and fees	8,505	8,261	26,362	26,434
Other charges, commissions and fees	6,845	10,723	19,895	27,150
Net gain (loss) on securities transactions	—	78	49	(26)
Other	10,991	15,862	34,999	43,626

Total non-interest income	69,491	77,315	207,361	218,124

Non-interest expense:
Salaries and wages	58,591	57,803	171,907	167,475
Employee benefits	13,445	10,677	42,468	36,702
Net occupancy	11,111	10,342	32,665	30,080
Furniture and equipment	11,133	9,657	32,158	27,789
Deposit insurance	4,643	1,859	20,686	2,812
Intangible amortization	1,564	1,976	5,064	5,977
Other	31,747	30,658	93,074	92,267

Total non-interest expense	132,234	122,972	398,022	363,102

Income before income taxes	54,306	70,139	164,282	221,693
Income taxes	9,607	21,174	36,742	67,401

Net income	$44,699	$48,965	$127,540	$154,292

Earnings per common share:
Basic	$0.75	$0.83	$2.14	$2.62
Diluted	0.75	0.83	2.14	2.61

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2009	December 31, 2008	September 30, 2008
Assets:
Cash and due from banks	$425,047	$656,339	$944,214
Interest-bearing deposits	1,355,129	495,867	4,547
Federal funds sold and resell agreements	9,115	85,125	180,026

Total cash and cash equivalents	1,789,291	1,237,331	1,128,787

Securities held to maturity, at amortized cost	6,351	6,948	7,144
Securities available for sale, at estimated fair value	4,531,687	3,554,529	3,170,655
Trading account securities	14,914	14,552	25,371
Loans, net of unearned discounts	8,518,608	8,844,082	8,595,986
Less: Allowance for possible loan losses	(123,122)	(110,244)	(107,109)

Net loans	8,395,486	8,733,838	8,488,877
Premises and equipment, net	313,271	267,025	248,419
Goodwill	527,684	526,567	526,876
Other intangible assets, net	20,933	24,266	26,579
Cash surrender value of life insurance policies	124,270	121,197	119,974
Accrued interest receivable and other assets	434,338	547,889	318,802

Total assets	$16,158,225	$15,034,142	$14,061,484

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$4,426,907	$4,152,348	$3,817,314
Interest-bearing deposits	8,494,831	7,356,589	6,800,906

Total deposits	12,921,738	11,508,937	10,618,220

Federal funds purchased and repurchase agreements	452,921	1,073,279	1,286,449
Junior subordinated deferrable interest debentures	136,084	136,084	256,581
Other long-term borrowings	486,566	256,577	136,084
Accrued interest payable and other liabilities	255,030	295,738	153,290

Total liabilities	14,252,339	13,270,615	12,450,624

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares issued	602	602	602
Additional paid-in capital	599,984	589,065	589,010
Retained earnings	1,125,059	1,080,160	1,053,129
Accumulated other comprehensive income (loss), net of tax	197,061	137,294	17,771
Treasury stock, 307,948 shares, 820,429 shares and 937,447 shares, at cost	(16,820)	(43,594)	(49,652)

Total shareholders’ equity	1,905,886	1,763,527	1,610,860

Total liabilities and shareholders’ equity	$16,158,225	$15,034,142	$14,061,484

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
Total shareholders’ equity at beginning of period	$1,763,527	$1,477,088

Cumulative effect of adoption of a new accounting principle on January 1, 2008	—	(240)

Comprehensive income:
Net income	127,540	154,292
Other comprehensive income (loss):
Change in accumulated gain/loss on effective cash flow hedging derivatives of $(43,416) in 2009 and $34,937 in 2008, net of tax effect of $(15,196) in 2009 and $12,228 in 2008	(28,220)	22,709
Change in unrealized gain/loss on securities available for sale of $132,241 in 2009 and $2,813 in 2008, net of reclassification adjustment of $(49) in 2009 and $26 in 2008 and tax effect of $46,267 in 2009 and $994 in 2008	85,925	1,845
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans of $3,173 in 2009 and $922 and 2008, net of tax effect of $1,111 in 2009 and $323 in 2008	2,062	599

Total other comprehensive income	59,767	25,153

Total comprehensive income	187,307	179,445

Stock option exercises (417,425 shares in 2009 and 1,041,600 shares in 2008)	15,855	34,469
Stock compensation expense recognized in earnings	9,488	7,435
Tax benefits related to stock compensation, includes excess tax benefits of $630 in 2009 and $7,231 in 2008	1,431	7,776
Purchase of treasury stock (404,315 shares in 2008)	—	(21,918)
Treasury stock issued/sold to the 401(k) stock purchase plan (95,056 shares in 2009)	4,600	—
Cash dividends ($1.28 per share in 2009 and $1.24 per share in 2008)	(76,322)	(73,195)

Total shareholders’ equity at end of period	$1,905,886	$1,610,860

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net income	$127,540	$154,292
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	43,142	29,273
Deferred tax expense (benefit)	(6,492)	(5,359)
Accretion of loan discounts	(11,130)	(9,171)
Securities premium amortization (discount accretion), net	1,829	529
Net (gain) loss on securities transactions	(49)	26
Depreciation and amortization	27,099	24,650
Net (gain) loss on sale of loans held for sale and other assets	1,695	(2,340)
Stock-based compensation expense	9,488	7,435
Tax benefits from stock-based compensation	801	545
Excess tax benefits from stock-based compensation	(630)	(7,231)
Earnings on life insurance policies	(3,723)	(3,743)
Net change in:
Trading account securities	(362)	(13,458)
Student loans held for sale	4,660	31,439
Accrued interest receivable and other assets	78,099	(1,251)
Accrued interest payable and other liabilities	(58,410)	15,411

Net cash from operating activities	213,557	221,047

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	597	978
Securities available for sale:
Purchases	(11,616,333)	(3,287,822)
Sales	9,947	888,295
Maturities, calls and principal repayments	10,759,640	2,638,171
Net change in loans	277,925	(871,391)
Net cash paid in acquisitions	(1,205)	(229)
Proceeds from sales of premises and equipment	70	1,284
Purchases of premises and equipment	(62,458)	(43,711)
Benefits received on life insurance policies	650	—
Proceeds from sales of repossessed properties	5,319	4,800

Net cash from investing activities	(625,848)	(669,625)

Financing Activities:
Net change in deposits	1,412,801	88,547
Net change in short-term borrowings	(620,358)	353,377
Proceeds from long-term borrowings	230,000	—
Principal payments on long-term borrowings	(11)	(7,658)
Proceeds from stock option exercises	15,855	34,469
Excess tax benefits from stock-based compensation arrangements	630	7,231
Purchase of treasury stock	—	(21,918)
Treasury stock sold to the 401(k) stock purchase plan	1,656	—
Cash dividends paid	(76,322)	(73,195)

Net cash from financing activities	964,251	380,853

Net change in cash and cash equivalents	551,960	(67,725)
Cash and equivalents at beginning of period	1,237,331	1,196,512

Cash and equivalents at end of period	$1,789,291	$1,128,787

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 3, 2009 (the “2008 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. The Corporation has evaluated subsequent events for potential recognition and/or disclosure through October 21, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Cash Flow Reporting. Cash paid for interest totaled $75.9 million and $124.8 million during the nine months ended September 30, 2009 and 2008. Cash paid for income taxes totaled $59.2 million and $65.0 million during the nine months ended September 30, 2009 and 2008. Significant non-cash transactions during the nine months ended September 30, 2009 and 2008 included transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures totaling $25.7 million during 2009 and $9.8 million during 2008, common stock issued to the Corporation’s 401(k) plan in connection with matching contributions totaling $2.9 million during 2009 and loans to facilitate the sale of other real estate owned totaling $1.8 million in 2009.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the nine months ended September 30, 2009 and 2008 is reported in the accompanying consolidated statements of changes in shareholders’ equity. The Corporation had comprehensive income of $119.7 million and $81.7 million for the three months ended September 30, 2009 and 2008. Comprehensive income during the three months ended September 30, 2009 included net after-tax gains of $70.2 million due to an increase in the net unrealized gain on securities available for sale and $4.2 million due to a change in the accumulated gain/loss on cash flow hedging derivatives. Comprehensive income during the three months ended September 30, 2008 included net after-tax gains of $12.7 million due to a decrease in the net unrealized loss on securities available for sale and $19.8 million due to a change in the accumulated gain/loss on cash flow hedging derivatives.

Earnings Per Share. Effective January 1, 2009, the Corporation adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards and deferred stock units are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under FASB ASC Topic 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
Residential mortgage-backed securities issued by U.S. government agencies and corporations	$5,351	$139	$—	$5,490	$5,948	$60	$60	$5,948
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$6,351	$139	$—	$6,490	$6,948	$60	$60	$6,948

Securities Available for Sale:
U. S. Treasury	$424,169	$976	$—	$425,145	$24,927	$72	$—	$24,999
Residential mortgage-backed securities issued by U.S. government agencies and corporations	2,219,412	105,582	1	2,324,993	2,495,596	65,558	283	2,560,871
States and political subdivisions	1,620,813	113,323	60	1,734,076	908,793	26,823	4,543	931,073
Other	47,473	—	—	47,473	37,586	—	—	37,586

Total	$4,311,867	$219,881	$61	$4,531,687	$3,466,902	$92,453	$4,826	$3,554,529

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above. Securities with a carrying value totaling $1.8 billion at September 30, 2009 and $2.5 billion at December 31, 2008 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from sales	$—	$32,100	$9,947	$888,295
Gross realized gains	—	83	49	5,917
Gross realized losses	—	5	—	5,943

As of September 30, 2009, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale
Residential mortgage-backed securities	$45	$—	$322	$1	$367	$1
States and political subdivisions	27,475	60	—	—	27,475	60

Total	$27,520	$60	$322	$1	$27,842	$61

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of September 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2009 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,000	$282,720	$283,262
Due after one year through five years	—	—	272,673	276,056
Due after five years through ten years	—	—	125,497	133,095
Due after ten years	—	—	1,364,092	1,466,808
Mortgage-backed securities	5,351	5,490	2,219,412	2,324,993
Equity securities	—	—	47,473	47,473

Total	$6,351	$6,490	$4,311,867	$4,531,687

Trading account securities, at estimated fair value, were as follows:

	September 30, 2009	December 31, 2008
U.S. Treasury	$14,914	$14,489
Equity securities	—	63

	$14,914	$14,552

The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $546 thousand and $1.5 million during the three and nine months ended September 30, 2009 and $741 thousand and $1.9 million during the three and nine months ended September 30, 2008.

Note 3 - Loans

Loans were as follows:

	September 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total	September 30, 2008	Percentage of Total
Commercial and industrial:
Commercial	$3,710,928	43.6%	$3,950,648	44.7%	$3,815,826	44.4%
Leases	198,813	2.3	205,290	2.3	198,774	2.3
Asset-based	121,091	1.4	85,865	1.0	103,400	1.2

Total commercial and industrial	4,030,832	47.3	4,241,803	48.0	4,118,000	47.9

Real estate:
Construction:
Commercial	661,289	7.8	755,704	8.6	677,035	7.9
Consumer	37,905	0.4	55,947	0.6	58,888	0.7
Land:
Commercial	289,181	3.4	346,591	3.9	370,935	4.3
Consumer	1,751	—	1,716	—	1,892	—
Commercial mortgages	2,289,835	26.9	2,250,442	25.5	2,200,798	25.6
1-4 family residential mortgages	67,036	0.8	79,446	0.9	83,099	1.0
Home equity and other consumer	740,833	8.7	707,974	8.0	688,153	8.0

Total real estate	4,087,830	48.0	4,197,820	47.5	4,080,800	47.5

Consumer:
Student loans held for sale	24,358	0.3	28,889	0.3	32,097	0.4
Other	353,345	4.2	349,641	3.9	345,105	4.0
Other	46,284	0.5	53,662	0.6	47,238	0.5
Unearned discounts	(24,041)	(0.3)	(27,733)	(0.3)	(27,254)	(0.3)

Total loans	$8,518,608	100.0%	$8,844,082	100.0%	$8,595,986	100.0%

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2009, other than energy, which totaled approximately 10.4%, of total loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers domiciled in Mexico as well as certain non-U.S. dollar denominated loans and commitments to borrowers domiciled in the United States. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2009 or December 31, 2008.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $191.8 million at September 30, 2009 and $65.2 million at December 31, 2008. Accruing loans past due more than 90 days totaled $32.7 million at September 30, 2009 and $19.8 million at December 31, 2008.

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

Impaired loans were as follows:

	September 30, 2009	December 31, 2008	September 30, 2008
Balance of impaired loans with no allocated allowance	$90,165	$38,095	$22,235
Balance of impaired loans with an allocated allowance	92,638	20,849	17,260

Total recorded investment in impaired loans	$182,803	$58,944	$39,495

Amount of the allowance allocated to impaired loans	$28,251	$8,188	$6,181

The impaired loans included in the table above were primarily comprised of collateral dependent commercial and commercial real estate loans. The average recorded investment in impaired loans was $171.1 million and $126.8 million for the three and nine months ended September 30, 2009 and $36.7 million and $28.2 million for the three and nine months ended September 30, 2008. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at the beginning of the period	$122,501	$94,520	$110,244	$92,339
Provision for possible loan losses	16,940	18,940	43,142	29,273
Net charge-offs:
Losses charged to the allowance	(18,987)	(8,093)	(37,077)	(21,298)
Recoveries of loans previously charged off	2,668	1,742	6,813	6,795

Net charge-offs	(16,319)	(6,351)	(30,264)	(14,503)

Balance at the end of the period	$123,122	$107,109	$123,122	$107,109

Note 5 - Goodwill and Other Intangible Assets

Goodwill. Goodwill totaled $527.7 million at September 30, 2009 and $526.6 million at December 31, 2008. The increase in goodwill was related to purchase accounting adjustments related to the acquisitions of a Dallas-based insurance agency on March 1, 2009 and a San Marcos-based insurance agency on July 1, 2009.

Other Intangible Assets. Other intangible assets totaled $20.9 million at September 30, 2009 including $17.3 million related to core deposits, $3.2 million related to customer relationships and $493 thousand related to non-compete agreements. Other intangible assets totaled $24.3 million at December 31, 2008 including $21.3 million related to core deposits, $2.5 million related to customer relationships and $515 thousand related to non-compete agreements. The changes in intangibles related to customer relationships and non-compete agreements, net of amortization, were related to the aforementioned acquisitions.

Amortization expense related to intangible assets totaled $1.6 million and $5.1 million during the three and nine months ended September 30, 2009 and totaled $2.0 million and $6.0 million during the three and nine months ended September 30, 2008. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2009 is as follows:

Remainder of 2009	$1,472
2010	5,125
2011	4,299
2012	3,500
2013	2,729
Thereafter	3,808

$20,933

Note 6 - Deposits

Deposits were as follows:

	September 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total	September 30, 2008	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$3,972,598	30.7%	$3,593,390	31.2%	$3,303,191	31.1%
Correspondent banks	316,215	2.5	468,632	4.1	435,880	4.1
Public funds	138,094	1.1	90,326	0.8	78,243	0.8

Total non-interest-bearing demand deposits	4,426,907	34.3	4,152,348	36.1	3,817,314	36.0

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,106,872	16.3	1,898,303	16.5	1,715,707	16.1
Money market accounts	4,411,682	34.1	3,543,487	30.8	3,475,607	32.7
Time accounts under $100,000	808,931	6.3	884,214	7.7	591,535	5.6
Time accounts of $100,000 or more	775,337	6.0	633,972	5.5	697,871	6.6
Public funds	392,009	3.0	396,613	3.4	320,186	3.0

Total interest-bearing deposits	8,494,831	65.7	7,356,589	63.9	6,800,906	64.0

Total deposits	$12,921,738	100.0%	$11,508,937	100.0%	$10,618,220	100.0%

At September 30, 2009 and December 31, 2008, interest-bearing public funds deposits included $194.3 million and $215.9 million in savings and interest checking accounts, $72.2 million and $116.1 million in money market accounts, $3.3 million and $4.1 million in time accounts under $100 thousand and $122.3 million and $60.5 million in time accounts of $100 thousand or more.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Brokered money market deposits totaled $105.2 million at September 30, 2009 and $49.5 million at December 31, 2008. CDARS deposits totaled $200.1 million at September 30, 2009 and $13.3 million at December 31, 2008. Deposits from foreign sources, primarily Mexico, totaled $738.7 million at September 30, 2009 and $653.4 million at December 31, 2008.

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

The weighted-average rate on the advances was 1.03% at September 30, 2009. Concurrent with the advances, the Corporation entered into three separate interest rate swap transactions that effectively fix the interest rates on the advances at a weighted-average rate of 2.85%. See Note 10 - Derivative Financial Instruments for additional information related to the interest rate swaps.

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.4 billion at September 30, 2009 and $4.8 billion at December 31, 2008.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $251.5 million at September 30, 2009 and $288.4 million at December 31, 2008.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The Corporation had deferred standby letter of credit fees totaling $1.3 million at September 30, 2009 and $1.4 million at December 31, 2008, which represents the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.0 million and $15.3 million for the three and nine months ended September 30, 2009 and $4.5 million and $13.8 million for the three and nine months ended September 30, 2008. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2008. See the 2008 Form 10-K for information regarding these commitments.

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $132 million of trust preferred securities issued by unconsolidated subsidiary trusts. Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $30 million of the Corporation’s aggregate $150 million of 6.875% subordinated notes payable (of which the permissible portion decreases 20% per year during the final five years of the term of the notes) and a permissible portion of the allowance for possible loan losses. The Corporation’s aggregate $100 million of 5.75% fixed-to-floating rate subordinated notes are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2009
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,555,642	13.72%	$907,045	8.00%	N/A	N/A
Frost Bank	1,440,707	12.72	906,252	8.00	$1,132,816	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,302,520	11.49	453,523	4.00	N/A	N/A
Frost Bank	1,287,585	11.37	453,126	4.00	679,689	6.00
Leverage Ratio
Cullen/Frost	1,302,520	8.47	615,151	4.00	N/A	N/A
Frost Bank	1,287,585	8.38	614,550	4.00	768,188	5.00

December 31, 2008
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,489,046	12.58%	$946,579	8.00%	N/A	N/A
Frost Bank	1,392,351	11.78	945,853	8.00	$1,182,316	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,218,802	10.30	473,289	4.00	N/A	N/A
Frost Bank	1,222,107	10.34	472,926	4.00	709,389	6.00
Leverage Ratio
Cullen/Frost	1,218,802	8.80	554,281	4.00	N/A	N/A
Frost Bank	1,222,107	8.83	553,796	4.00	692,245	5.00

Cullen/Frost believes that, as of September 30, 2009, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of September 30, 2009, that Cullen/Frost and Frost Bank met all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At September 30, 2009, Frost Bank could pay aggregate dividends of up to $254.5 million to Cullen/Frost without prior regulatory approval.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2009 and December 31, 2008 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	September 30, 2009		December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$138,511	$(11,423)	$157,835	$(15,777)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	1,200,000	128,495	1,200,000	191,087
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(7,781)	120,000	(10,316)
Interest rate swaps on FHLB advances	230,000	15,297	—	—

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	619,629	42,476	587,540	61,248
Commercial loan/lease interest rate swaps	619,629	(42,694)	587,540	(61,248)
Commercial loan/lease interest rate caps	23,164	958	4,236	1
Commercial loan/lease interest rate caps	23,164	(958)	4,236	(1)
Commercial loan/lease interest rate floors	3,164	61	4,236	95
Commercial loan/lease interest rate floors	3,164	(61)	4,236	(95)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.85%	0.31%
Cash flow hedge interest rate swaps on variable-rate loans	3.25	7.56
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.91
Cash flow hedge interest rate swaps on FHLB advances	2.85	0.88
Non-hedging interest rate swaps	1.66	5.11
Non-hedging interest rate swaps	5.11	1.66

The weighted-average strike rates for interest rate caps and floors outstanding at September 30, 2009 were as follows:

Non-hedging commercial loan/lease interest rate caps	3.15%
Non-hedging commercial loan/lease interest rate floors	3.29

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

	Notional Units	September 30, 2009		December 31, 2008
		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	104	$1,025	153	$2,268
Oil	Barrels	104	(1,002)	153	(2,230)
Natural gas	MMBTUs	345	425	1,640	1,642
Natural gas	MMBTUs	345	(416)	1,640	(1,590)

Non-hedging commodity options:
Oil	Barrels	1,204	8,400	1,184	23,295
Oil	Barrels	1,204	(8,400)	1,184	(23,268)
Natural gas	MMBTUs	8,180	5,408	4,300	2,656
Natural gas	MMBTUs	8,180	(5,408)	4,300	(2,656)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2009 and December 31, 2008.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,484)	$(786)	$(4,441)	$(2,243)
Amount of (gain) loss included in other non-interest expense	23	15	419	2

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$13,214	$7,581	$39,237	$19,307
Amount of gain (loss) recognized in other comprehensive income	27,460	38,084	(23,388)	54,243

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,028	—	2,503	—
Amount of gain (loss) recognized in other comprehensive income	(2,655)	—	387	—

Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to interest expense on other long-term borrowings	1,114	—	2,552	—
Amount of gain (loss) recognized in other comprehensive income	(7,295)	—	13,767	—

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $87.8 million at September 30, 2009 and $116.0 million at December 31, 2008.

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

Amounts included in the consolidated statements of income related to non-hedging interest rate and commodity derivative instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Non-hedging interest rate derivatives:
Other non-interest income	$249	$126	$879	$1,258
Other non-interest expense	155	—	238	—

Non-hedging commodity derivatives:
Other non-interest income	35	54	277	109

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $45.9 million at September 30, 2009. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation’s credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties was approximately $1.7 million at September 30, 2009. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $16.4 million at September 30, 2009. At such date, the Corporation also had $6.8 million in cash collateral on deposit with other financial institution counterparties.

Note 11 - Earnings Per Common Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested stock awards and deferred stock units, though no actual shares of common stock related to deferred stock units have been issued. Non-vested stock awards and deferred stock units are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Corporation’s common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Distributed earnings allocated to common stock	$25,619	$24,760	$76,016	$72,901
Undistributed earnings allocated to common stock	18,899	24,008	51,012	80,773

Net earnings allocated to common stock	$44,518	$48,768	$127,028	$153,674

Weighted-average shares outstanding for basic earnings per common share	59,537,287	58,932,372	59,353,464	58,735,792
Dilutive effect of stock compensation	91,162	297,996	68,985	360,991

Weighted-average shares outstanding for diluted earnings per common share	59,628,449	59,230,368	59,422,449	59,096,783

Note 12 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

	Shares Available for Grant	Non-Vested Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2009	963,825	229,000	$52.16	4,272,050	$49.98

Shares authorized - 2005 Plan	3,310,725	—	—	—	—
Granted	(7,238)	—	—	—	—
Stock options exercised	—	—	—	(417,425)	37.98
Stock awards vested	—	—	—	—	—
Forfeited	21,000	—	—	(21,000)	52.81
Cancelled/expired	(3,475)	—	—	(5,875)	52.13

Balance, September 30, 2009	4,284,837	229,000	52.16	3,827,750	51.27

During the second quarter of 2009, the Corporation awarded non-employee directors a total of 7,238 deferred stock units. As of September 30, 2009, 12,688 deferred stock units were outstanding. Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held.

The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock.

During the nine months ended September 30, 2009 and 2008, proceeds from stock option exercises totaled $15.9 million and $34.5 million. During the nine months ended September 30, 2009, all of the shares issued in connection with stock option exercises were issued from available treasury stock.

Stock-based compensation expense totaled $3.1 million and $9.5 million during the three and nine months ended September 30, 2009 and $2.4 million and $7.4 million during the three and nine months ended September 30, 2008. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $15.2 million at September 30, 2009, while unrecognized stock-based compensation expense related to non-vested stock awards totaled $4.9 million at September 30, 2009.

Note 13 -Defined Benefit Plans

The components of the combined net periodic benefit cost for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected return on plan assets, net of expenses	$(2,281)	$(2,310)	$(6,844)	$(6,930)
Interest cost on projected benefit obligation	1,993	1,935	5,979	5,806
Net amortization and deferral	1,057	307	3,173	922

Net periodic benefit cost	$769	$(68)	$2,308	$(202)

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2009. The Corporation does not expect to make any contributions during the remainder of 2009.

Note 14 - Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current income tax expense	$10,897	$27,481	$43,234	$72,760
Deferred income tax expense (benefit)	(1,290)	(6,307)	(6,492)	(5,359)

Income tax expense as reported	$9,607	$21,174	$36,742	$67,401

Effective tax rate	17.7%	30.2%	22.4%	30.4%

Net deferred tax liabilities totaled $87.0 million at September 30, 2009 and $61.3 million at December 31, 2008. No valuation allowance was recorded against deferred tax assets at September 30, 2009 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

Note 15 - Operating Segments

The Corporation is managed under a matrix organizational structure whereby significant lines of business, including Banking and the Financial Management Group (FMG), overlap a regional reporting structure. The regions are primarily based upon geographic location and include Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley, San Antonio and Statewide. The Corporation is primarily managed based on the line of business structure. In that regard, all regions have the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines for products and services are the same across all regions. The regional reporting structure is primarily a means to scale the lines of business to provide a local, community focus for customer relations and business development.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2009	$184,157	$22,336	$(3,013)	$203,480
September 30, 2008	183,216	30,948	(2,113)	212,051

Nine months ended:
September 30, 2009	$544,439	$69,582	$(8,575)	$605,446
September 30, 2008	532,006	89,998	(7,936)	614,068

Net income (loss):
Three months ended:
September 30, 2009	$44,901	$1,789	$(1,991)	$44,699
September 30, 2008	42,924	7,417	(1,376)	48,965

Nine months ended:
September 30, 2009	$127,912	$6,404	$(6,776)	$127,540
September 30, 2008	140,062	20,748	(6,518)	154,292

Note 16 - Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury	$425,145	$—	$—	$425,145
U.S. government agencies and corporations	—	2,324,993	—	2,324,993
States and political subdivisions	—	1,734,076	—	1,734,076
Other	—	47,473	—	47,473
Trading account securities:
U.S. Treasury	14,914	—	—	14,914
Derivative assets	—	201,356	1,189	202,545
Derivative liabilities	—	78,143	—	78,143

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2009:

Balance, beginning of period	$—
Transfers into Level 3	1,354
Net unrealized gains included in other assets	53
Net realized losses included in non-interest expense	(218)

Balance, end of period	$1,189

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the nine months ended September 30, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $11.8 million were reduced by specific valuation allowance allocations during the nine months ended September 30, 2009 totaling $3.1 million to a total reported fair value of $8.7 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $34.7 million were reduced by specific valuation allowance allocations during the nine months ended September 30, 2009 totaling $12.8 million to a total reported fair value of $21.9 million based on collateral valuations utilizing Level 3 valuation inputs.

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

During the nine months ended September 30, 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $25.7 million (utilizing Level 2 valuation inputs) during the nine months ended September 30, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Corporation recognized charge-offs of the allowance for possible loan losses totaling $4.1 million. Foreclosed assets totaling $2.9 million were remeasured at fair value subsequent to initial recognition during the nine months ended September 30, 2009. In connection with the remeasurement of these assets, the Corporation recognized losses, included in other non-interest expense, totaling $1.1 million during the nine months ended September 30, 2009.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

The estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,789,291	$1,789,291	$1,237,331	$1,237,331
Securities	4,552,952	4,553,091	3,576,029	3,576,029
Loans, net	8,395,486	8,435,222	8,733,838	8,776,473
Cash surrender value of life insurance policies	124,270	124,270	121,197	121,197
Interest rate swaps on variable rate loans designated as hedges of cash flows	128,495	128,495	191,087	191,087
Non-hedging commercial loan/lease interest rate swaps, caps and floors	43,495	43,495	61,344	61,344
Interest rate swaps on FHLB advances	15,297	15,297	—	—
Commodity and foreign exchange derivatives	15,258	15,258	29,861	29,861
Accrued interest receivable	50,013	50,013	55,632	55,632

Financial liabilities:
Deposits	12,904,458	12,908,734	11,508,937	11,515,591
Federal funds purchased and repurchase agreements	452,921	452,921	1,073,279	1,073,279
Junior subordinated deferrable interest debentures	136,084	136,084	136,084	136,084
Subordinated notes payable and other borrowings	486,566	483,870	256,577	210,336
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	7,781	7,781	10,316	10,316
Commercial loan/lease interest rate swaps designated as hedges of fair value	11,423	11,423	15,777	15,777
Non-hedging commercial loan/lease interest rate swaps, caps and floors	43,713	43,713	61,344	61,344
Commodity and foreign exchange derivatives	15,230	15,230	29,744	29,744
Accrued interest payable	12,745	12,745	20,006	20,006

Note 17 - New Authoritative Accounting Guidance

As discussed in Note 1 - Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Corporation adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. See Note 1 - Significant Accounting Policies.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Corporation’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Corporation on January 1, 2009 and the required disclosures are reported in Note 10 - Derivative Financial Instruments.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Corporation’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 16 - Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008, included in the 2008 Form 10-K. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.

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

Overview

A discussion of the Corporation’s results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions and, as such, their related results of operations are included from the date of acquisition.

Results of Operations

Net income totaled $44.7 million, or $0.75 diluted per share, for the three months ended September 30, 2009 compared to $49.0 million, or $0.83 diluted per share, for the three months ended September 30, 2008 and $37.9 million, or $0.63 diluted per share, for the three months ended June 30, 2009. Net income totaled $127.5 million, or $2.14 diluted per share, for the nine months ended September 30, 2009 compared to $154.3 million, or $2.61 diluted per share, for the nine months ended September 30, 2008.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Taxable-equivalent net interest income	$144,915	$144,325	$139,655	$426,972	$410,647
Taxable-equivalent adjustment	10,926	9,861	4,919	28,887	14,703

Net interest income	133,989	134,464	134,736	398,085	395,944
Provision for possible loan losses	16,940	16,601	18,940	43,142	29,273

Net interest income after provision for possible loan losses	117,049	117,863	115,796	354,943	366,671
Non-interest income	69,491	68,006	77,315	207,361	218,124
Non-interest expense	132,234	136,289	122,972	398,022	363,102

Income before income taxes	54,306	49,580	70,139	164,282	221,693
Income taxes	9,607	11,721	21,174	36,742	67,401

Net income	$44,699	$37,859	$48,965	$127,540	$154,292

Earnings per common share - basic	$0.75	$0.64	$0.83	$2.14	$2.62
Earnings per common share - diluted	0.75	0.63	0.83	2.14	2.61
Dividends per common share	0.43	0.43	0.42	1.28	1.24

Return on average assets	1.11%	0.98%	1.44%	1.10%	1.53%
Return on average equity	9.70	8.35	12.39	9.45	13.23
Average shareholder’s equity to average total assets	11.40	11.72	11.66	11.65	11.57

Net income decreased $4.3 million, or 8.7%, for the three months ended September 30, 2009 and decreased $26.8 million, or 17.3%, for nine months ended September 30, 2009 compared to the same periods in 2008. The decrease during the three months ended September 30, 2009 was primarily the result of a $9.3 million increase in non-interest expense, a $7.8 million decrease in non-interest income and a $747 thousand decrease in net interest income partly offset by an $11.6 million decrease in income tax expense and a $2.0 million decrease in the provision for possible loan losses. The decrease during the nine months ended September 30, 2009 was primarily the result of a $34.9 million increase in non-interest expense, a $13.9 million increase in the provision for possible loan losses and a $10.8 million decrease in non-interest income partly offset by a $30.7 million decrease in income tax expense and a $2.1 million increase in net interest income.

Net income for the third quarter of 2009 increased $6.8 million, or 18.1%, from the second quarter of 2009. The increase was primarily the result of a $4.1 million decrease in non-interest expense, a $1.5 million increase in non-interest income and a $2.1 million decrease in income tax expense partly offset by a $475 thousand decrease in net interest income and a $339 thousand increase in the provision for possible loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 65.7% of total revenue during the first nine months of 2009. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased

200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During the first nine months of 2009, the prime interest rate remained at 3.25% for the entire period. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2009, the one-month and three-month U.S. dollar LIBOR rates were 0.25% and 0.29%, respectively, while at September 30, 2008, the one-month and three-month U.S. dollar LIBOR rates were 3.93% and 4.05%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 to 200 basis in the fourth quarter to end the year at zero to 0.25%. During the first nine months of 2009, the intended federal funds rate remained at zero to 0.25% for the entire period.

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

	Third Quarter 2009 vs. Third Quarter 2008	Third Quarter 2009 vs. Second Quarter 2009	First Nine Months 2009 vs. First Nine Months 2008
Due to changes in average volumes	$24,742	$4,822	$27,011
Due to changes in average interest rates	(19,482)	(5,807)	(9,187)
Due to difference in the number days in each of the comparable periods	—	1,575	(1,499)

Total change	$5,260	$590	$16,325

Taxable-equivalent net interest income for the three months ended September 30, 2009 increased $5.3 million, or 3.8%, compared to the same period in 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the three months ended September 30, 2009 increased $2.4 billion, or 20.6%, compared to the same period in 2008. Over the same time frame, the net interest margin decreased 62 basis points from 4.74% in 2008 to 4.12% in 2009.

Taxable-equivalent net interest income for the nine months ended September 30, 2009 increased $16.3 million, or 4.0%, compared to the same period in 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin and the effect of a decrease in the number of days in the first nine months of 2009 due to a leap year in 2008. The average volume of interest-earning assets for the first nine months of 2009 increased $1.9 billion, or 16.2%, compared to the same period in 2008. Over the same time frame, the net interest margin decreased 45 basis points from 4.69% in 2008 to 4.24% in 2009. Taxable-equivalent net interest income for the first nine months of 2009 included 273 days compared to 274 days for the first nine months of 2008. The additional day added approximately $1.5 million to taxable-equivalent net interest income during the first nine months of 2008. Excluding the impact of the additional day during the first nine months of 2008 results in an effective increase in taxable-equivalent net interest income of approximately $17.8 million during the first nine months of 2009 compared to the same period in 2008. This effective increase was the result of the aforementioned increase in the average volume of interest-earning assets. The net interest margin decreased during the first nine months of 2009 compared to the same period in 2008 in part due to the decrease in market interest rates discussed above. The net interest margin was also partly impacted by an increase in the proportion of average interest-earning assets invested in lower yielding interest-bearing deposits during 2009 compared to 2008. The average yield on interest-earning assets decreased 106 basis points from 5.98% during the first nine months of 2008 to 4.92% during the first nine months of 2009, while the average cost of funds decreased 84 basis points from 1.83% during the first nine months of 2008 to 0.99% during the first nine months of 2009. The effect of lower average market interest rates on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

Taxable-equivalent net interest income for the third quarter of 2009 increased $590 thousand, or 0.41%, from the second quarter of 2009. The increase primarily resulted from an increase in the average volume of interest-earning assets combined with the impact of an additional day in third quarter of 2009 compared to the second quarter of 2009 partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the third quarter of 2009 increased $488.9 million, or 3.6%, compared to the second quarter of 2009. The net interest margin decreased 16 basis points from 4.28% in the second quarter of 2009 to 4.12% in the third quarter of 2009. The decrease in the net interest margin was partly due to an increase in the proportion of average interest-earning assets invested in lower yielding interest-bearing deposits and a decrease in the proportion of average interest-earning assets invested in higher yielding loans during the third quarter. As previously stated, taxable-equivalent net interest income for the third quarter of 2009 was also impacted by an increase in the number of days compared to the second quarter of 2009. Taxable-equivalent net interest income for the third quarter of 2009 included 92 days compared to 91 days for the second quarter of 2009. The additional day added approximately $1.6 million to taxable-equivalent net interest income during the third quarter of 2009. Excluding the impact of the additional day during the third quarter of 2009 results in an effective decrease in taxable-equivalent net interest income of approximately $985 thousand during the third quarter of 2009 which was primarily related to the aforementioned decrease in the net interest margin.

The average yield on interest-earning assets totaled 4.92% during the nine months ended September 30, 2009 compared to 5.98% during the nine months ended September 30, 2008. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates decreased to historically low levels during 2008 and remained at those levels during the first nine months of 2009. The average volume of loans increased $543.3 million during the nine months ended September 30, 2009 compared to the same period in 2008. Loans made up approximately 64.3% of average interest-earning assets during the first nine months of 2009 compared to 70.1% during the first nine months of 2008. The average yield on loans was 5.04% during the nine months ended September 30, 2009 compared to 6.28% during the nine months ended September 30, 2008. The average volume of securities increased $803.5 million during the nine months ended September 30, 2009 compared to the same period in 2008. Securities made up approximately 30.5% of average interest-earning assets during the nine months ended September 30, 2009 compared to 28.5% during the nine months ended September 30, 2008. The average yield on securities was 5.48% during the nine months ended September 30, 2009 compared to 5.39% during the nine months ended September 30, 2008. The increase in the average yield on securities during the first nine months ended September 30, 2009 compared to the same period in 2008 resulted as the Corporation had a larger proportion of securities invested in higher-yielding, tax-exempt municipal securities. Average federal funds sold, resell agreements and interest-bearing deposits during the nine months ended September 30, 2009 increased $544.4 million compared to the same period in 2008. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 5.2% of average interest-earning assets during the nine months ended September 30, 2009 compared to 1.4% during the same period in 2008. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.27% during the nine months ended September 30, 2009 compared to 2.78% during the same period in 2008.

Average deposits increased $1.7 billion during the first nine months of 2009 compared to the same period in 2008. Average interest-bearing deposits for the first nine months of 2009 increased $1.1 billion compared to the same period in 2008. The ratio of average interest-bearing deposits to total average deposits was 65.8% during the first nine months of 2009 compared to 65.9% during the same period in 2008. The average cost of interest-bearing deposits and total deposits was 0.75% and 0.49% during the first nine months of 2009 compared to 1.63% and 1.07% during the first nine months of 2008. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.93% during the first nine months of 2009 compared to 4.15% during the first nine months of 2008. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $16.9 million and $43.1 million for the three and nine months ended September 30, 2009 compared to $18.9 million and $29.3 million for the three and nine months ended September 30, 2008. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Trust fees	$16,755	$16,875	$19,749	$49,599	$57,071
Service charges on deposit accounts	26,395	25,152	22,642	76,457	63,869
Insurance commissions and fees	8,505	7,106	8,261	26,362	26,434
Other charges, commissions and fees	6,845	6,288	10,723	19,895	27,150
Net gain (loss) on securities transactions	—	49	78	49	(26)
Other	10,991	12,536	15,862	34,999	43,626

Total	$69,491	$68,006	$77,315	$207,361	$218,124

Total non-interest income for the three and nine months ended September 30, 2009 decreased $7.8 million, or 10.1%, and $10.8 million, or 4.9%, compared to the same periods in 2008. Total non-interest income for the third quarter of 2009 increased $1.5 million, or 2.2%, compared to the second quarter of 2009. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three and nine months ended September 30, 2009 decreased $3.0 million, or 15.2%, and $7.5 million, or 13.1%, compared to the same periods in 2008. Investment fees are the most significant component of trust fees, making up approximately 73% and 68% of total trust fees for the first nine months of 2009 and 2008, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The decrease in trust fee income during the three months ended September 30, 2009 compared to the same period in 2008 was primarily the result of decreases in oil and gas trust management fees (down $1.9 million), investment fees (down $365 thousand), estate fees (down $299 thousand) and securities lending income (down $202 thousand). The decrease in trust fee income during the nine months ended September 30, 2009 compared to the same period in 2008 was primarily the result of decreases in oil and gas trust management fees (down $3.5 million), investment fees (down $2.9 million) and custody fees (down $602 thousand). The decreases in oil and gas trust management fees were primarily due to decreases in oil and natural gas prices, which impacted the amount of royalties received and decreases in new lease bonuses. The decrease in investment and custody fees was primarily due to the general decline in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the first nine months of 2009 have been lower on average compared to the first nine months of 2008. Nonetheless, the Corporation has been successful with business development activities and customer retention, which has helped dampen the effect of the lower average equity valuations.

Trust fee income for the third quarter of 2009 did not significantly fluctuate compared to the second quarter of 2009 as an increase in investment fees (up $950 thousand) was mostly offset by decreases in tax fees (down $741 thousand) and securities lending income (down $255 thousand).

At September 30, 2009, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (43.6% of trust assets), equity securities (36.0% of trust assets) and cash equivalents (13.2% of trust assets). The estimated fair value of trust assets was $22.3 billion (including managed assets of $10.2 billion and custody assets of

$12.1 billion) at September 30, 2009, compared to $21.7 billion (including managed assets of $9.9 billion and custody assets of $11.8 billion) at December 31, 2008 and $23.1 billion (including managed assets of $10.2 billion and custody assets of $12.9 billion) at September 30, 2008.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2009 increased $3.8 million, or 16.6%, and $12.6 million, or 19.7%, compared to the same periods in 2008. The increases were primarily related to service charges on commercial accounts, which increased $3.1 million and $11.3 million during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because average market interest rates were lower during the first nine months of 2009 compared to the first nine months of 2008, deposit balances have become less valuable and are yielding a lower earnings credit rate. As a result, customers are paying for more of their services through fees rather than with earnings credits applied to their deposit balances.

Service charges on deposit accounts for the third quarter of 2009 increased $1.2 million, or 4.9%, compared to the second quarter of 2009. The increase was primarily due to a $633 thousand increase in overdraft/insufficient funds charges on consumer accounts and a $405 thousand increase in service charges on commercial accounts. These increases were partly related to deposit growth. Overdraft/insufficient funds charges totaled $11.0 million during the third quarter of 2009, including $8.8 million related to consumer accounts and $2.2 million related to commercial accounts.

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended September 30, 2009 increased $244 thousand, or 3.0%, compared to the same period in 2008. Insurance commissions and fees for the nine months ended September 30, 2009 did not significantly fluctuate compared to the same period in 2008. The increase for the three month period is related to an increase in commission income (up $270 thousand). This increase was primarily due to the impact of new commission revenues from agency acquisitions in the first and third quarters of 2009.

Insurance commissions and fees include contingent commissions totaling $114 thousand and $3.7 million during the three and nine months ended September 30, 2009 and $140 thousand and $3.7 million during the three and nine months ended September 30, 2008. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.8 million and $3.0 million during the nine months ended September 30, 2009 and 2008. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $113 thousand and $853 thousand during the three and nine months ended September 30, 2009 and $139 thousand and $630 thousand during the three and nine months ended September 30, 2008.

Insurance commissions and fees for the third quarter of 2009 increased $1.4 million, or 19.7%, compared to the second quarter of 2009. The increase was primarily related to higher commission income (up $1.5 million) primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2009 decreased $3.9 million, or 36.2%, and $7.3 million, or 26.7%, compared to the same periods in 2008. The decrease during the three months ended September 30, 2009 was primarily due to a decrease in investment banking fees related to corporate advisory services (down $2.6 million) and decreases in commission income related to the sale of money market accounts (down $1.0 million) and annuities (down $281 thousand), as well as decreases in various other categories of service charges. The decrease in other charges, commissions and fees during the nine months ended September 30, 2009 was primarily due to a decrease in investment banking fees related to corporate advisory services (down $4.2 million) and decreases in commission income related to the sale of money market accounts (down $2.0 million), annuities (down $847 thousand) and mutual funds (down $690 thousand), as well as decreases in various other categories of service charges. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter. Decreases in commission income related to the sale of money market accounts, annuities and mutual funds are partly related to decreases in volumes due to weaker market conditions. Additionally, the decrease in commission income related to the sale of money market accounts was also related to a reduction in marketing fees paid by fund companies.

Other charges, commissions and fees for the third quarter of 2009 increased $557 thousand, or 8.9%, compared to the second quarter of 2009. The increase was primarily due to increases in unused commitment balance fees (up $274 thousand) and commission income related to mutual funds (up $168 thousand), as well as increases in various other categories of service charges. The increase was partially offset by decreases in commission income related to the sale of money market accounts (down $213 thousand).

Net Gain/Loss on Securities Transactions. The Corporation sold available-for-sale securities with an amortized cost totaling $9.9 million during the nine months ended September 30, 2009. The Corporation realized a net gain of $49 thousand on those sales. The Corporation sold available-for-sale securities with an amortized cost totaling $888.3 million during the nine months ended September 30, 2008. The Corporation realized a net loss of $26 thousand on those sales. A large part of the securities sales during 2008 were related to a restructuring of the Corporation’s securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime rate. The proceeds from the sales were reinvested in longer-term securities with higher yields. Other securities sales in 2008 were primarily related to liquidity management purposes in support of loan growth and increasing risks associated with unsecured, non-mortgage-backed securities issued by U.S. government agencies and corporations.

Other Non-Interest Income. Other non-interest income decreased $4.9 million, or 30.7%, for the three months ended September 30, 2009 compared to the same period in 2008. Contributing to the decrease were decreases in sundry income from various miscellaneous items (down $2.5 million), gains on sale of assets (down $1.1 million), mineral interest income (down $725 thousand) and lease rental income (down $333 thousand). These decreases were partly offset by an increase in income from check card usage (up $220 thousand). Sundry income from various miscellaneous items generally includes various one-time, non-recurring items. During the third quarter of 2008, sundry income included $2.2 million in income recognized from the collection of loan interest and other charges written-off in prior years. Also, during the third quarter of 2008, gains on the sale of assets included a $1.1 million gain related to a tract of land sold in connection with an eminent domain condemnation, while mineral interest income included $459 thousand related to a new lease bonus. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation.

Other non-interest income decreased $8.6 million, or 19.8%, for the nine months ended September 30, 2009 compared to the same period in 2008. Contributing to the decrease were decreases in sundry income from various miscellaneous items (down $3.3 million), gains on the sale of student loans (down $1.6 million), earnings on cashier check balances (down $1.4 million), gains on sale of assets (down $1.1 million), lease rental income (down $760 thousand) and income from securities trading and customer derivative activities (down $518 thousand). These decreases were partly offset by an increase in income from check card usage (up $946 thousand). During the first quarter of 2008, sundry income from various miscellaneous items included $1.9 million related to the partial redemption of shares received from the VISA, Inc. initial public offering resulting from the Corporation’s membership interest in VISA USA. A portion of the shares allocated to the Corporation in the initial public offering were withheld to cover the costs and liabilities associated with certain litigation for which the Corporation, based on its prior proportionate membership interest in VISA USA, was obligated to indemnify VISA under its indemnification agreement with VISA USA. Since a portion of the shares allocated to the Corporation in the initial public offering were withheld, the Corporation was not required to make any cash payments related to the indemnification agreement. As such, the indemnification accrual related to certain pending litigation was reversed during the first quarter of 2008 and included in the aforementioned $1.9 million of income. During the third quarter of 2008, sundry income included the aforementioned $2.2 million in income recognized from the collection of loan interest and other charges written-off in prior years. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Sales of student loans during 2009 have been limited as the Corporation’s student loan servicer has not been able to obtain the necessary funding required to purchase the loans. Earnings on cashier check balances decreased as the Corporation began maintaining cashiers check balances in-house during the second quarter of 2008. While the Corporation no longer receives third-party fees on cashier check balances, maintaining such balances in-house provides investable funds from which the Corporation derives interest income. The decrease in gains on the sale of assets was primarily related to the aforementioned tract of land sold during the third quarter of 2008.

Other non-interest income for the third quarter of 2009 decreased $1.5 million or 12.3%, compared to the second quarter of 2009. Contributing to the decrease were decreases in income from securities trading and customer derivative activities (down $372 thousand), mineral interest income (down $342 thousand) and lease rental income (down $208 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Salaries and wages	$58,591	$56,540	$57,803	$171,907	$167,475
Employee benefits	13,445	13,783	10,677	42,468	36,702
Net occupancy	11,111	10,864	10,342	32,665	30,080
Furniture and equipment	11,133	10,662	9,657	32,158	27,789
Deposit insurance	4,643	11,667	1,859	20,686	2,812
Intangible amortization	1,564	1,719	1,976	5,064	5,977
Other	31,747	31,054	30,658	93,074	92,267

Total	$132,234	$136,289	$122,972	$398,022	$363,102

Total non-interest expense for the three and nine months ended September 30, 2009 increased $9.3 million, or 7.5%, and $34.9 million, or 9.6%, compared to the same periods in 2008. Total non-interest expense for the third quarter of 2009 decreased $4.1 million, or 3.0%, compared to the second quarter of 2009. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2009 increased $788 thousand, or 1.4%, and $4.4 million, or 2.6%, compared to the same periods in 2008. The increases were primarily related to normal annual merit increases, increases in headcount, decreases in cost deferrals related to lending activity and an increase in stock-based compensation expense. The increases in these items were partly offset by a decrease in incentive compensation expense (down $1.2 million and $5.5 million for the three and nine months ended September 30, 2009, respectively).

Salaries and wages expense for the third quarter of 2009 increased $2.1 million, or 3.6%, compared to the second quarter of 2009. The increase was primarily related to normal annual merit increases, increases in headcount, increases in incentive compensation expense and commissions related to higher insurance revenues.

Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2009 increased $2.8 million, or 25.9%, and $5.8 million, or 15.7%, compared to the same periods in 2008. The increase during the three months ended September 30, 2009 was primarily related to increases in expenses related to the Corporation’s 401(k) and profit sharing plans (up $905 thousand), an increase in medical insurance expense (up $861 thousand) and expenses related to the Corporation’s defined benefit retirement and restoration plans (up $837 thousand). The increase during the nine months ended September 30, 2009 was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and restoration plans (up $2.5 million), expenses related to the Corporation’s 401(k) and profit sharing plans (up $1.6 million) and medical insurance expense (up $1.2 million).

Employee benefits expense for the third quarter of 2009 decreased $338 thousand, or 2.5%, compared to the second quarter of 2009 primarily due to decreases in payroll taxes (down $315 thousand).

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The aforementioned increases in expenses related to the Corporation’s defined benefit retirement plan during the three and nine months ended September 30, 2009 were partly the result of a weaker return on plan assets during 2008.

Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2009 increased $769 thousand, or 7.4%, and $2.6 million, or 8.6%, compared to the same periods in 2008. The increase during the three months ended September 30, 2009 was primarily related to increases in lease expense (up $502 thousand) and property taxes (up $355 thousand) offset by decreases in utilities expense (down $191 thousand) and building maintenance (down $153 thousand). The increase during the nine months ended September 30, 2009 was primarily due to increases in lease expense (up $1.4 million) and property taxes (up $527 thousand) as well as increases in various other categories of net occupancy expense. The increases in these items were partly related to the additional costs associated with new branch locations. Net occupancy expense for the third quarter of 2009 increased $247 thousand, or 2.3%, compared to the second quarter of 2009 primarily due to increases in property taxes (up $318 thousand) and utilities expense (up $250 thousand) offset by decreases in lease expense (down $160 thousand) and building maintenance (down $105 thousand).

Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2009 increased $1.5 million, or 15.3%, and $4.4 million, or 15.7%, compared to the same periods in 2008. The increase during the three months ended September 30, 2009 was primarily related to increases in software amortization expense (up $685 thousand), depreciation expense related to furniture and fixtures (up $518 thousand) and software maintenance expense (up $164 thousand). The increase during the nine months ended September 30, 2009 was primarily related to increases in software amortization expense (up $1.9 million), depreciation expense related to furniture and fixtures (up $1.1 million) and software maintenance expense (up $1.1 million). The increases in software amortization and software maintenance expense were primarily related to certain applications related to data management, internet banking, treasury management and teller/retail delivery systems. The increases in depreciation expense related to furniture and fixtures were partly related to new branch locations. Furniture and equipment expense for the third quarter of 2009 increased $471 thousand, or 4.4%, compared to the second quarter of 2009 primarily due to increases in depreciation expense related to furniture and fixtures (up $282 thousand), software maintenance expense (up $117 thousand) and software amortization expense (up $113 thousand).

Deposit Insurance. Deposit insurance expense for the three and nine months ended September 30, 2009 increased $2.8 million and $17.9 million compared to the same periods in 2008. Deposit insurance expense during the third quarter of 2009 decreased $7.0 million compared to the second quarter of 2009. The increases in deposit insurance expense during 2009 compared to 2008 were due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009. With regard to the increase in fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. The increase in deposit insurance expense during the nine months ended September 30, 2009 compared to the same period a year ago was also partly related to the Corporation’s utilization of available credits to offset assessments during the first nine months of 2008. The increases were also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250 thousand under the Temporary Liquidity Guaranty Program.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during the nine months ended September 30, 2009 included $7.3 million recognized in the second quarter related to the special assessment. The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment would also be capped at 10 basis points of domestic deposits. The Corporation cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond the Corporation’s control.

In September 2009, the FDIC proposed a rule that will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. If the rule is finalized as proposed, the Corporation expects to be required to pay approximately $62 million in prepaid risk-based assessments.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2009 decreased $412 thousand, or 20.9% and $913 thousand, or 15.3% compared to the same periods in 2008. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three and nine months ended September 30, 2009 increased $1.1 million, or 3.6%, and $807 thousand, or 0.9%, compared to the same periods in 2008. Significant components of the increase during the three months ended September 30, 2009 included losses on the sale/write-down of foreclosed assets

(up $1.3 million) and property tax expense on foreclosed assets (up $624 thousand). These increases were primarily related to a significant increase in real estate foreclosures in 2009 as a result of weaker economic conditions. The increases in the aforementioned items were partly offset by decreases in sundry expense from various miscellaneous items (down $1.4 million). Sundry expense from various miscellaneous items during the third quarter of 2008 included $1.0 million for costs related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas and $410 thousand related to a lease settlement agreement.

Significant components of the increase during the nine months ended September 30, 2009 included property taxes expense on foreclosed assets (up $1.7 million), losses on the sale/write-down of foreclosed assets (up $1.4 million), cost deferrals related to lending activity (down $816 thousand), advertising/promotions expense (up $711 thousand), losses on ineffective hedges and customer derivative contracts (up $417 thousand and $228 thousand, respectively) and sub-advisor investment management fees related to Frost Investment Advisors, LLC (up $441 thousand). The increases in the aforementioned items were offset by decreases in sundry expense from various miscellaneous items (down $3.1 million), amortization of net deferred costs related to loan commitments (down $753 thousand), correspondent bank service charge expense (down $554 thousand) and travel expense (down $543 thousand). Sundry expense from various miscellaneous items for 2008 included $1.1 million related to a settlement of certain patent infringement claims and the aforementioned $1.0 million and $410 thousand accruals for costs related to Hurricane Ike and the lease settlement.

Total other non-interest expense for the third quarter of 2009 increased $693 thousand, or 2.2%, compared to the second quarter of 2009. The increase was primarily related to losses on the sale/write-down of foreclosed assets (up $1.7 million) offset by a decreases in professional services expense (down $566 thousand), losses on ineffective hedges (down $371 thousand), outside director stock compensation expense (down $330 thousand) and advertising/promotions expense (down $277 thousand). The decrease in advertising/promotions expense was primarily related to a concentrated advertising campaign that took place in the second quarter. The decrease in outside director stock compensation expense was related to a regular, annual director award of deferred stock units that occurred in the second quarter.

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

	Three Months Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Banking	$44,901	$38,056	$42,924	$127,912	$140,062
Financial Management Group	1,789	2,390	7,417	6,404	20,748
Non-Banks	(1,991)	(2,587)	(1,376)	(6,776)	(6,518)

Consolidated net income	$44,699	$37,859	$48,965	$127,540	$154,292

Banking

Net income for the three and nine months ended September 30, 2009 increased $2.0 million, or 4.6%, and decreased $12.2 million, or 8.7%, respectively, compared to the same periods in 2008. The increase during the three months ended September 30, 2009 was primarily the result of an $8.1 million decrease in income tax expense, a $3.2 million increase in net interest income and a $2.0 million decrease in the provision for possible loan losses partly offset by a $9.1 million increase in non-interest expense and a $2.2 million decrease in non-interest income. The decrease during the nine months ended September 30, 2009 was primarily the result of a $33.4 million increase in non-interest expense and a $13.9 million increase in the provision for possible loan losses partly offset by a $22.7 million decrease in income tax expense, a $10.9 million increase in net interest income and a $1.5 million increase in non-interest income.

Net interest income for the three and nine months ended September 30, 2009 increased $3.2 million, or 2.4%, and $10.9 million, or 2.8%, compared to the same periods in 2008. The increases were for the most part the result of increases in the average volume of earning assets partly offset by decreases the net interest margin. The increase for the nine months ended September 30, 2009 was partly impacted by a decrease in the number of days during the period in 2009 due to leap year in 2008. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for the three and nine months ended September 30, 2009 totaled $16.9 million and $43.1 million compared to $18.9 million and $29.3 million for the same periods in 2008. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and nine months ended September 30, 2009 decreased $2.2 million, or 4.4%, and increased $1.5 million, or 1.1%, respectively, compared to the same periods in 2008. The decrease during the three months ended September 30, 2009 was primarily due to decreases in other non-interest income and other charges commissions and fees partly offset by an increase in service charges on deposit accounts. The increase during the nine months ended September 30, 2009 was primarily due to an increase in service charges on deposit accounts partly offset by decreases in other non-interest income and other charges commissions and fees. The increases in service charges on deposit accounts were primarily related to increased treasury management fees on commercial accounts. The decreases in other charges, commissions and fees were primarily related to decreases in investment banking fees related to corporate advisory services and commission income related to the sale of money market accounts, annuities and mutual funds. See further analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months and nine ended September 30, 2009 increased $9.1 million, or 8.9%, and $33.4 million, or 11.1%, compared to the same periods in 2008. The increases were primarily due to increases in deposit insurance expense due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured depository institutions as of June 30, 2009. The increases in non-interest expense during the three and nine months ended September 30, 2009 compared to the same periods in 2008 were also partly due to increases in salaries and wages, employee benefits, furniture and equipment expense and net occupancy expense. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $8.5 million and $26.5 million during the three and nine months ended September 30, 2009 and $8.3 million and $26.6 million during the three and nine months ended September 30, 2008. Insurance commission revenues increased $244 thousand, or 3.0%, and decreased $72 thousand, or 0.3%, during the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three and nine months ended September 30, 2009 decreased $5.6 million, or 75.9%, and $14.3 million, or 69.1%, compared to the same periods in 2008. The decrease during the three months ended September 30, 2009 was primarily due to a $5.0 million decrease in non-interest income and a $3.6 million decrease in net interest income partly offset by a $3.0 million decrease in income tax expense. The decrease during the nine months ended September 30, 2009 was primarily due to an $11.9 million decrease in non-interest income, an $8.5 million decrease in net interest income and a $1.7 million increase in non-interest expense partly offset by a $7.7 million decrease in income tax expense.

Net interest income for the three and nine months ended September 30, 2009 decreased $3.6 million, or 67.7%, and $8.5 million, or 52.3%, compared to the same periods in 2008. The decreases in net interest income were due to decreases in the average volume of funds provided due to a decrease in the average volume of FMGs repurchase agreements combined with a decrease in the funds transfer price received for providing those funds.

Non-interest income for the three and nine months ended September 30, 2009 decreased $5.0 million, or 19.5%, and $11.9 million, or 16.1%, compared to the same periods in 2008. The decreases during the three and nine months ended September 30, 2009 were primarily due to decreases in trust fees (down $3.1 million and $7.8 million, respectively) and other charges, commissions and fees (down $1.6 million and $3.6 million, respectively).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 73% and 68% of total trust fees for the first nine months of 2009 and 2008, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decreases in trust fee income during the three and nine months ended September 30, 2009 compared to the same periods in 2008 were primarily the result of decreases in oil and gas trust management fees and investment fees and, to a lesser extent, estate fees and securities lending income during the three months ended September 30, 2009 and custody fees during the nine months ended September 30, 2009. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decrease in other charges, commissions and fees during the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to decreases in commission income related to the sale of money market accounts and annuities and a decrease in account management fees related to a line of business that was discontinued. The decrease in other charges, commissions and fees during the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to decreases in commission income related to the sale of money market accounts, annuities and mutual funds and a decrease in account management fees related to a line of business that was discontinued offset by an increase in mutual fund management fees related to Frost Investment Advisors, LLC. Decreases in commission income related to the sale of money market accounts, annuities and mutual funds are partly related to decreases in volumes due to weaker market conditions. Additionally, the decrease in commission income related to the sale of money market accounts was also related to a reduction in marketing fees paid by fund companies.

Non-interest expense for the three months ended September 30, 2009 did not significantly fluctuate while non-interest expense for the nine months ended September 30, 2009 increased $1.7 million, or 2.8%, compared to the same periods in 2008. The increase during the nine months ended September 30, 2009 was primarily due to an increase in salaries and wages and employee benefits (up $1.1 million on a combined basis) and other non-interest expense (up $332 thousand). The increase in salaries and wages and employee benefits was primarily the result of normal, annual merit increases, increases in incentive and stock-based compensation expense and expenses related to employee benefit plans. The increase in other non-interest expense was primarily due to sub-advisor costs for Frost Investment Advisors, LLC.

Non-Banks

The net loss for the Non-Banks operating segment increased $615 thousand and $258 thousand for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The increased losses were largely related to decreases in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation. During the third quarter 2008, mineral interest income included $459 thousand related to a new lease bonus.

Income Taxes

The Corporation recognized income tax expense of $9.6 million and $36.7 million, for an effective tax rate of 17.7% and 22.4% for the three and nine months ended September 30, 2009 compared to $21.2 million and $67.4 million, for an effective tax rate of 30.2% and 30.4% for the three and nine months ended September 30, 2008. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2009 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

Average assets totaled $15.5 billion for the nine months ended September 30, 2009 representing an increase of $2.0 billion, or 15.0%, compared to average assets for the same period in 2008. The increase was primarily reflected in interest-earning assets, which increased $1.9 billion, or 16.2%, during the first nine months of 2009 compared to the same period in 2008. The increase was primarily due to a $803.5 million increase in average securities, a $626.8 million increase in average interest-bearing deposits and federal funds sold and resale agreements and a $543.3 million increase in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $12.2 billion for the first nine months of 2009, increasing $1.7 billion, or 16.8%, compared to the same period in 2008. Average interest-bearing accounts decreased from 65.9% of average total deposits in 2008 to 65.8% of average total deposits in 2009.

Loans

Loans were as follows as of the dates indicated:

	September 30, 2009	Percent of Total	June 30, 2009	December 31, 2008	September 30, 2008
Commercial and industrial:
Commercial	$3,710,928	43.6%	$3,803,826	$3,950,648	$3,815,826
Leases	198,813	2.3	202,239	205,290	198,774
Asset-based	121,091	1.4	99,620	85,865	103,400

Total commercial and industrial	4,030,832	47.3	4,105,685	4,241,803	4,118,000

Real estate:
Construction:
Commercial	661,289	7.8	670,303	755,704	677,035
Consumer	37,905	0.4	47,523	55,947	58,888
Land:
Commercial	289,181	3.4	320,780	346,591	370,935
Consumer	1,751	—	1,605	1,716	1,892
Commercial mortgages	2,289,835	26.9	2,286,292	2,250,442	2,200,798
1-4 family residential mortgages	67,036	0.8	70,838	79,446	83,099
Home equity and other consumer	740,833	8.7	733,053	707,974	688,153

Total real estate	4,087,830	48.0	4,130,394	4,197,820	4,080,800

Consumer:
Student loans held for sale	24,358	0.3	27,086	28,889	32,097
Other	353,345	4.2	350,167	349,641	345,105
Other	46,284	0.5	55,861	53,662	47,238
Unearned discount	(24,041)	(0.3)	(25,500)	(27,733)	(27,254)

Total loans	$8,518,608	100.0%	$8,643,693	$8,844,082	$8,595,986

Loans decreased $325.5 million, or 3.7%, compared to December 31, 2008. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 47.3% and 48.0% of total loans at September 30, 2009 and December 31, 2008, respectively while real estate loans made up 48.0% and 47.5% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $211.0 million, or 5.0%, from December 31, 2008 to September 30, 2009. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s), which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $481.0 million at September 30, 2009, decreasing $53.1 million, or 9.9%, from $534.1 million at December 31, 2008. At September 30, 2009, 63.6% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, and either an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans decreased $110.0 million, or 2.6%, during the first nine months of 2009. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.2 billion at September 30, 2009 and represented 79.3% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2009, approximately 60% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

The consumer loan portfolio, including all consumer real estate, increased $1.6 million, or 0.1%, from December 31, 2008. As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale and 1-4 family residential mortgages.

	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
Consumer real estate:
Construction	$37,905	$47,523	$55,947	$58,888
Land	1,751	1,605	1,716	1,892
Home equity loans	297,870	303,465	320,220	315,676
Home equity lines of credit	164,594	154,776	122,608	112,662
Other consumer real estate	278,369	274,812	265,146	259,815

Total consumer real estate	780,489	782,181	765,637	748,933
Consumer non-real estate	353,345	350,167	349,641	345,105
Student loans held for sale	24,358	27,086	28,889	32,097
1-4 family residential mortgages	67,036	70,838	79,446	83,099

Total consumer loans	$1,225,228	$1,230,272	$1,223,613	$1,209,234

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. The Corporation no longer originates 1-4 family mortgage loans. Additionally, during the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Student loans were primarily originated for resale on the secondary market and classified as held for sale.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
Non-accrual loans:
Commercial and industrial	$109,388	$93,381	$27,123	$24,316
Real estate	66,930	59,292	36,764	19,953
Consumer and other	15,436	16,132	1,287	1,206

Total non-accrual loans	191,754	168,805	65,174	45,475

Foreclosed assets:
Real estate	29,062	20,959	12,312	9,101
Other	50	519	554	582

Total foreclosed assets	29,112	21,478	12,866	9,683

Total non-performing assets	$220,866	$190,283	$78,040	$55,158

Non-performing assets as a percentage of:
Total loans and foreclosed assets	2.58%	2.20%	0.88%	0.64%
Total assets	1.37	1.21	0.52	0.39

Accruing past due loans:
30 to 89 days past due	$90,267	$61,002	$102,053	$66,378
90 or more days past due	32,707	41,112	19,751	7,819

Total accruing past due loans	$122,974	$102,114	$121,804	$74,197

Ratio of accruing past due loans to total loans:
30 to 89 days past due	1.06%	0.70%	1.16%	0.77%
90 or more days past due	0.38	0.48	0.22	0.09

Total accruing past due loans	1.44%	1.18%	1.38%	0.86%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at September 30, 2009 increased $142.8 million from December 31, 2008. In general, the increasing trend in non-performing assets is reflective of the current weak economic conditions. The increase in non-accrual commercial loans was partly related to the addition of five credit relationships with an aggregate total of $66.0 million. The increase in non-accrual commercial loans also included $19.0 million in loans to Mexican borrowers primarily due to a deterioration in the U.S. dollar exchange rate of the Mexican peso. These loans have third party insurance covering between 80% to 90% of the outstanding balance. The increase in non-accrual real estate loans was primarily related to land development and 1-4 family residential construction credit relationships. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2009 and December 31, 2008, the Corporation had $10.7 million and $50.2 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At September 30, 2009, potential problem loans consisted of six credit relationships. Of the total outstanding balance at September 30, 2009, 61.0% related to three customers in the real estate lot development/single-family residential construction industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $1.2 million and $2.8 million for the three and nine months ended September 30, 2009, compared to $418 thousand and $1.0 thousand for the same periods in 2008.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$122,501	$114,168	$94,520	$110,244	$92,339

Provision for possible loan losses	16,940	16,601	18,940	43,142	29,273

Charge-offs:
Commercial and industrial	(14,548)	(3,626)	(5,261)	(21,068)	(11,297)
Real estate	(1,249)	(4,309)	(697)	(7,590)	(4,215)
Consumer and other	(3,190)	(2,595)	(2,135)	(8,419)	(5,786)

Total charge-offs	(18,987)	(10,530)	(8,093)	(37,077)	(21,298)

Recoveries:
Commercial and industrial	980	556	479	2,025	2,607
Real estate	169	257	43	447	473
Consumer and other	1,519	1,449	1,220	4,341	3,715

Total recoveries	2,668	2,262	1,742	6,813	6,795

Net charge-offs	(16,319)	(8,268)	(6,351)	(30,264)	(14,503)

Balance at end of period	$123,122	$122,501	$107,109	$123,122	$107,109

Ratio of allowance for possible loan losses to:
Total loans	1.45%	1.42%	1.25%	1.45%	1.25%
Non-accrual loans	64.2	72.6	235.53	64.2	235.53

Ratio of annualized net charge-offs to average total loans	0.75	0.38	0.30	0.46	0.24

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The provision for possible loan losses totaled $16.9 million and $43.1 million during the three and nine months ended September 30, 2009, compared to $18.9 million and $29.3 million during the three and nine months ended September 30, 2008. The increases in the provision for possible loan losses were partly due to higher levels of net charge-offs and an increase in classified loans related to the weaker economic conditions. The weak economic conditions have particularly affected the performance of many of the Corporation’s land development and 1-4 family residential construction credit relationships. The provision for possible loan losses reported during the three and nine months ended September 30, 2008 included approximately $10 million related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas during the third quarter of 2008. Net charge-offs during the three and nine months ended September 30, 2009 increased $10.0 million and $15.8 million compared to the same periods in 2008. As a percentage of average loans, net charge-offs increased 45 basis points and 22 basis points during the three and nine months ended September 30, 2009 compared to the same periods in 2008. The increase in net charge-offs is related to the deterioration of economic conditions. The ratio of the allowance for possible loan losses to total loans increased 20 basis points from 1.25% at December 31, 2008 to 1.45% at September 30, 2009, primarily to compensate for the increase in classified assets. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

Capital. At September 30, 2009, shareholders’ equity totaled $1.9 billion compared to $1.8 billion at December 31, 2008 and $1.6 billion at September 30, 2008. In addition to net income of $127.5 million, other significant changes in shareholders’ equity during the first nine months of 2009 included $76.3 million of dividends paid, $15.9 million in proceeds from stock option exercises and the related tax benefits of $1.4 million and $9.5 million related to stock-based compensation. Additionally, the Corporation issued/sold $4.6 million in common stock held in treasury to the Corporation’s 401(k) plan. During the second quarter of 2009, the Corporation began to issue shares of the Corporation’s common stock directly to the Corporation’s 401(k) plan in connection with matching contributions. Additionally, the 401(k) plan began to purchase shares of the Corporation’s common stock directly from the Corporation utilizing proceeds from dividends that plan participants elected to reinvest in the Corporation’s common stock. Previously, the Corporation contributed the matching contributions in cash, which, along with the proceeds from dividends on the Corporation’s common stock, were then utilized to purchase shares of the Corporation’s common stock on the open market.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $197.1 million at September 30, 2009 compared to a net, after-tax, unrealized gain of $137.3 million at December 31, 2008. This fluctuation was primarily related to the after-tax effect of a change in the unrealized gain/loss on securities available for sale offset by the after-tax effect of a change in the accumulated net gain/loss on effective cash flow hedges during the first nine months of 2009. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.42, $0.43 and $0.43 per common share during the first, second and third quarters of 2009, respectively, and quarterly dividends of $0.40, $0.42 and $0.42 per common share during the first, second and third quarters of 2008. This equates to a dividend payout ratio of 57.5% and 59.8% and during the three and nine months ended September 30, 2009 and 50.8% and 47.4% during the three and nine months ended September 30, 2008.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends up-streamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Corporation’s bank subsidiary. See Note 9 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2009, Cullen/Frost had liquid assets, including unrestricted cash and securities purchased under resell agreements, totaling $99.6 million.

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

New Authoritative Accounting Guidance

See Note 17 - New Authoritative Accounting Guidance in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date

(Dollars in thousands - taxable-equivalent basis)

	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$632,797	$1,215	0.26%	$6,009	$141	3.13%
Federal funds sold and resell agreements	75,953	198	0.35	158,338	3,284	2.77
Securities:
Taxable	2,800,222	95,420	4.67	2,806,662	109,234	5.19
Tax-exempt	1,336,132	69,776	7.21	526,214	25,461	6.46

Total securities	4,136,354	165,196	5.48	3,332,876	134,695	5.39
Loans, net of unearned discounts	8,724,049	329,049	5.04	8,180,720	384,817	6.28

Total Earning Assets and Average Rate Earned	13,569,153	495,658	4.92	11,677,943	522,937	5.98
Cash and due from banks	599,884			638,395
Allowance for possible loan losses	(117,932)			(93,318)
Premises and equipment, net	290,399			231,598
Accrued interest and other assets	1,146,511			1,008,738

Total Assets	$15,488,015			$13,463,356

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,685,809			$3,205,603
Correspondent banks	370,048			292,367
Public funds	96,266			53,431

Total non-interest-bearing demand deposits	4,152,123			3,551,401
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,975,124	2,146	0.15	1,672,056	2,510	0.20
Money market deposit accounts	4,002,643	18,649	0.62	3,468,862	41,094	1.58
Time accounts	1,664,964	22,956	1.84	1,337,268	34,401	3.44
Public funds	355,829	1,232	0.46	374,517	5,457	1.95

Total interest-bearing deposits	7,998,560	44,983	0.75	6,852,703	83,462	1.63

Total deposits	12,150,683			10,404,104
Federal funds purchased and repurchase agreements	657,397	928	0.19	934,063	10,954	1.57
Junior subordinated deferrable interest debentures	136,084	5,439	5.33	136,152	5,234	5.13
Subordinated notes payable and other notes	250,000	12,239	6.53	250,000	12,238	6.53
Federal Home Loan Bank advances	227,488	5,097	3.00	9,316	402	5.76

Total Interest-Bearing Funds and Average Rate Paid	9,269,529	68,686	0.99	8,182,234	112,290	1.83

Accrued interest and other liabilities	261,505			171,758

Total Liabilities	13,683,157			11,905,393
Shareholders’ Equity	1,804,858			1,557,963

Total Liabilities and Shareholders’ Equity	$15,488,015			$13,463,356

Net interest income		$426,972			$410,647

Net interest spread			3.93%			4.15%

Net interest income to total average earning assets			4.24%			4.69%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	September 30, 2009			June 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,107,804	$692	0.25%	$500,466	$261	0.21%
Federal funds sold and resell agreements	19,213	17	0.35	84,193	62	0.30
Securities:
Taxable	2,854,826	30,214	4.35	2,885,548	32,105	4.57
Tax-exempt	1,556,791	26,758	7.12	1,377,897	23,947	7.23

Total securities	4,411,617	56,972	5.33	4,263,445	56,052	5.43
Loans, net of unearned discounts	8,581,985	108,735	5.03	8,783,964	110,711	5.06

Total Earning Assets and Average Rate Earned	14,120,619	166,416	4.73	13,632,068	167,086	4.96
Cash and due from banks	636,244			562,278
Allowance for possible loan losses	(124,085)			(116,881)
Premises and equipment, net	305,855			291,346
Accrued interest and other assets	1,107,962			1,150,239

Total Assets	16,046,595			$15,519,050

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,886,259			$3,693,553
Correspondent banks	356,694			348,772
Public funds	100,078			95,569

Total non-interest-bearing demand deposits	4,343,031			4,137,894
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,067,271	834	0.16	1,993,706	739	0.15
Money market deposit accounts	4,379,798	6,147	0.56	3,940,620	5,735	0.58
Time accounts	1,652,043	6,292	1.51	1,779,054	7,946	1.79
Public funds	353,936	320	0.36	332,024	384	0.46

Total interest-bearing deposits	8,453,048	13,593	0.64	8,045,404	14,804	0.74

Total deposits	12,796,079			12,183,298
Federal funds purchased and repurchase agreements	561,344	243	0.17	632,671	298	0.19
Junior subordinated deferrable interest debentures	136,084	1,814	5.33	136,084	1,818	5.34
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	236,568	1,771	2.97	236,572	1,762	2.99

Total Interest-Bearing Funds and Average Rate Paid	9,637,044	21,501	0.89	9,300,731	22,761	0.98

Accrued interest and other liabilities	237,578			261,931

Total Liabilities	14,217,653			13,700,556
Shareholders’ Equity	1,828,942			1,818,494

Total Liabilities and Shareholders’ Equity	$16,046,595			$15,519,050

Net interest income		$144,915			$144,325

Net interest spread			3.84%			3.98%

Net interest income to total average earning assets			4.12%			4.28%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	March 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$281,036	$262	0.38%	$321,769	$288	0.36%
Federal funds sold and resell agreements	125,623	119	0.38	92,244	214	0.92
Securities:
Taxable	2,658,131	33,101	5.10	2,667,962	34,126	5.12
Tax-exempt	1,068,341	19,071	7.35	641,113	11,263	6.86

Total securities	3,726,472	52,172	5.74	3,309,075	45,389	5.46
Loans, net of unearned discounts	8,808,689	109,604	5.05	8,711,997	127,152	5.81

Total Earning Assets and Average Rate Earned	12,941,820	162,157	5.10	12,435,085	173,043	5.54
Cash and due from banks	600,741			725,816
Allowance for possible loan losses	(112,705)			(106,989
Premises and equipment, net	273,641			255,143
Accrued interest and other assets	1,177,005			1,038,344

Total Assets	$14,880,502			$14,347,399

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,473,074			$3,366,987
Correspondent banks	405,211			366,631
Public funds	93,075			69,794

Total non-interest-bearing demand deposits	3,971,360			3,803,412
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,862,141	573	0.12	1,762,094	789	0.18
Money market deposit accounts	3,679,819	6,767	0.75	3,564,632	10,413	1.16
Time accounts	1,562,814	8,718	2.26	1,427,657	9,305	2.59
Public funds	381,833	528	0.56	351,611	902	1.02

Total interest-bearing deposits	7,486,607	16,586	0.90	7,105,994	21,409	1.20

Total deposits	11,457,967
Federal funds purchased and repurchase agreements	780,587	387	0.20	1,228,277	2,000	0.65
Junior subordinated deferrable interest debentures	136,084	1,807	5.31	136,084	1,738	5.11
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	209,020	1,564	3.03	6,580	109	6.60

Total Interest-Bearing Funds and Average Rate Paid	8,862,298	24,424	1.11	8,726,935	29,336	1.34

Accrued interest and other liabilities	280,393			170,183

Total Liabilities	13,114,051			12,700,530
Shareholders’ Equity	1,766,451			1,646,869

Total Liabilities and Shareholders’ Equity	$14,880,502			14,347,399

Net interest income		$137,733			$143,707

Net interest spread			3.99%			4.20%

Net interest income to total average earning assets			4.33%			4.60%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(Dollars in thousands - taxable-equivalent basis)

	September 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$4,760	$21	1.76%
Federal funds sold and resell agreements	66,339	344	2.06
Securities:
Taxable	2,671,146	35,233	5.22
Tax-exempt	534,827	8,732	6.48

Total securities	3,205,973	43,965	5.43
Loans, net of unearned discounts	8,434,464	127,265	6.00

Total Earning Assets and Average Rate Earned	11,711,536	171,595	5.82
Cash and due from banks	616,544
Allowance for possible loan losses	(95,333)
Premises and equipment, net	243,524
Accrued interest and other assets	1,009,457

Total Assets	$13,485,728

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,240,146
Correspondent banks	307,133
Public funds	57,235

Total non-interest-bearing demand deposits	3,604,514
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,695,561	732	0.17
Money market deposit accounts	3,482,845	11,988	1.37
Time accounts	1,282,443	9,125	2.83
Public funds	336,310	1,373	1.62

Total interest-bearing deposits	6,797,159	23,218	1.36

Total deposits	10,401,673
Federal funds purchased and repurchase agreements	949,309	2,976	1.25
Junior subordinated deferrable interest debentures	136,084	1,537	4.52
Subordinated notes payable and other notes	250,000	4,079	6.53
Federal Home Loan Bank advances	8,839	130	5.85

Total Interest-Bearing Funds and Average Rate Paid	8,141,391	31,940	1.56

Accrued interest and other liabilities	167,154

Total Liabilities	11,913,059
Shareholders’ Equity	1,572,669

Total Liabilities and Shareholders’ Equity	$13,485,728

Net interest income		$139,655

Net interest spread			4.26%

Net interest income to total average earning assets			4.74%

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

As of September 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.1% and 2.2%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.6% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2009 was considered remote given current interest rate levels. As of September 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.2% and 0.3% relative to the base case over the next 12 months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 1.6% relative to the base case over the next 12 months. The likelihood of a 200 basis point decrease in interest rates as of September 30, 2008 was considered to be remote given interest rate levels prevailing at that time.

During the fourth quarter of 2007, the Corporation entered into certain interest rate swap contracts that were designated as hedging instruments in cash flow hedges that effectively fixed the interest rates on $1.2 billion of variable-rate loans. These actions resulted in a decrease in the Corporation’s sensitivity to changes in interest rates during 2008. See Note 17 - Derivative Financial Instruments in the 2008 Form 10-K. The Corporation’s increased sensitivity to increases in interest rates during 2009 resulted as excess funds provided from significant growth in deposits were invested in short-term interest-bearing deposits which are generally immediately impacted by changes in interest rates.

As of September 30, 2009, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 2.2% negative variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.5% positive variance in net interest income.

The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under FASB ASC Topic 320, “Investments - Debt and Equity Securities,’ are not significant, and, as such, separate quantitative disclosure is not presented.

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2009 to July 31, 2009	—	$—	—	—
August 1, 2009 to August 31, 2009	—	—	—	—
September 1, 2009 to September 30, 2009	—	—	—	—

	—		—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: October 21, 2009	By:	/S/ PHILLIP D. GREEN
Phillip D. Green
Group Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)