Form 10-K
period 2009-12-31
CULLEN FROST BANKERS INC
filed 2010-02-02
CIK 39263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2009

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number:	001-13221

CULLEN/FROST BANKERS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1751768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. Houston Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

(210) 220-4011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value,	The New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ]  No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [    ]  No [ X ]

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on The New York Stock Exchange, Inc., was approximately $2.6 billion.

As of January 26, 2010, there were 60,051,274 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of Cullen/Frost Bankers, Inc. to be held on April 29, 2010 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

The Corporation

Cullen/Frost Bankers, Inc. (“Cullen/Frost”), a Texas business corporation incorporated in 1977, is a financial holding company and a bank holding company headquartered in San Antonio, Texas that provides, through its subsidiaries (collectively referred to as the “Corporation”), a broad array of products and services throughout numerous Texas markets. The Corporation offers commercial and consumer banking services, as well as trust and investment management, mutual funds, Section 1031 property exchange services, investment banking, insurance, brokerage, leasing, asset-based lending, treasury management and item processing services. At December 31, 2009, Cullen/Frost had consolidated total assets of $16.3 billion and was one of the largest independent bank holding companies headquartered in the State of Texas.

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

The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. The Corporation acquired insurance agencies in both the Dallas and San Marcos market areas during 2009, an insurance agency in the Dallas market area in 2008 and an insurance agency in the Austin market area in 2007. None of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

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

Cullen/Frost Capital Trust II and Summit Bancshares Statutory Trust I

Cullen/Frost Capital Trust II (“Trust II”) is a Delaware statutory business trust formed in 2004 for the purpose of issuing $120.0 million in trust preferred securities and lending the proceeds to Cullen/Frost. Summit Bancshares Statutory Trust I (“Summit Trust”) is a Delaware statutory trust formed in 2004 for the purpose of issuing $12.0 million in trust preferred securities. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares, Inc. in 2006. Cullen/Frost guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

Trust II and Summit Trust (collectively referred to as the “Capital Trusts”) are variable interest entities for which the Corporation is not the primary beneficiary. As such, the accounts of the Capital Trusts are not included in the Corporation’s consolidated financial statements. See the Corporation’s accounting policy related to consolidation in Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

Although the accounts of the Capital Trusts are not included in the Corporation’s consolidated financial statements, the $132.0 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. The aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies, including Cullen/Frost’s, is limited to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The quantitative limits do not currently preclude the Corporation from including the $132.0 million in trust preferred securities in Tier 1 capital.

The Frost National Bank

The Frost National Bank (“Frost Bank”) is primarily engaged in the business of commercial and consumer banking through more than 110 financial centers across Texas in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. Frost Bank was chartered as a national banking association in 1899, but its origin can be traced to a mercantile partnership organized in 1868. At December 31, 2009, Frost Bank had consolidated total assets of $16.3 billion and total deposits of $13.3 billion and was one of the largest commercial banks headquartered in the State of Texas.

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

♦

Correspondent Banking. Frost Bank acts as correspondent for approximately 319 financial institutions, which are primarily banks in Texas. These banks maintain deposits with Frost Bank, which offers them a full range of services including check clearing, transfer of funds, fixed income security services, and securities custody and clearance services.

♦

Trust Services. Frost Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2009, the estimated fair value of trust assets was $22.7 billion, including managed assets of $10.4 billion and custody assets of $12.3 billion.

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

Frost Investment Advisors, LLC

Frost Investment Advisors is a registered investment advisor entity and a wholly owned subsidiary of Frost Bank that provides investors access to various Frost-managed mutual funds.

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

Operating Segments

Cullen/Frost’s operations are managed along two reportable operating segments consisting of Banking and the Financial Management Group. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 -Operating Segments in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

Regulatory Agencies

Cullen/Frost is a legal entity separate and distinct from Frost Bank and its other subsidiaries. As a financial holding company and a bank holding company, Cullen/Frost is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and its subsidiaries are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHC Act provides generally for “umbrella” regulation of financial holding companies such as Cullen/Frost by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Cullen/Frost is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Cullen/Frost is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CFR,” and is subject to the rules of the NYSE for listed companies.

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

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Under the BHC Act, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

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

The BHC Act, the Bank Merger Act, the Texas Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Cullen/Frost’s cash revenues is dividends from Frost Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Under the foregoing dividend restrictions, Frost Bank could pay aggregate dividends of approximately $284.6 million to Cullen/Frost, without obtaining affirmative governmental approvals, at December 31, 2009. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.

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

Cullen/Frost, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). Frost Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve Board has not advised Cullen/Frost, and the OCC has not advised Frost Bank, of any specific minimum leverage ratio applicable to it.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Corporation is not required to comply with the advanced approaches of Basel II.

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

On September 3, 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

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

Cullen/Frost believes that, as of December 31, 2009, its bank subsidiary, Frost Bank, was “well capitalized” based on the aforementioned ratios. For further information regarding the capital ratios and leverage ratio of Cullen/Frost and Frost Bank see the discussion under the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 -Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

Deposit Insurance

Substantially all of the deposits of Frost Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $7.3 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Corporation paid $64.5 million in prepaid risk-based assessments, which included $4.0 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $60.5 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet as of December 31, 2009.

FDIC insurance expense totaled $25.8 million, $4.6 million and $1.2 million in 2009, 2008 and 2007. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Frost Bank received a one-time assessment credit of $8.2 million to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $4.2 million of deposit insurance assessments during 2007 and $4.0 million of assessments during 2008.

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

Temporary Liquidity Guarantee Program

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Corporation elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. Frost Bank received a rating of “satisfactory” in its most recent CRA examination.

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

Regulatory Reform

In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Corporation included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies such as Cullen/Frost so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Corporation cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Corporation may be affected thereby.

Incentive Compensation

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Corporation’s ability to hire, retain and motivate its key employees.

Other Legislative and Regulatory Initiatives

In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Corporation cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation. A change in statutes, regulations or regulatory policies applicable to Cullen/Frost or any of its subsidiaries could have a material effect on the business of the Corporation.

Employees

At December 31, 2009, the Corporation employed 3,834 full-time equivalent employees. None of the Corporation’s employees are represented by collective bargaining agreements. The Corporation believes its employee relations to be good.

Executive Officers of the Registrant

The names, ages as of December 31, 2009, recent business experience and positions or offices held by each of the executive officers of Cullen/Frost are as follows:

Name and Position Held	Age	Recent Business Experience

Richard W. Evans, Jr. Chairman of the Board, Chief Executive Officer and Director	63	Officer of Frost Bank since 1973. Chairman of the Board and Chief Executive Officer of Cullen/Frost from October 1997 to present.

Patrick B. Frost President of Frost Bank and Director	49	Officer of Frost Bank since 1985. President of Frost Bank from August 1993 to present. Director of Cullen/Frost from May 1997 to present.

Phillip D. Green Group Executive Vice President, Chief Financial Officer	55	Officer of Frost Bank since July 1980. Group Executive Vice President, Chief Financial Officer of Cullen/Frost from October 1995 to present.

David W. Beck President, Chief Business Banking Officer of Frost Bank	59	Officer of Frost Bank since July 1973. President, Chief Business Banking Officer of Frost Bank from February 2001 to present.

Robert A. Berman Group Executive Vice President, Internet Financial Services of Frost Bank	47	Officer of Frost Bank since January 1989. Group Executive Vice President, Internet Financial Services of Frost Bank from May 2001 to present.

Paul H. Bracher President, State Regions of Frost Bank	53	Officer of Frost Bank since January 1982. President, State Regions of Frost Bank from February 2001 to present.

Richard Kardys Group Executive Vice President, Executive Trust Officer of Frost Bank	63	Officer of Frost Bank since January 1977. Group Executive Vice President, Executive Trust Officer of Frost Bank from May 2001 to present.

Paul J. Olivier Group Executive Vice President, Consumer Banking of Frost Bank	57	Officer of Frost Bank since August 1976. Group Executive Vice President, Consumer Banking of Frost Bank from May 2001 to present.

William L. Perotti Group Executive Vice President, Chief Credit Officer and Chief Risk Officer of Frost Bank	52	Officer of Frost Bank since December 1982. Group Executive Vice President, Chief Credit Officer of Frost Bank from May 2001 to present. Chief Risk Officer of Frost Bank from April 2005 to present.

Emily A. Skillman Group Executive Vice President, Human Resources of Frost Bank	65	Officer of Frost Bank since January 1998. Group Executive Vice President, Human Resources of Frost Bank from October 2003 to present.

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

Risks Related To The Corporation’s Business

The Corporation’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Since December 2007 and continuing through 2009, business activity across a wide range of industries and regions in the United States has been greatly reduced and local governments and many businesses are in serious difficulty due to decreased consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Market conditions have also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Corporation offers, is highly dependent upon on the business environment in the markets where the Corporation operates, in the State of Texas and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Overall, during 2009, the business environment has been adverse for many households and businesses in the United States and worldwide and has had an adverse effect on our business. While economic conditions in the State of Texas, the United States and worldwide are showing signs of recovery, there can be no assurance that these conditions will continue to improve. Such conditions could adversely affect the credit quality of the Corporation’s loans, results of operations and financial condition.

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

As of December 31, 2009, approximately 83% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

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

The Corporation’s Allowance For Possible Loan Losses May Be Insufficient

The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for possible loan losses, the Corporation will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Allowance for Possible Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for possible loan losses.

The Corporation’s Profitability Depends Significantly On Economic Conditions In The State Of Texas

The Corporation’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers across Texas through financial centers in the Austin, Corpus Christi, Dallas, Fort Worth, Houston, Rio Grande Valley and San Antonio regions. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Although economic conditions in the State of Texas have experienced less decline than in the United States generally, these conditions could decline further. A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation May Be Adversely Affected By The Soundness Of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation Is Subject To Extensive Government Regulation and Supervision

The Corporation, primarily through Cullen/Frost, Frost Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The U.S. President’s administration has proposed major changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector and legislation to implement these changes is pending in the U.S. House of Representatives and the U.S. Senate. These proposed reforms and other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 11 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Corporation May Need to Raise Additional Capital in the Future, and Such Capital May Not Be Available When Needed or at All

The Corporation may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Corporation’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Corporation’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

The Corporation cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Corporation’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Frost Bank or counterparties participating in the capital markets, or a downgrade of Cullen/Frost’s or Frost Bank’s debt ratings, may adversely affect the Corporation’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Corporation needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Corporation’s businesses, financial condition and results of operations.

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

Cullen/Frost Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

Cullen/Frost is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Cullen/Frost’s common stock and interest and principal on Cullen/Frost’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Frost Bank and certain non-bank subsidiaries may pay to Cullen/Frost. Also, Cullen/Frost’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Frost Bank is unable to pay dividends to Cullen/Frost, Cullen/Frost may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from Frost Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 11 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Potential Acquisitions May Disrupt the Corporation’s Business and Dilute Stockholder Value

The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

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

The Corporation acquired insurance agencies in both the Dallas and San Marcos market areas during 2009, an insurance agency in the Dallas market area in 2008 and an insurance agency in the Austin market area in 2007. None of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

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

The Corporation’s Operations Rely on Certain External Vendors

The Corporation is reliant upon certain external vendors to provide products and services necessary to maintain day-to-day operations of the Corporation. Accordingly, the Corporation’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The Corporation maintains a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While the Corporation believes these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to the Corporation’s operations, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

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

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact The Corporation’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. In addition, such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Cullen/Frost May Not Continue to Pay Dividends on its Common Stock in the Future

Holders of Cullen/Frost common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Although Cullen/Frost has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of Cullen/Frost’s common stock. Also, Cullen/Frost is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Risks Associated With The Corporation’s Industry

The Earnings Of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions

The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. The continuing weak economic conditions in the United States and abroad could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Corporation’s common stock is traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “CFR”. The tables below set forth for each quarter of 2009 and 2008 the high and low intra-day sales prices per share of Cullen/Frost’s common stock as reported by the NYSE and the cash dividends declared per share.

	2009		2008
Sales Price Per Share	High	Low	High	Low

First quarter	$50.99	$35.40	$56.35	$43.78
Second quarter	53.59	43.66	58.78	49.75
Third quarter	53.20	43.59	65.03	44.42
Fourth quarter	51.59	45.67	62.41	43.61

Cash Dividends Per Share	2009	2008

First quarter	$0.42	$0.40
Second quarter	0.43	0.42
Third quarter	0.43	0.42
Fourth quarter	0.43	0.42

Total	$1.71	$1.66

As of December 31, 2009, there were 60,038,276 shares of the Corporation’s common stock outstanding held by 1,687 holders of record. The closing price per share of common stock on December 31, 2009, the last trading day of the Corporation’s fiscal year, was $50.00.

The Corporation’s management is currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Corporation’s future earnings, capital requirements and financial condition. See the section captioned “Supervision and Regulation” included in Item 1. Business, the section captioned “Capital and Liquidity” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 - Regulatory Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, all of which are included elsewhere in this report.

Stock-Based Compensation Plans

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2009, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 12 - Employee Benefit Plans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants

Plans approved by shareholders	4,600,455	$51.18	3,445,507
Plans not approved by shareholders	-	-	-

Total	4,600,455	$51.18	3,445,507

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period

October 1, 2009 to October 31, 2009	15,777	(1)	$50.70	-	-
November 1, 2009 to November 30, 2009	-		-	-	-
December 1, 2009 to December 31, 2009	-		-	-	-

Total	15,777		$50.70	-	-

(1)	Represents repurchases made in connection with the vesting of certain share awards.

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cullen/Frost Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2004 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Cumulative Total Returns

on $100 Investment Made on December 31, 2004

	2004	2005	2006	2007	2008	2009

Cullen/Frost	$100.00	$113.11	$120.40	$112.57	$116.18	$118.71
S&P 500	100.00	104.90	121.43	128.09	80.77	102.08
S&P 500 Banks	100.00	101.40	119.37	96.69	77.05	72.29

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements as of and for the five years ended December 31, 2009. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Corporation’s acquisitions during the five years ended December 31, 2009 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition. Dollar amounts, except per share data, and common shares outstanding are in thousands.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Consolidated Statements of Income
Interest income:
Loans, including fees	$432,222	$504,680	$573,039	$502,657	$359,587
Securities	188,446	167,044	165,517	144,501	131,943
Interest-bearing deposits	2,161	429	396	251	150
Federal funds sold and resell agreements	207	3,498	29,895	36,550	18,147

Total interest income	623,036	675,651	768,847	683,959	509,827

Interest expense:
Deposits	56,015	104,871	190,237	155,090	78,934
Federal funds purchased and repurchase agreements	1,052	12,954	31,951	31,167	16,632
Junior subordinated deferrable interest debentures	7,231	6,972	11,283	17,402	14,908
Subordinated notes payable and other borrowings	22,059	16,829	16,639	11,137	8,087

Total interest expense	86,357	141,626	250,110	214,796	118,561

Net interest income	536,679	534,025	518,737	469,163	391,266
Provision for possible loan losses	65,392	37,823	14,660	14,150	10,250

Net interest income after provision for possible loan losses	471,287	496,202	504,077	455,013	381,016

Non-interest income:
Trust fees	67,268	74,554	70,359	63,469	58,353
Service charges on deposit accounts	102,474	87,566	80,718	77,116	78,751
Insurance commissions and fees	33,096	32,904	30,847	28,230	27,731
Other charges, commissions and fees	27,699	35,557	32,558	28,105	23,125
Net gain (loss) on securities transactions	(1,260)	(159)	15	(1)	19
Other	64,429	56,900	53,734	43,828	42,400

Total non-interest income	293,706	287,322	268,231	240,747	230,379

Non-interest expense:
Salaries and wages	230,643	225,943	209,982	190,784	166,059
Employee benefits	55,224	47,219	47,095	46,231	41,577
Net occupancy	44,188	40,464	38,824	34,695	31,107
Furniture and equipment	44,223	37,799	32,821	26,293	23,912
Deposit insurance	25,812	4,597	1,220	1,162	1,110
Intangible amortization	6,537	7,906	8,860	5,628	4,859
Other	125,611	122,717	123,644	105,560	98,383

Total non-interest expense	532,238	486,645	462,446	410,353	367,007

Income before income taxes	232,755	296,879	309,862	285,407	244,388
Income taxes	53,721	89,624	97,791	91,816	78,965

Net income	$179,034	$207,255	$212,071	$193,591	$165,423

Selected Financial Data (continued)

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005

Per Common Share Data
Net income - basic	$3.00	$3.51	$3.59	$3.48	$3.14
Net income - diluted	3.00	3.50	3.57	3.44	3.09
Cash dividends declared and paid	1.71	1.66	1.54	1.32	1.165
Book value	31.55	29.68	25.18	23.01	18.03

Common Shares Outstanding
Period-end	60,038	59,416	58,662	59,839	54,483
Weighted-average shares - basic	59,456	58,846	58,952	55,467	52,481
Dilutive effect of stock compensation	58	324	645	1,043	1,235
Weighted-average shares - diluted	59,514	59,170	59,597	56,510	53,716

Performance Ratios
Return on average assets	1.14%	1.51%	1.63%	1.67%	1.63%
Return on average equity	9.78	13.11	15.20	18.03	18.78
Net interest income to average earning assets	4.23	4.67	4.69	4.67	4.45
Dividend pay-out ratio	57.05	47.36	42.83	37.91	37.18

Balance Sheet Data
Period-end:
Loans	$8,367,780	$8,844,082	$7,769,362	$7,373,384	$6,085,055
Earning assets	14,437,267	13,001,103	11,556,385	11,460,741	10,197,059
Total assets	16,288,038	15,034,142	13,485,014	13,224,189	11,741,437
Non-interest-bearing demand deposits	4,645,802	4,152,348	3,597,903	3,699,701	3,484,932
Interest-bearing deposits	8,667,508	7,356,589	6,931,770	6,688,208	5,661,462
Total deposits	13,313,310	11,508,937	10,529,673	10,387,909	9,146,394
Long-term debt and other borrowings	392,646	392,661	400,323	428,636	415,422
Shareholders’ equity	1,894,424	1,763,527	1,477,088	1,376,883	982,236

Average:
Loans	$8,652,563	$8,314,265	$7,464,140	$6,523,906	$5,594,477
Earning assets	13,803,919	11,868,262	11,339,876	10,202,981	8,968,906
Total assets	15,701,960	13,684,531	13,041,682	11,581,253	10,143,245
Non-interest-bearing demand deposits	4,258,484	3,614,747	3,524,132	3,334,280	3,008,750
Interest-bearing deposits	8,161,143	6,916,372	6,688,509	5,850,116	5,124,036
Total deposits	12,419,627	10,531,119	10,212,641	9,184,396	8,132,786
Long-term debt and other borrowings	576,161	394,763	413,700	405,752	387,612
Shareholders’ equity	1,831,133	1,580,311	1,395,022	1,073,599	880,640

Asset Quality
Allowance for possible loan losses	$125,309	$110,244	$92,339	$96,085	$80,325
Allowance for possible loan losses to period-end loans	1.50%	1.25%	1.19%	1.30%	1.32%
Net loan charge-offs	$50,327	$19,918	$18,406	$11,110	$8,921
Net loan charge-offs to average loans	0.58%	0.24%	0.25%	0.17%	0.16%
Non-performing assets	$146,867	$78,040	$29,849	$57,749	$38,927
Non-performing assets to:
Total loans plus foreclosed assets	2.14%	0.88%	0.38%	0.78%	0.64%
Total assets	1.11	0.52	0.22	0.44	0.33

Consolidated Capital Ratios
Tier 1 risk-based capital ratio	11.91%	10.30%	9.96%	11.25%	12.24%
Total risk-based capital ratio	14.19	12.58	12.59	13.43	14.94
Leverage ratio	8.50	8.80	8.37	9.56	9.62
Average shareholders’ equity to average total assets	11.66	11.55	10.70	9.27	8.68

The following tables set forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2009 and 2008. Dollar amounts are in thousands, except per share data.

	Year Ended December 31, 2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$156,265	$155,490	$157,225	$154,056
Interest expense	17,671	21,501	22,761	24,424

Net interest income	138,594	133,989	134,464	129,632
Provision for possible loan losses	22,250	16,940	16,601	9,601
Non-interest income (1)	86,345	69,491	68,006	69,864
Non-interest expense	134,216	132,234	136,289	129,499

Income before income taxes	68,473	54,306	49,580	60,396
Income taxes	16,979	9,607	11,721	15,414

Net income	$51,494	$44,699	$37,859	$44,982

Net income per common share:
Basic	$0.86	$0.75	$0.64	$0.76
Diluted	0.86	0.75	0.63	0.76

	Year Ended December 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$167,417	$166,676	$165,855	$175,703
Interest expense	29,336	31,940	34,527	45,823

Net interest income	138,081	134,736	131,328	129,880
Provision for possible loan losses	8,550	18,940	6,328	4,005
Non-interest income (2)	69,198	77,315	70,581	70,228
Non-interest expense	123,543	122,972	120,090	120,040

Income before income taxes	75,186	70,139	75,491	76,063
Income taxes	22,223	21,174	22,944	23,283

Net income	$52,963	$48,965	$52,547	$52,780

Net income per common share:
Basic	$0.90	$0.83	$0.89	$0.90
Diluted	0.89	0.82	0.89	0.89

(1)	Includes net losses on securities transactions of $1.3 million during the fourth quarter of 2009 and net gains of $49 thousand during the second quarter of 2009.

(2)	Includes net losses on securities transactions of $133 thousand during the fourth quarter of 2008, net gains of $78 thousand during the third quarter of 2008, net losses of $56 thousand during the second quarter of 2008 and net losses of $48 thousand during the first quarter of 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounting policies related to the allowance for possible loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Accounting Standards Codification (ASC) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for possible loan losses.

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2009 and 2008 and results of operations for each of the years in the three-year period ended December 31, 2009. This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. The Corporation acquired insurance agencies in both the Dallas and San Marcos market areas during 2009, an insurance agency in the Dallas market area in 2008 and an insurance agency in the Austin market area in 2007. All of the Corporation’s acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition, though none of these acquisitions had a significant impact on the Corporation’s financial statements during their respective reporting periods.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

Net income totaled $179.0 million, or $3.00 diluted per common share, in 2009 compared to $207.3 million, or $3.50 diluted per common share, in 2008 and $212.1 million, or $3.55 diluted per common share, in 2007.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2009	2008	2007

Taxable-equivalent net interest income	$577,716	$554,353	$534,195
Taxable-equivalent adjustment	41,037	20,328	15,458

Net interest income	536,679	534,025	518,737
Provision for possible loan losses	65,392	37,823	14,660
Non-interest income	293,706	287,322	268,231
Non-interest expense	532,238	486,645	462,446

Income before income taxes	232,755	296,879	309,862
Income taxes	53,721	89,624	97,791

Net income	$179,034	$207,255	$212,071

Earnings per common share:
Basic	$3.00	$3.51	$3.59
Diluted	3.00	3.50	3.57

Return on average assets	1.14%	1.51%	1.63%
Return on average equity	9.78	13.11	15.20

Net income for 2009 decreased $28.2 million, or 13.6%. The decrease was primarily the result of a $45.6 million increase in non-interest expense and a $27.6 million increase in the provision for possible loan losses partly offset by a $35.9 million decrease in income tax expense, a $6.4 million increase in non-interest income and a $2.7 million increase in net interest income. Net income for 2008 decreased $4.8 million, or 2.3%, compared to 2007. The decrease was primarily due to a $24.2 million increase in non-interest expense and a $23.2 million increase in the provision for possible loan losses. The impact of these items was partly offset by a $19.1 million increase in non-interest income, a $15.3 million increase in net interest income and a $8.2 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 64.6% of total revenue during 2009. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2007 at 8.25% and decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 7.25%. During 2008, the prime interest rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During 2009, the prime interest rate remained at 3.25% for the entire year. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At December 31, 2009, the one-month and three-month U.S. dollar LIBOR rates were 0.23% and 0.25%, respectively, while at December 31, 2008, the one-month and three-month U.S. dollar LIBOR rates were 0.44% and 1.43%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, fluctuated in a similar manner to the prime interest rate. It began 2007 at 5.25% and decreased 50 basis points in the third quarter and 50 basis points in the fourth quarter to end the year at 4.25%. During 2008, the federal funds rate decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. During 2009, the intended federal funds rate remained at zero to 0.25% for the entire year.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively convert certain floating rate loans and borrowings into fixed rate instruments for a period of time. See Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps. As a result, the Corporation’s balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Corporation currently believes it is reasonably possible the federal funds rate and the prime interest rate will remain at the current, historically-low levels for the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation’s control. Further analysis of the components of the Corporation’s net interest margin is presented below.

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Corporation’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest income are presented on pages 128 and 129 of this report.

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Interest-bearing deposits	$(298)	$2,030	$1,732	$(658)	$691	$33
Federal funds sold and resell agreements	(1,961)	(1,330)	(3,291)	(10,765)	(15,632)	(26,397)
Securities:
Taxable	(16,080)	(2,196)	(18,276)	2,621	(7,728)	(5,107)
Tax-exempt	3,232	59,590	62,822	848	9,356	10,204
Loans	(95,098)	20,205	(74,893)	(128,189)	61,130	(67,059)

Total earning assets	(110,205)	78,299	(31,906)	(136,143)	47,817	(88,326)
Savings and interest checking	(799)	515	(284)	(4,449)	1,193	(3,256)
Money market deposit accounts	(35,015)	8,217	(26,798)	(55,925)	(54)	(55,979)
Time accounts	(23,893)	6,946	(16,947)	(15,587)	(971)	(16,558)
Public funds	(4,922)	95	(4,827)	(8,120)	(1,453)	(9,573)
Federal funds purchased and repurchase agreements	(8,188)	(3,714)	(11,902)	(23,490)	4,493	(18,997)
Junior subordinated deferrable interest debentures	262	(3)	259	(3,137)	(1,174)	(4,311)
Subordinated notes payable and other notes	-	-	-	(72)	799	727
Federal Home Loan Bank advances	(370)	5,600	5,230	229	(766)	(537)

Total interest-bearing liabilities	(72,925)	17,656	(55,269)	(110,551)	2,067	(108,484)

Changes in taxable-equivalent net interest income	$(37,280)	$60,643	$23,363	$(25,592)	$45,750	$20,158

Taxable-equivalent net interest income for the 2009 increased $23.4 million, or 4.2%, compared to 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin and the effect of a decrease in the number of days in 2009 due to a leap year in 2008. The average volume of interest-earning assets for 2009 increased $1.9 billion, or 16.3%, compared to the same period in 2008. Over the same time frame, the net interest margin decreased 44 basis points from 4.67% in 2008 to 4.23% in 2009. Taxable-equivalent net interest income for 2009 included 365 days compared to 366 days for 2008. The additional day added approximately $1.5 million to taxable-equivalent net interest income during 2008. Excluding the impact of the additional day during 2008 results in an effective increase in taxable-equivalent net interest income of approximately $24.9 million during 2009 compared to 2008. This effective increase was the result of the aforementioned increase in the average volume of interest-earning assets. The net interest margin decreased during 2009 compared to 2008 in part due to the decrease in market interest rates discussed above. The net interest margin was also partly impacted by an increase in the proportion of average interest-earning assets invested in lower yielding interest-bearing deposits during 2009 compared to 2008, while the proportion of average interest-earning assets invested in loans decreased. The average yield on interest-earning assets decreased 100 basis points from 5.86% during 2008 to 4.86% during 2009, while the average cost of funds decreased 78 basis points from 1.70% during 2008 to 0.92% during 2009. The average yield on interest-

earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. As stated above, market interest rates decreased to historically low levels during 2008 and remained at those levels during 2009. The effect of lower average market interest rates on the average yield on average interest-earning assets was partly limited by the aforementioned interest rate swaps on variable-rate loans.

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

The average volume of loans, the Corporation’s primary category of earning assets, increased $338.3 million, or 4.1%, during 2009 compared to 2008 and increased $850.1 million, or 11.4%, during 2008 compared to 2007. Loans made up approximately 62.7% of average interest-earning assets during 2009 compared to 70.1% during 2008 and 65.8% during 2007. The average yield on loans was 5.05% during the 2009 compared to 6.16% during 2008. Loans generally have significantly higher yields compared to securities, interest-bearing deposits and federal funds sold and resell agreements and, as such, have a more positive effect on the net interest margin. The average volume of securities increased $936.0 million in 2009 compared to 2008 and increased $38.6 million in 2008 compared to 2007. Securities made up approximately 30.9% of average interest-earning assets during 2009 compared to 28.0% during 2008 and 29.0% during 2007. The average yield on securities was 5.45% during 2009 compared to 5.41% during 2008 and 5.24% during 2007. The increase in the average yield on securities during the comparable periods primarily resulted as the relative proportion of higher-yielding, tax-exempt municipal securities increased from 12.5% of average securities in 2007 to 16.7% of average securities in 2008 and 34.0% of average securities in 2009. Average federal funds sold, resell agreements and interest-bearing deposits during 2009 increased $661.3 million, or 291.2%, compared to 2008 and decreased $438.2 million, or 75.6%, during 2008 compared to the 2007. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 6.4% of average interest-earning assets during 2009 compared to 1.9% during 2008. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.27% during 2009 compared to 1.73% during 2008 and 5.16% during 2007.

Average deposits increased $1.9 billion, or 17.9%, in 2009 compared to 2008 and $318.5 million, or 3.1%, during 2008 compared to 2007. The increase in average deposits over the comparable years was primarily in interest-bearing deposits. Average interest-bearing deposits increased $1.2 billion during 2009 compared to 2008 and $227.9 million during 2008 compared 2007. The ratio of average interest-bearing deposits to total average deposits was 65.7% during 2009 and 2008 and 65.5% in 2007. The average cost of interest-bearing deposits and total deposits was 0.69% and 0.45% during 2009 compared to 1.52% and 1.00% during 2008 and 2.84% and 1.86% during 2007. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates. The decrease in the average cost of interest-bearing deposits during 2008 compared to 2007 was also partly related to an increase in the relative proportion of lower yielding savings and interest on checking deposits.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.94% in 2009 compared to 4.16% in 2008 and 3.75% in 2007. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $65.4 million in 2009 compared to $37.8 million in 2008 and $14.7 million in 2007. During the third quarter of 2008, the Corporation recorded a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike, which impacted the Corporation’s Houston and Galveston market areas. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	2009	2008	2007

Trust fees	$67,268	$74,554	$70,359
Service charges on deposit accounts	102,474	87,566	80,718
Insurance commissions and fees	33,096	32,904	30,847
Other charges, commissions and fees	27,699	35,557	32,558
Net gain (loss) on securities transactions	(1,260)	(159)	15
Other	64,429	56,900	53,734

Total	$293,706	$287,322	$268,231

Total non-interest income for 2009 increased $6.4 million, or 2.2%, compared to 2008 while total non-interest income for 2008 increased $19.1 million, or 7.1%, compared to 2007. Changes in the various components of non-interest income are discussed in more detail below.

Trust Fees. Trust fee income for 2009 decreased $7.3 million, or 9.8%, compared to 2008 while trust fee income for 2008 increased $4.2 million, or 6.0%, compared to 2007. Investment fees are the most significant component of trust fees, making up approximately 74% of total trust fees in 2009, approximately 67% of total trust fees in 2008 and approximately 71% of total trust fees in 2007. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The decrease in trust fee income during 2009 compared to 2008 was primarily the result of decreases in oil and gas trust management fees (down $4.7 million), securities lending income (down $929 thousand), custody fees (down $668 thousand), investment fees (down $521 thousand) and estate fees (down $434 thousand). The decrease in oil and gas trust management fees was primarily due to decreases in oil and natural gas prices, which impacted the amount of royalties received and decreases in new lease bonuses. The decrease in securities lending income was due in part to higher transaction spreads in 2008. The decreases in investment and custody fees were primarily due to the general decline in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during 2009 have been lower on average compared to 2008, the impact of which was partly mitigated as bond valuations have been higher as a result of lower market interest rates. The Corporation has been successful with business development activities and customer retention, which has helped dampen the effect of the lower average equity valuations.

The increase in trust fee income during 2008 compared to the same period in 2007 was primarily the result of increases in oil and gas trust management fees (up $3.4 million) and securities lending income (up $1.7 million). The increase in oil and gas trust management fees was partly related to new lease bonuses and increased production. The increase in securities lending income was due in part to higher transaction spreads in 2008. Investment fees did not significantly fluctuate in 2008 compared to 2007. The Corporation was successful with business development activities and customer retention despite the market correction in equity valuations that occurred during 2008. Equity valuations during 2008 were lower on average compared to 2007 while bond valuations were higher as a result of lower market interest rates.

At December 31, 2009, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (44.1% of trust assets), equity securities (37.8% of trust assets) and cash equivalents (11.1% of trust assets). The estimated fair value of trust assets was $22.7 billion (including managed assets of $10.4 billion and custody assets of $12.3 billion) at December 31, 2009 compared to $21.7 billion (including managed assets of $9.9 billion and custody assets of $11.8 billion) at December 31, 2008 and $24.8 billion (including managed assets of $10.5 billion and custody assets of $14.3 billion) at December 31, 2007.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2009 increased $14.9 million, or 17.0%, compared to 2008. The increase was primarily related to service charges on commercial accounts (up $13.2 million). The increase in service charges on commercial accounts was primarily related to increased treasury management fees. The increased treasury management fees resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by treasury management customers. Because average market interest rates were lower during 2009 compared to 2008, deposit balances have become less valuable and are yielding a lower earnings credit rate. As a result, customers are paying for more of their services through fees rather than with earnings credits applied to their deposit balances.

Service charges on deposit accounts for 2008 increased $6.8 million, or 8.5%, compared to 2007. During 2008 increases in service charges on commercial accounts (up $7.3 million) were partly offset by decreases in service charges on consumer accounts (down $2.0 million). The increase in service charges on commercial accounts was primarily related to increased treasury management fees which resulted primarily from a lower earnings credit rate. The decrease in service charges on consumer accounts is partly the result of a shift in the relative mix of deposit products towards lower cost/free accounts, which is partly related to a restructuring of the Corporation’s deposit product offerings.

Overdraft/insufficient funds charges totaled $41.1 million during 2009 compared to $40.5 million in 2008 and $39.7 million in 2007. Overdraft/insufficient funds charges included $32.6 million, $32.0 million and $31.7 million related to consumer accounts during 2009, 2008 and 2007, respectively, and $8.5 million, $8.5 million and $8.0 million related to commercial accounts during 2009, 2008 and 2007, respectively.

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Because the Corporation’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Corporation cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

Insurance Commissions and Fees. Insurance commissions and fees for 2009 increased $192 thousand, or 0.6%, compared to 2008. The increase was related to an increase in commission income (up $140 thousand). Insurance commissions and fees for 2008 increased $2.1 million, or 6.7%, compared to 2007. The increase was primarily related to higher commission income (up $2.0 million), primarily related to acquisitions.

Insurance commissions and fees include contingent commissions totaling $3.8 million during 2009 and $3.7 million during both 2008 and 2007. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers. The carriers use several non-client specific factors to determine the amount of the contingency payments. Such factors include the aggregate loss performance of insurance policies previously placed and the volume of business, among other things. Such commissions are seasonal in nature and are mostly received during the first quarter of each year. These commissions totaled $2.8 million during 2009, $3.0 million during 2008 and $3.3 million during 2007. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $972 thousand, $716 thousand, and $366 thousand during 2009, 2008 and 2007.

Other Charges, Commissions and Fees. Other charges, commissions and fees for 2009 decreased $7.9 million, or 22.1%, compared to 2008. The decrease was primarily due to a decrease in investment banking fees related to corporate advisory services (down $4.2 million) and decreases in commission income related to the sale of money market accounts (down $2.9 million), account management fees (down $877 thousand), annuities (down $752 thousand), federal funds agent fees (down $564 thousand) and receivables factoring income (down $414 thousand), as well as decreases in various other categories of service charges. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from year to year. Decreases in commission income related to the sale of money market accounts, annuities and mutual funds are partly related to decreases in volumes due to weaker market conditions. Additionally, the decrease in commission income related to the sale of money market accounts was also related to a reduction in marketing fees paid by fund companies. The decrease in account management fees relates to a line of business acquired in a 2006 acquisition that was phased-out in 2009. The decrease in federal funds agent fees was primarily related to decreases in pricing for competitive purposes. These decreases were partly offset by increases in mutual fund management fees related to Frost Investment Advisors, LLC, a registered investment advisor subsidiary of the Corporation which began operations in 2008 (up $795 thousand) and loan processing fees (up $409 thousand).

Other charges, commissions and fees for 2008 increased $3.0 million, or 9.2%, compared to the same period in 2007. The increase was primarily related to increases in mutual fund management fees related to Frost Investment Advisors, LLC, (up $1.9 million), commission income related to the sale of money market accounts (up $1.3 million), brokerage commissions (up $577 thousand), investment banking fees related to corporate advisory services (up $471 thousand), loan processing fees (up $462 thousand) and unused balance fees on loan commitments (up $459 thousand). These increases were partly offset by decreases in commission income related to the sale of mutual funds (down $987 thousand), receivables factoring income (down $653 thousand) and ATM fees (down $491 thousand).

Net Gain/Loss on Securities Transactions. During 2009, the Corporation sold available-for-sale securities with an amortized cost totaling $206.2 million and realized a net gain of $283 thousand on those sales. The majority of the securities sold were Freddie Mac mortgage-backed securities. During the fourth quarter of 2009, the Corporation purchased approximately $404.9 million of Freddie Mac TBA (to be announced) mortgage-backed securities. The Corporation subsequently sold these securities prior to settlement and realized a net loss of $1.5 million. The Corporation instead invested the funds in mortgage-backed securities issued by Ginnie Mae. During 2008, the Corporation sold available-for-sale securities with an amortized cost totaling $4.9 billion and realized a related net loss of $159 thousand. The Corporation sold $599.1 million of securities during the first quarter of 2008 in connection with a restructuring of the Corporation’s securities portfolio to help improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the federal funds rate and the prime interest rate. The proceeds from the sales were reinvested in longer-term securities with higher yields. The Corporation sold $257.2 million of securities during the second quarter of 2008, of which approximately $190.0 million were primarily sold for liquidity management purposes to fund loan growth. During the third quarter of 2008, the Corporation sold its entire portfolio (with a book value totaling $32.0 million) of unsecured, non-mortgage-backed securities issued by U.S. government agencies and corporations due to increasing risks associated with these investments. During the fourth quarter of 2008, the Corporation purchased and subsequently sold $4.0 billion of securities in connection with certain tax planning strategies.

Other Non-Interest Income. Other non-interest income increased $7.5 million, or 13.2%, for 2009 compared to the same period in 2008. The increase was primarily related to a $17.7 million gain related to the termination of interest rate swaps on certain Federal Home Loan Bank advances. See Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swaps. The increase in other non-interest income also included an increase in income from check card usage (up $1.4 million). These increases were partly offset by decreases in income from securities trading and customer derivative activities (down $2.4 million), sundry income from various miscellaneous items (down $2.4 million), gains on the sale of student loans (down $1.7 million), mineral interest income (down $1.5 million), earnings on cashier check balances (down $1.4 million), lease rental income (down $884 thousand) and gains on sale of assets (down $805 thousand). The decrease in income from securities trading and customer derivative activities primarily relates to a decrease in the volume of customer interest rate swap transactions. Sundry income from various miscellaneous items generally includes income from non-recurring items. Sundry income for 2008 included $2.8 million in income recognized from the collection of loan interest and other charges written-off in prior years, as well as $1.9 million related to the partial redemption of shares received from the VISA, Inc. initial public offering, as further discussed below. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Sales of student loans during 2009 have been limited as the Corporation’s student loan servicer has not been able to obtain the necessary funding required to purchase the loans. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation. Earnings on cashier check balances decreased as the Corporation began maintaining cashiers check balances in-house during the second quarter of 2008. While the Corporation no longer receives third-party fees on cashier check balances, maintaining such balances in-house provides investable funds from which the Corporation derives interest income. Gains on the sale of assets during 2008 included a $1.1 million gain related to a tract of land sold in connection with an eminent domain condemnation.

Other non-interest income increased $3.2 million, or 5.9%, during 2008 compared to the same period in 2007. Contributing to the increase were increases in mineral interest income (up $2.6 million), income from check card usage (up $2.1 million), income from securities trading and customer derivative activities (up $1.4 million) and sundry income from various miscellaneous items (up $827 thousand). Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation, a wholly owned non-banking subsidiary of the Corporation. Sundry income for 2008 included $2.8 million in income recognized from the collection of loan interest and other charges written-off in prior years. Sundry income from various miscellaneous items also included $1.9 million recognized during the first quarter of 2008 related to the partial redemption of shares received from the VISA, Inc. initial public offering resulting from the Corporation’s membership interest in VISA USA. A portion of the shares allocated to the Corporation in the initial public offering were withheld to cover the costs and liabilities associated with certain litigation for which the Corporation, based on its prior proportionate membership interest in VISA USA, is obligated to indemnify VISA under its indemnification agreement with VISA USA. The Corporation accrued $548 thousand in connection with its obligations under the indemnification agreement during the fourth quarter of 2007. Since a portion of the shares allocated to the Corporation in the initial public offering were withheld, the Corporation was not required to make any cash payments related to the indemnification agreement. As such, the indemnification accrual related to certain pending litigation was reversed during the first quarter of 2008 and included in the aforementioned $1.9 million of income. The increases in the aforementioned items were partly offset by a decrease in earnings on cashier check balances (down $2.6 million) and lease rental income (down $757 thousand). The decrease in earnings on cashier check balances was primarily due to a decrease in fees received on balances maintained with the Corporation’s third-party processor as such fees are tied to market interest rates which were comparatively lower in 2008 relative to 2007. Also, as mentioned above, during the second quarter of 2008, the Corporation began to maintain cashiers check balances in-house.

Non-Interest Expense

The components of non-interest expense were as follows:

	2009	2008	2007

Salaries and wages	$230,643	$225,943	$209,982
Employee benefits	55,224	47,219	47,095
Net occupancy	44,188	40,464	38,824
Furniture and equipment	44,223	37,799	32,821
Deposit insurance	25,812	4,597	1,220
Intangible amortization	6,537	7,906	8,860
Other	125,611	122,717	123,644

Total	$532,238	$486,645	$462,446

Total non-interest expense for 2009 increased $45.6 million, or 9.4%, compared to 2008 while total non-interest expense for 2008 increased $24.2 million, or 5.2%, compared to 2007. Changes in the various components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for 2009 increased $4.7 million, or 2.1%, compared to 2008. The increase was primarily related to normal annual merit increases, a decrease in cost deferrals related to lending activity and an increase in stock-based compensation expense. The impact of these items was partly offset by a decrease in incentive compensation expense (down $7.2 million).

Salaries and wages for 2008 increased $16.0 million, or 7.6%, compared to 2007. The increase was primarily related to normal, annual merit increases, increases in headcount and increases in commissions related to higher insurance revenues and incentive compensation related to higher investment banking fees from corporate advisory services.

Employee Benefits. Employee benefits expense for 2009 increased $8.0 million, or 17.0%, compared to 2008. The increase was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and restoration plans (up $3.3 million), expenses related to the Corporation’s 401(k) and profit sharing plans (up $2.4 million) and medical insurance expense (up $2.1 million).

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

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by the profit sharing plan. Management believes these actions help reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. Expense related to the defined benefit retirement and restoration plans totaled $3.1 million in 2009 compared to a net benefit of $269 thousand in 2008 and expense of $1.9 million in 2007. Future benefits/expense related to these plans is dependent upon a variety of factors, including the actual return on plan assets. The increase in expenses related to the Corporation’s defined benefit retirement plan during the 2009 compared to 2008 was partly the result of a weaker return on plan assets during 2008.

For additional information related to the Corporation’s employee benefit plans, see Note 12 - Employee Benefit Plans in the accompanying notes to consolidated financial statements included elsewhere in this report.

Net Occupancy. Net occupancy expense for 2009 increased $3.7 million, or 9.2%, compared to 2008. The increase was primarily due to increases in lease expense (up $1.6 million), property taxes (up $1.0 million) and building depreciation (up $790 thousand) as well as increases in various other categories of net occupancy expense. The increases in these items were partly related to the additional costs associated with new branch locations.

Net occupancy expense for 2008 increased $1.6 million, or 4.2%, compared to 2007. The increase was primarily due to an increase in utilities (up $649 thousand), lease expense (up $598 thousand), building maintenance (up $332 thousand) and service contracts expense (up $239 thousand). The increases in these items were partly related to the additional costs associated with new branch locations.

Furniture and Equipment. Furniture and equipment expense for 2009 increased $6.4 million, or 17.0%, compared to 2008. The increase was primarily related to increases in software amortization expense (up $2.3 million), depreciation expense related to furniture and fixtures (up $1.6 million) and software maintenance expense (up $1.6 million). The increases in software amortization and software maintenance expense were primarily related to certain applications related to data management, internet banking, treasury management and teller/retail delivery systems. The increases in depreciation expense related to furniture and fixtures were partly related to new branch locations.

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

Deposit Insurance. Deposit insurance expense totaled $25.8 million for 2009, compared to $4.6 million in 2008 and $1.2 million in 2007. The increase in deposit insurance expense during 2009 compared to 2008 was due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009. With regard to the increase in fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment.

The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. The increase in deposit insurance expense during 2009 compared to 2008 was also partly related to the Corporation’s utilization of available credits to offset assessments during the first half of 2008. Also affecting the 2009 increase was the additional 10 basis point assessment paid on covered transaction accounts exceeding $250 thousand under the Temporary Liquidity Guaranty Program.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during 2009 included $7.3 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Corporation paid $64.5 million in prepaid risk-based assessments, which included $4.0 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $60.5 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompany consolidated balance sheet as of December 31, 2009.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization totaled $6.5 million for 2009 compared to $7.9 million for 2008 and $8.9 million for 2007. The decrease in amortization expense during the comparable years was primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. The decreases in amortization were partly offset by the additional amortization related to intangible assets recorded in connection with acquisitions during 2008 and 2009. See Note 6 - Goodwill and Other Intangible Assets in the accompanying notes to consolidated financial statements included elsewhere in this report.

Other Non-Interest Expense. Other non-interest expense for 2009 increased $2.9 million, or 2.4%, compared to 2008. Significant components of other non-interest expense with increases compared to 2008 included losses on the sale/write-down of foreclosed assets (up $2.3 million), property tax expense on foreclosed assets (up $2.1 million), cost deferrals related to lending activity (down $971 thousand), professional services expense (up $759 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC (up $670 thousand). Other non-interest expense also included $1.4 million related to a prepayment penalty on the early repayment of certain Federal Home Loan Bank advances as further discussed in Note 8—Borrowed Funds. The increases in foreclosed asset related expenses/losses were primarily related to a significant increase in real estate foreclosures in 2009 as a result of weaker economic conditions. Significant components of other non-interest expense with decreases compared to 2008 included sundry expense from various miscellaneous items (down $2.8 million), amortization of net deferred costs related to loan commitments (down $1.3 million), travel expense (down $628 thousand) and meals and entertainment expense (down $584 thousand). Sundry expense from various miscellaneous items for 2008 included $1.1 million related to a settlement of certain patent infringement claims, $1.0 million related to costs associated with Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas and $410 thousand related to a lease settlement.

Other non-interest expense for 2008 decreased $927 thousand, or 0.7%, compared to 2007. Significant components of other non-interest expense with decreases compared to 2007 included decreases in sundry expense from various miscellaneous items (down $4.4 million), armored motor service expense (down $1.0 million), depreciation expense on leased property (down $750 thousand) and outside computer services expense (down $717 thousand). Sundry expense from various miscellaneous items in 2007 included $5.3 million in expense related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. Also included in 2007, among other things, was $1.0 million in expense related to a contribution for previously unmatched employee contributions to the Corporation’s 401(k) plan and $548 thousand in expense related to indemnification obligations with Visa USA. As previously mentioned, sundry expense from various miscellaneous items for 2008 included $1.1 million related to a settlement of certain patent infringement claims, $1.0 million related to costs associated with Hurricane Ike and $410 thousand related to a lease settlement. Significant components of other non-interest expense with increases compared to 2007 included increases in sub-advisor investment management fees related to Frost Investment Advisors, LLC (up $1.8 million), advertising/promotions expenses (up $1.6 million) and professional service expense (up $1.4 million).

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and the Financial Management Group (“FMG”). A description of each business and the methodologies used to measure financial performance is described in Note 18 - Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	2009	2008	2007

Banking	$179,404	$188,955	$200,387
Financial Management Group	8,642	26,863	27,317
Non-Banks	(9,012)	(8,563)	(15,633)

Consolidated net income	$179,034	$207,255	$212,071

Banking

Net income for 2009 decreased $9.6 million, or 5.1%, compared to 2008. The decrease was primarily the result of a $44.1 million increase in non-interest expense and a $27.6 million increase in the provision for possible loan losses partly offset by a $25.7 million decrease in income tax expense, a $19.6 million increase in non-interest income and a $16.8 million increase in net interest income. Net income for 2008 decreased $11.4 million, or 5.7%, compared to 2007. The decrease was primarily the result of a $23.1 million increase in the provision for possible loan losses and a $22.3 million increase in non-interest expense partly offset by an $11.6 million increase in non-interest income, an $11.9 million increase in net interest income and a $10.5 million decrease in income tax expense.

Net interest income for 2009 increased $16.8 million, or 3.2%, compared to 2008 while net interest income for 2008 increased $11.9 million, or 2.3%, compared to 2007. The increases were for the most part the result of growth in the average volume of earning assets partly offset by a decrease in the average yield on interest-earning assets. The changes in net interest income during the comparable years were also partly impacted by a differences in the number of days as 2008 included an extra day due to leap year. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for 2009 totaled $65.4 million compared to $37.8 million in 2008 and $14.7 million in 2007. During the third quarter of 2008, the Banking segment recorded a provision for possible loan losses totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for 2009 increased $19.6 million, or 10.4%, compared to 2008. The increase was primarily due to an increase in service charges on deposit accounts and other non-interest income partly offset by decreases in other charges commissions and fees and a larger net loss on securities transactions. The increase in service charges on deposit accounts was primarily related to increased treasury management fees on commercial accounts. The increase in other non-interest income was primarily related to a $17.7 million gain related to the termination of interest rate swaps on certain Federal Home Loan Bank advances. See Note 16 - Derivative Financial Instruments for additional information related to the interest rate swaps. The decrease in other charges, commissions and fees was primarily related to decreases in investment banking fees related to corporate advisory services, federal funds agent fees and receivables factoring income. Non-interest income for 2008 increased $11.6 million, or 6.5%, compared to 2007. The increase was due to increases in service charges on deposit accounts, other non-interest income and insurance commissions. See further analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for 2009 increased $44.1 million, or 10.9%, compared to 2008. The increase was primarily due to an increase in deposit insurance expense due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured depository institutions as of June 30, 2009. The increase was also partly due to increases in employee benefits, furniture and equipment expense, net occupancy expense and salaries and wages. The increase in employee benefits expense was primarily related to increases in expenses related to the Corporation’s defined benefit retirement and restoration plans, expenses related to the Corporation’s 401(k) and profit sharing plans and medical insurance expense. The increase in furniture and equipment expense was primarily related to increases in software amortization expense, depreciation expense related to furniture and fixtures and software maintenance expense. The increase in salaries and wages were primarily related to normal annual merit increases, a decrease in cost deferrals related to lending activity and an increase in stock-based compensation expense. The impact of these items was partly offset by a decrease in incentive compensation expense. The increase in net occupancy expense was primarily due to increases in lease expense, property taxes and building depreciation. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Non-interest expense for 2008 increased $22.3 million, or 5.9%, compared to 2007. The increase was primarily related to increases in salaries and wages, furniture and equipment expense, deposit insurance expense, other non-interest expense and net occupancy expense. The increases in salaries and wages were primarily related to normal, annual merit increases, increases in headcount and increases in commissions and incentive compensation. The increase in furniture and equipment expense was primarily related to increases in software amortization expense, software maintenance expense, depreciation expense related to furniture and fixtures and service contracts expense. The increase in other non-interest expense included increases in advertising/promotions expenses and professional service expense. The increase in net occupancy expense was primarily due to an increase in utilities, lease expense, building maintenance and service contracts expense. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $33.6 million in 2009 compared to $33.3 million in 2008 and $31.2 million in 2007. Insurance commission revenues increased $304 thousand, or 0.9%, during 2009 compared to 2008 and increased $2.1 million, or 6.7%, during 2008 compared to 2007. The increases during both 2009 and 2008 were primarily related to higher commission income See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for 2009 decreased $18.2 million, or 67.8%, compared to 2008. The decrease was primarily due to a $13.9 million decrease in net interest income, a $12.6 million decrease in non-interest income and a $1.6 million increase in non-interest expense partly offset by a $9.8 million decrease in income tax expense. Net income for 2008 decreased $454 thousand compared to 2007. The decrease was primarily due to a $6.4 million increase in non-interest expense partly offset by a $6.0 million increase in non-interest income.

Net interest income for 2009 decreased $13.9 million, or 59.9%, compared to 2008. The decrease was due to a decrease in the average volume of funds provided due to a decrease in the average volume of FMGs repurchase agreements which resulted from lower interest rates offered combined with a decrease in the funds transfer price received for providing those funds due to the lower interest rate environment. Net interest income for 2008 did not significantly fluctuate compared to 2007.

Non-interest income for 2009 decreased $12.6 million, or 13.0%, compared to 2008. The decrease was primarily due to decreases in trust fees (down $7.7 million) and other charges, commissions and fees (down $4.1 million). Non-interest income for 2008 increased $6.0 million, or 6.6%, compared to 2007. The increase was primarily due to increases in trust fees (up $4.2 million) and other charges, commissions and fees (up $2.7 million), partially offset by a decrease in other income (down $849 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 74% of total trust fees in 2009, approximately 67% of total trust fees in 2008 and approximately 71% in 2007. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The decrease in trust fee income during 2009 compared to 2008 was primarily the result of decreases in oil and gas trust management fees, securities lending income, custody fees, investment fees and estate fees. The increase in trust fee income during 2008 compared to 2007 was primarily the result of increases in oil and gas trust management fees and securities lending income. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decrease in other charges, commissions and fees during 2009 compared to 2008 was primarily due to decreases in commission income related to the sale of money market accounts, annuities and mutual funds and a decrease in account management fees related to a line of business that was phased-out in 2009 offset by an increase in mutual fund management fees related to Frost Investment Advisors. Decreases in commission income related to the sale of money market accounts, annuities and mutual funds were partly related to decreases in volumes due to weaker market conditions. Additionally, the decrease in commission income related to the sale of money market accounts was also related to a reduction in marketing fees paid by fund companies. The increase in other charges, commissions and fees during 2008 compared to 2007 was primarily due to increases in commission income related to the sales of money market accounts, mutual funds and annuities as well as an increase in brokerage commissions. The decrease in other income during 2008 compared to 2007 was partly due to a decrease in earnings on cashier check balances.

Non-interest expense for 2009 increased $1.6 million, or 2.0%, compared to the same periods in 2008. The increase was primarily due to an increase in salaries and wages and employee benefits (up $1.4 million on a combined basis). The increase in salaries and wages and employee benefits was primarily the result of increases in incentive and stock-based compensation expense and expenses related to employee benefit plans and medical insurance.

Non-interest expense for 2008 increased $6.4 million, or 9.0%, compared to the same period in 2007. The increase was primarily due to an increase in salaries and wages and employee benefits (up $4.0 million on a combined basis) and other non-interest expense (up $2.4 million). The increase in salaries and wages and employee benefits was primarily related to normal, annual merit increases, increases in headcount and increases in commissions and incentive compensation. The increase in other non-interest expense was mostly related to sub-advisor investment management fees for Frost Investment Advisors, which began operations during 2008.

Non-Banks

The net loss for the Non-Banks operating segment increased $449 thousand for 2009 compared to 2008. The increased loss was largely related to a decrease in mineral interest income. Mineral interest income is related to bonus, rental and shut-in payments and oil and gas royalties received from severed mineral interests on property owned by Main Plaza Corporation.

The net loss for the Non-Banks operating segment for 2008 decreased $7.1 million compared to 2007. During 2007, the net loss included $5.3 million in expense recognized during the first quarter of 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs incurred in connection with the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures. The decrease in the net loss was also partly the result of a decrease in interest expense on certain borrowings. As market interest rates decreased, the Non-Banks segment experienced a corresponding decrease in interest cost related to its variable-rate junior subordinated deferrable interest debentures issued in February 2004. Additionally, $3.1 million of variable-rate junior subordinated deferrable interest debentures were redeemed in the first quarter of 2008.

During the fourth quarter of 2008, the Non-Banks operating segment entered into an interest rate swap contract related to its variable-rate junior subordinated deferrable interest debentures issued in February 2004. The terms of the swap effectively convert the variable-rate debentures to a fixed rate for a period of five years. See Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to this swap.

Income Taxes

The Corporation recognized income tax expense of $53.7 million, for an effective rate of 23.1%, in 2009, compared to $89.6 million, for an effective tax rate of 30.2% in 2008 and $97.8 million, for an effective rate of 31.6%, in 2007. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during the comparable years was primarily the result of an increase in holdings of tax-exempt municipal securities.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Corporation’s funding sources and the assets in which those funds are invested as a percentage of the Corporation’s average total assets for the period indicated. Average assets totaled $15.7 billion in 2009 compared to $13.7 billion in 2008 and $13.0 billion in 2007.

	2009	2008	2007

Sources of Funds:
Deposits:
Non-interest-bearing	27.1%	26.4%	27.0%
Interest-bearing	52.0	50.5	51.3
Federal funds purchased and repurchase agreements	3.9	7.4	6.6
Long-term debt and other borrowings	3.7	2.9	3.2
Other non-interest-bearing liabilities	1.7	1.3	1.2
Equity capital	11.6	11.5	10.7

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	55.1%	60.7%	57.2%
Securities	27.1	24.3	25.2
Federal funds sold, resell agreements and other interest-earning assets	5.7	1.7	4.5
Other non-interest-earning assets	12.1	13.3	13.1

Total	100.0%	100.0%	100.0%

Deposits continue to be the Corporation’s primary source of funding. Average deposits increased $1.2 billion, or 18.0% in 2009 compared to 2008 and $318.5 million, or 3.1% in 2008 compared to 2007. Non-interest-bearing deposits remain a significant source of funding, which has been a key factor in maintaining the Corporation’s relatively low cost of funds. Non-interest-bearing deposits totaled 34.3% of total average deposits in 2009 and 2008 and 34.5% in 2007.

The Corporation primarily invests funds in loans and securities. Loans continue to be the largest component of the Corporation’s mix of invested assets. Average loans increased $338.3 million, or 4.1%, in 2009 compared to 2008 and $850.1 million, or 11.4%, in 2008 compared to 2007. Average securities increased $936.0 million, or 28.1%, in 2009 compared to 2008 and $38.6 million, or 1.2% in 2008 compared to 2007. Average federal funds sold, resell agreements and other interest-earning assets increased $661.3 million in 2009 compared to 2008. The increases in average securities and average federal funds sold, resell agreements and other interest-earning assets were funded by deposit growth.

Loans

Year-end loans were as follows:

	2009	Percentage of Total	2008	2007	2006	2005

Commercial and industrial:
Commercial	$3,577,758	42.7%	$3,950,648	$3,472,759	$3,229,570	$2,610,178
Leases	197,605	2.4	205,290	184,140	174,075	148,750
Asset-based	117,213	1.4	85,865	32,963	33,856	41,288

Total commercial and industrial	3,892,576	46.5	4,241,803	3,689,862	3,437,501	2,800,216
Real estate:
Construction:
Commercial	659,459	7.9	755,704	560,176	649,140	590,635
Consumer	30,325	0.4	55,947	61,595	114,142	87,746
Land:
Commercial	259,200	3.1	346,591	397,319	407,055	301,907
Consumer	1,677	-	1,716	2,996	5,394	10,369
Commercial mortgages	2,327,471	27.8	2,250,442	1,982,786	1,766,469	1,409,811
1-4 family residential mortgages	66,351	0.8	79,446	98,077	125,294	95,032
Home equity and other consumer	730,079	8.7	707,974	587,721	508,574	460,941

Total real estate	4,074,562	48.7	4,197,820	3,690,670	3,576,068	2,956,441
Consumer:
Student loans held for sale	24,201	0.3	28,889	62,861	47,335	51,189
Other	346,255	4.2	349,641	325,351	314,227	267,456
Other	52,406	0.6	53,662	29,891	27,703	27,201
Unearned discount	(22,220)	(0.3)	(27,733)	(29,273)	(29,450)	(17,448)

Total	$8,367,780	100.0%	$8,844,082	$7,769,362	$7,373,384	$6,085,055

Overview. Year-end total loans decreased $476.3 million, or 5.4%, during 2009 compared to 2008. The Corporation stopped originating 1-4 family residential mortgage loans in 2000, and as such, this portfolio is excluded when analyzing the growth of the loan portfolio. Student loans are similarly excluded because the Corporation primarily originated these loans for resale. Accordingly, student loans are classified as held for sale. Excluding 1-4 family residential mortgages and student loans, loans decreased $458.5 million, or 5.3%, from December 31, 2008. Year-end total loans increased $1.1 billion, or 13.8%, during 2008 compared to 2007, $396.0 million, or 5.4% during 2007 compared to 2006 and $1.3 billion, or 21.2%, during 2006 compared to 2005. During 2006, the Corporation acquired $1.1 billion in loans in connection with acquisitions. Excluding these acquired loans, total year-end loans increased $174.2 million, or 2.9%, from 2005.

The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.5% and 48.0% of total loans at December 31, 2009 and 2008 while real estate loans made up 48.7% and 47.5% total loans at December 31, 2009 and 2008. Real estate loans include both commercial and consumer balances.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2009, approximately 59% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

Commercial and Industrial Loans. Commercial and industrial loans decreased $349.2 million, or 8.2% from $4.2 billion at December 31, 2008 to $3.9 billion at December 31, 2009. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNCs”), which are discussed in more detail below.

Industry Concentrations. As of December 31, 2009 and 2008, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Corporation to categorize loans by the borrower’s type of business. The following table summarizes the industry concentrations of the Corporation’s loan portfolio, as segregated by SIC code. Industry concentrations are stated as a percentage of year-end total loans as of December 31, 2009 and 2008:

	2009	2008

Industry concentrations:
Energy	9.9%	9.7%
Medical services	5.7	5.0
Public finance	4.1	3.5
Services	3.7	3.8
Building construction	3.2	3.9
Insurance	3.1	3.2
Manufacturing, other	2.9	3.5
Religion	2.8	2.7
General and specific trade contractors	2.6	2.9
Restaurants	2.1	2.1
Legal services	2.0	2.1
All other (35 categories in 2009 and 2008)	57.9	57.6

Total loans	100.0%	100.0%

The Corporation’s largest concentration in any single industry is in energy. Year-end energy loans were as follows:

	2009	2008

Energy loans:
Production	$647,177	$666,202
Service	113,903	135,859
Traders	25,986	5,006
Manufacturing	37,395	46,168
Refining	5,124	1,832

Total energy loans	$829,585	$855,067

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

	2009			2008
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding
Large credit relationships:
$20.0 million and greater	120	$4,103,100	$2,049,732	132	$4,417,378	$2,252,480
$10.0 million to $19.9 million	135	1,883,661	1,192,125	153	2,139,635	1,232,404

The decrease in outstanding balances related to large credit relationships primarily resulted from a decrease in commitments and customers paying down existing lines. The average commitment per large credit relationship in excess of $20.0 million totaled $34.2 million at December 31, 2009 and $33.5 million at December 31, 2008. The average outstanding balance per large credit relationship with a commitment in excess of $20.0 million totaled $17.1 million at both December 31, 2009 and 2008. The average commitment per large credit relationship between $10.0 million and $19.9 million totaled $14.0 million at both December 31, 2009 and 2008. The average outstanding balance per large credit relationship with a commitment between $10 million and $19.9 million totaled $8.8 million at December 31, 2009 and $8.1 million at December 31, 2008.

Purchased Shared National Credits. Purchased SNCs are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $463.4 million at December 31, 2009, decreasing $70.7 million, or 13.2%, from $534.1 million at December 31, 2008. At December 31, 2009, 63.0% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the

Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes. The following table provides additional information about certain credits within the Corporation’s purchased SNCs portfolio as of year-end.

	2009			2008
	Number of Relationships	Period-End Balances		Number of Relationships	Period-End Balances
		Committed	Outstanding		Committed	Outstanding

Purchased shared national credits:
$20.0 million and greater	33	$774,196	$340,830	25	$629,747	$353,740
$10.0 million to $19.9 million	16	229,133	108,106	21	314,523	158,567

Real Estate Loans. Real estate loans totaled $4.1 billion at December 31, 2009, decreasing $123.3 million, or 2.9%, compared to $4.2 billion at December 31, 2008. Commercial real estate loans totaled $3.2 billion or 79.7% of total real estate loans, at December 31, 2009 and $3.4 billion, or 79.9% of total real estate loans, at December 31, 2008. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan.

The following tables summarize the Corporation’s commercial real estate loan portfolio, as segregated by (i) the type of property securing the credit and (ii) the geographic region in which the property is located. Property type concentrations are stated as a percentage of year-end total commercial real estate loans as of December 31, 2009 and 2008:

	2009	2008

Property type:
Office/warehouse	17.3%	17.7%
Office building	16.7	16.1
Retail	8.2	6.8
Medical offices and services	7.0	5.3
Non-farm/non-residential	6.0	5.3
Religious	5.6	5.2
1-4 family	5.1	7.2
All other	34.1	36.4

Total commercial real estate loans	100.0%	100.0%

	2009	2008

Geographic region:
Fort Worth	27.4%	27.8%
San Antonio	22.4	20.9
Houston	21.2	21.9
Austin	9.4	9.4
Dallas	9.3	9.9
Rio Grande Valley	5.3	5.1
Corpus Christi	5.0	5.0

Total commercial real estate loans	100.0%	100.0%

Consumer Loans. The consumer loan portfolio, including all consumer real estate, totaled $1.2 billion at both December 31, 2009, and 2008. As the following table illustrates as of year-end, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale and 1-4 family residential mortgages.

	2009	2008

Construction	$30,325	$55,947
Land	1,677	1,716
Home equity loans	289,535	320,220
Home equity lines of credit	166,441	122,608
Other consumer real estate	274,103	265,146

Total consumer real estate	762,081	765,637
Consumer non-real estate	346,255	349,641
Student loans held for sale	24,201	28,889
1-4 family residential mortgages	66,351	79,446

Total consumer loans	$1,198,888	$1,223,613

Consumer real estate loans, excluding 1-4 family mortgages, decreased $3.6 million, or 0.5%, from December 31, 2008. Combined, home equity loans and lines of credit made up 59.8% and 57.8% of the consumer real estate loan total at December 31, 2009 and 2008. The Corporation offers home equity loans up to 80% of the estimated value of the personal residence of the borrower, less the value of existing mortgages and home improvement loans.

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents, and other similar types of credit facilities.

During 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Student loans were primarily originated for resale on the secondary market. Accordingly, these loans are considered “held for sale.” Student loans are included in total loans in the consolidated balance sheet. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period. The Corporation sold approximately $4.6 million of student loans during 2009 compared to $67.6 million during 2008 and $63.1 million during 2007.

The Corporation also discontinued originating 1-4 family residential mortgage loans in 2000. This portfolio will continue to decline due to the decision to withdraw from the mortgage origination business. 1-4 family residential mortgage loans increased $30.3 million during 2006 compared to 2005 as a result of loans acquired in connection with acquisitions.

Foreign Loans. The Corporation makes U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2009 or 2008.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Corporation’s loans, excluding 1-4 family residential real estate loans, student loans and unearned discounts, at December 31, 2009. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or LIBOR.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total

Commercial and industrial	$1,946,685	$1,510,887	$435,004	$3,892,576
Real estate construction	313,781	250,781	125,222	689,784
Commercial real estate and land	446,562	1,069,901	1,070,208	2,586,671
Consumer and other	196,641	276,014	657,762	1,130,417

Total	$2,903,669	$3,107,583	$2,288,196	$8,299,448

Loans with fixed interest rates	$722,735	$991,653	$1,241,863	$2,956,251
Loans with floating interest rates	2,180,934	2,115,930	1,046,333	5,343,197

Total	$2,903,669	$3,107,583	$2,288,196	$8,299,448

The Corporation may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Corporation’s best interest. In such instances, the Corporation generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal. The Corporation has entered into interest rate swaps that effectively convert $800 million of loans with floating interest rates tied to the prime rate reported in the table above into fixed rate loans for a period of seven years. See Note 16 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps.

Non-Performing Assets and Potential Problem Loans

Non-Performing Assets. Year-end non-performing assets and accruing past due loans were as follows:

	2009	2008	2007	2006	2005

Non-accrual loans:
Commercial and industrial	$78,638	$27,123	$11,445	$20,813	$25,556
Real estate	54,592	36,764	12,026	29,580	4,963
Consumer and other	13,637	1,287	972	1,811	2,660

Total non-accrual loans	146,867	65,174	24,443	52,204	33,179
Restructured loans	-	-	-	-	-
Foreclosed assets:
Real estate	33,305	12,312	4,596	5,500	4,403
Other	7	554	810	45	1,345

Total foreclosed assets	33,312	12,866	5,406	5,545	5,748

Total non-performing assets	$180,179	$78,040	$29,849	$57,749	$38,927

Ratio of non-performing assets to:
Total loans and foreclosed assets	2.14%	0.88%	0.38%	0.78%	0.64%
Total assets	1.11	0.52	0.22	0.44	0.33
Accruing past due loans:
30 to 89 days past due	$90,173	$102,053	$45,290	$56,836	$32,908
90 or more days past due	23,911	19,751	14,347	10,917	7,921

Total accruing past due loans	$114,084	$121,804	$59,637	$67,753	$40,829

Ratio of accruing past due loans to total loans:
30 to 89 days past due	1.08%	1.16%	0.58%	0.77%	0.54%
90 or more days past due	0.28	0.22	0.19	0.15	0.13

Total accruing past due loans	1.36%	1.38%	0.77%	0.92%	0.67%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at December 31, 2009 increased $102.1 million from December 31, 2008. In general, the increasing trend in non-performing assets is reflective of the current weak economic conditions. The increase in non-accrual commercial loans was partly related to the addition of two credit relationships with an aggregate total of $31.4 million. The increase in non-accrual commercial loans also included $16.3 million in loans to certain Mexican borrowers primarily due to a deterioration in the U.S. dollar exchange rate of the Mexican peso. These loans have third party insurance covering between 80% to 90% of the outstanding balance. The increase in non-accrual real estate loans was primarily related to land development and 1-4 family residential construction credit relationships.

Non-performing assets at December 31, 2008 increased $48.2 million from December 31, 2007. The increase in non-performing assets was primarily related to land development and 1-4 family residential construction credit relationships. The increase was reflective of the deterioration of economic conditions during 2008, as well as overall growth in the loan portfolio. Non-performing assets at December 31, 2007 decreased $27.9 million from December 31, 2006. The decrease was largely related to a single credit relationship totaling $23.1 million. The properties securing this credit relationship were sold at auction during 2007. Due to the shortfall in the proceeds from the sale of the properties, the Corporation recognized charge-offs totaling $6.3 million, as further discussed in the section captioned “Allowance For Possible Loan Losses” included elsewhere in this discussion. This credit relationship was first reported as a potential problem during the third quarter of 2006 and was the primary cause of the increase in non-accrual loans reported at December 31, 2006 compared to December 31, 2005.

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

Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2009, the Corporation had $17.4 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2009, potential problem loans consisted of eight credit relationships. Of the total outstanding balance at December 31, 2009, 26.0% related to a customer in the legal profession, 25.2% related to three customers in the real estate lot development/single-family residential construction industry and 20.8% related to an individual, non-commercial borrower. Weakness in these borrowers’ operating performance and/or ability to repay has caused the Corporation to heighten the attention given to these credits.

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

The Corporation’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

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

The table below provides an allocation of the year-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2009		2008		2007		2006		2005

	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans	Allowance for Possible Loan Losses	Percentage of Loans in each Category to Total Loans

Commercial and industrial	$57,394	46.5%	$51,534	48.0%	$50,245	47.1%	$44,603	46.2%	$50,357	45.7%
Real estate	31,074	48.7	29,145	47.5	20,800	47.5	24,955	48.5	16,378	48.6
Consumer	10,681	4.4	11,490	4.2	10,721	5.0	8,238	4.9	5,303	5.2
Other	6,248	0.4	7,356	0.3	2,705	0.4	2,125	0.4	1,556	0.5
Unallocated	19,912	-	10,719	-	7,868	-	16,164	-	6,731	-

Total	$125,309	100%	$110,244	100.0%	$92,339	100.0%	$96,085	100.0%	$80,325	100.0%

During 2009, the reserve allocated to commercial and industrial loans and real estate loans increased compared to 2008 primarily due to an increase in the historical loss allocation factors applied to non-classified loans. The base historical loss allocation for each category of loans is the product of the volume of loans within each level of risk classification and the historical loss allocation factor for that particular level of risk classification, adjusted, as necessary to reflect the impact of current conditions. The base historical loss allocation is then adjusted upwards utilizing an environmental adjustment factor that is based upon a more qualitative analysis of risk. The historical loss allocation factors for non-classified loans determined based upon actual historical experience were adjusted upwards in 2009 given the significant increase in net charge-offs relative to historical average and the continued uncertain economic conditions. Specific valuation allowances related to commercial and industrial loans increased approximately $4.8 million in 2009 compared to 2008 while specific valuation allowances related to real estate loans decreased $461 thousand in 2009 compared to 2008. The increase in the unallocated portion of the allowance for possible loan losses during 2009 compared to 2008 is reflective of continued recessionary economic conditions which began in 2008.

During 2008, the reserve allocated to all categories of loans increased compared to 2007 primarily due to increases in the level of classified loans which impacted the level of allocations required based upon historical loss experience combined with overall growth in loans. Specific valuation allowances also increased in 2008. Specific valuation allowances related to commercial and industrial loans and real estate loans increased approximately $4.1 million and $2.0 million in 2008 compared to 2007, respectively. The increase in the reserve allocated to commercial and industrial loans due to the increase in classified loans and specific valuation allowances was mostly offset by a decrease in general valuation allowances related to large balance and highly leveraged credit relationships that exceed specified risk grades. The increase in the reserve allocated to real estate loans due to the increase in classified loans and specific valuation allowances was partly offset by a decrease in general valuation allowances previously allocated to compensate for concentration risk related to certain higher-risk categories of real estate loans. The increase in the unallocated portion of the allowance for possible loan losses during 2008 compared to 2007 is reflective of the deterioration of economic conditions during 2008.

During 2007, the reserve allocated to commercial and industrial loans increased compared to 2006 primarily due to an increase in general valuation allowances related to large balance and highly leveraged credit relationships that exceed specified risk grades and an increase in the level of classified loans which impacted the level of allocations required based upon historical loss experience. The increase from these items was partly offset by a decrease in specific valuation allowances. Specific valuation allowances related to commercial and industrial loans decreased approximately $5.5 million in 2007 compared to 2006. The decrease in the reserve allocated to real estate loans during 2007 compared to 2006 was primarily related to a decrease in specific valuation allowances of approximately $3.0 million and a decrease in general valuation allowances previously allocated to compensate for concentration risk related to certain higher-risk categories of real estate loans. The decrease in specific valuation allowances related to real estate loans was primarily due to the charge-off of a large credit relationship during 2007, as further discussed below. Specific valuation allowances related to this credit relationship totaled $2.0 million at December 31, 2006. The increase in the reserve allocated to consumer loans during 2007 compared to 2006 was primarily due to growth in the consumer loan portfolio combined with an increase in the historical loss ratio associated with consumer loans. The unallocated portion of the allowance for possible loan losses decreased during 2007 compared to 2006. During 2006, higher unallocated reserves were maintained in part due to the relative uncertainty of the credit quality of certain loans acquired in connection with an acquisition during the fourth quarter of 2006.

During 2006, the reserve allocation related to real estate loans increased compared to 2005 primarily due to growth in the real estate loan portfolio and an increase in specific valuation allowances. The overall growth in real estate loans included growth in several of the higher-risk categories of real estate loans, which resulted in higher reserve allocations to compensate for the additional concentration risk. Specific valuation allowances related to real estate loans increased approximately $2.7 million in 2006 compared to 2005. The decrease in the reserve allocation for commercial and industrial loans during 2006 compared to 2005 was primarily due to a decrease in the level of criticized commercial and industrial loans and a decrease in specific valuation allowances partly offset by growth in the commercial and industrial loan portfolio. Specific valuation allowances related to commercial and industrial loans decreased approximately $2.1 million in 2006 compared to 2005. The increase in the reserve allocation for consumer loans during 2006 compared to 2005 was primarily due to growth in the consumer loan portfolio. The overall growth in loans resulted in an increase in historical valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends. The reserves allocated for all types of loans were also impacted by an increase in the relative percentage by which the historical valuation allowances are adjusted to compensate for current qualitative risk factors. The increase in the unallocated portion of the allowance for possible loan losses during 2006 compared to 2005 was partly related to the relative uncertainty of the credit quality of certain loans acquired in connection with an acquisition during the fourth quarter of 2006.

Activity in the allowance for possible loan losses is presented in the following table.

	2009	2008	2007	2006	2005

Balance of allowance for possible loan losses at beginning of year	$110,244	$92,339	$96,085	$80,325	$75,810
Provision for possible loan losses	65,392	37,823	14,660	14,150	10,250
Allowance for possible loan losses acquired	-	-	-	12,720	3,186
Charge-offs:
Commercial and industrial	(35,818)	(13,910)	(7,541)	(10,983)	(8,448)
Real estate	(11,751)	(6,855)	(9,309)	(727)	(531)
Consumer and other	(12,042)	(8,422)	(8,309)	(7,223)	(6,126)

Total charge-offs	(59,611)	(29,187)	(25,159)	(18,933)	(15,105)
Recoveries:
Commercial and industrial	2,526	3,285	2,125	3,019	2,409
Real estate	496	1,101	331	483	351
Consumer and other	6,262	4,883	4,297	4,321	3,424

Total recoveries	9,284	9,269	6,753	7,823	6,184

Net charge-offs	(50,327)	(19,918)	(18,406)	(11,110)	(8,921)

Balance at end of year	$125,309	$110,244	$92,339	$96,085	$80,325

Net charge-offs as a percentage of average loans	0.58%	0.24%	0.25%	0.17%	0.16%
Allowance for possible loan losses as a percentage of year-end loans	1.50	1.25	1.19	1.30	1.32
Allowance for possible loan losses as a percentage of year-end non-accrual loans	85.32	169.15	377.77	184.06	242.10
Average loans outstanding during the year	$8,652,563	$8,314,265	$7,464,140	$6,523,906	$5,594,477
Loans outstanding at year-end	8,367,780	8,844,082	7,769,362	7,373,384	6,085,055
Non-accrual loans outstanding at year-end	146,867	65,174	24,443	52,204	33,179

As stated above, the provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $27.6 million in 2009 to $65.4 million compared to $37.8 million in 2008 and increased $23.2 million in 2008 compared to $14.7 million in 2007. The increase in the provision for possible loan losses during 2009 was partly due to higher levels of net charge-offs and an increase in classified loans related to the weaker economic conditions. The weak economic conditions have particularly affected the performance of many of the Corporation’s land development and 1-4 family residential construction credit relationships. The increase in 2008 compared to 2007 was partly due to a provision totaling approximately $10 million for probable loan losses related to Hurricane Ike which impacted the Corporation’s Houston and Galveston market areas during the third quarter of 2008. In determining the amount of the provision, the Corporation identified customers that were likely impacted by the hurricane based on their geographic location. The Corporation adjusted risk grades for loans to these customers based on estimated loan payment abilities and loss of collateral value. Furthermore, the Corporation increased the historical loss allocation factors for all lower-risk, “pass” loans to customers within the areas directly impacted by Hurricane Ike and the greater Houston/Galveston market area as a whole. The increase in the provision for possible loan losses was also partly due to an increase in classified loans and the overall growth in loans, which increased $1.1 billion, or 13.8%, during 2008 compared to 2007.

Net charge-offs during 2009 increased $30.4 million compared to 2008 while net charge-offs in 2008 increased $1.5 million compared to 2007. As a percentage of average loans, net charge-offs increased 34 basis points in 2009 compared to 2008 and decreased 1 basis point in 2008 compared to 2007. The increase in net charge-offs in 2009 is related to the deterioration of economic conditions which began in 2008. During 2007, the

Corporation recognized real estate related charge-offs totaling $6.3 million related to a single credit relationship. Excluding the effect of the charge-offs related to this credit relationship from 2007, net charge-offs for 2008 would have increased $7.8 million and 8 basis points as a percentage of average loans. This effective increase in net charge-offs is reflective of the increase in classified assets related to the deterioration of economic conditions, as well as overall growth in the loan portfolio during 2008.

The ratio of the allowance for possible loan losses to total loans increased 25 basis points from 1.25% at December 31, 2008 to 1.5% at December 31, 2009, which is reflective of the increase in classified assets and the generally weaker economic conditions. Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2009. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Securities

Year-end securities were as follows:

	2009		2008		2007

	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

Held to maturity:
Residential mortgage-backed securities issued by U.S. government agencies and corporations	$5,115	0.1%	$5,948	0.2%	$7,125	0.2%
Other	1,000	-	1,000	-	1,000	-

Total	6,115	0.1	6,948	0.2	8,125	0.2

Available for sale:
U.S. Treasury	400,255	8.2	24,999	0.7	-	-
Residential mortgage-backed securities issued by U.S. government agencies and corporations	2,577,309	52.5	2,560,871	71.6	2,845,311	83.0
States and political subdivisions	1,868,658	38.1	931,073	26.0	524,085	15.3
Other	38,035	0.8	37,586	1.1	37,616	1.1

Total	4,884,257	99.6	3,554,529	99.4	3,407,012	99.4
Trading:
U.S. Treasury	16,126	0.3	14,489	0.4	11,913	0.4
Common stock	-	-	63	-	-	-

Total	16,126	0.3	14,552	0.4	11,913	0.4

Total securities	$4,906,498	100.0%	$3,576,029	100.0%	$3,427,050	100.0%

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2009. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 35%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as available for sale include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield

Held to maturity:
Residential mortgage- backed securities issued by U.S. government agencies and corporations	$2	8.26%	$18	10.09%	$1,089	5.54%	$4,006	3.97%	$5,115	4.33%
Other	-	-	1,000	1.45	-	-	-	-	1,000	1.45

Total	$2	8.26	$1,018	1.60	$1,089	5.54	$4,006	3.97	$6,115	3.86

Available for Sale:
U.S. Treasury	$199,919	0.45%	$200,336	0.96%	$-	-%	$-	-%	$400,255	0.71%
Residential mortgage- backed securities issued by U.S. government agencies and corporations	-	-	14	9.63	623,407	4.64	1,953,888	4.85	2,577,309	4.80
States and political subdivisions	58,521	2.83	72,703	5.78	128,088	5.57	1,609,346	7.33	1,868,658	7.00
Other	-	-	-	-	-	-	-	-	38,035	-

Total	$258,440	0.99	$273,053	2.21	$751,495	4.80	$3,563,234	5.96	$4,884,257	5.29

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

At December 31, 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Corporation’s shareholders’ equity.

The average taxable-equivalent yield on the securities portfolio was 5.45% in 2009 compared to 5.41% in 2008 and 5.24% in 2007. The increase in the average taxable-equivalent yield on the securities portfolio in 2009 compared to the prior years was primarily related to an increase in the relative proportion of higher-yielding tax-exempt municipal securities, which, for the most part, was related to investments in local school district general obligation bonds guaranteed by the Texas Permanent School Fund, which has a “triple-A” insurer financial strength rating. See the section captioned “Net Interest Income” included elsewhere in this discussion. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

	2009		2008		2007

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Non-interest-bearing demand deposits:
Commercial and individual	$3,793,195		$3,246,169		$3,224,741
Correspondent banks	360,238		311,034		248,591
Public funds	105,051		57,544		50,800

Total	4,258,484		3,614,747		3,524,132
Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,024,867	0.15%	1,694,688	0.19%	1,401,437	0.47%
Money market accounts	4,152,225	0.60	3,492,935	1.47	3,494,704	3.08
Time accounts of $100,000 or more	841,063	1.76	755,598	3.24	773,324	4.44
Time accounts under $100,000	768,615	1.56	604,391	3.18	609,383	4.25
Public funds	374,373	0.41	368,760	1.72	409,661	3.89

Total	8,161,143	0.69	6,916,372	1.52	6,688,509	2.84

Total deposits	$12,419,627	0.45	$10,531,119	1.00	$10,212,641	1.86

Average deposits increased $1.9 billion, or 17.9% in 2009 compared to 2008 and increased $318.5 million, or 3.1% in 2008 compared to 2007. The increase in average deposits during 2009 compared to 2008 was related to growth in all categories of deposits with the most significant volume growth in money market accounts and non-interest-bearing commercial and individual accounts. The increase in average deposits during 2008 compared to 2007 was primarily related to growth in savings and interest checking accounts. The ratio of average interest-bearing deposits to total average deposits remained stable at 65.7% in 2009 and 2008 and 65.5% in 2007. The average cost of interest-bearing deposits and total deposits was 0.69% and 0.45% during 2009 compared to 1.52% and 1.00% during 2008 and 2.84% and 1.86% during 2007. The decrease in the average cost of interest-bearing deposits during the comparable periods was primarily the result of decreases in interest rates offered on deposit products due to decreases in average market interest rates. The decrease in the average cost of interest-bearing deposits during 2008 compared to 2007 was also partly related to an increase in the relative proportion of lower yielding savings and interest on checking deposits.

The following table presents the proportion of each component of average non-interest-bearing deposits to the total of such deposits during the years presented:

	2009	2008	2007

Commercial and individual	89.1%	89.8%	91.5%
Correspondent banks	8.4	8.6	7.1
Public funds	2.5	1.6	1.4

Total	100.0%	100.0%	100.0%

Average non-interest-bearing deposits increased $643.7 million, or 17.8%, in 2009 compared to 2008 while average non-interest-bearing deposits increased $90.6 million, or 2.6%, in 2008 compared to 2007. The increase in 2009 compared to 2008 was primarily due to a $547.0 million, or 16.9%, increase in average commercial and individual deposits. The increase in 2008 compared to 2007 was primarily due to a $62.4 million, or 25.1%, increase in average correspondent bank deposits and a $21.4 million, or 0.7%, increase in average commercial and individual deposits. Average commercial and individual demand deposits during 2008 and 2007 included approximately $88.5 million and $116.0 million, respectively, of deposits that were received under a contractual relationship assumed in connection with an acquisition. This contractual relationship was terminated in 2008.

The following table presents the proportion of each component of average interest-bearing deposits to the total of such deposits during the years presented:

	2009	2008	2007

Private accounts:
Savings and interest checking	24.8%	24.5%	21.0%
Money market accounts	50.9	50.5	52.2
Time accounts of $100,000 or more	10.3	10.9	11.6
Time accounts under $100,000	9.4	8.8	9.1
Public funds	4.6	5.3	6.1

Total	100.0%	100.0%	100.0%

Total average interest-bearing deposits increased $1.2 billion, or 18.0%, in 2009 compared to 2008 and increased $227.9 million, or 3.4%, in 2008 compared to 2007. The relative mix of interest-bearing deposits did not significantly change in 2009 compared to 2008. During 2008 compared to 2007, the proportion of savings and interest checking accounts increased while the proportion of time accounts and money market deposit accounts decreased. The shift in relative proportions toward savings and interest checking accounts appears to be related to the lower interest rate environment experienced over the last two years as many customers appear to have become less inclined to invest their funds for extended periods.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Average brokered money market deposits totaled $98.2 million in 2009 compared to $1.7 million in 2008. Average CDARS deposits totaled $148.7 million in 2009 compared to $3.8 million in 2008. Brokered money market deposits and CDARS deposits were not significant in 2007.

Geographic Concentrations. The following table summarizes the Corporation’s average total deposit portfolio, as segregated by the geographic region from which the deposit accounts were originated. Certain accounts, such as correspondent bank deposits, are recorded at the statewide level. Geographic concentrations are stated as a percentage of average total deposits during the years presented.

	2009	2008	2007

San Antonio	31.9%	32.0%	32.1%
Fort Worth	19.9	22.1	22.1
Houston	17.6	18.1	18.6
Austin	10.3	10.6	10.6
Corpus Christi	6.3	6.6	6.4
Dallas	5.8	4.2	4.2
Rio Grande Valley	3.4	3.3	3.7
Statewide	4.8	3.1	2.3

Total	100.0%	100.0%	100.0%

The Corporation experienced deposit growth in all regions during 2009 compared to 2008. The San Antonio region had the largest dollar volume increase during 2009, increasing $598.4 million, or 17.8%. The Statewide region had the largest percentage increase, increasing $268.3 million, or 81.3%, primarily due to growth in correspondent bank deposits and capital markets accounts. Average deposits for the Houston region increased $277.6 million, or 14.6%, while average deposits for the Dallas, Austin and Fort Worth regions increased $278.4 million, or 62.5%, $152.7 million, or 15.6%, and $139.5 million, or 6.0%, respectively.

The Corporation experienced deposit growth in all regions during 2008 compared to 2007 with the exception of the Rio Grande Valley and the Houston regions. Average deposits in the Rio Grande Valley region decreased $30.6 million, or 8.1%, and average deposits for the Houston region decreased $1.9 million, or 0.1%. The decrease in the Rio Grande Valley region was partly due to run-off of money market balances and certificates of deposit in connection with a competitive rate environment. The decrease in the Houston region was related to certain deposits received under a contractual relationship assumed in connection with an acquisition. The contractual relationship was terminated in 2008. Excluding these deposits, average deposits for the Houston region would have increased $25.6 million, or 1.4%. The San Antonio region had the largest dollar volume increase during 2008, increasing $90.3 million, or 2.75%. The Statewide region had the largest percentage increase, increasing $86.5 million, or 35.5%, primarily due to growth in correspondent bank deposits as banks kept higher balances to pay for services. Average deposits for the Fort Worth region increased $73.7 million, or 3.3%, while average deposits for the Corpus Christi, Austin and Dallas regions increased $42.0 million, or 6.4%, $36.9 million, or 3.4%, and $21.6 million, or 5.1%, respectively.

Foreign Deposits. Mexico has historically been considered a part of the natural trade territory of the Corporation’s banking offices. Accordingly, U.S. dollar-denominated foreign deposits from sources within Mexico have traditionally been a significant source of funding. Average deposits from foreign sources, primarily Mexico, totaled $716.4 million in 2009, $686.2 million in 2008 and $699.5 million in 2007.

Short-Term Borrowings

The Corporation’s primary source of short-term borrowings is federal funds purchased from correspondent banks and repurchase agreements in the natural trade territory of the Corporation, as well as from upstream banks. Federal funds purchased and repurchase agreements totaled $482.0 million, $1.1 billion and $933.1 million at December 31, 2009, 2008 and 2007. The maximum amount of these borrowings outstanding at any month-end was $686.8 million in 2009, $1.4 billion in 2008 and $945.0 million in 2007. The weighted-average interest rate on federal funds purchased and repurchase agreements was 0.05%, 0.24% and 3.69% at December 31, 2009, 2008 and 2007.

The following table presents the Corporation’s average net funding position during the years indicated:

	2009		2008		2007

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds sold and resell agreements	$59,236	0.35%	$141,724	2.47%	$579,964	5.15%
Federal funds purchased and repurchase agreements	(610,945)	0.17	(1,008,019)	1.29	(867,152)	3.68

Net funds position	$(551,709)		$(866,295)		$(287,188)

The net funds purchased position decreased in 2009 compared to 2008 primarily due to a $233.7 million decrease in average repurchase agreements and a $163.4 million decrease in average federal funds purchased partly offset by the impact of a $78.9 million decrease in average federal funds sold and a $3.6 million decrease in average resell agreements. The net funds purchased position increased in 2008 compared to 2007 primarily due to a $437.7 million decrease in average federal funds sold and a $183.8 million increase in average federal funds purchased, partly offset by a $42.9 million decrease in average repurchase agreements. During 2009, average interest-bearing deposits totaled $829.2 million compared to $85.4 million in 2008 and $7.5 million in 2007. During the fourth quarter of 2008, the Corporation began maintaining excess liquid funds in interest-bearing deposits with the Federal Reserve rather than federal funds sold in order to capitalize on higher available yields.

Off Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2009. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total

Contractual obligations:
Subordinated notes payable	$-	$150,000	$-	$100,000	$250,000
Junior subordinated deferrable interest debentures	-	-	-	136,084	136,084
Federal Home Loan Bank advances	6,517	37	8	-	6,562
Operating leases	17,828	30,013	21,612	45,409	114,862
Deposits with stated maturity dates	1,377,849	109,310	-	-	1,487,159

	1,402,194	289,360	21,620	281,493	1,994,667
Other commitments:
Commitments to extend credit	122,926	3,267,720	630,057	420,919	4,441,622
Standby letters of credit	2,429	253,723	11,381	164	267,697

	125,355	3,521,443	641,438	421,083	4,709,319

Total contractual obligations and other commitments	$1,527,549	$3,810,803	$663,058	$702,576	$6,703,986

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

Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit outstanding at December 31, 2009 are included in the table above.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2009 are included in the table above.

Trust Accounts. The Corporation also holds certain assets in fiduciary or custodial capacity on behalf of its trust customers. The estimated fair value of trust assets was approximately $22.7 billion (including managed assets of $10.4 billion and custody assets of $12.3 billion) at December 31, 2009. These assets were primarily composed of fixed income securities (44.1% of trust assets), equity securities (37.8% of trust assets) and cash equivalents (11.1% of trust assets).

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.1 billion at December 31, 2009. At December 31, 2009, the Corporation held in trust liquid assets with a fair value of $1.1 billion as collateral for these agreements.

Capital and Liquidity

Capital. At December 31, 2009, shareholders’ equity totaled $1.9 billion compared to $1.8 billion at December 31, 2008. In addition to net income of $179.0 million, other significant changes in shareholders’ equity during 2009 included $102.1 million of dividends paid, $16.2 million in proceeds from stock option exercises and the related tax benefits of $1.5 million and $12.6 million related to stock-based compensation. Additionally, the Corporation issued/sold $7.5 million in common stock held in treasury to the Corporation’s 401(k) plan. During the second quarter of 2009, the Corporation began to issue shares of the Corporation’s common stock directly to the Corporation’s 401(k) plan in connection with matching contributions. Additionally, the 401(k) plan began to purchase shares of the Corporation’s common stock directly from the Corporation utilizing proceeds from dividends that plan participants elected to reinvest in the Corporation’s common stock. Previously, the Corporation contributed the matching contributions in cash, which, along with the proceeds from dividends on the Corporation’s common stock, were then utilized to purchase shares of the Corporation’s common stock on the open market.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $154.2 million at December 31, 2009 compared to a net, after-tax, unrealized gain of $137.3 million at December 31, 2008. This fluctuation was primarily related to the after-tax effect of changes in the unrealized gain/loss on securities available for sale and the net actuarial gain/loss of the Corporation’s defined benefit post-retirement benefit plans offset by the after-tax effect of a change in the accumulated net gain/loss on effective cash flow hedges during 2009. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, defined benefit post-retirement benefit plans and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 11 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.42, $0.43, $0.43 and $0.43 per common share during the first, second, third and fourth quarters of 2009, respectively, and $0.40, $0.42, $0.42 and $0.42 per common share during the first, second, third and fourth quarters of 2008, respectively. This equates to a dividend payout ratio of 57.0% in 2009 and 47.4% in 2008.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by Frost Bank. See Note 11 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At December 31, 2009, Cullen/Frost had liquid assets, including cash and resell agreements, totaling $111.3 million, which included $6.0 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

The Corporation’s operating objectives include expansion, diversification within its markets, growth of its fee-based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction.

On January 7, 2008, the Corporation redeemed $3.1 million of floating rate junior subordinated deferrable interest debentures held of record by Alamo Trust. Concurrently, the $3.0 million of floating rate trust preferred securities issued by Alamo Trust were also redeemed. On February 15, 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes. The proceeds of the notes were used to partly fund the redemption of $103.1 million of 8.42% junior subordinated deferrable interest debentures, held of record by Cullen/Frost Capital Trust I. As a result of the redemption, the Corporation incurred $5.3 million in expense during 2007 related to a prepayment penalty and the write-off of the unamortized debt issuance costs. Concurrently, the $100 million of 8.42% trust preferred securities issued by Cullen/Frost Capital Trust I were also redeemed. See Note 8 - Borrowed Funds in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information.

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

New Authoritative Accounting Guidance

See Note 20 - New Authoritative Accounting Guidance in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

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

As of December 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.8% and 3.6%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.4% relative to the base case over the next 12 months. As of December 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.8% and 3.5% relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.0% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2009 and 2008 was considered to be remote given prevailing interest rate levels.

The Corporation experienced significant growth in deposits in 2009 compared to 2008. The deposit growth funded a significant increase in fixed-rate securities and short-term interest-bearing deposits which are generally immediately impacted by changes in interest rates. During the fourth quarter of 2009, the Corporation also terminated portions of certain interest rate swap contracts that were designated as hedging instruments in cash flow hedges that effectively fixed the interest rates on $400 million of variable-rate loans. See Note 16 -Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information. The Corporation’s sensitivity to increases in interest rates as of December 31, 2009 did not significantly change from December 31, 2008 as the increased sensitivity resulting from the increase in short-term interest-bearing deposits and the termination of portions of certain interest rate swap contracts on $400 million of variable-rate loans was for the most part offset by the decreased interest rate sensitivity resulting from the increase in fixed-rate securities.

As of December 31, 2009, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 1.4% negative variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.3% positive variance in net interest income.

The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under ASC Topic 320, “Investments—Debt and Equity Securities” are not significant, and, as such, separate quantitative disclosure is not presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Cullen/Frost Bankers, Inc.

We have audited the accompanying consolidated balance sheets of Cullen/Frost Bankers, Inc. (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cullen/Frost Bankers, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cullen/Frost Bankers, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
February 2, 2010

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2009	2008	2007

Interest income:
Loans, including fees	$432,222	$504,680	$573,039
Securities:
Taxable	125,084	143,360	148,467
Tax-exempt	63,362	23,684	17,050
Interest-bearing deposits	2,161	429	396
Federal funds sold and resell agreements	207	3,498	29,895

Total interest income	623,036	675,651	768,847

Interest expense:
Deposits	56,015	104,871	190,237
Federal funds purchased and repurchase agreements	1,052	12,954	31,951
Junior subordinated deferrable interest debentures	7,231	6,972	11,283
Subordinated notes payable and other borrowings	22,059	16,829	16,639

Total interest expense	86,357	141,626	250,110

Net interest income	536,679	534,025	518,737
Provision for possible loan losses	65,392	37,823	14,660

Net interest income after provision for possible loan losses	471,287	496,202	504,077

Non-interest income:
Trust fees	67,268	74,554	70,359
Service charges on deposit accounts	102,474	87,566	80,718
Insurance commissions and fees	33,096	32,904	30,847
Other charges, commissions and fees	27,699	35,557	32,558
Net gain (loss) on securities transactions	(1,260)	(159)	15
Other	64,429	56,900	53,734

Total non-interest income	293,706	287,322	268,231

Non-interest expense:
Salaries and wages	230,643	225,943	209,982
Employee benefits	55,224	47,219	47,095
Net occupancy	44,188	40,464	38,824
Furniture and equipment	44,223	37,799	32,821
Deposit insurance	25,812	4,597	1,220
Intangible amortization	6,537	7,906	8,860
Other	125,611	122,717	123,644

Total non-interest expense	532,238	486,645	462,446

Income before income taxes	232,755	296,879	309,862
Income taxes	53,721	89,624	97,791

Net income	$179,034	$207,255	$212,071

Earnings per common share:
Basic	$3.00	$3.51	$3.59
Diluted	3.00	3.50	3.57

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,

	2009	2008

Assets:
Cash and due from banks	$558,490	$656,339
Interest-bearing deposits	1,157,699	495,867
Federal funds sold and resell agreements	5,290	85,125

Total cash and cash equivalents	1,721,479	1,237,331

Securities held to maturity, at amortized cost	6,115	6,948
Securities available for sale, at estimated fair value	4,884,257	3,554,529
Trading account securities	16,126	14,552
Loans, net of unearned discounts	8,367,780	8,844,082
Less: Allowance for possible loan losses	(125,309)	(110,244)

Net loans	8,242,471	8,733,838
Premises and equipment, net	324,098	267,025
Goodwill	527,684	526,567
Other intangible assets, net	19,460	24,266
Cash surrender value of life insurance policies	125,405	121,197
Accrued interest receivable and other assets	420,943	547,889

Total assets	$16,288,038	$15,034,142

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$4,645,802	$4,152,348
Interest-bearing deposits	8,667,508	7,356,589

Total deposits	13,313,310	11,508,937

Federal funds purchased and repurchase agreements	482,048	1,073,279
Subordinated notes payable and other borrowings	256,562	256,577
Junior subordinated deferrable interest debentures	136,084	136,084
Accrued interest payable and other liabilities	205,610	295,738

Total liabilities	14,393,614	13,270,615

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	-	-
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,236,862 shares issued	602	602
Additional paid-in capital	600,355	589,065
Retained earnings	1,150,103	1,080,160
Accumulated other comprehensive income (loss), net of tax	154,205	137,294
Treasury stock, 198,586 shares in 2009 and 820,429 shares in 2008, at cost	(10,841)	(43,594)

Total shareholders’ equity	1,894,424	1,763,527

Total liabilities and shareholders’ equity	$16,288,038	$15,034,142

See accompanying Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,

	2009	2008	2007

Operating Activities:
Net income	$179,034	$207,255	$212,071
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	65,392	37,823	14,660
Deferred tax expense (benefit)	(9,854)	11,421	857
Accretion of loan discounts	(13,974)	(12,207)	(13,066)
Securities premium amortization (discount accretion), net	3,108	818	(2,090)
Net (gain) loss on securities transactions	1,260	159	(15)
Depreciation and amortization	36,459	33,567	31,357
Net (gain) loss on sale of loans held for sale and other assets	2,584	(2,063)	(1,841)
Stock-based compensation	12,645	10,166	9,650
Tax benefits from stock-based compensation	815	619	187
Excess tax benefits from stock-based compensation	(681)	(7,770)	(8,413)
Earnings on life insurance policies	(4,858)	(4,966)	(4,489)
Net change in:
Trading account securities	(1,574)	(2,639)	(2,507)
Student loans held for sale	4,829	34,701	(12,677)
Accrued interest receivable and other assets	68,162	(148,227)	(26,035)
Accrued interest payable and other liabilities	(69,418)	75,717	3,634

Net cash from operating activities	273,929	234,374	201,283

Investing Activities:
Securities held to maturity:
Purchases	(1,000)	-	(1,000)
Maturities, calls and principal repayments	1,832	1,173	2,965
Securities available for sale:
Purchases	(12,389,403)	(7,650,782)	(13,592,106)
Sales	206,477	4,871,311	64,924
Maturities, calls and principal repayments	10,930,488	2,739,555	13,474,788
Net change in loans	403,865	(1,130,116)	(393,891)
Net cash paid in acquisitions	(1,205)	(586)	(2,828)
Proceeds from sales of premises and equipment	715	1,287	5,022
Purchases of premises and equipment	(78,262)	(67,470)	(26,087)
Benefits received on life insurance policies	650	-	-
Proceeds from sales of repossessed properties	6,460	6,301	6,938

Net cash from investing activities	(919,383)	(1,229,327)	(461,275)

Financing Activities:
Net change in deposits	1,804,373	979,264	141,764
Net change in short-term borrowings	(591,231)	140,207	68,882
Proceeds from long-term borrowings	230,000	-	98,799
Principal payments on long-term borrowings	(230,015)	(7,662)	(128,313)
Proceeds from stock option exercises	16,226	37,400	23,600
Excess tax benefits from stock-based compensation	681	7,770	8,413
Purchase of treasury stock	(800)	(23,055)	(110,406)
Treasury stock sold to the 401(k) stock purchase plan	2,498	-	-
Cash dividends paid	(102,130)	(98,152)	(90,820)

Net cash from financing activities	1,129,602	1,035,772	11,919

Net change in cash and cash equivalents	484,148	40,819	(248,073)
Cash and cash equivalents at beginning of year	1,237,331	1,196,512	1,444,585

Cash and cash equivalents at end of year	$1,721,479	$1,237,331	$1,196,512

See accompanying Notes to Consolidated Financial Statements

Cullen/Frost Bankers, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total

Balance at January 1, 2007	$598	$548,117	$883,060	$(54,892)	$-	$1,376,883
Comprehensive income:
Net income	-	-	212,071	-	-	212,071
Other comprehensive income, net of tax	-	-	-	47,510	-	47,510

Total comprehensive income						259,581
Stock option exercises (876,844 shares)	4	10,451	(11,960)	-	25,105	23,600
Tax benefits from stock-based compensation	-	187	-	-	-	187
Excess tax benefits from stock-based compensation	-	8,413	-	-	-	8,413
Stock-based compensation expense recognized in earnings	-	9,650	-	-	-	9,650
Non-vested stock awards (61,800 shares)	-	(3,019)	(213)	-	3,232	-
Purchase of treasury stock (2,115,658 shares)	-	-	-	-	(110,406)	(110,406)
Cash dividends ($1.54 per share)	-	-	(90,820)	-	-	(90,820)

Balance at December 31, 2007	602	573,799	992,138	(7,382)	(82,069)	1,477,088
Cumulative effect of adoption of a new accounting principle on January 1, 2008	-	-	(240)	-	-	(240)
Comprehensive income:
Net income	-	-	207,255	-	-	207,255
Other comprehensive income, net of tax	-	-	-	144,676	-	144,676

Total comprehensive income						351,931
Stock option exercises (1,116,470 shares)	-	-	(20,841)	-	58,241	37,400
Tax benefits from stock-based compensation	-	619	-	-	-	619
Excess tax benefits from stock-based compensation	-	7,770	-	-	-	7,770
Stock-based compensation expense recognized in earnings	-	10,166	-	-	-	10,166
Non-vested stock awards (63,000 shares)	-	(3,289)	-	-	3,289	-
Purchase of treasury stock (425,167 shares)	-	-	-	-	(23,055)	(23,055)
Cash dividends ($1.66 per share)	-	-	(98,152)	-	-	(98,152)

Balance at December 31, 2008	602	589,065	1,080,160	137,294	(43,594)	1,763,527
Comprehensive income:
Net income	-	-	179,034	-	-	179,034
Other comprehensive income, net of tax	-	-	-	16,911	-	16,911

Total comprehensive income						195,945
Stock option exercises (426,625 shares)	-	-	(6,147)	-	22,373	16,226
Tax benefits from stock-based compensation	-	815	-	-	-	815
Excess tax benefits from stock-based compensation	-	681	-	-	-	681
Stock-based compensation expense recognized in earnings	-	12,645	-	-	-	12,645
Non-vested stock awards (56,300 shares)	-	(2,851)	(176)	-	3,027	-
Purchase of treasury stock (15,777 shares)	-	-	-	-	(800)	(800)
Treasury stock issued/sold to the 401(k) stock purchase plan (154,695 shares)	-	-	(638)	-	8,153	7,515
Cash dividends ($1.71 per share)	-	-	(102,130)	-	-	(102,130)

Balance at December 31, 2009	$602	$600,355	$1,150,103	$154,205	$(10,841)	$1,894,424

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

Certain items in prior financial statements have been reclassified to conform to the current presentation. The Corporation has evaluated subsequent events for potential recognition and/or disclosure through February 2, 2010, the date these consolidated financial statements were issued. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Corporation’s results of operations since their respective dates of acquisition.

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Cash paid for interest totaled $93.3 million in 2009, $157.9 million in 2008 and $244.0 million in 2007. Cash paid for income taxes totaled $82.5 million in 2009, $89.3 million in 2008 and $84.6 million in 2007. Significant non-cash transactions included transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures of $36.1 million in 2009, $15.1 million in 2008 and $7.6 million in 2007, common stock issued to the Corporation’s 401(k) plan in connection with matching contributions totaling $5.0 million during 2009, loans to facilitate the sale of other real estate owned totaling $4.7 million in 2009 and transfers of other real estate owned to premises and equipment totaling $976 thousand 2009.

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

The Corporation was required to have $104.6 million and $118.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2009 and 2008. These deposits with the Federal Reserve Bank do not earn interest.

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

Loans Held for Sale. Prior to the second quarter of 2008, the Corporation originated student loans primarily for sale in the secondary market. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Student loans are classified as held for sale and are carried at the lower of cost or fair value, determined on an aggregate basis. Student loans are generally sold on a non-recourse basis after the deferment period has ended; however, from time to time, the Corporation has sold such loans prior to the end of the deferment period. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. Student loans totaled $24.2 million and $28.9 million at December 31, 2009 and 2008 and are included in total loans in the consolidated balance sheets.

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Corporation’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

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

Foreclosed Assets. Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $33.3 million and $12.9 million at December 31, 2009 and 2008.

Goodwill. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 6 - Goodwill and Other Intangible Assets.

Intangibles and Other Long-Lived Assets. Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Corporation’s intangible assets relate to core deposits, non-compete agreements and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. See Note 6 - Goodwill and Other Intangible Assets.

Insurance Commissions and Fees. Commission revenue is recognized as of the effective date of the insurance policy. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the Corporation receives data from the insurance companies that allows the reasonable estimation of these amounts. The Corporation maintains a reserve for commission adjustments based on estimated policy cancellations. This reserve was not significant at December 31, 2009 or 2008.

Stock-Based Compensation. Compensation expense for stock options, non-vested stock awards and deferred stock units is based on the fair value of the award on the measurement date, which, for the Corporation, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using a binomial lattice-based valuation model. The fair value of stock options granted prior to the fourth quarter of 2006 was estimated using the Black-Scholes option-pricing model. The fair value of non-vested stock awards and deferred stock units is generally the market price of the Corporation’s stock on the date of grant.

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

Basic and Diluted Earnings Per Common Share. Effective January 1, 2009, the Corporation adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards and deferred stock units are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under FASB ASC Topic 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 10 - Shareholders’ Equity and Earnings Per Common Share.

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

Fair Value Measurements. ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. See Note 17—Fair Value Measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Endorsement Split-Dollar Life Insurance Arrangements. On January 1, 2008, the Corporation changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $240 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits.” See Note 20 - New Authoritative Accounting Guidance.

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

Note 2 - Securities Held to Maturity and Securities Available for Sale

Year-end securities held to maturity and available for sale consisted of the following:

	2009				2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Held to Maturity:
Residential mortgage-backed securities issued by U.S. government agencies and corporations	$5,115	$141	$-	$5,256	$5,948	$60	$60	$5,948
Other	1,000	-	-	1,000	1,000	-	-	1,000

Total	$6,115	$141	$-	$6,256	$6,948	$60	$60	$6,948

Securities Available for Sale:
U. S. Treasury	$399,444	$811	$-	$400,255	$24,927	$72	$-	$24,999
Residential mortgage-backed securities issued by U.S. government agencies and corporations	2,491,579	89,740	4,010	2,577,309	2,495,596	65,558	283	2,560,871
States and political subdivisions	1,785,914	83,894	1,150	1,868,658	908,793	26,823	4,543	931,073
Other	38,035	-	-	38,035	37,586	-	-	37,586

Total	$4,714,972	$174,445	$5,160	$4,884,257	$3,466,902	$92,453	$4,826	$3,554,529

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the table above.

Securities with a carrying value totaling $1.9 billion and $2.5 billion at December 31, 2009 and 2008 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Year-end securities with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

2009
Available for Sale
Residential mortgage-backed securities	$594,272	$4,010	$-	$-	$594,272	$4,010
States and political subdivisions	131,142	1,150	-	-	131,142	1,150

Total	$725,414	$5,160	$-	$-	$725,414	$5,160

2008
Held to Maturity
Residential mortgage-backed securities	$3,451	$58	$72	$2	$3,523	$60

Total	$3,451	$58	$72	$2	$3,523	$60

Available for Sale
Residential mortgage-backed securities	$16,277	$270	$1,511	$13	$17,788	$283
States and political subdivisions	154,209	3,537	27,104	1,006	181,313	4,543

Total	$170,486	$3,807	$28,615	$1,019	$199,101	$4,826

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2009 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$258,075	$258,440
Due after one year through five years	1,000	1,000	270,006	273,039
Due after five years through ten years	-	-	122,903	128,088
Due after ten years	-	-	1,534,374	1,609,346
Mortgage-backed securities	5,115	5,256	2,491,579	2,577,309
Equity securities	-	-	38,035	38,035

Total	$6,115	$6,256	$4,714,972	$4,884,257

Sales of securities available for sale were as follows:

	2009	2008	2007

Proceeds from sales	$206,477	$4,871,311	$64,924
Gross realized gains	283	5,917	15
Gross realized losses	(1,543)	(6,076)	-

Note 3 - Trading Account Securities

Year-end trading account securities, at estimated fair value, were as follows:

	2009	2008

U.S. Treasury	$16,126	$14,489
Common stock	-	63

	$16,126	$14,552

The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $2.0 million in 2009, $2.6 million in 2008 and $2.2 million in 2007.

Note 4 - Loans

Year-end loans consisted of the following:

	2009	2008

Commercial and industrial:
Commercial	$3,577,758	$3,950,648
Leases	197,605	205,290
Asset-based	117,213	85,865

Total commercial and industrial	3,892,576	4,241,803

Real estate:
Construction:
Commercial	659,459	755,704
Consumer	30,325	55,947
Land:
Commercial	259,200	346,591
Consumer	1,677	1,716
Commercial mortgages	2,327,471	2,250,442
1-4 family residential mortgages	66,351	79,446
Home equity and other consumer	730,079	707,974

Total real estate	4,074,562	4,197,820

Consumer:
Student loans held for sale	24,201	28,889
Other	346,255	349,641
Other	52,406	53,662
Unearned discounts	(22,220)	(27,733)

Total loans	$8,367,780	$8,844,082

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2009 and 2008, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Student loans Held for Sale. Student loans were primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2009 or 2008.

Related Party Loans. In the ordinary course of business, the Corporation has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”) totaling $56.8 million at December 31, 2009 and $42.8 million at December 31, 2008. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. During 2009, total principal additions were $138.1 million, total principal reductions were $117.3 million and reductions due to other changes were $6.8 million. Other changes were primarily related to changes in related-party status.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $146.9 million at December 31, 2009 and $65.2 million at December 31, 2008. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income, net of tax, of approximately $4.0 million in 2009, $1.5 million in 2008 and $2.3 million in 2007. Accruing loans past due more than 90 days totaled $23.9 million at December 31, 2009 and $19.8 million at December 31, 2008.

Impaired Loans. Year-end impaired loans were as follows:

	2009	2008

Balance of impaired loans with no allocated allowance	$97,847	$38,095
Balance of impaired loans with an allocated allowance	37,657	20,849

Total recorded investment in impaired loans	$135,504	$58,944

Amount of the allowance allocated to impaired loans	$12,444	$8,188

The impaired loans included in the table above were primarily comprised of collateral dependent commercial and commercial real estate loans. The average recorded investment in impaired loans was $128.5 million in 2009, $34.5 million in 2008 and $30.6 million in 2007. No interest income was recognized on these loans subsequent to their classification as impaired.

Allowance for Possible Loan Losses. Activity in the allowance for possible loan losses was as follows:

	2009	2008	2007

Balance at the beginning of the year	$110,244	$92,339	$96,085
Provision for possible loan losses	65,392	37,823	14,660
Net charge-offs:
Losses charged to the allowance	(59,611)	(29,187)	(25,159)
Recoveries of loans previously charged off	9,284	9,269	6,753

Net charge-offs	(50,327)	(19,918)	(18,406)

Balance at the end of the year	$125,309	$110,244	$92,339

Note 5 - Premises and Equipment

Year-end premises and equipment were as follows:

	2009	2008

Land	$93,375	$79,737
Buildings	195,373	172,784
Furniture and equipment	184,152	174,448
Leasehold improvements	53,202	61,027
Construction in progress	60,762	22,856

	586,864	510,852
Less accumulated depreciation and amortization	(262,766)	(243,827)

Total premises and equipment, net	$324,098	$267,025

Depreciation and amortization of premises and equipment totaled $21.7 million in 2009, $19.8 million in 2008 and $18.1 million in 2007.

Note 6 - Goodwill and Other Intangible Assets

Goodwill. Goodwill totaled $527.7 million at December 31, 2009 and $526.6 million at December 31, 2008. The increase in goodwill was related to purchase accounting adjustments related to the acquisitions of a Dallas-based insurance agency on March 1, 2009 and a San Marcos-based insurance agency on July 1, 2009.

Other Intangible Assets. Year-end other intangible assets were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

2009
Core deposits	$35,690	$(19,624)	$16,066
Customer relationships	6,473	(3,491)	2,982
Non-compete agreements	2,463	(2,051)	412

	$44,626	$(25,166)	$19,460

2008
Core deposits	$48,523	$(27,237)	$21,286
Customer relationships	5,809	(3,344)	2,465
Non-compete agreements	2,051	(1,536)	515

	$56,383	$(32,117)	$24,266

Other intangible assets are amortized on an accelerated basis over their estimated lives, which range from 5 to 10 years. Amortization expense related to intangible assets totaled $6.5 million in 2009, $7.9 million in 2008 and $8.9 million in 2007. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2009 is as follows:

2010	$5,125
2011	4,299
2012	3,500
2013	2,729
2014	1,944
Thereafter	1,863

$19,460

Note 7-Deposits

Year-end deposits were as follows:

	2009	2008

Non-interest-bearing demand deposits:
Commercial and individual	$4,147,516	$3,593,390
Correspondent banks	343,622	468,632
Public funds	154,664	90,326

Total non-interest-bearing demand deposits	4,645,802	4,152,348

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,291,374	1,898,303
Money market accounts	4,546,365	3,543,487
Time accounts of $100,000 or more	669,397	884,214
Time accounts under $100,000	685,973	633,972
Public funds	474,399	396,613

Total interest-bearing deposits	8,667,508	7,356,589

Total deposits	$13,313,310	$11,508,937

At December 31, 2009 and 2008, interest-bearing public funds deposits included $255.7 million and $215.9 million in savings and interest checking accounts, $86.9 million and $116.1 million in money market accounts, $4.2 million and $4.1 million in time accounts under $100 thousand, and $127.6 million and $60.5 million in time accounts of $100 thousand or more, respectively.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Brokered money market deposits totaled $97.1 million at December 31, 2009 and $49.5 million at December 31, 2008. CDARS deposits totaled $115.6 million at December 31, 2009 and $13.3 million at December 31, 2008. Deposits from foreign sources, primarily Mexico, totaled $747.7 million at December 31, 2009 and $653.4 million at December 31, 2008. Deposits from certain directors, executive officers and their affiliates totaled $78.8 million and $56.2 million at December 31, 2009 and 2008.

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2009 were as follows:

2010	$1,377,849
2011	109,310

$1,487,159

Scheduled maturities of time deposits in amounts of $100,000 or more, including both private and public funds, at December 31, 2009, were as follows:

Due within 3 months or less	$358,758
Due after 3 months and within 6 months	167,999
Due after 6 months and within 12 months	208,728
Due after 12 months	61,511

$796,996

Note 8 - Borrowed Funds

Federal Home Loan Bank Advances. Federal Home Loan Bank (FHLB) advances totaled $6.6 million at both December 31, 2009 and 2008. The advances mature at varying dates through 2013 and had a weighted-average rate of 6.50% and 6.49% at December 31, 2009 and 2008. The advances are collateralized by a blanket floating lien on all first mortgage loans, certain pledged securities, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.

Scheduled minimum future principal payments on Federal Home Loan Bank advances at December 31, 2009 were as follows:

2010	$6,517
2011	19
2012	18
2013	8

$6,562

In January 2009, the Corporation borrowed an aggregate of $230 million in three separate variable-rate (three-month LIBOR plus a margin of 0.36% adjusted quarterly) Federal Home Loan Bank (FHLB) advances (one $30 million advance and two $100 million advances). Although principal payments on each of the advances were not due until maturity in January 2019, the Corporation elected to repay the advances in full in October 2009. In connection with the early repayment, the Corporation incurred a prepayment penalty totaling $1.4 million. Concurrent with the advances, the Corporation entered into three separate interest rate swap transactions that effectively fixed the interest rates on the advances at a weighted-average rate of 2.85%. Upon repayment of the advances, the Corporation also terminated the interest rate swaps and recognized a $17.7 million gain representing the fair value of the interest rate swaps on the termination date. See Note 16 - Derivative Financial Instruments for additional information related to the interest rate swaps.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. Federal funds purchased totaled $30.7 million and $396.8 million at December 31, 2009 and 2008. Securities sold under agreements to repurchase are secured short-term borrowings that typically mature within thirty to ninety days. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase totaled $451.4 million and $676.5 million at December 31, 2009 and 2008.

Subordinated Notes Payable. In February 2007, the Corporation issued $100 million of 5.75% fixed-to-floating rate subordinated notes due February 15, 2017. The notes, which qualify as Tier 2 capital for Cullen/Frost, bear interest at the rate of 5.75% per annum, payable semi-annually on each February 15 and August 15, commencing on August 15, 2007 until February 15, 2012. From and including February 15, 2012, to but excluding the maturity date or date of earlier redemption, the notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 0.53%, payable quarterly on each February 15, May 15, August 15 and November 15, commencing May 15, 2012. The notes are subordinated in right of payment to all our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of our subsidiaries. The notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The notes mature on February 15, 2017. The Corporation may elect to redeem the notes (subject to regulatory approval), in whole or in part, on any interest payment date on or after February 15, 2012 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $850 thousand and $970 thousand at December 31, 2009 and 2008. Proceeds from sale of the notes were used to fund a portion of the redemption of certain junior subordinated deferrable interest debentures as further discussed below.

In August 2001, Frost Bank issued $150 million of subordinated notes that mature in 2011 and bear interest at 6.875%, per annum, which is payable semi-annually. A portion of the notes, which are not redeemable prior to maturity, qualifies as Tier 2 capital for both Frost Bank and Cullen/Frost. Proceeds from the sale of the notes were used for general corporate purposes. Unamortized debt issuance costs related to these notes, which are included in other assets, totaled $214 thousand and $350 thousand at December 31, 2009 and 2008.

Junior Subordinated Deferrable Interest Debentures. At December 31, 2009 and 2008, the Corporation had $136.1 million of junior subordinated deferrable interest debentures issued to two wholly owned Delaware statutory business trusts, Cullen/Frost Capital Trust II (“Trust II”) and Summit Bancshares Statutory Trust I (“Summit Trust”). Unamortized debt issuance costs related to Trust II, which are included in other assets, totaled $1.4 million at both December 31, 2009 and 2008. The trusts are considered variable interest entities for which the Corporation is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Corporation’s consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Corporation’s consolidation policy. Details of the Corporation’s transactions with the currently active capital trusts are presented below.

In February 2004, Trust II issued $120 million of floating rate (three-month LIBOR plus a margin of 1.55%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 1, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. Trust II also issued $3.7 million of common equity securities to Cullen/Frost. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $123.7 million of floating rate (three-month LIBOR plus a margin of 1.55%, which was equal to 1.81% and 4.36% at December 31, 2009 and 2008) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

Summit Trust is a Delaware statutory trust formed in 2004 for the purpose of issuing $12.0 million in trust preferred securities. Summit Trust was acquired by Cullen/Frost through the acquisition of Summit Bancshares on December 8, 2006. The trust preferred securities will mature on July 7, 2034 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after July 7, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on January 7, April 7, July 7 and October 7 of each year. Summit Trust also issued $372 thousand of common equity securities to Summit. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $12.4 million of floating rate (three-month LIBOR plus a margin of 2.65%, which was equal to 2.93% and 7.47% at December 31, 2009 and 2008) junior subordinated deferrable interest debentures issued by Summit, which have terms substantially similar to the trust preferred securities.

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

Despite the fact that the accounts of the capital trusts are not included in the Corporation’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes. Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The current quantitative limits do not preclude the Corporation from including the $132 million in trust preferred securities outstanding in Tier 1 capital.

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

Note 9 - Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies

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

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.4 billion and $4.8 billion at December 31, 2009 and 2008.

Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $267.7 million and $288.4 million at December 31, 2009 and 2008.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The Corporation had deferred standby letter of credit fees totaling $1.5 million and $1.4 million at December 31, 2009 and 2008, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Credit Card Guarantees. The Corporation guarantees the credit card debt of certain customers to the merchant bank that issues the cards. At December 31, 2009 and 2008, the guarantees totaled $13.0 million and $15.9 million, of which amounts, $4.8 million and $5.2 million were fully collateralized.

Securities Lending. The Corporation lends certain customer securities to creditworthy brokers on behalf of those customers. If the borrower fails to return these securities, the Corporation indemnifies its customers based on the then current net realizable fair value of the securities. The Corporation holds collateral received in securities lending transactions as an agent. Accordingly, such collateral assets are not assets of the Corporation. The Corporation requires borrowers to provide collateral equal to or in excess of 100% of the fair value of the securities borrowed. The collateral is valued daily and additional collateral is requested as necessary. The maximum future payments guaranteed by the Corporation under these contractual agreements (representing the fair value of securities lent to brokers) totaled $1.1 billion at December 31, 2009. At December 31, 2009, the Corporation held in trust liquid assets with a fair value of $1.1 billion as collateral for these agreements.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $20.6 million in 2009, $18.5 million in 2008 and $18.2 million in 2007. Future minimum lease payments due under non-cancelable operating leases at December 31, 2009 were as follows:

2010	$17,828
2011	16,237
2012	13,776
2013	12,739
2014	8,873
Thereafter	45,409

$114,862

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire. Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2009, were $133 thousand.

The Corporation leases a branch facility from a partnership interest of a director. Payments related to this lease totaled $827 thousand in 2009, $816 thousand in 2008 and $812 thousand in 2007. The terms of the lease are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transaction was consummated.

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

Note 10 - Shareholders’ Equity and Earnings Per Common Share

Earnings Per Common Share. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	2009	2008	2007

Distributed earnings allocated to common stock	$101,718	$97,760	$90,458
Undistributed earnings allocated to common stock	76,594	108,671	120,777

Net earnings allocated to common stock	$178,312	$206,431	$211,235

Weighted-average shares outstanding for basic earnings per common share	59,456,393	58,845,451	58,951,683
Dilutive effect of compensation	57,415	324,127	644,837

Weighted-average shares outstanding for diluted earnings per common share	59,513,808	59,169,578	59,596,520

Stock Repurchase Plans. From time to time, the Corporation’s board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the most recent plan, which was approved on April 26, 2007, the Corporation was authorized to repurchase up to 2.5 million shares of its common stock from time to time over a two-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 2.1 million shares at a total cost of $109.4 million during 2007, while the remaining 404 thousand shares approved for repurchase were repurchased during the first quarter of 2008 at a total cost of $21.9 million.

Note 11 - Regulatory Matters

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $132 million of trust preferred securities issued by unconsolidated subsidiary trusts (see Note 8 - Borrowed Funds). Cullen/Frost’s and Frost Bank’s total capital is comprised of Tier 1 capital for each entity plus $30 million of the Corporation’s aggregate $150 million of 6.875% subordinated notes payable (of which the permissible portion decreases 20% per year during the final five years of the term of the notes) and a permissible portion of the allowance for possible loan losses. The Corporation’s aggregate $100 million of 5.75% fixed-to-floating rate subordinated notes are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Year-end actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

2009

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,590,391	14.19%	$896,896	8.00%	N/A	N/A
Frost Bank	1,474,190	13.16	896,242	8.00	$1,120,302	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,335,082	11.91	448,448	4.00	N/A	N/A
Frost Bank	1,318,881	11.77	448,121	4.00	672,181	6.00
Leverage Ratio
Cullen/Frost	1,335,082	8.50	628,007	4.00	N/A	N/A
Frost Bank	1,318,881	8.41	627,437	4.00	784,296	5.00

2008

Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,489,046	12.58%	$946,579	8.00%	N/A	N/A
Frost Bank	1,392,351	11.78	945,853	8.00	$1,182,316	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,218,802	10.30	473,289	4.00	N/A	N/A
Frost Bank	1,222,107	10.34	472,926	4.00	709,389	6.00
Leverage Ratio
Cullen/Frost	1,218,802	8.80	554,281	4.00	N/A	N/A
Frost Bank	1,222,107	8.83	553,796	4.00	692,245	5.00

Cullen/Frost believes that, as of December 31, 2009, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2009, that Cullen/Frost and Frost Bank met all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2009, Frost Bank could pay aggregate dividends of up to $284.6 million to Cullen/Frost without prior regulatory approval.

Note 12 - Employee Benefit Plans

Retirement Plans

Profit Sharing Plans. The profit-sharing plan is a defined contribution retirement plan that covers employees who have completed at least one year of service and are age 21 or older. All contributions to the plan are made at the discretion of the Corporation based upon the fiscal year profitability. Contributions are allocated to eligible participants pro rata, based upon compensation, age and other factors. Plan participants self-direct the investment of allocated contributions by choosing from a menu of investment options. Account assets are subject to withdrawal restrictions and participants vest in their accounts after three years of service. The Corporation also maintains a separate non-qualified profit sharing plan for certain employees whose participation in the qualified profit sharing plan is limited. The plan offers such employees an alternative means of receiving comparable benefits. Expense related to these plans totaled $12.1 million in 2009, $10.4 million in 2008 and $11.5 million in 2007.

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

The Corporation uses a December 31 measurement date for its defined benefit plans. Combined activity in the Corporation’s defined benefit pension plans was as follows:

	2009	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$120,730	$121,268	$129,863
Interest cost	7,973	7,742	7,476
Actuarial (gain) loss	8,512	(3,814)	(11,842)
Benefits paid	(4,759)	(4,466)	(4,229)

Benefit obligation at end of year	132,456	120,730	121,268

Change in plan assets:
Fair value of plan assets at beginning of year	106,489	102,465	91,736
Actual return on plan assets	25,795	(27,239)	10,475
Employer contributions	519	35,729	4,483
Benefits paid	(4,759)	(4,466)	(4,229)

Fair value of plan assets at end of year	128,044	106,489	102,465

Funded status of the plan at end of year and accrued benefit (asset) liability recognized	$4,412	$14,241	$18,803

Accumulated benefit obligation at end of year	$131,863	$119,865	$121,268

Certain disaggregated information related to the Corporation’s defined benefit pension plans as of year-end was as follows:

	Retirement Plan		Restoration Plan

	2009	2008	2009	2008

Projected benefit obligation	$117,608	$106,891	$14,848	$13,839
Accumulated benefit obligation	117,608	106,891	14,255	12,974
Fair value of plan assets	128,044	106,489	-	-
Funded status of the plan at end of year and accrued benefit (asset) liability recognized	(10,436)	402	14,848	13,839

The components of the combined net periodic benefit cost for the Corporation’s defined benefit pension plans were as follows:

	2009	2008	2007

Expected return on plan assets, net of expenses	$(9,125)	$(9,240)	$(8,187)
Interest cost on projected benefit obligation	7,972	7,742	7,476
Net amortization and deferral	4,231	1,229	2,655

Net periodic benefit cost	$3,078	$(269)	$1,944

Amounts related to the Corporation’s defined benefit pension plans recognized as a component of other comprehensive income were as follows:

	2009	2008	2007

Net actuarial gain (loss)	$12,388	$(31,436)	$16,785
Deferred tax (expense) benefit	(4,335)	11,003	(5,875)

Other comprehensive income (loss), net of tax	$8,053	$(20,433)	$10,910

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Corporation’s defined benefit pension plans are presented in the following table. The Corporation expects to recognize approximately $2.9 million of the net actuarial loss reported in the following table as of December 31, 2009 as a component of net periodic benefit cost during 2010.

	2009	2008

Net actuarial loss	$(43,122)	$(55,510)
Deferred tax benefit	15,093	19,428

Amounts included in accumulated other comprehensive loss, net of tax	$(28,029)	$(36,082)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2001.

	2009	2008	2007

Benefit obligations:
Discount rate	5.95%	6.75%	6.50%
Net periodic benefit cost:
Discount rate	6.75%	6.50%	5.85%
Expected return on plan assets	8.75	8.75	8.75

Management uses an asset allocation optimization model to analyze the potential risks and rewards associated with various asset allocation strategies on a quarterly basis. As of December 31, 2009, management’s investment objective for the Corporation’s defined benefit plans is to achieve long-term growth. This strategy provides for a target asset allocation of approximately 62% invested in equity securities, approximately 35% invested in fixed income debt securities with any remainder invested in cash or short-term cash equivalents. At December 31, 2009, the actual asset allocation had a larger-proportion of cash and cash equivalents than is provided under the strategy as management was awaiting investment opportunities. The actual asset allocation is expected to align more closely with the aforementioned target asset allocation as these funds are invested. The modeling process calculates, with a 90% confidence ratio, the potential risk associated with a given asset allocation and helps achieve adequate diversification of investment assets. The plan assets are reviewed annually to determine if the obligations can be met with the current investment mix and funding strategy.

The major categories of assets in the Corporation’s Retirement Plan as of year-end is presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 17 - Fair Value Measurements). The Corporation’s Restoration Plan is unfunded.

	2009	2008

Level 1:
U.S. Treasury securities	$6,299	$9,755
Corporate bonds and notes	15,358	3,359
Common stocks	39,496	14,807
Cash and cash equivalents	8,596	35,657

Level 2:
Mutual funds	58,295	41,825
U.S. government agency securities	-	1,086

Total fair value of plan assets	$128,044	$106,489

U.S. Treasury securities consist of longer-term notes with varying maturity dates. Corporate bonds and notes include investment-grade bonds and notes of U.S. companies from diversified industries. Investments in common stocks primarily include U.S. companies with large market capitalizations. Common stock investments are diversified amongst various industries with no industry representing more than 10% of the Plan’s total investment. Mutual funds include various equity, fixed-income and blended funds with varying investment strategies. Approximately 70% of mutual fund investments consist of equity investments. The investment objective of equity funds is long-term capital appreciation with current income. The remaining mutual fund investments consist of U.S. fixed-income securities, including investment-grade U.S. Treasury securities, U.S. government agency securities and mortgage-backed securities, corporate bonds and notes and collateralized mortgage obligations. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal. U.S. government agency securities at December 31, 2008 include obligations of Fannie Mae.

The asset allocation optimization model is used to estimate the expected long-term rate of return for a given asset allocation strategy. Expectations of returns for each asset class are based on comprehensive reviews of historical data and economic/financial market theory. During periods with volatile interest rates and equity security prices, the model may call for changes in the allocation of plan investments to achieve desired returns. Management assumed a long-term rate of return of 8.75% in the determination of the net periodic benefit cost for 2009. The expected long-term rate of return on assets was selected from within the reasonable range of rates determined by historical real returns, net of inflation, for the asset classes covered by the plan’s investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

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

As of December 31, 2009, expected future benefit payments related to the Corporation’s defined benefit plans were as follows:

2010	$5,906
2011	8,440
2012	6,919
2013	7,370
2014	7,702
2015 through 2019	44,575

$80,912

The Corporation expects to contribute $887 thousand to the defined benefit plans during 2010.

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

Savings Plans

401(k) Plan and Thrift Incentive Plan. The Corporation maintains a 401(k) stock purchase plan that permits each participant to make before- or after-tax contributions in an amount not less than 2% and not exceeding 20% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. The Corporation matches 100% of the employee’s contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Eligible employees must complete 90 days of service in order to enroll and vest in the Corporation’s matching contributions immediately. Expense related to the plan totaled $9.8 million in 2009, $9.2 million in 2008 and $8.7 million in 2007. The Corporation’s matching contribution is initially invested in Cullen/Frost common stock. However, employees may immediately reallocate the Corporation’s matching portion, as well as invest their individual contribution, to any of a variety of investment alternatives offered under the 401(k) Plan.

The Corporation maintains a thrift incentive stock purchase plan to offer certain employees whose participation in the 401(k) plan is limited an alternative means of receiving comparable benefits. Expense related to this plan was not significant during 2009, 2008 and 2007.

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

Options awarded under the 2005 Plan during the periods presented have a ten-year life and vest in equal annual installments over a four-year period. Options awarded prior to October 2005 under the 2005 and 2001 Plans and outstanding as of December 31, 2009 have a six-year life with a three-year-cliff vesting period. Options awarded under the 2007 and 1997 Directors Plans during the periods presented have a six-year life with immediate vesting. Options awarded prior to 2001 under the 1997 Directors Plan and outstanding as of December 31, 2009 have a ten-year life with immediate vesting. Non-vested stock awards are generally awarded with a four-year-cliff vesting period.

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

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price

Balance, January 1, 2007	2,386,025	235,800	$47.72	4,545,195	$41.19
Shares authorized - 2007 Directors Plan	500,000	-	-	-	-
Granted	(990,900)	61,800	48.85	929,100	48.96
Stock options exercised	-	-	-	(876,844)	26.91
Stock awards vested	-	(64,500)	38.12	-	-
Forfeited	71,175	-	-	(71,175)	48.32
Canceled/expired	(70,150)	-	-	-	-

Balance, December 31, 2007	1,896,150	233,100	50.68	4,526,276	45.44
Granted	(963,350)	63,000	52.44	894,900	52.44
Stock options exercised	-	-	-	(1,116,470)	33.50
Stock awards vested	-	(67,100)	47.29	-	-
Forfeited	32,656	-	-	(32,656)	51.93
Canceled/expired	(1,631)	-	-	-	-

Balance, December 31, 2008	963,825	229,000	52.16	4,272,050	49.98
Shares authorized - 2005 Plan	3,310,725	-	-	-	-
Granted	(849,818)	56,300	50.64	786,280	50.64
Stock options exercised	-	-	-	(426,625)	38.03
Stock awards vested	-	(52,100)	50.01	-	-
Forfeited	24,250	-	-	(24,250)	52.71
Canceled/expired	(3,475)	-	-	(7,000)	52.09

Balance, December 31, 2009	3,445,507	233,200	52.27	4,600,455	51.18

Of the 3,445,507 shares available for grant included in the above table as of December 31, 2009, a total of 152,012 shares may be granted as full value awards, meaning awards other than in the form of stock options or stock appreciation rights, and which are settled by the issuance of shares.

The Corporation awarded non-employee directors a total of 7,238 deferred stock units in 2009 and 5,450 deferred stock units in 2008. As of December 31, 2009 and 2008, 12,688 and 5,450 deferred stock units were outstanding. Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held. The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock. The Corporation recognized stock-compensation expense totaling $330 thousand and $300 thousand related to the award of deferred stock units during 2009 and 2008. The expense was based upon the market price of the Corporation’s stock on the date of the awards.

Other information regarding options outstanding and exercisable as of December 31, 2009 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$ 30.01	-	35.00	38,500	$30.56	0.66	38,500	$30.56
35.01	-	40.00	-	-	-	-	-
40.01	-	45.00	26,500	43.10	0.59	26,500	43.10
45.01	-	50.00	1,375,725	48.29	5.26	937,975	48.02
50.01	-	55.00	2,386,205	51.16	8.16	931,100	50.68
55.01	-	60.00	773,525	57.69	6.71	585,675	57.68

		Total	4,600,455	51.18	6.95	2,519,750	50.93

Proceeds from stock option exercises totaled $16.2 million in 2009, $37.4 million in 2008 and $23.6 million in 2007. Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares. During 2009 and 2008, all shares issued in connection with stock option exercises and non-vested stock awards were issued from available treasury stock. During 2007, 397,718 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 479,126 shares were issued from available treasury stock.

The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $3.3 million and $2.8 million at December 31, 2009. The total intrinsic value of stock options exercised was $4.9 million in 2009, $24.7 million in 2008 and $22.1 million in 2007. The total fair value of share awards vested was $2.6 million in 2009, $3.7 million in 2008 and $3.3 million in 2007.

Stock-based Compensation Expense. Stock-based compensation expense totaled $12.6 million in 2009, $10.2 million in 2008 and $9.7 million in 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $4.4 million in 2009, $3.6 million in 2008 and $3.4 million in 2007. Unrecognized stock-based compensation expense related to stock options totaled $24.7 million at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.3 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $7.0 million at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.3 years.

Valuation of Stock-Based Compensation. The fair value of the Corporation’s employee stock options granted is estimated on the measurement date, which, for the Corporation, is the date of grant. The fair value of stock options is estimated using a binomial lattice-based valuation model that takes into account employee exercise patterns based on changes in the Corporation’s stock price and other variables, and allows for the use of dynamic assumptions about interest rates and expected volatility. The fair value of stock options granted prior to the fourth quarter of 2006 was estimated using the Black-Scholes option-pricing model. The fair value of non-vested stock awards and deferred stock units is generally the market price of the Corporation’s stock on the date of grant.

The weighted-average fair value of stock options granted during 2009, 2008 and 2007 estimated using a binomial lattice-based valuation model, was $14.43, $12.42 and $10.10. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2009	2008	2007

Risk-free interest rate	0.08% to 5.21%	1.08% to 6.02%	3.70% to 5.24%
Weighted-average risk-free interest rate	3.50%	3.93%	4.53%
Dividend yield	2.74%	2.60%	2.51%
Expected market price volatility	31.16% to 52.70%	28.42% to 38.43%	17.68% to 26.22%
Weighted-average expected market price volatility	39.25%	30.87%	24.61%
Expected term	5.7 to 6.8 Years	5.3 to 6.9 Years	5.2 to 6.9 Years
Weighted-average expected term	6.3 Years	6.1 Years	5.6 Years

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

Note 13 - Other Non-Interest Income and Expense

Other non-interest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented are stated separately.

	2009	2008	2007

Other non-interest income:
Check card income	$18,536	$17,106	$15,050
Gain on termination of interest rate swap	17,722	-	-
Other	28,171	39,794	38,684

Total	$64,429	$56,900	$53,734

Other non-interest expense:
Legal and other professional fees	$19,858	$19,099	$17,744
Advertising, promotions and public relations	15,327	15,277	13,694
Other	90,426	88,341	92,206

Total	$125,611	$122,717	$123,644

Note 14 - Income Taxes

Income tax expense was as follows:

	2009	2008	2007

Current income tax expense	$63,575	$78,203	$96,934
Deferred income tax expense (benefit)	(9,854)	11,421	857

Income tax expense	$53,721	$89,624	$97,791

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	2009	2008	2007

Income tax expense computed at the statutory rate	$81,464	$103,908	$108,452
Effect of tax-exempt interest	(26,673)	(13,210)	(10,040)
Bank owned life insurance income	(1,694)	(1,738)	(1,571)
Other	624	664	950

Income tax expense, as reported	$53,721	$89,624	$97,791

Year-end deferred taxes were as follows:

	2009	2008

Deferred tax assets:
Allowance for possible loan losses	$43,858	$38,413
Net actuarial loss on defined benefit post-retirement benefit plans	14,959	19,219
Stock-based compensation	11,378	8,235
Gain on sale of assets	2,614	2,709
Non-accrual loans	1,406	629
Building modification reserve	1,268	1,268
Non-compete agreements	1,259	1,286
Other	1,722	2,745

Total gross deferred tax assets	78,464	74,504

Deferred tax liabilities:
Net unrealized gain on securities available for sale and effective cash flow hedging derivatives	(97,992)	(93,147)
Intangible assets	(9,332)	(10,549)
Defined benefit post-retirement benefit plans	(13,311)	(14,198)
Premises and equipment	(9,904)	(8,225)
Leases	(5,032)	(5,031)
Deferred loan origination costs	(976)	(1,895)
Prepaid expenses	(1,270)	(1,216)
Other	(1,163)	(1,508)

Total gross deferred tax liabilities	(138,980)	(135,769)

Net deferred tax asset (liability)	$(60,516)	$(61,265)

No valuation allowance for deferred tax assets was recorded at December 31, 2009 and 2008 as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

Note 15 - Other Comprehensive Income

Total comprehensive income is reported in the accompanying statements of changes in shareholders’ equity. Information related to net other comprehensive income (loss) is as follows:

	2009	2008	2007

Other comprehensive income:
Securities available for sale:
Change in net unrealized gain/loss during the period	$80,397	$108,415	$21,569
Reclassification adjustment for (gains) losses included in income	1,260	159	(15)
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans	12,173	(31,682)	16,968
Change in accumulated gain/loss on effective cash flow hedging derivatives	(67,814)	145,686	34,571

	26,016	222,578	73,093
Deferred tax expense	9,105	77,902	25,583

Net other comprehensive income	$16,911	$144,676	$47,510

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	2009	2008

Net actuarial loss on defined benefit post-retirement benefit plans	$(27,780)	$(35,693)
Net unrealized gain on securities available for sale	110,035	56,958
Accumulated gain on effective cash flow hedging derivatives	71,950	116,029

	$154,205	$137,294

Note 16 - Derivative Financial Instruments

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

During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As further discussed below, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedge related to the interest cash flows on a rolling portfolio of

$400.0 million of variable rate loans. Under the remaining hedge relationship, the desired constant yield is 7.559% in the case of the first contract (underlying loan pool totaling $350.0 million carrying an interest rate equal to Prime), 8.059% in the case of the second contract (underlying loan pool totaling $130.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points) and 8.559% in the case of the third contract (underlying loan pool totaling $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points). Under the swaps, the Corporation will receive a fixed interest rate of 7.559% and pay a variable interest rate equal to the daily Federal Reserve Statistical Release H-15 Prime Rate (“Prime”), with monthly settlements.

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedge related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. As of the date of termination, the accumulated after-tax gain applicable to the settled portion of the two interest rate contracts included in accumulated other comprehensive income totaled $29.0 million. This amount will be reclassified into earnings during future periods when the formerly hedged transactions impact future earnings.

In conjunction with entering into the aforementioned interest rate swap contracts on variable-rate loans during 2007, the Corporation terminated three interest rate floor contracts, which had a total notional amount of $1.3 billion. These interest rate floor contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts (over a 36-month period) on a rolling portfolio of $1.3 billion of variable-rate loans from the risk of a decrease in those cash flows to a level such that the yield on the underlying loans would be less than a range of 6.00% to 7.00%, depending upon the applicable floor contract. These floor contracts would have otherwise expired on December 15, 2008. As of the date of termination, the accumulated after-tax loss applicable to these floor contracts included in accumulated other comprehensive income totaled $740 thousand. This amount was subsequently reclassified into earnings during the periods when the formerly hedged transactions impacted earnings.

During 2008, the Corporation entered into an interest rate swap contract on junior subordinated deferrable interest debentures with a total notional amount of $120.0 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on the Corporation’s $120.0 million of junior subordinated deferrable interest debentures issued to Cullen/Frost Capital Trust II throughout the five-year period beginning in December 2008 and ending in December 2013 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap, the Corporation will pay a fixed interest rate of 5.47% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $120.0 million, with quarterly settlements.

In January 2009, the Corporation entered into three interest rate swap contracts on FHLB advances with a total notional amount of $230.0 million. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the forty quarterly interest payments on each of the Corporation’s variable-rate (three-month LIBOR plus a margin of 0.36%) FHLB advances which, in the aggregate, totaled $230 million throughout the forty quarterly periods beginning in January 2009 and ending in January 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swaps, the Corporation would pay a weighted-average fixed interest rate of 2.85% and would receive a variable interest rate of three-month LIBOR plus a margin of 0.36% on a total notional amount of $230.0 million, with quarterly settlements. During October 2009, the Corporation elected to repay the $230 million of FHLB advances associated with the interest rate swaps (See Note 8 - Borrowed Funds). Upon repayment of the advances, the Corporation also terminated the interest rate swaps and recognized a $17.7 million gain representing the fair value of the interest rate swaps on the termination date.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2009 and 2008 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	December 31, 2009		December 31, 2008

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$134,808	$(9,453)	$157,835	$(15,777)
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	800,000	74,214	1,200,000	191,087
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(6,943)	120,000	(10,316)
Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	555,334	32,608	587,540	61,248
Commercial loan/lease interest rate swaps	555,334	(32,786)	587,540	(61,248)
Commercial loan/lease interest rate caps	22,792	1,086	4,236	1
Commercial loan/lease interest rate caps	22,792	(1,086)	4,236	(1)
Commercial loan/lease interest rate floors	2,792	40	4,236	95
Commercial loan/lease interest rate floors	2,792	(40)	4,236	(95)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2009 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received

Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.85%	0.24%
Cash flow hedge interest rate swaps on variable-rate loans	3.25	7.56
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.81
Non-hedging interest rate swaps	1.66	5.21
Non-hedging interest rate swaps	5.21	1.66

The weighted-average strike rates for interest rate caps and floors outstanding at December 31, 2009 were as follows:

Non-hedging commercial loan/lease interest rate caps	3.15%
Non-hedging commercial loan/lease interest rate floors	3.29

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

		December 31, 2009		December 31, 2008

	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Non-hedging commodity swaps:
Oil	Barrels	71	$1,482	153	$2,268
Oil	Barrels	71	(1,468)	153	(2,230)
Natural gas	MMBTUs	-	-	1,640	1,642
Natural gas	MMBTUs	-	-	1,640	(1,590)

Non-hedging commodity options:
Oil	Barrels	1,726	11,581	1,184	23,295
Oil	Barrels	1,726	(11,581)	1,184	(23,268)
Natural gas	MMBTUs	6,970	4,151	4,300	2,656
Natural gas	MMBTUs	6,970	(4,151)	4,300	(2,656)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The Corporation also utilizes foreign currency forward contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in foreign currency exchange rates on certain short-term, non-U.S. dollar denominated loans. The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2009 and 2008.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2009	2008	2007

Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(5,852)	$(2,908)	$568
Amount of gain (loss) included in other non-interest income	-	-	9
Amount of (gain) loss included in other non-interest expense	(390)	(9)	15

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	2009	2008	2007

Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to:
Interest income on loans	$51,377	$29,710	$556
Other non-interest expense	-	-	346
Amount of gain (loss) recognized in other comprehensive income	(20,177)	185,712	32,664

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	3,595	177	-
Amount of gain (loss) recognized in other comprehensive income	145	(10,493)	-

Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to:
Other non-interest income	17,722	-	-
Interest expense on other long-term borrowings	2,950	-	-
Amount of gain (loss) recognized in other comprehensive income	14,772	-	-

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $72.0 million at December 31, 2009 and $116.0 million at December 31, 2008. The Corporation expects approximately $25.6 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at December 31, 2009 will be reclassified into earnings during 2010. This amount represents management’s best estimate given current expectations about market interest rates. Because actual market interest rates may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during 2010.

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

Amounts included in the consolidated statements of income related to non-hedging interest rate and commodity derivative instruments were as follows:

	2009	2008	2007

Non-hedging interest rate derivatives:
Other non-interest income	$915	$2,934	$1,841
Other non-interest expense	198	20	-

Non-hedging commodity derivatives:
Other non-interest income	375	265	242

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $39.5 million at December 31, 2009. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at December 31, 2009. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $24.0 million at December 31, 2009. At such date, the Corporation also had $6.0 million in cash collateral on deposit with other financial institution counterparties.

Note 17 - Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Financial Assets and Financial Liabilities: Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

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

Derivatives. Derivatives are generally reported at fair value utilizing Level 2 inputs. The Corporation obtains dealer quotations to value its prime-rate loan swaps, commodity swaps/options and foreign currency contracts. The Corporation utilizes internal valuation models with observable market data inputs to estimate fair values of customer interest rate swaps, caps and floors. The Corporation also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

2009
Securities available for sale:
U.S. Treasury	$400,255	$-	$-	$400,255
U.S. government agencies and corporations	-	2,577,309	-	2,577,309
States and political subdivisions	-	1,868,658	-	1,868,658
Other	-	38,035	-	38,035
Trading account securities:
U.S. Treasury	16,126	-	-	16,126
Derivative assets	-	124,240	945	125,185
Derivative liabilities	-	67,508	-	67,508

2008
Securities available for sale:
U.S. Treasury	$24,999	$-	$-	$24,999
U.S. government agencies and corporations	-	2,560,871	-	2,560,871
States and political subdivisions	-	931,073	-	931,073
Other	-	37,586	-	37,586
Trading account securities:
U.S. Treasury	14,552	-	-	14,552
Derivative assets	-	282,292	-	282,292
Derivative liabilities	-	117,181	-	117,181

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs:

	2009	2008

Balance, beginning of year	$-	$-
Transfers into Level 3	1,354	-
Net realized losses included in non-interest expense	(409)	-

Balance, end of year	$945	$-

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

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. The impaired loans are reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During 2009, impaired loans with a carrying value of $7.8 million were reduced by specific valuation allowance allocations totaling $1.6 million to a total reported fair value of $6.2 million based on collateral valuations utilizing Level 2 valuation inputs while impaired loans with a carrying value of $7.4 million were reduced by specific valuation allowance allocations totaling $3.8 million to a total reported fair value of $3.6 million based on collateral valuations utilizing Level 3 valuation inputs. During 2008, impaired loans with a carrying value of $7.1 million were reduced by specific valuation allowance allocations totaling $2.9 million to a total reported fair value of

$4.2 million based on collateral valuations utilizing Level 2 valuation inputs while impaired loans with a carrying value of $7.2 million were reduced by specific valuation allowance allocations totaling $3.2 million to a total reported fair value of $4.0 million based on collateral valuations utilizing Level 3 valuation inputs.

Loans Held For Sale. Loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Corporation may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. The Corporation classifies student loans as held for sale. During 2009 and 2008, the aggregate fair value of student loans exceeded their cost. Accordingly, no student loans were marked-down and reported at fair value during 2009 or 2008.

Non-Financial Assets and Non-Financial Liabilities: Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009. The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

During 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. Foreclosed assets measured at fair value upon initial recognition totaled $36.1 million (utilizing Level 2 valuation inputs) during 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Corporation recognized charge-offs of the allowance for possible loan losses totaling $6.0 million. Foreclosed assets totaling $4.2 million were remeasured at fair value subsequent to initial recognition during 2009. In connection with the remeasurement of these assets, the Corporation recognized losses, included in other non-interest expense, totaling $1.6 million.

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The estimated fair values of financial instruments were as follows:

	December 31, 2009		December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$1,721,479	$1,721,479	$1,237,331	$1,237,331
Securities	4,906,498	4,906,639	3,576,029	3,576,029
Loans, net	8,242,471	8,222,049	8,733,838	8,776,473
Cash surrender value of life insurance policies	125,405	125,405	121,197	121,197
Interest rate swaps on variable rate loans designated as hedges of cash flows	74,237	74,237	191,087	191,087
Non-hedging commercial loan/lease interest rate swaps, caps and floors	33,734	33,734	61,344	61,344
Commodity and foreign exchange derivatives	17,237	17,237	29,861	29,861
Accrued interest receivable	69,883	69,883	55,632	55,632

Financial liabilities:
Deposits	13,313,310	13,315,611	11,508,937	11,515,591
Federal funds purchased and repurchase agreements	482,048	482,048	1,073,279	1,073,279
Junior subordinated deferrable interest debentures	136,084	136,084	136,084	136,084
Subordinated notes payable and other borrowings	256,562	255,588	256,577	210,336
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	6,943	6,943	10,316	10,316
Commercial loan/lease interest rate swaps designated as hedges of fair value	9,453	9,453	15,777	15,777
Non-hedging commercial loan/lease interest rate swaps, caps and floors	33,912	33,912	61,344	61,344
Commodity and foreign exchange derivatives	17,200	17,200	29,744	29,744
Accrued interest payable	13,035	13,035	20,006	20,006

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. During the reported periods, the Corporation had no financial instruments measured at fair value under the fair value measurement option.

Note 18 - Operating Segments

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

Financial results by operating segment are detailed below. Certain prior period amounts have been reclassified to conform to the current presentation.

	Banking	FMG		Non-Banks	Consolidated

2009

Net interest income (expense)	$540,458	$9,303		$(13,082)	$536,679
Provision for possible loan losses	65,392	-		-	65,392
Non-interest income	208,476	83,715		1,515	293,706
Non-interest expense	447,251	79,722		5,265	532,238

Income (loss) before income taxes	236,291	13,296		(16,832)	232,755
Income tax expense (benefit)	56,887	4,654		(7,820)	53,721

Net income (loss)	$179,404	$8,642		$(9,012)	$179,034

Revenues from (expenses to) external customers	$748,934	$93,018		$(11,567)	$830,385

Average assets (in millions)	$15,653	$32	(1)	$17	$15,702

2008

Net interest income (expense)	$523,642	$23,215		$(12,832)	$534,025
Provision for possible loan losses	37,822	1		-	37,823
Non-interest income	188,838	96,277		2,207	287,322
Non-interest expense	403,164	78,164		5,317	486,645

Income (loss) before income taxes	271,494	41,327		(15,942)	296,879
Income tax expense (benefit)	82,539	14,464		(7,379)	89,624

Net income (loss)	$188,955	$26,863		$(8,563)	$207,255

Revenues from (expenses to) external customers	$712,480	$119,492		$(10,625)	$821,347

Average assets (in millions)	$13,641	$30	(1)	$14	$13,685

2007

Net interest income (expense)	$511,773	$23,378		$(16,414)	$518,737
Provision for possible loan losses	14,733	(73)		-	14,660
Non-interest income	177,245	90,316		670	268,231
Non-interest expense	380,847	71,740		9,859	462,446

Income (loss) before income taxes	293,438	42,027		(25,603)	309,862
Income tax expense (benefit)	93,051	14,710		(9,970)	97,791

Net income (loss)	$200,387	$27,317		$(15,633)	$212,071

Revenues from (expenses to) external customers	$689,018	$113,694		$(15,744)	$786,968

Average assets (in millions)	$13,004	$26	(1)	$12	$13,042

(1)	Excludes off balance sheet managed and custody assets with a total fair value of $22.7 billion, $21.7 billion and $24.8 billion at December 31, 2009, 2008 and 2007.

Note 19 - Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to Cullen/Frost Bankers, Inc. are presented below. Investments in subsidiaries are stated using the equity method of accounting.

Condensed Statements of Income

	Year Ended December 31,
	2009	2008	2007

Income:
Dividend income	$96,781	$110,870	$141,114
Interest and other income	151	853	2,123

Total income	96,932	111,723	143,237

Expenses:
Interest expense	13,101	12,842	16,426
Salaries and employee benefits	1,116	1,075	1,174
Other	4,693	5,227	9,776

Total expenses	18,910	19,144	27,376

Income before income taxes and equity in undistributed earnings of subsidiaries	78,022	92,579	115,861
Income tax benefit	8,398	8,228	10,425
Equity in undistributed earnings of subsidiaries	92,614	106,448	85,785

Net income	$179,034	$207,255	$212,071

Condensed Balance Sheets

	December 31,
	2009	2008

Assets:
Cash	$9,440	$14,879
Resell agreements	101,900	77,000

Total cash and cash equivalents	111,340	91,879
Investment in subsidiaries	2,022,398	1,914,157
Other assets	8,339	10,255

Total assets	$2,142,077	$2,016,291

Liabilities:
Junior subordinated deferrable interest debentures	$136,084	$136,084
Subordinated notes payable	100,000	100,000
Accrued interest payable and other liabilities	11,569	16,680

Total liabilities	247,653	252,764

Shareholders’ Equity	1,894,424	1,763,527

Total liabilities and shareholders’ equity	$2,142,077	$2,016,291

Condensed Statements of Cash Flows

	Year Ended December 31,

	2009	2008	2007

Operating Activities:
Net income	$179,034	$207,255	$212,071
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(92,614)	(106,448)	(85,785)
Stock-based compensation	330	300	247
Excess tax benefits from stock-based compensation	(464)	(7,088)	(7,969)
Net change in other assets and other liabilities	4,602	7,304	1,651

Net cash from operating activities	90,888	101,323	120,215

Investing Activities:
Net cash paid in acquisitions	-	(352)	(1,903)
Redemption of capital trusts	-	93	3,093
Capital contributions to subsidiaries	-	-	(250)

Net cash from investing activities	-	(259)	940

Financing Activities:
Proceeds from notes payable	-	-	98,799
Redemption of junior subordinated deferrable interest debentures	-	(3,093)	(103,093)
Proceeds from stock option exercises	16,226	37,400	23,600
Proceeds from stock-based compensation activities of subsidiaries	12,315	9,866	9,403
Excess tax benefits from stock-based compensation	464	7,088	7,969
Purchase of treasury stock	(800)	(23,055)	(110,406)
Treasury stock sold to the 401(k) stock purchase plan	2,498	-	-
Cash dividends paid	(102,130)	(98,152)	(90,820)

Net cash from financing activities	(71,427)	(69,946)	(164,548)

Net change in cash and cash equivalents	19,461	31,118	(43,393)
Cash and cash equivalents at beginning of year	91,879	60,761	104,154

Cash and cash equivalents at end of year	$111,340	$91,879	$60,761

Note 20 - New Authoritative Accounting Guidance

As discussed in Note 1—Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Corporation adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. See Note 1—Significant Accounting Policies.

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

FASB ASC Topic 715, “Compensation—Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new authoritative accounting guidance under ASC Topic 715 became effective for the Corporation’s financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 12 - Employee Benefit Plans.

Additional new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. The Corporation adopted the new authoritative accounting guidance under ASC Topic 715 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $240 thousand.

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

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Corporation on January 1, 2009 and the required disclosures are reported in Note 16 - Derivative Financial Instruments.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Corporation on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 17—Fair Value Measurements).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Corporation’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for the Corporation on January 1, 2008 (see Note 17—Fair Value Measurements).

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

Cullen/Frost Bankers, Inc.

Consolidated Average Balance Sheets

(Dollars in thousands - tax-equivalent basis)

The following unaudited schedule is presented for additional information and analysis

	Year Ended December 31,

	2009			2008

	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Assets:
Interest-bearing deposits	$829,178	$2,161	0.26%	$85,380	$429	0.50%
Federal funds sold and resell agreements	59,236	207	0.35	141,724	3,498	2.47
Securities:
Taxable	2,813,801	125,084	4.58	2,771,797	143,360	5.17
Tax-exempt	1,449,141	99,546	7.15	555,096	36,724	6.61

Total securities	4,262,942	224,630	5.45	3,326,893	180,084	5.41
Loans, net of unearned discount	8,652,563	437,075	5.05	8,314,265	511,968	6.16

Total earning assets and average rate earned	13,803,919	664,073	4.86	11,868,262	695,979	5.86
Cash and due from banks	585,825			660,369
Allowance for possible loan losses	(120,160)			(96,755)
Premises and equipment, net	297,958			237,517
Accrued interest receivable and other assets	1,134,418			1,015,138

Total assets	$15,701,960			$13,684,531

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,793,195			$3,246,169
Correspondent banks	360,238			311,034
Public funds	105,051			57,544

Total non-interest-bearing demand deposits	4,258,484			3,614,747
Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,024,867	3,015	0.15	1,694,688	3,299	0.19
Money market deposit accounts	4,152,225	24,709	0.60	3,492,935	51,507	1.47
Time accounts	1,609,678	26,759	1.66	1,359,989	43,706	3.21
Public funds	374,373	1,532	0.41	368,760	6,359	1.72

Total interest-bearing deposits	8,161,143	56,015	0.69	6,916,372	104,871	1.52

Total deposits	12,419,627			10,531,119
Federal funds purchased and repurchase agreements	610,945	1,052	0.17	1,008,019	12,954	1.29
Junior subordinated deferrable interest debentures	136,084	7,231	5.31	136,135	6,972	5.12
Subordinated notes payable and other notes	250,000	16,318	6.53	250,000	16,318	6.53
Federal Home Loan Bank advances	190,077	5,741	3.02	8,628	511	5.92

Total interest-bearing liabilities and average rate paid	9,348,249	86,357	0.92	8,319,154	141,626	1.70

Accrued interest payable and other liabilities	264,094			170,319

Total liabilities	13,870,827			12,104,220
Shareholders’ equity	1,831,133			1,580,311

Total liabilities and shareholder’s equity	$15,701,960			$13,684,531

Net interest income		$577,716			$554,353

Net interest spread			3.94%			4.16%

Net interest income to total average earning assets			4.23%			4.67%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale, while yields are based on average amortized cost.

Year Ended December 31,
2007			2006			2005			2004

Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

$7,454	$396	5.31%	$4,000	$251	6.28%	$5,644	$150	2.66%	$6,175	$63	1.02%
579,964	29,895	5.15	718,950	36,550	5.08	521,674	18,147	3.48	564,286	8,834	1.57

2,876,235	148,467	5.08	2,680,706	133,184	4.85	2,586,904	121,377	4.68	2,739,001	125,999	4.63
412,083	26,520	6.41	275,419	17,685	6.46	260,207	16,521	6.48	219,674	14,138	6.68

3,288,318	174,987	5.24	2,956,125	150,869	5.00	2,847,111	137,898	4.84	2,958,675	140,137	4.77
7,464,140	579,027	7.76	6,523,906	506,264	7.76	5,594,477	361,304	6.46	4,823,198	250,174	5.19

11,339,876	784,305	6.89	10,202,981	693,934	6.76	8,968,906	517,499	5.77	8,352,334	399,208	4.79
626,253			615,609			604,625			746,257
(95,226)			(85,038)			(77,551)			(81,232)
219,873			200,008			175,829			168,714
950,906			647,693			471,436			432,776

$13,041,682			$11,581,253			$10,143,245			$9,618,849

$ 3,224,741			$3,005,811			$2,639,071			$2,395,663
248,591			277,332			323,712			469,635
50,800			51,137			45,967			49,222

3,524,132			3,334,280			3,008,750			2,914,520

1,401,437	6,555	0.47	1,283,830	4,579	0.36	1,206,055	3,009	0.25	1,171,883	1,090	0.09
3,494,704	107,486	3.08	3,022,866	92,075	3.05	2,646,975	48,158	1.82	2,444,734	24,508	1.00
1,382,707	60,264	4.36	1,122,979	42,806	3.81	894,459	20,499	2.29	865,176	10,173	1.18
409,661	15,932	3.89	420,441	15,630	3.72	376,547	7,268	1.93	370,373	3,379	0.91

6,688,509	190,237	2.84	5,850,116	155,090	2.65	5,124,036	78,934	1.54	4,852,166	39,150	0.81

10,212,641			9,184,396			8,132,786			7,766,686
867,152	31,951	3.68	764,173	31,167	4.08	605,965	16,632	2.74	564,489	5,775	1.02
153,582	11,283	7.35	230,178	17,402	7.56	226,805	14,908	6.57	212,271	12,144	5.72
237,671	15,591	6.56	150,000	9,991	6.66	150,000	7,626	5.08	150,000	4,974	3.32
22,447	1,048	4.67	25,574	1,146	4.48	10,807	461	4.27	1,115	63	5.65

7,969,361	250,110	3.14	7,020,041	214,796	3.06	6,117,613	118,561	1.94	5,780,041	62,106	1.07

153,167			153,333			136,242			135,215

11,646,660			10,507,654			9,262,605			8,829,776
1,395,022			1,073,599			880,640			789,073

$13,041,682			$11,581,253			$10,143,245			$9,618,849

	$534,195			$479,138			$398,938			$337,102

		3.75%			3.70%			3.83%			3.72%

		4.69%			4.67%			4.45%			4.05%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2009, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Cullen/Frost Bankers, Inc.

We have audited Cullen/Frost Bankers, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cullen/Frost Bankers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cullen/Frost Bankers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, and the cash flows for each of the three years in the period ended December 31, 2009 of Cullen/Frost Bankers, Inc. and our report dated February 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
February 2, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Cullen/Frost and payment of a reasonable fee.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Cullen/Frost Bankers, Inc.		10-Q	001-13221	3.1	7/26/06

3.2	Amended and Restated Bylaws of Cullen/Frost Bankers, Inc.		10-K	001-13221	3.2	2/1/08

4.1*	Instruments Defining the Rights of Holders of Long-Term Debt

10.1+	Restoration of Retirement Income Plan for Participants in the Retirement Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates (as amended and restated)		10-K	001-13221	10.1	3/31/99

10.2+	The 401(k) Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	333-157236	4.3	2/11/09

10.3+	1991 Thrift Incentive Stock Purchase Plan for Employees of Cullen/Frost Bankers, Inc. and its Affiliates		S-8	33-39478	4.4	3/18/91

10.4+	Cullen/Frost Bankers, Inc. Restricted Stock Plan		S-8	33-53492	4.4	10/20/92

10.5+	Cullen/Frost Bankers, Inc. Supplemental Executive Retirement Plan		10-K	001-13221	10.13	3/30/95

10.6+	Cullen/Frost Bankers, Inc. 1997 Director Stock Plan		S-8	333-102133	4.4	12/23/02

10.7+	Cullen/Frost Bankers, Inc. 1992 Stock Plan, as amended		S-8	333-68928	4.5-4.7	9/4/01

10.8+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.8	2/3/09

10.9+	Change-In-Control Agreements with 5 Executive Officers		10-K	001-13221	10.9	2/3/09

10.10+	Cullen/Frost Bankers, Inc. 2001 Stock Plan		S-8	333-68928	4.4	9/4/01

10.11+	Retirement Agreement with a former Executive Officer		10-K	001-13221	10.10	3/28/03

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date

10.12+	Deferred Compensation Plan for Covered Employees		10-K	001-13221	10.11	3/28/03

10.13+	Cullen/Frost Restoration Profit Sharing Plan		10-K	001-13221	10.12	2/4/05

10.14+	2005 Omnibus Incentive Plan		S-8	333-158903	4.3	4/30/09

10.15+	2007 Outside Director Incentive Plan		S-8	333-143397	4.4	5/31/07

21.1	Subsidiaries of Cullen/Frost Bankers, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X

32.1++	Section 1350 Certification of the Chief Executive Officer	X

32.2++	Section 1350 Certification of the Chief Financial Officer	X

*	The Corporation agrees to furnish to the SEC, upon request, copies of any such instruments.
+	Management contract or compensatory plan or arrangement.
++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)	Exhibits - See exhibit index included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules - See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2010	CULLEN/FROST BANKERS, INC. (Registrant)

	By:	/s/ PHILLIP D. GREEN
Phillip D. Green Group Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD W. EVANS, JR.* Richard W. Evans, Jr.	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 2, 2010

/s/ PHILLIP D. GREEN Phillip D. Green	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 2, 2010

/s/ R. DENNY ALEXANDER* R. Denny Alexander	Director	February 2, 2010

/s/ CARLOS ALVAREZ* Carlos Alvarez	Director	February 2, 2010

/s/ ROYCE S. CALDWELL* Royce S. Caldwell	Director	February 2, 2010

/s/ CRAWFORD H. EDWARDS* Crawford H. Edwards	Director	February 2, 2010

/s/ RUBEN M. ESCOBEDO* Ruben M. Escobedo	Director	February 2, 2010

/s/ PATRICK B. FROST* Patrick B. Frost	Director and President of The Frost National Bank	February 2, 2010

/s/ DAVID J. HAEMISEGGER* David J. Haemisegger	Director	February 2, 2010

/s/ KAREN E. JENNINGS* Karen E. Jennings	Director	February 2, 2010

/s/ RICHARD M. KLEBERG, III* Richard M. Kleberg, III	Director	February 2, 2010

/s/ ROBERT S. McCLANE* Robert S. McClane	Director	February 2, 2010

Signature	Title	Date

/s/ IDA CLEMENT STEEN* Ida Clement Steen	Director	February 2, 2010

/s/ HORACE WILKINS, JR.* Horace Wilkins, Jr.	Director	February 2, 2010

*By: /s/ PHILLIP D. GREEN Phillip D. Green As attorney-in-fact for the persons indicated	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 2, 2010