Form 10-Q
period 2010-03-31
CULLEN FROST BANKERS INC
filed 2010-04-28
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

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

As of April 22, 2010, there were 60,543,712 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

March 31, 2010

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$102,512	$108,292
Securities:
Taxable	29,075	33,101
Tax-exempt	19,709	12,282
Interest-bearing deposits	855	262
Federal funds sold and resell agreements	10	119

Total interest income	152,161	154,056

Interest expense:
Deposits	8,561	16,586
Federal funds purchased and repurchase agreements	58	387
Junior subordinated deferrable interest debentures	1,773	1,807
Other long-term borrowings	4,185	5,644

Total interest expense	14,577	24,424

Net interest income	137,584	129,632
Provision for possible loan losses	13,571	9,601

Net interest income after provision for possible loan losses	124,013	120,031

Non-interest income:
Trust fees	16,963	15,969
Service charges on deposit accounts	24,809	24,910
Insurance commissions and fees	11,138	10,751
Other charges, commissions and fees	6,919	6,762
Net gain (loss) on securities transactions	5	—
Other	11,559	11,472

Total non-interest income	71,393	69,864

Non-interest expense:
Salaries and wages	60,275	56,776
Employee benefits	14,521	15,240
Net occupancy	11,135	10,690
Furniture and equipment	11,489	10,363
Deposit insurance	5,443	4,376
Intangible amortization	1,333	1,781
Other	30,398	30,273

Total non-interest expense	134,594	129,499

Income before income taxes	60,812	60,396
Income taxes	12,994	15,414

Net income	$47,818	$44,982

Earnings per common share:
Basic	$0.79	$0.76
Diluted	0.79	0.76

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2010	December 31, 2009	March 31, 2009
Assets:
Cash and due from banks	$493,777	$558,490	$496,295
Interest-bearing deposits	2,059,720	1,157,699	631,809
Federal funds sold and resell agreements	6,240	5,290	87,675

Total cash and cash equivalents	2,559,737	1,721,479	1,215,779

Securities held to maturity, at amortized cost	5,923	6,115	6,755
Securities available for sale, at estimated fair value	4,713,349	4,884,257	4,008,486
Trading account securities	16,611	16,126	16,246
Loans, net of unearned discounts	8,189,591	8,367,780	8,778,662
Less: Allowance for possible loan losses	(125,369)	(125,309)	(114,168)

Net loans	8,064,222	8,242,471	8,664,494
Premises and equipment, net	322,721	324,098	285,751
Goodwill	527,684	527,684	527,197
Other intangible assets, net	18,127	19,460	23,557
Cash surrender value of life insurance policies	126,501	125,405	122,359
Accrued interest receivable and other assets	406,105	420,943	460,570

Total assets	$16,760,980	$16,288,038	$15,331,194

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$4,887,224	$4,645,802	$4,247,458
Interest-bearing deposits	8,846,524	8,667,508	7,785,673

Total deposits	13,733,748	13,313,310	12,033,131

Federal funds purchased and repurchase agreements	481,453	482,048	634,475
Junior subordinated deferrable interest debentures	136,084	136,084	136,084
Other long-term borrowings	256,558	256,562	486,575
Accrued interest payable and other liabilities	203,897	205,610	237,630

Total liabilities	14,811,740	14,393,614	13,527,895

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,443,221, shares issued at March 31, 2010 and 60,236,862 shares issued at December 31, 2009 and March 31, 2009	605	602	602
Additional paid-in capital	613,989	600,355	592,159
Retained earnings	1,170,642	1,150,103	1,100,030
Accumulated other comprehensive income (loss), net of tax	164,004	154,205	153,733
Treasury stock, 198,586 shares at December 31, 2009 and 813,579 shares at March 31, 2009, at cost	—	(10,841)	(43,225)

Total shareholders’ equity	1,949,240	1,894,424	1,803,299

Total liabilities and shareholders’ equity	$16,760,980	$16,288,038	$15,331,194

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Total shareholders’ equity at beginning of period	$1,894,424	$1,763,527

Comprehensive income:
Net income	47,818	44,982
Other comprehensive income (loss):
Change in accumulated gain/loss on effective cash flow hedging derivatives of $3,469 in 2010 and $(8,318) in 2009, net of tax effect of $1,214 in 2010 and $(2,911) in 2009	2,255	(5,407)
Change in unrealized gain/loss on securities available for sale of $10,883 in 2010 and $32,551 in 2009, net of reclassification adjustment of $(5) in 2010 and tax effect of $3,807 in 2010 and $11,393 in 2009	7,071	21,158
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans of $728 in 2010 and $1,058 in 2009, net of tax effect of $255 in 2010 and $370 in 2009	473	688

Total other comprehensive income	9,799	16,439

Total comprehensive income	57,617	61,421

Stock option exercises (337,575 shares in 2010 and 6,850 shares in 2009)	15,865	215
Stock compensation expense recognized in earnings	3,648	3,024
Tax benefits related to stock compensation	44	70
Purchase of treasury stock (3,406 shares in 2010)	(193)	—
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares in 2010)	2,069	—
Common stock issued/sold to the 401(k) stock purchase plan (30,757 shares in 2010)	1,688	—
Cash dividends ($0.43 per share in 2010 and $0.42 per share in 2009)	(25,922)	(24,958)

Total shareholders’ equity at end of period	$1,949,240	$1,803,299

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$47,818	$44,982
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	13,571	9,601
Deferred tax expense (benefit)	(393)	(2,181)
Accretion of loan discounts	(2,687)	(3,314)
Securities premium amortization (discount accretion), net	2,497	345
Net (gain) loss on securities transactions	(5)	—
Depreciation and amortization	8,970	8,817
Net (gain) loss on sale of loans held for sale and other assets	1,864	256
Stock-based compensation expense	3,648	3,024
Net tax benefit (deficiency) from stock-based compensation	(215)	6
Excess tax benefits from stock-based compensation	(259)	(64)
Earnings on life insurance policies	(1,096)	(1,273)
Net change in:
Trading account securities	(485)	(1,694)
Loans held for sale	5,537	19
Accrued interest receivable and other assets	10,488	77,238
Accrued interest payable and other liabilities	(4,067)	(63,953)

Net cash from operating activities	85,186	71,809

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	190	193
Securities available for sale:
Purchases	(7,068,993)	(599,011)
Sales	6,998,743	—
Maturities, calls and principal repayments	249,546	177,260
Net change in loans	158,517	59,764
Net cash paid in acquisitions	—	(750)
Proceeds from sales of premises and equipment	577	1
Purchases of premises and equipment	(4,440)	(23,959)
Benefits received on life insurance policies	—	111
Proceeds from sales of repossessed properties	8,235	2,321

Net cash from investing activities	342,375	(384,070)

Financing Activities:
Net change in deposits	420,438	524,194
Net change in short-term borrowings	(595)	(438,804)
Proceeds from long-term borrowings	—	230,000
Principal payments on long-term borrowings	(4)	(2)
Proceeds from stock option exercises	15,865	215
Excess tax benefits from stock-based compensation	259	64
Purchase of treasury stock	(193)	—
Common stock/treasury stock sold to the 401(k) stock purchase plan	849	—
Cash dividends paid	(25,922)	(24,958)

Net cash from financing activities	410,697	290,709

Net change in cash and cash equivalents	838,258	(21,552)
Cash and equivalents at beginning of period	1,721,479	1,237,331

Cash and equivalents at end of period	$2,559,737	$1,215,779

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Corporation’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 2, 2010 (the “2009 Form 10-K”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. The Corporation has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Cash Flow Reporting. Cash paid for interest totaled $20.4 million and $29.7 million during the three months ended March 31, 2010 and 2009. Cash paid for income taxes totaled $997 thousand and $38 thousand during the three months ended March 31, 2010 and 2009. Significant non-cash transactions during the three months ended March 31, 2010 and 2009 included transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures totaling $5.4 million during 2010 and $3.3 million during 2009, common stock/treasury stock issued to the Corporation’s 401(k) plan in connection with matching contributions totaling $2.9 million during 2010 and loans to facilitate the sale of other real estate owned totaling $1.9 million in 2010.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the three months ended March 31, 2010 and 2009 is reported in the accompanying consolidated statements of changes in shareholders’ equity.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
Residential mortgage-backed securities	$4,923	$152	$—	$5,075	$5,115	$141	$—	$5,256
Other	1,000	—	—	1,000	1,000	—	—	1,000

Total	$5,923	$152	$—	$6,075	$6,115	$141	$—	$6,256

Securities Available for Sale:
U. S. Treasury	$399,711	$1,132	$—	$400,843	$399,444	$811	$—	$400,255
Residential mortgage-backed securities	2,299,793	102,190	28	2,401,955	2,491,579	89,740	4,010	2,577,309
States and political subdivisions	1,795,616	79,266	2,397	1,872,485	1,785,914	83,894	1,150	1,868,658
Other	38,066	—	—	38,066	38,035	—	—	38,035

Total	$4,533,186	$182,588	$2,425	$4,713,349	$4,714,972	$174,445	$5,160	$4,884,257

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. Securities with a carrying value totaling $1.9 billion at both March 31, 2010 and December 31, 2009 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2010	2009
Proceeds from sales	$6,998,743	$—
Gross realized gains	7	—
Gross realized losses	2	—

As of March 31, 2010, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale
Residential mortgage-backed securities	$120,096	$28	$—	$—	$120,096	$28
States and political subdivisions	248,595	2,319	2,008	78	250,603	2,397

Total	$368,691	$2,347	$2,008	$78	$370,699	$2,425

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of March 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at March 31, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$222,517	$222,871
Due after one year through five years	1,000	1,000	264,272	267,971
Due after five years through ten years	—	—	144,603	149,926
Due after ten years	—	—	1,563,935	1,632,560
Mortgage-backed securities	4,923	5,075	2,299,793	2,401,955
Equity securities	—	—	38,066	38,066

Total	$5,923	$6,075	$4,533,186	$4,713,349

Trading account securities, at estimated fair value, consisted of $16.6 million and $16.1 million of U.S. Treasury securities at March 31, 2010 and December 31, 2009, respectively. The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $534 thousand and $398 thousand during the three months ended March 31, 2010 and 2009.

Note 3 - Loans

Loans were as follows:

	March 31, 2010	Percentage of Total	December 31, 2009	Percentage of Total	March 31, 2009	Percentage of Total
Commercial and industrial:
Commercial	$3,466,706	42.3%	$3,577,758	42.7%	$3,878,789	44.2%
Leases	185,540	2.3	197,605	2.4	202,239	2.3
Asset-based	118,342	1.5	117,213	1.4	90,314	1.0

Total commercial and industrial	3,770,588	46.1	3,892,576	46.5	4,171,342	47.5

Real estate:
Construction:
Commercial	635,146	7.8	659,459	7.9	716,117	8.2
Consumer	26,876	0.3	30,325	0.4	53,472	0.6
Land:
Commercial	235,536	2.9	259,200	3.1	334,212	3.8
Consumer	2,008	—	1,677	—	1,664	—
Commercial mortgages	2,333,703	28.5	2,327,471	27.8	2,293,317	26.1
1-4 family residential mortgages	66,368	0.8	66,351	0.8	80,374	0.9
Home equity and other consumer	720,561	8.8	730,079	8.7	720,579	8.2

Total real estate	4,020,198	49.1	4,074,562	48.7	4,199,735	47.8

Consumer:
Student loans held for sale	18,771	0.2	24,201	0.3	30,044	0.3
Other	336,604	4.1	346,255	4.2	343,164	4.0
Other	64,732	0.8	52,406	0.6	60,607	0.7
Unearned discounts	(21,302)	(0.3)	(22,220)	(0.3)	(26,230)	(0.3)

Total loans	$8,189,591	100.0%	$8,367,780	100.0%	$8,778,662	100.0%

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2010 or December 31, 2009.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $144.6 million at March 31, 2010 and $146.9 million at December 31, 2009. Accruing loans past due more than 90 days totaled $34.4 million at March 31, 2010 and $23.9 million at December 31, 2009.

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

Impaired loans were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
Balance of impaired loans with no allocated allowance	$74,671	$97,847	$60,394
Balance of impaired loans with an allocated allowance	58,352	37,657	45,702

Total recorded investment in impaired loans	$133,023	$135,504	$106,096

Amount of the allowance allocated to impaired loans	$19,344	$12,444	$13,699

The impaired loans included in the table above were primarily comprised of collateral dependent commercial and commercial real estate loans. The average recorded investment in impaired loans was $134.3 million during the three months ended March 31, 2010 and $82.5 million for the three months ended March 31, 2009. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended March 31,
	2010	2009
Balance at the beginning of the period	$125,309	$110,244
Provision for possible loan losses	13,571	9,601
Net charge-offs:
Losses charged to the allowance	(15,806)	(7,560)
Recoveries of loans previously charged off	2,295	1,883

Net charge-offs	(13,511)	(5,677)

Balance at the end of the period	$125,369	$114,168

Note 4 - Goodwill and Other Intangible Assets

Goodwill. Goodwill totaled $527.7 million at both March 31, 2010 and December 31, 2009.

Other Intangible Assets. Other intangible assets totaled $18.1 million at March 31, 2010 including $15.0 million related to core deposits, $2.8 million related to customer relationships and $375 thousand related to non-compete agreements. Other intangible assets totaled $19.5 million at December 31, 2009 including $16.1million related to core deposits, $3.0 million related to customer relationships and $412 thousand related to non-compete agreements.

Amortization expense related to intangible assets totaled $1.3 million and $1.8 million during the three months ended March 31, 2010 and 2009. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2010 is as follows:

Remainder of 2010	$3,792
2011	4,299
2012	3,500
2013	2,729
2014	1,944
Thereafter	1,863

$18,127

Note 5 - Deposits

Deposits were as follows:

	March 31, 2010	Percentage of Total	December 31, 2009	Percentage of Total	March 31, 2009	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$4,452,690	32.4%	$4,147,516	31.1%	$3,771,136	31.3%
Correspondent banks	269,705	2.0	343,622	2.6	378,940	3.2
Public funds	164,829	1.2	154,664	1.2	97,382	0.8

Total non-interest-bearing demand deposits	4,887,224	35.6	4,645,802	34.9	4,247,458	35.3

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,244,506	16.4	2,291,374	17.2	1,952,147	16.2
Money market accounts	4,877,836	35.5	4,546,365	34.1	3,789,603	31.5
Time accounts under $100,000	658,055	4.8	669,397	5.0	765,229	6.4
Time accounts of $100,000 or more	609,327	4.4	685,973	5.2	929,598	7.7
Public funds	456,800	3.3	474,399	3.6	349,096	2.9

Total interest-bearing deposits	8,846,524	64.4	8,667,508	65.1	7,785,673	64.7

Total deposits	$13,733,748	100.0%	$13,313,310	100.0%	$12,033,131	100.0%

At March 31, 2010 and December 31, 2009, interest-bearing public funds deposits included $225.6 million and $255.7 million in savings and interest checking accounts, $91.5 million and $86.9 million in money market accounts, $3.3 million and $4.2 million in time accounts under $100 thousand and $136.5 million and $127.6 million in time accounts of $100 thousand or more, respectively.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Brokered money market deposits totaled $194.1 million at March 31, 2010 and $97.1 million at December 31, 2009. CDARS deposits totaled $113.0 million at March 31, 2010 and $115.6 million at December 31, 2009. Deposits from foreign sources, primarily Mexico, totaled $852.9 million at March 31, 2010 and $747.7 million at December 31, 2009.

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.3 billion at March 31, 2010 and $4.4 billion at December 31, 2009.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $264.4 million at March 31, 2010 and $267.7 million at December 31, 2009.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The Corporation had deferred standby letter of credit fees totaling $1.4 million at March 31, 2010 and $1.5 million at December 31, 2009, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.3 million and $5.1 million for the three months ended March 31, 2010 and 2009. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2009. See the 2009 Form 10-K for information regarding these commitments.

Litigation. The Corporation is subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2010
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,636,531	15.05%	$870,032	8.00%	N/A	N/A
Frost Bank	1,498,532	13.79	869,208	8.00	$1,086,510	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,381,162	12.70	435,016	4.00	N/A	N/A
Frost Bank	1,343,163	12.36	434,604	4.00	651,906	6.00
Leverage Ratio
Cullen/Frost	1,381,162	8.70	635,020	4.00	N/A	N/A
Frost Bank	1,343,163	8.47	634,360	4.00	792,950	5.00

December 31, 2009
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,590,391	14.19%	$896,896	8.00%	N/A	N/A
Frost Bank	1,474,190	13.16	896,242	8.00	$1,120,302	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,335,082	11.91	448,448	4.00	N/A	N/A
Frost Bank	1,318,881	11.77	448,121	4.00	672,181	6.00
Leverage Ratio
Cullen/Frost	1,335,082	8.50	628,007	4.00	N/A	N/A
Frost Bank	1,318,881	8.41	627,437	4.00	784,296	5.00

Cullen/Frost believes that, as of March 31, 2009, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of March 31, 2010, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost is dependent upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At March 31, 2010, Frost Bank could pay aggregate dividends of up to $222.7 million to Cullen/Frost without prior regulatory approval.

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

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedge related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The deferred accumulated after-tax gain applicable to the settled portion of the two interest rate contracts included in accumulated other comprehensive income totaled $27.5 million at March 31, 2010. This amount will be reclassified into earnings during future periods when the formerly hedged transactions impact future earnings.

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

In January 2009, the Corporation entered into three interest rate swap contracts on FHLB advances with a total notional amount of $230.0 million. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the forty quarterly interest payments on each of the Corporation’s variable-rate (three-month LIBOR plus a margin of 0.36%) FHLB advances which, in the aggregate, totaled $230.0 million throughout the forty quarterly periods beginning in January 2009 and ending in January 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swaps, the Corporation would pay a weighted-average fixed interest rate of 2.85% and would receive a variable interest rate of three-month LIBOR plus a margin of 0.36% on a total notional amount of $230.0 million, with quarterly settlements. During October 2009, the Corporation elected to repay the $230.0 million of FHLB advances associated with the interest rate swaps. Upon repayment of the advances, the Corporation also terminated the interest rate swaps and recognized a $17.7 million gain representing the fair value of the interest rate swaps on the termination date.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2010 and December 31, 2009 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	March 31, 2010		December 31, 2009
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$123,575	$(9,354)	$134,808	$(9,453)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	800,000	81,368	800,000	74,214
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(8,321)	120,000	(6,943)

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	587,341	37,172	555,334	32,608
Commercial loan/lease interest rate swaps	587,341	(37,368)	555,334	(32,786)
Commercial loan/lease interest rate caps	22,435	780	22,792	1,086
Commercial loan/lease interest rate caps	22,435	(780)	22,792	(1,086)
Commercial loan/lease interest rate floors	2,435	18	2,792	40
Commercial loan/lease interest rate floors	2,435	(18)	2,792	(40)

The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2010 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.86%	0.23%
Cash flow hedge interest rate swaps on variable-rate loans	3.25	7.56
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.80
Non-hedging interest rate swaps	1.74	5.18
Non-hedging interest rate swaps	5.18	1.74

The weighted-average strike rates for interest rate caps and floors outstanding at March 31, 2010 were as follows:

Non-hedging commercial loan/lease interest rate caps	3.14%
Non-hedging commercial loan/lease interest rate floors	3.29

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

		March 31, 2010		December 31, 2009
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	100	$816	71	$1,482
Oil	Barrels	100	(801)	71	(1,468)

Non-hedging commodity options:
Oil	Barrels	1,442	7,885	1,726	11,581
Oil	Barrels	1,442	(7,885)	1,726	(11,581)
Natural gas	MMBTUs	7,110	6,062	6,970	4,151
Natural gas	MMBTUs	7,110	(6,062)	6,970	(4,151)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2010 and December 31, 2009.

Gains, Losses and Derivative Cash Flows. For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in other non-interest income or other non-interest expense. The extent that such changes in fair value do not offset represents hedge ineffectiveness. Net cash flows from interest rate swaps on commercial loans/leases designated as hedging instruments in effective hedges of fair value are included in interest income on loans. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from interest rate swaps on variable-rate loans designated as hedging instruments in effective hedges of cash flows are included in interest income on loans. Net cash flows from the interest rate swap on junior subordinated deferrable interest debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on junior subordinated deferrable interest debentures. Net cash flows from interest rate swaps on FHLB advances designated as hedging instruments in effective hedges of cash flows were included in interest expense on other long-term borrowings. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other non-interest income and other non-interest expense.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2010	2009
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,416)	$(1,468)
Amount of loss included in other non-interest expense	6	2

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2010	2009
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$10,937	$12,952
Amount of gain (loss) recognized in other comprehensive income	15,772	(2,803)

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,111	609
Amount of gain (loss) recognized in other comprehensive income	(2,477)	48

Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to interest expense on other long-term borrowings	—	672
Amount of gain (loss) recognized in other comprehensive income	—	6,108

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $74.2 million at March 31, 2010 and $72.0 million at December 31, 2009. The Corporation currently expects approximately $19.3 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at March 31, 2010 will be reclassified into earnings during the remainder of 2010. This amount represents management’s best estimate given current expectations about market interest rates. Because actual market interest rates may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during the remainder of 2010.

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

Amounts included in the consolidated statements of income related to non-hedging interest rate and commodity derivative instruments are presented in the table below. Amounts included in the consolidated statements of income related to foreign currency derivatives during the reported periods were not significant.

	Three Months Ended March 31,
	2010	2009
Non-hedging interest rate derivatives:
Other non-interest income	$702	$157
Other non-interest expense	19	—

Non-hedging commodity derivatives:
Other non-interest income	20	112

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $38.1 million at March 31, 2010. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at March 31, 2010. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $17.6 million at March 31, 2010. At such date, the Corporation also had $7.6 million in cash collateral on deposit with other financial institution counterparties.

Note 9 - Earnings Per Common Share

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2010	2009
Distributed earnings allocated to common stock	$25,816	$24,859
Undistributed earnings allocated to common stock	21,808	19,946

Net earnings allocated to common stock	$47,624	$44,805

Weighted-average shares outstanding for basic earnings per common share	59,972,214	59,188,559
Dilutive effect of stock compensation	185,269	75,434

Weighted-average shares outstanding for diluted earnings per common share	60,157,483	59,263,993

Note 10 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2010	3,445,507	233,200	$52.27	4,600,455	$51.18

Granted	—	—	—	—	—
Stock options exercised	—	—	—	(337,575)	47.00
Stock awards vested	—	(12,750)	52.29	—	—
Forfeited	76,250	—	—	(76,250)	51.62
Cancelled/expired	(750)	—	—	—	—

Balance, March 31, 2010	3,521,007	220,450	52.27	4,186,630	51.51

During the three months ended March 31, 2010 and 2009, proceeds from stock option exercises totaled $15.9 million and $215 thousand. During the three months ended March 31, 2010, 175,602 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 161,973 shares were issued from available treasury stock.

Stock-based compensation expense totaled $3.6 million and $3.0 million during the three months ended March 31, 2010 and 2009. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $22.1 million at March 31, 2010, while unrecognized stock-based compensation expense related to non-vested stock awards totaled $5.9 million at March 31, 2010.

Note 11 - Defined Benefit Plans

The components of the combined net periodic benefit cost (benefit) for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended March 31,
	2010	2009
Expected return on plan assets, net of expenses	$(2,752)	$(2,282)
Interest cost on projected benefit obligation	1,931	1,993
Net amortization and deferral	728	1,058

Net periodic benefit cost (benefit)	$(93)	$769

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the three months ended March 31, 2010. The Corporation does not expect to make any contributions during the remainder of 2010.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,
	2010	2009
Current income tax expense	$13,387	$17,595
Deferred income tax expense (benefit)	(393)	(2,181)

Income tax expense as reported	$12,994	$15,414

Effective tax rate	21.4%	25.5%

Net deferred tax liabilities totaled $65.4 million at March 31, 2010 and $60.5 million at December 31, 2009. No valuation allowance was recorded against deferred tax assets at March 31, 2010 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

Note 13 - Operating Segments

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
March 31, 2010	$189,464	$22,410	$(2,897)	$208,977
March 31, 2009	178,706	23,699	(2,909)	199,496

Net income (loss):
Three months ended:
March 31, 2010	$48,763	$1,303	$(2,248)	$47,818
March 31, 2009	44,955	2,225	(2,198)	44,982

Note 14 - Fair Value Measurements

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the 2009 Form 10-K. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury	$400,843	$—	$—	$400,843
Residential mortgage-backed securities	—	2,401,955	—	2,401,955
States and political subdivisions	—	1,872,485	—	1,872,485
Other	—	38,066	—	38,066
Trading account securities:
U.S. Treasury	16,611	—	—	16,611
Derivative assets:
Interest rate swaps, caps and floors	—	118,305	1,033	119,338
Commodity and foreign exchange derivatives	28	14,763	—	14,791
Derivative liabilities:
Interest rate swaps, caps and floors	—	55,841	—	55,841
Commodity and foreign exchange derivatives	—	14,748	—	14,748

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$945	$—
Transfers into Level 3	—	—
Realized gains included in other non-interest income	107	—
Realized losses included in other non-interest expense	(19)	—

Balance, end of period	$1,033	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2010 and 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the three months ended March 31, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $9.7 million were reduced by specific valuation allowance allocations totaling $1.2 million to a total reported fair value of $8.5 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $16.1 million were reduced by specific valuation allowance allocations totaling $5.9 million to a total reported fair value of $10.2 million based on collateral valuations utilizing Level 3 valuation inputs. During the three months ended March 31, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $6.1 million were reduced by specific valuation allowance allocations totaling $1.4 million to a total reported fair value of $4.7 million based on collateral valuations utilizing Level 2 valuation inputs.

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

During the three months ended March 31, 2010 and 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the three months ended March 31, 2010, foreclosed assets measured at fair value upon initial recognition totaled $5.4 million (utilizing Level 2 valuation inputs). In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Corporation recognized charge-offs of the allowance for possible loan losses totaling $1.1 million. Foreclosed assets totaling $1.6 million were remeasured at fair value subsequent to initial recognition during the three months ended March 31, 2010. In connection with the remeasurement of these assets, the Corporation recognized losses, included in other non-interest expense, totaling $631 thousand. During the three months ended March 31, 2009, foreclosed assets measured at fair value upon initial recognition totaled $3.3 million (utilizing Level 2 valuation inputs). In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Corporation recognized charge-offs of the allowance for possible loan losses totaling $1.7 million. Other than foreclosed assets measured at fair value upon initial recognition, no foreclosed assets were remeasured at fair value during the three months ended March 31, 2009.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2009 Form 10-K.

The estimated fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,559,737	$2,559,737	$1,721,479	$1,721,479
Securities	4,735,883	4,736,035	4,906,498	4,906,639
Loans, net	8,064,222	8,041,481	8,242,471	8,222,049
Cash surrender value of life insurance policies	126,501	126,501	125,405	125,405
Interest rate swaps on variable rate loans designated as hedges of cash flows	81,368	81,368	74,214	74,214
Non-hedging commercial loan/lease interest rate swaps, caps and floors	37,970	37,970	33,734	33,734
Commodity and foreign exchange derivatives	14,791	14,791	17,237	17,237
Accrued interest receivable	47,081	47,081	69,883	69,883

Financial liabilities:
Deposits	13,733,748	13,735,115	13,313,310	13,315,611
Federal funds purchased and repurchase agreements	481,453	481,453	482,048	482,048
Junior subordinated deferrable interest debentures	136,084	136,084	136,084	136,084
Subordinated notes payable and other borrowings	256,558	263,172	256,562	255,588
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	8,321	8,321	6,943	6,943
Commercial loan/lease interest rate swaps designated as hedges of fair value	9,354	9,354	9,453	9,453
Non-hedging commercial loan/lease interest rate swaps, caps and floors	38,166	38,166	33,912	33,912
Commodity and foreign exchange derivatives	14,748	14,748	17,200	17,200
Accrued interest payable	7,194	7,194	13,035	13,035

Note 15 - Accounting Standards Updates

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010. See Note 14 – Fair Value Measurements.

ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Corporation as of January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective for the Corporation on July 1, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the 2009 Form 10-K. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and the sections captioned “Application of Critical Accounting Policies” and “Allowance for Possible Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Form 10-K. There have been no significant changes in the Corporation’s application of critical accounting policies related to the allowance for possible loan losses since December 31, 2009.

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

Results of Operations

Net income totaled $47.8 million, or $0.79 diluted per common share, for the three months ended March 31, 2010 compared to $45.0 million, or $0.76 diluted per common share, for the three months ended March 31, 2009 and $51.5 million, or $0.86 diluted per common share, for the three months ended December 31, 2009.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Taxable-equivalent net interest income	$150,343	$150,743	$137,733
Taxable-equivalent adjustment	12,759	12,149	8,101

Net interest income	137,584	138,594	129,632
Provision for possible loan losses	13,571	22,250	9,601

Net interest income after provision for possible loan losses	124,013	116,344	120,031
Non-interest income	71,393	86,345	69,864
Non-interest expense	134,594	134,216	129,499

Income before income taxes	60,812	68,473	60,396
Income taxes	12,994	16,979	15,414

Net income	$47,818	$51,494	$44,982

Earnings per common share - basic	$0.79	$0.86	$0.76
Earnings per common share - diluted	0.79	0.86	0.76
Dividends per common share	0.43	0.43	0.42

Return on average assets	1.17%	1.25%	1.23%
Return on average equity	10.07	10.70	10.33
Average shareholder’s equity to average total assets	11.65	11.69	11.87

Net income for the three months ended March 31, 2010 increased $2.8 million, or 6.3%, compared to the same period in 2009. The increase was primarily the result of a $8.0 million increase in net interest income, a $1.5 million increase in non-interest income and a $2.4 million decrease in income tax expense partly offset by a $5.1 million increase in non-interest expense and a $4.0 million increase in the provision for possible loan losses.

Net income for the first quarter of 2010 decreased $3.7 million, or 7.1%, from the fourth quarter of 2009. The decrease was primarily the result of a $15.0 million decrease in non-interest income, a $1.0 million decrease in net interest income and a $378 thousand increase in non-interest expense partly offset by an $8.7 million decrease in the provision for possible loan losses and a $4.0 million decrease in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 65.8% of total revenue during the first three months of 2010. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2009 and through the first quarter of 2010. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At March 31, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.25% and 0.29%, respectively, while at March 31, 2009, the one-month and three-month U.S. dollar LIBOR rates were 0.50% and 1.19%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2009 and through the first quarter of 2010.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively convert certain floating rate loans and borrowings into fixed rate instruments for a period of time. See Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps. As a result, the Corporation’s balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. The Corporation currently believes it is reasonably possible the federal funds rate and the prime interest rate will remain at the current, historically-low levels for the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation’s control. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	First Quarter 2010 vs. Fourth Quarter 2009	First Quarter 2010 vs. First Quarter 2009
Due to changes in average volume	$3,042	$17,232
Due to changes in average interest rates	(165)	(4,622)
Due to difference in the number of days in each of the comparable periods	(3,277)	—

Total change	$(400)	$12,610

Taxable-equivalent net interest income for the three months ended March 31, 2010 increased $12.6 million, or 9.2%, compared to the same period in 2009. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the first quarter of 2010 increased $1.7 billion compared to the same period in 2009. Over the same time frame, the net interest margin decreased 14 basis points from 4.33% in 2009 to 4.19% in 2010. The net interest margin decreased during the first quarter of 2010 compared to the same period in 2009 primarily due to an increase in the relative proportion of funds invested in lower-yielding interest-bearing deposits during 2010 compared to 2009, as further discussed below.

Taxable-equivalent net interest income for the first quarter of 2010 decreased $400 thousand, or 0.3%, from the fourth quarter of 2009. Taxable-equivalent net interest income for the first quarter of 2010 was impacted by a decrease in the number of days compared to the fourth quarter of 2009. Taxable-equivalent net interest income for the fourth quarter of 2009 included 92 days compared to 90 days for the first quarter of 2010. The additional days added approximately $3.3 million to taxable-equivalent net interest income during the fourth quarter of 2009. Excluding the impact of the additional days during the fourth quarter of 2009 results in an effective increase in taxable-equivalent net interest income of approximately $2.9 million during the first quarter of 2010 which was primarily related to an increase in the average volume of interest-earning assets, partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the first quarter of 2010 increased $164.3 million compared to the fourth quarter of 2009. The net interest margin decreased one basis point from 4.20% in the fourth quarter of 2009 to 4.19% in the first quarter of 2010.

The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The average yield on interest-earning assets totaled 4.59% during the first quarter of 2010 compared to 5.10% during the first quarter of 2009 and 4.69% during the fourth quarter of 2009. The average volume of loans decreased $538.0 million and $169.8 million during the first quarter of 2010 compared to the first and fourth quarters of 2009, respectively. Loans made up approximately 56.4% of average interest-earning assets during the first quarter of 2010 compared to 68.1% during the first quarter of 2009 and 58.2% during the fourth quarter of 2009. The average yield on loans was 5.09% during the first quarter of 2010 compared to 5.05% during the first quarter of 2009 and 5.08% during the fourth quarter of 2009. The average volume of securities increased $1.2 billion and $239.4 million during the first quarter of 2010 compared to the first and fourth quarters of 2009, respectively. Securities made up approximately 33.3% of average interest-earning assets during the first quarter of 2010 compared to 28.8% during the first quarter of 2009 and 32.0% during the fourth quarter of 2009. The average yield on securities was 5.13% during the first quarter of 2010 compared to 5.74% during the first quarter of 2009 and 5.36% during the fourth quarter of 2009. The decrease in the average yield on securities during the first quarter of 2010 compared to the first and fourth quarters of 2009 was primarily related to a decrease in the average-yield on taxable securities as proceeds from maturities and principal repayments were reinvested at lower yields as a result of decreases in market interest rates. The Corporation had a larger proportion of securities invested in higher-yielding tax-exempt securities during the first quarter of 2010 compared to the first quarter of 2009, the impact of which partly offset the effect of the decrease in yield on taxable securities on the average yield on total securities. Average federal funds sold, resell agreements and interest-bearing deposits during the first quarter of 2010 increased $1.1 billion and $94.7 million compared to the first and fourth quarters of 2009. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 10.3% of average interest-earning assets during the first quarter of 2010 compared to 3.1% during the first quarter of 2009 and 9.8% during the fourth quarter of 2009. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.23% during the first quarter of 2010 compared to 0.38% during the first quarter of 2009 and 0.27% during the fourth quarter of 2009. The increases in federal funds sold, resell agreements and interest-bearing deposits compared to the comparable periods in 2009 were primarily due to significant deposit growth, as further discussed below.

The average cost of funds is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing liabilities. The average cost of funds was 0.61% during the first quarter of 2010 compared to 1.11% and 0.73% during the first and fourth quarters of 2009. Average deposits increased $2.0 billion and $272.1 million during the first quarter of 2010 compared to the first and fourth quarters of 2009, respectively. Average interest-bearing deposits for the first quarter of 2010 increased $1.3 billion and $162.1 million compared to the first and fourth quarters of 2009, respectively. The ratio of average interest-bearing deposits to total average deposits was 65.3% for the first quarters of both 2010 and 2009 and 65.4% during the fourth quarter of 2009. The average cost of interest-bearing deposits and total deposits was 0.39% and 0.26% during the first quarter of 2010 compared to 0.90% and 0.59% during the first quarter of 2009 and 0.51% and 0.33% during the fourth quarter of 2009. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on certain deposit products and decreases in renewal interest rates on maturing certificates of deposit.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.98% during the first quarter of 2010 compared to 3.99% and 3.96% during the first and fourth quarters of 2009, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $13.6 million for the first quarter of 2010 compared to $22.3 million for the fourth quarter of 2009 and $9.6 million for the first quarter of 2009. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Trust fees	$16,963	$17,669	$15,969
Service charges on deposit accounts	24,809	26,017	24,910
Insurance commissions and fees	11,138	6,734	10,751
Other charges, commissions and fees	6,919	7,804	6,762
Net gain (loss) on securities transactions	5	(1,309)	—
Other	11,559	29,430	11,472

Total	$71,393	$86,345	$69,864

Total non-interest income for the three months ended March 31, 2010 increased $1.5 million, or 2.2%, compared to the same period in 2009 and decreased $15.0 million, or 17.3%, compared to the fourth quarter of 2009. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three months ended March 31, 2010 increased $994 thousand, or 6.2%, compared to the same period in 2009. Investment fees are the most significant component of trust fees, making up approximately 77% of total trust fees for the first three months of 2010. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The $994 thousand increase in trust fee income during the three months ended March 31, 2010 compared to the same period in 2009 was primarily the result of an increase in investment fees (up $1.9 million). This increase was partly offset by decreases in securities lending income (down $568 thousand), oil and gas trust management fees (down $372 thousand) and financial consulting fees (down $102 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the first quarter of 2010 have been higher on average compared to the first quarter of 2009, recovering somewhat from the market correction in equity valuations which began in the latter part of 2008 and reached its lowest levels during the first quarter of 2009. The decrease in securities lending income was primarily related to a decrease in transaction spreads.

Trust fee income for the first quarter of 2010 decreased $706 thousand, or 4.0%, from the fourth quarter of 2009. The decrease was primarily due to decreases in investment fees (down $393 thousand), oil and gas trust management fees (down $145 thousand), financial consulting fees (down $136 thousand) and estate fees (down $117 thousand).

At March 31, 2010, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (45.4% of trust assets), equity securities (37.4% of trust assets) and cash equivalents (10.1% of trust assets). The estimated fair value of trust assets was $22.6 billion (including managed assets of $10.0 billion and custody assets of $12.6 billion) at March 31, 2010, compared to $22.7 billion (including managed assets of $10.4 billion and custody assets of $12.3 billion) at December 31, 2009 and $21.3 billion (including managed assets of $9.7 billion and custody assets of $11.6 billion) at March 31, 2009.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three months ended March 31, 2010 decreased $101 thousand, or 0.4%, compared to the same period in 2009. The decrease was due to a decrease in service charges on commercial accounts (down $750 thousand), which was partly related to a decrease in service volumes for billable services. This decrease was mostly offset by increases in overdraft/insufficient funds charges on both consumer and commercial accounts (up $433 thousand) and point of sale income (up $265 thousand).

Service charges on deposit accounts for the first quarter of 2010 decreased $1.2 million, or 4.6%, compared to the fourth quarter of 2009. The decrease was primarily due to a decrease in overdraft/insufficient funds charges on both consumer and commercial accounts (down $1.2 million). The decline in overdraft/insufficient funds charges on consumer accounts was partly seasonal in nature.

Overdraft/insufficient funds charges totaled $9.6 million ($7.5 million consumer and $2.1 million commercial) during the first quarter of 2010 compared to $9.2 million ($7.2 million consumer and $2.0 million commercial) during the first quarter of 2009 and $10.8 million ($8.6 million consumer and $2.2 million commercial) during the fourth quarter of 2009. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Because the Corporation’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Corporation cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended March 31, 2010 increased $387 thousand, or 3.6%, compared to the same period in 2009. The increase is related to an increase in commission income (up $1.1 million) partly offset by a decrease in contingent commissions (down $744 thousand). The increase in commission income was partly due to normal variation in the timing of renewals and the market demand for insurance products. The increase was also partly related to additional revenue from insurance agencies acquired during the first and third quarters of 2009.

Insurance commissions and fees include contingent commissions totaling $2.6 million during the three months ended March 31, 2010 and $3.3 million during the three months ended March 31, 2009. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.3 million and $2.8 million during the three months ended March 31, 2010 and 2009. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $248 thousand and $531 thousand during the three months ended March 31, 2010 and 2009.

Insurance commissions and fees for the first quarter of 2010 increased $4.4 million, or 65.4%, compared to the fourth quarter of 2009. The increase was primarily due to the seasonal increase in contingent commissions (up $2.4 million) received from various insurance carriers related to the performance of insurance policies previously placed. Commission income for the first quarter of 2010 increased $2.0 million compared to the fourth quarter of 2009 primarily due to normal variation in the timing of renewals and the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three months ended March 31, 2010 increased $157 thousand, or 2.3%, compared to the same period in 2009. The increase was primarily related to increases in commission income related to the sale of mutual funds (up $535 thousand), mutual fund management fees (up $404 thousand) and unused balance fees on loan commitments (up $256 thousand). These increases were partly offset by decreases in commission income related to the sale of money market accounts (down $682 thousand) and annuities (down $233 thousand). The increase in commission income related to the sale of mutual funds and the concurrent decrease in commission income related to the sale of money market accounts reflects the apparent increased willingness of customers to invest in equities as market conditions have improved. The decrease in commission income related to the sale of money market accounts was also partly related to lower marketing fees paid by fund companies.

Other charges, commissions and fees for the first quarter of 2010 decreased $885 thousand, or 11.3%, compared to the fourth quarter of 2009. The decrease was primarily due to decreases in investment banking fees related to corporate advisory services (down $678 thousand), commission income related to the sale of money market accounts (down $180 thousand) and annuities (down $110 thousand). Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter. The decreases in the aforementioned items were partly offset by an increase in commission income related to the sale of mutual funds (up $123 thousand).

Net Gain/Loss on Securities Transactions. During the first quarter of 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $7.0 billion and realized a net gain of $5 thousand on those sales. These securities were purchased during the first quarter of 2010 and subsequently sold in connection with certain tax planning strategies. No securities were sold during the three months ended March 31, 2009. During the fourth quarter of 2009, the Corporation purchased approximately $404.9 million of Freddie Mac TBA (to be announced) mortgage-backed securities. The Corporation subsequently sold these securities prior to settlement and realized a net loss of $1.5 million. The Corporation instead invested the funds in mortgage-backed securities issued by Ginnie Mae.

Other Non-Interest Income. Other non-interest income for the three months ended March 31, 2010 did not significantly fluctuate compared to the same period in 2009. Components of other non-interest income with significant increases included income from securities trading and customer derivative activities (up $590 thousand), income from check card activity (up $502 thousand) and gains on the sale of student loans (up $172 thousand). These increases were partly offset by decreases in sundry income from various miscellaneous items (down $491 thousand), lease rental income (down $245 thousand) and income from municipal bond underwriting discounts/fees (down $237 thousand).

Other non-interest income for the first quarter of 2010 decreased $17.9 million, or 60.7%, compared to the fourth quarter of 2009. During the fourth quarter of 2009, the Corporation realized a $17.7 million gain related to the termination of interest rate swaps on certain Federal Home Loan Bank advances. See Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to the interest rate swaps. Excluding the impact of this gain, other non-interest income for the first quarter of 2010 decreased $149 thousand compared to the fourth quarter of 2009. Components of other non-interest income with significant decreases included sundry income from various miscellaneous items (down $703 thousand), income from municipal bond underwriting discounts/fees (down $236 thousand) and gains on the sale of assets (down $184 thousand). These decreases were partly offset by increases in income from securities trading and customer derivative activities (up $679 thousand), gains on the sale of student loans (up $161 thousand) and ATM interchange income (up $139 thousand).

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Salaries and wages	$60,275	$58,736	$56,776
Employee benefits	14,521	12,756	15,240
Net occupancy	11,135	11,523	10,690
Furniture and equipment	11,489	12,065	10,363
Deposit insurance	5,443	5,126	4,376
Intangible amortization	1,333	1,473	1,781
Other	30,398	32,537	30,273

Total	$134,594	$134,216	$129,499

Total non-interest expense for the three months ended March 31, 2010 increased $5.1 million, or 3.9%, and $378 thousand, or 0.3%, compared to the first and fourth quarters of 2009, respectively. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three months ended March 31, 2010 increased $3.5 million, or 6.2%, compared to the same period in 2009 and $1.5 million, or 2.6%, compared to the fourth quarter of 2009. The increase from the first quarter of 2009 was primarily related to an increase in incentive compensation, normal annual merit increases and an increase in stock-based compensation expense. The increase from the fourth quarter of 2009 was primarily related to an increases in incentive compensation and stock-based compensation expense.

Employee Benefits. Employee benefits for the three months ended March 31, 2010 decreased $719 thousand, or 4.7%, compared to the same period in 2009. The decrease was primarily related to decreases in expenses related to the Corporation’s defined benefit retirement plan (down $862 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $112 thousand). These decreases were partly offset by increases in medical insurance expense (up $192 thousand) and payroll taxes (up $174 thousand).

Employee benefits for the first quarter of 2010 increased $1.8 million, or 13.8%, compared to the fourth quarter of 2009 primarily due to increases in payroll taxes (up $1.9 million), expenses related to the Corporation’s 401(k) and profit sharing plans (up $410 thousand), workers compensation expense (up $226 thousand) and an increase in medical insurance expense (up $128 thousand). These increases were partly offset by a decrease in expenses related to the Corporation’s defined benefit retirement plan (down $862 thousand). The Corporation generally experiences a decline in payroll taxes during the fourth quarter of each year as certain employees reach maximum taxable salary levels and higher levels of payroll taxes and 401(k) plan matching contributions during the first quarter each year due to the annual incentive compensation payments.

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The decreases in expenses related to the Corporation’s defined benefit retirement plan during the first quarter of 2010 compared to the first and fourth quarters of 2009 was partly related to a higher than expected return on plan assets during 2009.

Net Occupancy. Net occupancy expense for the three months ended March 31, 2010 increased $445 thousand, or 4.2%, compared to the same period in 2009. The increase was primarily related to increases in building depreciation (up $435 thousand), property taxes (up $340 thousand) and repairs expense (up $181 thousand). The increases in building depreciation and property taxes were partly related to a new technology operations center placed into service during the first quarter of 2010. Offsetting the increases in the aforementioned items were decreases in depreciation on leasehold improvements (down $306 thousand) and lease expense (down $165 thousand). Net occupancy expense for the first quarter of 2010 decreased $388 thousand, or 3.4%, compared to the fourth quarter of 2009. The decrease was primarily related to an increase in rental income (up $233 thousand) as well as decreases in building depreciation (down $201 thousand) and building maintenance expense (down $113 thousand). These items were partly offset by an increase in depreciation on leasehold improvements (up $378 thousand) as well as increases in various other categories of net occupancy expense.

Furniture and Equipment. Furniture and equipment expense for the three months ended March 31, 2010 increased $1.1 million, or 10.9%, compared to the same period in 2009. The increase was primarily related to increases in software amortization (up $520 thousand), equipment rental (up $433 thousand) and software maintenance (up $154 thousand). The increase in software amortization and maintenance was primarily related to new applications placed into service in 2009 and 2010. The increase in equipment rental was related to new equipment leases associated with the aforementioned new technology operations center. Furniture and equipment expense for the first quarter of 2010 decreased $576 thousand, or 4.8%, compared to the fourth quarter of 2009. The decrease was primarily related to depreciation on furniture and fixtures (down $435 thousand) and software maintenance expense (down $180 thousand). The decrease in depreciation expense was partly due to the acceleration of depreciation on certain equipment during the fourth quarter of 2009.

Deposit Insurance. Deposit insurance expense totaled $5.4 million for the three months ended March 31, 2010, compared to $4.4 million for the three months ended March 31, 2009 and $5.1 million for the three months ended December 31, 2009. The increases in deposit insurance expense were primarily related to deposit growth. Average deposits for the first quarter of 2010 increased $2.0 billion and $272.1 million compared to the first and fourth quarters of 2009, respectively.

In November 2009, the Federal Deposit Insurance Corporation (FDIC) issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. As of March 31, 2010, $56.5 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

In April 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program. The TAG program provides full coverage for non-interest bearing transaction deposit accounts, certain Negotiable Order of Withdrawal (NOW) accounts and Interest on Lawyers Trust accounts. Under the interim rule, the TAG program will be extended from June 30, 2010 to December 31, 2010. The TAG program may be extended an additional year beyond December 31, 2010 without additional rulemaking, provided the FDIC announces the extension before October 29, 2010. Beginning July 1, 2010, the maximum interest rate for qualifying as a NOW account under the TAG program will be 0.25%, down from 0.50%. The existing fee structure under the TAG program will not change, however, participants in the extended TAG program will be required to report deposit accounts subject to the TAG on an average daily balance basis, rather than the end of quarter basis as is currently the case . Current participants in the TAG program have a one-time, irrevocable opportunity to opt out of the TAG extension by notifying the FDIC by April 30, 2010. The Corporation opted out of the TAG extension on April 26, 2010.

In April 2010, the FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposes to create a two scorecard system, one for most institutions, including Frost Bank, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard would have a performance score and a loss-severity score that would be combined to produce a total score, which would be translated into an initial assessment rate. In calculating these scores, the FDIC would continue to utilize CAMELS ratings, would introduce certain new financial measures, and would eliminate the use of risk categories and long-term debt issuer ratings. In determining the initial base assessment rate, the FDIC would have the ability to adjust each component of the scorecard where necessary, based upon quantitative or qualitative measures not adequately captured in the scorecard, to produce accurate relative risk rankings. For large institutions, including the Corporation, the initial base assessment rate would range from 10 to 50 basis points on an annualized basis (basis points representing cents per $100 of assessable deposits). The proposed rule would allow for adjustments to an institution’s initial base assessment rate as a result of certain long-term unsecured debt (-5 to zero basis points), certain secured liabilities (zero to 25 basis points) and brokered deposits (zero to 10 basis points). After the effect of potential base-rate adjustments, the total base assessment rate could range from 5 to 85 basis points on an annualized basis. The final rule related to this proposal is expected to be effective January 1, 2011. The Corporation cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Corporation’s control.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three months ended March 31, 2010 decreased $448 thousand, or 25.2%, compared to the same period in 2009 and $140 thousand, or 9.5%, compared to the fourth quarter of 2009. The decreases in amortization expense are primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets.

Other Non-Interest Expense. Other non-interest expense for the three months ended March 31, 2010 did not significantly fluctuate compared to the same period in 2009. Components of other non-interest expense with significant increases included losses on the sale/write-down of foreclosed assets (up $1.8 million), sub-advisor investment management fees related to Frost Investment Advisors, LLC, (up $313 thousand) and messenger services expense (up $295 thousand). These increases were, for the most part, offset by decreases in armored motor services expense (down $604 thousand), outside computer services expense (down $550 thousand), amortization of net deferred costs related to loan commitments (down $367 thousand), travel expense (down $218 thousand), stationery and printing expense (down $192 thousand), meals and entertainment expense (down $171 thousand) and depreciation expense on leased property (down $144 thousand). The implementation of remote check image capture at the Corporation’s branches has reduced the need for armored motor services. The Corporation now utilizes more cost effective messenger services.

Other non-interest expense for the first quarter of 2010 decreased $2.1 million, or 6.6%, compared to the fourth quarter of 2009. During the fourth quarter of 2009, the Corporation paid a $1.4 million prepayment penalty related to the early repayment of certain Federal Home Loan Bank advances. Excluding the impact of this penalty, other non-interest expense for the first quarter of 2010 decreased $764 thousand compared to the fourth quarter of 2010. Components of other non-interest expense with significant decreases included armored motor services expense (down $553 thousand), sundry expense from miscellaneous items (down $522 thousand), travel expense (down $383 thousand), advertising/promotions expense (down $327 thousand). These decreases were partly offset by an increase in losses on the sale/write-down of foreclosed assets (up $953 thousand).

Results of Segment Operations

The Corporation’s operations are managed along two operating segments: Banking and the Financial Management Group (FMG). A description of each business and the methodologies used to measure financial performance is described in Note 14—Operating Segments in the accompanying notes to consolidated financial statements included elsewhere in this report. Net income (loss) by operating segment is presented below:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Banking	$48,763	$51,492	$44,955
Financial Management Group	1,303	2,238	2,225
Non-Banks	(2,248)	(2,236)	(2,198)

Consolidated net income	$47,818	$51,492	$44,982

Banking

Net income for the three months ended March 31, 2010 increased $3.8 million, or 8.5%, compared to the same period in 2009. The increase was primarily the result of a $10.0 million increase in net interest income, a $1.9 million decrease in income tax expense and a $790 thousand increase in non-interest income partly offset by a $4.0 million increase in the provision for possible loan losses and a $4.9 million increase in non-interest expense.

Net interest income for the three months ended March 31, 2010 increased $10.0 million, or 7.7%, compared to the same period in 2009. The increase primarily resulted from an increase in the average volume of interest-earning assets partly offset by a decrease in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for the three months ended March 31, 2010 totaled $13.6 million compared to $9.6 million for the same period in 2009. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for the three months ended March 31, 2010 increased $790 thousand, or 1.6%, compared to the same period in 2009. The increase was primarily due to increases in insurance commissions and fees, other charges, commissions and fees and other non-interest income. See the analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months ended March 31, 2010 increased $4.9 million, or 4.5%, compared to the same period in 2009. The increase was primarily related to increases in salaries and wages, furniture and equipment expense and deposit insurance. The increase in salaries and wages was primarily related to an increase in incentive compensation, normal annual merit increases and an increase in stock-based compensation expense. The increase in furniture and equipment expense was due to increases in software amortization, equipment rental and software maintenance. The increase in deposit insurance was primarily related to deposit growth. See the analysis of these items included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $11.3 million during the three months ended March 31, 2010 and $10.9 million during the three months ended March 31, 2009. The increase during the three months ended March 31, 2010 is primarily related to an increase in commission income (up $1.1 million) partly offset by a decrease in contingent commissions (down $744 thousand). See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three months ended March 31, 2010 decreased $922 thousand, or 41.4%, compared to the same period in 2009. The decrease was primarily due to a $2.0 million decrease in net interest income and a $139 thousand increase in non-interest expense partly offset by a $760 thousand increase in non-interest income and a $500 thousand decrease in income tax expense.

Net interest income for the three months ended March 31, 2010 decreased $2.0 million, or 59.8%, compared to the same period in 2009. The decrease in net interest income was due to a decrease in the average volume of funds provided due to a decrease in the average volume of FMGs repurchase agreements combined with a decrease in the funds transfer price received for providing those funds.

Non-interest income for the three months ended March 31, 2010 increased $760 thousand, or 3.7%, compared to the same period in 2009. The increase was primarily due to an increase in trust fees (up $1.0 million) partly offset by decreases in other charges, commissions and fees (down $142 thousand) and other non-interest income (down $116 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 77 % of total trust fees for the first three months of 2010. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during the three months ended March 31, 2010 compared to the same period in 2009 was primarily the result of an increase in investment fees partly offset by decreases in securities lending income, oil and gas trust management fees and financial consulting fees. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The decrease in other charges, commissions and fees during the first quarter of 2010 compared to 2009 was primarily due to decreases in commission income related to the sale of money market accounts and annuities and account management fees partly offset by increases in commission income from the sale of mutual funds and mutual fund management fees.

Non-interest expense for the three months ended March 31, 2010 increased $139 thousand, or 0.7%, compared to the same period in 2009 primarily due to increases in salaries and wages and employee benefits (up $515 thousand on a combined basis) partly offset by a decrease in other non-interest expense (down $369 thousand). The increase in salaries and wages and employee benefits was primarily related to normal annual merit increases and expenses related to the Corporations 401(k) and profit sharing plans. The decrease in other non-interest expense was partly due to a decrease in outside computer services expense, among other things, partly offset by an increase in sub-advisor costs for Frost Investment Advisors, LLC, among other things.

Non-Banks

The net loss for the Non-Banks operating segment for the three months ended March 31, 2010 did not significantly fluctuate compared to the same period in 2009.

Income Taxes

The Corporation recognized income tax expense of $13.0 million, for an effective rate of 21.4%, for the three months ended March 31, 2010 compared to $15.4 million, for an effective rate of 25.5%, for the three months ended March 31, 2009. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2010 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

Average assets totaled $16.5 billion for the three months ended March 31, 2010 representing an increase of $1.6 billion, or 11.1%, compared to average assets for the same period in 2009. The increase was primarily reflected in earning assets, which increased $1.7 billion, or 13.3%, during the first quarter of 2010 compared to the first quarter of 2009. The increase in earning assets was primarily due to a $1.2 billion increase in average securities and a $1.1 billion increase in average interest-bearing deposits and federal funds sold and resale agreements partly offset by a $538.0 million decrease in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $13.5 billion for the first three months of 2010, increasing $2.0 billion, or 17.7%, compared to the same period in 2009. Average interest-bearing accounts totaled 65.3% of average total deposits during the first three months of both 2010 and 2009.

Loans

Loans were as follows as of the dates indicated:

	March 31, 2010	Percent of Total	December 31, 2009	March 31, 2009
Commercial and industrial:
Commercial	$3,466,706	42.3%	$3,577,758	$3,878,789
Leases	185,540	2.3	197,605	202,239
Asset-based	118,342	1.5	117,213	90,314

Total commercial and industrial	3,770,588	46.1	3,892,576	4,171,342

Real estate:
Construction:
Commercial	635,146	7.8	659,459	716,117
Consumer	26,876	0.3	30,325	53,472
Land:
Commercial	235,536	2.9	259,200	334,212
Consumer	2,008	—	1,677	1,664
Commercial real estate mortgages	2,333,703	28.5	2,327,471	2,293,317
1-4 family residential mortgages	66,368	0.8	66,351	80,374
Home equity and other consumer real estate	720,561	8.8	730,079	720,579

Total real estate	4,020,198	49.1	4,074,562	4,199,735

Consumer:
Student loans held for sale	18,771	0.2	24,201	30,044
Other	336,604	4.1	346,255	343,164
Other	64,732	0.8	52,406	60,607
Unearned discount	(21,302)	(0.3)	(22,220)	(26,230)

Total	$8,189,591	100.0%	$8,367,780	$8,778,662

Loans decreased $178.2 million, or 2.1%, compared to December 31, 2009. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.1% and 46.5% of total loans at March 31, 2010 and December 31, 2009, respectively while real estate loans made up 49.1% and 48.7% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $122.0 million, or 3.1%, during the first quarter of 2010. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (“SNC”s) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $439.4 million at March 31, 2010, decreasing $24.0 million, or 5.2%, from $463.4 million at December 31, 2009. At March 31, 2010, 61.9% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans decreased $54.4 million, or 1.3%, during the first quarter of 2010. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.2 billion at March 31, 2010 and represented 79.7% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At March 31, 2010, approximately 60.1% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

The consumer loan portfolio, including all consumer real estate, decreased $27.7 million, or 2.3%, from December 31, 2009. As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale and 1-4 family residential mortgages.

	March 31, 2010	December 31, 2009	March 31, 2009
Consumer real estate:
Construction	$26,876	$30,325	$53,472
Land	2,008	1,677	1,664
Home equity loans	279,012	289,535	312,959
Home equity lines of credit	169,393	166,441	141,151
Other consumer real estate	272,156	274,103	266,469

Total consumer real estate	749,445	762,081	775,715
Consumer non-real estate	336,604	346,255	344,229
Student loans held for sale	18,771	24,201	28,979
1-4 family residential mortgages	66,368	66,351	80,374

Total consumer loans	$1,171,188	$1,198,888	$1,229,297

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may originate such loans to meet the needs of its customers. Additionally, during the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Student loans were primarily originated for resale on the secondary market and classified as held for sale.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	March 31, 2010	December 31, 2009	March 31, 2009
Non-accrual loans:
Commercial and industrial	$70,024	$78,638	$53,815
Real estate	57,469	54,592	53,372
Consumer and other	17,124	13,637	7,046

Total non-accrual loans	144,617	146,867	114,233

Foreclosed assets:
Real estate	26,456	33,305	13,021
Other	480	7	512

Total foreclosed assets	26,936	33,312	13,533

Total non-performing assets	$171,553	$180,179	$127,766

Non-performing assets as a percentage of:
Total loans and foreclosed assets	2.09%	2.14%	1.45%
Total assets	1.02	1.11	0.83

Accruing past due loans:
30 to 89 days past due	$87,687	$90,173	$82,099
90 or more days past due	34,413	23,911	25,016

Total accruing loans past due	$122,100	$114,084	$107,115

Ratio of accruing past due loans to total loans:
30 to 89 days past due	1.07%	1.08%	0.94%
90 or more days past due	0.42	0.28	0.28

Total accruing loans past due	1.49%	1.36%	1.22%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at March 31, 2010 decreased $8.6 million from December 31, 2009. In general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions. Non-accrual commercial loans included three credit relationships in excess of $5 million totaling $24.9 million at March 31, 2010 and $31.4 million at December 31, 2009. Non-accrual commercial loans also included $14.2 million and $16.3 million in loans to certain Mexican borrowers at March 31, 2010 and December 31, 2009, respectively, primarily related to deterioration in the U.S. dollar exchange rate of the Mexican peso. These loans have third party insurance covering between 80% to 90% of the outstanding balance. Non-accrual real estate loans primarily consist of land development and 1-4 family residential construction credit relationships and loans secured by office buildings. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At March 31, 2010 and December 31, 2009, the Corporation had $20.4 million and $17.4 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At March 31, 2010, potential problem loans consisted of six credit relationships. Of the total outstanding balance at March 31, 2010, 46.7% related to a customer in the credit collections industry and 45.4% related to four customers in the real estate lot development/single-family residential construction industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $1.0 million for the three months ended March 31, 2010, compared to $613 thousand for the same period in 2009.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Balance at beginning of period	$125,309	$123,122	$110,244

Provision for possible loan losses	13,571	22,250	9,601

Charge-offs:
Commercial and industrial	(9,180)	(14,750)	(2,894)
Real estate	(3,789)	(4,161)	(2,032)
Consumer and other	(2,837)	(3,623)	(2,634)

Total charge-offs	(15,806)	(22,534)	(7,560)

Recoveries:
Commercial and industrial	540	501	489
Real estate	60	49	21
Consumer and other	1,695	1,921	1,373

Total recoveries	2,295	2,471	1,883

Net charge-offs	(13,511)	(20,063)	(5,677)

Balance at end of period	$125,369	$125,309	$114,168

Ratio of allowance for possible loan losses to:
Total loans	1.53%	1.50%	1.30%
Non-accrual loans	86.69	85.32	99.94

Ratio of annualized net charge-offs to average total loans	0.66	0.94	0.26

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

The provision for possible loan losses increased by $4.0 million, or 41.3%, during the first quarter of 2010 compared to the first quarter of 2009 and decreased $8.7 million, or 39.0%, compared to the fourth quarter of 2009. The variation in the level of the provision for possible loan losses during the comparable periods is reflective of the level of net charge-offs during those periods. Net charge-offs during the first quarter of 2010 increased $7.8 million compared to the first quarter of 2009 and decreased $6.6 million compared to the fourth quarter of 2009. Net charge-offs as a percentage of average loans increased 40 basis points during the first quarter of 2010 compared to the first quarter of 2009 and decreased 28 basis points compared to the fourth quarter of 2009. The increase in net charge-offs from the first quarter of 2009 is reflective of the increase in classified assets related to weaker economic conditions, while the decrease in net charge-offs from the fourth quarter of 2009 is reflective of a stabilization of the trend of increasing classified assets experienced through-out 2009 as well as the Corporation’s ability to manage the overall credit quality of the loan portfolio. The ratio of the allowance for possible loan losses to total loans increased 3 basis points from 1.50% at December 31, 2009 to 1.53% at March 31, 2010, primarily due to a $178.2 million decrease in loans. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $1.9 billion at both March 31, 2010 and December 31, 2009 and $1.8 billion at March 31, 2009. In addition to net income of $47.8 million, other changes in shareholders’ equity during the first three months of 2010 included $25.9 million of dividends paid, $15.9 million in proceeds from stock option exercises and the related tax benefits of $44 thousand, other comprehensive income, net of tax, of $9.8 million and $3.6 million related to stock-based compensation. Additionally, the Corporation issued/sold $3.8 million in newly issued common stock as well as common stock held in treasury to the Corporation’s 401(k) plan. During the second quarter of 2009, the Corporation began to issue shares of the Corporation’s common stock directly to the Corporation’s 401(k) plan in connection with matching contributions. Additionally, the 401(k) plan began to purchase shares of the Corporation’s common stock directly from the Corporation utilizing proceeds from dividends that plan participants elected to reinvest in the Corporation’s common stock. Previously, the Corporation contributed the matching contributions in cash, which, along with the proceeds from dividends on the Corporation’s common stock, were then utilized to purchase shares of the Corporation’s common stock on the open market.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $164.0 million at March 31, 2010 compared to a net, after-tax, unrealized gain of $154.2 million at December 31, 2009. This fluctuation was primarily related to the after-tax effect of changes in the net unrealized gain/loss on securities available for sale and the accumulated net gain/loss on effective cash flow hedges. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.43 per common share during the first quarter of 2010 and the fourth quarter of 2009 and a quarterly dividend of $0.42 per common share in the first quarter of 2009. This equates to a dividend payout ratio of 54.2%, 50.1% and 55.5% for each of these periods, respectively.

From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards. No shares were repurchased under stock repurchase plans during any of the reported periods. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report, for details of stock repurchases during the quarter.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Corporation’s bank subsidiary. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At March 31, 2010, Cullen/Frost had liquid assets, including unrestricted cash and securities purchased under resell agreements, totaling $127.6 million, which included $7.6 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Recently Issued Accounting Pronouncements

See Note 15 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	March 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,506,029	$855	0.23%	$1,411,916	$946	0.27%
Federal funds sold and resell agreements	10,232	10	0.40	9,629	9	0.37
Securities:
Taxable	3,021,446	29,075	3.98	2,854,094	29,664	4.33
Tax-exempt	1,856,494	31,234	7.04	1,784,485	29,769	7.02

Total securities	4,877,940	60,309	5.13	4,638,579	59,433	5.36
Loans, net of unearned discounts	8,270,653	103,746	5.09	8,440,439	108,026	5.08

Total Earning Assets and Average Rate Earned	14,664,854	164,920	4.59	14,500,563	168,414	4.69
Cash and due from banks	552,779			544,105
Allowance for possible loan losses	(126,844)			(126,773)
Premises and equipment	323,965			320,388
Accrued interest and other assets	1,115,007			1,096,602

Total Assets	$16,529,761			$16,334,885

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,221,470			$4,111,853
Correspondent banks	313,198			331,128
Public funds	149,424			131,120

Total non-interest-bearing demand deposits	4,684,092			4,574,101
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,199,302	810	0.15	2,172,474	869	0.16
Money market deposit accounts	4,820,741	4,905	0.41	4,596,092	6,060	0.52
Time accounts	1,308,488	2,583	0.80	1,445,625	3,803	1.04
Public funds	477,192	263	0.22	429,399	300	0.28

Total interest-bearing deposits	8,805,723	8,561	0.39	8,643,590	11,032	0.51

Total deposits	13,489,815			13,217,691
Federal funds purchased and repurchase agreements	495,031	58	0.05	473,103	124	0.10
Junior subordinated deferrable interest debentures	136,084	1,773	5.21	136,084	1,792	5.27
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	6,560	105	6.49	79,064	644	3.23

Total Interest-Bearing Funds and Average Rate Paid	9,693,398	14,577	0.61	9,581,841	17,671	0.73

Accrued interest and other liabilities	226,206			269,845

Total Liabilities	14,603,696			14,425,787
Shareholders’ Equity	1,926,065			1,909,098

Total Liabilities and Shareholders’ Equity	$16,529,761			$16,334,585

Net interest income		$150,343			$150,743

Net interest spread			3.98%			3.96%

Net interest income to total average earning assets			4.19%			4.20%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	September 30, 2009			June 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,107,804	$692	0.25%	$500,466	$261	0.21%
Federal funds sold and resell agreements	19,213	17	0.35	84,193	62	0.30
Securities:
Taxable	2,854,826	30,214	4.35	2,885,548	32,105	4.57
Tax-exempt	1,556,791	26,758	7.12	1,377,897	23,947	7.23

Total securities	4,411,617	56,972	5.33	4,263,445	56,052	5.43
Loans, net of unearned discounts	8,581,985	108,735	5.03	8,783,964	110,711	5.06

Total Earning Assets and Average Rate Earned	14,120,619	166,416	4.73	13,632,068	167,086	4.96
Cash and due from banks	636,244			562,278
Allowance for possible loan losses	(124,085)			(116,881)
Premises and equipment, net	305,855			291,346
Accrued interest and other assets	1,107,962			1,150,239

Total Assets	$16,046,595			$15,519,050

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,886,259			$3,693,553
Correspondent banks	356,694			348,772
Public funds	100,078			95,569

Total non-interest-bearing demand deposits	4,343,031			4,137,894
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,067,271	834	0.16	1,993,706	739	0.15
Money market deposit accounts	4,379,798	6,147	0.56	3,940,620	5,735	0.58
Time accounts	1,652,043	6,292	1.51	1,779,054	7,946	1.79
Public funds	353,936	320	0.36	332,024	384	0.46

Total interest-bearing deposits	8,453,048	13,593	0.64	8,045,404	14,804	0.74

Total deposits	12,796,079			12,183,298
Federal funds purchased and repurchase agreements	561,344	243	0.17	632,671	298	0.19
Junior subordinated deferrable interest debentures	136,084	1,814	5.33	136,084	1,818	5.34
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	236,568	1,771	2.97	236,572	1,762	2.99

Total Interest-Bearing Funds and Average Rate Paid	9,637,044	21,501	0.89	9,300,731	22,761	0.98

Accrued interest and other liabilities	237,578			261,931

Total Liabilities	14,217,653			13,700,556
Shareholders’ Equity	1,828,942			1,818,494

Total Liabilities and Shareholders’ Equity	$16,046,595			$15,519,050

Net interest income		$144,915			$144,325

Net interest spread			3.84%			3.98%

Net interest income to total average earning assets			4.12%			4.28%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	March 31, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$281,036	$262	0.38%
Federal funds sold and resell agreements	125,623	119	0.38
Securities:
Taxable	2,658,131	33,101	5.10
Tax-exempt	1,068,341	19,071	7.35

Total securities	3,726,472	52,172	5.74
Loans, net of unearned discounts	8,808,689	109,604	5.05

Total Earning Assets and Average Rate Earned	12,941,820	162,157	5.10
Cash and due from banks	600,741
Allowance for possible loan losses	(112,705)
Premises and equipment, net	273,641
Accrued interest and other assets	1,177,005

Total Assets	$14,880,502

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,473,074
Correspondent banks	405,211
Public funds	93,075

Total non-interest-bearing demand deposits	3,971,360
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,862,141	573	0.12
Money market deposit accounts	3,679,819	6,767	0.75
Time accounts	1,562,814	8,718	2.26
Public funds	381,833	528.56

Total interest-bearing deposits	7,486,607	16,586	0.90

Total deposits	11,457,967
Federal funds purchased and repurchase agreements	780,587	387	0.20
Junior subordinated deferrable interest debentures	136,084	1,807	5.31
Subordinated notes payable and other notes	250,000	4,080	6.53
Federal Home Loan Bank advances	209,020	1,564	3.03

Total Interest-Bearing Funds and Average Rate Paid	8,862,298	24,424	1.11

Accrued interest and other liabilities	280,393

Total Liabilities	13,114,051
Shareholders’ Equity	1,766,451

Total Liabilities and Shareholders’ Equity	$14,880,502

Net interest income		$137,733

Net interest spread			3.99%

Net interest income to total average earning assets			4.33%

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

Refer to the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2009 Form 10-K. There has been no significant change in the types of market risks faced by the Corporation since December 31, 2009.

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

As of March 31, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.4% and 3.1%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would not have a meaningful impact on net interest income relative to the base case over the next 12 months. As of March 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.7% and 3.8%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.2% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2010 and 2009 was considered remote given prevailing interest rate levels.

The Corporation experienced significant growth in deposits in 2010 compared to 2009. The deposit growth funded a significant increase in fixed-rate securities and short-term interest-bearing deposits, which are generally immediately impacted by changes in interest rates. During the fourth quarter of 2009, the Corporation also terminated portions of certain interest rate swap contracts that were designated as hedging instruments in cash flow hedges that effectively fixed the interest rates on $400 million of variable-rate loans. See Note 8 -Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information. The Corporation’s sensitivity to increases in interest rates as of March 31, 2010 did not significantly change from March 31, 2009 as the increased sensitivity resulting from the increase in short-term interest-bearing deposits and the termination of portions of certain interest rate swap contracts on $400 million of variable-rate loans was for the most part offset by the decreased interest rate sensitivity resulting from the increase in fixed-rate securities.

As of March 31, 2010, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 1.5% negative variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.3% positive variance in net interest income.

The effects of hypothetical fluctuations in interest rates on the Corporation’s securities classified as “trading” under ASC Topic 320, “Investments - Debt and Equity Securities,” are not significant, and, as such, separate quantitative disclosure is not presented.

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

The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Corporation’s 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2010 to January 31, 2010	—		$—	—	—
February 1, 2010 to February 29, 2010	—		—	—	—
March 1, 2010 to March 31, 2010	3,406	(1)	56.70	—	—

Total	3,406		$56.70	—

(1)	Represents repurchases made in connection with the vesting of certain share awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: April 28, 2010	By:	/S/ PHILLIP D. GREEN
Phillip D. Green
Group Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)