Form 10-Q
period 2010-06-30
CULLEN FROST BANKERS INC
filed 2010-07-28
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2010

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

As of July 21, 2010, there were 60,677,936 shares of the registrant’s Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

June 30, 2010

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$102,512	$109,512	$205,024	$217,804
Securities:
Taxable	31,482	32,105	60,557	65,206
Tax-exempt	20,310	15,285	40,019	27,567
Interest-bearing deposits	989	261	1,844	523
Federal funds sold and resell agreements	21	62	31	181

Total interest income	155,314	157,225	307,475	311,281

Interest expense:
Deposits	7,377	14,804	15,938	31,390
Federal funds purchased and repurchase agreements	116	298	174	685
Junior subordinated deferrable interest debentures	1,783	1,818	3,556	3,625
Other long-term borrowings	4,142	5,841	8,327	11,485

Total interest expense	13,418	22,761	27,995	47,185

Net interest income	141,896	134,464	279,480	264,096
Provision for possible loan losses	8,650	16,601	22,221	26,202

Net interest income after provision for possible loan losses	133,246	117,863	257,259	237,894

Non-interest income:
Trust fees	17,037	16,875	34,000	32,844
Service charges on deposit accounts	24,925	25,152	49,734	50,062
Insurance commissions and fees	7,512	7,106	18,650	17,857
Other charges, commissions and fees	8,029	6,288	14,948	13,050
Net gain (loss) on securities transactions	1	49	6	49
Other	12,428	12,536	23,987	24,008

Total non-interest income	69,932	68,006	141,325	137,870

Non-interest expense:
Salaries and wages	58,827	56,540	119,102	113,316
Employee benefits	12,675	13,783	27,196	29,023
Net occupancy	11,637	10,864	22,772	21,554
Furniture and equipment	11,662	10,662	23,151	21,025
Deposit insurance	5,429	11,667	10,872	16,043
Intangible amortization	1,299	1,719	2,632	3,500
Other	33,125	31,054	63,523	61,327

Total non-interest expense	134,654	136,289	269,248	265,788

Income before income taxes	68,524	49,580	129,336	109,976
Income taxes	15,624	11,721	28,618	27,135

Net income	$52,900	$37,859	$100,718	$82,841

Earnings per common share:
Basic	$0.87	$0.64	$1.67	$1.39
Diluted	0.87	0.63	1.66	1.39

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,	June 30,
	2010	2009	2009
Assets:
Cash and due from banks	$491,747	$558,490	$653,497
Interest-bearing deposits	2,145,003	1,157,699	57,426
Federal funds sold and resell agreements	12,063	5,290	803,950

Total cash and cash equivalents	2,648,813	1,721,479	1,514,873

Securities held to maturity, at amortized cost	252,995	6,115	6,583
Securities available for sale, at estimated fair value	4,753,608	4,884,257	4,327,628
Trading account securities	15,833	16,126	15,514
Loans, net of unearned discounts	8,065,679	8,367,780	8,643,693
Less: Allowance for possible loan losses	(125,442)	(125,309)	(122,501)

Net loans	7,940,237	8,242,471	8,521,192
Premises and equipment, net	318,921	324,098	295,767
Goodwill	527,684	527,684	527,197
Other intangible assets, net	16,828	19,460	21,839
Cash surrender value of life insurance policies	127,579	125,405	123,579
Accrued interest receivable and other assets	457,381	420,943	430,640

Total assets	$17,059,879	$16,288,038	$15,784,812

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$5,062,023	$4,645,802	$4,359,904
Interest-bearing deposits	8,890,137	8,667,508	8,136,833

Total deposits	13,952,160	13,313,310	12,496,737

Federal funds purchased and repurchase agreements	438,496	482,048	656,363
Junior subordinated deferrable interest debentures	136,084	136,084	136,084
Other long-term borrowings	250,054	256,562	486,571
Accrued interest payable and other liabilities	242,234	205,610	212,060

Total liabilities	15,019,028	14,393,614	13,987,815

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,656,360 shares issued at June 30,2010 and 60,236,862 shares issued at December 31, 2009 and June 30, 2009	606	602	602
Additional paid-in capital	628,227	600,355	596,076
Retained earnings	1,196,254	1,150,103	1,109,504
Accumulated other comprehensive income (loss), net of tax	215,764	154,205	122,017
Treasury stock, 198,586 shares at December 31,2009 and 584,304 shares, at June 30, 2009, at cost	—	(10,841)	(31,202)

Total shareholders’ equity	2,040,851	1,894,424	1,796,997

Total liabilities and shareholders’ equity	$17,059,879	$16,288,038	$15,784,812

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2010	2009
Total shareholders’ equity at beginning of period	$1,894,424	$1,763,527

Comprehensive income:
Net income	100,718	82,841
Other comprehensive income (loss):
Change in accumulated gain/loss on effective cash flow hedging derivatives of $25,390 in 2010 and $(49,854) in 2009, net of tax effect of $8,886 in 2010 and $(17,449) in 2009	16,504	(32,405)
Change in unrealized gain/loss on securities available for sale of $67,865 in 2010 and $24,284 in 2009, net of reclassification adjustment of $(6) in 2010 and $(49) in 2009 and tax effect of $23,751 in 2010 and $8,482 in 2009	44,108	15,753
Change in the net actuarial gain/loss on defined benefit post-retirement benefit plans of $1,457 in 2010 and $2,115 in 2009, net of tax effect of $510 in 2010 and $740 in 2009	947	1,375

Total other comprehensive income	61,559	(15,277)

Total comprehensive income	162,277	67,564

Stock option exercises/deferred stock unit conversions (491,728 shares in 2010 and 203,800 shares in 2009)	23,172	7,935
Stock compensation expense recognized in earnings	7,058	6,405
Tax benefits related to stock compensation	277	606
Purchase of treasury stock (3,406 shares in 2010)	(193)	—
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares in 2010 and 32,325 shares in 2009)	2,069	1,560
Common stock issued/sold to the 401(k) stock purchase plan (89,743 shares in 2010)	4,977	—
Cash dividends ($0.88 per share in 2010 and $0.85 per share in 2009)	(53,210)	(50,600)

Total shareholders’ equity at end of period	$2,040,851	$1,796,997

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$100,718	$82,841
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	22,221	26,202
Deferred tax expense (benefit)	(1,406)	(5,202)
Accretion of loan discounts	(5,282)	(8,475)
Securities premium amortization (discount accretion), net	4,174	1,008
Net (gain) loss on securities transactions	(6)	(49)
Depreciation and amortization	18,255	17,864
Net (gain) loss on sale of loans held for sale and other assets	3,221	34
Stock-based compensation expense	7,058	6,405
Net tax benefit (deficiency) from stock-based compensation	(142)	389
Excess tax benefits from stock-based compensation	(419)	(217)
Earnings on life insurance policies	(2,174)	(2,605)
Net change in:
Trading account securities	293	(962)
Loans held for sale	24,029	1,879
Accrued interest receivable and other assets	(21,459)	67,724
Accrued interest payable and other liabilities	8,706	(63,613)

Net cash from operating activities	157,787	123,223

Investing Activities:
Securities held to maturity:
Purchases	(247,148)	—
Maturities, calls and principal repayments	353	365
Securities available for sale:
Purchases	(10,397,173)	(11,349,947)
Sales	9,997,994	9,947
Maturities, calls and principal repayments	593,434	10,590,177
Net change in loans	263,653	180,741
Net cash paid in acquisitions	—	(750)
Proceeds from sales of premises and equipment	727	6
Purchases of premises and equipment	(6,347)	(39,326)
Benefits received on life insurance policies	—	223
Proceeds from sales of repossessed properties	3,348	3,632

Net cash from investing activities	208,841	(604,932)

Financing Activities:
Net change in deposits	638,850	987,800
Net change in short-term borrowings	(43,552)	(416,916)
Proceeds from long-term borrowings	—	230,000
Principal payments on long-term borrowings	(6,508)	(6)
Proceeds from stock option exercises	23,172	7,935
Excess tax benefits from stock-based compensation	419	217
Purchase of treasury stock	(193)	—
Common stock/treasury stock sold to the 401(k) stock purchase plan	1,728	821
Cash dividends paid	(53,210)	(50,600)

Net cash from financing activities	560,706	759,251

Net change in cash and cash equivalents	927,334	277,542
Cash and equivalents at beginning of period	1,721,479	1,237,331

Cash and equivalents at end of period	$2,648,813	$1,514,873

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

Cash Flow Reporting. Cash paid for interest totaled $30.0 million and $48.7 million during the six months ended June 30, 2010 and 2009. Cash paid for income taxes totaled $28.0 million and $52.1 million during the six months ended June 30, 2010 and 2009. Significant non-cash transactions during the six months ended June 30, 2010 and 2009 included transfers of loans to other real estate owned and foreclosed assets in connection with loan foreclosures totaling $10.8 million during 2010 and $12.4 million during 2009, loans to facilitate the sale of other real estate owned totaling $13.0 million in 2010 and common stock/treasury stock issued to the Corporation’s 401(k) plan in connection with matching contributions totaling $5.3 million during 2010 and $739 thousand during 2009.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale, changes in the net actuarial gain/loss on defined benefit post-retirement benefit plans and changes in the accumulated gain/loss on effective cash flow hedging instruments. Comprehensive income for the six months ended June 30, 2010 and 2009 is reported in the accompanying consolidated statements of changes in shareholders’ equity. The Corporation had comprehensive income of $104.7 million and $6.3 million for the three months ended June 30, 2010 and 2009. Comprehensive income during the three months ended June 30, 2010 included net after-tax gains of $37.0 million due to an increase in the net unrealized gain on securities available for sale and $14.2 million due to a change in the accumulated gain/loss on cash flow hedging derivatives. Comprehensive income during the three months ended June 30, 2009 included net after-tax losses of $27.0 million due to a change in the accumulated gain/loss on cash flow hedging derivatives and $5.4 million due to a decrease in the net unrealized gain on securities available for sale.

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
U.S. Treasury	$247,235	$15,265	$—	$262,500	$—	$—	$—	$—
Residential mortgage-backed securities	4,760	171	—	4,931	5,115	141	—	5,256
Other	1,000	—	24	976	1,000	—	—	1,000

Total	$252,995	$15,436	$24	$268,407	$6,115	$141	$—	$6,256

Securities Available for Sale:
U. S. Treasury	$472,197	$13,426	$—	$485,623	$399,444	$811	$—	$400,255
Residential mortgage-backed securities	2,170,243	135,840	—	2,306,083	2,491,579	89,740	4,010	2,577,309
States and political subdivisions	1,835,236	89,155	1,277	1,923,114	1,785,914	83,894	1,150	1,868,658
Other	38,788	—	—	38,788	38,035	—	—	38,035

Total	$4,516,464	$238,421	$1,277	$4,753,608	$4,714,972	$174,445	$5,160	$4,884,257

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. Securities with a carrying value totaling $1.8 billion and $1.9 billion at June 30, 2010 and December 31, 2009 were pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$2,999,251	$9,947	$9,997,994	$9,947
Gross realized gains	1	49	8	49
Gross realized losses	—	—	2	—

As of June 30, 2010, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held To Maturity
Other	$976	$24	$—	$—	$976	$24

Available for Sale
States and political subdivisions	$154,559	$1,277	$—	$—	$154,559	$1,277

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of June 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$217,539	$218,874
Due after one year through five years	1,000	976	328,065	342,952
Due after five years through ten years	247,235	262,500	144,363	151,287
Due after ten years	—	—	1,617,466	1,695,624
Mortgage-backed securities	4,760	4,931	2,170,243	2,306,083
Equity securities	—	—	38,788	38,788

Total	$252,995	$268,407	$4,516,464	$4,753,608

Trading account securities, at estimated fair value, were as follows:

	June 30,	December 31,
	2010	2009
U.S. Treasury	$14,827	$16,126
States and political subdivisions	1,006	—

	$15,833	$16,126

The net gain on trading account securities, which includes amounts realized from sale transactions and mark-to-market adjustments, totaled $469 thousand and $1.0 million during the three and six months ended June 30, 2010 and $600 thousand and $998 thousand during the three and six months ended June 30, 2009.

Note 3 - Loans

Loans were as follows:

	June 30, 2010	Percentage of Total	December 31, 2009	Percentage of Total	June 30, 2009	Percentage of Total
Commercial and industrial:
Commercial	$3,368,349	41.8%	$3,577,758	42.7%	$3,803,826	44.0%
Leases	193,107	2.4	197,605	2.4	202,239	2.3
Asset-based	128,616	1.6	117,213	1.4	99,620	1.2

Total commercial and industrial	3,690,072	45.8	3,892,576	46.5	4,105,685	47.5

Real estate:
Construction:
Commercial	585,668	7.3	659,459	7.9	670,303	7.8
Consumer	28,175	0.3	30,325	0.4	47,523	0.5
Land:
Commercial	231,768	2.9	259,200	3.1	320,780	3.7
Consumer	1,991	—	1,677	—	1,605	—
Commercial mortgages	2,377,162	29.5	2,327,471	27.8	2,286,292	26.5
1-4 family residential mortgages	63,220	0.8	66,351	0.8	70,838	0.8
Home equity and other consumer	718,568	8.9	730,079	8.7	733,053	8.5

Total real estate	4,006,552	49.7	4,074,562	48.7	4,130,394	47.8

Consumer:
Student loans held for sale	—	—	24,201	0.3	27,086	0.3
Other	340,719	4.2	346,255	4.2	350,167	4.0
Other	50,411	0.6	52,406	0.6	55,861	0.7
Unearned discounts	(22,075)	(0.3)	(22,220)	(0.3)	(25,500)	(0.3)

Total loans	$8,065,679	100.0%	$8,367,780	100.0%	$8,643,693	100.0%

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of June 30, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Student Loans Held for Sale. Student loans are primarily originated for resale on the secondary market. These loans, which are generally sold on a non-recourse basis, are carried at the lower of cost or market on an aggregate basis. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. All remaining student loans were sold during the second quarter of 2010.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2010 or December 31, 2009.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans totaled $134.5 million at June 30, 2010 and $146.9 million at December 31, 2009. Accruing loans past due more than 90 days totaled $33.2 million at June 30, 2010 and $23.9 million at December 31, 2009.

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

Impaired loans were as follows:

	June 30, 2010	December 31, 2009	June 30, 2009
Balance of impaired loans with no allocated allowance	$63,301	$97,847	$78,750
Balance of impaired loans with an allocated allowance	61,452	37,657	80,557

Total recorded investment in impaired loans	$124,753	$135,504	$159,307

Amount of the allowance allocated to impaired loans	$20,361	$12,444	$22,297

The impaired loans included in the table above were primarily comprised of collateral dependent commercial and commercial real estate loans. The average recorded investment in impaired loans was $128.9 million and $131.1 million for the three and six months ended June 30, 2010 and $132.7 million and $108.1 million for the three and six months ended June 30, 2009. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$125,369	$114,168	$125,309	$110,244
Provision for possible loan losses	8,650	16,601	22,221	26,202
Net charge-offs:
Losses charged to the allowance	(11,421)	(10,530)	(27,227)	(18,090)
Recoveries of loans previously charged off	2,844	2,262	5,139	4,145

Net charge-offs	(8,577)	(8,268)	(22,088)	(13,945)

Balance at the end of the period	$125,442	$122,501	$125,442	$122,501

Note 4 - Goodwill and Other Intangible Assets

Goodwill. Goodwill totaled $527.7 million at June 30, 2010 and December 31, 2009.

Other Intangible Assets. Other intangible assets totaled $16.8 million at June 30, 2010 including $13.9 million related to core deposits, $2.6 million related to customer relationships and $338 thousand related to non-compete agreements. Other intangible assets totaled $19.5 million at December 31, 2009 including $16.1 million related to core deposits, $3.0 million related to customer relationships and $412 thousand related to non-compete agreements.

Amortization expense related to intangible assets totaled $1.3 million and $2.6 million during the three and six months ended June 30, 2010 and totaled $1.7 million and $3.5 million during the three and six months ended June 30, 2009. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2010 is as follows:

Remainder of 2010	$2,493
2011	4,299
2012	3,500
2013	2,729
2014	1,944
Thereafter	1,863

$16,828

Note 5 - Deposits

Deposits were as follows:

	June 30, 2010	Percentage of Total	December 31, 2009	Percentage of Total	June 30, 2009	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$4,608,543	33.0%	$4,147,516	31.1%	$3,831,498	30.7%
Correspondent banks	290,817	2.1	343,622	2.6	436,407	3.5
Public funds	162,663	1.2	154,664	1.2	91,999	0.7

Total non-interest-bearing demand deposits	5,062,023	36.3	4,645,802	34.9	4,359,904	34.9

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,241,164	16.1	2,291,374	17.2	1,970,241	15.8
Money market accounts	4,948,612	35.5	4,546,365	34.1	4,088,208	32.7
Time accounts under $100,000	620,159	4.4	669,397	5.0	815,792	6.5
Time accounts of $100,000 or more	662,029	4.7	685,973	5.2	897,765	7.2
Public funds	418,173	3.0	474,399	3.6	364,827	2.9

Total interest-bearing deposits	8,890,137	63.7	8,667,508	65.1	8,136,833	65.1

Total deposits	$13,952,160	100.0%	$13,313,310	100.0%	$12,496,737	100.0%

At June 30, 2010 and December 31, 2009, interest-bearing public funds deposits included $196.6 million and $255.7 million in savings and interest checking accounts, $79.1 million and $86.9 million in money market accounts, $4.2 million and $4.2 million in time accounts under $100 thousand and $138.3 million and $127.6 million in time accounts of $100 thousand or more, respectively.

Some of the Corporation’s interest-bearing deposits were obtained through brokered transactions and the Corporation’s participation in the Certificate of Deposit Account Registry Service (CDARS). Brokered money market deposits totaled $278.9 million at June 30, 2010 and $97.1 million at December 31, 2009. CDARS deposits totaled $86.8 million at June 30, 2010 and $115.6 million at December 31, 2009. Deposits from foreign sources, primarily Mexico, totaled $832.4 million at June 30, 2010 and $747.7 million at December 31, 2009.

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

Commitments to Extend Credit. The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Commitments to extend credit totaled $4.3 billion at June 30, 2010 and $4.4 billion at December 31, 2009.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit totaled $260.5 million at June 30, 2010 and $267.7 million at December 31, 2009.

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The Corporation had deferred standby letter of credit fees totaling $1.5 million at both June 30, 2010 and December 31, 2009, which represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.4 million and $10.7 million for the three and six months ended June 30, 2010 and $5.2 million and $10.3 million for the three and six months ended June 30, 2009. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2009. See the 2009 Form 10-K for information regarding these commitments.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2010
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,677,493	15.52%	$864,654	8.00%	N/A	N/A
Frost Bank	1,529,875	14.17	864,018	8.00	$1,080,022	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,422,051	13.16	432,327	4.00	N/A	N/A
Frost Bank	1,374,433	12.73	432,009	4.00	648,013	6.00
Leverage Ratio
Cullen/Frost	1,422,051	8.80	646,683	4.00	N/A	N/A
Frost Bank	1,374,433	8.51	646,092	4.00	807,615	5.00

December 31, 2009
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,590,391	14.19%	$896,896	8.00%	N/A	N/A
Frost Bank	1,474,190	13.16	896,242	8.00	$1,120,302	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,335,082	11.91	448,448	4.00	N/A	N/A
Frost Bank	1,318,881	11.77	448,121	4.00	672,181	6.00
Leverage Ratio
Cullen/Frost	1,335,082	8.50	628,007	4.00	N/A	N/A
Frost Bank	1,318,881	8.41	627,437	4.00	784,296	5.00

Cullen/Frost believes that, as of June 30, 2010, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of June 30, 2010, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost depends upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At June 30, 2010, Frost Bank could pay aggregate dividends of up to $253.2 million to Cullen/Frost without prior regulatory approval and still be well-capitalized.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trusts, Cullen/Frost Capital Trust II and Summit Bancshares Statutory Trust I, have not been included in the Corporation’s consolidated financial statements. However, the $132.0 million in trust preferred securities issued by these subsidiary trusts have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board. See Note 16 - Subsequent Events.

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

During 2007, the Corporation entered into three interest rate swap contracts on variable-rate loans with a total notional amount of $1.2 billion. The interest rate swap contracts were designated as hedging instruments in cash flow hedges with the objective of protecting the overall cash flows from the Corporation’s monthly interest receipts on a rolling portfolio of $1.2 billion of variable-rate loans outstanding throughout the 84-month period beginning in October 2007 and ending in October 2014 from the risk of variability of those cash flows such that the yield on the underlying loans would remain constant. As further discussed below, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedge related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. Under the remaining hedge relationship, the desired constant yield is 7.559% in the case of the first contract (underlying loan pool totaling $350.0 million carrying an interest rate equal to Prime), 8.059% in the case of the second contract (underlying loan pool totaling $130.0 million carrying an interest rate equal to Prime plus a margin of 50 basis points) and 8.559% in the case of the third contract (underlying loan pool totaling $320.0 million carrying an interest rate equal to Prime plus a margin of 100 basis points). Under the swaps, the Corporation will receive a fixed interest rate of 7.559% and pay a variable interest rate equal to the daily Federal Reserve Statistical Release H-15 Prime Rate (Prime), with monthly settlements.

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedge related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The deferred accumulated after-tax gain applicable to the settled portion of the two interest rate contracts included in accumulated other comprehensive income totaled $26.0 million at June 30, 2010. This amount will be reclassified into earnings during future periods when the formerly hedged transactions impact future earnings.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2010 and December 31, 2009 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	June 30, 2010		December 31, 2009
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$117,954	$(10,475)	$134,808	$(9,453)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	800,000	107,518	800,000	74,214
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(10,286)	120,000	(6,943)

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	591,343	51,738	555,334	32,608
Commercial loan/lease interest rate swaps	591,343	(51,994)	555,334	(32,786)
Commercial loan/lease interest rate caps	20,000	415	22,792	1,086
Commercial loan/lease interest rate caps	20,000	(415)	22,792	(1,086)
Commercial loan/lease interest rate floors	—	—	2,792	40
Commercial loan/lease interest rate floors	—	—	2,792	(40)

The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2010 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.86%	0.34%
Cash flow hedge interest rate swaps on variable-rate loans	3.25	7.56
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	1.80
Non-hedging interest rate swaps	1.98	5.28
Non-hedging interest rate swaps	5.28	1.98

The weighted-average strike rate for outstanding interest rate caps was 3.10% at June 30, 2010.

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

		June 30, 2010		December 31, 2009
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	70	$571	71	$1,482
Oil	Barrels	70	(561)	71	(1,468)
Natural gas	MMBTUs	240	51	—	—
Natural gas	MMBTUs	240	(35)	—	—

Non-hedging commodity options:
Oil	Barrels	1,194	5,070	1,726	11,581
Oil	Barrels	1,194	(5,070)	1,726	(11,581)
Natural gas	MMBTUs	5,980	4,523	6,970	4,151
Natural gas	MMBTUs	5,980	(4,523)	6,970	(4,151)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency forward contract with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2010 and December 31, 2009.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,318)	$(1,489)	$(2,734)	$(2,957)
Amount of (gain) loss included in other non-interest expense	(97)	394	(91)	396

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$11,033	$13,071	$21,970	$26,023
Amount of gain (loss) recognized in other comprehensive income	34,959	(48,045)	50,731	(50,848)

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,084	866	2,195	1,475
Amount of gain (loss) recognized in other comprehensive income	(3,089)	2,994	(5,566)	3,042

Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to interest expense on other long-term borrowings	—	766	—	1,438
Amount of gain (loss) recognized in other comprehensive income	—	14,954	—	21,062

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $88.5 million at June 30, 2010 and $72.0 million at December 31, 2009. The Corporation currently expects approximately $13.0 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at June 30, 2010 will be reclassified into earnings during the remainder of 2010. This amount represents management’s best estimate given current expectations about market interest rates. Because actual market interest rates may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during the remainder of 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Non-hedging interest rate derivatives:
Other non-interest income	$892	$473	$1,594	$630
Other non-interest expense	59	83	78	83

Non-hedging commodity derivatives:
Other non-interest income	26	130	46	242

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $49.7 million at June 30, 2010. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at June 30, 2010. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $22.0 million at June 30, 2010. At such date, the Corporation also had $8.8 million in cash collateral on deposit with other financial institution counterparties.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributed earnings allocated to common stock	$27,181	$25,538	$52,997	$50,397
Undistributed earnings allocated to common stock	25,512	12,168	47,320	32,113

Net earnings allocated to common stock	$52,693	$37,706	$100,317	$82,510

Weighted-average shares outstanding for basic earnings per common share	60,365,085	59,330,716	60,169,736	59,260,030
Dilutive effect of stock compensation	198,599	119,114	195,676	78,055

Weighted-average shares outstanding for diluted earnings per common share	60,563,684	59,449,830	60,365,412	59,338,085

Note 10 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2010	3,445,507	233,200	$52.27	4,600,455	$51.18

Granted	(10,030)	—	—	5,000	59.69
Stock options exercised	—	—	—	(490,525)	47.24
Stock awards vested	—	(12,750)	52.29	—	—
Forfeited	113,875	—	—	(113,875)	51.71
Cancelled/expired	—	—	—	(20,875)	57.03

Balance, June 30, 2010	3,549,352	220,450	52.27	3,980,180	51.63

During the second quarter of 2010, the Corporation awarded non-employee directors a total of 5,030 deferred stock units. As of June 30, 2010, 16,515 deferred stock units were outstanding. Upon retirement from the Corporation’s board of directors, non-employee directors will receive one share of the Corporation’s common stock for each deferred stock unit held. The deferred stock units were fully vested upon being awarded and will receive equivalent dividend payments as such dividends are declared on the Corporation’s common stock. During the second quarter of 2010, a total of 1,203 deferred stock units were converted to shares of the Corporation’s common stock in connection with the retirement of a director.

During the six months ended June 30, 2010 and 2009, proceeds from stock option exercises totaled $23.2 million and $7.9 million. During the six months ended June 30, 2010, 328,552 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 161,973 shares were issued from available treasury stock.

Stock-based compensation expense totaled $3.4 million and $7.1 million during the three and six months ended June 30, 2010 and $3.4 million and $6.4 million during the three and six months ended June 30, 2009. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $18.5 million at June 30, 2010, while unrecognized stock-based compensation expense related to non-vested stock awards totaled $4.9 million at June 30, 2010.

Note 11 - Defined Benefit Plans

The components of the combined net periodic cost (benefit) for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected return on plan assets, net of expenses	$(2,752)	$(2,281)	$(5,504)	$(4,563)
Interest cost on projected benefit obligation	1,931	1,993	3,862	3,986
Net amortization and deferral	729	1,057	1,457	2,115

Net periodic benefit cost	$(92)	$769	$(185)	$1,538

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the six months ended June 30, 2010. The Corporation does not expect to make any contributions during the remainder of 2010.

Note 12 - Income Taxes

Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current income tax expense	$16,637	$14,742	$30,024	$32,337
Deferred income tax expense (benefit)	(1,013)	(3,021)	(1,406)	(5,202)

Income tax expense as reported	$15,624	$11,721	$28,618	$27,135

Effective tax rate	22.8%	23.6%	22.1%	24.7%

Net deferred tax liabilities totaled $92.2 million at June 30, 2010 and $60.5 million at December 31, 2009. No valuation allowance was recorded against deferred tax assets at June 30, 2010 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
June 30, 2010	$191,286	$23,210	$(2,668)	$211,828
June 30, 2009	181,576	23,547	(2,653)	202,470
Six months ended:
June 30, 2010	$380,750	$45,620	$(5,565)	$420,805
June 30, 2009	360,282	47,246	(5,562)	401,966

Net income (loss):
Three months ended:
June 30, 2010	$53,089	$2,254	$(2,443)	$52,900
June 30, 2009	38,056	2,390	(2,587)	37,859
Six months ended:
June 30, 2010	$101,852	$3,557	$(4,691)	$100,718
June 30, 2009	83,011	4,615	(4,785)	82,841

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

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury	$485,623	$—	$—	$485,623
Residential mortgage-backed securities	—	2,306,083	—	2,306,083
States and political subdivisions	—	1,923,114	—	1,923,114
Other	—	38,788	—	38,788
Trading account securities:
U.S. Treasury	14,827	—	—	14,827
States and political subdivisions	—	1,006	—	1,006
Derivative assets:
Interest rate swaps, caps and floors	—	158,279	1,392	159,671
Commodity and foreign exchange derivatives	9	10,215	—	10,224
Derivative liabilities:
Interest rate swaps, caps and floors	—	73,170	—	73,170
Commodity and foreign exchange derivatives	—	10,189	—	10,189

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$945	$—
Transfers into Level 3	—	333
Cash settlements	(233)	—
Realized gains included in other non-interest income	758	—
Realized losses included in other non-interest expense	(78)	(83)

Balance, end of period	$1,392	$250

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2010 and 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the six months ended June 30, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $15.7 million were reduced by specific valuation allowance allocations totaling $3.0 million during the six months ended June 30, 2010 to a total reported fair value of $12.7 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $19.9 million were reduced by specific valuation allowance allocations totaling $6.2 million during the six months ended June 30, 2010 to a total reported fair value of $13.7 million based on collateral valuations utilizing Level 3 valuation inputs. During the six months ended June 30, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $17.6 million were reduced by specific valuation allowance allocations totaling $5.2 million during the six months ended June 30, 2009 to a total reported fair value of $12.2 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $26.5 million were reduced by specific valuation allowance allocations totaling $5.9 million during the six months ended June 30, 2009 to a total reported fair value of $20.6 million based on collateral valuations utilizing Level 3 valuation inputs.

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

During the six months ended June 30, 2010 and 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the six months ended June 30, 2010, foreclosed assets measured at fair value upon initial recognition totaled $10.8 million (utilizing Level 2 valuation inputs). In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Corporation recognized charge-offs of the allowance for possible loan losses totaling $2.4 million. Foreclosed assets totaling $2.0 million were remeasured at fair value subsequent to initial recognition during the six months ended June 30, 2010. In connection with the remeasurement of these assets, the Corporation recognized losses, included in other non-interest expense, totaling $1.1 million. During the six months ended June 30, 2009, foreclosed assets measured at fair value upon initial recognition totaled $12.4 million (utilizing Level 2 valuation inputs). In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Corporation recognized charge-offs of the allowance for possible loan losses totaling $3.5 million. Other than foreclosed assets measured at fair value upon initial recognition, no foreclosed assets were remeasured at fair value during the six months ended June 30, 2009.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,648,813	$2,648,813	$1,721,479	$1,721,479
Securities	5,022,436	5,037,848	4,906,498	4,906,639
Loans, net	7,940,237	7,947,854	8,242,471	8,222,049
Cash surrender value of life insurance policies	127,579	127,579	125,405	125,405
Interest rate swaps on variable rate loans designated as hedges of cash flows	107,518	107,518	74,214	74,214
Non-hedging commercial loan/lease interest rate swaps, caps and floors	52,153	52,153	33,734	33,734
Commodity and foreign exchange derivatives	10,224	10,224	17,237	17,237
Accrued interest receivable	67,868	67,868	69,883	69,883

Financial liabilities:
Deposits	13,952,160	13,953,049	13,313,310	13,315,611
Federal funds purchased and repurchase agreements	438,496	438,496	482,048	482,048
Junior subordinated deferrable interest debentures	136,084	136,084	136,084	136,084
Subordinated notes payable and other borrowings	250,054	255,710	256,562	255,588
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	10,286	10,286	6,943	6,943
Commercial loan/lease interest rate swaps designated as hedges of fair value	10,475	10,475	9,453	9,453
Non-hedging commercial loan/lease interest rate swaps, caps and floors	52,409	52,409	33,912	33,912
Commodity and foreign exchange derivatives	10,189	10,189	17,200	17,200
Accrued interest payable	11,003	11,003	13,035	13,035

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

ASU No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011.

Note 16 - Subsequent Events

On July 7, 2010, the Corporation redeemed $12.4 million of floating rate (three-month LIBOR plus a margin of 2.65%) junior subordinated deferrable interest debentures, due July 7, 2034, held of record by Summit Bancshares Statutory Trust I (Summit Trust). Concurrently, the $12.0 million of floating rate (three-month LIBOR plus a margin of 2.65%) trust preferred securities issued by Summit Trust were also redeemed.

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at June 30, 2010 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the 2009 Form 10-K. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as Frost Bank, from availing themselves of such preemption.

•

Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Corporation to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Corporation’s Tier 1capital.

•

Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, such as Frost Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Require financial holding companies, such as Cullen/Frost, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (DIF) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions, such as Frost Bank, with assets in excess of $10 billion.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve to examine Cullen/Frost and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Corporation and Frost Bank could require the Corporation and Frost Bank to seek other sources of capital in the future.

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

Overview

A discussion of the Corporation’s results of operations is presented below. Certain reclassifications have been made to make prior periods comparable. Taxable-equivalent adjustments are the result of increasing income from tax-free loans and securities by an amount equal to the taxes that would be paid if the income were fully taxable based on a 35% federal income tax rate, thus making tax-exempt asset yields comparable to taxable asset yields. Acquisitions are accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

Results of Operations

Net income totaled $52.9 million, or $0.87 diluted per share, for the three months ended June 30, 2010 compared to $37.9 million, or $0.63 diluted per share, for the three months ended June 30, 2009 and $47.8 million, or $0.79 diluted per share, for the three months ended March 31, 2010. Net income totaled $100.7 million, or $1.66 diluted per share, for the six months ended June 30, 2010 compared to $82.8 million, or $1.39 diluted per share, for the six months ended June 30, 2009.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Taxable-equivalent net interest income	$155,054	$150,343	$144,325	$305,397	$282,058
Taxable-equivalent adjustment	13,158	12,759	9,861	25,917	17,962

Net interest income	141,896	137,584	134,464	279,480	264,096
Provision for possible loan losses	8,650	13,571	16,601	22,221	26,202

Net interest income after provision for possible loan losses	133,246	124,013	117,863	257,259	237,894
Non-interest income	69,932	71,393	68,006	141,325	137,870
Non-interest expense	134,654	134,594	136,289	269,248	265,788

Income before income taxes	68,524	60,812	49,580	129,336	109,976
Income taxes	15,624	12,994	11,721	28,618	27,135

Net income	$52,900	$47,818	$37,859	$100,718	$82,841

Earnings per common share - basic	$0.87	$0.79	$0.64	$1.67	$1.39
Earnings per common share - diluted	0.87	0.79	0.63	1.66	1.39
Dividends per common share	0.45	0.43	0.43	0.88	0.85

Return on average assets	1.26%	1.17%	0.98%	1.22%	1.10%
Return on average equity	10.67	10.07	8.35	10.38	9.32
Average shareholder’s equity to average total assets	11.79	11.65	11.72	11.72	11.79

Net income increased $15.0 million, or 39.7%, for the three months ended June 30, 2010 and increased $17.9 million, or 21.6%, for six months ended June 30, 2010 compared to the same periods in 2009. The increase during the three months ended June 30, 2010 was primarily the result of an $8.0 million decrease in the provision for possible loan losses, a $7.4 million increase in net interest income, a $1.9 million increase in non-interest income and a $1.6 million decrease in non-interest expense partly offset by a $3.9 million increase in income tax expense. The increase during the six months ended June 30, 2010 was primarily the result of a $15.4 million increase in net interest income, a $4.0 million decrease in the provision for possible loan losses and a $3.5 million increase in non-interest income partly offset by a $3.5 million increase in non-interest expense and a $1.5 million increase in income tax expense.

Net income for the second quarter of 2010 increased $5.1 million, or 10.6%, from the first quarter of 2010. The increase was primarily the result of a $4.9 million decrease in the provision for possible loan losses and a $4.3 million increase in net interest income partly offset by a $2.6 million increase in income tax expense and a $1.5 million decrease in non-interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.4% of total revenue during the first six months of 2010. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2009 and through the second quarter of 2010. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At June 30, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.35% and 0.53%, respectively, while at June 30, 2009, the one-month and three-month U.S. dollar LIBOR rates were 0.31% and 0.60%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2009 and through the second quarter of 2010. The Corporation currently believes it is reasonably possible these interest rates will remain at the current, historically-low levels for the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation’s control.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively convert certain floating rate loans and borrowings into fixed rate instruments for a period of time. See Note 8 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps. As a result, the Corporation’s balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As stated previously in the section captioned “Recent Legislation Impacting the Financial Services Industry,” the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects interest costs associated with demand deposits to increase. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	Second Quarter 2010 vs. Second Quarter 2009	Second Quarter 2010 vs. First Quarter 2010	First Six Months 2010 vs. First Six Months 2009
Due to changes in average volumes	$14,206	$3,424	$25,163
Due to changes in average interest rates	(3,477)	(417)	(1,824)
Due to difference in the number days in each of the comparable periods	—	1,704	—

Total change	$10,729	$4,711	$23,339

Taxable-equivalent net interest income for the three months ended June 30, 2010 increased $10.7 million, or 7.4%, while taxable-equivalent net interest income for the six months ended June 30, 2010 increased $23.3 million, or 8.3%, compared to the same periods in 2009, respectively. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. The average volume of interest-earning assets for the three and six months ended June 30, 2010 increased $1.4 billion and $1.6 billion compared to the same periods in 2009. The net interest margin decreased 10 basis points from 4.28% during the three months ended June 30, 2009 to 4.18% during the three months ended June 30, 2010 and decreased 12 basis points from 4.30% during the six months ended June 30, 2009 to 4.18% during the six months ended June 30, 2010. These decreases in the net interest margin were partly due to an increase in the relative proportion of funds invested in lower yielding interest-bearing deposits during 2010 compared to 2009, as further discussed below.

Taxable-equivalent net interest income for the second quarter of 2010 increased $4.7 million, or 3.1%, from the first quarter of 2010. The increase primarily resulted from an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for the second quarter of 2010 increased $406.1 million compared to the first quarter of 2010. Taxable-equivalent net interest income for the second quarter of 2010 was also impacted by an increase in the number of days compared to the first quarter of 2010. Taxable-equivalent net interest income for the first quarter of 2010 included 90 days compared to 91 days for the second quarter of 2010. The additional day added approximately $1.7 million to taxable-equivalent net interest income during the second quarter of 2010. Excluding the impact of the additional day during the second quarter of 2010 results in an effective increase in taxable-equivalent net interest income of approximately $3.0 million during the second quarter of 2010 which was primarily related to the aforementioned increase in average interest-earning assets. The net interest margin decreased 1 basis points from 4.19% in the first quarter of 2010 to 4.18% in the second quarter of 2010. The decrease in the net interest margin was partly due to an increase in the relative proportion of funds invested in lower yielding interest-bearing deposits during the second quarter.

The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The average yield on interest-earning assets decreased 47 basis points from 5.03% during the first six months of 2009 to 4.56% during the first six months of 2010. The average volume of loans decreased $590.3 million during the six months ended June 30, 2010 compared to the same period in 2009. Loans made up approximately 55.1% of average interest-earning assets during the first six months of 2010 compared to 66.2% during the first six months of 2009. The average yield on loans was 5.10% during the six months ended June 30, 2010 compared to 5.05% during the six months ended June 30, 2009. The average volume of securities increased $1.0 billion during the six months ended June 30, 2010 compared to the same period in 2009. Securities made up approximately 33.6% of average interest-earning assets during the six months ended June 30, 2010 compared to 30.1% during the six months ended June 30, 2009. The average yield on securities was 5.16% during the six months ended June 30, 2010 compared to 5.57% during the six months ended June 30, 2009. The decrease in the average yield on securities during 2010 compared to 2009 was partly related to the reinvestment of proceeds from maturities and principal repayments at lower yields as a result of decreases in market interest rates. The Corporation had a larger proportion of securities invested in higher-yielding tax-exempt securities during 2010 compared to 2009, the impact of which partly offset the effect of the decrease in yield on taxable securities on the average yield on total securities. Average federal funds sold, resell agreements and interest-bearing deposits during the six months ended June 30, 2010 increased $1.2 billion compared to the same period a year ago. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 11.3% of average interest-earning assets during the six months ended June 30, 2010 compared to 3.7% during the same period in 2009. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.22% during the six months ended June 30, 2010 compared to 0.29% during the same period a year ago. The increases in federal funds sold, resell agreements and interest-bearing deposits compared to the comparable periods in 2009 were primarily due to significant deposit growth, as further discussed below.

The average cost of funds is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing liabilities. The average cost of funds decreased 47 basis points from 1.05% during the first six months of 2009 to 0.58% during the first six months of 2010. Average deposits increased $1.8 billion during the first six months of 2010 compared to the same period in 2009. Average interest-bearing deposits for the first six months of 2010 increased $1.1 billion compared to the same period in 2009. The ratio of average interest-bearing deposits to total average deposits was 64.9% during the first six months of 2010 compared to 65.7% during the same period in 2009. The average cost of interest-bearing deposits and total deposits was 0.36% and 0.24% during the first six months of 2010 compared to 0.81% and 0.54% during the first six months of 2009. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on certain deposit products and decreases in renewal interest rates on maturing certificates of deposit.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.98% during both the first six months of 2010 and the first six months of 2009. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

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

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $8.7 million and $22.2 million for the three and six months ended June 30, 2010 compared to $16.6 million and $26.2 million for the three and six months ended June 30, 2009. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Trust fees	$17,037	$16,963	$16,875	$34,000	$32,844
Service charges on deposit accounts	24,925	24,809	25,152	49,734	50,062
Insurance commissions and fees	7,512	11,138	7,106	18,650	17,857
Other charges, commissions and fees	8,029	6,919	6,288	14,948	13,050
Net gain (loss) on securities transactions	1	5	49	6	49
Other	12,428	11,559	12,536	23,987	24,008

Total	$69,932	$71,393	$68,006	$141,325	$137,870

Total non-interest income for the three and six months ended June 30, 2010 increased $1.9 million, or 2.8%, and $3.5 million, or 2.5%, compared to the same periods in 2009. Total non-interest income for the second quarter of 2010 decreased $1.5 million, or 2.0%, compared to the first quarter of 2010. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three and six months ended June 30, 2010 increased $162 thousand, or 1.0%, and $1.2 million, or 3.5%, compared to the same periods in 2009. Investment fees are the most significant component of trust fees, making up approximately 73% and 70% of total trust fees for the first six months of 2010 and 2009, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increase in trust fee income during the three months ended June 30, 2010 compared to the same period in 2009 was primarily the result of increases in oil and gas trust management fees (up $187 thousand), real estate fees (up $186 thousand) and estate fees (up $119 thousand). These increases were partially offset by a decrease in securities lending income (down $203 thousand). The increase in trust fee income during the six months ended June 30, 2010 compared to the same period in 2009 was primarily the result of an increase in investment fees (up $1.9 million) partially offset by a decrease in securities lending income (down $770 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the first six months of 2010 have been higher on average compared to the first six months of 2009, recovering somewhat from the market correction in equity valuations which began in the latter part of 2008 and reached its lowest levels during the first quarter of 2009. The decrease in securities lending income during 2010 was primarily related to a decrease in transaction spreads.

Trust fee income for the second quarter of 2010 did not significantly fluctuate compared to the first quarter of 2010. A seasonal increase in tax fees (up $592 thousand) as well as increases in oil and gas fees (up $326 thousand), securities lending income (up $160 thousand) and real estate fees (up $106 thousand) were mostly offset by a decrease in investment fees (down $1.1 million), which was primarily related to a pull-back in the market during the second quarter of 2010.

At June 30, 2010, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (47.2% of trust assets), equity securities (36.1% of trust assets) and cash equivalents (9.4% of trust assets). The estimated fair value of trust assets was $22.2 billion (including managed assets of $9.6 billion and custody assets of $12.6 billion) at June 30, 2010, compared to $22.7 billion (including managed assets of $10.4 billion and custody assets of $12.3 billion) at December 31, 2009 and $21.7 billion (including managed assets of $9.5 billion and custody assets of $12.2 billion) at June 30, 2009.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and six months ended June 30, 2010 decreased $227 thousand, or 0.9%, and $328 thousand, or 0.7%, compared to the same periods in 2009. The decrease during the three months ended June 30, 2010 was primarily due to decreases in service charges on commercial accounts (down $455 thousand) and in overdraft/insufficient funds charges on both consumer and commercial accounts (down $122 thousand). These decreases were mostly offset by an increase in point of sale income from PIN-based debit card transactions (up $422 thousand). The decrease in service charges on deposit accounts during the six months ended June 30, 2010 was due to a decrease in service charges on commercial accounts (down $1.2 million), partly offset by increases in point of sale income from PIN-based debit card transactions (up $686 thousand) and overdraft/insufficient funds charges on both consumer and commercial accounts (up $311 thousand). The decrease in service charges on commercial accounts during 2010 was partly related to a decrease in service volumes for billable services. The increase in point of sale income from PIN-based debit card transactions during 2010 was partly related to an increase in the interchange pricing structure and, to a lesser extent, an increase in the volume of transactions.

Service charges on deposit accounts for the second quarter of 2010 increased $116 thousand, or 0.5%, compared to the first quarter of 2010. The increase was due to increases in overdraft/insufficient funds charges on both consumer and commercial accounts (up $411 thousand) and point of sale income from PIN-based debit card transactions (up $338 thousand) partly offset by a decrease in service charges on commercial accounts (down $494 thousand).

Overdraft/insufficient funds charges totaled $10.0 million ($7.9 million consumer and $2.1 million commercial) during the second quarter of 2010 compared to $10.1 million ($8.1 million consumer and $2.0 million commercial) during the second quarter of 2009 and $9.6 million ($7.5 million consumer and $2.1 million commercial) during the first quarter of 2010. Overdraft/insufficient funds charges totaled $19.6 million ($15.3 million consumer and $4.3 million commercial) during the six months ended June 30, 2010 compared to $19.3 million ($15.3 million consumer and $4.0 million commercial) during the six months ended June 30, 2009. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Corporation cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

The Corporation had point of sale income from PIN-based debit card transactions totaling $2.7 million and $2.0 million during the six months ended June 30, 2010 and 2009. As stated previously in the section captioned “Recent Legislation Impacting the Financial Services Industry,” the Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of point of sale income from PIN-based debit card transactions reported in future periods. Also see the discussion regarding income from Visa check card usage below under “Other Non-Interest Income.”

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended June 30, 2010 increased $406 thousand, or 5.7%, compared to the same period in 2009. The increase is related to an increase in contingent commissions (up $436 thousand). Insurance commissions and fees for the six months ended June 30, 2010 increased $793 thousand, or 4.4%, compared to the same period in 2009. The increase is related to an increase in commission income (up $1.1 million) partly offset by a decrease in contingent commissions (down $308 thousand). The increase in commission income was partly due to normal variation in the timing of renewals and the market demand for insurance products. The increase was also partly related to additional revenue from insurance agencies acquired during the first and third quarters of 2009.

Insurance commissions and fees include contingent commissions totaling $656 thousand and $3.2 million during the three and six months ended June 30, 2010 and $220 thousand and $3.5 million during the three and six months ended June 30, 2009. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.4 million and $2.8 million during the six months ended June 30, 2010 and 2009. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $571 thousand and $820 thousand during the three and six months ended June 30, 2010 and $209 thousand and $740 thousand during the three and six months ended June 30, 2009.

Insurance commissions and fees for the second quarter of 2010 decreased $3.6 million, or 32.6%, compared to the first quarter of 2010. The decrease was partly due to the seasonal decrease in contingent commissions (down $1.9 million) received from various insurance carriers related to the performance of insurance policies previously placed. The decrease was also partly related to a decrease in commission income (down $1.7 million) compared to the first quarter of 2010 primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and six months ended June 30, 2010 increased $1.7 million, or 27.7%, and $1.9 million, or 14.5%, compared to the same periods in 2009. The increase during the three months ended June 30, 2010 was primarily due to an increase in commission income related to the sale of mutual funds (up $591 thousand), mutual fund management fees (up $328 thousand), investment banking fees related to corporate advisory services (up $297 thousand) and unused balance fees on loan commitments (up $256 thousand). These increases were partly offset by a decrease in commission income related to the sale of money market accounts (down $256 thousand). The increase in other charges, commissions and fees during the six months ended June 30, 2010 was primarily related to increases in commission income related to the sale of mutual funds (up $1.1 million), mutual fund management fees (up $732 thousand) and unused balance fees on loan commitments (up $512 thousand), investment banking fees related to corporate advisory services (up $364 thousand) and fees related to accounts receivable factoring (up $318 thousand). These increases were partly offset by a decrease in commission income related to the sale of money market accounts (down $938 thousand). The increase in commission income related to the sale of mutual funds and the concurrent decrease in commission income related to the sale of money market accounts reflects the apparent increased willingness of customers to invest in equities as market conditions have improved. The decrease in commission income related to the sale of money market accounts was also partly related to lower marketing fees paid by fund companies. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

Other charges, commissions and fees for the second quarter of 2010 increased $1.1 million, or 16.0%, compared to the first quarter of 2010. The increase was primarily due to increases in investment banking fees related to corporate advisory services (up $229 thousand) and commission income related to the sale of mutual funds (up $224 thousand) as well as increases in various other categories of other charges, commissions and fees.

Net Gain/Loss on Securities Transactions. During the six months ended June 30, 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $10.0 billion and realized a net gain of $6 thousand on those sales. These securities were purchased during the first quarter and second quarters of 2010 and subsequently sold in connection with certain tax planning strategies. The Corporation sold available-for-sale securities with an amortized cost totaling $9.9 million during the six months ended June 30, 2009. The Corporation realized a net gain of $49 thousand on those sales.

Other Non-Interest Income. Other non-interest income for the three months ended June 30, 2010 did not significantly fluctuate compared to the same period in 2009. Components of other non-interest income with significant increases included income from Visa check card usage (up $699 thousand) and income from securities trading and customer derivative activities, primarily interest rate swap transaction fees, (up $184 thousand). These increases were offset by decreases in gains on the sale of assets/foreclosed assets (down $303 thousand), earnings on the cash surrender value of life insurance policies (down $235 thousand) and lease rental income (down $209 thousand), as well as decreases in various other categories of other non-interest income.

Other non-interest income for the six months ended June 30, 2010 did not significantly fluctuate compared to the same period in 2009. Components of other non-interest income with significant increases included income from Visa check card usage (up $1.2 million), income from securities trading and customer derivative activities, primarily interest rate swap transaction fees, (up $774 thousand) and gains on the sales of student loans (up $114 thousand). These increases were offset by decreases in sundry income from various miscellaneous items (down $473 thousand), lease rental income (down $454 thousand), earnings on the cash surrender value of life insurance policies (down $412 thousand), gains on the sale of assets/foreclosed assets (down $368 thousand) and income from municipal bond underwriting discounts/fees (down $323 thousand), as well as decreases in various other categories of other non-interest income.

Other non-interest income for the second quarter of 2010 increased $869 thousand, or 7.5%, compared to the first quarter of 2010. Contributing to the increase were increases in income from Visa check card usage (up $438 thousand), mineral interest income (up $246 thousand), income from municipal bond underwriting discounts/fees (up $150 thousand), sundry income from various miscellaneous items (up $137 thousand) and income from securities trading and customer derivative activities, primarily interest rate swap transaction fees, (up $129 thousand). These increases were partly offset by a decrease in gains on the sale of student loans (down $174 thousand) and gains on the sale of assets/foreclosed assets (down $79 thousand).

The Corporation had income from Visa check card usage totaling $10.2 million and $9.0 million during the six months ended June 30, 2010 and 2009. As stated previously in the section captioned “Recent Legislation Impacting the Financial Services Industry,” the Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from Visa check card usage reported in future periods. Also see the discussion regarding point of sale income from PIN-based debit card transactions above under “Service Charges on Deposit Accounts.”

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
Salaries and wages	$58,827	$60,275	$56,540	$119,102	$113,316
Employee benefits	12,675	14,521	13,783	27,196	29,023
Net occupancy	11,637	11,135	10,864	22,772	21,554
Furniture and equipment	11,662	11,489	10,662	23,151	21,025
Deposit insurance	5,429	5,443	11,667	10,872	16,043
Intangible amortization	1,299	1,333	1,719	2,632	3,500
Other	33,125	30,398	31,054	63,523	61,327

Total	$134,654	$134,594	$136,289	$269,248	$265,788

Total non-interest expense for the three and six months ended June 30, 2010 decreased $1.6 million, or 1.2%, and increased $3.5 million, or 1.3%, compared to the same periods in 2009. Total non-interest expense for the second quarter of 2010 did not significantly fluctuate compared to the first quarter of 2010. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2010 increased $2.3 million, or 4.0%, and $5.8 million, or 5.1%, compared to the same periods in 2009. The increase during the three months ended June 30, 2010 was primarily related to an increase in incentive compensation partly offset by a decrease in headcount. The increase during the six months ended June 30, 2010 was primarily related to increases in incentive compensation, normal annual merit increases and an increase in stock-based compensation expense partly offset by a decrease in headcount. Salaries and wages expense for the second quarter of 2010 decreased $1.4 million, or 2.4%, compared to the first quarter of 2010. The decrease from the first quarter of 2010 was primarily related to a decrease in commissions resulting from decreased insurance revenues, an increase in cost deferrals related to lending activity and a decrease in stock-based compensation expense partly resulting from the forfeiture of certain awards.

Employee Benefits. Employee benefits expense for the three and six months ended June 30, 2010 decreased $1.1 million, or 8.0%, and $1.8 million, or 6.3%, compared to the same periods in 2009. The decrease during the three months ended June 30,

2010 was primarily related to decreases in expenses related to the Corporation’s defined benefit retirement plan (down $862 thousand) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $519 thousand) partly offset by an increase in medical insurance expense (up $129 thousand). The decrease during the six months ended June 30, 2010 was primarily related to decreases in expenses related to the Corporation’s defined benefit retirement plan (down $1.7 million) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $632 thousand). These decreases were partly offset by increases in medical insurance expense (up $321 thousand) and payroll taxes (up $256 thousand).

Employee benefits expense for the second quarter of 2010 decreased $1.8 million, or 12.7%, compared to the first quarter of 2010 primarily due to decreases in payroll taxes (down $1.3 million) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $571 thousand). The Corporation generally experiences higher payroll taxes and 401(k) plan contribution matching expense during the first quarter of each year due to the increased payroll related to annual incentive compensation payments.

The Corporation’s defined benefit retirement and restoration plans were frozen effective as of December 31, 2001 and were replaced by a profit sharing plan. Management believes these actions helped to reduce the volatility in retirement plan expense. However, the Corporation still has funding obligations related to the defined benefit and restoration plans and could recognize retirement expense related to these plans in future years, which would be dependent on the return earned on plan assets, the level of interest rates and employee turnover. The decrease in expense related to the Corporation’s defined benefit retirement plan during 2010 compared to 2009 was partly related to a higher than expected return on plan assets during 2009.

Net Occupancy. Net occupancy expense for the three and six months ended June 30, 2010 increased $773 thousand, or 7.1%, and $1.2 million, or 5.7%, compared to the same periods in 2009. The increase during the three months ended June 30, 2010 was primarily related to increases in building depreciation (up $527 thousand), property taxes (up $385 thousand) and service contracts expense (up $185 thousand). Offsetting the increases in the aforementioned items were decreases in depreciation on leasehold improvements (down $302 thousand) and lease expense (down $221 thousand). The increase during the six months ended June 30, 2010 was primarily related to increases in building depreciation (up $962 thousand), property taxes (up $725 thousand), service contracts expense (up $285 thousand) and repairs expense (up $201 thousand). Offsetting the increases in the aforementioned items were decreases in depreciation on leasehold improvements (down $608 thousand) and lease expense (down $386 thousand). The increases in building depreciation and property taxes were partly related to a new technology operations center placed into service during the first quarter of 2010. The decrease in depreciation on leasehold improvements during 2010 resulted as certain leasehold improvements were fully depreciated in 2009. Net occupancy expense for the second quarter of 2010 increased $502 thousand, or 4.5%, compared to the first quarter of 2010. The increase was primarily related to a decrease in rental income (down $257 thousand) as well as increases in building depreciation (up $96 thousand) and service contracts expense (up $84 thousand).

Furniture and Equipment. Furniture and equipment expense for the three and six months ended June 30, 2010 increased $1.0 million, or 9.4%, and $2.1 million, or 10.1%, compared to the same periods in 2009. The increase during the three months ended June 30, 2010 was primarily related to increases in software amortization (up $445 thousand), equipment rental (up $352 thousand) and software maintenance (up $207 thousand). The increase during the six months ended June 30, 2010 was primarily related to increases in software amortization (up $964 thousand), equipment rental (up $785 thousand) and software maintenance (up $361 thousand). The increases in software amortization and maintenance were primarily related to new applications placed into service in 2009 and 2010. The increase in equipment rental during 2010 was related to new equipment leases associated with the aforementioned new technology operations center. Furniture and equipment expense for the second quarter of 2010 increased $173 thousand, or 1.5%, compared to the first quarter of 2010 primarily due to increases in depreciation expense related to furniture and fixtures (up $151 thousand), software amortization (up $93 thousand) and software maintenance (up $87 thousand) partly offset by a decrease in service contract expense (down $173 thousand).

Deposit Insurance. Deposit insurance expense for the three and six months ended June 30, 2010 decreased $6.2 million and $5.2 million compared to the same periods in 2009. Deposit insurance expense during the second quarter of 2009 included a non-recurring $7.3 million accrual related to a special assessment applied to all insured depository institutions as of June 30, 2009. The special assessment was part of the Federal Deposit Insurance Corporation’s (FDIC) efforts to rebuild the Deposit Insurance Fund (DIF). Excluding the impact of the special assessment, deposit insurance expense increased $1.0 million and $2.1 million during the three and six months ended June 30, 2010 compared to the same periods in 2009. These effective increases were primarily related to deposit growth. Average deposits during the first six months of 2010 totaled $13.6 billion compared to $11.8 billion during the same period in 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. As of June 30, 2010, $52.5 million in pre-paid deposit insurance is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

In April 2010, the FDIC approved an interim rule (finalized in June 2010) that extended the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program through December 31, 2010, beyond the scheduled expiration date of June 30, 2010. The TAG program provides full coverage for non-interest bearing transaction deposit accounts, certain Negotiable Order of Withdrawal (NOW) accounts and Interest on Lawyers Trust accounts. Participants in the TAG program had a one-time, irrevocable opportunity to opt out of the TAG extension by notifying the FDIC before April 30, 2010. The Corporation opted out of the TAG extension on April 26, 2010. Accordingly, effective July 1, 2010, the standard insurance amount will be in effect for the Corporation’s deposit accounts.

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

The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Currently, only deposits payable in the United States are included in determining the premium paid by an institution. The Dodd-Frank Act also eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF, which will require a general increase in the level of assessments for institutions, such as Frost Bank, with assets in excess of $10 billion. It is currently uncertain whether the changes proposed in the FDIC’s April 2010 notice of proposed rulemaking, described above, will be maintained by the FDIC after adopting them to the requirements of the Dodd-Frank Act.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and six months ended June 30, 2010 decreased $420 thousand, or 24.4% and $868 thousand, or 24.8% compared to the same periods in 2009. The decrease in amortization expense in 2010 is primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. Intangible amortization expense during the second quarter of 2010 did not significantly fluctuate compared to the first quarter of 2010.

Other Non-Interest Expense. Other non-interest expense for the three and six months ended June 30, 2010 increased $2.1 million, or 6.7%, and $2.2 million, or 3.6%, compared to the same periods in 2009. Significant components of the increase during the three months ended June 30, 2010 included sundry expense from miscellaneous items (up $1.7 million), losses on the sale/write-down of foreclosed assets (up $1.4 million), Visa check card expense (up $553 thousand), messenger services expense (up $286 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC (up $259 thousand). These increases were partly offset by decreases in armored motor services expense (down $582 thousand), losses on ineffective hedges (down $575 thousand), decreases in advertising/promotions expenses (down $526 thousand) and amortization of net deferred costs related to loan commitments (down $467 thousand). Sundry expense from miscellaneous items during the second quarter of 2010 included several one-time charges for various write-offs, losses and refunds, which contributed to the increase in 2010. The implementation of remote check image capture at the Corporation’s branches has reduced the need for armored motor services. The Corporation now utilizes more cost effective messenger services.

Significant components of the increase during the six months ended June 30, 2010 included losses on the sale/write-down of foreclosed assets (up $3.2 million), sundry expense from miscellaneous items (up $1.6 million), messenger services expense (up $581 thousand), sub-advisor investment management fees related to Frost Investment Advisors, LLC (up $572 thousand) and Visa check card expense (up $549 thousand). These increases were partly offset by decreases in armored motor services expense (down $1.2 million), outside computer services expense (down $919 thousand), amortization of net deferred costs related to loan commitments (down $833 thousand), Federal Reserve service charges (down $610 thousand) and losses on ineffective hedges (down $571 thousand).

Total other non-interest expense for the second quarter of 2010 increased $2.7 million, or 9.0%, compared to the first quarter of 2010. Significant components of the increase included increases in sundry expense from miscellaneous items (up $1.8 million), Visa check card expense (up $420 thousand), travel expense (up $333 thousand) and advertising/promotions expense (up $324 thousand). These increases were partly offset by decreases in losses on the sale/write-down of foreclosed assets (down $712 thousand), amortization of net deferred costs related to loan commitments (down $258 thousand), professional services expense (down $220 thousand) and Federal Reserve service charges (down $182 thousand).

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
Banking	$53,089	$48,763	$38,056	$101,852	$83,011
Financial Management Group	2,254	1,303	2,390	3,557	4,615
Non-Banks	(2,443)	(2,248)	(2,587)	(4,691)	(4,785)

Consolidated net income	$52,900	$47,818	$37,859	$100,718	$82,841

Banking

Net income for the three and six months ended June 30, 2010 increased $15.0 million, or 39.5%, and $18.8 million, or 22.7%, compared to the same periods in 2009. The increase during the three months ended June 30, 2010 was primarily the result of an $8.4 million increase in net interest income, an $8.0 million decrease in the provision for possible loan losses, a $1.5 million decrease in non-interest expense and a $1.3 million increase in non-interest income partly offset by a $4.1 million increase in income tax expense. The increase during the six months ended June 30, 2010 was primarily the result of an $18.3 million increase in net interest income, a $4.0 million decrease in the provision for possible loan losses and a $2.1 million increase in non-interest income partly offset by a $3.4 million increase in non-interest expense and a $2.2 million increase in income tax expense.

Net interest income for the three and six months ended June 30, 2010 increased $8.4 million, or 6.2%, and $18.3 million, or 6.9%, compared to the same periods in 2009. The increases were for the most part the result of increases in the average volume of interest-earning assets partly offset by decreases the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for the three and six months ended June 30, 2010 totaled $8.7 million and $22.2 million compared to $16.6 million and $26.2 million for the same periods in 2009. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income for the three and six months ended June 30, 2010 increased $1.3 million, or 2.9%, and $2.1 million, or 2.2%, compared to the same periods in 2009. The increases were primarily due to increases in other charges, commissions and fees, insurance commissions and other non-interest income partly offset by decreases in service charges on deposits. The increases in other charges, commissions and fees were primarily related to increases in unused balance fees on loan commitments, investment banking fees related to corporate advisory services and fees related to accounts receivable factoring. The decreases in service charges on deposit accounts were partly related to commercial accounts due to a decrease in service volumes for billable services. See further analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense for the three months and six ended June 30, 2010 decreased $1.5 million, or 1.3%, and increased $3.4 million, or 1.5%, compared to the same periods in 2009. The decrease for the three months ended June 30, 2010 was primarily related to decreases in deposit insurance expense and employee benefits expense partly offset by increases in salaries and wages, other non-interest expense, furniture and equipment expense and occupancy expense. The increase for the six months ended June 30, 2010 was primarily related to increases in salaries and wages, furniture and equipment expense, other non-interest expense and occupancy expense partly offset by decreases in deposit insurance expense and employee benefits expense. Deposit insurance expense during the second quarter of 2009 included a non-recurring $7.3 million accrual related to a special assessment applied to all insured depository institutions as of June 30, 2009. The decreases in employee benefits expense were primarily due to decreases in expenses related to the Corporation’s defined benefit retirement plan and profit sharing plans. The increases in salaries and wages were mostly related to increases in incentive compensation. See further analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $7.5 million and $18.8 million during the three and six months ended June 30, 2010 and $7.1 million and $18.0 million during the three and six months ended June 30, 2009. Insurance commission revenues increased $405 thousand, or 5.7%, and $792 thousand, or 4.4%, during the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three and six months ended June 30, 2010 decreased $136 thousand, or 5.7%, and $1.1 million, or 22.9%, compared to the same periods in 2009. The decrease during the three months ended June 30, 2010 was primarily due to a $980 thousand decrease in net interest income partly offset by a $643 thousand increase in non-interest income and a $132 thousand decrease in non-interest expense. The decrease during the six months ended June 30, 2010 was primarily due to a $3.0 million decrease in net interest income partly offset by a $1.4 million increase in non-interest income and a $573 thousand decrease in income tax expense.

Net interest income for the three and six months ended June 30, 2010 decreased $980 thousand, or 37.4%, and $3.0 million, or 50.1%, compared to the same periods in 2009. The decrease in net interest income was due to a decrease in the average volume of funds provided due to a decrease in the average volume of FMGs repurchase agreements combined with a decrease in the funds transfer price received for providing those funds.

Non-interest income for the three and six months ended June 30, 2010 increased $643 thousand, or 3.1%, and $1.4 million, or 3.4%, compared to the same periods in 2009. The increase during the three months ended June 30, 2010 was primarily due to increases in other charges, commissions and fees (up $744 thousand) and trust fees (up $211 thousand) partly offset by a decrease in other non-interest income (down $332 thousand). The increase during the six months ended June 30, 2010 was primarily due to increases in trust fees (up $1.2 million) and other charges, commissions and fees (up $602 thousand) partly offset by a decrease in other non-interest income (down $448 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 73% and 70% of total trust fees for the first six months of 2010 and 2009, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during the three months ended June 30, 2010 compared to the same period in 2009 was primarily the result of an increase in oil and gas trust management fees, real estate fees and estate fees partly offset by decreases in securities lending income. The increase in trust fee income during the six months ended June 30, 2010 compared to the same period in 2009 was primarily the result of an increase in investment fees partly offset by a decrease in securities lending income. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increases in other charges, commissions and fees during the three and six months ended June 30, 2010 compared to the same periods in 2009 were primarily related to increases in commission income related to the sale of mutual funds and mutual fund management fees partly offset by decreases in commission income related to the sale of money market accounts.

Non-interest expense decreased $132 thousand for the three months ended June 30, 2010 and did not significantly fluctuate for the six months ended June 30, 2010 compared to the same periods in 2009. During the three months ended June 30, 2010, decreases in salaries and wages and employee benefits (down $435 thousand on a combined basis), furniture and fixtures expense and deposit insurance expense were mostly offset by an increase in other non-interest expense (up $481 thousand).

The decrease in salaries and wages and employee benefits was primarily related to a decrease in stock-based compensation expense resulting from the forfeiture of certain awards and a decrease in incentive compensation. The increase in other non-interest expense was due to increases in sundry expense from miscellaneous items and sub-advisor fees for Frost Investment Advisors, LLC, among other things, partly offset by a decrease in outside computer services expense.

Non-Banks

The net loss for the Non-Banks operating segment decreased $144 thousand and $94 thousand for the three and six months ended June 30, 2010 compared to the same periods in 2009. Fluctuations in various categories of income and expense were not significant.

Income Taxes

The Corporation recognized income tax expense of $15.6 million and $28.6 million, for an effective tax rate of 22.8% and 22.1% for the three and six months ended June 30, 2010 compared to $11.7 million and $27.1 million, for an effective tax rate of 23.6% and 24.7% for the three and six months ended June 30, 2009. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies. The decrease in the effective tax rate during 2010 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Average Balance Sheet

Average assets totaled $16.7 billion for the six months ended June 30, 2010 representing an increase of $1.5 billion, or 9.9%, compared to average assets for the same period in 2009. The increase was primarily reflected in earning assets, which increased $1.6 billion, or 12.0%, during the first six months of 2010 compared to the same period in 2009. The increase in earning assets was primarily due to a $1.2 billion increase in average interest-bearing deposits and federal funds sold and resale agreements and a $1.0 billion increase in average securities partly offset by a $590.3 million decrease in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $13.7 billion for the first six months of 2010, increasing $1.8 billion, or 15.5%, compared to the same period in 2009. Average interest-bearing accounts totaled 64.9% and 65.7% of average total deposits during the first six months of 2010 and 2009, respectively.

Loans

Loans were as follows as of the dates indicated:

	June 30,	Percent	March 31,	December 31,	June 30,
	2010	of Total	2010	2009	2009
Commercial and industrial:
Commercial	$3,368,349	41.8%	$3,466,706	$3,577,758	$3,803,826
Leases	193,107	2.4	185,540	197,605	202,239
Asset-based	128,616	1.6	118,342	117,213	99,620

Total commercial and industrial	3,690,072	45.8	3,770,588	3,892,576	4,105,685

Real estate:
Construction:
Commercial	585,668	7.3	635,146	659,459	670,303
Consumer	28,175	0.3	26,876	30,325	47,523
Land:
Commercial	231,768	2.9	235,536	259,200	320,780
Consumer	1,991	—	2,008	1,677	1,605
Commercial mortgages	2,377,162	29.5	2,333,703	2,327,471	2,286,292
1-4 family residential mortgages	63,220	0.8	66,368	66,351	70,838
Home equity and other consumer	718,568	8.9	720,561	730,079	733,053

Total real estate	4,006,552	49.7	4,020,198	4,074,562	4,130,394

Consumer:
Student loans held for sale	—	—	18,771	24,201	27,086
Other	340,719	4.2	336,604	346,255	350,167
Other	50,411	0.6	64,732	52,406	55,861
Unearned discount	(22,075)	(0.3)	(21,302)	(22,220)	(25,500)

Total loans	$8,065,679	100.0%	$8,189,591	$8,367,780	$8,643,693

Loans decreased $302.1 million, or 3.6%, compared to December 31, 2009. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 45.8% and 46.5% of total loans at June 30, 2010 and December 31, 2009, respectively while real estate loans made up 49.7% and 48.7% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $202.5 million, or 5.2%, during the first six months of 2010. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (SNCs) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $405.5 million at June 30, 2010, decreasing $57.9 million, or 12.5%, from $463.4 million at December 31, 2009. At June 30, 2010, 60.6% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans decreased $68.0 million, or 1.7%, during the first six months of 2010. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.2 billion at June 30, 2010 and represented 79.7% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At June 30, 2010, approximately 61.2% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

The consumer loan portfolio, including all consumer real estate, decreased $46.2 million, or 3.9%, from December 31, 2009. As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale and 1-4 family residential mortgages.

	June 30,	March 31,	December 31,	June 30,
	2010	2010	2009	2009
Consumer real estate:
Construction	$28,175	$26,876	$30,325	$47,523
Land	1,991	2,008	1,677	1,605
Home equity loans	274,129	279,012	289,535	303,465
Home equity lines of credit	175,753	169,393	166,441	154,776
Other consumer real estate	268,686	272,156	274,103	274,812

Total consumer real estate	748,734	749,445	762,081	782,181
Consumer non-real estate	340,719	336,604	346,255	350,167
Student loans held for sale	—	18,771	24,201	27,086
1-4 family residential mortgages	63,220	66,368	66,351	70,838

Total consumer loans	$1,152,673	$1,171,188	$1,198,888	$1,230,272

The consumer non-real estate loan portfolio primarily consists of automobile loans, unsecured revolving credit products, personal loans secured by cash and cash equivalents and other similar types of credit facilities. In general, the Corporation no longer originates 1-4 family mortgage loans, however, from time to time, the Corporation may originate such loans to meet the needs of its customers. Additionally, during the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. Student loans were primarily originated for resale on the secondary market and classified as held for sale. All remaining student loans were sold during the second quarter of 2010.

Non-Performing Assets

Non-performing assets and accruing past due loans are presented in the table below. The Corporation did not have any restructured loans as of the dates presented.

	June 30,	March 31,	December 31,	June 30,
	2010	2010	2009	2009
Non-accrual loans:
Commercial and industrial	$53,926	$70,024	$78,638	$93,381
Real estate	56,904	57,469	54,592	59,292
Consumer and other	23,694	17,124	13,637	16,132

Total non-accrual loans	134,524	144,617	146,867	168,805

Foreclosed assets:
Real estate	24,288	26,456	33,305	20,959
Other	456	480	7	519

Total foreclosed assets	24,744	26,936	33,312	21,478

Total non-performing assets	$159,268	$171,553	$180,179	$190,283

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.97%	2.09%	2.14%	2.20%
Total assets	0.93	1.02	1.11	1.21

Accruing past due loans:
30 to 89 days past due	$66,732	$87,687	$90,173	$61,002
90 or more days past due	33,246	34,413	23,911	41,112

Total accruing past due loans	$99,978	$122,100	$114,084	$102,114

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.83%	1.07%	1.08%	0.70%
90 or more days past due	0.41	0.42	0.28	0.48

Total accruing past due loans	1.24%	1.49%	1.36%	1.18%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at June 30, 2010 decreased $20.9 million from December 31, 2009. In general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions. Non-accrual commercial loans included two credit relationships in excess of $5 million totaling $18.8 million at June 30, 2010 and three credit relationships in excess of $5 million totaling $37.6 million at December 31, 2009. Non-accrual commercial loans also included $12.9 million and $16.3 million in loans to certain Mexican borrowers at June 30, 2010 and December 31, 2009, respectively, primarily related to deterioration in the U.S. dollar exchange rate of the Mexican peso. Non-accrual real estate loans primarily consist of land development and 1-4 family residential construction credit relationships and loans secured by office buildings. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At June 30, 2010 and December 31, 2009, the Corporation had $23.6 million and $17.4 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At June 30, 2010, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at June 30, 2010, 39.8% related to a customer in the credit collections industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $964 thousand and $2.0 million for the three and six months ended June 30, 2010, compared to $942 thousand and $1.6 million for the same periods in 2009.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
Balance at beginning of period	$125,369	$125,309	$114,168	$125,309	$110,244

Provision for possible loan losses	8,650	13,571	16,601	22,221	26,202

Charge-offs:
Commercial and industrial	(6,332)	(9,180)	(3,626)	(15,512)	(6,520)
Real estate	(2,343)	(3,789)	(4,309)	(6,132)	(6,341)
Consumer and other	(2,746)	(2,837)	(2,595)	(5,583)	(5,229)

Total charge-offs	(11,421)	(15,806)	(10,530)	(27,227)	(18,090)

Recoveries:
Commercial and industrial	728	540	556	1,268	1,045
Real estate	692	60	257	752	278
Consumer and other	1,424	1,695	1,449	3,119	2,822

Total recoveries	2,844	2,295	2,262	5,139	4,145

Net charge-offs	(8,577)	(13,511)	(8,268)	(22,088)	(13,945)

Balance at end of period	$125,442	$125,369	$122,501	$125,442	$122,501

Ratio of allowance for possible loan losses to:
Total loans	1.56%	1.53%	1.42%	1.56%	1.42%
Non-accrual loans	93.25	86.69	72.57	93.25	72.57

Ratio of annualized net charge-offs to average total loans	0.42	0.66	0.38	0.54	0.32

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

The provision for possible loan losses decreased by $8.0 million, or 47.9% and $4.0 million, or 15.2%, during the three and six months ended June 30, 2010 compared to the same periods in 2009 and $4.9 million, or 36.3% compared to the first quarter of 2010. The higher provisions for possible loan losses during 2009 were partly related to the increasing trend of classified loans related to the prevailing weak economic conditions. The decrease in the level of the provision for possible loan losses during the second quarter of 2010 compared to the first quarter of 2010 is reflective of the level of net charge-offs during those periods. Net charge-offs during the three and six months ended June 30, 2010 increased $309 thousand and $8.1 million compared to the same periods in 2009 and decreased $4.9 million compared to the first quarter of 2010. Net charge-offs as a percentage of average loans increased 4 basis points and 22 basis points during the three and six months ended June 30, 2010 compared to the same periods in 2009 and decreased 24 basis points compared to the first quarter of 2010. The increase in net charge-offs from the comparable periods in 2009 is reflective of the increase in classified assets related to weaker economic conditions, while the decrease in net charge-offs from the first quarter of 2010 is reflective of a stabilization of the trend of increasing classified assets experienced through-out 2009 as well as the Corporation’s ability to manage the overall credit quality of the loan portfolio. The ratio of the allowance for possible loan losses to total loans increased 6 basis points from 1.50% at December 31, 2009 to 1.56% at June 30, 2010, primarily due to a $302.1 million decrease in loans. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.0 billion and $1.9 billion at June 30, 2010 and December 31, 2009 and $1.8 billion at June 30, 2009. In addition to net income of $100.7 million and other comprehensive income, net of tax, of $61.6 million, other changes in shareholders’ equity during the first six months of 2010 included $53.2 million of dividends paid, $23.2 million in proceeds from stock option exercises and the related tax benefits of $277 thousand and $7.1 million related to stock-based compensation. Additionally, the Corporation issued/sold $7.0 million in newly issued common stock as well as common stock held in treasury to the Corporation’s 401(k) plan. During the second quarter of 2009, the Corporation began to issue shares of the Corporation’s common stock directly to the Corporation’s 401(k) plan in connection with matching contributions. Additionally, the 401(k) plan began to purchase shares of the Corporation’s common stock directly from the Corporation utilizing proceeds from dividends that plan participants elected to reinvest in the Corporation’s common stock. Previously, the Corporation contributed the matching contributions in cash, which, along with the proceeds from dividends on the Corporation’s common stock, were then utilized to purchase shares of the Corporation’s common stock on the open market.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $215.8 million at June 30, 2010, increasing $61.6 million compared to a net, after-tax, unrealized gain of $154.2 million at December 31, 2009. This fluctuation was primarily related to the after-tax effect of changes in the net unrealized gain/loss on securities available for sale and the accumulated net gain/loss on effective cash flow hedges. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.43 and $0.45 per common share during the first and second quarters of 2010 and quarterly dividends of $0.42 and $0.43 per common share during the first and second quarters of 2009. This equates to a dividend payout ratio of 54.2% and 51.6% during the first and second quarters of 2010 and 55.5% and 67.7% during the first and second quarters of 2009.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Corporation’s bank subsidiary. See Note 7 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At June 30, 2010, Cullen/Frost had liquid assets, including unrestricted cash and securities purchased under resell agreements, totaling $141.0 million, which included $8.8 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date

(dollars in thousands - taxable-equivalent basis)

	June 30, 2010			June 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,665,653	$1,844	0.22%	$391,357	$523	0.27%
Federal funds sold and resell agreements	16,674	31	0.38	104,794	181	0.35
Securities:
Taxable	3,112,644	60,557	4.03	2,772,468	65,206	4.83
Tax-exempt	1,887,246	63,435	7.04	1,223,974	43,019	7.28

Total securities	4,999,890	123,992	5.16	3,996,442	108,225	5.57
Loans, net of unearned discounts	8,205,925	207,525	5.10	8,796,258	220,314	5.05

Total Earning Assets and Average Rate Earned	14,888,142	333,392	4.56	13,288,851	329,243	5.03
Cash and due from banks	507,609			581,403
Allowance for possible loan losses	(126,684)			(114,804)
Premises and equipment, net	322,802			282,543
Accrued interest and other assets	1,109,767			1,165,166

Total Assets	$16,701,636			$15,203,159

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,334,131			$3,583,923
Correspondent banks	308,966			376,835
Public funds	152,638			94,329

Total non-interest-bearing demand deposits	4,795,735			4,055,087
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,226,773	1,621	0.15	1,928,287	1,312	0.14
Money market deposit accounts	4,889,125	9,208	0.38	3,810,940	12,502	0.66
Time accounts	1,293,637	4,613	0.72	1,671,531	16,664	2.01
Public funds	449,021	496	0.22	356,791	912	0.52

Total interest-bearing deposits	8,858,556	15,938	0.36	7,767,549	31,390	0.81

Total deposits	13,654,291			11,822,636
Federal funds purchased and repurchase agreements	472,509	174	0.07	706,220	685	0.20
Junior subordinated deferrable interest debentures	136,084	3,556	5.23	136,084	3,625	5.33
Subordinated notes payable and other notes	250,000	8,159	6.53	250,000	8,159	6.53
Federal Home Loan Bank advances	5,193	168	6.53	222,873	3,326	3.01

Total Interest-Bearing Funds and Average Rate Paid	9,722,342	27,995	0.58	9,082,726	47,185	1.05

Accrued interest and other liabilities	226,096			272,729

Total Liabilities	14,744,173			13,410,542
Shareholders’ Equity	1,957,463			1,792,617

Total Liabilities and Shareholders’ Equity	$16,701,636			$15,203,159

Net interest income		$305,397			$282,058

Net interest spread			3.98%			3.98%

Net interest income to total average earning assets			4.18%			4.30%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	June 30, 2010			March 31, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,785,527	$989	0.22%	$1,506,029	$855	0.23%
Federal funds sold and resell agreements	23,046	21	0.36	10,232	10	0.40
Securities:
Taxable	3,202,840	31,482	4.08	3,021,446	29,075	3.98
Tax-exempt	1,917,660	32,201	7.04	1,856,494	31,234	7.04

Total securities	5,120,500	63,683	5.18	4,877,940	60,309	5.13
Loans, net of unearned discounts	8,141,908	103,779	5.11	8,270,653	103,746	5.09

Total Earning Assets and Average Rate Earned	15,070,981	168,472	4.54	14,664,854	164,920	4.59
Cash and due from banks	500,930			552,779
Allowance for possible loan losses	(126,526)			(126,844)
Premises and equipment, net	321,652			323,965
Accrued interest and other assets	1,104,977			1,115,007

Total Assets	$16,872,014			$16,529,761

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,445,554			$4,221,470
Correspondent banks	304,782			313,198
Public funds	155,816			149,424

Total non-interest-bearing demand deposits	4,906,152			4,684,092
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,253,942	811	0.14	2,199,302	810	0.15
Money market deposit accounts	4,956,757	4,303	0.35	4,820,741	4,905	0.41
Time accounts	1,278,948	2,030	0.64	1,308,488	2,583	0.80
Public funds	421,161	233	0.22	477,192	263	0.22

Total interest-bearing deposits	8,910,808	7,377	0.33	8,805,723	8,561	0.39

Total deposits	13,816,960			13,489,815
Federal funds purchased and repurchase agreements	450,234	116	0.10	495,031	58	0.05
Junior subordinated deferrable interest debentures	136,084	1,783	5.24	136,084	1,773	5.21
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	3,841	63	6.59	6,560	105	6.49

Total Interest-Bearing Funds and Average Rate Paid	9,750,967	13,418	0.55	9,693,398	14,577	0.61

Accrued interest and other liabilities	226,379			226,206

Total Liabilities	14,883,498			14,603,696
Shareholders’ Equity	1,988,516			1,926,065

Total Liabilities and Shareholders’ Equity	$16,872,014			$16,529,761

Net interest income		$155,054			$150,343

Net interest spread			3.99%			3.98%

Net interest income to total average earning assets			4.18%			4.19%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	December 31, 2009			September 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,411,916	$946	0.27%	$1,107,804	$692	0.25%
Federal funds sold and resell agreements	9,629	9	0.37	19,213	17	0.35
Securities:
Taxable	2,854,094	29,664	4.33	2,854,826	30,214	4.35
Tax-exempt	1,784,485	29,769	7.02	1,556,791	26,758	7.12

Total securities	4,638,579	59,433	5.36	4,411,617	56,972	5.33
Loans, net of unearned discounts	8,440,439	108,026	5.08	8,581,985	108,735	5.03

Total Earning Assets and Average Rate Earned	14,500,563	168,414	4.69	14,120,619	166,416	4.73
Cash and due from banks	544,105			636,244
Allowance for possible loan losses	(126,773)			(124,085)
Premises and equipment, net	320,388			305,855
Accrued interest and other assets	1,096,602			1,107,962

Total Assets	$16,334,885			$16,046,595

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,111,853			$3,886,259
Correspondent banks	331,128			356,694
Public funds	131,120			100,078

Total non-interest-bearing demand deposits	4,574,101			4,343,031
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,172,474	869	0.16	2,067,271	834	0.16
Money market deposit accounts	4,596,092	6,060	0.52	4,379,798	6,147	0.56
Time accounts	1,445,625	3,803	1.04	1,652,043	6,292	1.51
Public funds	429,399	300	0.28	353,936	320	0.36

Total interest-bearing deposits	8,643,590	11,032	0.51	8,453,048	13,593	0.64

Total deposits	13,217,691			12,796,079
Federal funds purchased and repurchase agreements	473,103	124	0.10	561,344	243	0.17
Junior subordinated deferrable interest debentures	136,084	1,792	5.27	136,084	1,814	5.33
Subordinated notes payable and other notes	250,000	4,079	6.53	250,000	4,080	6.53
Federal Home Loan Bank advances	79,064	644	3.23	236,568	1,771	2.97

Total Interest-Bearing Funds and Average Rate Paid	9,581,841	17,671	0.73	9,637,044	21,501	0.89

Accrued interest and other liabilities	269,845			237,578

Total Liabilities	14,425,787			14,217,653
Shareholders’ Equity	1,909,098			1,828,942

Total Liabilities and Shareholders’ Equity	$16,334,885			$16,046,595

Net interest income		$150,743			$144,915

Net interest spread			3.96%			3.84%

Net interest income to total average earning assets			4.20%			4.12%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	June 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$500,466	$261	0.21%
Federal funds sold and resell agreements	84,193	62	0.30
Securities:
Taxable	2,885,548	32,105	4.57
Tax-exempt	1,377,897	23,947	7.23

Total securities	4,263,445	56,052	5.43
Loans, net of unearned discounts	8,783,964	110,711	5.06

Total Earning Assets and Average Rate Earned	13,632,068	167,086	4.96
Cash and due from banks	562,278
Allowance for possible loan losses	(116,881)
Premises and equipment, net	291,346
Accrued interest and other assets	1,150,239

Total Assets	$15,519,050

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,693,553
Correspondent banks	348,772
Public funds	95,569

Total non-interest-bearing demand deposits	4,137,894
Interest-bearing deposits:
Private accounts
Savings and interest checking	1,993,706	739	0.15
Money market deposit accounts	3,940,620	5,735	0.58
Time accounts	1,779,054	7,946	1.79
Public funds	332,024	384	0.46

Total interest-bearing deposits	8,045,404	14,804	0.74

Total deposits	12,183,298
Federal funds purchased and repurchase agreements	632,671	298	0.19
Junior subordinated deferrable interest debentures	136,084	1,818	5.34
Subordinated notes payable and other notes	250,000	4,079	6.53
Federal Home Loan Bank advances	236,572	1,762	2.99

Total Interest-Bearing Funds and Average Rate Paid	9,300,731	22,761	0.98

Accrued interest and other liabilities	261,931

Total Liabilities	13,700,556
Shareholders’ Equity	1,818,494

Total Liabilities and Shareholders’ Equity	$15,519,050

Net interest income		$144,325

Net interest spread			3.98%

Net interest income to total average earning assets			4.28%

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

As of June 30, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.9% and 4.1%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.5% relative to the base case over the next 12 months. As of June 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variance in net interest income of 1.0% and 2.0%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.2% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2010 and 2009 was considered to be remote given prevailing interest rate levels.

The Corporation experienced significant growth in deposits in 2010 compared to 2009. The deposit growth funded a significant increase in fixed-rate securities and short-term interest-bearing deposits, which are generally immediately impacted by changes in interest rates. During the fourth quarter of 2009, the Corporation also terminated portions of certain interest rate swap contracts that were designated as hedging instruments in cash flow hedges that effectively fixed the interest rates on $400 million of variable-rate loans. See Note 8 -Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information. The Corporation’s sensitivity to increases in interest rates as of June 30, 2010 increased compared to June 30, 2009 primarily as a result of the increase in short-term interest-bearing deposits and the termination of portions of certain interest rate swap contracts on $400 million of variable-rate loans. The effect of these items on the Corporation’s interest rate sensitivity was partly offset by the decreased interest rate sensitivity resulting from the increase in fixed-rate securities.

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law (see the section captioned “Recent Legislation Impacting the Financial Services Industry” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report). The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects interest costs associated with demand deposits to increase. Furthermore, the Corporation’s balance sheet is expected to become less asset sensitive.

As of June 30, 2010, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 1.6% negative variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.3% positive variance in net interest income.

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2010 to April 30, 2010	—	$—	—	—
May 1, 2010 to May 31, 2010	—	—	—	—
June 1, 2010 to June 30, 2010	—	—	—	—

	—		—

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

10. 1	Description of the Bonus Plan for the Chief Executive Officer

10. 2	Description of the Executive Management Bonus Plan

31. 1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31. 2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32. 1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32. 2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101++	Interactive Data File

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: July 28, 2010	By:	/S/ PHILLIP D. GREEN
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)