Form 10-Q
period 2010-09-30
CULLEN FROST BANKERS INC
filed 2010-10-27
CIK 39263

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

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

As of October 21, 2010, there were 60,938,634 shares of the registrant's Common Stock, $.01 par value, outstanding.

Cullen/Frost Bankers, Inc.

Quarterly Report on Form 10-Q

September 30, 2010

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Cullen/Frost Bankers, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$102,874	$107,578	$307,898	$325,382
Securities:
Taxable	30,968	30,214	91,525	95,420
Tax-exempt	20,380	16,989	60,399	44,556
Interest-bearing deposits	1,438	692	3,282	1,215
Federal funds sold and resell agreements	28	17	59	198

Total interest income	155,688	155,490	463,163	466,771

Interest expense:
Deposits	7,334	13,593	23,272	44,983
Federal funds purchased and repurchase agreements	116	243	290	928
Junior subordinated deferrable interest debentures	1,741	1,814	5,297	5,439
Other long-term borrowings	4,081	5,851	12,408	17,336

Total interest expense	13,272	21,501	41,267	68,686

Net interest income	142,416	133,989	421,896	398,085
Provision for possible loan losses	10,100	16,940	32,321	43,142

Net interest income after provision for possible loan losses	132,316	117,049	389,575	354,943

Non-interest income:
Trust fees	17,029	16,755	51,029	49,599
Service charges on deposit accounts	24,980	26,395	74,714	76,457
Insurance commissions and fees	8,588	8,505	27,238	26,362
Other charges, commissions and fees	7,708	6,845	22,656	19,895
Net gain (loss) on securities transactions	—	—	6	49
Other	12,125	10,991	36,112	34,999

Total non-interest income	70,430	69,491	211,755	207,361

Non-interest expense:
Salaries and wages	59,743	58,591	178,845	171,907
Employee benefits	12,698	13,445	39,894	42,468
Net occupancy	12,197	11,111	34,969	32,665
Furniture and equipment	12,165	11,133	35,316	32,158
Deposit insurance	4,661	4,643	15,533	20,686
Intangible amortization	1,276	1,564	3,908	5,064
Other	29,812	31,747	93,335	93,074

Total non-interest expense	132,552	132,234	401,800	398,022

Income before income taxes	70,194	54,306	199,530	164,282
Income taxes	15,199	9,607	43,817	36,742

Net income	$54,995	$44,699	$155,713	$127,540

Earnings per common share:
Basic	$0.90	$0.75	$2.57	$2.14
Diluted	0.90	0.75	2.57	2.14

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2010	December 31, 2009	September 30, 2009
Assets:
Cash and due from banks	$580,005	$558,490	$425,047
Interest-bearing deposits	2,264,241	1,157,699	1,355,129
Federal funds sold and resell agreements	8,638	5,290	9,115

Total cash and cash equivalents	2,852,884	1,721,479	1,789,291

Securities held to maturity, at amortized cost	256,724	6,115	6,351
Securities available for sale, at estimated fair value	5,255,006	4,884,257	4,531,687
Trading account securities	14,934	16,126	14,914
Loans, net of unearned discounts	8,052,948	8,367,780	8,518,608
Less: Allowance for possible loan losses	(126,157)	(125,309)	(123,122)

Net loans	7,926,791	8,242,471	8,395,486
Premises and equipment, net	315,259	324,098	313,271
Goodwill	527,684	527,684	527,684
Other intangible assets, net	15,552	19,460	20,933
Cash surrender value of life insurance policies	128,758	125,405	124,270
Accrued interest receivable and other assets	444,534	420,943	434,338

Total assets	$17,738,126	$16,288,038	$16,158,225

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$5,294,993	$4,645,802	$4,426,907
Interest-bearing deposits	9,235,094	8,667,508	8,494,831

Total deposits	14,530,087	13,313,310	12,921,738

Federal funds purchased and repurchase agreements	430,737	482,048	452,921
Junior subordinated deferrable interest debentures	123,712	136,084	136,084
Other long-term borrowings	250,049	256,562	486,566
Accrued interest payable and other liabilities	287,404	205,610	255,030

Total liabilities	15,621,989	14,393,614	14,252,339

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; none issued	—	—	—
Junior participating preferred stock, par value $0.01 per share; 250,000 shares authorized; none issued	—	—	—
Common stock, par value $0.01 per share; 210,000,000 shares authorized; 60,836,307 shares issued at September 30, 2010 and 60,236,862 shares issued at December 31, 2009 and September 30, 2009	608	602	602
Additional paid-in capital	640,398	600,355	599,984
Retained earnings	1,223,891	1,150,103	1,125,059
Accumulated other comprehensive income (loss), net of tax	251,240	154,205	197,061
Treasury stock, 198,586 shares at December 31,2009 and 307,948 shares at September 30, 2009, at cost	—	(10,841)	(16,820)

Total shareholders’ equity	2,116,137	1,894,424	1,905,886

Total liabilities and shareholders’ equity	$17,738,126	$16,288,038	$16,158,225

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
Total shareholders’ equity at beginning of period	$1,894,424	$1,763,527

Comprehensive income:
Net income	155,713	127,540
Other comprehensive income (loss)	97,035	59,767

Total comprehensive income	252,748	187,307

Stock option exercises/deferred stock unit conversions (611,253 shares in 2010 and 417,425 shares in 2009)	28,530	15,855
Stock compensation expense recognized in earnings	10,480	9,488
Tax benefits related to stock compensation	464	1,431
Purchase of treasury stock (3,406 shares in 2010)	(193)	—
Treasury stock issued/sold to the 401(k) stock purchase plan (40,019 shares in 2010 and 95,056 shares in 2009)	2,069	4,600
Common stock issued/sold to the 401(k) stock purchase plan (150,165 shares in 2010)	8,183	—
Cash dividends ($1.33 per share in 2010 and $1.28 per share in 2009)	(80,568)	(76,322)

Total shareholders’ equity at end of period	$2,116,137	$1,905,886

See Notes to Consolidated Financial Statements.

Cullen/Frost Bankers, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income	$155,713	$127,540
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	32,321	43,142
Deferred tax expense (benefit)	(878)	(6,492)
Accretion of loan discounts	(7,889)	(11,130)
Securities premium amortization (discount accretion), net	5,974	1,829
Net (gain) loss on securities transactions	(6)	(49)
Depreciation and amortization	27,929	27,099
Net (gain) loss on sale of loans held for sale and other assets	4,495	1,695
Stock-based compensation expense	10,480	9,488
Net tax benefit (deficiency) from stock-based compensation	(149)	801
Excess tax benefits from stock-based compensation	(613)	(630)
Earnings on life insurance policies	(3,353)	(3,723)
Net change in:
Trading account securities	1,192	(362)
Loans held for sale	24,029	4,660
Accrued interest receivable and other assets	(2,464)	78,099
Accrued interest payable and other liabilities	35,925	(58,410)

Net cash from operating activities	282,706	213,557

Investing Activities:
Securities held to maturity:
Purchases	(250,981)	—
Maturities, calls and principal repayments	541	597
Securities available for sale:
Purchases	(11,004,691)	(11,616,333)
Sales	9,997,994	9,947
Maturities, calls and principal repayments	743,257	10,759,640
Net change in loans	268,944	277,925
Net cash paid in acquisitions	—	(1,205)
Proceeds from sales of premises and equipment	905	70
Purchases of premises and equipment	(9,366)	(62,458)
Benefits received on life insurance policies	—	650
Proceeds from sales of repossessed properties	4,507	5,319

Net cash from investing activities	(248,890)	(625,848)

Financing Activities:
Net change in deposits	1,216,777	1,412,801
Net change in short-term borrowings	(51,311)	(620,358)
Proceeds from long-term borrowings	—	230,000
Principal payments on long-term borrowings	(18,885)	(11)
Proceeds from stock option exercises	28,530	15,855
Excess tax benefits from stock-based compensation	613	630
Purchase of treasury stock	(193)	—
Common stock/treasury stock sold to the 401(k) stock purchase plan	2,626	1,656
Cash dividends paid	(80,568)	(76,322)

Net cash from financing activities	1,097,589	964,251

Net change in cash and cash equivalents	1,131,405	551,960
Cash and equivalents at beginning of period	1,721,479	1,237,331

Cash and equivalents at end of period	$2,852,884	$1,789,291

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

Cash Flow Reporting. Additional cash flow information was as follows:

	Nine Months Ended September 30,
	2010	2009
Cash paid for interest	$47,976	$75,947
Cash paid for income tax	47,351	59,240

Significant non-cash transactions:
Loans foreclosed and transferred to other real estate owned and foreclosed assets	12,707	25,725
Loans to facilitate the sale of other real estate owned	14,258	1,825
Common stock/treasury stock issued to the Corporation’s 401(k) stock purchase plan	7,626	2,944

Reclassifications. Certain items in prior financial statements have been reclassified to conform to the current presentation.

Note 2 - Securities

A summary of the amortized cost and estimated fair value of securities, excluding trading securities, is presented below.

	September 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
U.S. Treasury	$247,327	$26,111	$—	$273,438	$—	$—	$—	$—
Residential mortgage-backed securities	4,572	159	—	4,731	5,115	141	—	5,256
States and political subdivisions	3,825	137	—	3,962	—	—	—	—
Other	1,000	—	9	991	1,000	—	—	1,000

Total	$256,724	$26,407	$9	$283,122	$6,115	$141	$—	$6,256

Securities Available for Sale:
U. S. Treasury	$972,902	$25,527	$—	$998,429	$399,444	$811	$—	$400,255
Residential mortgage-backed securities	2,137,004	122,096	—	2,259,100	2,491,579	89,740	4,010	2,577,309
States and political subdivisions	1,823,569	135,176	68	1,958,677	1,785,914	83,894	1,150	1,868,658
Other	38,800	—	—	38,800	38,035	—	—	38,035

Total	$4,972,275	$282,799	$68	$5,255,006	$4,714,972	$174,445	$5,160	$4,884,257

All mortgage-backed securities included in the above table were issued by U.S. government agencies and corporations. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities in the above table. The carrying value of pledged securities to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $1.8 billion and $1.9 billion at September 30, 2010 and December 31, 2009.

Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from sales	$—	$—	$9,997,994	$9,947
Gross realized gains	—	—	8	49
Gross realized losses	—	—	2	—

As of September 30, 2010, securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held To Maturity
Other	$991	$9	$—	$—	$991	$9

Available for Sale
States and political subdivisions	$4,472	$46	$1,480	$22	$5,952	$68

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of September 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The amortized cost and estimated fair value of securities, excluding trading securities, at September 30, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$217,510	$218,749
Due after one year through five years	1,000	991	842,124	870,373
Due after five years through ten years	247,327	273,438	157,893	169,428
Due after ten years	3,825	3,962	1,578,944	1,698,556
Mortgage-backed securities	4,572	4,731	2,137,004	2,259,100
Equity securities	—	—	38,800	38,800

Total	$256,724	$283,122	$4,972,275	$5,255,006

Trading account securities, at estimated fair value, were as follows:

	September 30, 2010	December 31, 2009
U.S. Treasury	$14,833	$16,126
States and political subdivisions	101	—

Total	$14,934	$16,126

Net gains and losses on trading account securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net gain on sales transactions	$509	$533	$1,389	$1,442
Net mark-to-market gains	20	13	143	102

Net gain on trading account securities	$529	$546	$1,532	$1,544

Note 3 - Loans

Loans were as follows:

	September 30, 2010	Percentage of Total	December 31, 2009	Percentage of Total	September 30, 2009	Percentage of Total
Commercial and industrial:
Commercial	$3,415,306	42.4%	$3,577,758	42.7%	$3,710,928	43.6%
Leases	189,810	2.4	197,605	2.4	198,813	2.3
Asset-based	123,658	1.5	117,213	1.4	121,091	1.4

Total commercial and industrial	3,728,774	46.3	3,892,576	46.5	4,030,832	47.3
Real estate:
Construction:
Commercial	586,073	7.3	659,459	7.9	661,289	7.8
Consumer	24,446	0.3	30,325	0.4	37,905	0.4
Land:
Commercial	238,060	3.0	259,200	3.1	289,181	3.4
Consumer	1,618	—	1,677	—	1,751	—
Commercial mortgages	2,359,169	29.3	2,327,471	27.8	2,289,835	26.9
1-4 family residential mortgages	60,177	0.7	66,351	0.8	67,036	0.8
Home equity and other consumer	724,584	9.0	730,079	8.7	740,833	8.7

Total real estate	3,994,127	49.6	4,074,562	48.7	4,087,830	48.0
Consumer:
Student loans held for sale	—	—	24,201	0.3	24,358	0.3
Other	322,239	4.0	346,255	4.2	353,345	4.2
Other	28,891	0.4	52,406	0.6	46,284	0.5
Unearned discounts	(21,083)	(0.3)	(22,220)	(0.3)	(24,041)	(0.3)

Total loans	$8,052,948	100.0%	$8,367,780	100.0%	$8,518,608	100.0%

Concentrations of Credit. Most of the Corporation’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio as well as other markets. The majority of the Corporation’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of September 30, 2010, other than energy, which totaled approximately 10% of total loans, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Student Loans Held for Sale. Student loans were primarily originated for resale on the secondary market. These loans, were generally sold on a non-recourse basis and were carried at the lower of cost or market on an aggregate basis. During the second quarter of 2008, the Corporation elected to discontinue the origination of student loans for resale, aside from previously outstanding commitments. All remaining student loans were sold during the second quarter of 2010.

Foreign Loans. The Corporation has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2010 or December 31, 2009.

Non-Performing/Past Due Loans. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Non-accrual loans and accruing loans past due more than 90 days were as follows:

	September 30, 2010	December 31, 2009
Non-accrual loans	$144,900	$146,867
Accruing loans more than 90 days past due	33,850	23,911

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

Impaired loans were as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
Balance of impaired loans with no allocated allowance	$74,581	$97,847	$90,165
Balance of impaired loans with an allocated allowance	58,838	37,657	92,638

Total recorded investment in impaired loans	$133,419	$135,504	$182,803

Amount of the allowance allocated to impaired loans	$20,532	$12,444	$28,251

The impaired loans included in the table above were primarily comprised of collateral dependent commercial and commercial real estate loans. The average recorded investment in impaired loans was $129.1 million and $131.7 million for the three and nine months ended September 30, 2010 and $171.1 million and $126.8 million for the three and nine months ended September 30, 2009. No interest income was recognized on these loans subsequent to their classification as impaired.

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

Activity in the allowance for possible loan losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$125,442	$122,501	$125,309	$110,244
Provision for possible loan losses	10,100	16,940	32,321	43,142
Net charge-offs:
Losses charged to the allowance	(12,478)	(18,987)	(39,705)	(37,077)
Recoveries of loans previously charged off	3,093	2,668	8,232	6,813

Net charge-offs	(9,385)	(16,319)	(31,473)	(30,264)

Balance at the end of the period	$126,157	$123,122	$126,157	$123,122

Note 4 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets were as follows:

	September 30, 2010	December 31, 2009
Goodwill	$527,684	$527,684

Other intangible assets:
Core deposits	$12,836	$16,066
Customer relationship	2,416	2,982
Non-compete agreements	300	412

	$15,552	$19,460

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2010 is as follows:

Remainder of 2010	$1,217
2011	4,299
2012	3,500
2013	2,729
2014	1,944
Thereafter	1,863

$15,552

Note 5 - Deposits

Deposits were as follows:

	September 30, 2010	Percentage of Total	December 31, 2009	Percentage of Total	September 30, 2009	Percentage of Total
Non-interest-bearing demand deposits:
Commercial and individual	$4,774,943	32.9%	$4,147,516	31.1%	$3,972,598	30.7%
Correspondent banks	312,372	2.1	343,622	2.6	316,215	2.5
Public funds	207,678	1.4	154,664	1.2	138,094	1.1

Total non-interest-bearing demand deposits	5,294,993	36.4	4,645,802	34.9	4,426,907	34.3

Interest-bearing deposits:
Private accounts:
Savings and interest checking	2,302,753	15.9	2,291,374	17.2	2,106,872	16.3
Money market accounts	5,357,511	36.9	4,546,365	34.1	4,411,682	34.1
Time accounts under $100,000	586,158	4.0	669,397	5.0	808,931	6.3
Time accounts of $100,000 or more	604,477	4.2	685,973	5.2	775,337	6.0

Total private accounts	8,850,899	61.0	8,193,109	61.5	8,102,822	62.7

Public funds:
Savings and interest checking	184,429	1.2	255,717	1.9	194,258	1.5
Money market accounts	97,225	0.7	86,893	0.7	72,189	0.5
Time accounts under $100,000	2,790	—	4,190	—	3,260	—
Time accounts of $100,000 or more	99,751	0.7	127,599	1.0	122,302	1.0

Total public funds	384,195	2.6	474,399	3.6	392,009	3.0

Total interest-bearing deposits	9,235,094	63.6	8,667,508	65.1	8,494,831	65.7

Total deposits	$14,530,087	100.0%	$13,313,310	100.0%	$12,921,738	100.0%

The following table presents additional information about the Corporation’s deposits:

	September 30, 2010	December 31, 2009	September 30, 2009
Money market deposits obtained through brokers	$324,106	$97,054	$105,171
Deposits from the Certificate of Deposit Account Registry Service (CDARS) deposits	61,819	115,573	200,064
Deposits from foreign sources (primarily Mexico)	776,448	747,719	738,748

Note 6 - Borrowed Funds

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

Note 7 - Commitments and Contingencies

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

The Corporation considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, the Corporation defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The deferred standby letter of credit fees represent the fair value of the Corporation’s potential obligations under the standby letter of credit guarantees.

Financial instruments with off-balance-sheet risk were as follows:

	September 30, 2010	December 31, 2009
Commitments to extend credit	$4,316,621	$4,441,622
Standby letter of credit	290,809	267,697
Deferred standby letters of credit fees	1,740	1,520

Lease Commitments. The Corporation leases certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $5.4 million and $16.1 million for the three and nine months ended September 30, 2010 and $5.0 million and $15.3 million for the three and nine months ended September 30, 2009. There has been no significant change in the future minimum lease payments payable by the Corporation since December 31, 2009. See the 2009 Form 10-K for information regarding these commitments.

Litigation. The Corporation is subject to various claims and legal actions that have arisen in the course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Corporation’s financial statements.

Note 8 - Regulatory Matters

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

Cullen/Frost’s and Frost Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, the accumulated gain or loss on effective cash flow hedging derivatives, the net actuarial gain/loss on the Corporation’s defined benefit post-retirement benefit plans, goodwill and other intangible assets. Tier 1 capital for Cullen/Frost also includes $120 million of trust preferred securities issued by an unconsolidated subsidiary trust. The Corporation’s aggregate $100 million of 5.75% fixed-to-floating rate subordinated notes are not included in Tier 1 capital but are included in total capital of Cullen/Frost.

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

Actual and required capital ratios for Cullen/Frost and Frost Bank were as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2010
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,677,030	15.46%	$867,723	8.00%	N/A	N/A
Frost Bank	1,530,589	14.12	866,980	8.00	$1,083,725	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,450,873	13.38	433,861	4.00	N/A	N/A
Frost Bank	1,404,432	12.96	433,490	4.00	650,235	6.00
Leverage Ratio
Cullen/Frost	1,450,873	8.67	669,345	4.00	N/A	N/A
Frost Bank	1,404,432	8.40	668,676	4.00	835,845	5.00

December 31, 2009
Total Capital to Risk-Weighted Assets
Cullen/Frost	$1,590,391	14.19%	$896,896	8.00%	N/A	N/A
Frost Bank	1,474,190	13.16	896,242	8.00	$1,120,302	10.00%
Tier 1 Capital to Risk-Weighted Assets
Cullen/Frost	1,335,082	11.91	448,448	4.00	N/A	N/A
Frost Bank	1,318,881	11.77	448,121	4.00	672,181	6.00
Leverage Ratio
Cullen/Frost	1,335,082	8.50	628,007	4.00	N/A	N/A
Frost Bank	1,318,881	8.41	627,437	4.00	784,296	5.00

Cullen/Frost believes that, as of September 30, 2010, its bank subsidiary, Frost Bank, was “well capitalized” based on the ratios presented above.

Cullen/Frost is subject to the regulatory capital requirements administered by the Federal Reserve, while Frost Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if Cullen/Frost or Frost Bank fail to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of September 30, 2010, that Cullen/Frost and Frost Bank meet all capital adequacy requirements to which they are subject.

Dividend Restrictions. In the ordinary course of business, Cullen/Frost depends upon dividends from Frost Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Frost Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At September 30, 2010, Frost Bank could pay aggregate dividends of up to $281.8 million to Cullen/Frost without prior regulatory approval and still be well-capitalized.

Trust Preferred Securities. In accordance with the applicable accounting standard related to variable interest entities, the accounts of the Corporation’s wholly owned subsidiary trust, Cullen/Frost Capital Trust II, have not been included in the Corporation’s consolidated financial statements. However, the $120.0 million in trust preferred securities issued by this subsidiary trust have been included in the Tier 1 capital of Cullen/Frost for regulatory capital purposes pursuant to guidance from the Federal Reserve Board. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Certain provisions of the Dodd-Frank Act will require the Corporation to deduct, over three years beginning on January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital. Nonetheless, excluding trust preferred securities from Tier 1 capital at September 30, 2010 would not affect the Corporation’s ability to meet all capital adequacy requirements to which it is subject.

Note 9 - Derivative Financial Instruments

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

As stated above, during November 2009, the Corporation settled portions of two of the interest rate swap contracts having a total notional amount of $400.0 million and concurrently terminated the hedge related to the interest cash flows on a rolling portfolio of $400.0 million of variable rate loans. The deferred accumulated after-tax gain applicable to the settled portion of the two interest rate contracts included in accumulated other comprehensive income totaled $24.5 million at September 30, 2010. This amount will be reclassified into earnings during future periods when the formerly hedged transactions impact future earnings.

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

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2010 and December 31, 2009 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs.

	September 30, 2010		December 31, 2009
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivatives designated as hedges of fair value:
Commercial loan/lease interest rate swaps	$109,937	$(10,969)	$134,808	$(9,453)

Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on variable-rate loans	800,000	119,651	800,000	74,214
Interest rate swap on junior subordinated deferrable interest debentures	120,000	(11,861)	120,000	(6,943)

Non-hedging interest rate derivatives:
Commercial loan/lease interest rate swaps	564,884	60,502	555,334	32,608
Commercial loan/lease interest rate swaps	564,884	(60,791)	555,334	(32,786)
Commercial loan/lease interest rate caps	20,000	213	22,792	1,086
Commercial loan/lease interest rate caps	20,000	(213)	22,792	(1,086)
Commercial loan/lease interest rate floors	—	—	2,792	40
Commercial loan/lease interest rate floors	—	—	2,792	(40)

The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2010 were as follows:

	Weighted-Average
	Interest Rate Paid	Interest Rate Received
Interest rate swaps:
Fair value hedge commercial loan/lease interest rate swaps	4.53%	0.27%
Cash flow hedge interest rate swaps on variable-rate loans	3.25	7.56
Cash flow hedge interest rate swaps on junior subordinated deferrable interest debentures	5.47	2.09
Non-hedging interest rate swaps	1.88	5.26
Non-hedging interest rate swaps	5.26	1.88

The weighted-average strike rate for outstanding interest rate caps was 3.10% at September 30, 2010.

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

		September 30, 2010		December 31, 2009
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging commodity swaps:
Oil	Barrels	226	$511	71	$1,482
Oil	Barrels	226	(462)	71	(1,468)
Natural gas	MMBTUs	240	231	—	—
Natural gas	MMBTUs	240	(215)	—	—

Non-hedging commodity options:
Oil	Barrels	1,366	7,001	1,726	11,581
Oil	Barrels	1,366	(7,001)	1,726	(11,581)
Natural gas	MMBTUs	4,780	5,203	6,970	4,151
Natural gas	MMBTUs	4,780	(5,203)	6,970	(4,151)

Foreign Currency Derivatives. The Corporation enters into foreign currency forward contracts that are not designated as hedging instruments primarily to accommodate the business needs of its customers. Upon the origination of a foreign currency denominated transaction with a customer, the Corporation simultaneously enters into an offsetting contract with a third party to negate the exposure to fluctuations in foreign currency exchange rates. The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2010 and December 31, 2009.

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

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Commercial loan/lease interest rate swaps:
Amount of gain (loss) included in interest income on loans	$(1,241)	$(1,484)	$(3,975)	$(4,441)
Amount of (gain) loss included in other non-interest expense	(21)	23	(112)	419

Amounts included in the consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest rate swaps/caps/floors on variable-rate loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$11,129	$13,214	$33,099	$39,237
Amount of gain (loss) recognized in other comprehensive income	20,944	27,460	71,675	(23,388)

Interest rate swaps on junior subordinated deferrable interest debentures:
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated deferrable interest debentures	1,061	1,028	3,256	2,503
Amount of gain (loss) recognized in other comprehensive income	(2,612)	(2,655)	(8,178)	387

Interest rate swaps on FHLB advances:
Amount reclassified from accumulated other comprehensive income to interest expense on other long-term borrowings	—	1,114	—	2,552
Amount of gain (loss) recognized in other comprehensive income	—	(7,295)	—	13,767

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of income during the reported periods. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income totaled $93.8 million at September 30, 2010 and $72.0 million at December 31, 2009. The Corporation currently expects approximately $6.4 million of the net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive income at September 30, 2010 will be reclassified into earnings during the remainder of 2010. This amount represents management’s best estimate given current expectations about market interest rates and volumes related to loan pools underlying cash flow hedges. Because actual market interest rates may differ from management’s expectations, there can be no assurance as to the ultimate amount that will be reclassified into earnings during the remainder of 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Non-hedging interest rate derivatives:
Other non-interest income	$410	$249	$2,004	$879
Other non-interest expense	34	155	112	238

Non-hedging commodity derivatives:
Other non-interest income	80	35	126	277

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

The Corporation’s credit exposure relating to interest rate swaps and commodity swaps/options with bank customers was approximately $58.0 million at September 30, 2010. This credit exposure is partly mitigated as transactions with customers are generally secured by the collateral, if any, securing the underlying transaction being hedged. The Corporation had no credit exposure, net of collateral pledged, relating to interest rate swaps and commodity swaps/options with upstream financial institution counterparties at September 30, 2010. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The aggregate fair value of securities posted as collateral by the Corporation related to derivative contracts totaled $23.6 million at September 30, 2010. At such date, the Corporation also had $11.2 million in cash collateral on deposit with other financial institution counterparties.

Note 10 - Earnings Per Common Share

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Distributed earnings allocated to common stock	$27,251	$25,619	$80,248	$76,016
Undistributed earnings allocated to common stock	27,529	18,899	74,849	51,012

Net earnings allocated to common stock	$54,780	$44,518	$155,097	$127,028

Weighted-average shares outstanding for basic earnings per common share	60,523,658	59,537,287	60,289,006	59,353,464
Dilutive effect of stock compensation	141,045	91,162	178,699	68,985

Weighted-average shares outstanding for diluted earnings per common share	60,664,703	59,628,449	60,467,705	59,422,449

Note 11 - Stock-Based Compensation

A combined summary of activity in the Corporation’s active stock plans is presented in the following table.

			Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Deferred Stock Units Outstanding	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2010	3,445,507	12,688	233,200	$52.27	4,600,455	$51.18
Granted	(10,030)	5,030	—	—	5,000	59.69
Stock options exercised	—	—	—	—	(610,050)	46.77
Stock awards vested	—	—	(12,750)	52.29	—	—
Deferred stock unit conversions	—	(1,203)			—	—
Forfeited	114,625	—	—	—	(114,625)	51.71
Cancelled/expired	—	—	—	—	(21,750)	56.97

Balance, September 30, 2010	3,550,102	16,515	220,450	52.27	3,859,030	51.84

During the nine months ended September 30, 2010 and 2009, proceeds from stock option exercises totaled $28.5 million and $15.9 million, respectively. During the nine months ended September 30, 2010, 449,280 shares issued in connection with stock option exercises and deferred stock unit conversions were new shares issued from available authorized shares, while 161,973 shares were issued from available treasury stock.

Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$2,403	$2,337	$7,040	$6,919
Non-vested stock awards	1,019	746	3,140	2,239
Deferred stock-units	—	—	300	330

Total	$3,422	$3,083	$10,480	$9,488

Unrecognized stock-based compensation expense at September 30, 2010 was as follows:

Stock options	$16,132
Non-vested stock awards	3,885

Total	$20,017

Note 12 - Defined Benefit Plans

The components of the combined net periodic cost (benefit) for the Corporation’s qualified and non-qualified defined benefit pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected return on plan assets, net of expenses	$(2,752)	$(2,281)	$(8,256)	$(6,844)
Interest cost on projected benefit obligation	1,931	1,993	5,793	5,979
Net amortization and deferral	729	1,057	2,186	3,173

Net periodic (benefit) cost	$(92)	$769	$(277)	$2,308

The Corporation’s non-qualified defined benefit pension plan is not funded. No contributions to the qualified defined benefit pension plan were made during the nine months ended September 30, 2010. The Corporation does not expect to make any contributions during the remainder of 2010.

Note 13 - Income Taxes

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current income tax expense	$14,671	$10,897	$44,695	$43,234
Deferred income tax expense (benefit)	528	(1,290)	(878)	(6,492)

Income tax expense as reported	$15,199	$9,607	$43,817	$36,742

Effective tax rate	21.7%	17.7%	22.0%	22.4%

Net deferred tax liabilities totaled $111.9 million at September 30, 2010 and $60.5 million at December 31, 2009. No valuation allowance was recorded against deferred tax assets at September 30, 2010 as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Corporation files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

Note 14 - Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$54,995	$44,699	$155,713	$127,540
Other comprehensive income:
Securities available for sale:
Change in net unrealized gain/loss during the period	45,587	107,957	113,452	132,241
Reclassification adjustment for (gains) losses in net income	—	—	(6)	(49)
Change in the net actuarial gain/loss on defined benefit post- retirement benefit plans	729	1,058	2,186	3,173
Change in the accumulated gain/loss on effective cash flow hedging derivatives	8,263	6,438	33,653	(43,416)

	54,579	115,453	149,285	91,949
Deferred tax expense	19,103	40,409	52,250	32,182

Net other comprehensive income	35,476	75,044	97,035	59,767

Comprehensive income	$90,471	$119,743	$252,748	$187,307

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

Summarized operating results by segment were as follows:

	Banking	FMG	Non-Banks	Consolidated
Revenues from (expenses to) external customers:
Three months ended:
September 30, 2010	$192,483	$23,096	$(2,733)	$212,846
September 30, 2009	184,157	22,336	(3,013)	203,480
Nine months ended:
September 30, 2010	$573,233	$68,716	$(8,298)	$633,651
September 30, 2009	544,439	69,582	(8,575)	605,446

Net income (loss):
Three months ended:
September 30, 2010	$54,772	$2,031	$(1,808)	$54,995
September 30, 2009	44,901	1,789	(1,991)	44,699
Nine months ended:
September 30, 2010	$156,624	$5,588	$(6,499)	$155,713
September 30, 2009	127,912	6,404	(6,776)	127,540

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’ creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the 2009 Form 10-K. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

Financial Assets and Financial Liabilities: The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury	$998,429	$—	$—	$998,429
Residential mortgage-backed securities	—	2,259,100	—	2,259,100
States and political subdivisions	—	1,958,677	—	1,958,677
Other	—	38,800	—	38,800
Trading account securities:
U.S. Treasury	14,833	—	—	14,833
States and political subdivisions	—	101	—	101
Derivative assets:
Interest rate swaps, caps and floors	—	178,784	1,582	180,366
Commodity and foreign exchange derivatives	—	12,946	—	12,946
Derivative liabilities:
Interest rate swaps, caps and floors	—	83,834	—	83,834
Commodity and foreign exchange derivatives	55	12,881	—	12,936

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of period	$945	$—
Transfers into Level 3	—	1,354
Cash settlements	(348)	(54)
Realized gains included in other non-interest income	1,097	107
Realized losses included in other non-interest expense	(112)	(218)

Balance, end of period	$1,582	$1,189

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 and 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. The following table presents impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral during the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Level 2	Level 3	Level 2	Level 3
Carrying value of impaired loans	$23,812	$15,700	$11,768	$34,764
Specific valuation allowance allocations	(6,911)	(6,085)	(3,124)	(12,816)

Fair value	$16,901	$9,615	$8,644	$21,948

Non-Financial Assets and Non-Financial Liabilities: Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 and 2009 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs. The following table presents foreclosed assets that were remeasured and reported at fair value during the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Foreclosed assets remeasured at initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$15,714	$29,808
Charge-offs recognized in the allowance for possible loan losses	(3,007)	(4,083)

Fair value	$12,707	$25,725

Foreclosed assets remeasured subsequent to initial recognition:
Carrying value of foreclosed assets prior to remeasurement	$5,314	$3,976
Write-downs included in other non-interest expense	(1,473)	(1,116)

Fair value	$3,841	$2,860

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

The estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,852,884	$2,852,884	$1,721,479	$1,721,479
Securities	5,526,664	5,553,062	4,906,498	4,906,639
Loans, net	7,926,791	8,001,843	8,242,471	8,222,049
Cash surrender value of life insurance policies	128,758	128,758	125,405	125,405
Interest rate swaps on variable rate loans designated as hedges of cash flows	119,651	119,651	74,214	74,214
Non-hedging commercial loan/lease interest rate swaps, caps and floors	60,715	60,715	33,734	33,734
Commodity and foreign exchange derivatives	12,946	12,946	17,237	17,237
Accrued interest receivable	45,049	45,049	69,883	69,883

Financial liabilities:
Deposits	14,530,087	14,531,645	13,313,310	13,315,611
Federal funds purchased and repurchase agreements	430,737	430,737	482,048	482,048
Junior subordinated deferrable interest debentures	123,712	123,712	136,084	136,084
Subordinated notes payable and other borrowings	250,049	258,077	256,562	255,588
Interest rate swap on junior subordinated deferrable interest debentures designated as a hedge of cash flows	11,861	11,861	6,943	6,943
Commercial loan/lease interest rate swaps designated as hedges of fair value	10,969	10,969	9,453	9,453
Non-hedging commercial loan/lease interest rate swaps, caps and floors	61,004	61,004	33,912	33,912
Commodity and foreign exchange derivatives	12,936	12,936	17,200	17,200
Accrued interest payable	6,326	6,326	13,035	13,035

Note 17 - Accounting Standards Updates

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

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds,” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010. See Note 16 – Fair Value Measurements.

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

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective for the Corporation on July 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Cullen/Frost Bankers, Inc.

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009, included in the 2009 Form 10-K. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

•

Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Corporation to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Corporation’s Tier 1 capital.

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

•	Require large, publicly traded bank holding companies, such as Cullen/Frost, to create a risk committee responsible for the oversight of enterprise risk management.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

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

In addition, recent proposals published by the Basel Committee on Banking Supervision, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. In July and December 2009, the Basel Committee published proposals relating to, respectively, enhanced capital requirements for market risk and new capital and liquidity risk requirements for banks. In July 2010, the Basel Committee announced that it had reached broad agreement on the December 2009 proposals and published a set of amendments to these proposals. In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions

(Basel III). Under these standards when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer. The September release did not address the Basel Committee’s two liquidity measures initially proposed in December 2009 and amended in July 2010, the “liquidity coverage ratio” and the “net stable funding ratio,” other than to state that the liquidity coverage ratio will be introduced on January 1, 2015 and the net stable funding ratio will be significantly revised and moved to a minimum standard by January 1, 2018. The final package of Basel III reforms will be considered in November 2010 by the leaders of the Group of 20, and then will be subject to individual adoption by member nations, including the U.S. The ultimate impact of the new capital and liquidity standards on the Corporation cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators.

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

Results of Operations

Net income totaled $55.0 million, or $0.90 diluted per share, for the three months ended September 30, 2010 compared to $44.7 million, or $0.75 diluted per share, for the three months ended September 30, 2009 and $52.9 million, or $0.87 diluted per share, for the three months ended June 30, 2010. Net income totaled $155.7 million, or $2.57 diluted per share, for the nine months ended September 30, 2010 compared to $127.5 million, or $2.14 diluted per share, for the nine months ended September 30, 2009.

Selected income statement data and other selected data for the comparable periods was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Taxable-equivalent net interest income	$155,702	$155,054	$144,915	$461,098	$426,972
Taxable-equivalent adjustment	13,286	13,158	10,926	39,202	28,887

Net interest income	142,416	141,896	133,989	421,896	398,085
Provision for possible loan losses	10,100	8,650	16,940	32,321	43,142

Net interest income after provision for possible loan losses	132,316	133,246	117,049	389,575	354,943
Non-interest income	70,430	69,932	69,491	211,755	207,361
Non-interest expense	132,552	134,654	132,234	401,800	398,022

Income before income taxes	70,194	68,524	54,306	199,530	164,282
Income taxes	15,199	15,624	9,607	43,817	36,742

Net income	$54,995	$52,900	$44,699	$155,713	$127,540

Earnings per common share - basic	$0.90	$0.87	$0.75	$2.57	$2.14
Earnings per common share - diluted	0.90	0.87	0.75	2.57	2.14
Dividends per common share	0.45	0.45	0.43	1.33	1.28

Return on average assets	1.25%	1.26%	1.11%	1.23%	1.10%
Return on average equity	10.49	10.67	9.70	10.42	9.45
Average shareholder’s equity to average total assets	11.90	11.79	11.40	11.78	11.65

Net income increased $10.3 million, or 23.0%, for the three months ended September 30, 2010 and increased $28.2 million, or 22.1%, for nine months ended September 30, 2010 compared to the same periods in 2009. The increase during the three months ended September 30, 2010 was primarily the result of an $8.4 million increase in net interest income, a $6.8 million decrease in the provision for possible loan losses and a $939 thousand increase in non-interest income partly offset by a $5.6 million increase in income tax expense and a $318 thousand increase in non-interest expense. The increase during the nine months ended September 30, 2010 was primarily the result of a $23.8 million increase in net interest income, a $10.8 million decrease in the provision for possible loan losses and a $4.4 million increase in non-interest income partly offset by a $7.1 million increase in income tax expense and a $3.8 million increase in non-interest expense.

Net income for the third quarter of 2010 increased $2.1 million, or 4.0%, from the second quarter of 2010. The increase was primarily the result of a $2.1 million decrease in non-interest expense, a $520 thousand increase in net interest income, a $498 thousand increase in non-interest income and a $425 thousand decrease in income tax expense partly offset by a $1.5 million increase in the provision for possible loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Corporation’s largest source of revenue, representing 66.6% of total revenue during the first nine months of 2010. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Corporation’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained at 3.25% for the entire year in 2009 and through the third quarter of 2010. The Corporation’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (LIBOR). At September 30, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.26% and 0.29%, respectively, while at September 30, 2009, the one-month and three-month U.S. dollar LIBOR rates were 0.25% and 0.29%, respectively. The intended federal funds rate, which is the cost of immediately available overnight funds, remained at zero to 0.25% for the entire year in 2009 and through the third quarter of 2010. The Corporation currently believes it is reasonably possible these interest rates will remain at the current, historically-low levels for the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation’s control.

The Corporation’s balance sheet has historically been asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Corporation’s net interest margin was likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates. In an effort to make the Corporation’s balance sheet less sensitive to changes in interest rates, the Corporation entered into various interest rate swaps which effectively convert certain floating rate loans and borrowings into fixed rate instruments for a period of time. See Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information related to these interest rate swaps. As a result, the Corporation’s balance sheet is more interest-rate neutral and changes in interest rates are expected to have a less significant impact on the Corporation’s net interest margin than would have otherwise been the case. The Corporation is primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on the Corporation’s net interest income and net interest margin in a rising interest rate environment. As stated previously in the section captioned “Recent Legislation Impacting the Financial Services Industry,” the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Corporation has not yet been determined, the Corporation expects interest costs associated with demand deposits to increase. Further analysis of the components of the Corporation’s net interest margin is presented below.

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

	Third Quarter 2010 vs. Third Quarter 2009	Third Quarter 2010 vs. Second Quarter 2010	First Nine Months 2010 vs. First Nine Months 2009
Due to changes in average volumes	$13,625	$4,499	$45,461
Due to changes in average interest rates	(2,838)	(5,543)	(11,335)
Due to difference in the number of days in each of the comparable periods	—	1,692	—

Total change	$10,787	$648	$34,126

Taxable-equivalent net interest income for the three months ended September 30, 2010 increased $10.8 million, or 7.4%, while taxable-equivalent net interest income for the nine months ended September 30, 2010 increased $34.1 million, or 8.0%, compared to the same periods in 2009, respectively. The increases primarily resulted from increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. The average volume of interest-earning assets for the three and nine months ended September 30, 2010 increased $1.5 billion and $1.6 billion compared to the same periods in 2009. The net interest margin decreased 8 basis points from 4.12% during the three months ended September 30, 2009 to 4.04% during the three months ended September 30, 2010 and decreased 11 basis points from 4.24% during the nine months ended September 30, 2009 to 4.13% during the nine months ended September 30, 2010. These decreases in the net interest margin were partly due to an increase in the relative proportion of interest-earning assets invested in lower-yielding interest-bearing deposits during 2010 compared to 2009 while the relative proportion of average interest earning assets invested in higher-yielding loans decreased, as further discussed below.

Taxable-equivalent net interest income for the third quarter of 2010 increased $648 thousand, or 0.4%, from the second quarter of 2010. The increase primarily resulted from an increase in the average volume of interest-earning assets and an increase in the number of days during the third quarter compared to the second quarter partly offset by a decrease in the net interest margin. The average volume of interest-earning assets for the third quarter of 2010 increased $519.0 million compared to the second quarter of 2010. Taxable-equivalent net interest income for the second quarter of 2010 included 91 days compared to 92 days for the third quarter of 2010. The additional day added approximately $1.7 million to taxable-equivalent net interest income during the third quarter of 2010. Excluding the impact of the additional day during the third quarter of 2010 results in an effective decrease in taxable-equivalent net interest income of approximately $1.0 million during the third quarter of 2010 which was primarily related to the aforementioned decrease in the net interest margin. The net interest margin decreased 14 basis points from 4.18% in the second quarter of 2010 to 4.04% in the third quarter of 2010. The decrease in the net interest margin was partly due to an increase in the relative proportion of average interest-earning assets invested in lower-yielding interest-bearing deposits during the third quarter while the relative proportion of average interest earning assets invested in higher-yielding loans decreased.

The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The average yield on interest-earning assets decreased 42 basis points from 4.92% during the first nine months of 2009 to 4.50% during the first nine months of 2010. The average volume of loans decreased $567.9 million during the nine months ended September 30, 2010 compared to the same period in 2009. Loans made up approximately 53.9% of average interest-earning assets during the first nine months of 2010 compared to 64.3% during the first nine months of 2009. The average yield on loans was 5.11% during the nine months ended September 30, 2010 compared to 5.04% during the nine months ended September 30, 2009. The average volume of securities increased $988.4 million during the nine months ended September 30, 2010 compared to the same period in 2009. Securities made up approximately 33.9% of average interest-earning assets during the nine months ended September 30, 2010 compared to 30.5% during the nine months ended September 30, 2009. The average yield on securities was 5.08% during the nine months ended September 30, 2010 compared to 5.48% during the nine months ended September 30, 2009. The decrease in the average yield on securities during 2010 compared to 2009 was partly related to the reinvestment of proceeds from maturities and principal repayments at lower yields as a result of decreases in market interest rates. The Corporation had a larger proportion of securities invested in higher-yielding tax-exempt securities during 2010 compared to 2009, the impact of which partly offset the effect of the decrease in yield on taxable securities on the average yield on total securities. Average federal funds sold, resell agreements and interest-bearing deposits during the nine months ended September 30, 2010 increased $1.1 billion compared to the same period in 2009. Federal funds sold, resell agreements and interest-bearing deposits made up approximately 12.2% of average interest-earning assets during the nine months ended September 30, 2010 compared to 5.2% during the same period in 2009. The combined average yield on federal funds sold, resell agreements and interest-bearing deposits was 0.24% during the nine months ended September 30, 2010 compared to 0.27% during the same period in 2009. The increase in federal funds sold, resell agreements and interest-bearing deposits compared to 2009 was primarily due to significant deposit growth, as further discussed below.

The average cost of funds is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-bearing liabilities. The average cost of funds decreased 43 basis points from 0.99% during the first nine months of 2009 to 0.56% during the first nine months of 2010. Average deposits increased $1.7 billion during the first nine months of 2010 compared to the same period in 2009. Average interest-bearing deposits for the first nine months of 2010 increased $963.5 million compared to the same period in 2009. The ratio of average interest-bearing deposits to total average deposits was 64.6% during the first nine months of 2010 compared to 65.8% during the same period in 2009. The average cost of interest-bearing deposits and total deposits was 0.35% and 0.22% during the first nine months of 2010 compared to 0.75% and 0.49% during the first nine months of 2009. The decrease in the average cost of interest-bearing deposits was primarily the result of decreases in interest rates offered on certain deposit products and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment.

The Corporation’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.94% during the first nine months of 2010 compared to 3.93% during the first nine months of 2009. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

The Corporation’s hedging policies permit the use of various derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to manage exposure to changes in interest rates. Details of the Corporation’s derivatives and hedging activities are set forth in Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report. Information regarding the impact of fluctuations in interest rates on the Corporation’s derivative financial instruments is set forth in Item 3. Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $10.1 million and $32.3 million for the three and nine months ended September 30, 2010 compared to $16.9 million and $43.1 million for the three and nine months ended September 30, 2009. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Trust fees	$17,029	$17,037	$16,755	$51,029	$49,599
Service charges on deposit accounts	24,980	24,925	26,395	74,714	76,457
Insurance commissions and fees	8,588	7,512	8,505	27,238	26,362
Other charges, commissions and fees	7,708	8,029	6,845	22,656	19,895
Net gain (loss) on securities transactions	—	1	—	6	49
Other	12,125	12,428	10,991	36,112	34,999

Total	$70,430	$69,932	$69,491	$211,755	$207,361

Total non-interest income for the three and nine months ended September 30, 2010 increased $939 thousand, or 1.4%, and $4.4 million, or 2.1%, compared to the same periods in 2009. Total non-interest income for the third quarter of 2010 increased $498 thousand, or 0.7%, compared to the second quarter of 2010. Changes in the components of non-interest income are discussed below.

Trust Fees. Trust fee income for the three and nine months ended September 30, 2010 increased $274 thousand, or 1.6%, and $1.4 million, or 2.9%, compared to the same periods in 2009. Investment fees are the most significant component of trust fees, making up approximately 74% and 73% of total trust fees for the first nine months of 2010 and 2009, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increase in trust fee income during the three months ended September 30, 2010 compared to the same period in 2009 was primarily the result of increases in oil and gas trust management fees (up $175 thousand), securities lending income (up $110 thousand) and real estate fees (up $108 thousand). These increases were partly offset by a decrease in financial consulting fees (down $147 thousand). The increase in trust fee income during the nine months ended September 30, 2010 compared to the same period in 2009 was primarily the result of increases in investment fees (up $1.9 million) and real estate fees (up $383 thousand) partly offset by decreases in securities lending income (down $660 thousand) and financial consulting fees (down $375 thousand). The increase in investment fees was primarily due to the general appreciation in the market values of assets in trust accounts on which these fees are generally based. Equity valuations during the first nine months of 2010 have been higher on average compared to the first nine months of 2009, recovering somewhat from the market correction in equity valuations which began in the latter part of 2008 and reached its lowest levels during the first quarter of 2009. The decrease in securities lending income during the nine months ended September 30, 2010 was primarily related to a decrease in transaction spreads.

Trust fee income for the third quarter of 2010 did not significantly fluctuate compared to the second quarter of 2010 as an increase in investment fees (up $995 thousand) was mostly offset by decreases in tax fees (down $629 thousand), oil and gas fees (down $154 thousand) and estate fees (down $128 thousand).

At September 30, 2010, trust assets, including both managed assets and custody assets, were primarily composed of fixed income securities (45.7% of trust assets), equity securities (39.3% of trust assets) and cash equivalents (9.0% of trust assets). The estimated fair value of trust assets was $23.9 billion (including managed assets of $9.8 billion and custody assets of $14.1 billion) at September 30, 2010, compared to $22.7 billion (including managed assets of $10.4 billion and custody assets of $12.3 billion) at December 31, 2009 and $22.3 billion (including managed assets of $10.2 billion and custody assets of $12.1 billion) at September 30, 2009.

Service Charges on Deposit Accounts. Service charges on deposit accounts for the three and nine months ended September 30, 2010 decreased $1.4 million, or 5.4%, and $1.7 million, or 2.3%, compared to the same periods in 2009. The decrease during the three months ended September 30, 2010 was primarily due to decreases in overdraft/insufficient funds charges on consumer accounts (down $988 thousand) and in service charges on commercial accounts (down $957 thousand). These decreases were partly offset by an increase in point of sale income from PIN-based debit card transactions (up $613 thousand). The decrease in service charges on deposit accounts during the nine months ended September 30, 2010 was due to a decrease in service charges on commercial accounts (down $2.2 million) and overdraft/insufficient funds charges on consumer accounts (down $932 thousand). These decreases were partly offset by an increase in point of sale income from PIN-based debit card transactions (up $1.3 million). The decreases in service charges on commercial accounts during 2010 were partly related to a decrease in service volumes for billable services. The decreases in overdraft/insufficient funds charges on consumer accounts during 2010 were partly related to a new rule issued by the Federal Reserve Board that became effective in the third quarter, as further discussed below. The increase in point of sale income from PIN-based debit card transactions during 2010 was partly related to an increase in the interchange pricing structure and, to a lesser extent, an increase in the volume of transactions.

Service charges on deposit accounts for the third quarter of 2010 did not significantly fluctuate compared to the second quarter of 2010 as increases in point of sale income from PIN-based debit card transactions (up $206 thousand) and overdraft/insufficient funds charges on commercial accounts (up $93 thousand) were mostly offset by decreases in overdraft/insufficient funds charges on consumer accounts (down $131 thousand) and service charges on commercial accounts (down $97 thousand).

Overdraft/insufficient funds charges totaled $10.0 million ($7.8 million consumer and $2.2 million commercial) during the third quarter of 2010 compared to $11.0 million ($8.8 million consumer and $2.2 million commercial) during the third quarter of 2009 and $10.0 million ($7.9 million consumer and $2.1 million commercial) during the second quarter of 2010. Overdraft/insufficient funds charges totaled $29.6 million ($23.1 million consumer and $6.5 million commercial) during the nine months ended September 30, 2010 compared to $30.3 million ($24.0 million consumer and $6.3 million commercial) during the nine months ended September 30, 2009. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Corporation cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

The Corporation had point of sale income from PIN-based debit card transactions totaling $4.4 million and $3.1 million during the nine months ended September 30, 2010 and 2009. As stated previously in the section captioned “Recent Legislation Impacting the Financial Services Industry,” the Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of point of sale income from PIN-based debit card transactions reported in future periods. Also see the discussion regarding income from Visa check card usage below under “Other Non-Interest Income.”

Insurance Commissions and Fees. Insurance commissions and fees for the three months ended September 30, 2010 did not significantly fluctuate compared to the same period in 2009 as an increase in contingent commissions (up $230 thousand) was mostly offset by decrease in commission income (down $146 thousand). Insurance commissions and fees for the nine months ended September 30, 2010 increased $876 thousand, or 3.3%, compared to the same period in 2009. The increase is related to an increase in commission income (up $953 thousand) partly offset by a decrease in contingent commissions (down $78 thousand). The increase in commission income was partly due to normal variation in the timing of renewals and the market demand for insurance products. The increase was also partly related to additional revenue from insurance agencies acquired during the first and third quarters of 2009.

Insurance commissions and fees include contingent commissions totaling $344 thousand and $3.6 million during the three and nine months ended September 30, 2010 and $114 thousand and $3.7 million during the three and nine months ended September 30, 2009. Contingent commissions primarily consist of amounts received from various property and casualty insurance carriers related to the loss performance of insurance policies previously placed. Such commissions are seasonal in nature and are generally received during the first quarter of each year. These commissions totaled $2.5 million and $2.8 million during the nine months ended September 30, 2010 and 2009. Contingent commissions also include amounts received from various benefit plan insurance companies related to the volume of business generated and/or the subsequent retention of such business. These commissions totaled $267 thousand and $1.1 million during the three and nine months ended September 30, 2010 and $113 thousand and $853 thousand during the three and nine months ended September 30, 2009.

Insurance commissions and fees for the third quarter of 2010 increased $1.1 million, or 14.3%, compared to the second quarter of 2010. The increase was primarily related to higher commission income (up $1.4 million) primarily due to normal variation in the timing of renewals and in the market demand for insurance products.

Other Charges, Commissions and Fees. Other charges, commissions and fees for the three and nine months ended September 30, 2010 increased $863 thousand, or 12.6%, and $2.8 million, or 13.9%, compared to the same periods in 2009. The increase during the three months ended September 30, 2010 was primarily due to an increase in commission income related to the sale of annuities (up $287 thousand), mutual fund management fees (up $246 thousand) and investment banking fees related to corporate advisory services (up $140 thousand). The increase in other charges, commissions and fees during the nine months ended September 30, 2010 was primarily related to increases in commission income related to the sale of mutual funds (up $1.2 million), mutual fund management fees (up $978 thousand), unused balance fees on loan commitments (up $579 thousand), investment banking fees related to corporate advisory services (up $504 thousand) and fees related to accounts receivable factoring (up $379 thousand). These increases were partly offset by a decrease in commission income related to the sale of money market accounts (down $960 thousand). The increase in commission income related to the sale of mutual funds and the concurrent decrease in commission income related to the sale of money market accounts reflects the apparent increased willingness of customers to invest in equities as market conditions have improved. The decrease in commission income related to the sale of money market accounts was also partly related to lower marketing fees paid by fund companies. Investment banking fees related to corporate advisory services are transaction based and can vary significantly from quarter to quarter.

Other charges, commissions and fees for the third quarter of 2010 decreased $321 thousand, or 4.0%, compared to the second quarter of 2010. The decrease was primarily due to decreases in commission income related to the sale of mutual funds (down $369 thousand) and investment banking fees related to corporate advisory services (down $110 thousand) as well as decreases in various other categories of other charges, commissions and fees, partly offset by an increase in commission income from the sale of annuities (up $177 thousand).

Net Gain/Loss on Securities Transactions. No securities were sold during the three months ended September 30, 2010 or 2009. During the nine months ended September 30, 2010, the Corporation sold available-for-sale securities with an amortized cost totaling $10.0 billion and realized a net gain of $6 thousand on those sales. These securities were purchased during the first quarter and second quarters of 2010 and subsequently sold in connection with certain tax planning strategies. The Corporation sold available-for-sale securities with an amortized cost totaling $9.9 million during the nine months ended September 30, 2009. The Corporation realized a net gain of $49 thousand on those sales.

Other Non-Interest Income. Other non-interest income increased $1.1 million, or 10.3%, for the three months ended September 30, 2010 compared to the same period in 2009. Contributing to the increase were increases in income from Visa check card usage (up $671 thousand), mineral interest income (up $231 thousand), income from municipal bond underwriting discounts/fees (up $210 thousand) and income from securities trading and customer derivative activities, primarily interest rate swap transaction fees, (up $189 thousand).

Other non-interest income increased $1.1 million, or 3.2%, for the nine months ended September 30, 2010 compared to the same period in 2009. Contributing to the increase were increases in income from Visa check card usage (up $1.9 million), income from securities trading and customer derivative activities, primarily interest rate swap transaction fees, (up $963 thousand) and mineral interest income (up $232 thousand). These increases were partly offset by decreases in sundry income from various miscellaneous items (down $596 thousand), gains on the sale of assets/foreclosed assets (down $391 thousand), earnings on the cash surrender value of life insurance policies (down $351 thousand) and lease rental income (down $320 thousand) as well as decreases in various other categories of other non-interest income.

Other non-interest income for the third quarter of 2010 decreased $303 thousand, or 2.4%, compared to the second quarter of 2010. Contributing to the decrease were decreases in income from securities trading and customer derivative activities, primarily interest rate swap transaction fees, (down $367 thousand), sundry income from various miscellaneous items (down $324 thousand) and mineral interest income (down $118 thousand). These decreases were partly offset by increases in income from municipal bond underwriting discounts/fees (up $188 thousand), lease rental income (up $136 thousand) and earnings on the cash surrender value of life insurance policies (up $100 thousand).

The Corporation had income from Visa check card usage totaling $15.6 million and $13.7 million during the nine months ended September 30, 2010 and 2009. As stated previously in the section captioned “Recent Legislation Impacting the Financial Services Industry,” the Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Frost Bank. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Corporation cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from Visa check card usage reported in future periods. Also see the discussion regarding point of sale income from PIN-based debit card transactions above under “Service Charges on Deposit Accounts.”

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Salaries and wages	$59,743	$58,827	$58,591	$178,845	$171,907
Employee benefits	12,698	12,675	13,445	39,894	42,468
Net occupancy	12,197	11,637	11,111	34,969	32,665
Furniture and equipment	12,165	11,662	11,133	35,316	32,158
Deposit insurance	4,661	5,429	4,643	15,533	20,686
Intangible amortization	1,276	1,299	1,564	3,908	5,064
Other	29,812	33,125	31,747	93,335	93,074

Total	$132,552	$134,654	$132,234	$401,800	$398,022

Total non-interest expense for the three and nine months ended September 30, 2010 increased $318 thousand, or 0.2%, and $3.8 million, or 0.9%, compared to the same periods in 2009. Total non-interest expense for the third quarter of 2010 decreased $2.1 million, or 1.6%, compared to the second quarter of 2010. Changes in the components of non-interest expense are discussed below.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2010 increased $1.2 million, or 2.0%, and $6.9 million, or 4.0%, compared to the same periods in 2009. The increase during the three months ended September 30, 2010 was primarily related to an increase in incentive compensation expense and stock-based compensation expense partly offset by a decrease in headcount. The increase during the nine months ended September 30, 2010 was primarily related to increases in incentive compensation expense, normal annual merit increases and an increase in stock-based compensation expense partly offset partly offset by a decrease in headcount and a decrease in overtime expense. Salaries and wages expense for the third quarter of 2010 increased $916 thousand, or 1.6%, compared to the second quarter of 2010. The increase from the second quarter of 2010 was primarily related to normal annual merit increases and an increase in stock-based compensation expense.

Employee Benefits. Employee benefits expense for the three and nine months ended September 30, 2010 decreased $747 thousand, or 5.6%, and $2.6 million, or 6.1%, compared to the same periods in 2009. The decrease during the three months ended September 30, 2010 was primarily related to decreases in expenses related to the Corporation’s defined benefit retirement plan (down $862 thousand) partly offset by an increase in medical insurance expense (up $98 thousand). The decrease during the nine months ended September 30, 2010 was primarily related to decreases in expenses related to the Corporation’s defined benefit retirement plan (down $2.6 million) and expenses related to the Corporation’s 401(k) and profit sharing plans (down $579 thousand). These decreases were partly offset by increases in medical insurance expense (up $420 thousand) and payroll taxes (up $226 thousand).

Employee benefits expense for the third quarter of 2010 did not significantly fluctuate compared to the second quarter of 2010 as an increase in expenses related to the Corporation’s 401(k) and profit sharing plans (up $526 thousand) was mostly offset by decreases in payroll taxes (down $426 thousand).

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

Net Occupancy. Net occupancy expense for the three and nine months ended September 30, 2010 increased $1.1 million, or 9.8%, and $2.3 million, or 7.1%, compared to the same periods in 2009. The increase during the three months ended September 30, 2010 was primarily related to increases in building depreciation (up $512 thousand), service contracts expense (up $320 thousand) and building maintenance (up $289 thousand) partly offset by a decrease in depreciation on leasehold improvements (down $175 thousand). The increase during the nine months ended September 30, 2010 was primarily related to increases in building depreciation (up $1.5 million), property taxes (up $792 thousand), service contracts expense (up $605 thousand), building maintenance (up $369 thousand) and repairs expense (up $345 thousand). Offsetting the increases in the aforementioned items were decreases in depreciation on leasehold improvements (down $783 thousand) and lease expense (down $467 thousand). The increases in building depreciation and property taxes were partly related to a new technology operations center placed into service during the first quarter of 2010. The decrease in depreciation on leasehold improvements during 2010 resulted as certain leasehold improvements were fully depreciated in 2009. Net occupancy expense for the third quarter of 2010 increased $560 thousand, or 4.8%, compared to the second quarter of 2010. The increase was primarily related to utilities expense (up $196 thousand), building maintenance (up $129 thousand) and service contracts expense (up $128 thousand).

Furniture and Equipment. Furniture and equipment expense for the three and nine months ended September 30, 2010 increased $1.0 million, or 9.3%, and $3.2 million, or 9.8%, compared to the same periods in 2009. The increase during the three months ended September 30, 2010 was primarily related to increases in software amortization (up $610 thousand), equipment rental (up $446 thousand) and software maintenance (up $193 thousand) partly offset by a decrease in furniture and fixtures depreciation (down $216 thousand). The increase during the nine months ended September 30, 2010 was primarily related to increases in software amortization (up $1.6 million), equipment rental (up $1.2 million) and software maintenance (up $554 thousand) partly offset by a decrease in furniture and fixtures depreciation (down $274 thousand). The increases in software amortization and maintenance were primarily related to new applications placed into service in 2009 and 2010. The increase in equipment rental during 2010 was related to new equipment leases associated with the aforementioned new technology operations center. Furniture and equipment expense for the third quarter of 2010 increased $503 thousand, or 4.3%, compared to the second quarter of 2010 primarily due to increases in software amortization (up $278 thousand) and software maintenance (up $103 thousand).

Deposit Insurance. Deposit insurance expense for the three months ended September 30, 2010 did not significantly fluctuate compared to the same period in 2009 while deposit insurance expense for the nine months ended September 30, 2010 decreased $5.2 million compared to the same period in 2009. Deposit insurance expense during the second quarter of 2009 included a non-recurring $7.3 million charge related to a special assessment applied to all insured depository institutions as of June 30, 2009. The special assessment was part of the Federal Deposit Insurance Corporation’s (FDIC) efforts to rebuild the Deposit Insurance Fund (DIF). Excluding the impact of the special assessment, deposit insurance expense increased $2.1 million during the nine months ended September 30, 2010 compared to the same period in 2009. This effective increase was primarily related to deposit growth. Average deposits during the first nine months of 2010 totaled $13.9 billion compared to $12.2 billion during the same period in 2009.

Deposit insurance expense during the third quarter of 2010 was partly reduced as a result of the Corporation opting out of the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program effective July 1, 2010. The TAG program provided full insurance coverage for certain non-interest bearing transaction deposit accounts, certain Negotiable Order of Withdrawal (NOW) accounts and Interest on Lawyers Trust accounts. The standard insurance amount remains in effect for the Corporation’s deposit accounts.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC has elected to forgo this increase under a new Restoration Plan adopted in October 2010. As of September 30, 2010, $48.2 million in pre-paid deposit insurance assessments is included in accrued interest receivable and other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. The FDIC will pursue further rulemaking in 2011 regarding the method that will be used to reach 1.35% by September 30, 2020. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

Concurrent with the adoption of the Restoration Plan, the FDIC also issued a notice of proposed rulemaking that would (i) set the designated fund reserve ratio at 2% as a long-term, minimum goal, (ii) adopt a lower assessment rate schedule when the fund reserve ratio reaches 1.15% so that the average rate over time should be about 8.5 basis points and (iii) in lieu of dividends, adopt lower rate schedules when the fund reserve ratio reaches 2% and 2.5% so that average rates will decline about 25% and 50%, respectively. Currently, the initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis (basis points representing cents per $100 of assessable deposits). After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt (“unsecured debt adjustment”) and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits (“secured liability adjustment”). Under the proposed rule, when the fund reserve ratio reaches 1.15%, the total base assessment rate would range from 4 to 18 basis points on an annualized basis as initial base assessment rates would range from 8 to 12 basis points, with a potential unsecured debt adjustment of up to -5 basis points (not to exceed 50% of the institution’s initial base assessment rate) and a potential secured liability adjustment of up to 6 basis points. When the fund reserve ratio is at least

2.0% but less than 2.5%, the total base assessment rate would range from 3 to 15 basis points on an annualized basis as initial base assessment rates would range from 6 to 10 basis points, with a potential unsecured debt adjustment of up to -5 basis points (not to exceed 50% of the institution’s initial base assessment rate) and a potential secured liability adjustment of up to 5 basis points. When the fund reserve ratio is at 2.5% or more, the total base assessment rate would range from 2 to 12 basis points on an annualized basis as initial base assessment rates would range from 4 to 8 basis points, with a potential unsecured debt adjustment of up to -4 basis points (not to exceed 50% of the institution’s initial base assessment rate) and a potential secured liability adjustment of up to 4 basis points. The FDIC may increase or decrease the total base assessment rate schedules described above up to 3 basis points at any time, as deemed necessary.

The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Currently, only deposits payable in the United States are included in determining the premium paid by an institution. Before the expiration of the comment period on the aforementioned notice of proposed rulemaking, the FDIC plans to adopt and publish a notice of proposed rulemaking to define the assessment base. The FDIC anticipates that the notice will also include proposed changes to the risk-based pricing system necessitated by the change in assessment base. The net effect of this proposal will necessitate that the FDIC also adjust the proposed assessment rates to ensure that the revenue collected under the new assessment system will approximately equal that under the existing assessment system. The Corporation cannot provide any assurance as to the effect of any of the proposed changes in the deposit insurance system, should any such changes occur, as such changes are dependent upon a variety of factors, some of which are beyond the Corporation’s control.

Intangible Amortization. Intangible amortization is primarily related to core deposit intangibles and, to a lesser extent, intangibles related to customer relationships and non-compete agreements. Intangible amortization for the three and nine months ended September 30, 2010 decreased $288 thousand, or 18.4% and $1.2 million, or 22.8% compared to the same periods in 2009. The decrease in amortization expense in 2010 is primarily the result of the completion of amortization of certain intangible assets, as well as a reduction in the annual amortization rate of certain intangible assets as the Corporation uses an accelerated amortization approach which results in higher amortization rates during the earlier years of the useful lives of intangible assets. Intangible amortization expense during the third quarter of 2010 did not significantly fluctuate compared to the second quarter of 2010.

Other Non-Interest Expense. Other non-interest expense for the three months ended September 30, 2010 decreased $1.9 million, or 6.1%, compared to the same period in 2009. Components of other non-interest expense with significant decreases included losses on the sale/write-down of foreclosed assets (down $1.1 million), armored motor services expense (down $599 thousand), supplies expense (down $444 thousand), Federal Reserve service charges (down $407 thousand), property taxes on foreclosed assets (down $340 thousand) and depreciation expense related to leased properties (down $320 thousand). Components of other non-interest expense with significant increases included losses on the sale/write-down of assets (up $815 thousand), professional services expense (up $470 thousand), Visa check card expense (up $375 thousand) and messenger services expense (up $283 thousand). The implementation of remote check image capture at the Corporation’s branches has reduced the need for armored motor services. The Corporation now utilizes more cost effective messenger services. The increase in losses on the sale/write-down of assets during the third quarter of 2010 was primarily related to the write-down of certain bank-owned property.

Other non-interest expense for the nine months ended September 30, 2010 did not significantly fluctuate compared to the same period in 2009. Components of other non-interest expense with significant increases included losses on the sale/write-down of foreclosed assets (up $2.1 million), sundry expense from miscellaneous items (up $1.5 million), Visa check card expense (up $925 thousand), messenger services expense (up $865 thousand) and sub-advisor investment management fees related to Frost Investment Advisors, LLC (up $767 thousand). Components of other non-interest expense with significant decreases included armored motor services expense (down $1.8 million), amortization of net deferred costs related to loan commitments (down $1.1 million), outside computer services expense (down $1.1 million), Federal Reserve service charges (down $1.0 million), supplies expense (down $606 thousand) depreciation expense related to leased properties (down $596 thousand) and advertising/promotions expense (down $504 thousand).

Other non-interest expense for the third quarter of 2010 decreased $3.3 million, or 10.0%, compared to the second quarter of 2010. Components of other non-interest expense with significant decreases included sundry expense from miscellaneous items (down $1.8 million), losses on the sale/write-down of foreclosed assets (down $776 thousand), stock-based compensation/fees expense for outside directors (down $450 thousand) and supplies expense (down $420 thousand). Sundry expense from miscellaneous items included several one-time charges for various write-offs, losses and refunds during the second quarter of 2010. Components of other non-interest expense with significant increases included loss on sale/write-down of assets (up $815 thousand), professional services expense (up $192 thousand) and advertising/promotions expense (up $165 thousand).

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

	Three Months Ended			Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Banking	$54,772	$53,089	$44,901	$156,624	$127,912
Financial Management Group	2,031	2,254	1,789	5,588	6,404
Non-Banks	(1,808)	(2,443)	(1,991)	(6,499)	(6,776)

Consolidated net income	$54,995	$52,900	$44,699	$155,713	$127,540

Banking

Net income for the three and nine months ended September 30, 2010 increased $9.9 million, or 22.0%, and $28.7 million, or 22.4%, compared to the same periods in 2009. The increase during the three months ended September 30, 2010 was primarily the result of an $8.3 million increase in net interest income and a $6.8 million decrease in the provision for possible loan losses partly offset by a $5.4 million increase in income tax expense. The increase during the nine months ended September 30, 2010 was primarily the result of a $26.7 million increase in net interest income, a $10.8 million decrease in the provision for possible loan losses and a $2.1 million increase in non-interest income partly offset by a $7.6 million increase in income tax expense and a $3.3 million increase in non-interest expense.

Net interest income for the three and nine months ended September 30, 2010 increased $8.3 million, or 6.2%, and $26.7 million, or 6.7%, compared to the same periods in 2009. The increases were for the most part the result of increases in the average volume of interest-earning assets partly offset by decreases in the net interest margin. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for possible loan losses for the three and nine months ended September 30, 2010 totaled $10.1 million and $32.3 million compared to $16.9 million and $43.1 million for the same periods in 2009. See the analysis of the provision for possible loan losses included in the section captioned “Allowance for Possible Loan Losses” included elsewhere in this discussion.

Non-interest income did not significantly fluctuate for the three months ended September 30, 2010 and increased $2.1 million, or 1.5%, for the nine months ended September 30, 2010, compared to the same periods in 2009. During the three months ended September 30, 2010 compared to the same period in 2009, a decrease in service charges on deposit accounts was mostly offset by increases in other non-interest income and other charges, commissions and fees. The increase for the nine months ended September 30, 2010 was primarily due to increases in other charges, commissions and fees, other non-interest income and insurance commissions partly offset by a decrease in service charges on deposits. The increase in other charges, commissions and fees was primarily related to increases in unused balance fees on loan commitments, investment banking fees related to corporate advisory services and fees related to accounts receivable factoring. The increase in other non-interest income was primarily related to increases in income from Visa check card usage and income from securities trading and customer derivative activities, primarily interest rate swap transaction fees. The decrease in service charges on deposit accounts were partly related to commercial accounts due to a decrease in service volumes for billable services. The decrease in service charges on deposit accounts was also partly related to a decrease in overdraft/insufficient funds charges on consumer accounts due in part to a new rule issued by the Federal Reserve Board which impacted such fees beginning in the third quarter of 2010. See further analysis of these categories of non-interest income included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Non-interest expense did not significantly fluctuate for the three months ended September 30, 2010 and increased $3.3 million, or 1.0%, for the nine months ended September 30, 2010, compared to the same periods in 2009. During the three months ended September 30, 2010 compared to the same period in 2009, decreases in other non-interest expense, employee benefits expense and intangible amortization were mostly offset by increases in salaries and wages, occupancy expense and furniture and equipment expense. The increase for the nine months ended September 30, 2010 was primarily related to increases in salaries and wages, furniture and equipment expense and occupancy expense partly offset by decreases in deposit insurance expense, employee benefits expense and intangible amortization. The increase in salaries and wages was mostly related to increases in incentive compensation, normal annual merit increases and stock-based compensation expense. The increase in furniture and equipment expense was primarily related to increases in software amortization and maintenance related to new applications and equipment rental expense related to new equipment leases associated with a new technology operations center. The increase in occupancy expense was primarily related to increases in building depreciation and property taxes, which were partly related to the aforementioned new technology operations center. Deposit insurance expense during the second quarter of 2009 included a non-recurring $7.3 million charge related to a special assessment applied to all insured depository institutions as of June 30, 2009. The decreases in employee benefits expense were primarily due to decreases in expenses related to the Corporation’s defined benefit retirement plan and profit sharing plans. See further analysis of these categories of non-interest expense included in the section captioned “Non-Interest Expense” included elsewhere in this discussion.

Frost Insurance Agency, which is included in the Banking operating segment, had gross commission revenues of $8.6 million and $27.4 million during the three and nine months ended September 30, 2010 and $8.5 million and $26.5 million during the three and nine months ended September 30, 2009. Insurance commission revenues increased $83 thousand, or 1.0%, and $876 thousand, or 3.3%, during the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. See the analysis of insurance commissions and fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

Financial Management Group (FMG)

Net income for the three and nine months ended September 30, 2010 increased $242 thousand, or 13.5%, and decreased $816 thousand, or 12.7%, compared to the same periods in 2009. The increase during the three months ended September 30, 2010 was primarily due to a $750 thousand increase in non-interest income partly offset by a $387 thousand increase in non-interest expense. The decrease during the nine months ended September 30, 2010 was primarily due to a $3.0 million decrease in net interest income and a $394 thousand increase in non-interest expense partly offset by a $2.2 million increase in non-interest income and a $444 thousand decrease in income tax expense.

Net interest income for the three months ended September 30, 2010 did not significantly fluctuate compared to the same period in 2009, while net interest income for the nine months ended September 30, 2010 decreased $3.0 million, or 38.8%, compared to the same period in 2009. The decrease in net interest income during the nine months ended September 30, 2010 was primarily due to a decrease in the average volume of funds provided due to a decrease in the average volume of FMGs repurchase agreements combined with a decrease in the funds transfer price received for providing those funds.

Non-interest income for the three and nine months ended September 30, 2010 increased $750 thousand, or 3.6%, and $2.2 million, or 3.5%, compared to the same periods in 2009. The increase during the three months ended September 30, 2010 was primarily due to increases in other charges, commissions and fees (up $517 thousand) and trust fees (up $310 thousand) partly offset by a decrease in other non-interest income (down $88 thousand). The increase during the nine months ended September 30, 2010 was primarily due to increases in trust fees (up $1.5 million) and other charges, commissions and fees (up $1.1 million) partly offset by a decrease in other non-interest income (down $536 thousand).

Trust fee income is the most significant income component for FMG. Investment fees are the most significant component of trust fees, making up approximately 74% and 73% of total trust fees for the first nine months of 2010 and 2009, respectively. Investment and other custodial account fees are generally based on the market value of assets within a trust account. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. The increase in trust fee income during the three months ended September 30, 2010 compared to the same period in 2009 was primarily the result of an increase in oil and gas trust management fees, securities lending income and real estate fees partly offset by decreases in financial consulting fees. The increase in trust fee income during the nine months ended September 30, 2010 compared to the same period in 2009 was primarily the result of an increase in investment fees and real estate fees partly offset by a decrease in securities lending income and financial consulting fees. See the analysis of trust fees included in the section captioned “Non-Interest Income” included elsewhere in this discussion.

The increases in other charges, commissions and fees during the three and nine months ended September 30, 2010 compared to the same periods in 2009 were primarily related to increases in commission income related to the sale of mutual funds and, during the nine months ended September 30, 2010, annuities and mutual fund management fees partly offset by decreases in commission income related to the sale of money market accounts.

Non-interest expense for the three and nine months ended September 30, 2010 increased $387 thousand, or 2.0%, and $394 thousand, or 0.7%, compared to the same periods in 2009. The increases during the three months and nine months ended September 30, 2010, were primarily due to increases in other non-interest expense (up $553 thousand and $665 thousand, respectively) partly offset by decreases in salaries and wages (down $125 thousand and $228 thousand, respectively). The increases in other non-interest expense were primarily due to increases in sub-advisor fees for Frost Investment Advisors, LLC and sundry expense from miscellaneous items, among other things, partly offset by decreases in outside computer services expense. The decreases in salaries and wages were primarily related to decreases in incentive compensation and stock-based compensation expense resulting from the forfeiture of certain awards.

Non-Banks

The net loss for the Non-Banks operating segment decreased $183 thousand and $277 thousand for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Fluctuations in various categories of income and expense were not significant.

Income Taxes

The Corporation recognized income tax expense of $15.2 million and $43.8 million, for an effective tax rate of 21.7% and 22.0% for the three and nine months ended September 30, 2010 compared to $9.6 million and $36.7 million, for an effective tax rate of 17.7% and 22.4% for the three and nine months ended September 30, 2009. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies.

Average Balance Sheet

Average assets totaled $17.0 billion for the nine months ended September 30, 2010 representing an increase of $1.5 billion, or 9.5%, compared to average assets for the same period in 2009. The increase was primarily reflected in earning assets, which increased $1.6 billion, or 11.5%, during the first nine months of 2010 compared to the same period in 2009. The increase in earning assets was primarily due to a $1.1 billion increase in average interest-bearing deposits and federal funds sold and resale agreements and a $988.4 million increase in average securities partly offset by a $567.9 million decrease in average loans. The growth in average interest-earning assets was primarily funded by an increase in deposits. Total deposits averaged $13.9 billion for the first nine months of 2010, increasing $1.7 billion, or 14.1%, compared to the same period in 2009. Average interest-bearing accounts totaled 64.6% and 65.8% of average total deposits during the first nine months of 2010 and 2009, respectively.

Loans

Loans were as follows as of the dates indicated:

	September 30, 2010	Percent of Total	June 30, 2010	December 31, 2009	September 30, 2009
Commercial and industrial:
Commercial	$3,415,306	42.4%	$3,368,349	$3,577,758	$3,710,928
Leases	189,810	2.4	193,107	197,605	198,813
Asset-based	123,658	1.5	128,616	117,213	121,091

Total commercial and industrial	3,728,774	46.3	3,690,072	3,892,576	4,030,832
Real estate:
Construction:
Commercial	586,073	7.3	585,668	659,459	661,289
Consumer	24,446	0.3	28,175	30,325	37,905
Land:
Commercial	238,060	3.0	231,768	259,200	289,181
Consumer	1,618	—	1,991	1,677	1,751
Commercial mortgages	2,359,169	29.3	2,377,162	2,327,471	2,289,835
1-4 family residential mortgages	60,177	0.7	63,220	66,351	67,036
Home equity and other consumer	724,584	9.0	718,568	730,079	740,833

Total real estate	3,994,127	49.6	4,006,552	4,074,562	4,087,830
Consumer:
Student loans held for sale	—	—	—	24,201	24,358
Other	322,239	4.0	340,719	346,255	353,345
Other	28,891	0.4	50,411	52,406	46,284
Unearned discount	(21,083)	(0.3)	(22,075)	(22,220)	(24,041)

Total loans	$8,052,948	100.0%	$8,065,679	$8,367,780	$8,518,608

Loans decreased $314.8 million, or 3.8%, compared to December 31, 2009. The majority of the Corporation’s loan portfolio is comprised of commercial and industrial loans and real estate loans. Commercial and industrial loans made up 46.3% and 46.5% of total loans at September 30, 2010 and December 31, 2009, respectively while real estate loans made up 49.6% and 48.7% of total loans, respectively, at those dates. Real estate loans include both commercial and consumer balances.

Commercial and industrial loans decreased $163.8 million, or 4.2%, during the first nine months of 2010. The Corporation’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Corporation’s loan policy guidelines. The commercial and industrial loan portfolio also includes the commercial lease and asset-based lending portfolios as well as purchased shared national credits (SNCs) which are discussed in more detail below.

Purchased shared national credits are participations purchased from upstream financial organizations and tend to be larger in size than the Corporation’s originated portfolio. The Corporation’s purchased SNC portfolio totaled $441.3 million at September 30, 2010, decreasing $22.1 million, or 4.8%, from $463.4 million at December 31, 2009. At September 30, 2010, 65.5% of outstanding purchased SNCs was related to the energy industry. The remaining purchased SNCs were diversified throughout various other industries, with no other single industry exceeding 10% of the total purchased SNC portfolio. Additionally, almost all of the outstanding balance of purchased SNCs was included in the commercial and industrial portfolio, with the remainder included in the real estate categories. SNC participations are originated in the normal course of business to meet the needs of the Corporation’s customers. As a matter of policy, the Corporation generally only participates in SNCs for companies headquartered in or which have significant operations within the Corporation’s market areas. In addition, the Corporation must have direct access to the company’s management, an existing banking relationship or the expectation of broadening the relationship with other banking products and services within the following 12 to 24 months. SNCs are reviewed at least quarterly for credit quality and business development successes.

Real estate loans decreased $80.4 million, or 2.0%, during the first nine months of 2010. Real estate loans include both commercial and consumer balances. Commercial real estate loans totaled $3.2 billion at September 30, 2010 and represented 79.7% of total real estate loans. The majority of this portfolio consists of commercial real estate mortgages, which includes both permanent and intermediate term loans. The Corporation’s primary focus for its commercial real estate portfolio has been growth in loans secured by owner-occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. At September 30, 2010, approximately 62.4% of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

The consumer loan portfolio, including all consumer real estate, decreased $65.8 million, or 5.5%, from December 31, 2009. As the following table illustrates as of the dates indicated, the consumer loan portfolio has four distinct segments, including consumer real estate, consumer non-real estate, student loans held for sale and 1-4 family residential mortgages.

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Consumer real estate:
Construction	$24,446	$28,175	$30,325	$37,905
Land	1,618	1,991	1,677	1,751
Home equity loans	279,106	274,129	289,535	297,870
Home equity lines of credit	180,538	175,753	166,441	164,594
Other consumer real estate	264,940	268,686	274,103	278,369

Total consumer real estate	750,648	748,734	762,081	780,489
Consumer non-real estate	322,239	340,719	346,255	353,345
Student loans held for sale	—	—	24,201	24,358
1-4 family residential mortgages	60,177	63,220	66,351	67,036

Total consumer loans	$1,133,064	$1,152,673	$1,198,888	$1,225,228

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

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Non-accrual loans:
Commercial and industrial	$62,887	$53,926	$78,638	$109,388
Real estate	61,795	56,904	54,592	66,930
Consumer and other	20,218	23,694	13,637	15,436

Total non-accrual loans	144,900	134,524	146,867	191,754
Foreclosed assets:
Real estate	23,328	24,288	33,305	29,062
Other	450	456	7	50

Total foreclosed assets	23,778	24,744	33,312	29,112

Total non-performing assets	$168,678	$159,268	$180,179	$220,866

Non-performing assets as a percentage of:
Total loans and foreclosed assets	2.09%	1.97%	2.14%	2.58%
Total assets	0.95	0.93	1.11	1.37

Accruing past due loans:
30 to 89 days past due	$55,815	$66,732	$90,173	$90,267
90 or more days past due	33,850	33,246	23,911	32,707

Total accruing past due loans	$89,665	$99,978	$114,084	$122,974

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.69%	0.83%	1.08%	1.06%
90 or more days past due	0.42	0.41	0.28	0.38

Total accruing past due loans	1.11%	1.24%	1.36%	1.44%

Non-performing assets include non-accrual loans and foreclosed assets. Non-performing assets at September 30, 2010 decreased $11.5 million from December 31, 2009. In general, the level of non-performing assets during the comparable periods is reflective of weaker economic conditions. Non-accrual commercial loans included three credit relationships in excess of $5 million totaling $25.7 million at September 30, 2010 and three credit relationships in excess of $5 million totaling $37.6 million at December 31, 2009. Non-accrual commercial loans also included $12.6 million and $16.3 million in loans to certain Mexican borrowers at September 30, 2010 and December 31, 2009, respectively, primarily related to deterioration in the U.S. dollar exchange rate of the Mexican peso. Non-accrual real estate loans primarily consist of land development and 1-4 family residential construction credit relationships and loans secured by office buildings. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. At September 30, 2010 and December 31, 2009, the Corporation had $30.3 million and $17.4 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At September 30, 2010, potential problem loans consisted of seven credit relationships. Of the total outstanding balance at September 30, 2010, 30.6% related to a customer in the credit collections industry and 26.5% related to three customers within the real estate lot development/single-family residential construction industry. Weakness in these companies’ operating performance has caused the Corporation to heighten the attention given to these credits.

The after-tax impact (assuming a 35% marginal tax rate) of lost interest from non-performing loans was approximately $944 thousand and $2.9 million for the three and nine months ended September 30, 2010, compared to $1.2 million and $2.8 million for the same periods in 2009.

Allowance for Possible Loan Losses

Activity in the allowance for possible loan losses is presented in the following table.

	Three Months Ended			Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$125,442	$125,369	$122,501	$125,309	$110,244

Provision for possible loan losses	10,100	8,650	16,940	32,321	43,142

Charge-offs:
Commercial and industrial	(6,742)	(6,332)	(14,548)	(22,254)	(21,068)
Real estate	(2,584)	(2,343)	(1,249)	(8,716)	(7,590)
Consumer and other	(3,152)	(2,746)	(3,190)	(8,735)	(8,419)

Total charge-offs	(12,478)	(11,421)	(18,987)	(39,705)	(37,077)

Recoveries:
Commercial and industrial	952	728	980	2,220	2,025
Real estate	541	692	169	1,293	447
Consumer and other	1,600	1,424	1,519	4,719	4,341

Total recoveries	3,093	2,844	2,668	8,232	6,813

Net charge-offs	(9,385)	(8,577)	(16,319)	(31,473)	(30,264)

Balance at end of period	$126,157	$125,442	$123,122	$126,157	$123,122

Ratio of allowance for possible loan losses to:
Total loans	1.57%	1.56%	1.45%	1.57%	1.45%
Non-accrual loans	87.04	93.25	64.21	87.04	64.21

Ratio of annualized net charge-offs to average total loans	0.46	0.42	0.75	0.52	0.46

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

The provision for possible loan losses decreased by $6.8 million, or 40.4% and $10.8 million, or 25.1%, during the three and nine months ended September 30, 2010 compared to the same periods in 2009 and increased $1.5 million, or 16.8% compared to the second quarter of 2010. The higher provisions for possible loan losses during 2009 were partly related to the increasing trend of classified loans related to the prevailing weak economic conditions. The level of the provisions for possible loan losses during the each of the first three quarters of 2010 is reflective of the level of net charge-offs during each of those quarters. Net charge-offs decreased $6.9 million and increased $1.2 million during the three and nine months ended

September 30, 2010, respectively, compared to the same periods in 2009 and increased $808 thousand during the third quarter of 2010 compared to the second quarter of 2010. Net charge-offs as a percentage of average loans decreased 29 basis points and increased 6 basis points during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 and increased 4 basis points compared to the second quarter of 2010. The increase in net charge-offs during the first nine months of 2010 from the comparable period in 2009 is reflective of the increase in classified assets related to weaker economic conditions, while the decreased levels of charge-offs during the second and third quarters of 2010 compared to the third and fourth quarters of 2009 and first quarter of 2010 is reflective of a stabilization of the trend of increasing classified assets experienced through-out 2009 and early 2010 as well as the Corporation’s ability to manage the overall credit quality of the loan portfolio. The ratio of the allowance for possible loan losses to total loans increased 7 basis points from 1.50% at December 31, 2009 to 1.57% at September 30, 2010, primarily due to a $314.8 million decrease in loans. Management believes the level of the allowance for possible loan losses continues to remain adequate. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Corporation’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Capital and Liquidity

Capital. Shareholders’ equity totaled $2.1 billion at September 30, 2010 and $1.9 billion at both December 31, 2009 and September 30, 2009. In addition to net income of $155.7 million and other comprehensive income, net of tax, of $97.0 million, other changes in shareholders’ equity during the first nine months of 2010 included $80.6 million of dividends paid, $28.5 million in proceeds from stock option exercises and the related tax benefits of $464 thousand and $10.5 million related to stock-based compensation. Additionally, the Corporation issued/sold $10.3 million in newly issued common stock as well as common stock held in treasury to the Corporation’s 401(k) plan. During the second quarter of 2009, the Corporation began to issue shares of the Corporation’s common stock directly to the Corporation’s 401(k) plan in connection with matching contributions. Additionally, the 401(k) plan began to purchase shares of the Corporation’s common stock directly from the Corporation utilizing proceeds from dividends that plan participants elected to reinvest in the Corporation’s common stock. Previously, the Corporation contributed the matching contributions in cash, which, along with the proceeds from dividends on the Corporation’s common stock, were then utilized to purchase shares of the Corporation’s common stock on the open market.

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized gain of $251.2 million at September 30, 2010, increasing $97.0 million compared to a net, after-tax, unrealized gain of $154.2 million at December 31, 2009. This fluctuation was primarily related to the after-tax effect of changes in the net unrealized gain/loss on securities available for sale and the accumulated net gain/loss on effective cash flow hedges. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale, effective cash flow hedges and defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 8 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The Corporation paid quarterly dividends of $0.43, $0.45 and $0.45 per common share during the first, second and third quarters of 2010, respectively, and quarterly dividends of $0.42, $0.43 and $0.43 per common share during the first, second and third quarters of 2009. This equates to a dividend payout ratio of 49.7% and 51.7% during the three and nine months ended September 30, 2010 and 57.5% and 59.8% during the three and nine months ended September 30, 2009.

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

Since Cullen/Frost is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from Frost Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Corporation’s bank subsidiary. See Note 8 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report regarding such dividends. At September 30, 2010, Cullen/Frost had liquid assets, including unrestricted cash and securities purchased under resell agreements, totaling $139.6 million, which included $11.2 million in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

Recently Issued Accounting Pronouncements

See Note 17 - Accounting Standards Updates in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Consolidated Average Balance Sheets and Interest Income Analysis - Year-to-Date

(dollars in thousands - taxable-equivalent basis)

	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,821,356	$3,282	0.24%	$632,797	$1,215	0.26%
Federal funds sold and resell agreements	22,447	59	0.35	75,953	198	0.35
Securities:
Taxable	3,220,428	91,525	3.94	2,800,222	95,420	4.67
Tax-exempt	1,904,327	95,775	7.05	1,336,132	69,776	7.21

Total securities	5,124,755	187,300	5.08	4,136,354	165,196	5.48
Loans, net of unearned discounts	8,156,107	311,724	5.11	8,724,049	329,049	5.04

Total Earning Assets and Average Rate Earned	15,124,665	502,365	4.50	13,569,153	495,658	4.92
Cash and due from banks	526,228			599,884
Allowance for possible loan losses	(126,894)			(117,932)
Premises and equipment, net	321,127			290,399
Accrued interest and other assets	1,115,939			1,146,511

Total Assets	$16,961,065			$15,488,015

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,443,950			$3,685,809
Correspondent banks	303,681			370,048
Public funds	159,218			96,266

Total non-interest-bearing demand deposits	4,906,849			4,152,123
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,241,655	2,408	0.14	1,975,124	2,146	0.15
Money market deposit accounts	5,017,313	13,634	0.36	4,002,643	18,649	0.62
Time accounts	1,271,916	6,517	0.69	1,664,964	22,956	1.84
Public funds	431,202	713	0.22	355,829	1,232	0.46

Total interest-bearing deposits	8,962,086	23,272	0.35	7,998,560	44,983	0.75

Total deposits	13,868,935			12,150,683
Federal funds purchased and repurchase agreements	464,682	290	0.08	657,397	928	0.19
Junior subordinated deferrable interest debentures	132,187	5,297	5.34	136,084	5,439	5.33
Subordinated notes payable and other notes	250,000	12,239	6.53	250,000	12,239	6.53
Federal Home Loan Bank advances	3,460	169	6.53	227,488	5,097	3.00

Total Interest-Bearing Funds and Average Rate Paid	9,812,415	41,267	0.56	9,269,529	68,686	0.99

Accrued interest and other liabilities	243,168			261,505

Total Liabilities	14,962,432			13,683,157
Shareholders’ Equity	1,998,633			1,804,858

Total Liabilities and Shareholders’ Equity	$16,961,065			$15,488,015

Net interest income		$461,098			$426,972

Net interest spread			3.94%			3.93%

Net interest income to total average earning assets			4.13%			4.24%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	September 30, 2010			June 30, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$2,127,686	$1,438	0.27%	$1,785,527	$989	0.22%
Federal funds sold and resell agreements	33,805	28	0.33	23,046	21	0.36
Securities:
Taxable	3,432,481	30,968	3.77	3,202,840	31,482	4.08
Tax-exempt	1,937,932	32,340	7.08	1,917,660	32,201	7.04

Total securities	5,370,413	63,308	4.95	5,120,500	63,683	5.18
Loans, net of unearned discounts	8,058,097	104,200	5.13	8,141,908	103,779	5.11

Total Earning Assets and Average Rate Earned	15,590,001	168,974	4.39	15,070,981	168,472	4.54
Cash and due from banks	562,861			500,930
Allowance for possible loan losses	(127,308)			(126,526)
Premises and equipment, net	317,833			321,652
Accrued interest and other assets	1,127,085			1,104,977

Total Assets	$17,470,472			$16,872,014

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,660,006			$4,445,554
Correspondent banks	293,283			304,782
Public funds	172,165			155,816

Total non-interest-bearing demand deposits	5,125,454			4,906,152
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,270,935	787	0.14	2,253,942	811	0.14
Money market deposit accounts	5,269,509	4,426	0.33	4,956,757	4,303	0.35
Time accounts	1,229,182	1,904	0.61	1,278,948	2,030	0.64
Public funds	396,143	217	0.22	421,161	233	0.22

Total interest-bearing deposits	9,165,769	7,334	0.32	8,910,808	7,377	0.33

Total deposits	14,291,223			13,816,960
Federal funds purchased and repurchase agreements	449,284	116	0.10	450,234	116	0.10
Junior subordinated deferrable interest debentures	124,519	1,741	5.59	136,084	1,783	5.24
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	51	1	7.84	3,841	63	6.59

Total Interest-Bearing Funds and Average Rate Paid	9,989,623	13,272	0.53	9,750,967	13,418	0.55

Accrued interest and other liabilities	275,759			226,379

Total Liabilities	15,390,836			14,883,498
Shareholders’ Equity	2,079,636			1,988,516

Total Liabilities and Shareholders’ Equity	$17,470,472			$16,872,014

Net interest income		$155,702			$155,054

Net interest spread			3.86%			3.99%

Net interest income to total average earning assets			4.04%			4.18%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	March 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,506,029	$855	0.23%	$1,411,916	$946	0.27%
Federal funds sold and resell agreements	10,232	10	0.40	9,629	9	0.37
Securities:
Taxable	3,021,446	29,075	3.98	2,854,094	29,664	4.33
Tax-exempt	1,856,494	31,234	7.04	1,784,485	29,769	7.02

Total securities	4,877,940	60,309	5.13	4,638,579	59,433	5.36
Loans, net of unearned discounts	8,270,653	103,746	5.09	8,440,439	108,026	5.08

Total Earning Assets and Average Rate Earned	14,664,854	164,920	4.59	14,500,563	168,414	4.69
Cash and due from banks	552,779			544,105
Allowance for possible loan losses	(126,844)			(126,773)
Premises and equipment, net	323,965			320,388
Accrued interest and other assets	1,115,007			1,096,602

Total Assets	$16,529,761			$16,334,885

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$4,221,470			$4,111,853
Correspondent banks	313,198			331,128
Public funds	149,424			131,120

Total non-interest-bearing demand deposits	4,684,092			4,574,101
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,199,302	810	0.15	2,172,474	869	0.16
Money market deposit accounts	4,820,741	4,905	0.41	4,596,092	6,060	0.52
Time accounts	1,308,488	2,583	0.80	1,445,625	3,803	1.04
Public funds	477,192	263	0.22	429,399	300	0.28

Total interest-bearing deposits	8,805,723	8,561	0.39	8,643,590	11,032	0.51

Total deposits	13,489,815			13,217,691
Federal funds purchased and repurchase agreements	495,031	58	0.05	473,103	124	0.10
Junior subordinated deferrable interest debentures	136,084	1,773	5.21	136,084	1,792	5.27
Subordinated notes payable and other notes	250,000	4,080	6.53	250,000	4,079	6.53
Federal Home Loan Bank advances	6,560	105	6.49	79,064	644	3.23

Total Interest-Bearing Funds and Average Rate Paid	9,693,398	14,577	0.61	9,581,841	17,671	0.73

Accrued interest and other liabilities	226,206			269,845

Total Liabilities	14,603,696			14,425,787
Shareholders’ Equity	1,926,065			1,909,098

Total Liabilities and Shareholders’ Equity	$16,529,761			$16,334,885

Net interest income		$150,343			$150,743

Net interest spread			3.98%			3.96%

Net interest income to total average earning assets			4.19%			4.20%

For these computations: (i) average balances are presented on a daily average basis, (ii) information is shown on a taxable-equivalent basis assuming a 35% tax rate, (iii) average loans include loans on non-accrual status, and (iv) average securities include unrealized gains and losses on securities available for sale while yields are based on average amortized cost.

Consolidated Average Balance Sheets and Interest Income Analysis-By-Quarter

(dollars in thousands - taxable-equivalent basis)

	September 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets:
Interest-bearing deposits	$1,107,804	$692	0.25%
Federal funds sold and resell agreements	19,213	17	0.35
Securities:
Taxable	2,854,826	30,214	4.35
Tax-exempt	1,556,791	26,758	7.12

Total securities	4,411,617	56,972	5.33
Loans, net of unearned discounts	8,581,985	108,735	5.03

Total Earning Assets and Average Rate Earned	14,120,619	166,416	4.73
Cash and due from banks	636,244
Allowance for possible loan losses	(124,085)
Premises and equipment, net	305,855
Accrued interest and other assets	1,107,962

Total Assets	$16,046,595

Liabilities:
Non-interest-bearing demand deposits:
Commercial and individual	$3,886,259
Correspondent banks	356,694
Public funds	100,078

Total non-interest-bearing demand deposits	4,343,031
Interest-bearing deposits:
Private accounts
Savings and interest checking	2,067,271	834	0.16
Money market deposit accounts	4,379,798	6,147	0.56
Time accounts	1,652,043	6,292	1.51
Public funds	353,936	320	0.36

Total interest-bearing deposits	8,453,048	13,593	0.64

Total deposits	12,796,079
Federal funds purchased and repurchase agreements	561,344	243	0.17
Junior subordinated deferrable interest debentures	136,084	1,814	5.33
Subordinated notes payable and other notes	250,000	4,080	6.53
Federal Home Loan Bank advances	236,568	1,771	2.97

Total Interest-Bearing Funds and Average Rate Paid	9,637,044	21,501	0.89

Accrued interest and other liabilities	237,578

Total Liabilities	14,217,653
Shareholders’ Equity	1,828,942

Total Liabilities and Shareholders’ Equity	$16,046,595

Net interest income		$144,915

Net interest spread			3.84%

Net interest income to total average earning assets			4.12%

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

As of September 30, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.7% and 3.8%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.5% relative to the base case over the next 12 months. As of September 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variance in net interest income of 1.1% and 2.2%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 0.6% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2010 and 2009 was considered to be remote given prevailing interest rate levels.

The Corporation experienced significant growth in deposits in 2010 compared to 2009. The deposit growth funded a significant increase in fixed-rate securities and short-term interest-bearing deposits, which are generally immediately impacted by changes in interest rates. During the fourth quarter of 2009, the Corporation also terminated portions of certain interest rate swap contracts that were designated as hedging instruments in cash flow hedges that effectively fixed the interest rates on $400 million of variable-rate loans. See Note 9 - Derivative Financial Instruments in the accompanying notes to consolidated financial statements included elsewhere in this report for additional information. The Corporation’s sensitivity to increases in interest rates as of September 30, 2010 increased compared to September 30, 2009 primarily as a result of the increase in short-term interest-bearing deposits and the termination of portions of certain interest rate swap contracts on $400 million of variable-rate loans. The effect of these items on the Corporation’s interest rate sensitivity was partly offset by the decreased interest rate sensitivity resulting from the increase in fixed-rate securities.

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

As of September 30, 2010, the effect of a 200 basis point increase in interest rates on the Corporation’s derivative holdings would result in a 1.6% negative variance in net interest income. The effect of a 25 basis point decrease in interest rates on the Corporation’s derivative holdings would result in a 0.3% positive variance in net interest income.

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

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2010 to July 31, 2010	—	$—	—	—
August 1, 2010 to August 31, 2010	—	—	—	—
September 1, 2010 to September 30, 2010	—	—	—	—

	—		—

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Corporation’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer

32.1+	Section 1350 Certification of the Corporation’s Chief Executive Officer

32.2+	Section 1350 Certification of the Corporation’s Chief Financial Officer

101++	Interactive Data File

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cullen/Frost Bankers, Inc.
(Registrant)

Date: October 27, 2010	By:	/S/ PHILLIP D. GREEN
Phillip D. Green
Group Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer and Principal Accounting Officer)